Form 10-Q
period 2016-09-30
FB Financial Corp
filed 2016-11-15
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-37875

FB FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1216058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Commerce Street, Suite 300 Nashville, TN 37201	37201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 564-1212

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2016, the registrant had 23,975,122 shares of common stock, $1.00 par value per share, outstanding. The registrant has no other classes of securities outstanding as of given date.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

FB Financial Corporation and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts are in thousands except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$51,292	$53,893
Federal funds sold	8,848	21,628
Interest bearing deposits in financial institutions	57,157	22,202
Cash and cash equivalents	117,297	97,723
Investments:
Available-for-sale securities, at fair value	553,357	649,387
Federal Home Loan Bank stock, at cost	6,528	6,528
Loans held for sale, at fair value	486,601	273,196
Loans	1,793,343	1,701,863
Less: allowance for loan losses	23,290	24,460
Net loans	1,770,053	1,677,403
Premises and equipment, net	65,882	65,892
Foreclosed real estate, net	8,964	11,641
Interest receivable	7,040	6,763
Mortgage servicing rights, net	46,291	29,711
Goodwill	46,867	46,904
Core deposit intangible, net	5,090	6,695
Other assets	73,210	27,577
Total assets	$3,187,180	$2,899,420
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$726,248	$626,955
Interest-bearing	1,382,981	1,273,438
Savings deposits	131,819	212,522
Time deposits	399,024	325,559
Total deposits	2,640,072	2,438,474
Securities sold under agreements to repurchase	29,137	105,133
Short-term borrowings	80,000	18,000
Long-term debt (see Note 14)	45,291	56,616
Deferred tax liability	15,457	713
Accrued expenses and other liabilities	48,115	43,810
Total liabilities	2,858,072	2,662,746
Shareholders' equity :
Common stock, $1 par value; 75,000,000 and 25,000,000 shares authorized;
23,975,122 and 17,180,000 shares issued and outstanding at September 30, 2016
and December 31, 2015, respectively	23,975	17,180
Additional paid-in capital	211,765	94,544
Retained earnings	84,774	122,493
Accumulated other comprehensive income, net	8,594	2,457
Total shareholders' equity	329,108	236,674
Total liabilities and shareholders' equity	$3,187,180	$2,899,420

See accompanying notes to condensed consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Condensed consolidated statements of income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$26,550	$22,800	$77,740	$64,103
Interest on securities
Taxable	2,402	2,793	8,296	8,675
Tax-exempt	875	685	2,425	2,123
Other	178	106	466	329
Total interest income	30,005	26,384	88,927	75,230
Interest expense:
Deposits
Demand and savings accounts	1,340	1,197	4,026	3,415
Time deposits	575	364	1,378	1,253
Short-term borrowings	13	214	101	543
Long-term debt	460	474	1,504	1,443
Total interest expense	2,388	2,249	7,009	6,654
Net interest income	27,617	24,135	81,918	68,576
Provision for loan losses	71	(1,159)	(727)	(937)
Net interest income after provision for loan losses	27,546	25,294	82,645	69,513
Noninterest income:
Mortgage banking income	36,938	19,794	91,574	51,081
Service charges on deposit accounts	1,870	1,876	6,129	5,240
ATM and interchange fees	1,814	1,572	5,756	4,510
Investment services income	857	800	2,508	2,464
Bargain purchase gain	—	2,794	—	2,794
Gain on sale of securities	416	47	4,407	1,842
Gain (loss) on sales or write-downs of foreclosed assets	1,646	(105)	1,504	(43)
Gain (loss) on other assets	7	5	24	(380)
Other income	414	265	1,451	763
Total noninterest income	43,962	27,048	113,353	68,271
Noninterest expenses:
Salaries, commissions and employee benefits	34,010	22,151	84,486	61,111
Occupancy and equipment expense	3,171	2,741	9,567	7,892
Legal and professional fees	816	1,252	2,704	2,394
Data processing	1,294	511	2,691	1,520
Merger and conversion	1,122	291	3,268	578
Amortization of core deposit intangibles	526	415	1,605	1,221
Amortization of mortgage servicing rights	2,796	764	6,221	1,543
Impairment of mortgage servicing rights	2,402	—	8,089	—
Regulatory fees and deposit insurance assessments	465	550	1,481	1,465
Software license and maintenance fees	503	559	2,361	1,410
Advertising	2,220	2,305	8,071	5,875
Other expense	6,204	4,040	16,927	11,603
Total noninterest expense	55,529	35,579	147,471	96,612
Income before income taxes	15,979	16,763	48,527	41,172
Income tax expense (Note 7)	14,772	858	16,946	2,507
Net income	$1,207	$15,905	$31,581	$38,665
Weighted average common shares outstanding:
Basic	18,259,128	17,180,000	17,542,335	17,180,000
Fully diluted	18,332,192	17,180,000	17,566,867	17,180,000
Earnings per share
Basic	$0.07	$0.93	$1.80	$2.25
Fully diluted	0.07	0.93	1.80	2.25

Pro Forma (C Corporation basis) (Note 7):
Income tax expense	$5,946	$5,180	$18,115	$14,143
Net income	10,033	11,583	30,412	27,029
Earnings per share
Basic	$0.55	$0.67	$1.73	$1.57
Fully diluted	0.55	0.67	1.73	1.57

See accompanying notes to condensed consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Condensed consolidated statements of comprehensive income (loss)

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,207	$15,905	$31,581	$38,665
Other comprehensive income, net of tax:
Net change in unrealized gain in available-for-sale securities,
net of tax of $38 and $187 and $802 and $298	(1,524)	3,868	10,246	4,584
Reclassification adjustment for gain on sale of securities
included in net income, net of tax expense of $57 and $3 and $298 and $101	(359)	(44)	(4,109)	(1,741)
Comprehensive income (loss)	$(676)	$19,729	$37,718	$41,508

See accompanying notes to condensed consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Condensed consolidated statements of changes in shareholders’ equity

(Unaudited)

(Amounts are in thousands except share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at January 1, 2015	$17,180	$94,544	$98,237	$5,267	$215,228
Net income	—	—	38,665	—	38,665
Other comprehensive income, net of taxes	—	—	—	2,843	2,843
Cash dividends paid ($1.23 per share)	—	—	(21,100)	—	(21,100)
Balance at September 30, 2015	$17,180	$94,544	$115,802	$8,110	$235,636

Balance January 1, 2016	$17,180	$94,544	$122,493	$2,457	$236,674
Net income	—	—	31,581	—	31,581
Other comprehensive income, net of taxes	—	—	—	6,137	6,137
Common stock issued, net of offering costs	6,765	108,760	—	—	115,525
Conversion of cash-settled to stock-settled for:
Equity based incentive plans	—	2,388	—	—	2,388
Deferred compensation plan	—	3,000	—	—	3,000
Stock based compensation expense	—	3,373	—	—	3,373
Restricted stock units vested and distributed, net of shares withheld for taxes	30	(300)	—	—	(270)
Cash dividends paid ($4.03 per share)	—	—	(69,300)	—	(69,300)
Balance September 30, 2016	$23,975	$211,765	$84,774	$8,594	$329,108

See accompanying notes to condensed consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts are in thousands except share amounts)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$31,581	$38,665
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,994	2,383
Amortization of core deposit intangibles	1,605	1,221
Capitalization of mortgage servicing rights	(30,890)	(18,392)
Amortization of mortgage servicing rights	6,221	1,543
Impairment of mortgage servicing rights	8,089	—
Stock-based compensation expense	3,373	—
Provision for loan losses	(727)	(937)
Provision for mortgage loan repurchases	1,173	1,021
Accretion of yield on purchased loans	(3,195)	—
Accretion of discounts and amortization of premiums on securities, net	1,471	1,125
Bargain purchase gain	—	(2,794)
Gain on sales of securities	(4,407)	(1,842)
Origination of loans held for sale	(3,121,252)	(2,067,466)
Proceeds from sale of loans held for sale	2,987,252	2,020,502
Gain on sale and change in fair value of loans held for sale	(85,154)	(49,101)
Net (gain) loss on sales or write-downs of foreclosed assets	(1,504)	43
Gain (loss) on other assets	(24)	380
Provision for deferred income tax	14,239	1,177
Changes in:
Other assets and interest receivable	(47,046)	(153,073)
Accrued expenses and other liabilities	10,504	71,771
Net cash used in operating activities	(225,697)	(153,774)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	270,663	268,830
Maturities, prepayments and calls	78,661	79,771
Purchases	(244,221)	(141,290)
Net increase in loans	(85,209)	(154,336)
Purchases of premises and equipment	(3,683)	(2,928)
Proceeds from the sale of foreclosed assets	6,558	2,205
Proceeds from the sale of premises and equipment	—	16
Net cash received in business combination	—	23,995
Net cash provided by investing activities	22,769	76,263
Cash flows from financing activities:
Net increase in demand and savings deposits	128,133	137,248
Net increase (decrease) in time deposits	73,465	(31,235)
Net decrease in securities sold under agreements to repurchase	(75,996)	(32,776)
Increase in short-term borrowings	62,000	59,440
Payments on long-term debt	(11,325)	(7,297)
Net proceeds from sale of common stock	115,525	—
Dividends paid	(69,300)	(21,100)
Net cash provided by financing activities	222,502	104,280
Net change in cash and cash equivalents	19,574	26,769
Cash and cash equivalents at beginning of the period	97,723	49,954
Cash and cash equivalents at end of the period	$117,297	$76,723

Supplemental cash flow information
Interest paid	$7,041	$6,731
Taxes paid	1,307	1,754
Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	$2,636	$2,284
Transfers from foreclosed real estate to loans	259	785
Transfers from loans held for sale to loans	5,749	4,245
Conversion of cash-settled to stock-settled compensation	5,388	—
Trade date receivable- securities	32,648	73,737

See accompanying notes to condensed consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Notes to condensed consolidated financial statements

(Unaudited)

Note (1)—Basis of presentation:

The condensed consolidated financial statements, including the notes thereto of FB Financial Corporation (the Company), formerly First South Bancorp, Inc. until the Company name was changed in 2016, have been prepared in accordance with United States generally accepted accounting principles (GAAP) interim reporting requirements, and therefore do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included on Form S-1. The Company’s principal business activity is banking, conducted through its wholly owned subsidiary, FirstBank (the Bank).

The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The accompanying consolidated financial statements have been prepared in conformity with GAAP and general banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the periods then ended.

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the determination of the fair value of financial instruments, including investment securities, derivatives and mortgage servicing rights. In connection with the determination of the estimated fair value of foreclosed real estate and impaired loans, management obtains independent appraisals for significant properties.

Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or shareholders’ equity.

On June 28, 2016, the Company declared a 100-for-1 stock split, increasing the number of issued and authorized shares from 171,800 to 17,180,000 and 250,000 to 25,000,000, respectively. Additional shares issued as a result of the stock split were distributed immediately upon issuance to the shareholder on that date. Share and per share amounts included in the consolidated financial statements and notes thereto reflect the effect of the split for all periods presented. Additionally, in July 2016, the Company increased the authorized shares from 25,000,000 to 75,000,000.

On August 19, 2016, the Company filed a Registration Statement on Form S-1 with the SEC. That Registration Statement was declared effective by the SEC on September 15, 2016. The Company sold and issued 6,764,704 shares of common stock at $19 per share pursuant to that Registration Statement. Total proceeds received by the Company, net of offering costs, were approximately $115,525. The proceeds were used to fund a $55,000 distribution to the majority shareholder and to repay all $10,075 aggregate principal amount of subordinated notes held by the majority shareholder, plus any accrued and unpaid interest thereon. The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act).

The Company also terminated its S-Corporation status and became a taxable corporate entity (C Corporation) on September 16, 2016 in connection with its initial public offering. Pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma combined effective tax rate of 37.22% and 37.33% for the three and nine months ended September 30, 2016, respectively, and 30.9% and 34.35% for the three and nine months ended September 30, 2015, respectively, as if it had been a C Corporation during those periods. The difference in the statutory state and federal tax rates of 6.5% and 35% is due to nontaxable investment income in addition to the bargain purchase gain recognized in the third quarter of 2015 related to the acquisition of NWGB. In addition, the pro forma results for the three and nine months ended September 30, 2016 excludes the effect of recognition of the deferred tax liability attributable to conversion of $13,181 as discussed in Note 7.

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Unearned compensation plus assumed proceeds from the applicable tax benefits are used to repurchase common stock at the average market price.

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic earnings per share calculation:
Net income	$1,207	$15,905	$31,581	$38,665
Weighted-average basic shares outstanding	18,259,128	17,180,000	17,542,335	17,180,000
Basic earnings per share	$0.07	$0.93	$1.80	$2.25
Diluted earnings per share:
Net income	$1,207	$15,905	$31,581	$38,665
Weighted-average basic shares outstanding	18,259,128	17,180,000	17,542,335	17,180,000
Average diluted common shares outstanding	73,064	—	24,532	—
Weighted-average diluted shares outstanding	18,332,192	17,180,000	17,566,867	17,180,000
Diluted earnings per share	$0.07	$0.93	$1.80	$2.25
Pro forma earnings per share:
Pro forma net income	$10,033	$11,583	$30,412	$27,029
Weighted-average basic shares outstanding	18,259,128	17,180,000	17,542,335	17,180,000
Pro forma basic earnings per share	$0.55	$0.67	$1.73	$1.57
Pro forma diluted earnings per share:
Pro forma net income	$10,033	$11,583	$30,412	$27,029
Weighted-average diluted shares outstanding	18,332,192	17,180,000	17,566,867	17,180,000
Pro forma diluted earnings per share	$0.55	$0.67	$1.73	$1.57

Except as set forth below, the Company did not adopt any new accounting policies that were not disclosed in the Company’s 2015 audited financial statements included on Form S-1.

Stock-Based Compensation — Stock-based compensation expense is recognized in accordance with ASC 718-20 Compensation – Stock Compensation Awards Classified as Equity. Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures based on grant-date fair value. The restricted stock unit awards are amortized over the required service period, if any.

Except as set forth below, there are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption that were not disclosed in the Company’s 2015 audited financial statements included on Form S-1.

In June 2016, the FASB issued ASU 2016-13-”Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will allow credit losses to be presented as an allowance rather than as a write-down. The provisions of this update are expected to become effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Management is currently evaluating the potential impact of this update.

Note (2)—Acquisition of Northwest Georgia Bank

On September 18, 2015, the Bank completed its acquisition of Northwest Georgia Bank (NWGB), a bank headquartered in Ringgold, Georgia, pursuant to that certain Agreement and Plan of Merger dated April 27, 2015 by and between the Bank and NWGB. Pursuant to the Agreement and Plan of Merger, NWGB was merged with and into the Bank, with the Bank as the surviving entity. Prior to the acquisition, NWGB operated six banking locations in Georgia and Tennessee. The acquisition of NWGB allowed the Company to further its strategic initiatives by expanding its geographic footprint into certain markets of Georgia and Tennessee. The Company acquired NWGB in a $1,500 cash purchase.

The Company recorded a bargain purchase gain of $2,794 and a core deposit intangible asset of $4,931. The fair value of the core deposit intangible is being amortized on a straight-line basis over the estimated useful life, currently expected to be approximately 10 years.

For income tax purposes, the acquisition of NWGB was treated as an asset purchase. As an asset purchase for income tax purposes, the carrying value of assets and liabilities for NWGB are the same for both financial reporting and income tax purposes; therefore, no deferred taxes were recorded at the date of acquisition except for a $191 deferred tax liability recorded for the bargain purchase gain. Additionally, this treatment allows for the deductibility for income tax purposes of the core deposit intangible recorded for the NWGB merger over 15 years, net of the bargain purchase gain.

In connection with the transaction, the Company incurred $1,122 and $291 and $3,268 and $578 in merger and conversion expenses during the three months and nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the final allocation of purchase price to assets and liabilities acquired in connection with the merger with NWGB based on estimated fair value on September 18, 2015.

(Dollar amounts in thousands)
Final Allocation of Purchase Price for Northwest Georgia Bank:
Total cash purchase price		$1,500
Net assets acquired:
Stockholders' equity at September 18, 2015	$6,478
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	535
Loans, net of the reversal of NWGB's allowance for loan losses of $4,383	(8,024)
Premises and equipment	3,731
Core deposits intangible	4,931
Foreclosed real estate	(1,922)
Other assets	(264)
Deposits	(302)
FHLB funds purchased	(378)
Other liabilities	(491)
Total net fair value adjustments		4,294
Bargain purchase gain		$2,794
(1)	The bargain purchase gain resulting from the merger has been recognized in the Banking operating segment during the three months ended September 30, 2015.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at acquisition date in connection with the merger with NWGB.

Cash and cash equivalents	$25,495
Securities available-for-sale	134,278
Loans	78,565
Premises and equipment	15,343
Intangible assets	4,931
Foreclosed real estate	5,002
Other assets	8,735
Total Assets	$272,349
Deposits	$246,216
Borrowings	20,378
Other liabilities	1,461
Total Liabilities	$268,055
Purchase price	1,500
Bargain purchase gain	$2,794

The Company finalized purchase accounting surrounding the NWGB acquisition and closed the measurement period as of December 31, 2015. The Company also elected to early adopt ASU 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” as of December 31, 2015.

The following table presents the fair value of loans acquired from NWGB as of the September 18, 2015 acquisition date:

September 18, 2015
Contractually-required principal and interest	$91,079
Nonaccretable difference	(8,578)
Cash flows expected to be collected	82,501
Accretable yield	(3,936)
Fair value	$78,565

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2015 of the Company as though the merger with NWGB had been completed as of January 1, 2014. The unaudited estimated pro forma information combines the historical results of NWGB with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies.

	Three Months ended September 30, 2015	Nine Months ended September 30, 2015
Interest income	$22,516	$75,702
Interest expense	1,702	6,616
Net interest income	20,814	69,086
Provision for loan losses	(1,159)	(937)
Noninterest income	25,335	68,271
Noninterest expense	29,409	97,201
Income before income taxes	17,899	41,093
Income taxes	935	2,502
Net income	$16,964	$38,591
Earnings per share
Basic	$0.99	$2.25
Diluted	$0.99	$2.25

Note (3)—Investment securities:

The amortized cost of securities and their fair values at September 30, 2016 and December 31, 2015 are shown below (in thousands):

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$2,501	$—	$—	$2,501
Mortgage-backed securities - residential	429,156	4,678	(270)	433,564
Municipals, tax exempt	99,171	4,987	(46)	104,112
Treasury securities	4,504	2	—	4,506
Total debt securities	535,332	9,667	(316)	544,683
Equity securities	8,722	26	(74)	8,674
Total securities available-for-sale	$544,054	$9,693	$(390)	$553,357

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$34,161	$—	$(353)	$33,808
Mortgage-backed securities - residential	524,141	3,675	(5,443)	522,373
Municipals, tax exempt	74,945	4,892	—	79,837
Treasury securities	4,507	—	(22)	4,485
Total debt securities	637,754	8,567	(5,818)	640,503
Equity securities	8,971	3	(90)	8,884
Total securities available-for-sale	$646,725	$8,570	$(5,908)	$649,387

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2016 and December 31, 2015 are shown below (in thousands). Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	September 30, 2016		December 31, 2015
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$5,203	$5,206	$6,849	$6,886
Due in one to five	7,486	7,608	44,108	44,358
Due in five to ten years	37,340	39,790	29,964	31,927
Due in over ten years	56,147	58,515	32,692	34,959
	106,176	111,119	113,613	118,130
Mortgage-backed securities - residential	429,156	433,564	524,141	522,373
	$535,332	$544,683	$637,754	$640,503

Sales of available-for-sale securities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$1,668	$157,475	$270,663	$268,830
Gross realized gains	416	47	4,755	1,842
Gross realized losses	—	—	348	—

The following tables show gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities - residential	35,601	96	20,373	174	55,974	270
Municipals, tax exempt	4,286	46	—	—	4,286	46
Treasury securities	—	—	—	—	—	—
Total debt securities	39,887	142	20,373	174	60,260	316
Equity securities	—	—	1,543	74	1,543	74
	$39,887	$142	$21,916	$248	$61,803	$390

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$15,887	$124	$17,921	$229	$33,808	$353
Mortgage-backed securities - residential	219,756	1,778	121,362	3,665	341,118	5,443
Municipals, tax exempt	4,485	22	—	—	4,485	22
Total debt securities	240,128	1,924	139,283	3,894	379,411	5,818
Equity securities	—	—	1,583	90	1,583	90
	$240,128	$1,924	$140,866	$3,984	$380,994	$5,908

As of September 30, 2016 and December 31, 2015, the Company’s securities portfolio consisted of 302 and 274 securities, 19 and 64 of which were in an unrealized loss position, respectively.

The Company evaluates securities with unrealized losses for other-than-temporary impairment (OTTI), and the Company recorded no OTTI for the three and nine months ended September 30, 2016 and 2015. For debt securities, the Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. For equity securities, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value.

As of September 30, 2016, the Company had a trade date receivable related to securitization of mortgage loans held for sale amounting to $32,648 for securities sold not yet settled.

Note (4)—Loans and allowance for loan losses:

Loans outstanding at September 30, 2016 and December 31, 2015, by major lending classification are as follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial and industrial	$370,379	$317,038
Construction	227,321	231,025
Residential real estate:
1-to-4 family mortgage	286,580	287,749
Residential line of credit	173,898	171,526
Multi-family mortgage	54,129	59,510
Commercial real estate:
Owner occupied	350,790	330,207
Non-owner occupied	265,190	237,222
Consumer and other	65,056	67,586
Gross loans	1,793,343	1,701,863
Less: Allowance for loan losses	(23,290)	(24,460)
Net loans	$1,770,053	$1,677,403

As of September 30, 2016 and December 31, 2015, $445,598 and $26,089, respectively, of 1-to-4 family mortgage loans and loans held for sale were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of September 30, 2016 and December 31, 2015, $29,451 and $43,825, respectively, of multi-family mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the nine months ended September 30, 2016 and 2015 (in thousands):

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30 ,2016
Beginning balance- June 30, 2016	$6,051	$4,266	$3,555	$1,922	$448	$3,672	$2,752	$1,068	$23,734
Provision for loan losses	423	103	108	(99)	165	(35)	(359)	(235)	71
Recoveries of loans previously charged-off	8	32	2	36	—	4	22	95	199
Loans charged off	(358)	—	(166)	(29)	—	—	—	(161)	(714)
Ending balance- September 30, 2016	$6,124	$4,401	$3,499	$1,830	$613	$3,641	$2,415	$767	$23,290
Nine Months Ended September 30 ,2016
Beginning balance - December 31, 2015	$5,288	$5,030	$4,126	$2,178	$311	$4,034	$2,610	$883	$24,460
Provision for loan losses	912	(764)	(517)	(387)	302	(315)	(222)	264	(727)
Recoveries of loans previously charged-off	480	137	109	143	—	15	27	266	1,177
Loans charged off	(556)	(2)	(219)	(104)	—	(93)	—	(646)	(1,620)
Ending balance- September 30, 2016	$6,124	$4,401	$3,499	$1,830	$613	$3,641	$2,415	$767	$23,290

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30 ,2015
Beginning balance - June 30, 2015	$5,422	$4,251	$5,206	$3,592	$312	$7,112	$2,294	$841	$29,030
Provision for loan losses	791	(824)	45	39	(12)	(2,084)	576	310	(1,159)
Recoveries of loans previously charged-off	21	976	92	147	—	13	3	177	1,429
Loans charged off	(104)	(33)	(376)	(104)	—	(1,057)	(54)	(378)	(2,106)
Ending balance- September 30, 2015	$6,130	$4,370	$4,967	$3,674	$300	$3,984	$2,819	$950	$27,194
Nine Months Ended September 30 ,2015
Beginning balance - December 31, 2014	$6,600	$3,721	$6,364	$2,790	$184	$6,075	$2,641	$655	$29,030
Provision for loan losses	(276)	(404)	(985)	737	116	(1,060)	226	709	(937)
Recoveries of loans previously charged-off	53	1,086	127	251	—	26	6	433	1,982
Loans charged off	(247)	(33)	(539)	(104)	—	(1,057)	(54)	(847)	(2,881)
Ending balance- September 30, 2015	$6,130	$4,370	$4,967	$3,674	$300	$3,984	$2,819	$950	$27,194

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment and loans collectively evaluated for impairment as of September 30, 2016 and December 31, 2015 (in thousands):

							September 30, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$24	$—	$30	$140	$—	$162	$748	$2	$1,106
Collectively evaluated for impairment	6,100	4,401	3,469	1,690	613	3,479	1,667	765	22,184
Ending balance- September 30, 2016	$6,124	$4,401	$3,499	$1,830	$613	$3,641	$2,415	$767	$23,290

							December 31, 2015
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year-end amount of allowance allocated to:
Individually evaluated for impairment	$89	$5	$66	$—	$—	$38	$775	$—	$973
Collectively evaluated for impairment	5,199	5,025	4,060	2,178	311	3,996	1,835	883	23,487
Ending balance- December 31, 2015	$5,288	$5,030	$4,126	$2,178	$311	$4,034	$2,610	$883	$24,460

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment and loans collectively evaluated for impairment as of September 30, 2016 and December 31, 2015 (in thousands):

							September 30, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,531	$2,773	$2,721	$316	$1,034	$2,658	$3,331	$3	$14,367
Collectively evaluated for impairment	368,317	220,030	281,609	173,582	53,065	344,302	256,384	65,048	1,762,337
Acquired with deteriorated credit quality	531	4,518	2,250	—	30	3,830	5,475	5	16,639
Ending balance – September 30, 2016	$370,379	$227,321	$286,580	$173,898	$54,129	$350,790	$265,190	$65,056	$1,793,343

							December 31, 2015
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,499	$2,866	$3,686	$—	$1,074	$2,425	$4,026	$—	$15,576
Collectively evaluated for impairment	314,665	221,300	281,235	171,526	58,400	322,999	227,205	67,582	1,664,912
Acquired with deteriorated credit quality	874	6,859	2,828	—	36	4,783	5,991	4	21,375
Ending balance- December 31, 2015	$317,038	$231,025	$287,749	$171,526	$59,510	$330,207	$237,222	$67,586	$1,701,863

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings:

Watch.    Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table shows credit quality indicators by portfolio class at September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Pass	Watch	Substandard	Total
Commercial and industrial	$357,447	$8,769	$4,163	$370,379
Construction	219,155	3,053	5,113	227,321
Residential real estate:
1-to-4 family mortgage	269,839	6,605	10,136	286,580
Residential line of credit	169,686	2,298	1,914	173,898
Multi-family mortgage	52,910	155	1,064	54,129
Commercial real estate:
Owner occupied	331,746	10,661	8,383	350,790
Non-owner occupied	243,161	13,080	8,949	265,190
Consumer and other	64,263	459	334	65,056
Total	$1,708,207	$45,080	$40,056	$1,793,343

December 31, 2015	Pass	Watch	Substandard	Total
Commercial and industrial	$310,125	$1,060	$5,853	317,038
Construction	219,684	3,238	8,103	231,025
Residential real estate:
1-to-4 family mortgage	268,046	9,367	10,336	287,749
Residential line of credit	165,838	3,069	2,619	171,526
Multi-family mortgage	58,234	166	1,110	59,510
Commercial real estate:
Owner occupied	310,538	9,852	9,817	330,207
Non-owner occupied	206,645	20,218	10,359	237,222
Consumer and other	66,794	460	332	67,586
Total	$1,605,904	$47,430	$48,529	$1,701,863

Loans acquired in business combinations that exhibited at the date of acquisition evidence of deterioration of credit quality since origination such that it was probable that all contractually required payments would not be collected are considered to be purchased credit impaired and were as follows at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Commercial and industrial	$531	$874
Construction	4,518	6,859
Residential real estate:
1-to-4 family mortgage	2,250	2,828
Residential line of credit	—	—
Multi-family mortgage	30	36
Commercial real estate:
Owner occupied	3,830	4,783
Non-owner occupied	5,475	5,991
Consumer and other	5	4
Total	$16,639	$21,375

The following table presents the current value of loans determined to be impaired at the time of acquisition at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Contractually-required principal and interest	$23,736	$31,381
Nonaccretable difference	(6,058)	(8,369)
Cash flows expected to be collected	17,678	23,012
Accretable yield	(1,039)	(1,637)
Current value	$16,639	$21,375

Changes in accretable yield and nonaccretable difference of purchased loans were as follows (in thousands):

	Accretable yield		Nonaccretable Difference
	Purchased Credit Impaired	Purchased Non-impaired	Purchased Credit Impaired	Purchased Non-impaired	Total
Balance at July 1, 2016	$(1,248)	$(1,613)	$(6,439)	$—	$(9,300)
Additions through acquisition	—	—	—	—	—
Principal reductions/ pay-offs	(381)	—	381	—	—
Charge-offs	—	—	—	—	—
Accretion	590	224	—	—	814
Balance at September 30, 2016	$(1,039)	$(1,389)	$(6,058)	$—	$(8,486)

Balance at July 1, 2015	$—	$—	$—	$—	$—
Additions through acquisition	(1,991)	(1,945)	(8,508)	(70)	(12,514)
Principal reductions/ pay-offs	—	—	—	—	—
Charge-offs	—	—	—	—	—
Accretion	—	—	—	—	—
Balance at September 30, 2015	$(1,991)	$(1,945)	$(8,508)	$(70)	$(12,514)

	Accretable yield		Nonaccretable Difference
	Purchased Credit Impaired	Purchased Non-impaired	Purchased Credit Impaired	Purchased Non-impaired	Total
Balance at January 1, 2016	$(1,637)	$(2,147)	$(8,369)	$(70)	$(12,223)
Additions through acquisition	—	—	—	—	—
Principal reductions/ pay-offs	(1,839)	—	1,839	—	—
Charge-offs	—	—	472	—	472
Sale of credit card portfolio	—	—	—	70	70
Accretion	2,437	758	—	—	3,195
Balance at September 30, 2016	$(1,039)	$(1,389)	$(6,058)	$—	$(8,486)

Balance at January 1, 2015	$—	$—	$—	$—	$—
Additions through acquisition	(1,991)	(1,945)	(8,508)	(70)	(12,514)
Principal reductions/ pay-offs	—	—	—	—	—
Charge-offs	—	—	—	—	—
Sale of credit card portfolio	—	—	—	—	—
Accretion	—	—	—	—	—
Balance at September 30, 2015	$(1,991)	$(1,945)	$(8,508)	$(70)	$(12,514)

There were no purchased credit impaired loans prior to the NWGB acquisition on September 18, 2015.

Nonperforming loans include loans that are no longer accruing interest (non-accrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$313	$264	$1,219	$368,052	$369,848
Construction	985	201	257	221,360	222,803
Residential real estate:
1-to-4 family mortgage	3,170	520	2,020	278,620	284,330
Residential line of credit	405	194	644	172,655	173,898
Multi-family mortgage	138	—	—	53,961	54,099
Commercial real estate:				—
Owner occupied	180	17	2,061	344,702	346,960
Non-owner occupied	92	—	3,385	256,238	259,715
Consumer and other	490	146	36	64,379	65,051
Total	$5,773	$1,342	$9,622	$1,759,967	$1,776,704

Loans acquired with deteriorated credit quality amounting to $16,639 and have been excluded from the table above in accordance with ASC-310-10-50, Receivables- Overall- Disclosure.

December 31, 2015	30-89 days past due	90 days or more and accruing interest	Non-accruing loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$283	$103	$1,659	$314,119	$316,164
Construction	81	33	272	223,780	224,166
Residential real estate:
1-to-4 family mortgage	2,798	268	2,124	279,731	284,921
Residential line of credit	1,053	323	1,114	169,036	171,526
Multi-family mortgage	—	—	—	59,474	59,474
Commercial real estate:
Owner occupied	382	—	1,848	323,194	325,424
Non-owner occupied	60	—	3,638	227,533	231,231
Consumer and other	331	160	45	67,046	67,582
Total	$4,988	$887	$10,700	$1,663,913	$1,680,488

Loans acquired with deteriorated credit quality amounting to $21,375 have been excluded from the table above in accordance with ASC-310-10-50, Receivables- Overall- Disclosure.

Impaired loans recognized in conformity with ASC 310 at September 30, 2016 and December 31, 2015, segregated by class, were as follows (in thousands):

September 30, 2016	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$362	$362	$24
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	110	376	30
Residential line of credit	316	322	140
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	825	831	162
Non-owner occupied	2,163	2,169	748
Consumer and other	3	3	2
Total	$3,779	$4,063	$1,106
With no related allowance recorded
Commercial and industrial	$1,169	$1,528	$—
Construction	2,773	2,778	—
Residential real estate:
1-to-4 family mortgage	2,611	2,615	—
Residential line of credit	—	—	—
Multi-family mortgage	1,034	1,034	—
Commercial real estate:
Owner occupied	1,833	2,957	—
Non-owner occupied	1,168	1,902	—
Consumer and other	—	—	—
Total	$10,588	$12,814	$—
Total impaired loans	$14,367	$16,877	$1,106

	Three Months Ended		Nine Months Ended
September 30, 2016	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$363	$3	$820	$14
Construction	—	—	102	—
Residential real estate:
1-to-4 family mortgage	200	1	1,482	27
Residential line of credit	319	4	213	6
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	807	17	1,115	18
Non-owner occupied	2,573	4	2,776	13
Consumer and other	2	—	1	—
Total	$4,264	$29	$6,509	$78
With no related allowance recorded
Commercial and industrial	$1,318	$13	$767	$17
Construction	2,782	36	2,712	99
Residential real estate:
1-to-4 family mortgage	2,680	19	2,060	103
Residential line of credit	—	—	—	—
Multi-family mortgage	1,037	13	1,052	25
Commercial real estate:
Owner occupied	2,239	33	1,378	75
Non-owner occupied	1,413	1	1,212	2
Consumer and other	—	—		—
Total	$11,469	$115	$9,181	$321

September 30, 2015
With a related allowance recorded:
Commercial and industrial	$1,844	$34	$2,130	$45
Construction	4,707	51	4,702	144
Residential real estate:
1-to-4 family mortgage	4,358	73	3,660	149
Residential line of credit	—	—	—	—
Multi-family mortgage	887	—	877	—
Commercial real estate:
Owner occupied	2,853	16	2,368	52
Non-owner occupied	4,397	13	3,007	90
Consumer and other	—	—		—
Total	$19,046	$187	$16,744	$480
With no related allowance recorded
Commercial and industrial	$425	$—	$390	$—
Construction	444	—	136	—
Residential real estate:
1-to-4 family mortgage	180	—	95	—
Residential line of credit	—	—	—	—
Multi-family mortgage	218	—	214	—
Commercial real estate:
Owner occupied	157	—	146	44
Non-owner occupied	1,416	—	1,195	18
Consumer and other	—	—	—	—
Total	$2,840	$—	$2,176	$62

December 31, 2015	Recorded investment	Unpaid principal	Related allowance	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$1,133	$1,133	$89	$1,269	$22
Construction	308	308	5	517	3
Residential real estate:
1-to-4 family mortgage	3,397	3,398	66	2,345	199
Residential line of credit	—	—	—	—	—
Multi-family mortgage	—	—	—	468	—
Commercial real estate:
Owner occupied	2,302	2,422	38	1,938	77
Non-owner occupied	2,976	2,976	775	3,039	18
Consumer and other	—	—	—	—	—
Total	$10,116	$10,237	$973	$9,576	$319
With no related allowance recorded:
Commercial and industrial	$366	$993	$—	$660	$—
Construction	2,558	2,558	—	4,337	127
Residential real estate:
1-to-4 family mortgage	289	289	—	2,815	7
Residential line of credit	—	—	—	—	—
Multi-family mortgage	1,074	1,074	—	652	25
Commercial real estate:
Owner occupied	123	229	—	788	—
Non-owner occupied	1,050	1,781	—	855	—
Consumer and other	—	—	—	—	—
Total	$5,460	$6,924	$—	$10,107	$159
Total impaired loans	$15,576	$17,161	$973	$19,683	$478

As of September 30, 2016 and December 31, 2015, the Company has a recorded investment in troubled debt restructurings of $10,125 and $15,289, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $848 and $946 of specific reserves for those loans at September 30, 2016 and December 31, 2015, respectively, and has committed to lend additional amounts totaling up to $1 and $69, respectively to these customers. Of these loans, $5,274 and $5,898 were classified as non-accrual loans as of September 30, 2016 and December 31, 2015.

The following table presents the financial effect of TDRs recorded during the periods indicated ($ amounts in thousands):

Three months ended September 30, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial real estate:
Owner occupied	1	118	118	—
Residential real estate:
1-4 family mortgage	1	1,098	1,098	—
Consumer and other	2	4	4	—
Total	4	$1,220	$1,220	$—

Three months ended September 30, 2015	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial real estate:
Owner occupied	1	221	221	—
Total	1	$221	$221	$—

Nine months ended September 30, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial
Commercial real estate:
Owner occupied	1	460	460	—
Residential real estate:
1-4 family mortgage	5	1,819	1,819	39
Consumer and other	2	4	4	—
Total	8	$2,283	$2,283	$39

Nine months ended September 30, 2015	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	6	$2,301	$2,301	$86
Commercial real estate:
Owner occupied	2	786	786	—
Non-owner occupied	1	133	133	—
Residential real estate:
1-4 family mortgage	5	326	326	45
Total	14	$3,546	$3,546	$131

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2016. The following presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2015.

	Defaulted	Charge-offs and specific reserves
Residential real estate:
1-to-4 family mortgage	$145	$45
Total	$145	$45

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the nine months ended September 30, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Note (5)—Foreclosed real estate:

The amount reported as real estate acquired through foreclosure proceedings is carried at fair value less estimated cost to sell the property. The following table summarizes the foreclosed real estate for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$9,902	$6,199	$11,641	$7,259
Acquired through merger with NWGB	—	5,002	—	5,002
Transfers from loans	460	1,057	2,636	2,284
Capital improvements	—	35	—	35
Property sold	(3,044)	(447)	(6,558)	(2,205)
Gain on sale of foreclosed assets	1,680	23	1,749	127
Transferred to loans	—	(194)	(259)	(785)
Write-downs and partial liquidations	(34)	(128)	(245)	(170)
Balance at end of period	$8,964	$11,547	$8,964	$11,547

Foreclosed residential real estate properties included in the table above totaled $2,796 and $2,715 as of September 30, 2016 and December 31, 2015, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $- and $67 at September 30, 2016 and December 31, 2015, respectively.

Note (6)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Carrying value at beginning of period	$40,382	$16,361	$29,711	$6,032
Capitalization	11,107	7,284	30,890	18,392
Amortization	(2,796)	(764)	(6,221)	(1,543)
Impairment	(2,402)	—	(8,089)	—
Carrying value at September 30	$46,291	$22,881	$46,291	$22,881

Income and expense associated with mortgage servicing rights, which include servicing fees, late charges, guarantee fees and loan payoff interest, is recorded on a cash basis which approximates income as would be recorded on a U.S. GAAP basis. The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three months and nine months ended September 30, 2016 and 2015 (in thousands), respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross servicing income	$3,660	$1,050	$8,311	$2,102
Servicing expenses:
Servicing asset amortization	2,796	764	6,221	1,543
Servicing asset impairment	2,402	—	8,089	—
Other servicing expenses	625	174	1,571	374
Gross servicing expenses	5,823	938	15,881	1,917
Net servicing (loss) income	$(2,163)	$112	$(7,570)	$185

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2016 and December 31, 2015 are as follows ($ amounts in thousands):

	September 30, 2016	December 31, 2015
Unpaid principal balance	$4,975,893	$2,545,449
Weighted-average prepayment speed (CPR)	11.55%	7.30%
Estimated impact on fair value of a 10% increase	(2,144)	(371)
Estimated impact on fair value of a 20% increase	(4,127)	(726)
Discount rate	9.20%	10.14%
Estimated impact on fair value of a 100 bp increase	(1,752)	(1,201)
Estimated impact on fair value of a 200 bp increase	(3,381)	(2,317)
Weighted-average coupon interest rate	3.65%	3.79%
Weighted-average servicing fee (basis points)	26	25
Weighted-average remaining maturity (in months)	310	311

On September 29, 2016, the Company signed a letter of intent to sell approximately $2.4 billion in serviced mortgage loan balances. The transaction terms dictate an adjustable daily pricing mechanism based on changes in the referenced mortgage interest rate.  In order to hedge the movement of the referenced mortgage interest rate, the Company entered into a series of interest rate futures and related derivatives to approximately offset the changes to the sales price with an aggregate notional value of $130,000 subsequent to September 30, 2016.  The changes in the fair value of the derivatives will be included in the change in the fair value of the MSRs and the resulting gain or loss on the sale of the underlying MSRs.

Additionally, subsequent to September 30, 2016, the Company signed a letter of intent to sell an additional approximate $1.3 billion in serviced mortgage loan balances.

At September 30, 2016, the fair value carrying amount of the related mortgage servicing rights totaled approximately $32,600 million for the two transactions.

Both transactions are expected to close prior to the end of the fourth quarter of 2016. In connection with the above sales, the Company does not expect any further material gain or loss on the sale; however, the Company does expect to incur transaction-related expenses in the aggregate amount of approximately $2,600 million which will be recorded when incurred.

Based on current management plans, the Company plans to retain the remaining MSRs related primarily to the retail mortgage originations within its existing footprint for marketing purposes while selling originated MSRs through various transactions in future periods.

Note (7)—Income taxes:

In connection with the initial public offering, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on September 16, 2016. As such, any periods prior to September 16, 2016 will only reflect an effective state income tax rate. The reported income tax expense for the three months and nine months ended September 30, 2016 reflects the increase in the deferred tax net liability of $13,181 from the conversion in the taxable status. The deferred tax net liability is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma statements of income for the current quarter and year to date and for prior year periods.

Allocation of federal and state income taxes between current and deferred portions is as follows (in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015
Current	$1,579	$405
Deferred	13,193	453
Total	$14,772	$858

	For the nine months ended
	September 30, 2016	September 30, 2015
Current	$2,707	$1,330
Deferred	14,239	1,177
Total	$16,946	$2,507

Federal income tax expense for the three and nine months ended September 30, 2016 and state income tax expense for the three and nine months ended September 30, 2015 differs from the statutory federal and state rates of 35% and 6.50% due to the following (in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015
Taxes calculated at statutory rate	$1,160	$857
Increase (decrease) resulting from:
Conversion as of September 16, 2016 to C Corporation	13,181	—
Other	431	1
Income tax expense, as reported	$14,772	$858

	For the nine months ended
	September 30, 2016	September 30, 2015
Taxes calculated at statutory rate	$3,338	$2,505
Increase (decrease) resulting from:
Conversion as of September 16, 2016 to C Corporation	13,181	—
Other	427	2
Income tax expense, as reported	$16,946	$2,507

The components of the net deferred tax liability at September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$9,120	$1,565
Amortization of core deposit intangible	904	107
Compensation related	7,001	1,120
Other	2,679	39
Subtotal	19,704	2,831
Deferred tax liabilities:
FHLB stock dividends	(827)	(135)
Depreciation	(6,576)	(661)
Unrealized gain on securities	(3,649)	(205)
Mortgage servicing rights	(18,128)	(1,902)
Other	(5,981)	(641)
Subtotal	(35,161)	(3,544)
Net deferred tax liability	$(15,457)	$(713)

In recording the impact of the conversion to a C Corporation, the Company recorded a deferred income tax expense of $2,955 related to the unrealized gain on available for sale securities through the income statement in accordance with ASC 740-20-45-8; therefore, the amount shown in other comprehensive income has not been reduced by the above expense. This difference will remain in OCI until the underlying securities are sold or mature in accordance with the portfolio approach allowed under ASC 740.

Tax periods for all fiscal years after 2011 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

Note (8)—Commitments and contingencies:

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.

Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

(in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit, excluding interest rate lock commitments	$688,446	$554,274
Letters of credit	20,033	20,338
Balance at end of period	$708,479	$574,612

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $13 and $0 for three and nine months ended September 30, 2016 and 2015, respectively. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,859	$1,457	$2,156	$828
Provision for loan repurchases or indemnifications	470	392	1,173	1,021
Recoveries on previous losses	—	—	—	—
Losses on loans repurchased or indemnified	13	—	13	—
Balance at end of period	$3,342	$1,849	$3,342	$1,849

Note (9)—Derivatives:

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for a mortgage loan are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. The notional amount of commitments to fund fixed-rate mortgage loans was $850,500 and $263,395 at September 30, 2016 and December 31, 2015, respectively. The Company also enters into mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $909,000 and $445,000 at September 30, 2016 and December 31, 2015, respectively. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

The Company has entered into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2016 and December 31, 2015, the Company had notional amounts of $19,708 and $4,409, respectively, on interest rate contracts with corporate customers and $19,708 and $4,409, respectively, in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans. The fair value on the swaps was $(296) and $(369) at September 30, 2016 and December 31, 2015, respectively.

Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. The Company has not elected to offset such financial instruments in the Consolidated Balance Sheets.

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	Balance Sheet Classification	Fair Value
		September 30,	December 31,
		2016	2015
Derivative assets:
Not designated as hedging:
Interest rate swaps	Other Assets	$296	$369
Forward commitments	Other Assets	—	61
Interest rate-lock commitments	Other Assets	16,515	5,593
Total		$16,811	$6,023

Derivative liabilities:
Not designated as hedging:
Interest rate swaps	Other Liabilities	$296	$369
Forward commitments	Other Liabilities	4,511	—
Total		$4,807	$369

Gains (losses) included in the Condensed Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Included in mortgage banking income	$(1,043)	$2,321	$10,922	$4,626
Forward commitments:
Included in mortgage banking income	(4,404)	(9,165)	(21,149)	(5,642)
Total	$(5,447)	$(6,844)	$(10,227)	$(1,016)

Note (10)—Fair value of financial instruments:

ASC 820-10 establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.

The hierarchy is broken down into the following three levels, based on the reliability of inputs:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs for assets or liabilities that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the assets or liabilities.

The Company records the fair values of financial assets and liabilities on a recurring and non-recurring basis using the following methods and assumptions:

Available-for-sale securities—Available-for-sale securities are recorded at fair value on a recurring basis. Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of similar instruments or are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the pricing relationship or correlation among other benchmark quoted securities. Available-for-sale securities valued using quoted market prices of similar instruments or that are valued using matrix pricing are classified as Level 2. When significant inputs to the valuation are unobservable, the available-for-sale securities are classified within Level 3 of the fair value hierarchy.

Where no active market exists for a security or other benchmark securities, fair value is estimated by the Company with reference to discount margins for other high risk securities.

Loans held for sale—Loans held for sale are carried at fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs.

Derivatives—The fair value of the interest rate swaps are based upon fair values provided from entities that engage in interest rate swap activity and is based upon projected future cash flows and interest rates. Fair value of commitments is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered. These financial instruments are classified as Level 2.

Foreclosed real estate—Foreclosed real estate (“REO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. REO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.

Mortgage servicing rights—Servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Mortgage servicing rights are disclosed as level 3.

Impaired loans—Loans considered impaired under FASB ASC 310, Receivables, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value adjustments for impaired loans are recorded on a non-recurring basis as either partial write downs based on observable market prices or current appraisal of the collateral. Impaired loans are classified as Level 3.

The following methods were used to estimate the fair value of the Company’s financial instruments which were not previously presented.

Cash and cash equivalents—Cash and cash equivalents consist of cash and due from banks with other financial institutions and federal funds sold. The carrying amount reported in the consolidated balance sheets approximates the fair value based upon the short-term nature of these assets. Also included are interest-bearing deposits in financial institutions. Interest bearing deposits in financial institutions consist of interest bearing accounts at the Federal Reserve Bank and Federal Home Loan Bank. The carrying value reported in the consolidated balance sheets approximates the fair value based upon the short-term nature of the assets.

Federal Home Loan Bank stock—The carrying value of Federal Home Loan Bank stock reported in the consolidated balance sheets approximates the fair value as the stock is redeemable at the carrying value.

Loans—For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based upon carrying values. Fixed rate loan fair values are estimated using a discounted cash flow analysis based upon interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits—The fair value disclosed for demand deposits (both interest bearing and noninterest bearing) and savings deposits are equal to the amount payable on demand as of the reporting date. The fair value of the time deposits is estimated using a discounted cash flow method based upon current rates for similar types of accounts.

Short term borrowings—The fair value of the lines of credit which represent federal funds purchased approximate the carrying value of the amounts reported on the balance sheet due to the short-term nature of these liabilities.

Securities sold under agreement to repurchase—The fair value of the securities sold under agreement to repurchase approximate the carrying value of the amounts reported on the balance sheet due to the short-term nature of these liabilities.

Long-term debt—The fair value of long-term debt is determined using discounted cash flows using current rates.

Accrued interest payable and receivable – The carrying amounts of accrued interest approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value
September 30, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$117,297	$117,297	$—	$—	$117,297
Available-for-sale securities	553,357	—	548,808	4,549	553,357
Federal Home Loan Bank Stock	6,528	—	—	6,528	6,528
Loans, net	1,770,053	—	1,763,866	2,968	1,766,834
Loans held for sale	486,601	—	486,601	—	486,601
Interest receivable	7,040	—	7,040	—	7,040
Mortgage servicing rights, net	46,291	—	—	46,291	46,291
Derivatives	16,811	—	16,811	—	16,811
Financial liabilities:
Deposits:
Without stated maturities	$2,241,048	$2,241,048	$—	$—	$2,241,048
With stated maturities	399,024	—	398,592	—	398,592
Securities sold under agreement to repurchase	29,137	29,137	—	—	29,137
Short term borrowings	80,000	80,000	—	—	80,000
Interest payable	518	176	342	—	518
Long-term debt	45,291	—	44,385	—	44,385
Derivatives	4,807	—	4,807	—	4,807

		Fair Value
December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$97,723	$97,723	$—	$—	$97,723
Available-for-sale securities	649,387	—	644,531	4,856	649,387
Federal Home Loan Bank Stock	6,528	—	—	6,528	6,528
Loans, net	1,677,403	—	1,638,506	36,951	1,675,457
Loans held for sale	273,196	—	273,196	—	273,196
Interest receivable	6,763	—	6,763	—	6,763
Mortgage servicing rights, net	29,711	—	—	29,711	29,711
Derivatives	6,023	—	6,023	—	6,023
Financial liabilities:
Deposits:
Without stated maturities	$2,112,915	2,112,915	$—	$—	2,112,915
With stated maturities	325,559	—	323,624	—	323,624
Securities sold under agreement to repurchase	105,133	105,133	—	—	105,133
Short term borrowings	18,000	18,000	—	—	18,000
Interest payable	550	244	306	—	550
Long-term debt	56,616	—	55,484	—	55,484
Derivatives	369	—	369	—	369

The balances and levels of the assets measured at fair value on a recurring basis at September 30, 2016 are presented in the following tables (in thousands):

At September 30, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$2,501	$—	$2,501
Mortgage-backed securities	—	433,564	—	433,564
Municipals, tax-exempt	—	104,112	—	104,112
Treasury securities	—	4,506	—	4,506
Equity securities	—	4,125	4,549	8,674
Total	$—	$548,808	$4,549	$553,357
Loans held for sale	—	486,601	—	486,601
Derivatives	—	16,811	—	16,811
Financial Liabilities:
Derivatives	—	4,807	—	4,807

The balances and levels of the assets measured at fair value on a non-recurring basis at September 30, 2016 are presented in the following tables (in thousands):

At September 30, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Foreclosed assets	$—	$—	$2,564	$2,564
Mortgage servicing rights	$—	$—	46,291	46,291
Impaired loans:
Commercial and industrial	—	—	362	362
Commercial real estate:
Owner occupied	—	—	825	825
Non-owner occupied	—	—	1,352	1,352
Residential real estate:
1-4 family mortgage	—	—	110	110
Residential line of credit	—	—	315	315
Consumer and other	—	—	4	4
Total	$—	$—	$2,968	$2,968

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2015 are presented in the following tables (in thousands):

At December 31, 2015	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$33,808	$—	$33,808
Mortgage-backed securities	—	522,373	—	522,373
Municipals, tax-exempt	—	79,837	—	79,837
Treasury securities	—	4,485	—	4,485
Equity securities	—	4,028	4,856	8,884
Total	$—	$644,531	$4,856	$649,387
Loans held for sale	—	273,196	—	273,196
Derivatives	—	6,023	—	6,023
Financial Liabilities:
Derivatives	$—	$369	$—	$369

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2015 are presented in the following tables (in thousands):

At December 31, 2015	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Foreclosed assets	$—	$—	$6,275	$6,275
Impaired Loans:
Commercial and industrial	—	—	2,007	2,007
Commercial real estate:				—
Owner occupied	—	—	6,493	6,493
Non-owner occupied	—	—	7,572	7,572
Construction	—	—	6,896	6,896
Residential real estate:				—
1-4 family mortgage	—	—	6,127	6,127
Multifamily	—	—	36	36
Consumer and other	—	—	4	4
Total	$—	$—	$29,135	$29,135

There were no transfers between Level 1, 2 or 3 during the periods presented.

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the nine months ended September 30, 2016 and 2015 (in thousands):

	Available-for-sale securities September 30,
	2016	2015
Balance at beginning of period	$4,856	$4,688
Realized gains included in net income	—	—
Unrealized gains included in other comprehensive income	—	118
Purchases	—	—
Sales	(307)	—
Balance at end of period	$4,549	$4,806

The fair value of certain of the Company’s corporate are determined from information derived from external parties that calculate discounted cash flows using swap and LIBOR curves plus spreads that adjust for loss severities, volatility, credit risk and optionality. When available, broker quotes are used to validate the model. Industry research reports as well as assumptions about specific-issuer defaults and deferrals are reviewed and incorporated into the calculations. There is no established market for the Company’s equity securities, and as such, the Company has estimated that historical costs approximates market value.

The following table presents information as of September 30, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$2,968	Appraised value of collateral	Discount for comparable sales	0%-30%
Foreclosed assets	$2,564	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%
Mortgage servicing rights, net	$46,291	Discounted cash flows	See Note 6	See Note 6

The following table presents information as of December 31, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$29,135	Appraised value of collateral	Discount for comparable sales	0%-30%
Foreclosed assets	$6,275	Appraised value of property less costs to sell	Discount for costs to sell	0%-46%
Mortgage servicing rights, net	$29,711	Discounted cash flows	See Note 6	See Note 6

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics.

Fair value option

The Company elected to measure all loans originated for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.

Net gains of $12,638 and $1,571 resulting from fair value changes of the mortgage loans were recorded in income during the nine months ended September 30, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income.

The Company’s valuation of loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income in the Consolidated Statements of Income.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$486,601	$465,735	$20,866
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2015
Mortgage loans held for sale measured at fair value	$273,196	$264,968	$8,228
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Note (11)—Segment reporting:

The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through the Mortgage segment utilizing mortgage offices outside of the geographic footprint of the

Banking operations as well as internet delivery channels. Additionally, the Mortgage Segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The residential mortgage products and services originated in our Banking footprint and related revenues and expenses are included in our Banking segment. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.

The financial performance of the Mortgage segment is assessed based on results of operations reflecting direct revenues and expenses and allocated expenses. This approach gives management a better indication of the operating performance of the segment. When assessing the Banking segment’s financial performance the Chief Executive Officer (CEO) utilize reports with indirect revenues and expenses including but not limited to the investment portfolio, electronic delivery channels and areas that primarily support the banking segment operations. Therefore these are included in the results of the Banking segment. Other indirect revenue and expenses related to general administrative areas are also included in the internal financial results reports of the Banking segment utilized by the CEO for analysis and are thus included for Banking segment reporting. The Mortgage segment utilizes funding sources from the Banking segment in order to fund mortgage loans that are ultimately sold on the secondary market. The Mortgage segment uses the proceeds from loan sales to repay obligations due to the Banking segment.

During the three months ended March 31, 2016, the Company realigned its segment reporting structure to reclassify mortgage banking income and related expenses associated with retail mortgage originations within our Banking geographic footprint from the Mortgage segment to the Banking segment. This change was made to capture all of the product and service offerings for our Banking customer base within our banking geographic footprint into the Banking segment while capturing all of the Mortgage Banking activities outside of the banking footprint into the Mortgage segment to allow our chief executive officer to better determine resource allocations and operating performance for each segment. As such, the tables below have been revised to reflect the reclassification for all periods presented.

The following tables provides segment financial information for the three and nine months ended September 30, 2016 and 2015 follows:

Three months ended September 30, 2016	Banking	Mortgage	Consolidated
Net interest income	$28,158	$(541)	$27,617
Provision for loan loss	71	—	71
Mortgage banking income	8,878	28,060	36,938
Other noninterest income	7,024	—	7,024
Depreciation	927	45	972
Amortization of intangibles	526	—	526
Amortization and impairment of mortgage servicing rights	—	5,198	5,198
Other noninterest expense	30,332	18,501	48,833
Income before income taxes	12,204	3,775	15,979
Income tax expense			14,772
Net income			1,207
Total assets	$2,661,116	$526,064	$3,187,180
Goodwill	46,767	100	46,867

Three months ended September 30, 2015	Banking	Mortgage	Consolidated
Net interest income	$23,625	$510	$24,135
Provision for loan loss	(1,159)	—	(1,159)
Mortgage banking income	5,875	13,919	19,794
Other noninterest income	7,254	—	7,254
Depreciation	793	28	821
Amortization of intangibles	415	—	415
Amortization and impairment of mortgage servicing rights	—	764	764
Other noninterest expense	21,573	12,006	33,579
Income before income taxes	15,132	1,631	16,763
Income tax expense			858
Net income			15,905
Total assets	$2,534,915	$341,425	$2,876,340
Goodwill	46,804	100	46,904

Nine months ended September 30, 2016	Banking	Mortgage	Consolidated
Net interest income	$83,389	$(1,471)	$81,918
Provision for loan loss	(727)	—	(727)
Mortgage banking income	22,237	69,337	91,574
Other noninterest income	21,779	—	21,779
Depreciation	2,729	265	2,994
Amortization of intangibles	1,605	—	1,605
Amortization and impairment of mortgage servicing rights	—	14,310	14,310
Other noninterest expense	81,202	47,360	128,562
Income before income taxes	42,596	5,931	48,527
Income tax expense			16,946
Net income			31,581
Total assets	$2,661,116	$526,064	$3,187,180
Goodwill	46,767	100	46,867

Nine months ended September 30, 2015	Banking	Mortgage	Consolidated
Net interest income	$67,461	$1,115	$68,576
Provision for loan loss	(937)	—	(937)
Mortgage banking income	14,227	36,854	51,081
Other noninterest income	17,190	—	17,190
Depreciation and amortization	2,207	176	2,383
Amortization of intangibles	1,221	—	1,221
Amortization and impairment of mortgage servicing rights	—	1,543	1,543
Other noninterest expense	60,698	30,767	91,465
Income before income taxes	35,689	5,483	41,172
Income tax expense			2,507
Net income			38,665
Total assets	$2,534,915	$341,425	$2,876,340
Goodwill	46,804	100	46,904

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit had a prime interest rate of 3.50% and 3.25% as of September 30, 2016 and 2015, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $3,472 and $2,277 and $8,555 and $6,356 for the three months and nine months ended September 30, 2016 and 2015, respectively.

Note (12)—Minimum capital requirements:

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

For September 30, 2016 and December 31, 2015 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2016 and December 31, 2015, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of September 30, 2016, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The table below includes new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservative buffer will be fully phased in January 1, 2019 at 2.5 percent.

Actual and required capital amounts and ratios are presented below at period-end (in thousands).

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total Capital (to risk-weighted assets)
FB Financial Corporation	$328,387	13.32%	$197,229	8.0%	$212,638	8.625%	N/A	N/A
FirstBank	292,830	11.91%	196,695	8.0%	212,062	8.625%	$245,869	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$305,097	12.37%	$147,986	6.0%	$163,401	6.625%	N/A	N/A
FirstBank	269,540	10.96%	147,558	6.0%	162,929	6.625%	$147,558	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$305,097	10.32%	$118,255	4.0%	N/A	N/A	N/A	N/A
FirstBank	269,540	9.12%	118,219	4.0%	N/A	N/A	$147,774	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$275,097	11.16%	$110,926	4.5%	$126,333	5.125%	N/A	N/A
FirstBank	269,540	10.96%	110,669	4.5%	126,039	5.125%	$159,855	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
FB Financial Corporation	$246,168	11.15%	$176,623	8.0%	N/A	N/A	N/A	N/A
FirstBank	242,240	11.02%	175,855	8.0%	N/A	N/A	$219,819	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$211,633	9.58%	$132,547	6.0%	N/A	N/A	N/A	N/A
FirstBank	211,780	9.63%	131,950	6.0%	N/A	N/A	$131,950	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$211,633	7.64%	$110,803	4.0%	N/A	N/A	N/A	N/A
FirstBank	211,780	7.65%	110,735	4.0%	N/A	N/A	$138,418	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$181,633	8.23%	$99,313	4.5%	N/A	N/A	N/A	N/A
FirstBank	211,780	9.63%	98,963	4.5%	N/A	N/A	$142,946	6.5%

Note 13 – Stock-Based Compensation

The Company granted shares of common stock and restricted stock units as a part of its initial public offering for the benefit of employees and executive officers. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.

The following table summarizes information about vested and unvested restricted stock units outstanding at September 30, 2016:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	—	$—
Conversion of deferred compensation plan	157,895	19.00
Conversion of equity based incentive (EBI) plans	125,684	19.00
Grants	1,077,058	19.00
Released and distributed	44,590	19.00
Forfeited/expired	—	—
Balance vested and unvested, end of period	1,316,047	$19.00

The total fair value of restricted stock units vested and released was $847 for the three months and nine months ended September 30, 2016.

The compensation cost related to restricted stock units (included in salaries and employee benefits) was $3,373 for the three and nine months ended September 30, 2016. Additionally, participants of the existing equity based incentive (EBI) plans were given the option to elect conversion of their outstanding EBI units to restricted stock units. Effective September 16, 2016, $5,388 of accrued compensation was reclassified to additional paid in capital related to these elections.  Approximately 180,447 units remain in the equity based incentive plan for those employees who elected cash settlement of EBI units.

As of September 30, 2016, there was $17,092 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 3.56 years.

Additionally, the board of directors approved a resolution to reserve 2.5 million shares under an employee stock purchase plan.

Note (14)—Related party transactions:

(A) Loans:

The Bank has made and expects to continue to make loans to the directors and executive officers of the Company and their affiliates in the ordinary course of business. In management’s opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other unaffiliated persons and did not involve more than the normal risk.

An analysis of loans to executive officers, the shareholder of the Company, and directors of the Bank and their affiliates follows (in thousands):

Loans outstanding at December 31, 2015	$29,882
New loans and advances	2,604
Repayments	(9,614)
Loans outstanding at September 30, 2016	$22,872

Unfunded commitments to certain executive officers and directors and their associates totaled $4,014 and $7,212 at September 30, 2016 and December 31, 2015, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $138,140 and $68,612 as of September 30, 2016 and December 31, 2015, respectively.

(C) Leases:

The Bank leases various office spaces from entities related to the majority shareholder under varying terms. The Company had $164 and $180 in unamortized leasehold improvements related to these leases at September 30, 2016 and December 31, 2015, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $128 and $76 and $392 and $327 for the three months and nine months ended September 30, 2016 and 2015, respectively.

(D) Consulting services:

The Bank paid $230 for the nine months ended September 30, 2015 in management consulting services to an entity owned 100% by the shareholder. The agreement was terminated effective January 1, 2016.

(E) Subordinated debt:

On February 12, 1996, the Company borrowed $775 from the shareholder through a term subordinated note. On August 26, 1999, the Company borrowed $3,300 from the shareholder through a term subordinated note. On June 30, 2006, the Company borrowed $6,000 from the shareholder through a term subordinated note. The total of $10,075 was repaid with cash proceeds from the sale of common stock in the initial public offering, as discussed in Note 1. The Company paid interest payments related to these subordinated debentures to the shareholder amounting to approximately $106 and $48 and $230 and $131 for the three months and nine months ended September 30, 2016 and 2015, respectively.

(F) Investment securities transactions:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $1,145 and $1,472 as of September 30, 2016 and December 31, 2015, respectively. The Company did not receive any capital distributions during the nine months ended September 30, 2016 and 2015.

(G) Aviation time sharing agreement:

Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by the majority shareholder. This replaces the previous agreement dated December 21, 2012. During the three months and nine months ended September 30, 2016, the Company made payments of $267 and $299, respectively, under these agreements. The Company made payments of $27 and $48 for the three months and nine months ended September 30, 2015, respectively.

ITEM 2 - Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 set forth in our Prospectus constituting part of our Registration Statement on Form S-1 (Registration No. 333-213210) and filed with the SEC on September 19, 2016 (the “Prospectus”) and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2016. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections on the Prospectus, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Critical accounting policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry.  Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements.  Our critical accounting policies are described in the “Notes to Consolidated Financial Statements” in our audited financial statements for the year ended December 31, 2015 and in the “Critical Accounting Policies” section of “Management’s discussion and analysis of financial condition and results of operations”, both in the Prospectus.  In the third quarter of 2016, we adopted a new accounting policy related to stock compensation, which is further described in the “Notes to condensed consolidated financial statements” on this Form 10-Q.

Overview

We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. Our footprint includes 45 full-service bank branches serving the following MSAs Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville (AL) and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations, investment services and deposit-related fees and, in our Mortgage segment, from origination fees and gains on sales in the secondary market of mortgage loans that we originate outside our Banking footprint or through our internet delivery channels and from servicing. Our primary source of funding for our loans is deposits, and to a lesser extent Federal Home Loan Bank advances and other borrowings.

Selected financial data

The following table presents certain selected financial data as of the dates or for the period indicated:

	As of and for the three months ended		As of and for the nine months ended		As of and for the year ended
	September 30,		September 30,		December 31,
	2016	2015	2016	2015	2015
Statement of Income Data
Total interest income	$30,005	$26,384	$88,927	$75,230	$102,782
Total interest expense	2,388	2,249	7,009	6,654	8,910
Net interest income	27,617	24,135	81,918	68,576	93,872
Provision for loan losses	71	(1,159)	(727)	(937)	(3,064)
Total noninterest income	43,962	27,048	113,353	68,271	92,380
Total noninterest expense	55,529	35,579	147,471	96,612	138,492
Net income before income taxes	15,979	16,763	48,527	41,172	50,824
Income tax expense	14,772	858	16,946	2,507	2,968
Net income	$1,207	$15,905	$31,581	$38,665	$47,856
Net interest income (tax—equivalent basis)	$28,213	$24,629	$83,625	$70,101	$95,887
Per Common Share
Basic net income	$0.07	$0.93	$1.80	$2.25	$2.79
Diluted net income	$0.07	$0.93	$1.80	$2.25	$2.79
Book value(1)	13.73	13.72	13.73	13.72	13.78
Tangible book value(5)	11.56	10.57	11.56	10.57	10.66
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	$5,946	$5,180	$18,115	$14,143	$17,896
Pro forma net income	10,033	11,583	30,412	27,029	33,118
Pro forma net income per common share—basic	$0.55	$0.67	$1.73	$1.57	$1.93
Pro forma net income per common share—diluted	$0.55	$0.67	$1.73	$1.57	$1.93
Selected Balance Sheet Data
Cash and due from banks	$51,292	$49,779	$51,292	$49,779	$53,893
Loans held for investment	1,793,343	1,650,644	1,793,343	1,650,644	1,701,863
Allowance for loan losses	(23,290)	(27,194)	(23,290)	(27,194)	(24,460)
Loans held for sale	486,601	286,565	486,601	286,565	273,196
Available-for-sale securities, fair value	553,357	617,391	553,357	617,391	649,387
Foreclosed real estate, net	8,964	11,547	8,964	11,547	11,641
Total assets	3,187,180	2,876,340	3,187,180	2,876,340	2,899,420
Total deposits	2,640,072	2,275,798	2,640,072	2,275,798	2,438,474
Core deposits(5)	2,575,797	2,225,376	2,575,797	2,225,376	2,386,154
Borrowings	125,291	195,993	125,291	195,993	74,616
Total shareholders' equity	329,108	235,636	329,108	235,636	236,674
Selected Ratios
Return on average:
Assets(2)	0.16%	2.36%	1.44%	2.06%	1.86%
Shareholders' equity(2)	1.74%	27.23%	16.26%	22.76%	20.91%
Average shareholders' equity to average assets	9.17%	8.67%	8.85%	9.05%	8.88%
Net interest margin (tax-equivalent basis)	4.05%	3.95%	4.15%	4.00%	3.97%
Efficiency ratio (tax-equivalent basis)(5)	69.96%	72.11%	69.70%	71.58%	73.26%
Loans held for investment to deposit ratio	67.93%	72.53%	67.93%	72.53%	69.79%
Yield on interest-earning assets	4.40%	4.31%	4.49%	4.38%	4.34%
Cost of interest-bearing liabilities	0.48%	0.48%	0.48%	0.51%	0.49%
Cost of total deposits	0.30%	0.29%	0.29%	0.31%	0.30%
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	1.32%	1.72%	1.39%	1.44%	1.28%
Pro forma return on average equity(2)(4)	14.43%	19.83%	15.66%	15.91%	14.47%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	1.30%	1.65%	1.30%	1.65%	1.50%
Allowance for loan losses to nonperforming loans	212.42%	186.46%	212.42%	186.46%	211.10%
Nonperforming loans to loans, net of unearned income	0.61%	0.88%	0.61%	0.88%	0.68%
Capital Ratios (Company)				`
Shareholders' equity to assets	10.33%	8.19%	10.33%	8.19%	8.16%
Tier 1 capital (to average assets)	10.32%	8.09%	10.32%	8.09%	7.64%
Tier 1 capital (to risk-weighted assets(3)	12.37%	9.46%	12.37%	9.46%	9.58%
Total capital (to risk-weighted assets)(3)	13.32%	11.17%	13.32%	11.17%	11.15%
Tangible common equity to tangible assets(5)	8.84%	6.43%	8.84%	6.43%	6.43%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.16%	8.07%	11.16%	8.07%	8.23%
Capital Ratios (Bank)
Shareholders' equity to assets	10.17%	9.13%	10.17%	9.13%	9.17%
Tier 1 capital (to average assets)	9.12%	8.17%	9.12%	8.17%	7.65%
Tier 1 capital (to risk-weighted assets)(3)	10.96%	9.61%	10.96%	9.61%	9.63%
Total capital to (risk-weighted assets)(3)	11.91%	11.14%	11.91%	11.14%	11.02%
Tangible common equity to tangible assets(5)	8.68%	8.31%	8.68%	8.31%	7.46%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.96%	9.61%	10.96%	9.61%	9.63%

(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding as of September 30, 2016 and 2015 and December 31, 2015 was 23,975,122 and 17,180,000 and 17,180,000, respectively.

(2)

We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average assets and average equity, as the case may be, for that period. We have calculated our pro forma return on average assets and pro forma return on average equity for a period by calculating our pro forma net income for that period as described in footnote 5 below and dividing that by our average assets and average equity, as the case be, for that period. We calculate our average assets and average equity for a period by dividing the sum of our total asset balance or total stockholder’s equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period.

(3)

We calculate our risk-weighted assets using the standardized method of the Basel III Framework as of December 31, 2015 and June 30, 2016 and the Basel II Framework for all previous periods, as implemented by the Federal Reserve and the FDIC.

(4)

We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of 37.22% and 30.90% for the three months ended September 30, 2016 and 2015 and 37.33% and 34.35% for the nine months ended September 30, 2016 and 2015, and 35.08% for the year ended December 31, 2015, respectively, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

(5)

These measures are not measures recognized under generally accepted accounting principles (United States) (“GAAP”), and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.

GAAP reconciliation and management explanation of non-GAAP financial measures

We identify certain of the financial measures discussed in our summary historical consolidated financial data as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows.

The non-GAAP financial measures that we discuss in our summary historical consolidated financial data should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our summary historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our summary historical consolidated financial data when comparing such non-GAAP financial measures. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures

Tax-equivalent efficiency ratio

The efficiency ratio on a tax-equivalent basis is a non-GAAP measure that provides a measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding certain gains and losses.

The following table presents, as of the dates set forth below, the calculation of our efficiency ratio on a tax-equivalent basis:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year ended December 31,
(dollars in thousands, except per Share data)	2016	2015	2016	2015	2015
Efficiency ratio (tax-equivalent basis)
Total noninterest expense	$55,529	$35,579	$147,471	$96,612	$138,492
Less one time equity grants	2,960	—	2,960	—	—
Less merger and conversion expenses	1,122	291	3,268	578	3,543
Less impairment of mortgage servicing rights	2,402	—	8,089	—	194
Adjusted noninterest expense	$49,045	$35,288	$133,154	$96,034	$134,755
Net interest income (tax-equivalent basis)	$28,213	$24,629	$83,625	$70,101	$95,887
Total noninterest income	43,962	27,048	113,353	68,271	92,380
Less bargain purchase gain	—	2,794	—	2,794	2,794
Less gain on sales or write-downs of other real estate	1,646	(105)	1,504	(43)	(317)
Less gain (loss) on sale of other assets	7	5	24	(380)	13
Less gain on sales of securities	416	47	4,407	1,842	1,844
Adjusted noninterest income	$41,893	$24,307	$107,418	$64,058	$88,046
Adjusted operating revenue	$70,106	$48,936	$191,043	$134,159	$183,933
Efficiency ratio (tax-equivalent basis)	69.96%	72.11%	69.70%	71.58%	73.26%

Tangible book value per common share and tangible common equity to tangible assets

Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures generally used by investors to evaluate capital adequacy. We calculate: (i) tangible common equity as total shareholders’ equity less goodwill and other intangible assets; (ii) tangible assets as total assets less goodwill and other intangible assets; (iii) tangible book value per common share as tangible common equity (as described in clause (i)) divided by shares of common stock outstanding and (iv) tangible common equity to tangible assets is the ratio of tangible common equity (as described in clause (i)) to tangible assets (as described in clause (ii)). For tangible book value per common share, the most directly comparable financial measure calculated in accordance with GAAP is our book value per common share and for tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is our total shareholders’ equity to total assets.

We believe that these non-GAAP financial measures are important information to be provided to you because, as do our management, banking regulators, many investors, you can use the tangible book value in conjunction with more traditional bank capital ratios to assess our capital adequacy without the effect of our goodwill and other intangible assets and compare our capital adequacy with the capital adequacy of other banking organizations with significant amounts of goodwill and/or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions.

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

(dollars in thousands, except per share data)	As of September 30, 2016	As of September 30, 2015	As of December 31, 2015
Tangible Assets
Total assets	$3,187,180	$2,876,340	$2,899,420
Adjustments:
Goodwill	(46,867)	(46,904)	(46,904)
Core deposit intangibles	(5,090)	(7,205)	(6,695)
Tangible assets	$3,135,223	$2,822,231	$2,845,821
Tangible Common Equity
Total shareholders' equity	$329,108	$235,636	$236,674
Adjustments:
Goodwill	(46,867)	(46,904)	(46,904)
Core deposit intangibles	(5,090)	(7,205)	(6,695)
Tangible common equity	$277,151	$181,527	$183,075
Common shares outstanding	23,975,122	17,180,000	17,180,000
Book value per common share	$13.73	$13.72	$13.78
Tangible book value per common share	11.56	10.57	10.66
Total shareholders' equity to total assets	10.33%	8.19%	8.16%
Tangible common equity to tangible assets	8.84%	6.43%	6.43%

Core deposits

Core deposits are a non-GAAP measure used by management and investors to evaluate organic growth of deposits and the quality of deposits as a funding source. We calculate core deposits by excluding jumbo time deposits (greater than $250,000) from total deposits. For core deposits the most directly comparable financial measure calculated in accordance with GAAP is total deposits. The following table presents, as of the dates set forth below, core deposits compared total deposits:

(dollars in thousands)	As of September 30, 2016	As of September 30, 2015	As of December 31, 2015
Core deposits
Total deposits	$2,640,072	$2,275,798	$2,438,474
Less jumbo time deposits	64,275	50,422	52,320
Core deposits	$2,575,797	$2,225,376	$2,386,154

Acquisition of Northwest Georgia Bank

On September 18, 2015, we completed our acquisition of Northwest Georgia Bank, which we refer to as NWGB, pursuant to the Agreement and Plan of Merger dated April 27, 2015. We acquired the stock of NWGB for $1.5 million in cash. NWGB was a 110-year old institution with six branches, serving clients in Chattanooga, Tennessee MSA, including northern Georgia. We acquired net assets with a fair value of approximately $272 million, which includes a bargain purchase gain of $2.8 million, loans with a fair value of approximately $79 million, and assumed liabilities of approximately $268 million, including deposits with a fair value of approximately $246 million. At the acquisition date, $4.9 million of core deposit intangible assets were recorded.

Our balance sheet as of December 31, 2015 and September 30, 2016 reflects the assets and liabilities we acquired from NWGB. Our results of operations for the three and nine months ended September 30, 2016 and 2015 reflect our operation of NWGB from September 18, 2015 through the end of the periods. The acquisition did not materially impact our results of operation for the three and nine months ended September 30, 2015. Additionally, we recorded merger and conversion related charges totaling $1.1 million and $0.3 million for the three and nine months ended September 30, 2016 and $3.3 million and $0.6 million for the same periods in 2015, respectively. The acquisition of NWGB is not significant for financial statement reporting purposes. See Note 2, “Acquisition of Northwest Georgia Bank” in the Notes to the condensed consolidated financial statements for additional details regarding the acquisition.

Factors affecting comparability of financial results

S Corporation status

From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not  subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to June 30, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We will commence paying federal income taxes on our pre-tax net income and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, will not be comparable with our future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Pro forma amounts for income tax expense and basic and diluted earnings per share are presented in the condensed consolidated statements of income assuming the Company’s pro forma tax rates of 37.22% and 37.33% for the three and nine months ended September 30, 2016, respectively, and 30.9% and 34.35% for the three and nine months ended September 30, 2015, respectively, as if it had been a C corporation during those periods. The pro forma results for the three and nine months ended September 30, 2016 excludes the effect of recognition of the deferred tax liability attributable to conversion of $13.2 million as discussed in Note 7 in the notes to our condensed consolidated financial statements.

Although we have not historically paid federal income tax, in the past, we have made periodic cash distributions to our shareholder in amounts estimated to be necessary for him to pay his estimated individual U.S. federal income tax liabilities related to our taxable income that was “passed through” to him. However, these distributions have not been consistent, as sometimes the distributions have been in excess of the shareholder’s estimated individual U.S. federal income tax rates which may differ from the rates imposed on the income of C Corporations.  Our historical cash flows and financial condition have been affected by such cash distributions.

Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from being a C Corporation will be recognized in income in the quarter in which such change takes place. On September 16, 2016, the Company recorded an additional net deferred tax asset of $13,181 to recognize the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases as of the date that the Company became a taxable corporate entity. In recording the impact of the conversion to a C Corporation, the Company recorded a deferred income tax expense of $2,955 related to the unrealized gain on available for sale securities through the income statement; therefore, the amount shown in other comprehensive income has not been reduced by the above expense. This difference will remain in OCI until the underlying securities are sold or mature.

Public company costs

On August 19, 2016, the Company filed a Registration Statement on Form S-1 with the SEC. That Registration Statement was declared effective by the SEC on September 15, 2016. The Company sold and issued 6,764,704 shares of common stock at $19 per share pursuant to that Registration Statement. Total proceeds received by the Company, net of offering costs, were approximately $115.5 million. The proceeds were used to fund a $55.0 million distribution to the majority shareholder and to repay all $10.1 million aggregate principal amount of subordinated notes held by the majority shareholder, plus any accrued and unpaid interest thereon. The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act).

There are additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding our capabilities. We expect that these costs will include legal, regulatory, accounting, investor relations and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as rules adopted by the U.S. Securities and Exchange Commission, or SEC, the FDIC and national securities exchanges also requires public companies to implement specified corporate governance practices. In addition, due to regulatory changes in the banking industry and the implementation of new laws, rules and regulations, we are now subject to higher regulatory compliance costs. These additional rules and regulations also increase our legal, regulatory, accounting and financial compliance costs and make some activities more time-consuming.

Overview of recent financial performance

Results of operation

For the three months ended September 30, 2016, net income was $1.2 million compared to $15.9 million in the three months ended September 30, 2015. This includes the impact of our additional tax expenses to record an additional deferred tax net liability of $13.2 million resulting from our conversion to a C Corporation. Pre-tax income was $16.0 million in the three months ended September 30, 2016 compared with $16.8 million in the same period in 2015. Basic and diluted earnings per share were $0.07 and $0.93 for the three months ended September 30, 2016 and 2015. Pro forma net income was $10.0 million and $11.6 million and pro forma earnings per share were $0.55 and $0.67 for the three months ended September 30, 2016 and 2015, respectively. Our net income represented a ROAA of 0.16% and 2.36% for the three months ended September 30, 2016 and 2015, respectively, and a ROAE of 1.74% and 27.23% for the same periods. Our ratio of average shareholders’ equity to average assets in the three months ended September 30, 2016 and 2015 was 9.17% and 8.67%, respectively.

For the nine months ended September 30, 2016, net income was $31.6 million compared to $38.7 million in the nine months ended September 30, 2015. This includes the impact of our additional tax expense to record an additional deferred tax net liability of $13.2 million resulting from our conversion to a C Corporation. Pre-tax income was $48.5 million in the nine months ended September 30, 2016 compared with $41.2 million in the same period in 2015. Basic and diluted earnings per share were $1.80 and $2.25 for the nine months ended September 30, 2016 and 2015. Pro forma net income was $30.4 million and $27.0 million and pro forma earnings per share were $1.73 and $1.57 for the nine months ended September 30, 2016 and 2015, respectively. Our net income represented a ROAA of 1.44% and 2.06% for the nine months ended September 30, 2016 and 2015, respectively, and a ROAE of 16.26% and 22.76% for the same periods. Our ratio of average shareholders’ equity to average assets in the nine months ended September 30, 2016 and 2015 was 8.85% and 9.05%, respectively.

During the three months ended September 30, 2016, net interest income increased to $27.6 million compared to $24.1 million in the three months ended September 30, 2015, which was attributable to an increase in interest income, primarily driven by higher loan balances and our acquisition of NWGB, including recognized accretion of the credit discount taken in purchase accounting of $0.8 million in the three months ended September 30, 2016. Noninterest income for the three months ended September 30, 2016 compared to the same period in 2015 increased by $16.91 million, or 62.5%, primarily due to increased mortgage banking income driven by the continued growth of our mortgage banking business and expansion into new delivery channels. Our net interest margin, on a tax-equivalent basis, increased to 4.05% as compared to 3.95% for the three months ended September 30, 2016 and 2015, respectively, due to our continued efforts to maintain our cost of funds, loan growth and increase in loan fees and accretion associated with the acquisition of the NWGB loan portfolio.

Noninterest expense also increased to $23.7 million for the three months ended September 30, 2016 compared to $12.8 million for the three months ended September 30 2015, reflecting continued increases in personnel costs in addition to additional impairment of mortgage servicing rights and certain costs associated with our growth and volume and the NWGB acquisition.

During the nine months ended September 30, 2016, net interest income increased to $81.9 million compared to $68.6 million in the nine months ended September 30, 2015, which was attributable to an increase in interest income, primarily driven by higher loan balances and our acquisition of NWGB, including recognized accretion of the credit discount taken in purchase accounting of $3.2 million in the nine months ended September 30, 2016. Noninterest income for the nine months ended September 30, 2016 compared to the same periods of 2015 increased by $45.1 million, or 66.0%, primarily due to increased mortgage banking income driven by the continued growth of our mortgage banking business and expansion into new delivery channels. Our net interest margin, on a tax-equivalent basis, increased to 4.15% as compared to 4.00% for the nine months ended September 30, 2016 and 2015, respectively, due to our continued efforts to maintain our cost of funds, loan growth and increase in loan fees and accretion associated with the acquisition of the NWGB loan portfolio.

Noninterest expense also increased to $147.5 million for the nine months ended September 30, 2016 compared to $96.6 million for the nine months ended September 30, 2015, reflecting continued increases in personnel costs associated with our growth in addition to merger and conversion costs increased and occupancy costs related to our acquisition of NWGB in addition to recognized impairment on mortgage servicing rights.

Financial condition

Our total assets grew by 9.9% in the nine months ended September 30, 2016 to $3.2 billion as compared to December 30, 2015. Loans also increased by 5.4% to $1.79 billion at September 30, 2016 as compared to December 31, 2015.

We grew total deposits by 8.3% to $2.64 billion as compared to December 31, 2015. Noninterest bearing deposits as a percentage of total deposits was 27.5% at September 30, 2016 compared to 25.7% at December 31, 2015.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment Reporting,” in the notes to our condensed consolidated financial statements for a description of these business segments.

During the first quarter of 2016, management evaluated the current composition of its operating segments –Banking and Mortgage. The primary focus of the evaluation was on capturing all of the revenue and expenses from all customer activities within the Banking segment’s geographic footprint. Specifically, the primary product and service that was not previously captured by the Banking segment related to our retail mortgage origination activities occurring within our banking geographic footprint and typically within our existing branch network. Therefore, we have reclassified the revenue and associated expenses from the retail mortgage origination activities within the banking geographic footprint into the Banking segment from the Mortgage segment for all periods presented. Based on the review and evaluation of the revised information, our chief executive officer believes that this presentation better presents the results of each segment to enhance overall resource allocation and evaluation of the Company’s performance. Additionally, we believe that the revised results of the Banking segment become more comparable to other banking organizations for analysis and understanding of the Banking segment operating results.

As discussed above, the mortgage retail origination activities within the Banking segment contributed the following to Banking segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mortgage banking income	$8,878	$5,875	$22,237	$14,227
Noninterest expense	6,459	3,731	14,475	10,041

Banking

Income before taxes decreased by $(2.93) million, or -19.3% in the three months ended September 30, 2016 to 12.2 million as compared to $15.1 million in the three months ended September 30, 2015. This decrease is primarily a result of the $2.8 million bargain purchase gain being included in the Banking segment for the three months ended September 30, 2015. Noninterest expense increased $9.00 million, primarily due to the investment in new branch locations and banking teams in the Nashville market and operating of NWGB for the full three month period of 2016 compared with approximately half a month in 2015.

Income before taxes increased by $6.9 million, or 19.4% in the nine months ended September 30, 2016 to 42.6 million as compared to $35.7 million in the nine months ended September 30, 2015. The increase reflects an improvement of $15.9 million in net interest income due to higher average loan balances driven primarily by interest rates and an improved credit environment, the overall economic climate and the implementation of our growth initiatives in addition to our acquisition of NWGB. Noninterest expense increased $21.4 million, primarily due to the investment in new branch locations and banking teams in the Nashville market and operating of NWGB for the entire full nine month period of 2016 compared with approximately half a month in 2015.

Mortgage

Income before taxes from the mortgage segment increased $2.1 million in the three months ended September 30, 2016 to $3.8 million as compared to $1.6 million in the three months ended September 30, 2015. This increase is primarily due to increases in overall loan origination volume in our mortgage segment driven by a favorable interest rate environment and housing market, which is partially offset by impairment of mortgage servicing rights during the period of $2.4 million. Loan originations increased $569.6 million for the three months ended September 30, 2016 to $1,359.1 million as compared to $789.5 million for the three months ended September 30, 2015. Noninterest income increased $14.1 million to $28.1 million for the three months ended September 30, 2016 as compared to $13.9 for the three months ended September 30, 2015, reflecting the significant increased activity in loan originations and sales. The increase in noninterest income was offset by a $10.9 million increase in noninterest expense, which includes an impairment of mortgage servicing rights mentioned above.

Income before taxes from the mortgage segment increased $0.4 million in the nine months ended September 30, 2016 to $5.9 million as compared to $5.5 million in the nine months ended September 30, 2015. This increase is primarily attributable to increases in overall loan origination volume in our mortgage segment driven by a favorable interest rate environment and housing market. Loan originations increased $1,053.8 million for the nine months ended September 30, 2016 to $3,121.3 million as compared to $2,067.5 million for the nine months ended September 30, 2015. Noninterest income increased $32.5 million to $69.3 million for the nine months ended September 30, 2016 as compared to $36.9 for the nine months ended September 30, 2015, reflecting the significant increased activity in loan originations and sales. The increase in noninterest income was partially offset by a $29.4 million increase in noninterest expense, which includes an impairment of mortgage servicing rights of $8.1 million.

Results of operation

Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, which enhances comparability of net interest income arising from taxable and tax-exempt sources. The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and state income tax rate of 39.225%.

Net interest income

Our net interest income is primarily affected by the interest rate environment, and by the volume and the composition of our interest-earning assets and interest-bearing liabilities. We utilize net interest margin, which represents net interest income divided by average interest-earning assets, to track the performance of our investing and lending activities. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from amortization and accretion of discounts on acquired loans. Our interest-earning assets include loans, time deposits in other financial institutions and securities available for sale. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased deposits. Our interest-bearing liabilities include deposits, advances from the FHLB, other borrowings and other liabilities.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Net interest income increased 14.4% to $27.6 million in the three months ended September 30, 2016 compared to $24.1 million in the three months ended September 30, 2015. On a tax-equivalent basis, net interest income increased $3.6 million to $28.2 million in the three months ended September 30, 2016 as compared to $24.6 million in the three months ended September 30, 2015. The increase in tax-equivalent net interest income in the three months ended September 30, 2016 was primarily driven by higher loan balances and our acquisition of NWGB, including recognized accretion of the credit discount taken in purchase accounting of $0.8 million in the three months ended September 30, 2016.

Interest income, on a tax-equivalent basis, was $30.6 million for the three months ended September 30, 2016, compared to $26.9 million for the three months ended September 30, 2015, an increase of $3.7 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan portfolio. Investment income consists primarily of interest earned on our investment portfolio. Loan income on loans held for investment, on a tax-equivalent basis, increased $3.5 million to $23.6 million from $20.2 million for the three months ended September 30, 2015 primarily due to increased loan balances of $0.2 million in addition to $0.8 million in accretion on loans purchased in our acquisition of NWGB, which includes pay-offs on purchased credit impaired loans and the reversal of the associated credit discounts on those loans. There was no such accretion income in the three months ended September 30, 2015. The tax-equivalent yield on loans was 5.37%, up 28 basis points from the three months ended September 30, 2015. The increase in yield was primarily due to accretion on loans purchased from NWGB, which yielded 0.19%, in addition to increased loan fees, which increased 12 basis points.

The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(dollars in thousands)	Interest income/ expense	Average yield/ rate	Interest income/ expense	Average yield/ rate
Loan yield components:
Contractual interest rate on loans held for investment (1)	20,513	4.66%	18,216	4.60%
Origination and other loan fee income	2,306	0.52%	1,590	0.40%
Accretion on purchased loans	814	0.19%	—	—
Syndicated fee income	—	0.00%	375	0.09%
Total loan yield	23,633	5.37%	20,181	5.09%

(1)	Includes tax equivalent adjustment.

Accretion on purchased loans contributed 12 and 0 basis points to the NIM for the three months ended September 30, 2016 and 2015, respectively. Additionally, syndicated loan fees contributed 0 and 6 basis points to the NIM for the three months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, interest income on loans held for sale increased by $0.3 million compared to the three months ended September 30, 2015. The increase was driven by an increase in volume of $1.0 million partially offset by a decrease in rates of $0.8 million. For the three months ended September 30, 2016, investment income, on a tax-equivalent basis, decreased 1.4% to $3.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The average balance in the investment portfolio in the three months ended September 30, 2016 was $555.5 million compared to $614.2 million in the three months ended September 30, 2015. The decline in the balance is driven by the use of investment cash flow to fund loan growth and overall asset liability management.

Interest expense was $2.4 million for the three months ended September 30, 2016, an increase of $0.1 million, or 6.2%, as compared to the three months ended September 30, 2015. The increase in interest expense was due primarily to an increase in deposit interest expense due to our acquisition of NWGB and the growth in deposits. Interest expense on deposits was $1.9 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively. The cost of total deposits was 0.30% and 0.29% for the three months ended September 30, 2016 and 2015, respectively. The cost of interest-bearing deposits was 0.41% and 0.39% for the same periods. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense to $0.7 and $0.6 million from $0.4 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, driven by an increase in rate and balances. The rate on money markets was 0.42%, up 8 basis points from the three months ended September 30, 2015. Time deposit interest expense also increased $0.2 million from the three months ended September 30, 2015. The rate on time deposits was 0.57%, up 10 basis points from the three months ended September 30, 2015. This increase is due to a restructuring of our IRA savings products to a time deposit product during the second quarter of 2016. Time deposit balances increased $93.5 million to $400.1 million from $306.6 million during the three months ended September 30, 2016. Interest expense on borrowings was $0.5 and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, while the cost of total borrowings was 1.46% and 0.97% for the three months ended September 30, 2016 and 2015, respectively. For more information about our subordinated debentures which were partially paid off during the third quarter of 2016, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Our net interest margin, on a tax-equivalent basis, increased to 4.05% during the three months ended September 30, 2016 from 3.95% in the three months ended September 30, 2015, primarily as a result of our continued efforts to reduce our cost of funds, loan growth and benefits from our acquisition of NWGB.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three months ended September 30,
	2016			2015
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$1,750,300	$23,633	5.37%	$1,571,936	$20,181	5.09%
Loans held for sale	409,736	2,948	2.86%	266,620	2,671	3.97%
Securities:
Taxable	454,601	2,426	2.12%	542,067	2,793	2.04%
Tax-exempt(4)	100,947	1,440	5.67%	72,171	1,127	6.20%
Total Securities(4)	555,548	3,866	2.77%	614,238	3,920	2.53%
Federal funds sold	14,748	18	0.49%	6,766	8	0.47%
Interest-bearing deposits with other financial institutions	32,262	71	0.88%	9,256	35	1.50%
FHLB stock	6,528	65	3.96%	6,754	63	3.70%
Total interest earning assets(4)	2,769,122	30,601	4.40%	2,475,570	26,878	4.31%
Noninterest Earning Assets:
Cash and due from banks	46,440			45,170
Allowance for loan losses	(23,493)			(28,897)
Other assets(3)	223,601			181,296
Total noninterest earning assets	246,548			197,569
Total assets	$3,015,670			$2,673,139
Interest-bearing liabilities:
Interest bearing deposits:
Time deposits	$400,088	$575	0.57%	$306,628	$364	0.47%
Money market	622,430	650	0.42%	475,233	401	0.33%
Negotiable order of withdrawals	683,527	639	0.37%	602,298	572	0.38%
Savings deposits	130,864	51	0.16%	190,726	224	0.47%
Total interest bearing deposits	1,836,909	1,915	0.41%	1,574,885	1,561	0.39%
Other interest-bearing liabilities:
FHLB advances	14,510	171	4.69%	18,138	144	3.15%
Other borrowings	74,808	2	0.01%	221,434	81	0.15%
Long-term debt	39,910	300	2.99%	41,005	463	4.48%
Total other interest-bearing liabilities	129,228	473	1.46%	280,577	688	0.97%
Total Interest-bearing liabilities	1,966,137	2,388	0.48%	1,855,462	2,249	0.48%
Noninterest bearing liabilities:
Demand deposits	738,328			546,738
Other liabilities	34,656			39,240
Total noninterest-bearing liabilities	772,984			585,978
Total liabilities	2,739,121			2,441,440
Shareholders' equity	276,549			231,699
Total liabilities and shareholders' equity	$3,015,670			$2,673,139
Net interest income (tax-equivalent basis)		$28,213			$24,629
Interest rate spread (tax-equivalent basis)			3.98%			3.91%
Net interest margin (tax-equivalent basis)			4.05%			3.95%
Average interest-earning assets to average interesting-bearing liabilities			140.8%			133.4%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $2,306 and $1,590 and accretion of $814 and $0 are included in interest income in the three months ended September 30, 2016 and 2015 respectively.

(3)	Includes investments in premises and equipment, foreclosed assets, interest receivable, deposit base intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.

(5)	The net interest margin is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net interest income increased 19.5% to $81.9 million in the nine months ended September 30, 2016 compared to $68.6 million in the nine months ended September 30, 2015. On a tax-equivalent basis, net interest income increased $13.5 million to $83.6 million in the nine months ended September 30, 2016 as compared to $70.1 million in the nine months ended September 30, 2015. The increase in tax-equivalent net interest income in the nine months ended September 30,

2016 was primarily driven by higher loan balances, partially due to the success of our acquisition of NWGB, including recognized accretion of the credit discount taken in purchase accounting of $3.2 million in the nine months ended September 30, 2016.

Interest income, on a tax-equivalent basis, was $90.6 million for the nine months ended September 30, 2016, compared to $76.8 million for the nine months ended September 30, 2015, an increase of $13.9 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan portfolio. Investment income consists primarily of interest earned on our investment portfolio. Loan income, on a tax-equivalent basis, increased $13.7 million to $70.8 million from $57.1 million for the nine months ended September 30, 2015 primarily due to increased loan balances of $247.0 million in addition to $3.2 million in accretion on loans purchased in our acquisition of NWGB, which includes $1.8 million of which was due to pay-offs on purchased credit impaired loans and the reversal of the associated credit discounts on those loans. The tax-equivalent yield on loans was 5.46%, up 32 basis points from the nine months ended September 30, 2015. The increase in yield was primarily due to accretion on loans purchased from NWGB, which yielded 0.25%, in addition to increased loan fees.

The components of our loan yield, a key driver to our NIM for the nine months ended September 30, 2016 and 2015 were as follows:

	As of September 30, 2016		As of September 30, 2015
(dollars in thousands)	Interest income/ expense	Average yield/ rate	Interest income/ expense	Average yield/ rate
Loan yield components:
Contractual interest rate on loans held for investment (1)	60,556	4.67%	52,266	4.71%
Origination and other loan fee income	6,205	0.48%	4,157	0.37%
Accretion on purchased loans	3,195	0.25%	—	—
Syndicated fee income	825	0.06%	690	0.06%
Total loan yield	70,781	5.46%	57,113	5.15%

(1)	Includes tax equivalent adjustment

Accretion on purchased loans contributed 16 and 0 basis points to the NIM for the nine months ended September 30, 2016 and 2015, respectively. Additionally, syndicated loan fees contributed 4 and 4 basis points to the NIM for the nine months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016, interest income on loans held for sale remained relatively flat compared to the nine months ended September 30, 2015. This resulted from a decrease in rates of $1.6 partially offset by the growth in volume of $1.6 million. For the nine months ended September 30, 2016, investment income, on a tax-equivalent basis, increased slightly to $12.3 million compared to $12.2 million for the nine months ended September 30, 2015. The average balance in the investment portfolio in the nine months ended September 30, 2016 was $581.5 million compared to $590.3 million in the nine months ended September 30, 2015. The decline in the balance is driven by the use of investment cash flow to fund loan growth.

Interest expense was $7.0 million for the nine months ended September 30, 2016, an increase of $0.4 million, or 5.3%, as compared to the nine months ended September 30, 2015. The increase in interest expense was due primarily to an increase in deposit interest expense due to the growth in deposits primarily driven by our acquisition of NWGB. Interest expense on deposits was $5.4 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively. The cost of total deposits was 0.29% and 0.31% for the nine months ended September 30, 2016 and 2015, respectively. The cost of interest-bearing deposits was 0.39% and 0.41% for the same periods, respectively. The primary driver for the increase in total interest expense is the increase in money market interest expense to $1.6 million from $1.0 million for the nine months ended September 30, 2016 and 2015, respectively, driven by an increase in rate and balances. The rate on money markets was 0.37%, up 5 basis points from nine months ended September 30, 2015. Time deposit interest expense also increased $0.1 million to $1.4 million from the nine months ended September 30, 2015, primarily as a result of increased balances. The rate on time deposits was 0.52%, down 5 basis points from the nine months ended September 30, 2015 due to the lower renewal rate of maturing accounts. Average time deposit balances increased $58.5 million to $353.6 million from $295.2 million during the nine months ended September 30, 2016. The increase in time deposits from September 30, 2015 is a result of restructuring an IRA savings product to a time deposit product during the second quarter of 2016, the average balance of which was $75.7 million.  Interest expense on borrowings was $1.6 and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively, while the cost of total borrowings was 1.54% and 1.05% for the nine months ended September 30, 2016 and 2015, respectively.

Our net interest margin, on a tax-equivalent basis, increased to 4.15% during the nine months ended September 30, 2016 from 4.00% in the nine months ended September 30, 2015, primarily as a result of our continued efforts to reduce our cost of funds, loan growth and benefits from our acquisition of NWGB.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Nine months ended September 30,
	2016			2015
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$1,730,535	$70,781	5.46%	$1,483,512	$57,113	5.15%
Loans held for sale	313,044	7,101	3.03%	244,202	7,145	3.91%
Securities:
Taxable	495,092	8,296	2.24%	515,552	8,675	2.25%
Tax-exempt(4)	86,368	3,990	6.17%	74,742	3,493	6.25%
Total Securities(4)	581,460	12,286	2.82%	590,294	12,168	2.76%
Federal funds sold	13,524	49	0.48%	7,854	32	0.54%
Interest-bearing deposits with other financial institutions	48,980	220	0.60%	9,649	102	1.41%
FHLB stock	6,528	197	4.03%	6,559	195	3.97%
Total interest earning assets(4)	2,694,071	90,634	4.49%	2,342,070	76,755	4.38%
Noninterest Earning Assets:
Cash and due from banks	47,409			41,040
Allowance for loan losses	(24,222)			(29,162)
Other assets(3)	213,948			155,369
Total noninterest earning assets	237,135			167,247
Total assets	$2,931,206			$2,509,317
Interest-bearing liabilities:
Interest bearing deposits:
Time deposits	$353,645	$1,378	0.52%	$295,193	$1,253	0.57%
Money market	588,283	1,630	0.37%	430,064	1,016	0.32%
Negotiable order of withdrawals	706,894	1,969	0.37%	607,516	1,735	0.38%
Savings deposits	178,817	427	0.32%	173,798	664	0.51%
Total interest bearing deposits	1,827,639	5,404	0.39%	1,506,571	4,668	0.41%
Other interest-bearing liabilities:
FHLB advances	14,957	430	3.84%	18,982	473	3.33%
Other borrowings	83,838	48	0.08%	192,806	135	0.09%
Long-term debt	40,638	1,127	3.70%	41,005	1,378	4.49%
Total other interest-bearing liabilities	139,433	1,605	1.54%	252,793	1,986	1.05%
Total Interest-bearing liabilities	1,967,072	7,009	0.48%	1,759,364	6,654	0.51%
Noninterest bearing liabilities:
Demand deposits	672,670			492,343
Other liabilities	31,980			30,525
Total noninterest-bearing liabilities	704,650			522,868
Total liabilities	2,671,722			2,282,232
Shareholders' equity	259,484			227,085
Total liabilities and shareholders' equity	$2,931,206			$2,509,317
Net interest income (tax-equivalent basis)		$83,625			$70,101
Interest rate spread (tax-equivalent basis)			4.10%			3.99%
Net interest margin (tax-equivalent basis)			4.15%			4.00%
Average interest-earning assets to average interesting-bearing liabilities			137.0%			133.1%
(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $6,205 and $4,157 and accretion of $3,195 and $0 are included in interest income in the nine months ended September 30, 2016 and 2015 respectively.

(3)	Includes investments in premises and equipment, foreclosed assets, interest receivable, deposit base intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.7 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

(5)	The net interest margin is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three and nine months ended September 30, 2016 and 2015. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 due to changes in
(in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$2,408	$1,044	$3,452
Loans held for sale	1,030	(753)	277
Securities available for sale and other securities:			—
Taxable	(467)	100	(367)
Tax Exempt(2)	410	(97)	313
Federal funds sold and balances at Federal Reserve Bank	10	0	10
Time deposits in other financial institutions	51	(15)	36
FHLB stock	(2)	4	2
Total interest income(2)	3,440	283	3,723
Interest-bearing liabilities:
Time deposits	134	77	211
Money market	154	95	249
Negotiable order of withdrawal accounts	76	(9)	67
Savings deposits	(23)	(150)	(173)
FHLB advances	(43)	70	27
Other borrowings	(4)	(75)	(79)
Long-term debt	(8)	(155)	(163)
Total interest expense	286	(147)	139
Change in net interest income(2)	$3,154	$430	$3,584

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $2,306 and $1,590 and accretion of $814 and $0 are included in interest income in the three months ended September 30, 2016 and 2015 respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $3.7 million increase in loan and loans held for sale interest income during the three months ended September 30, 2016 compared to September 30, 2015 was the primary driver of the $3.6 million increase in net interest income. The increase in loan interest income was driven by an increase in average loans of $0.2 million, or 11.3%, to $1.7 billion as of September 30, 2016, as compared to $1.6 billion as of September 30, 2015. Our loan growth during the period was driven by growth in our metropolitan markets, primarily in the Nashville MSA, resulting from the investment in new locations and banking teams and improving economic conditions. The increase in average loans held for sale of $143.1 million was the result of an increase in volume driven by lower interest rates in addition to the addition of a correspondent delivery channel in 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 due to changes in
(in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$10,104	$3,564	$13,668
Loans held for sale	1,562	(1,606)	(44)
Securities available for sale and other securities:
Taxable	(343)	(36)	(379)
Tax Exempt(2)	537	(40)	497
Federal funds sold and balances at Federal Reserve Bank	21	(4)	17
Time deposits in other financial institutions	177	(59)	118
FHLB stock	(1)	3	2
Total interest income(2)	12,057	1,823	13,879
Interest-bearing liabilities:
Time deposits	228	(103)	125
Money market	438	176	614
Negotiable order of withdrawal accounts	277	(43)	234
Savings deposits	12	(249)	(237)
FHLB advances	(116)	73	(43)
Other borrowings	(62)	(25)	(87)
Long-term debt	(10)	(241)	(251)
Total interest expense	767	(412)	355
Change in net interest income(2)	$11,290	$2,235	$13,524
(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $6,205 and $4,157 and accretion of $3,195 and $0 are included in interest income in the nine months ended September 30, 2016 and 2015 respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $13.6 million increase in loan and loans held for sale interest income during the nine months ended September 30, 2016 compared to September 30, 2015 was the primary driver of the $13.5 increase in net interest income. The increase in loan interest income was driven by an increase in average loans of $247.0 million, or 16.7%, to $1.7 billion as of September 30, 2016, as compared to $1.5 billion as of September 30, 2015. Our loan growth during the period was driven by growth in our metropolitan markets, primarily in the Nashville MSA, resulting from the investment in new locations and banking teams and improving economic conditions in addition to the acquisition of NWGB. The increase in average loans held for sale of $68.8 million was the result of increased volume driven by lower interest rates and an increase in mortgage loan officers and expansion of our delivery channels.

Provision for loan losses

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The determination of the amount is complex and involves a high degree of judgment and subjectivity.

Three months ended September 30, 2016 compared to three months ended September 30, 2015.    Our provision for loan losses for the three months ended September 30, 2016 was $71.0 thousand as compared to a provision for loan losses of $1.2 million for the three months ended September 30, 2015, reflecting improving asset quality partially offset by loan growth.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015.    Our provision for loan losses for the nine months ended September 30, 2016 was $727.0 thousand as compared to a provision for loan losses of $937.0 thousand for the nine months ended September 30, 2015, reflecting our stable operating environment and consistent credit quality throughout the nine months ended September 30, 2016.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, securities gains and all other noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Mortgage banking income	$36,938	$19,794	$91,574	$51,081
Service charges on deposit accounts	1,870	1,876	6,129	5,240
ATM and interchange	1,814	1,572	5,756	4,510
Bargain purchase gain	—	2,794	—	2,794
Gain on sale of securities	416	47	4,407	1,842
Net (loss) gain on sales or write-downs of foreclosed assets	1,646	(105)	1,504	(43)
Other	1,278	1,070	3,983	2,847
Total noninterest income	$43,962	$27,048	$113,353	$68,271

Three months ended September 30, 2016 compared to three months ended September 30, 2015.

Noninterest income was $44.0 million for the three months ended September 30, 2016, an increase of $16.91 million, or 62.5%, as compared to $27.0 million for the three months ended September 30, 2015. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 5.8% in the three months ended September 30, 2016 as compared to 4.0% in the three months ended September 30, 2015.

Mortgage banking income primarily includes origination fees on mortgage loans, gains and losses on the sale of mortgage loans, fees from wholesale and third party origination services provided to community banks and mortgage companies and mortgage servicing fees. Mortgage banking income was $36.9 million and $19.8 million for the three months ended September 30, 2016 and 2015, respectively.

During the third quarter of 2016, the Bank’s mortgage operations had record originations of $1,359.1 million for the three months ended September 30, 2016 which generated $33.3 million in gains and related revenues included in mortgage banking revenue. This compares to $789.5 million for the three months ended September 30, 2015 and $18.7 million, respectively. Subsequent to September 30, 2016, mortgage rates have continued to increase above prevailing rates during the third quarter of 2016. The combination of this increase in rates and the overall seasonal nature of historical mortgage production has caused the level of interest lock commitments to decline to approximately $825 million at October 31, 2016.   Furthermore, the Company currently estimates that interest rate lock commitments will decline further by the end of the fourth quarter of 2016 in the range of $675 to $725 million. With the increasing rates and a change in the mix of origination volume, including a higher contribution from the newly established correspondent origination channel, the Company is currently seeing a decline in mortgage origination margins from the third quarter for the current quarter.   Based on the current conditions described above, the Company currently expects mortgage banking revenues (including Banking and Mortgage segments) to be in the $25 to $30 million range in the fourth quarter of 2016, resulting in a net contribution from overall mortgage operations of approximately $2.6 to $3.2 million to pretax income for the fourth quarter of 2016. This information is based on current information available and could change as market conditions, including interest rates, change over the remainder of the quarter. The components of mortgage banking income for the three months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,
(in thousands)	2016	2015
Mortgage banking income:
Origination and sales of mortgage loans	$33,278	$18,744
Mortgage servicing income	3,660	1,050
Total mortgage banking income	$36,938	$19,794

Origination volume	$1,359,109	789,462
Outstanding principal balance of mortgage loans serviced	$4,975,893	$1,944,882

Mortgage banking income attributable to our Banking segment was $8.9 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively, and mortgage banking income attributable to our Mortgage segment was $28.1 million and $13.9 million for the three months ended September 30, 2016 and 2015, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $1.9 million, for the three months ended September 30, 2016 and 2015.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 15.4% to $1.8 million during the three months ended September 30, 2016 as compared to $1.6 million for the three months ended September 30, 2015 as a result of increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions.

Gains on sales of securities for the three months ended September 30, 2016 were $0.4 million, resulting from the sale of approximately $1.7 million in securities, compared to gains on sales of securities for the three months ended September 30, 2015 of $47 thousand. The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management.

Net gain on sales or write-downs of foreclosed assets for the three months ended September 30, 2016 was $1.6 thousand compared to a net loss of $105 thousand for the three months ended September 30, 2015. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the three months ended September 30, 2016 was $1.3 million as compared to other noninterest income of $1.1 million for the three months ended September 30, 2015. This $0.2 million increase in other noninterest income was the result of our overall growth from the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Noninterest income was $113.4 million for the nine months ended September 30, 2016, an increase of $45.1 million, or 66.0%, as compared to $68.3 million for the nine months ended September 30, 2015. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 3.7% in the nine months ended September 30, 2016 as compared to 2.6% in the nine months ended September 30, 2015.

Mortgage banking income was $91.6 million and $51.1 million for the nine months ended September 30, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $3,121.3 million for the nine months ended September 30, 2016 as compared to $2,067.5 million for the nine months ended September 30, 2015. The increase in originations of mortgage loans to be sold is due to increased overall volume as well as the expansion of the consumer direct delivery and correspondent delivery channels and a favorable interest rate environment. The margin on the origination and sales of mortgage loans was 2.45% for the nine months ended September 30, 2016 compared to 2.37% for the nine months ended September 30, 2015. The increase is primarily due to a favorable interest rate environment and improved execution, including increased securitization activity. The components of mortgage banking income for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,
(in thousands)	2016	2015
Mortgage banking income:
Origination and sales of mortgage loans	$83,263	$48,979
Mortgage servicing income	8,311	2,102
Total mortgage banking income	$91,574	$51,081
Origination volume	$3,121,252	2,067,466
Outstanding principal balance of mortgage loans serviced	$4,975,893	$1,944,882

Mortgage banking income attributable to our Banking segment was $22.2 million and $14.2 million for the nine months ended September 30, 2016 and 2015, respectively, and mortgage banking income attributable to our Mortgage segment was $69.3 million and $36.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Service charges on deposit accounts were $6.1 million, an increase of $0.9 million or 17.0% for the nine months ended September 30, 2016, compared to $5.2 million for the nine months ended September 30, 2015. The increase in service charges on deposit accounts in the nine months ended September 30, 2016 was primarily the result of deposit account growth driven by our acquisition of NWGB.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 27.6% to $5.8 million during the nine months ended September 30, 2016 as compared to $4.5 million for the nine months ended September 30, 2015 as a result of increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions.

Gains on sales of securities for the nine months ended September 30, 2016 were $4.4 million, resulting from the sale of approximately $270.7 million in securities, compared to gains on sales of securities for the nine months ended September 30, 2015 of $1.8 million. The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth.

Net gain on sales or write-downs of foreclosed assets for the nine months ended September 30, 2016 was $1.5 thousand compared to a net loss of $43 thousand for the nine months ended September 30, 2015. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the nine months ended September 30, 2016 was $4.0 million as compared to other noninterest income of $2.8 million for the nine months ended September 30, 2015. This $1.1 million increase in other noninterest income was due to increased miscellaneous income items associated with our overall growth.

Noninterest expense

Our noninterest expense includes primarily salaries and employee benefits expense, occupancy expense, legal and professional fees, data processing expense, regulatory fees and deposit insurance assessments, advertising and promotion and foreclosed asset expense, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Salaries and employee benefits	$34,010	$22,151	$84,486	$61,111
Occupancy and fixed asset expense	3,171	2,741	9,567	7,892
Legal and professional fees	816	1,252	2,704	2,394
Merger and conversion expenses	1,122	291	3,268	578
Data processing expense	1,294	511	2,691	1,520
Amortization of core deposit intangible	526	415	1,605	1,221
Amortization of mortgage servicing rights	2,796	764	6,221	1,543
Impairment of mortgage servicing rights	2,402	—	8,089	—
Regulatory fees and deposit insurance assessments	465	550	1,481	1,465
Foreclosed assets expense	422	310	422	310
Software license and maintenance fees	503	559	2,361	1,410
Advertising	2,220	2,305	8,071	5,875
Other	5,782	3,730	16,505	11,293
Total noninterest expense	$55,529	$35,579	$147,471	$96,612

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Noninterest expense increased by $20.0 million during the three months ended September 30, 2016 to $55.5 million as compared to $35.6 million in the three months ended September 30, 2015. This increase resulted primarily from higher salaries and employee benefits expenses in addition to an impairment of mortgage servicing rights and increased costs associated with our growth and acquisition of NWGB.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 61.2% and 62.3% of total noninterest expense in the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, salaries and employee benefits expense increased $11.9 million, or 53.5%, to $34.0 million as compared to $22.2 million for the three months ended September 30, 2015. The increase in the three months ended September 30, 2016 was primarily due to increased mortgage costs and equity compensation grants that were made in conjunction with our initial public offering. The $6.3 million increase in mortgage banking salaries and benefits resulted from the increase in mortgage loan originations and delivery expansion. Salaries and employee benefits expense previously included amounts earned under our three management incentive plans that are based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. These plans (cash and stock-settled) converted to the fair market value of stock trading price at the IPO. Additionally, we granted certain employees and executive officers restricted stock units in a total grant value of $13.7 million and granted additional EBI units amounting to $4.5 million (subsequently converted). Expense related to these grants amounted to $3.4 million in the third quarter of 2016. As of September 30, 2016, there was $17.2 million in total unrecognized expense related to these grants and the conversion of the equity based incentive plan units to be recognized over the remaining vesting period.

A summary of the equity based compensation items is as follows:

(a) The cash settled equity based incentive plans are based on underlying EBI units totaling 180,447 units and future expense will vary based on the fair value of the Company’s stock.  The plans are scheduled to vest 112,977, 38,298, and 29,172 units on January 1, 2017, 2018 and 2019, respectively.

(b) The stock-settled equity based restricted stock units are estimated to result in expense of $677 thousand in the fourth quarter of 2016 and $2.3 million, $1.1 million, and $278 thousand in the years ended December 31, 2017, 2018 and 2019, respectively.

(c) The impact of time-based restricted stock grants before considering forfeitures will result in approximately $690 thousand per quarter over the next five years.

In connection with our initial public offering, our board of directors and majority shareholder approved an employee stock purchase plan (ESPP), which allows certain employees to purchase shares of stock with up to a 15% discount. A total of 2,500,000 shares of common stock were reserved for purchase under the ESPP. We may incur additional expense related to the ESPP in the fourth quarter of 2016. The first offering period is from September 16, 2016 through December 30, 2016 at the lower of the beginning period price of $19 per share or the price at the end of the period with no discount for this offering period. The maximum shares per offering period is 200,000 shares.

Occupancy and fixed asset expense in the three months ended September 30, 2016 was $3.2 million, an increase of $0.4 million, compared to $2.7 million for the three months ended September 30, 2015. This increase was attributable to new branch expansion in Nashville market in addition to the acquisition of NWGB.

Legal and professional fees were $0.8 million for the three months ended September 30, 2016 as compared to $1.3 million for the three months ended September 30, 2015. The decrease in legal and professional fees is attributable to our ability to capitalize certain costs associated with our initial public offering and offsetting these costs with the proceeds of the sale of our common stock. This amounted to approximately $1.7 million, of which $0.5 million was incurred in the third quarter of 2016.

Merger and conversion expenses related to the acquisition of NWGB were $1.1 million for the three months ended September 30, 2016 as compared to $0.3 million for the three months ended September 30, 2015.

Data processing costs increased $0.8 million to $1.3 million for the three months ended September 30, 2016 from $0.5 million for the three months ended September 30, 2015. The increase for the three months ended September 30, 2016 was attributable to our growth and volume of transaction processing in addition to the change of our core processor from Cardinal to Jack Henry Silverlake.

Amortization of intangible assets totaled $0.5 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015. This amortization relates to core deposit intangible assets, which are being amortized over their useful lives. As of September 30, 2016 and 2015, these intangible assets have remaining estimated useful lives of approximately 9 years and 10 years, respectively.

Mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortization of mortgage servicing rights is determined using the level yield method based on the expected life of the loan. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs and other factors. Mortgage servicing rights were carried at amortized cost less impairment. Amortization expense amounted to $2.8 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on mortgage servicing rights of $2.4 million and $0 were recognized in earnings in the three months ended September 30, 2016 and 2015, respectively.

On September 29, 2016, we signed a letter of intent to sell approximately $2.4 billion in serviced mortgage loan balances. The transaction terms dictate an adjustable daily pricing mechanism based on changes in the referenced mortgage interest rate.  In order to hedge the movement of the referenced mortgage interest rate, we entered into a series of interest rate futures and related derivatives to approximately offset the changes to the sales price with an aggregate notional value of $130 million subsequent to September 30, 2016.  The changes in fair value of the derivatives will be included together with the change in fair value of the MSRs and in the calculated gain or loss on the sale of MSRs. Additionally, subsequent to September 30, 2016, we entered into a letter of intent to sell an additional approximate $1.2 billion in serviced mortgage loan balances.  At September 30, 2016 the fair value carrying amount of the related mortgage servicing rights approximates an aggregate total of $32.6 million for the two transactions.  Both transactions are expected to close prior to the end of the fourth quarter of 2016.  In connection with the above sales, we do not expect any further material gain or loss on the sale, however we do expect to incur transaction-related expenses in the aggregate amount of approximately $2.6 million which will be recorded when incurred.  Based on current management plans, we plan to retain the remaining MSRs related primarily to the retail mortgage originations within its existing footprint for marketing purposes while selling originated MSRs in various transactions in future periods.

The actual timing and expenses associated with these sales may differ from our current expectations depending on market conditions and transaction-specific details. We also intend to establish an ongoing arrangement whereby we could sell some or all of our ongoing mortgage servicing rights through a co-issue flow mechanism to facilitate future sales without incurring ongoing transaction costs.

Regulatory fees and deposit insurance assessments were $0.5 million for three months ended September 30, 2016, a decrease of $(0.1) million compared to $0.6 million for the three months ended September 30, 2015.

Expenses related to foreclosed assets for the three months ended September 30, 2016 were $422 thousand, an increase of $112 thousand compared to $310 thousand for the three months ended September 30, 2015. Legal fees related to foreclosed real estate sold was the primary driver for the increase.

Software license and maintenance fees for the three months ended September 30, 2016 were $0.5 million, a decrease of $(0.1) million compared to $0.6 million for the three months ended September 30, 2015.

Advertising costs for the three months ended September 30, 2016 were $2.2 million, a decrease of $(0.1) million compared to $2.3 million for the three months ended September 30, 2015. This decrease was largely driven by the mortgage segment.

Other noninterest expense for three months ended September 30, 2016 was $5.8 million, an increase of $2.1 million from the three months ended September 30, 2015, reflecting an increase of various expenses in mortgage banking activities and growth associated with the acquisition of NWGB.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Noninterest expense increased by $50.9 million during the nine months ended September 30, 2016 to $147.5 million as compared to $96.6 million in the nine months ended September 30, 2015. This increase resulted primarily from higher salaries and employee benefits expenses in addition to an impairment of mortgage servicing rights and increased costs associated with our growth and acquisition of NWGB.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 57.3% and 63.3% of total noninterest expense in the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, salaries and employee benefits expense increased $23.4 million, or 38.3%, to $84.5 million as compared to $61.1 million for the nine months ended September 30, 2015. The increase in the nine months ended September 30, 2016 was primarily due to the $12.7 million increase in mortgage banking salaries and benefits resulting from the increase in mortgage loan originations and delivery expansion and growth of our senior management team in addition to equity compensation grants that were made in conjunction with our initial public offering. Salaries and employee benefits expense includes amounts earned under our three management incentive plans that are based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. Aggregate salaries and employee benefits expense recognized under these incentive plans totaled $4.6 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Additionally, we granted certain employees and executive officers restricted stock units in a total grant value of $18.2 million. Expense related to these grants amounted to $3.4 million in the third quarter of 2016. As of September 30, 2016, there was $17.2 million in total unrecognized expense related to these grants and the conversion of the equity based incentive plan units to be recognized over the remaining vesting period.

Occupancy and fixed asset expense in the nine months ended September 30, 2016 was $9.6 million, an increase of $1.7 million, compared to $7.9 million for the nine months ended September 30, 2015. This increase was attributable to expansion including the acquisition of NWGB.

Legal and professional fees were $2.7 million for the nine months ended September 30, 2016 as compared to $2.4 million for the nine months ended September 30, 2015. The increase in legal and professional fees is attributable to additional professional services related to our growth and volume of business.

Merger and conversion expenses related to the acquisition of NWGB were $3.3 million for the nine months ended September 30, 2016 as compared to $0.6 million for the nine months ended September 30, 2015. We do not anticipate to incur additional costs related to our acquisition of NWGB or our core processor conversion from Cardinal to Jack Henry Silverlake.

Data processing costs increased $1.2 million, or 77.0%, to $2.7 million for the nine months ended September 30, 2016 from $1.5 million for the nine months ended September 30, 2015. The increase for the nine months ended September 30, 2016 was attributable to our growth and volume of transaction processing.

Amortization of intangible assets totaled $1.6 million for the nine months ended September 30, 2016 compared to $1.2 million for the nine months ended September 30, 2015. This amortization relates to core deposit intangible assets, which are being amortized over their useful lives. As of September 30, 2016 and 2015, these intangible assets have remaining estimated useful lives of approximately 9 year and 10 years, respectively.

Mortgage servicing rights were carried at amortized cost less impairment of $46.3 million and $22.9 million at September 30, 2016 and 2015, respectively, and amortization expense amounted to $6.2 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on mortgage servicing rights of $8.1 million and $0 were recognized in earnings in the nine months ended September 30, 2016 and 2015, respectively.

On September 29, 2016, we signed a letter of intent to sell approximately $2.37 billion in serviced mortgage loan balances. The transaction terms dictate an adjustable daily pricing mechanism based on changes in the referenced mortgage interest rate.  In order to hedge the movement of the referenced mortgage interest rate, we entered into a series of futures and related derivatives to approximately offset the changes to the sales price with an aggregate notional value of $130 million subsequent to September 30, 2016.  The changes in fair value of the derivatives will be included in the calculated gain or loss on the sale of MSRs.

Regulatory fees and deposit insurance assessments were relatively flat, amounting to $1.5 million for nine months ended September 30, 2016 and 2015.

Expenses related to foreclosed assets for the nine months ended September 30, 2016 were $422 thousand, an increase of $112 thousand compared to $310 thousand for the nine months ended September 30, 2015. Legal fees related to foreclosed real estate sold was the primary driver for the increase.

Software license and maintenance fees for the nine months ended September 30, 2016 were $2.4 million, an increase of $1.0 million compared to $1.4 million for the nine months ended September 30, 2015. This increase is due to our growth and customization costs associated with the conversion of our core system to Jack Henry Silverlake during the second quarter of 2016.

Advertising costs for the nine months ended September 30, 2016 were $8.1 million, an increase of $2.2 million compared to $5.9 million for the nine months ended September 30, 2015. This increase was largely driven by the mortgage segment’s internet delivery channel and communications surrounding our second quarter conversion to Jack Henry Silverlake.

Other noninterest expense for nine months ended September 30, 2016 was $16.5 million, an increase of $5.2 million from the nine months ended September 30, 2015, reflecting an increase of various expenses in mortgage banking activities and growth associated with the acquisition of NWGB.

Efficiency ratio

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income, excluding certain gains and expenses.

Our efficiency ratio, on a tax-equivalent basis, was 69.96% and 72.11% for the three months ended September 30, 2016 and 2015, respectively, and 69.70% and 71.58% for the nine months ended September 30, 2016 and 2015, respectively.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2016	2015	2016	2015	2015
Return on average:
Total assets	0.16%	2.36%	1.44%	2.06%	1.86%
Shareholders’ equity	1.74%	27.23%	16.26%	22.76%	20.91%
Dividend payout ratio	4971.00%	67.27%	219.44%	54.57%	49.31%
Average shareholders’ equity to average assets	9.17%	8.67%	8.85%	9.05%	8.88%

Income tax

Income tax expense was $14.8 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $16.9 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense for the three and nine months ended September 30, 2016 includes the $13.2 million increase in deferred tax liability associated with our conversion to a C corporation. From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not  subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to June 30, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We will commence paying federal income taxes on our pre-tax net income and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 and each such period will reflect a provision for federal income taxes. See “Pro forma income tax expense and net income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation for the full periods.

Pro forma income tax expense and net income

We have determined that had we been taxed as a C Corporation and paid U.S. federal income tax for the three months and nine months ended September 30, 2016 and 2015, our combined effective income tax rate would have been 37.22% and 30.90% and 37.33% and 34.35%, respectively. These pro forma effective rates reflect a U.S. federal income tax rate of 35.00% on corporate income and the fact that a portion of our net income in each of these periods was derived from nontaxable investment income and a bargain purchase gain in the third quarter of 2015 and other nondeductible expenses. Our net income for the three months ended September 30, 2016 and 2015 was $1.2 million and $15.9 million, respectively, and our tax-equivalent net interest income for the same periods was $28.2 million and $24.6 million, respectively. For the nine months ended September 30, 2016 and 2015 our net income was $31.6 million and $38.7 million, respectively. Had we been subject to U.S. federal income tax during these periods, on a pro forma basis, our provision for combined federal and state income tax would have been $5.9 and $5.2, respectively, for the three months ended September 30, 2016 and 2015 and $18.1 and $14.1, respectively, for the nine months ended September 30, 2016 and 2015. The increases in such pro forma provision for U.S. federal income tax would have resulted primarily from the increase in our net income for such periods. As a result of the foregoing factors, our pro forma net income (after U.S. federal income tax) for the three months ended September 30, 2016 and 2015 would have been $10.0 million and $11.6 million, respectively, and for the nine months ended September 30, 2016 and 2015 would have been $30.4 million and $27.0 million, respectively.

Financial condition

The following discussion of our financial condition compares nine months ended September 30, 2016 with the year ended December 31, 2015.

Total assets

Our total assets were $3.19 billion at September 30, 2016.  This compares to total assets of $2.90 billion as of December 31, 2015. The increase in total assets is primarily attributable to increases in both loans held for sale and loan held for investment balances, driven by strong demand for our loan products in our markets and the success of our growth initiatives.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 56.3% and 58.7% of our total assets as of September 30, 2016 and December 31, 2015, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $91.5 million, or 5.4%, to $1.79 billion as of September 30, 2016 as compared to $1.70 billion as of December 31, 2015. Our loan growth during the nine months ended September 30, 2016 has been comprised of an increase of $53.3 million or 16.8% in commercial and industrial, a decrease of $(3.7) million or 1.6% in construction loans, an increase of $20.6 million or 6.2% in owner occupied commercial real estate, an increase of $28.0 million or 11.8% in non-owner occupied commercial real estate as well as a decrease in residential real estate of 0.8% and a decrease in consumer and other of -3.7%, respectively. The increase in loans during the nine months ended September 30, 2016 is attributable to continued strong demand in our metropolitan markets, the interest rate environment and continued favorable economic conditions.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	September 30, 2016		As of December 31, 2015
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$370,379	21%	$317,038	19%
Construction	227,321	13%	231,025	13%
Residential real estate:
1-to-4 family	286,580	16%	287,749	17%
Line of credit	173,898	10%	171,526	10%
Multi-family	54,129	3%	59,510	4%
Commercial real estate:
Owner-Occupied	350,790	19%	330,207	19%
Non-Owner Occupied	265,190	15%	237,222	14%
Consumer and other	65,056	3%	67,586	4%
Total loans	$1,793,343	100%	$1,701,863	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2016 and December 31, 2015, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Loan categories

The principal categories of our loan held for investment portfolio are discussed below:

Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of September 30, 2016, our commercial and industrial loans comprised of $370.4 million, or 21% of loans, compared to $317.0 million, or 19%, of loans as of December 31, 2015.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of September 30, 2016, our owner occupied commercial real estate loans comprised $350.8 million or 19% of loans, compared to $330.2 million, or 19%, of loans as of December 31, 2015.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of September 30, 2016, our non-owner occupied commercial real estate loans comprised $265.2 million, or 15% of loans, compared to $237.2 million, or 14%, of loans as of December 31, 2015.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. As of September 30, 2016, our residential real estate mortgage loans comprised $286.6 million, or 16% of loans, compared to $287.7 million, or 17%, of loans as of December 31, 2015.

Home equity loans.    Our home equity loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make home equity loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Our home equity loans as of September 30, 2016 comprised $173.9 million or 10% of loans compared to $171.5 million, or 10%, of loans as of December 31, 2015.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. Our multifamily loans as of September 30, 2016 comprised $54.1 million, or 3% of loans, compared to $59.5 million, or 4%, of loans as of December 31, 2015.

Construction loans.    Our construction real estate loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. As of September 30, 2016, our construction loans comprised $227.3 million, or 13% of loans compared to $231.0 million, or 13% of loans as of December 31, 2015. The decline in construction loans in the nine months ended September 30, 2016 is primarily due to completed construction projects resulting in the underlying loans moving to other loan categories, such as commercial real estate.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal purposes, including automobile purchase loans and personal lines of credit. None of these categories of loans represents a significant portion of our loan portfolio. As September 30, 2016, our consumer and other loans comprised $65.1 million, or 3% of loans, compared to $67.6 million, or 4% of loans as of December 31, 2015.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of September 30, 2016 and December 31, 2015. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of September 30, 2016
Commercial	$155,420	$171,731	$43,228	$370,379
Commercial real estate:
Owner occupied	48,028	240,553	62,209	350,790
Non-owner occupied	64,946	153,550	46,694	265,190
Residential real estate:
1-to-4 family	50,447	116,826	119,307	286,580
Line of credit	15,907	40,487	117,504	173,898
Multi-family	11,605	41,533	991	54,129
Construction	155,271	60,270	11,780	227,321
Consumer and other	24,703	27,934	12,419	65,056
Total	$526,327	$852,884	$414,132	$1,793,343

Loan type (in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2015
Commercial	$149,743	$160,514	$6,781	$317,038
Commercial real estate:
Owner occupied	36,077	248,000	46,130	330,207
Non-owner occupied	35,098	181,482	20,642	237,222
Residential real estate:
1-to-4 family	67,837	127,796	92,116	287,749
Line of credit	20,562	58,039	92,925	171,526
Multi-family	5,849	52,485	1,176	59,510
Construction	105,131	108,391	17,503	231,025
Consumer and other	34,746	32,128	712	67,586
Total	$455,043	$968,835	$277,985	$1,701,863

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of September 30, 2016 and December 31, 2015:

Loan type (in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2016
Commercial	$120,138	$94,821	$214,959
Commercial real estate:
Owner occupied	199,359	103,403	302,762
Non-owner occupied	129,930	70,314	200,244
Residential real estate:
1-to-4 family	197,523	38,610	236,133
Line of credit	645	157,346	157,991
Multi-family	41,085	1,439	42,524
Construction	29,150	42,900	72,050
Consumer and other	38,193	2,160	40,353
Total	$756,023	$510,993	$1,267,016

Loan type (in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2015
Commercial	$87,681	$79,614	$167,295
Commercial real estate:
Owner occupied	220,468	73,662	294,130
Non-owner occupied	161,577	40,547	202,124
Residential real estate:
1-to-4 family	194,885	25,027	219,912
Line of credit	570	150,394	150,964
Multi-family	52,356	1,305	53,661
Construction	41,485	84,409	125,894
Consumer and other	32,413	427	32,840
Total	$719,435	$455,385	$1,246,820

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2016 and December 31, 2015:

(in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2016
One year or less	$244,775	$281,552	$526,327
One to five years	585,001	267,883	852,884
More than five years	171,022	243,110	414,132
Total	$1,000,798	$792,545	$1,793,343
	55.81%	44.19%	100.00%

(in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2015
One year or less	$238,171	$216,872	$455,043
One to five years	671,594	297,241	968,835
More than five years	119,841	158,144	277,985
Total	$1,029,606	$672,257	$1,701,863
	60.50%	39.50%	100.00%

Of the loans shown above with floating interest rates totaling $792.5 million as of September 30, 2016, many of such have interest rate floors as follows:

Loans with interest rate floors (in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of September 30, 2016
Loans with current rates above floors	$94,572	—	$47,658	—	$115,678	—
Loans with current rates below floors:
1-25 bps	9,876	20.65	8,895	26.60	7,680	14.83
26-50 bps	32,286	50.15	28,979	47.78	16,097	42.40
51-75 bps	2,439	75.00	683	74.34	2,775	69.86
76-100 bps	16,625	96.80	6,782	99.02	1,020	98.75
101-125 bps	8,924	122.39	3,279	123.29	524	122.40
126-150 bps	7,596	144.55	10,356	144.36	2,682	147.83
151-200 bps	487	198.87	6,621	191.83	1,014	196.55
200-250 bps	1,660	187.85	3,746	214.22	252	248.45
251 bps and above	76	13.85	7,260	276.15	217	293.88
Total loans with current rates below floors	$79,969	99.12	$76,601	67.37	$32,261	12.72

Asset quality

In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Furthermore, we are committed to collecting on all of our loans and, as a result, at times have lower net charge-offs compared to many of our peer banks. This practice often results in us carrying higher nonperforming assets on our books than our peers, as we believe our peers are quicker to charge-off loans than we are. However, we believe that our commitment to collecting on all of our loans results in higher loan recoveries.

Nonperforming assets

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. As of September 30, 2016 and December 31, 2015, we had $21.6 million and $20.5 million, respectively, in nonperforming assets. If such nonperforming assets would have been current during the three months and nine months ended September 30, 2016 and the year ended December 31, 2015, we would have recorded an additional $152 thousand and $475 thousand and $1.0 million of interest income, respectively. No significant amount of interest income was recognized from loans classified as nonperforming during the three or nine months ended September 30, 2016 or the year ended December 31, 2015. We had net interest charged off of $8 thousand and $26 thousand and net interest recoveries of $0.3 million for the three and nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, was recognized on loans that had previously been charged off or classified as nonperforming in previous periods. The decline in our nonperforming assets is the result of the consistent improvement in our overall credit quality as economic conditions in our markets have remained strong throughout 2016.

The following table provides details of our nonperforming assets, the ratio of such loans and foreclosed assets to total assets as of the dates presented, and certain other related information:

	As of September 30,	As of December 31,
(in thousands, except %)	2016	2015
Loan Type
Commercial and industrial	$1,483	$1,762
Construction	458	305
Residential real estate:
1-to-4 family mortgage	2,540	2,392
Residential line of credit	838	1,437
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	2,078	1,848
Non-owner occupied	3,385	3,638
Consumer and other	182	205
Total nonperforming loans	10,964	11,587
Other real estate owned	8,964	11,641
Other	1,654	1,654
Total nonperforming assets	$21,582	$24,882
Total nonperforming loans as a percentage of loans	0.61%	0.68%
Total nonperforming assets as a percentage of total assets	0.68%	0.86%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.04%	0.03%
Loans restructured as troubled debt restructurings	$10,125	$15,289
Troubled debt restructurings as a percentage of loans	0.56%	0.90%

Total nonperforming loans as a percentage of non-acquired loans were 0.6% as of September 30, 2016 as compared to 0.7% as of December 31, 2015. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 212.42% as of September 30, 2016 as compared to 211.10% as of December 31, 2015.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2016. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $5.8 million at September 30, 2016, as compared to $5.0 million for the year ended December 31, 2015.

Under acquisition accounting rules, loans (including those considered non-performing) acquired from NWGB were recorded at their estimated fair value. We recorded the loan portfolio acquired from NWGB at fair value as of the acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses, or related allowance coverage ratios and these loans are also excluded from our non-performing ratios above. The purchased non-credit impaired loans had remaining discount that will accrete into interest income over the life of the loans of $1.4 million and $2.1, as of September 30, 2016 and December 31, 2015, respectively. The purchased credit impaired loans had remaining discount of $1.0 million and $1.6 million, as of September 30, 2016 and December 31, 2015, respectively.

Foreclosed assets consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write- downs of foreclosed assets” in the accompanying condensed consolidated statements of income. Foreclosed assets with a cost basis of $6.6 million were sold as of nine months ended September 30, 2016, resulting in a net gain of $1.7 million. Foreclosed assets with a cost basis of $3.8 million were sold during the year ended December 31, 2015, resulting in a net loss of $317 thousand.

Classified loans

Accounting standards require us to identify loans, where full repayment of principal and interest is doubtful, as impaired loans. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented these standards in our quarterly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with guidance on these standards. As part of the review process, we also identify loans classified as watch, which have a potential weakness that deserves management’s close attention.

Loans totaling $40.1 million and $48.5 million were classified substandard under our policy at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, $16.6 and $21.4 of substandard loans were acquired with deteriorated credit quality in connection with our acquisition of NWGB. The following table sets forth information related to the credit quality of our loan portfolio at September 30, 2016 and December 31, 2015.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of September 30, 2016
Commercial and industrial	$357,447	$8,769	$4,163	$370,379
Construction	219,155	3,053	5,113	227,321
Residential real estate:
1-to-4 family mortgage	269,839	6,605	10,136	286,580
Residential line of credit	169,686	2,298	1,914	173,898
Multi-family mortgage	52,910	155	1,064	54,129
Commercial real estate:
Owner occupied	331,746	10,661	8,383	350,790
Non-owner occupied	243,161	13,080	8,949	265,190
Consumer and other	64,263	459	334	65,056
Total loans	$1,708,207	$45,080	$40,056	$1,793,343

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2015
Commercial and industrial	$310,125	$1,060	$5,853	$317,038
Construction	219,684	3,238	8,103	231,025
Residential real estate:
1-to-4 family mortgage	268,046	9,367	10,336	287,749
Residential line of credit	165,838	3,069	2,619	171,526
Multi-family mortgage	58,234	166	1,110	59,510
Commercial real estate:
Owner occupied	310,538	9,852	9,817	330,207
Non-owner occupied	206,645	20,218	10,359	237,222
Consumer and other	66,794	460	332	67,586
Total loans	$1,605,904	$47,430	$48,529	$1,701,863

Allowance for loan losses

The allowance for loan losses is the amount of expense that, based on our judgment, is required to absorb probable credit losses inherent in our loan portfolio and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Among the material estimates required to establish the allowance are loss exposure at default, the amount and timing of future cash flows on impacted loans, value of collateral and determination of the loss factors to be applied to the various elements of the portfolio.

Our methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance.

The appropriate level of the allowance is established on a quarterly basis after input from management and our loan review staff and is based on an ongoing analysis of the credit risk of our loan portfolio. In making our evaluation of the credit risk of the loan portfolio, we consider factors such as the volume, growth and composition of our loan portfolio, the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, trends in past dues, our experience as a lender, changes in lending policies, the effects on our loan portfolio of current economic indicators and their probable impact on borrowers, historical loan loss experience, industry loan loss experience, the amount of nonperforming loans and related collateral and the evaluation of our loan portfolio by our loan review function.

In addition, on a regular basis, management and the Bank’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $23.3 million and $24.5 million at September 30, 2016 and December 31, 2015, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	September 30, 2016		As of December 31, 2015
(in thousands, except %)	Amount	% of Loans	Amount	% of loans
Loan Type:
Commercial and industrial	$6,124	26%	$5,288	22%
Construction	4,401	19%	5,030	21%
Residential real estate:
1-to-4 family mortgage	3,499	15%	4,126	17%
Residential line of credit	1,830	8%	2,178	8%
Multi-family mortgage	613	3%	311	1%
Commercial real estate:
Owner occupied	3,641	16%	4,034	16%
Non-owner occupied	2,415	10%	2,610	11%
Consumer and other	767	3%	883	4%
Total allowance	$23,290	100%	$24,460	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended	Nine Months Ended	Year ended
(in thousands, except %)	September 30, 2016	September 30, 2016	December 31, 2015
Allowance for loan loss at beginning of period	$23,734	$24,460	$29,030
Charge-offs:
Commercial and industrial	(358)	(556)	(981)
Construction	—	(2)	(81)
Residential real estate:
1-to-4 family mortgage	(166)	(219)	(828)
Residential line of credit	(29)	(104)	(230)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	—	(93)	(1,062)
Non-owner occupied	—	—	(54)
Consumer and other	(161)	(646)	(1,108)
Total charge-offs	(714)	(1,620)	(4,344)
Recoveries:
Commercial and industrial	8	480	116
Construction	32	137	1,354
Residential real estate:
1-to-4 family mortgage	2	109	161
Residential line of credit	36	143	286
Multi-family mortgage	—	—	—
Commercial real estate:		.
Owner occupied	4	15	35
Non-owner occupied	22	27	342
Consumer and other	95	266	544
Total recoveries	199	1,177	2,838
Net charge offs	(515)	(443)	(1,506)
Provision (reversal of provision) for loan loss charged to operations	71	(727)	(3,064)
Allowance for loan loss at the end of period	$23,290	$23,290	$24,460
Ratio of net charge-offs during the period to average loans outstanding during the period	-0.12%	-0.03%	-0.10%
Allowance for loan loss as a percentage of loans at end of period	1.30%	1.30%	1.50%
Allowance of loan loss as a percentage of nonperforming loans	212.42%	212.42%	211.10%

Mortgage loans held for sale

Mortgage loans held for sale were $486.6 million at September 30, 2016 compared to $273.2 million at December 31, 2015. Originations of mortgage loans to be sold totaled $1,359.1 million and $789.5 million for the three months ended nine months ended September 30, 2016 and 2015 and $3,121.3 million and $2,067.5 million for the nine months ended September 30, 2016 and 2015, respectively. Generally, mortgage origination activity increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Increasing originations during 2016 reflect a favorable interest rate environment and the ongoing expansion of our mortgage banking business, including our expansion of our consumer direct and correspondent delivery channels and increased origination volume in our retail and third party origination channels.

Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Deposits

Deposits represent the Bank’s primary source of funds. We continue to focus on growing core deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.

Total deposits were $2.64 billion and $2.44 billion as of September 30, 2016 and December 31, 2015, respectively. Noninterest-bearing deposits at September 30, 2016 and December 31, 2015 were $726.2 million and $627.0 million, respectively, while interest-bearing deposits were $1,913.8 million and $1,811.5 million at September 30, 2016 and December 31, 2015, respectively. The deposit mix shifted in the nine months ended September 30, 2016 between savings and certificates of deposits due to a restructuring of an IRA savings product to a time deposit product during the second quarter of 2016.  At the time of restructuring, the approximate balance of the effected accounts was $91.0 million.  During the second quarter of 2016, our third party servicing provider, Cenlar, transferred certain servicing escrow deposit accounts to the Bank which totaled $61.6 million at September 30, 2016. The mix between noninterest bearing and interest bearing demand has remained relatively stagnant, however management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including certain time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of September 30, 2016			As of December 31, 2015
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$726,248	28%	—%	$626,955	26%	—%
Interest bearing demand	1,382,981	52%	0.37%	1,273,438	52%	0.35%
Savings deposits	131,819	5%	0.32%	212,522	9%	0.51%
Certificates of deposit	399,024	15%	0.52%	325,559	13%	0.51%
Total deposits	$2,640,072	100%	0.29%	$2,438,474	100%	0.30%
Time Deposits
0.00-0.50%	$213,944	53%		$232,255	71%
0.51-1.00%	155,283	39%		62,995	19%
1.01-1.50%	16,298	4%		11,908	4%
1.51-2.00%	11,210	3%		14,778	5%
2.01-2.50%	2,284	1%		3,498	1%
Above 2.50%	5	0%		125	—%
Total time deposits	$399,024	100%		$325,559	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
(Dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$27,390	$41,388	$68,778
Over Three to Six	25,786	40,158	65,944
Over Six to Twelve	57,693	63,884	121,577
Over Twelve	74,311	68,414	142,725
Total	$185,180	$213,844	$399,024

	As of December 31, 2015
(Dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$37,708	$38,225	$75,933
Over Three to Six	21,492	32,848	54,340
Over Six to Twelve	44,336	59,159	103,495
Over Twelve	47,079	44,712	91,791
Total	$150,615	$174,944	$325,559

Investment portfolio

Our investment portfolio provides liquidity and certain of our investment securities serve as collateral for certain deposits and other types of borrowings. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dated indicated:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$2,501	0%	$33,808	5%
Mortgage-backed securities	433,564	78%	522,373	81%
Municipals, tax exempt	104,112	19%	79,837	12%
Treasury securities	4,506	1%	4,485	1%
Equity Securities	8,674	2%	8,884	1%
Total securities available for sale	$553,357	100%	$649,387	100%

The balance of our investment portfolio at September 30, 2016 was $553.4 million compared to $649.4 million at December 31, 2015. At December 31, 2015, $122.1 million of our investment portfolio was made up of investment securities acquired from NWGB, of which the majority was subsequently sold and reinvested. During the nine months ended September 30, 2016 and the year ended December 31, 2015, we purchased $41.5 and $244.2 million and $164.9 million investment securities, respectively. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 77.1% and 88.6% and 97.2% of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 22.9% and 11.4% and 2.8%, respectively of total securities purchased in the three and nine months ended September 30, 2016 and year ended December 31, 2015. The carrying value of securities sold during the three months and nine months ended September 30, 2016 and the year ended December 31, 2015, totaled $34.4 million and $270.7 million and $194.6 million, respectively. Maturities and calls of securities during the three months and nine months ended September 30, 2016 and the year ended December 31, 2015, totaled $34.5 million and $78.7 million, and $103.2 million. As of September 30, 2016 and December 31, 2015, net unrealized gains of $9.3 million and $2.7 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016			As of December 31, 2015
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$3,003	0.5%	0.67%	$—	0.0%	0.00%
Maturing in one to five years	1,503	0.3%	0.75%	4,485	0.7%	0.69%
Maturing in five to ten years	—	0.0%	0.00%	—	0.0%	0.00%
Maturing after ten years	—	0.0%	0.00%	—	0.0%	0.00%
Total Treasury securities	4,506	0.8%	0.69%	4,485	0.7%	0.69%
Government agency securities:
Maturing within one year	1,502	0.3%	0.55%	5,005	0.8%	0.47%
Maturing in one to five years	999	0.2%	3.84%	28,803	4.4%	1.33%
Maturing in five to ten years	—	0.0%	0.00%	—	0.0%	0.0%
Maturing after ten years	—	0.0%	0.00%	—	0.0%	0.0%
Total government agency securities	2,501	0.5%	1.86%	33,808	5.2%	1.20%
Obligations of state and municipal subdivisions:
Maturing within one year	701	0.1%	7.18%	296	0.0%	8.83%
Maturing in one to five years	5,106	0.9%	6.62%	4,281	0.7%	6.13%
Maturing in five to ten years	39,790	7.2%	6.18%	33,782	5.2%	6.02%
Maturing after ten years	58,515	10.6%	5.08%	41,478	6.4%	6.20%
Total obligations of state and municipal subdivisions	104,112	18.8%	5.62%	79,837	12.3%	6.20%
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA:
Maturing within one year	1	0.0%	2.14%	—	0.0%	0.00%
Maturing in one to five years	167	0.0%	5.24%	254	0.0%	5.01%
Maturing in five to ten years	325	0.1%	5.29%	13,568	2.1%	1.95%
Maturing after ten years	433,071	78.2%	2.13%	508,551	78.3%	2.36%
Total residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	433,564	78.3%	2.14%	522,373	80.4%	2.36%
Total marketable equity securities	8,674	1.6%	0.77%	8,884	1.4%	1.06%
Total investment securities	$553,357	100.0%	2.70%	$649,387	100.0%	2.74%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

Dollars in thousands	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of September 30, 2016
US Government agency securities	$2,501	$0	$—	$2,501
Mortgage-backed securities	429,156	4,678	(270)	433,564
Municipals, tax exempt	99,171	4,987	(46)	104,112
Treasury securities	4,504	2	—	4,506
Equity securities	8,722	26	(74)	8,674
	$544,054	$9,693	$(390)	$553,357
As of December 31, 2015
US Government agency securities	$34,161	$—	$(353)	$33,808
Mortgage-backed securities	524,141	3,675	(5,443)	522,373
Municipals, tax exempt	74,945	4,892	—	79,837
Treasury securities	4,507	—	(22)	4,485
Equity securities	8,971	3	(90)	8,884
	$646,725	$8,570	$(5,908)	$649,387

Borrowed funds

Deposits and investment securities for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into client purchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs.

Total borrowings include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds, junior subordinated debentures and related party subordinated debt.

	As of September 30, 2016
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
September 30, 2017	$109,431	71%	0.41%
September 30, 2018	3,817	3%	2.71%
September 30, 2019	6,751	4%	1.81%
September 30, 2020	262	0%	5.53%
September 30, 2021	337	0%	6.04%
Thereafter	33,830	22%	4.12%
Total	$154,428	100%	1.36%

	As of December 31, 2015
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
December 31, 2016	$123,427	69%	0.18%
December 31, 2017	741	—%	5.37%
December 31, 2018	10,282	7%	2.04%
December 31, 2019	554	—%	5.90%
December 31, 2020	279	—%	5.47%
Thereafter	44,466	24%	3.50%
Total	$179,749	100%	1.16%

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	Three months ended	Nine months ended	Year ended
(dollars in thousands)	September 30, 2016	September 30, 2016	December 31, 2015
Average daily amount of short-term borrowings outstanding during the period	$74,808	$94,713	$184,743
Weighted average interest rate on average daily short-term borrowings	0.18%	0.14%	0.23%
Maximum outstanding short-term borrowings outstanding at any month-end	$109,136	$120,570	$239,536
Short-term borrowings outstanding at period end	$109,136	$109,136	$123,133
Weighted average interest rate on short-term borrowings at period end	0.41%	0.41%	0.17%

Lines of credit and other borrowings.

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolios. Under the agreements, we pledge certain qualifying multi-family and 1 to 4 family loans as well as certain investment securities as collateral. As of September 30, 2016 and December 31, 2015, the Company had received advances from the FHLB totaling $14.4 million, $33.6 million, respectively.

As of September 30, 2016 and December 31, 2015, $445.6 million and $26.1 million, respectively, of 1 to 4 family mortgage loans were pledged to the FHLB Cincinnati, securing advances against the Bank’s line of credit. As of September 30, 2016 and December 31, 2015, $29.5 million and $43.8 million, respectively, of multi-family mortgage loans were pledged to the FHLB Cincinnati, securing advances against the Bank’s line.

The Bank has a secured line of credit with the FHLB for $150.0 million, and the line is secured by qualifying 1 to 4 family and multi-family mortgages in the Bank’s loan portfolio as well as U.S. Government agency securities. Borrowings against this line were $80 million and $18.0 million as of September 30, 2016 and December 31, 2015, respectively.

In addition to the FHLB line, the Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $125.0 million and $125.0 million as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015 there were not any borrowings under these lines.

We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of September 30, 2016 and December 31, 2015, our $0.9 million and $0.9 million investment in the Trusts, respectively, was included in other assets in the accompanying condensed consolidated balance sheets and our $30.9 million and $30.9 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR of 3.25% (4.01% and 3.75% at September 30, 2016 and December 31, 2015, respectively) for the $21.7 million debenture and 3.78% (3.88% and 3.58% at September 30, 2016 and December 31, 2015, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event and the $21.7 million debenture may be redeemed prior to 2033 at our option.

As of September 30, 2016 and December 31, 2015, we have $0 and $10.1 million outstanding in three subordinated notes payable to our majority shareholder reflected in Long-term debt in our condensed consolidated balance sheets.  At the completion of the initial public offering, we used a portion of the proceeds to pay off the $10.1 million outstanding balance plus accrued interest of $106 thousand.

Liquidity and capital resources

Bank liquidity management

We are expected to maintain adequate liquidity at the Bank to meet the cash flow requirements of clients who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our asset and liability management policy is intended to cause the Bank to maintain adequate liquidity and, therefore, enhance our ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain our operations. We accomplish this through management of the maturities of our interest-earning assets and interest-bearing liabilities. We believe that our present position is adequate to meet our current and future liquidity needs.

We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholder. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.

As part of our liquidity management strategy, we are also focused on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest bearing and other low-cost deposits and replacing higher cost funding including time deposits and borrowed funds. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. As a result of these strategies, our cost of funds decreased in 2016 from 2015 as our funding mix improved due to growing noninterest bearing and other low-cost deposits and allowing higher-cost time deposits to mature.

Core deposits, which we defined as deposits excluding jumbo time deposits (greater than $250,000), are a major source of funds used by the Bank to meet its liquidity. Maintaining the ability to acquire these funds as needed in a variety of markets is important to assuring the Bank’s liquidity. Management continually monitors the liquidity and non-core dependency ratios to ensure compliance with targets established by the Bank’s Asset Liability Committee.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2016 and December 31, 2015, securities with a carrying value of $544.7 million and $525.3 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. The balance of outstanding federal funds purchased at December 31, 2015 was $18.0 million. There were no outstanding federal funds purchased at September 30, 2016 or December 31, 2015. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2016 and December 31, 2015, the balance of our outstanding advances with the FHLB was $14.4 million and $33.6 million, respectively, and a secured short-term borrowing of $80.0 million and $18.0 million, respectively. The total amount of the remaining credit available to us from the FHLB at September 30, 2016 and December 31, 2015 was $70.0 million and $132.0 million, respectively. We also maintain lines of credit with other commercial banks totaling $125 million. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2016 or December 31, 2015, respectively.

Holding company liquidity management

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Risk factors: Risks related to our business,” “Dividend policy” and “Business: Supervision and regulation” sections of the Prospectus.

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed an amount equal to the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of September 30, 2016 and December 31, 2015, $56.9 million and $54.5 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

The Bank also paid dividends of approximately $14.9 million and $25.1 million to the Company in the nine months ended September 30, 2016 and the year ended December 31, 2015 and 2014, respectively, for dividends to our shareholder and operational expenses that did not require approval from the TDFI.

Additionally, at September 30, 2016, the Company had cash balances on deposit with the Bank totaling $32.8 million for ongoing corporate needs.  During the quarter ended September 30, 2016, the Company utilized $20 million of the IPO proceeds to inject additional capital into its subsidiary, FirstBank.

Capital management and regulatory capital requirements

Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

As a result of recent developments such as the Dodd-Frank Act and Basel III, we have become subject to increasingly stringent regulatory capital requirements beginning in 2015. For further discussion of the changing regulatory framework in which we operate, see “Business: Supervision and regulation” included on Form S-1.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of September 30, 2016 and December 31, 2015, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
September 30, 2016
Common Equity Tier 1 (CET1)
FB Financial Corporation	$275,097	11.16%	>	$110,926	>	4.5%		N/A		N/A
FirstBank	$269,540	10.96%	>	$110,669	>	4.5%	>	$159,855	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$328,387	13.32%	>	$197,229	>	8.0%		N/A		N/A
FirstBank	$292,830	11.91%	>	$196,695	>	8.0%	>	$245,869	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$305,097	12.37%	>	$147,986	>	6.0%		N/A		N/A
FirstBank	$269,540	10.96%	>	$147,558	>	6.0%	>	$147,558	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$305,097	10.32%	>	$118,255	>	4.0%		N/A		N/A
FirstBank	$269,540	9.12%	>	$118,219	>	4.0%	>	$147,774	>	5.0%
December 31, 2015
Common Equity Tier 1 (CET1)
FB Financial Corporation	$181,633	8.23%	>	$99,313	>	4.5%		N/A		N/A
FirstBank	$211,780	9.63%	>	$98,963	>	4.5%	>	$142,946	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$246,168	11.15%	>	$176,623	>	8.0%		N/A		N/A
FirstBank	$242,240	11.02%	>	$175,855	>	8.0%	>	$219,819	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$211,633	9.58%	>	$132,547	>	6.0%		N/A		N/A
FirstBank	$211,780	9.63%	>	$131,950	>	6.0%	>	$131,950	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$211,633	7.64%	>	$110,803	>	4.0%		N/A		N/A
FirstBank	$211,780	7.65%	>	$110,735	>	4.0%	>	$138,418	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at September 30, 2016 and December 31, 2015, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully phased-in in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act, which we refer to as the Basel III Rules, that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implement a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that will affect the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The new common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. When the Basel III Rules are fully phased in 2019, banks will be required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III Rules do not require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size.

Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which will affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios are adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and the Bank:

•	Commercial mortgages: Replaces the current 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
•	Nonperforming loans: Replaces the current 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.
•	Securities pledged to overnight repurchase agreements.
•	Unfunded lines of credit one year or less.

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of December 31, 2015, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2015, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Capital Expenditures

Currently, we have not entered into any material capital expenditures other than routine updates to existing facilities amounting to less than $1.0 million over the next twelve months.

Shareholders’ equity

Our total shareholders’ equity was $329.1 million at September 30, 2016 and $236.7 million, at December 31, 2015. Book value per share was $13.73 at September 30, 2016 and $13.78 at December 31, 2015,. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income in addition to net proceeds from the sale of our common stock amounting to $115.5 million.

Off-balance sheet transactions

We enter into loan commitments and standby letters of credit in the normal course of our business. Loan commitments are made to accommodate the financial needs of our clients. Standby letters of credit commit us to make payments on behalf of clients when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to clients and are subject to our normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the client.

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at anytime, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	September 30,	December 31,
	2016	2015
Loan commitments	$688,446	$554,274
Standby letters of credit	20,033	20,338

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about our off-balance sheet transactions, see Note 8, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements.

Risk management

There have been no significant changes in our Risk Management practices as described in our Prospectus constituting part of our Registration Statement on Form S-1 (Registration No. 333-213210) and filed with the SEC on September 19, 2016.

Credit risk

There have been no significant changes in our Credit Risk Management practices as described in our Prospectus constituting part of our Registration Statement on Form S-1 (Registration No. 333-213210) and filed with the SEC on September 19, 2016.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

Our market risk arises primarily from interest rate risk inherent in the normal course of lending and deposit-taking activities. Management believes that our ability to successfully respond to changes in interest rates will have a significant impact on our financial results. To that end, management actively monitors and manages our interest rate risk exposure.

The Asset Liability Committee (ALC), which is authorized by the Bank’s Board of Directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALC’s goal is to structure our asset/ liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

We monitor the impact of changes in interest rates on our net interest income and economic value of equity, or EVE, using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	September 30,	December 31,	September 30,	December 31,
(in basis points)	2016	2015	2016	2015
+400	7.2%	4.7%	15.2%	12.7%
+300	5.5%	3.5%	11.7%	9.7%
+200	3.8%	2.4%	8.2%	6.8%
+100	2.0%	1.3%	4.5%	3.7%
-100	(7.4)%	(3.7)%	(8.7)%	(5.6)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
(in basis points)	September 30, 2016	December 31, 2015
+400	3.3%	(8.6)%
+300	3.6%	(4.9)%
+200	3.5%	(1.2)%
+100	(14.5)%	2.2%
-100	(17.4)%	(8.2)%
(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulation for September 30, 2016 and December 31, 2015 resulted in an asset sensitive position. This asset sensitive position is primarily due to the increase in mortgage loans held for sale and trending growth of noninterest bearing deposits. As our mortgage loans held for sale increase, we become more asset sensitive, which has been our current trend. However, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly. For the September 30, 2016 and December 31, 2015 simulations the loan and time deposit betas were 100% for all rate scenarios as is industry standard.

The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect the actions the ALC may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Bank’s Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results may differ from simulated results.

We utilize derivative financial instruments, including rate lock commitments and forward loan sales contracts as part of its ongoing efforts to mitigate its interest rate risk exposure inherent in our mortgage pipeline and held for sale portfolio. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the client for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a client, we also enter into a forward commitment to sell the residential mortgage loan to secondary market investors. Accordingly, we do not incur risk if the interest rate lock commitment in the pipeline fails to close. Forward loan sale contracts are contracts for delayed delivery of mortgage loans. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained.

For more information about our derivative financial instruments, see Note 9, “Derivative Instruments,” in the notes to our condensed consolidated financial statements.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i)

accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter of 2016, we completed the conversion of our core bank operating system (loans deposits, and general ledger) to the Jack Henry Silverlake platform from another third party, including the conversion and integration of NWGB. The conversion was successful and we continue to implement and improve overall internal control and related processes. During the third quarter of 2016, the Company’s mortgage operations successfully converted their core system to Loan Vision (a comprehensive mortgage lending accounting system).  This change in platform impacts the control environment, however the controls remain intact and properly functioning. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are the plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of such currently pending litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in the “Risk Factors” section in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15, 2016, our registration statement on Form S-1 (Registration No. 333-213210) was declared effective by the SEC for our underwritten initial public offering in which we sold a total of 6,764,704 shares of our common stock at a price to the public of $19.00 per share. J.P. Morgan Securities LLC, UBS Securities LLC, and Keefe, Bruyette & Woods, Inc., acted as the joint book-running managers for the offering, and Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and Stephens Inc. acted as co-managers.

The offering commenced on September 15, 2016 and closed on September 21, 2016. All of the shares registered pursuant to the registration statement were sold at an aggregate offering price of $128.5 million. We received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our majority shareholder and executive chairman, which cash distribution was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. Pending their use in our business, we have temporarily invested the approximately $34.9 million of remaining net offering proceeds in interest bearing deposits in other financial institutions. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus filed with the SEC on September 19, 2016.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of FB Financial Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation*
4.1	Registration Rights Agreement*
10.1

Amendment to Deferred Compensation Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.2

Employment Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.3

FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.4

Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).

10.5

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes (Full-Vested) (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).

10.6

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes (Ratable Vesting) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016)

10.7

FB Financial Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.8	Amendment to FirstBank 2012 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).
10.9

Amendment to FirstBank Preferred Equity Based Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).

10.10	Amendment to FirstBank 2010 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).
10.11	Tax Sharing Agreement*
10.12	Shareholders’ Agreement*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
November 14, 2016	James R. Gordon Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of FB Financial Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation*
4.1	Registration Rights Agreement*
10.1

Amendment to Deferred Compensation Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.2

Employment Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.3

FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.4

Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).

10.5

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes (Full-Vested) (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).

10.6

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes (Ratable Vesting) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016)

10.7

FB Financial Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016).

10.8	Amendment to FirstBank 2012 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).
10.9

Amendment to FirstBank Preferred Equity Based Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).

10.10	Amendment to FirstBank 2010 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed September 6, 2016).
10.11	Tax Sharing Agreement*
10.12	Shareholders’ Agreement*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.