Form 10-K
period 2016-12-31
FB Financial Corp
filed 2017-03-31
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37875

FB FINANCIAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Tennessee	62-1216058
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
211 Commerce Street, Suite 300 Nashville, TN 37201	37201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 564-1212

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $1.00 Per Share; Common stock traded on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant closed the initial public offering of its common stock on September 16, 2016.  Accordingly, as of June 30, 2016, there was no public trading market for the registrant’s common stock.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2017 was 24,153,733.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 18, 2017, are incorporated by reference into Part III of this Report.

In this Annual Report, references to “we,” “our,” “us,” “FB Financial” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our consolidated banking subsidiary, FirstBank, a Tennessee state chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our consolidated banking subsidiary.

Cautionary note regarding forward-looking statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, timing and anticipated benefits of our proposed acquisition of Clayton Bank and Trust and American City Bank, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies. These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions.

We have made the forward-looking statements in this Annual Report on Form 10-K based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our business, financial condition, results of operations and future growth prospects can be found in the “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” sections of this Annual Report. These factors include, but are not limited to, the following:

•	business and economic conditions nationally, regionally and in our target markets, particularly in Tennessee and the geographic areas in which we operate;
•	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•	the concentration of our business within our geographic areas of operation in Tennessee and neighboring markets;
•	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction portfolios;
•	increased competition in the banking and mortgage banking industry, nationally, regionally or locally;
•	our ability to execute our business strategy to achieve profitable growth;
•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
•	our ability to increase our operating efficiency;
•	failure to keep pace with technological change or difficulties when implementing new technologies;
•	risks related to the recent conversion of our core operating platform;
•

the risk that the required regulatory approvals for the proposed acquisition of Clayton Bank and Trust and American City Bank (collectively, the “Clayton Banks”) will not be obtained or the other conditions to closing of the proposed acquisition may not be satisfied;

•	the length of time necessary to consummate the proposed acquisition;
•	the risk that the anticipated benefits, including any accretive impact to the Company’s earnings per share, may not be fully realized or may take longer to realize than expected;
•	the risk that the Clayton Banks may not be successfully integrated in the Company’s business and that the costs associated with the integration are higher than expected;

•

negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;

•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•	develop new, and grow our existing, streams of noninterest income;
•	oversee the performance of third party service providers that provide material services to our business;
•	maintain expenses in line with their current projections;
•	our dependence on our management team and our ability to motivate and retain our management team;
•	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
•	inability to find acquisition candidates that will be accretive to our financial condition and results of operations;
•	system failures, data security breaches, including as a result of cyber-attacks, or failures to prevent breaches of our network security;
•	data processing system failures and errors;
•	fraudulent and negligent acts by our clients, employees or vendors;
•	fluctuations in the market value and its impact in the securities held in our securities portfolio;
•	the adequacy of our reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves;
•	the makeup of our asset mix and investments;
•	our focus on small and mid-sized businesses;
•	an inability to raise necessary capital to fund our growth strategy, operations or to meet increased minimum regulatory capital levels;
•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
•	interest rate shifts and its impact on our financial condition and results of operation;
•	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	changes in our accounting standards;
•	the impact of recent and future legislative and regulatory changes;
•	governmental monetary and fiscal policies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverage;
•

future equity issuances under our 2016 Incentive Plan and our Employee Stock Purchase Plan and future sales of our common stock by us, our controlling shareholder or our executive officers or directors; and

•	other factors and risks described under the “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” sections herein.

Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Annual Report. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM - 1. Business

Overview

FB Financial Corporation is a bank holding company, headquartered in Nashville, Tennessee. Our wholly-owned bank subsidiary, FirstBank, is the third largest Tennessee-headquartered bank, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama and North Georgia. Our footprint includes 45 full-service bank branches serving the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Jackson and Huntsville (AL) in addition to 12 community markets. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to its national internet delivery channel. As of December 31, 2016, we had total assets of $3.28 billion, loans held for investment of $1.85 billion, total deposits of $2.67 billion, and total shareholders’ equity of $330.5 million.

Throughout our history, we have steadfastly maintained a community banking approach of personalized relationship-based service. As we have grown, maintaining this relationship-based approach utilizing local, talented and experienced bankers in each market has been an integral component of our success. Our bankers utilize their local knowledge and relationships to deliver timely solutions to our clients. We empower these bankers by giving them local decision making authority supplemented by appropriate risk oversight. In our experience, business owners and operators prefer to deal with decision makers and our banking model is built to place the decision maker as close to the client as possible. We have designed our operations, technology, and centralized risk oversight processes to specifically support our operating model. We deploy this operating model universally in each of our markets, regardless of size. We believe we have a competitive advantage in our markets versus both smaller community banks and larger regional and national banks. Our robust offering of products, services and capabilities differentiate us from community banks and our significant local market knowledge, client service level and the speed with which we are able to make decisions and deliver our services to customers differentiate us from larger regional and national banks.

We seek to leverage our operating model by focusing on profitable growth opportunities across our footprint, focused primarily on both high-growth metropolitan markets and stable and growing community markets. As a result, we are able to strategically deploy our capital across our markets to take advantage of the opportunities with the greatest certainty of profitable growth and the highest returns.

Our operating model is executed by a talented management team lead by our Chief Executive Officer, Chris Holmes. Mr. Holmes, a 25-year banking veteran originally from Lexington, Tennessee, joined the Bank in 2010 as Chief Banking Officer and was elected Chief Executive Officer in 2013. Mr. Holmes has an extensive background in both metropolitan and community banking gained from his time at community banks and larger public financial institutions. Mr. Holmes has assembled a highly effective management team, blending members that have a long history with FirstBank and members that have significant banking experience at other in-market banks.

Our history

Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when Tennessee businessman James W. Ayers, our Executive Chairman and controlling shareholder, acquired Farmers State Bank with an associate. In 1988, we purchased the assets of First National Bank of Lexington, Tennessee and changed our name to FirstBank, forming the foundation of our current franchise. In 1990, Mr. Ayers became our sole shareholder and remained our sole shareholder until our initial public offering. Under Mr. Ayers’ ownership, we grew from a community bank with only $14 million in assets in 1984 to the third largest bank headquartered in Tennessee, based on total assets.

From 1984 to 2001, we operated as a rural community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, it did not become a major strategic focus until we implemented our current metropolitan growth strategy in the Nashville metropolitan statistical area (MSA) in 2012. Additionally, we expanded into the Huntsville, AL MSA in 2014 by opening a branch and loan production office in Florence, AL. The successful implementation of this strategy has resulted in 110% core deposit growth in the Nashville MSA from December 31, 2012 to December 31, 2016, making it our largest market with 43% of our loans held for investment and 33% of our total deposits, as of December 31, 2016. As a result of this evolution, we now operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.

Recent acquisitions

On September 18, 2015, we completed the acquisition of Northwest Georgia Bank (NWGB), a 110-year old institution with six branches, serving clients in the Chattanooga MSA. Including the effects of purchase accounting adjustments, we acquired net assets with a fair value of $272 million which included a bargain purchase gain of $2.8 million, loans with a fair value of $79 million and deposits with a fair value of $246 million. We believe that this acquisition will accelerate our already planned expansion in Chattanooga by significantly augmenting our client base, increasing our brand awareness and providing us with the scale to attract leading bankers to further enhance our market penetration and profitable growth. In connection with the acquisition, we merged two of our existing FirstBank branches into NWGB branches in May 2016. See Note 2, “Acquisition of Northwest Georgia Bank” in the Notes to the consolidated financial statements for additional details regarding the acquisition.

On February 8, 2017, the Company and FirstBank entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Clayton HC, Inc., a Tennessee Corporation (“Seller”), Clayton Bank and Trust, a Tennessee state bank and wholly-owned subsidiary of Seller (“CBT”), American City Bank, a Tennessee state bank and wholly-owned subsidiary of Seller (“ACB,” and together with CBT, the “Clayton Banks”), and James L. Clayton, the significant shareholder of Seller (“Clayton”). On the terms and subject to the conditions set forth in the Purchase Agreement, FirstBank has committed to purchase from Seller all of the issued and outstanding shares of the Clayton Banks (the “Stock Purchase”). Following the consummation of the Stock Purchase, the Clayton Banks will merge with and into FirstBank, with FirstBank continuing as the surviving banking corporation. The acquisition is valued at approximately $284.2 million at the date of announcement. The Clayton Banks had approximately $1,195 million in assets, $1,052 million in loans and $920 million in deposits, and 18 banking offices in Tennessee as of December 31, 2016. Consummation of the Stock Purchase is subject to, among other things, the receipt of approval by regulatory authorities. The acquisition is expected to be completed sometime in the third quarter of 2017.

Our markets

Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of North Alabama and North Georgia. The market area has attractive economic, population, and household income growth statistics that provide a favorable business environment. We believe that the strong economic growth in our market area has created a favorable operating environment for us.

Note: Financial data as of December 31, 2016.  Market data as of June 30, 2016. Size of bubble represents size of company deposits in a given market

Source: Company data and SNL Financial; 1 Statistics based on county data.

Our core client profile across our footprint includes small businesses, corporate clients, commercial real estate owners and consumers. We target business clients with substantial operating history that have annual revenues of up to $250 million. Our typical business client would keep business deposit accounts with us, and we would look to provide banking services to the owners and employees of the business as well. We also have an active consumer lending business that includes mortgages, home equity lines and small consumer finance loans. We continuously strive to build deeper relationships by actively cross-selling incremental products to meet the banking needs of our clients. The long-standing relationships that we have developed throughout our history form the foundation of our attractive returns and stable growth.

The following tables show our deposit market share ranking among all banks and community banks (which we define as banks with less than $20 billion in assets) in Tennessee as of June 30, 2016 (the most recent date where such information is publicly available). Of the 10 largest banks in the state based on total deposits, 7 are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.

Top 10 Banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon National Corp. (TN)	Memphis, TN	152	19.8	14.3
2	Regions Financial Corp. (AL)	Birmingham, AL	232	17.7	12.8
3	SunTrust Banks Inc. (GA)	Atlanta, GA	135	13.4	9.7
4	Bank of America Corp. (NC)	Charlotte, NC	58	10.9	7.9
5	Pinnacle Financial Partners (TN)	Nashville, TN	46	8.3	6.0
6	U.S. Bancorp (MN)	Minneapolis, MN	103	2.9	2.1
7	BB&T Corp. (NC)	Winston-Salem, NC	48	2.4	1.8
8	FB Financial Corp (TN)	Nashville, TN	48	2.3	1.7
9	Franklin Financial Network, Inc. (TN)	Franklin, TN	12	2.3	1.7
10	Wells Fargo & Company (CA)	San Francisco, CA	19	1.9	1.4

Top 10 banks under $20bn assets in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	Pinnacle Financial Partners (TN)	Nashville, TN	46	8.3	6.0
2	FB Financial Corp (TN)	Nashville, TN	48	2.3	1.7
3	Franklin Financial Network, Inc. (TN)	Franklin, TN	12	2.3	1.7
4	Wilson Bank Holding Co. (TN)	Lebanon, TN	26	1.9	1.4
5	Simmons First National Corp. (AR)	Pine Bluff, AR	40	1.9	1.4
6	Home Federal Bank of Tennessee (TN)	Knoxville, TN	23	1.7	1.3
7	Capital Bank Finl Corp (NC)	Charlotte, NC	56	1.5	1.1
8	First Citizens Bancshares Inc. (TN)	Dyersburg, TN	23	1.3	0.9
9	BancorpSouth, Inc. (MS)	Tupelo, MS	27	1.2	0.9
10	Clayton Bank and Trust (TN)	Knoxville, TN	31	1.2	0.9

Note: Market data sourced from SNL Financial as of June 30, 2016; total assets as of December 31, 2016.

Our six metropolitan markets.

We currently operate in the six metropolitan markets listed below.

Nashville is the largest MSA in Tennessee, our largest market and one of the fastest growing cities in the U.S., with a booming cultural scene, vibrant healthcare industry, established music and entertainment industry, and 24 universities and colleges. Nashville has experienced 37% population growth from 2000 to 2015, and its population is expected to double in the next 20 years.

Memphis is the 2nd largest MSA in Tennessee. It has a diversified business base and the busiest cargo airport in North America. Memphis is headquarters to 240 companies employing over 91,000 people, including Fortune 500 companies AutoZone, International Paper and FedEx, which alone employs over 32,000 people in Memphis.

Knoxville is the 3rd largest MSA in Tennessee. It has 120 automotive component manufacturers in the area, which provide approximately 13,000 jobs. We believe that our proposed acquisition of the Clayton Banks will help strengthen our presence in the attractive Knoxville MSA.

Chattanooga is the 4th largest MSA in Tennessee. It has a diverse economy with over 28,000 businesses that employ over 260,000 people and generate an estimated $41 billion in annual sales. Chattanooga has experienced population growth of 11% between 2000 and 2010 and is expected to experience 20% population growth by 2021.

Jackson is the 6th largest MSA in Tennessee and is the 2nd largest city in West Tennessee following Memphis. Given a high-quality workforce, favorable tax environment and efficient logistical foundation, Jackson has developed into a leading industrial and distribution center in the state of Tennessee, with particular strength in manufacturing.

Huntsville is the 2nd largest MSA in Alabama and has one of the strongest technology economies in the nation, with over 300 companies performing sophisticated government, commercial and university research.

Our community markets.

We are a leading bank in many of the Tennessee community markets in which we serve. These community markets continue to offer us opportunities to profitably grow our market share. The table below shows our presence, as of June 30, 2016, in the six community markets where we have the largest dollars in deposits. In total, we have over $1.1 billion in deposits in our community markets.

Top FirstBank community markets

Market	FB market rank	FB branches (#)	FB deposits ($mm)	FB deposit market share	Percent of total FB deposits
Lexington	1	6	295	53.6%	11.7%
Huntingdon	2	5	123	24.0%	4.9%
Smithville	2	1	100	26.3%	4.0%
Paris	3	2	99	17.0%	3.9%
Camden	2	2	99	26.9%	3.9%
Crossville	5	1	81	8.0%	3.2%

Note: Market data sourced from SNL Financial as of June 30, 2016. Statistics based on county data.

Market characteristics and mix.

Metropolitan markets.     Our metropolitan markets are characterized by attractive demographics and strong economies and offer substantial opportunity for future growth. We compete in these markets with national and regional banks that currently have the largest market share positions and with community banks primarily focused only on a particular geographic area or business niche. We believe we are well positioned to grow our market penetration among our target clients of small to medium sized businesses and the consumer base working and living in these metropolitan markets. In our experience, such clients demand the product sophistication of a larger bank, but prefer the customer service, relationship focus and local connectivity of a community bank. We believe that our size, product suite and operating model offer us a competitive advantage in these markets versus our smaller competitors, many of which are focused only on specific counties or industries. Our operating model driven by local talent with strong community ties and local authority serves as a key competitive advantage over our larger competitors. We believe that, as a result, we are well positioned to leverage our existing franchise to expand our market share in our metropolitan markets.

Community markets.    Our community markets tend to be more stable throughout various economic cycles, with primarily retail and small business customer opportunities and more limited competition. We believe this leads to an attractive profitability profile and smaller ticket, more granular loan and deposit portfolios. Our community markets are standalone markets and not suburbs of larger markets. We primarily compete in these markets with community banks that have less than $1 billion in total assets. Our strategy is to compete against these smaller community banks by providing a broader and more sophisticated set of products and capabilities while still maintaining our local service model. We believe these markets are being deemphasized by national and regional banks providing us opportunities to hire talented bankers in these communities and gain market share in these community markets.

Market mix.    The charts below show our branch, loan and deposit mix between our metropolitan and community markets as of December 31, 2016.

Branches:	Loans Held for Investment:	Total deposits:

Our competitive strengths

We believe the following strengths provide us with competitive advantages over other banks in our markets and provide us with the necessary foundation to successfully execute our growth strategies.

Depth and experience of senior management team.    We have a deep and experienced senior management team led by our chief executive officer, Christopher Holmes, and chief financial officer, James Gordon. The team, as evidenced by the leaders of our banking markets and mortgage segment, combines long histories at FirstBank with significant market and industry knowledge gained from employment with other successful banks.

In addition to our senior management team, our market leaders have an average tenure of 11 years with us. We believe that we also have depth in our overall management in lending, credit administration, finance, operations and information technology.

Strong growth coupled with profitability.    We have delivered attractive growth and returns since the implementation of our strategic plan designed to leverage our competitive advantages in both metropolitan and community markets in 2012. Our execution of the plan has delivered strong growth, primarily from our Nashville metropolitan strategy and mortgage expansion, coupled with positive returns from our legacy community markets.

Ability to recruit and retain talented people.    The success of our operating model, which depends on local knowledge and decision making, is directly related to our ability to attract and retain talented bankers in each of our markets. We strive to attract and retain these bankers by fostering an entrepreneurial environment, empowering them with local authority and providing them with sufficient infrastructure and resources to support their growth while also providing management with appropriate oversight. We believe that our family culture built around respect, teamwork and empowerment makes us attractive for talented bankers and associates across our geographic footprint. We pride ourselves on being a great place to work, which is evidenced by our recognition as a Top Workplace for 2015 by The Tennessean, Nashville’s principal newspaper. In the Nashville market alone, we have added 18 new bankers since 2012, including the current President of our Middle and East Tennessee region, Allen Oakley, a 33-year banking veteran.

Scalable, decentralized operating model.    We operate each of our markets as individual markets, with an experienced market leader in charge of each market. Each of our market leaders and bankers is empowered to make local decisions up to specified limits approved by the Bank’s board of directors and our senior management team based on experience and track record. We believe that the delivery by our bankers of in-market client decisions, coupled with strong, centralized risk and credit support, allows us to best serve our clients. This operating model has been proven successful in our existing markets and we believe it is highly replicable and scalable. We have a robust infrastructure bolstered by our conversion to a new core processing system in the second quarter of 2016 that can support our model as we grow in existing and new markets either organically or through opportunistic acquisitions.

Disciplined and deliberate risk management.    Risk management is a cornerstone of our culture and is emphasized throughout every area of the organization. Our decentralized operating model is balanced by individual lending authorities based on demonstrated experience and expertise. Larger credit decisions involve credit officers and/or senior management. We have invested in technology to monitor compliance of credits, with our policies. We strive for a balanced loan portfolio taking into consideration borrower and industry concentrations. Our risk management strategy also includes rigorous systems and processes to monitor liquidity, interest rate, operations and compliance risk.

Preferred acquirer.    We have a strong record of adding value through acquisitions and have completed eight bank and three mortgage related acquisitions under our current ownership. Our key operational associates have integration experience with FirstBank and other institutions. We are a disciplined acquirer focused on opportunities that meet our internal return targets, maintain or enhance our earnings per share and add to our strong core deposit franchise. Our long-term personal relationships with many of the bank owners and CEOs in our markets lead to a natural dialogue when they choose to explore a sale of their company. Additionally, we believe that our size and ability to operate effectively in both community and metropolitan markets make us an attractive option to smaller banks seeking an acquirer.

Our business strategy

We believe there are significant growth opportunities across our footprint. Our competitive strengths position us to take advantage of these opportunities to deliver strong growth and attractive returns by focusing on the following core strategies.

Enhance market penetration in metropolitan markets.    In recent years, we have successfully grown our franchise in the Nashville MSA by executing our metropolitan growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch density; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and sophisticated range of products provides us with a competitive advantage over the smaller community banks in the Nashville MSA and our other MSAs. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market. With approximately a 1.6% market share, based on deposits as of June 30, 2016, we are still in the early stage of executing our Nashville growth strategy and intend to continue to efficiently increase our market penetration.

Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets. We implemented these strategies with an initial focus on the Chattanooga MSA. Our acquisition of Northwest Georgia Bank has accelerated our growth and profitability in Chattanooga and, we believe, our proposed acquisition of the Clayton Banks will do the same on a larger scale in the Knoxville MSA.

Pursue opportunistic acquisitions.    While most of our growth has been organic, we have completed nine acquisitions under our current ownership, including our recent acquisition of Northwest Georgia Bank, and have recently entered into a definitive agreement to acquire the Clayton Banks. We pursue acquisition opportunities that meet our internal return targets, enhance market penetration, and possess strong core deposits. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition in metropolitan and community markets throughout Tennessee as well as in attractive contiguous markets in the coming years due to industry trends, such as scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 150 banks with total assets of less than $1 billion. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.

Improve efficiency by leveraging technology and consolidating operations.    We have invested significantly in our bankers, infrastructure and technology in recent years, including our conversion to a new core processing system in the second quarter of 2016, which we believe has created a scalable platform that will support future growth across all of our markets. Our bankers and branches, especially in the Nashville MSA, continue to scale in size and we believe there is capacity to grow our business without adding significantly to our branch network. We plan to continue to invest, as needed, in our technology and business infrastructure to support our future growth and increase operating efficiencies. We intend to leverage these investments to consolidate and centralize our operations and support functions while protecting our decentralized client service model.

Seize opportunities to expand noninterest income.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income by providing our people with the flexibility to take advantage of market opportunities. As part of our strategic focus to grow our noninterest income, we have significantly expanded our mortgage business by hiring experienced loan officers, implementing our consumer direct internet delivery channel in 2014 along with expanding our third party origination business via our correspondent channel in 2016. This has allowed us to continue offering our mortgage clients the personalized attention that is the cornerstone of our Bank. We have also successfully expanded our fee-based businesses to include more robust treasury management and investment services. We intend to continue emphasizing these business lines, which we believe will serve as strong customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.

Products and Services

Banking services

While we operate through two segments, Banking and Mortgage, Banking has been, and is, the cornerstone of our operations and underlying philosophy since our beginnings in 1906. As the third largest Tennessee headquartered bank, we are dedicated to serving the banking needs of businesses, professionals and individuals in our metropolitan and community markets through our community Banking approach of personalized, relationship-based service. We strive to become trusted advisers to our clients and achieve long-term relationships. We deliver a wide range of banking products and services tailored to meet the needs of our clients across our footprint.

Lending activities

Through the Bank, we offer a broad range of lending products to our targeted clients, which includes businesses with up to $250 million in annual revenues, business owners, real estate investors and consumers. Our commercial lending products include working capital lines of credit, equipment loans, owner-occupied and non-owner-occupied real estate construction loans, “mini-perm” real estate term loans, and cash flow loans to a diversified mix of clients, including small and medium sized businesses. Our consumer lending products include first and second residential mortgage loans, home equity lines of credit and consumer installment loans to purchase cars, boats and other recreational vehicles. At December 31, 2016, we had loans held for investment of $1.85 billion. Throughout the following discussion of our banking services we present our loan information as loans excluding loans held for sale.

Lending strategy

Our strategy is to grow our loan portfolio by originating commercial and consumer loans that produce revenues consistent with our financial objectives. Through our operating model and strategies, we seek to be the leading provider of lending products and services in our market areas to our clients. We market our lending products and services to our clients through our high-touch personalized service. As a general practice, we originate substantially all of our loans, but we occasionally participate in syndications, limiting participations to loans originated by lead banks with which we have a close relationship and which share our credit philosophies.

We also actively pursue and maintain a balanced loan portfolio by type, size and location. Our loans are generally secured and supported by personal guarantees.

Loan portfolio mix as of December 31, 2016

Commercial and industrial loans.    Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operational needs and business expansions, including the purchase of capital equipment. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a community bank with long standing ties to the businesses and professionals operating in our market areas, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients. We target high-quality businesses in our markets with a proven track record and up to $250 million in annual revenues. As of December 31, 2016, we had outstanding commercial and industrial loans, of $386.2 million, or 21% of our loan portfolio. Growing our commercial and industrial loan portfolio is an important area of emphasis for us and we intend to continue to grow this portfolio.

Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. As a result, the repayment risk is subject to the ongoing business operations of the borrower. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. Further, commercial and industrial loans may be secured by the collateral described above, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss.

Commercial real estate loans.    Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The total amount of commercial real estate loans outstanding as of December 31, 2016 was $625.2 million or 34% of our loan portfolio. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, churches, assisted living facilities and agricultural based facilities. As of December 31, 2016, $357.3 million of our commercial real estate loan portfolio, or 19% of our loan portfolio, was owner-occupied commercial real estate loans, and $267.9 million of our commercial real estate loan portfolio, or 15% of our loan portfolio, was non-owner occupied commercial real estate loans. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.

With respect to our owner-occupied commercial real estate loans, we target local companies with a proven operating history that tend to be business-operators and professionals within our markets. Owner-occupied real estate loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions.

With respect to our non-owner occupied commercial real estate loans, we target experienced, local real estate developers and investors with whom our bankers have long-standing relationships. Our non-owner occupied commercial real estate loans also tend to involve retail, hotel, office, warehouse, industrial, healthcare, assisted living and mix-used properties. Non-owner occupied real estate loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions.

Commercial real estate loans are often larger and involve greater risks than other types of lending. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect our ability to sell the collateral upon foreclosure without a loss. Furthermore, adverse developments affecting the business operations of the borrowers of our owner-occupied commercial real estate loans could significantly increase the credit risk associated with these loans. Due to the larger average size of commercial real estate loans, we face the risk that losses incurred on a small number of commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

Residential real estate loans.    Our residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held for sale. As of December 31, 2016, the total amount of residential real estate loans outstanding was $517.1, or 28%, of our loan portfolio.

Our 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. We seek to make our 1-4 family mortgage loans to well-qualified homeowners and investors with a proven track record that satisfy our credit and underwriting standards. As of December 31, 2016, our 1-4 family mortgage loans comprised $294.9 million, or 16%, of loans.

Our home equity loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We seek to make our home equity loans to well-qualified borrowers that satisfy our credit and underwriting standards. Our home equity loans as of December 31, 2016 comprised $177.2 million, or 10%, of loans.

Our multi-family residential loans are primarily secured by multi-family properties, primarily apartment and condominium buildings. We seek to make multi-family residential loans to experienced real estate investors with a proven track record. These loans are primarily repaid from the rental payments generated by the multifamily properties. Our multifamily loans as of December 31, 2016 comprised $45.0 million, or 2%, or loans.

We expect to continue to make residential real estate mortgage loans at a similar pace so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Like our commercial real estate loans, our residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. We primarily make our residential real estate loans to qualified individuals and investors in accordance with our real estate lending policies, which detail maximum loan to value ratios and maturities and, as a result, the repayment of these loans are also affected by adverse personal circumstances.

Construction loans.    Our construction real estate loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. We target experienced local developers primarily focused on multifamily, hospitality, commercial building, retail and warehouse developments. These loans typically are disbursed as construction progresses and carry variable interest rates for commercial loans and fixed rates for consumer loans. As of December 31, 2016, the outstanding balance of our construction loans was $245.9 million, or 13% of our loan portfolio. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets.

Construction loans carry a high risk because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest. Moreover, these loans are typically based on future estimates of value and economic circumstances, which may differ from actual results or be affected by unforeseen events. If the actual circumstances differ from the estimates made at the time of approval of these loans, we face the risk of having inadequate security for the repayment of the loan. Further, these loans are typically secured by the underlying development and even if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Consumer and other loans.    We offer a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Our consumer loans typically are part of an overall client relationship designed to support the individual consumer borrowing needs of our commercial loan and deposit clients, and are well diversified across our markets. As of December 31, 2016, we had outstanding $74.3 million of consumer and other loans, excluding residential real estate loans, representing 4% of our loan portfolio. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. The repayment of consumer loans is dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation.

Deposits and other banking services

We offer a full range of transaction and interest bearing depository products and services to meet the demands of each segment within our client base. Our target segments include consumer, small business, and corporate entities. We solicit deposits from these target segments through our local bankers, sophisticated product offering and our brand-awareness initiatives, such as our community focused marketing and high-visibility branch locations. We offer demand, negotiable order of withdrawal, money market, certificates of deposit, municipal and savings accounts. To complement our account offerings, we also have in place technology to support electronic banking activities, including consumer online banking and mobile banking. In addition to these electronic banking activities, we make deposit services accessible to our clients by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. Our commercial clients are served by a well-developed cash management technology platform.

The following charts show our deposit composition as of December 31, 2016, as well as the growth of our noninterest bearing deposits as a percentage of total deposits and the resulting improvement in our cost of deposits since 2012.

Deposit mix as of December 31, 2016	Noninterest bearing deposit and cost of deposits

The growth of low-cost deposits is an important aspect of our strategic plan, and we believe it is a significant driver of our value. The primary driver of our noninterest bearing deposit growth has been our ability to acquire new commercial clients. This has resulted from the addition of relationship bankers in our Nashville market, improved technology in the cash management area, and the addition of experienced cash management sales and operational specialists. Our cash management product offering includes a well-developed online banking platform complimented by a host of ancillary services including lockbox remittance processing, remote check deposit capture, remote cash capture, fraud protection services, armored car services, commercial and business card products, and merchant processing solutions.

Our consumer offering is anchored on our Rewards based checking product where we currently hold over $254 million in deposit balances in approximately 31,000 accounts. The Rewards checking product incents our clients to use their FirstBank debit card as a primary method of payment at point of sale, utilize online and mobile banking, electronic bill pay, direct deposit, and receive electronic statements. When meeting certain criteria, clients receive a premium interest rate on balances. The bank benefits from higher interchange revenue, lower expense on a per account basis as compared to traditional products, and better client retention.

The coupling of these strategies delivered through our relationship-based sales model has allowed us to grow noninterest bearing deposits and noninterest income without expanding our account level fee structure. This differentiating approach has set us apart from national and regional competitors and has built loyalty and satisfaction within our client segments.

Mortgage banking services

We offer full-service residential mortgage products and services through our bank branches, our mortgage offices strategically located throughout the southeastern United States both in and outside our community banking footprint and our internet delivery channel. We also offer smaller community banks and mortgage companies a host of diverse, third-party mortgage services. Our mortgage business has a strong track record of profitability and growth driven by our experienced mortgage executive team, diversified distribution channels and correspondent relationships with other community banks and mortgage companies.

While we have always offered, and continue to offer, home mortgage loans to retail customers through our bank branches, we began the expansion and diversification of our mortgage business beyond our traditional bank branch channel in 2010 by opening loan production offices in certain Tennessee markets in an effort to take advantage of attractive opportunities to grow our mortgage revenues and attract new customers to the Bank. We continued this expansion in 2011 with the acquisition of the assets and certain employees of Henger Rast Mortgage, with loan production offices in Alabama and Georgia, and the acquisition of our third party origination group in Greer, South Carolina. We also opened additional mortgage offices outside of our community banking footprint in strategically located markets across the Southeast and continued to hire experienced loan officers across our footprint. In 2014, we started our internet delivery channel to target clients across the nation and to compete against online mortgage providers. In the first quarter of 2016, we acquired certain assets of Finance of America Mortgage LLC, further expanding our third party origination channel. As a result of these initiatives, we have expanded our mortgage banking business beyond the traditional home mortgage loans offered by our bank branches and now offer our residential mortgage products and services and third party mortgage services through four diverse delivery channels: (1) Retail Mortgage, which provides residential mortgages to consumers in the Southeast primarily through our bank branches and mortgage offices; (2) Third Party Origination consisting of both correspondent and wholesale lending, which provides mortgage processing and resale services to smaller banks and mortgage companies in Tennessee and other states nationally. (3) ConsumerDirect, which provides residential mortgages on a national basis via internet channels; and (4) Reverse Mortgage, which provides reverse mortgage products to clients in Tennessee, Alabama, Georgia, and other states nationally.

The residential mortgage products and services originated in our community banking footprint and related revenues and expenses are included in our Banking segment while the residential mortgage products and services originated outside of our community banking footprint and related revenues and expenses are included in our Mortgage segment. The Mortgage segment also includes our ConsumerDirect internet delivery channels, our Third Party Origination group and our mortgage servicing activities.

We intend to continue to take advantage of opportunities to grow our mortgage business as they present themselves, including by continuing to expand our mortgage business outside of our community banking footprint, improving the client experience through an enhanced fulfillment process, attracting experienced loan officers and improving profitability through centralized efficiencies and our capital markets execution. We have successfully enhanced our ConsumerDirect internet delivery channel over the past year by expanding our call center operations in North Carolina and increasing our marketing of this channel.  Additionally, we established a correspondent lending delivery channel during the year, which will be a continued focus of future growth in 2017. We have managed to grow our mortgage business while maintaining a high-degree of scalability to control costs in the event of a downturn in our mortgage business. Our mortgage loan office leases are primarily short-term in nature and over 60% of our mortgage-related compensation is in the form of variable compensation. Our mortgage business offers attractive cross-selling opportunities for our consumer banking products through the origination process and our mortgage servicing book.

We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors and our internal policies. Mortgage loans are subject to the same uniform lending policies referenced below and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 745 during the year ended December 31, 2016.

The residential mortgage industry is highly competitive and we compete with other community banks, regional banks, national banks, credit unions, mortgage companies, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to face industry-wide competitive pressures related to changing market conditions that will reduce our pricing margins and mortgage revenues generally, especially in a rising rate environment.

Our mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, declines in rising interest rate environments. We experienced historically low interest rates and record high interest rate lock volume through the third quarter of 2016, which began to decline in the fourth quarter of 2016 due to rising rates. While we have not yet experienced a slowdown in our mortgage origination volume, due in part to our expansion of our mortgage banking business, our mortgage origination volume could be materially and adversely affected by rising interest rates and we expect to see declining origination volume in 2017 within the industry.

During the year ended December 31, 2016, we originated $4.7 billion of mortgage loans, with 41% of these loans being purchase money mortgage loans. Please see below for a breakdown of our mortgage originations by distribution channel since 2013 and by product type in 2016:

Originations by line of business ($ in millions)

Originations by product type (year ended December 31, 2016)

Note: Conv = Conventional; VA = Veterans Affairs; USDA = USDA Rural Housing Mortgage; FHA = Federal Housing Administration

Investment services

The Bank provides our individual clients access to investment services offered by INVEST Financial Corporation, an independent third-party broker-dealer that maintains offices in 38 of our bank branches. A full range of investment choices is available through INVEST for our clients, including equities, mutual funds, bonds, tax-exempt municipals, and annuities, as well as money management consultation. Life insurance products are also offered to our clients through FirstBank Insurance, Inc., a wholly-owned insurance agency. We also offer our business clients group retirement plan advisory services. We primarily market these services to retirees or pre-retirees with a minimum of $100,000 of investable assets, high income professionals earning more than $200,000 and businesses with group retirements plans that have more than $1 million in assets. We earn noninterest income from the investment and life insurance sales arrangements.

Risk management

General

Our operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. Our risk culture is supported by investments in the right people and technologies to protect our business. Our board of directors and the Bank’s board of directors are ultimately responsible for overseeing risk management at the holding company and bank, respectively. We have a Chief Risk Officer who oversees risk management across our business (including the Bank) and reports directly to our Chief Executive Officer. Our board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including legal, IT, audit, compliance, capital markets and information and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.

Our credit policies support our goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. We maintain a risk management infrastructure that includes local authority, centralized policymaking and a strong system of checks and balances. The fundamental principles of our credit policy and procedures are to maintain credit quality standards, which enhance our long-term value to our clients, associates, shareholders and communities. Our loan policies provide our bankers with a sufficient degree of flexibility to permit them to deliver responsive and effective lending solutions to our clients while maintaining appropriate credit quality. Furthermore, our bankers and associates are hired for the long-term and they are incentivized to focus on long-term credit quality. Since lending represents credit risk exposure, the Bank’s board of directors and its duly appointed committees seek to ensure that the Bank maintains appropriate credit quality standards. We have established oversight committees to administer the loan portfolio and monitor credit risk. These committees include our audit committee and credit committee, and they meet at least quarterly to review the lending activities of the Bank.

Credit concentration

Diversification of risk is a key factor in prudent asset management. Our loan portfolio is balanced between our metropolitan and community markets and by type, thereby diversifying our loan concentration. Our granular loan portfolio reflects a balanced mix of consumer and commercial clients across these markets that we think provides a natural hedge to industry and market cycles. In addition, risk from concentration is actively managed by management and reviewed by the board of directors of the Bank, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against policy limits. These limits are reviewed as part of our periodic review of the loan policy. Loan concentration levels are monitored by the credit administration department and reported to the board of directors of the Bank.

Loan approval process

The loan approval process at the Bank is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. Our localized decision making is reinforced through a centralized review process supported by technology that monitors credits to ensure compliance with our credit policies. Our loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to our individual bankers, market presidents, credit officers, senior management and credit committee. The Bank’s board of directors establishes the maximum lending limits at each level and our senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. We believe that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for our market presidents and credit officers allows us to provide prompt and appropriate responses to our clients while still allowing for the appropriate level of oversight.

As a relationship-oriented lender, rather than transaction-oriented lender, substantially all of our loans are made to borrowers or relationships located or operating in our market area. This provides us with better understanding of their business, creditworthiness and the economic conditions in their market and industry. Furthermore, our associates are held accountable for all of their decisions, which effectively aligns their incentives to reflect appropriate risk management.

In considering loans, we follow the conservative underwriting principles set forth in our loan policy with a primary focus on the following factors:

•	a relationship with our clients that provides us with a thorough understanding of their financial condition and ability to repay the loan;

•	verification that the primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	adherence to appropriate loan to value guidelines for real estate secured loans;

•	targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and

•	proper documentation of loans, including perfected liens on collateral.

As part of the approval process for any given loan, we seek to minimize risk in a variety of ways, including the following:

•	analysis of the borrower’s and/or guarantor’s financial condition, cash flow, liquidity, and leverage;

•	assessment of the project’s operating history, operating projections, location and condition;

•	review of appraisals, title commitment and environmental reports;

•	consideration of the management’s experience and financial strength of the principals of the borrower; and

•	understanding economic trends and industry conditions.

The board of directors of the Bank reviews and approves loan policy changes, monitors loan portfolio trends and credit trends, and reviews and approves loan transactions that exceed management thresholds as set forth in our loan policies. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the Bank’s senior management. We believe that our loan approval process provides for thorough internal controls, underwriting, and decision making.

Lending limits

The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. The Bank is a Tennessee chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Tennessee. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2016, the Bank’s legal lending limits were approximately $42 million (15%) and $71 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. For example, we have lending limits related to maximum borrower, industry and certain types of commercial real estate exposures.

Enterprise risk management

We maintain an enterprise risk management program that helps us to identify, manage, monitor and control potential risks that may affect us, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. Our operating model demands a strong risk culture built to address the multiple areas of risk we face, and our risk management strategy is supported by significant investments in the right people and technologies to protect the organization.

Our comprehensive risk management framework and risk identification is a continuous process and occurs at both the transaction level and the portfolio level. While our local bankers and associates support our day-to-day risk practices, management seeks to identify interdependencies and correlations across portfolios and lines of business that may amplify risk exposure through a thorough centralized review process. Risk measurement helps us to control and monitor risk levels and is based on the sophistication of the risk measurement tools used to reflect the complexity and levels of assumed risk. We monitor risks and ensure compliance with our risk policies by timely reviewing risk positions and exceptions, investing in the technology to monitor credits, requiring senior management authority sign-off on larger credit requests and granting credit authority to bankers and officers based on demonstrated experience and expertise. This monitoring process ensures that management’s decisions are implemented for all geographies, products and legal entities.

We control risks through limits that are communicated through policies, standards, procedures and processes that define responsibility and authority. Such limits serve as a means to control exposures to the various risks associated with our activities, and are meaningful management tools that can be adjusted if conditions or risk tolerances change. In addition, we maintain a process to authorize exceptions or changes to risk limits when warranted. These risk management practices help to ensure effective reporting, compliance with all laws, rules and regulations, avoid damage to our reputation and related consequences, and attain our strategic goals while avoiding pitfalls and surprises along the way.

The board of directors of the Bank approves policies that set operational standards and risk limits, and any changes require approval by the Bank’s board of directors. Management is responsible for the implementation, integrity and maintenance of our risk management systems ensuring the directives are implemented and administered in compliance with the approved policy. Our Chief Risk Officer supervises the overall management of our risk management program, reports to management and yet also retains independent access to the Bank’s board of directors.

Credit risk management

Credit risk management is a key component of our risk management program. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to our credit policies as required, and we also track and address technical exceptions.

Each loan officer has the primary responsibility for appropriately risk rating each commercial loan that is made. In addition, our credit administration department is responsible for the ongoing monitoring of loan portfolio performance through the review of ongoing financial reports, loan officer reports, audit reviews and exception reporting and concentration analysis. This monitoring process also includes an ongoing review of loan risk ratings and management of our allowance for loan losses. We have a Chief Credit Officer responsible for maintaining the integrity of our portfolio within the parameters of the credit policy. We utilize a risk grading system that enables management to differentiate individual loan quality and forecast future profitability and portfolio loss potential.

We assign a credit risk rating at the time a commercial loan is made and adjust it promptly as conditions warrant. Portfolio monitoring systems allow management to proactively assess risk and make decisions that will minimize the impact of negative developments. We promote open communication to minimize or eliminate surprises. Successful credit management is achieved by lenders consistently meeting with clients and reviewing their financial conditions regularly. This enables both the recognition of future opportunities and potential weaknesses early.

The Bank’s board of directors supports a strong loan review program and is committed to its effectiveness as part of the independent process of assessing our lending activities. We have communicated to our credit and lending staff that the identification of emerging problem loans begins with the lending personnel knowing their client and, supported by credit personnel, actively monitoring their client relationships. The loan review process is meant to augment this active management of client relationships and to provide an independent and broad-based look into our lending activities. We believe that our strong client relationships support our ability to identify potential deterioration of our credits at an early stage enabling us to address these issues early on to minimize potential losses.

We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms that report to the board of directors of the Bank to ensure independence and objectivity. The examinations performed by the loan review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each review, the loan review department provides management and the board of directors with a report that summarizes the findings of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.

When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Furthermore, we are committed to collecting on all of our loans and, as a result, at times have lower net charge-offs compared to our peer banks. This practice can result in us carrying higher nonperforming assets on our books than our peers, however, our nonperforming assets in recent years have been lower than peers due to strong asset quality.  Our commitment to collecting on all of our loans, coupled with our knowledge of our borrowers, sometimes results in higher loan recoveries. We believe that we are well reserved for losses resulting from our non-performing assets.

Liquidity and interest rate risk management

Our liquidity planning framework is focused on ensuring the lowest cost of funding available and planning for unpredictable funding circumstances. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We are particularly focused on gathering core deposits to fund our balance sheet growth and have successfully lowered our cost of total deposits since 2012. The following chart shows our simple funding structure as of December 31, 2016.

Funding structure as of December 31, 2016

In addition, we monitor our liquidity risk by adopting policies to define potential liquidity problems, reviewing and maintaining an updated liquidity contingency plan and providing a prudent capital structure consistent with our credit standing and plans for strategic growth.

Our interest risk management system is overseen by our board of directors, who has the authority to approve acceptable rate risk levels. Our board of directors has established the Asset Liability Committee to ensure appropriate risk appetite by requiring:

•	quarterly testing of interest rate risk exposure,
•	proactive risk identification and measurement,
•	quarterly risk presentations by senior management, and
•	independent review of the risk management process.

Competition

We conduct our core banking operations primarily in Tennessee and compete in the commercial banking industry solely through our wholly-owned banking subsidiary, FirstBank. The banking industry is highly competitive, and we experience competition in our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, online mortgage lenders, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Furthermore, the Tennessee market has grown increasingly competitive in recent years with a number of banks entering this market, with a primary focus on the state’s metropolitan markets. We believe this trend will continue as banks look to gain a foothold in this growing market. This trend will result in greater competition primarily in our metropolitan markets. However, we firmly believe that our market position and client-focused operating model enhances our ability to attract and retain clients.

See “Our markets” in this section above for a further discussion of the markets we compete in and the competitive landscape in these markets.

Our associates

As of December 31, 2016, we had 1,067 full-time associates and 41 part-time associates. We pride ourselves on maintaining good relations with our associates.

Information technology systems

We have recently made and continue to make significant investments in our technology platforms. In 2014 we completed an upgrade to our consumer online banking, mobile and voice platforms deploying competitive technology to support consumer self-service banking behavior. During 2015, we completed the installation of a dedicated commercial cash management platform that is configurable at a client segment level supporting a broad range of client needs. We also developed a commercial mobile and tablet app that we launched in late 2016.

During the second quarter of 2016, we successfully converted our core operating platform to the Jack Henry Silverlake platform. This core conversion includes the replacement of our core, teller platform, loan and deposit platforms, as well as a number of other ancillary systems. We believe that the automation and integration improvements that will result from this core conversation will create a scalable and efficient operations function. Additionally, we believe this positions us to offer new products and services that will improve our overall customer experience and enhance our ability to attract new households.

Supervision and regulation

The following is a general summary of the material aspects of certain statutes and regulations applicable to FB Financial Corporation and FirstBank. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and financial results.

General

As a registered bank holding company, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, or Federal Reserve, under the BHCA. In addition, as a Tennessee state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to primary regulation, supervision, and examination by the Federal Deposit Insurance Corporation, or FDIC, and the Bank’s state banking regulator, the Tennessee Department of Financial Institutions, or TDFI. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our capital stock.

Changes as a result of the Dodd-Frank Act

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the regulatory framework under which the Company and the Bank operate has changed. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing issues including, among others, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, lending limits, mortgage lending practices, registration of investment advisers and changes among the bank regulatory agencies. In particular, portions of the Dodd-Frank Act that affected us and the Bank include, but are not limited to:

•

The Dodd-Frank Act created the CFPB, a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services. The authority to examine depository institutions with $10.0 billion or less in assets, such as the Bank, for compliance with federal consumer laws remained largely with the Bank’s primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. While the CFPB does not have direct supervisory authority over the Company or the Bank, it nevertheless has important rulemaking, examination and enforcement authority with regard to consumer financial products and services.

•

The Dodd-Frank Act imposed new duties on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.

•

The Dodd-Frank Act’s Volcker Rule substantially restricted proprietary trading and investments in hedge funds or private equity funds and requires banking entities to implement compliance programs, as described further under “Other Dodd-Frank Act reforms : Volcker Rule” below.

•

Other provisions, including but not limited to: new limitations on federal preemption; application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital ; changes to the assessment base for deposit insurance premiums; permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000 limit for federal deposit insurance; repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses; requirement that sponsors of asset-backed securities retain a percentage of the credit risk of the assets underlying the securities; requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating credit worthiness.

The list above is not exhaustive. It reflects our current assessment of the Dodd-Frank Act provisions and implementing rules that are reasonably possible to have a substantial impact on us in the future.

Holding company regulation

As a regulated bank holding company, we are subject to various laws and regulations that affect our business. These laws and regulations, among other matters, prescribe minimum capital requirements, limit transactions with affiliates, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things.

Permitted activities

Under the Bank Holding Company Act of 1956, as amended, a bank holding company that is not a financial holding company, as discussed below, is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case, subject to certain conditions and restrictions and prior approval of the Federal Reserve):

•	banking or managing or controlling banks:

•	furnishing services to or performing services for our subsidiaries:

•	any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a nonbank depository institution, such as savings association;

•	performing trust company functions;

•	conducting financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

•	issuing and selling money orders and similar consumer-type payment instruments.

While the Federal Reserve has found these activities in the past acceptable for other bank holding companies, the Federal Reserve may not allow us to conduct any or all of these activities, which are reviewed by the Federal Reserve on a case by case basis upon application by a bank holding company.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries. Under the BHCA, as amended by the Gramm-Leach-Bliley Act, or GLBA, a bank holding company may also file an election with the Federal Reserve to become a financial holding company and engage in an expanded list of financial activities in addition to those described above, subject to certain eligibility requirements, including but not limited to the requirement that the bank holding company be both “well capitalized” and “well managed”, as defined in the BHCA and implementing regulations. The Company has not made an election to become a financial holding company.

Acquisitions subject to prior regulatory approval

The BHCA requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company, savings and loan holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company, savings and loan holding company or savings association, or to merge or consolidate with any bank holding company.

Under the BHCA, if “well capitalized” and “well managed”, as defined under the BHCA and implementing regulations, we or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well-capitalized and well-managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for at least three years.

Bank holding company obligations to bank subsidiaries

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require us to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan, as described further under “Bank regulation-: Capitalization levels and prompt corrective action” below. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

Restrictions on bank holding company dividends.

The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators (in the case of the Bank, the FDIC) may choose to require prior Federal Reserve approval for any capital distribution by the bank holding company. For more information, see “Bank regulation: Capitalization levels and prompt corrective action.”

In addition, since our legal entity is separate and distinct from the Bank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions as described below in “Bank regulation: Bank dividends.”

Under Tennessee law, we are not permitted to pay cash dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our current and prospective capital, liquidity, and other needs.

U.S. Basel III capital rules

In July 2013, federal banking regulators, including the Federal Reserve and the FDIC, adopted the U.S. Basel Capital Rules implementing many aspects of the Basel III Capital Standards.

The U.S. Basel III Capital Rules apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The requirements in the U.S. Basel III Capital Rules started to phase in on January 1, 2015, for many covered banking organizations, including the Company and the Bank. The requirements in the U.S. Basel III Capital Rules will be fully phased in by January 1, 2019.

The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose the following minimum capital requirements applicable to us and the Bank:

•	a common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements); and

•	a leverage ratio of 4%.

•	a new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

Under the U.S. Basel III Capital Rules, Tier 1 Capital is defined to include two components: common equity Tier 1 Capital and additional Tier 1 Capital. The highest form of capital, Common Equity Tier 1 Capital, or CET1 Capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 Capital includes other perpetual instruments historically included in Tier 1 Capital, such as non-cumulative perpetual preferred stock.

The rules permit bank holding companies with less than $15.0 billion in total consolidated assets, such as us, to continue to include trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital, but not in CET1 Capital, subject to certain restrictions. Tier 2 Capital consists of instruments that currently qualify in Tier 2 Capital plus instruments that the rule has disqualified from Tier 1 Capital treatment. We have outstanding trust-preferred securities, issued as debt securities. The first issue was for $21,000,000 (21,000 securities priced at $1,000 each) plus $650,000 in the related common securities, and the second issue was for $9,000,000 (9,000 securities priced at $1,000 each) plus $280,000 in the related common securities.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (Common Equity Tier 1, Tier 1 Capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The U.S. Basel III Capital Standards require certain deductions from or adjustments to capital. As a result, deductions from CET1 Capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company; the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions are required from different levels of capital. The U.S. Basel III Capital Rules also increase the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150% rather than the current 100%.

Additionally, the U.S. Basel III Capital Standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of CET1 Capital must be deducted from CET1 Capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of CET1 Capital must be deducted from CET1 Capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income, or AOCI, is presumptively included in CET1 Capital and often would operate to reduce this category of capital. The U.S. Basel III Capital Rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out. The rules also have the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in CET1 Capital, equity exposures, and claims on securities firms, which are used in the denominator of the three risk-based capital ratios.

When fully phased in on January 1, 2019, the U.S. Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 Capital to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 Capital to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 Capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 Capital ratio of 8.5%, (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 Capital to average assets. Management believes that the Company and the Bank would meet all capital adequacy requirements under the U.S. Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

The U.S. Basel III Capital Rules also make important changes to the “prompt corrective action” framework discussed below in “Bank regulation: Capitalization levels and prompt corrective action.”

Restrictions on affiliate transactions

See “Bank regulation: Restrictions on transactions with affiliates” below.

Compensation and risk management

In 2010, the federal banking agencies issued guidance to regulated banks and bank holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. Further, the federal banking regulators re-proposed rules that would prohibit incentive compensation arrangements that would encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss, and include certain prescribed standards for governance and risk management for incentive compensation for institutions, such as us, that have over $1 billion in consolidated assets.

Bank regulation

The Bank is a banking institution that is chartered by and headquartered in the State of Tennessee, and it is subject to supervision and regulation by the TDFI and the FDIC. The TDFI supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency, which periodically examines the Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

As a state-chartered banking institution in the State of Tennessee, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of the Bank’s clients. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, generally prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. The Bank is also subject to various requirements and restrictions under federal and state law, including but not limited to requirements to maintain reserves against deposits, lending limits, limitations on branching activities, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

Capital adequacy

See “Holding company regulation: U.S. Basel III capital rules.”

Capitalization levels and prompt corrective action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized insured depository institution is one (i) having a total risk-based capital ratio of 10 percent or greater, (ii) having a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) having a CET1 capital ratio of 6.5 percent or greater, (iv) having a leverage capital ratio of 5 percent or greater and (v) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, or FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (iv) prohibiting the acceptance of deposits from correspondent banks; (v) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vi) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

As of December 31, 2016, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.

Bank reserves

The Federal Reserve requires all depository institutions, even if not members of the Federal Reserve System, to maintain reserves against some transaction accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Bank dividends

The FDIC prohibits any distribution that would result in the bank being “undercapitalized” (<4% leverage, <4.5% CET1 Risk-Based, <6% Tier 1 Risk-Based, or <8% Total Risk-Based). Tennessee law places restrictions on the declaration of dividends by state chartered banks to their shareholders, including, but not limited to, that the board of directors of a Tennessee-chartered bank may only make a dividend from the surplus profits arising from the business of the bank, and may not declare dividends in any calendar year that exceeds the total of its retained net income of that year combined with its retained net income of the preceding two (2) years without the prior approval of the TDFI commissioner. Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

Insurance of accounts and other assessments

The Bank pays deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was .615 (annual) basis points for all four quarters in 2014, .590 (annual) basis points for all four quarters in 2015 and .560 (annual) basis points for all four quarters in 2016.  These assessments will continue until the FICO bonds mature in 2017 through 2019.

Restrictions on transactions with affiliates

The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank, and, in our case, includes, among others, The Company as well as the various business entities controlled by our Executive Chairman, James W. Ayers. Accordingly, transactions between the Bank, on the one hand, and the Company or Mr. Ayers or any of his affiliates, on the other hand, will be subject to a number of restrictions, including restrictions relating to extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or Mr. Ayers or other affiliates from borrowing from the Bank unless the loans are secured by specified collateral of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other non-banking affiliate are limited, individually, to ten percent (10%) of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to twenty percent (20%) of the Bank’s capital and surplus.

All such transactions must be on terms that are no less favorable to the Bank than those that would be available from nonaffiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Financial subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2016, the Bank did not have any financial subsidiaries.

Loans to insiders

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which the Bank refers to as “10% Shareholders,” or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and their corresponding regulations, which are commonly referred to as Regulation O. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Regulation O prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Change in control

We are a bank holding company regulated by the Federal Reserve. Subject to certain exceptions, the Change in Bank Control Act, or (“CIBCA”), and its implementing regulations require that any individual or company acquiring “control” of a bank or bank holding company, either directly or indirectly, give the Federal Reserve 60 days’ prior written notice of the proposed acquisition. If within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition, extended the period for an additional period up to 90 days or requested additional information, the acquisition may proceed. An acquisition may be made before expiration of the disapproval period if the Federal Reserve issues written notice that it intends not to disapprove the acquisition. Acquisition of 25 percent or more of any class of voting securities constitutes control, and it is generally presumed for purposes of the CIBCA that the acquisition of 10 percent or more of any class of voting securities would constitute the acquisition of control, although such a presumption of control may be rebutted.

Also, under the CIBCA, the shareholdings of individuals and companies that are deemed to be “acting in concert” would be aggregated for purposes of determining whether such holders “control” a bank or bank holding company. “Acting in concert” under the CIBCA generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a bank holding company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Many factors can lead to a rebuttable presumption of acting in concert, including where: (i) the shareholders are commonly controlled or managed; (ii) the shareholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the shareholders are immediate family members; or (iv) both a shareholder and a controlling shareholder, partner, trustee or management official of such shareholder own equity in the bank or bank holding company.

Furthermore, under the BHCA and its implementing regulations, and subject to certain exceptions, any company would be required to obtain Federal Reserve approval prior to obtaining control of a bank or bank holding company. Control under the BHCA exists where a company acquires 25 percent or more of any class of voting securities, has the ability to elect a majority of a bank holding company’s directors, is found to exercise a “controlling influence” over a bank or bank holding company’s management and policies, and in certain other circumstances. There is a presumption of non-control for any holder of less than 5% of any class of voting securities. In addition, in 2008 the Federal Reserve issued a policy statement on equity investments in banks and bank holding companies, which sets out circumstances under which a minority investor would not be deemed to control a bank or bank holding company for purposes of the BHCA. Among other things, the 2008 policy statement permits a minority investor to hold up to 24.9% (or 33.3% under certain circumstances) of the total equity (voting and non-voting combined) and have at least one representative on the company’s board of directors (with two directors permitted under certain circumstances).

Community Reinvestment Act

The Community Reinvestment Act, or CRA, and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay, block or impose conditions on the transaction. The Bank received a satisfactory rating on its most recent CRA assessment.

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Riegle-Neal Act, provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. Previously, under the Riegle-Neal Act, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act amended the Riegle-Neal legal framework for interstate branching to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Under current Tennessee law, our bank may open branch offices throughout Tennessee with the prior approval of the TDFI. All branching remains subject to applicable regulatory approval and adherence to applicable legal requirements.

Anti-money laundering and economic sanctions

The USA PATRIOT Act provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the BSA, the USA PATRIOT Act imposed new requirements that obligate financial institutions, such as banks, to take certain steps to control the risks associated with money laundering and terrorist financing.

Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each client upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of the Bank’s anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each client. To make this determination, among other things, the financial institution must collect certain information from clients at the time they enter into the client relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all clients must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that United States entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders and Acts of Congress. Currently, OFAC administers and enforces comprehensive U.S. economic sanctions programs against certain specified countries/regions. In addition to the country/region-wide sanctions programs, OFAC also administers complete embargoes against individuals and entities identified on OFAC’s list of Specially Designated Nationals and Blocked Persons (“SDN List”). The SDN List includes over 7000 parties that are located in many jurisdictions throughout the world, including in the United States and Europe. The Bank is responsible for determining whether any potential and/or existing clients appear on the SDN List or are owned or controlled by a person on the SDN List. If any client appears on the SDN List or is owned or controlled by a person or entity on the SDN List, such client’s account must be placed on hold and a blocking or rejection report, as appropriate and if required, must be filed within 10 business days with OFAC. In addition, if a client is a citizen of, has provided an address in, or is organized under the laws of any country or region for which OFAC maintains a comprehensive sanctions program, the Bank must take certain actions with respect to such clients as dictated under the relevant OFAC sanctions program. The Bank must maintain compliance with OFAC by implementing appropriate policies and procedures and by establishing a recordkeeping system that is reasonably appropriate to administer the Bank’s compliance program. The Bank has adopted policies, procedures and controls to comply with the BSA, the USA PATRIOT Act and OFAC regulations.

Regulatory enforcement authority

Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees and agents. In general, these enforcement actions may be initiated for violations of laws, regulations and orders of regulatory authorities, or unsafe or unsound practices. Other actions or inactions, including filing false, misleading or untimely reports with regulatory authorities, may provide the basis for enforcement action. When issued by a banking regulator, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency.

Federal home loan bank system

The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks (“FHLBs”). Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.

As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Cincinnati under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2016, the Bank was in compliance with this requirement.

Privacy and data security

Under the GLBA, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The GLBA also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach.

Consumer laws and regulations

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

Rulemaking authority for these and other consumer financial protection laws transferred from the prudential regulators to the CFPB on July 21, 2011. In some cases, regulators such as the Federal Trade Commission and the U.S. Department of Justice also retain certain rulemaking or enforcement authority. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”), and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority. In addition, consumer compliance examination authority remains with the prudential regulators for smaller depository institutions ($10 billion or less in total assets).

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt-to-income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

Other Dodd-Frank Act reforms

Volcker Rule

The Volcker Rule generally prohibits a “banking entity” (which includes any insured depository institution, such as the Bank, or any affiliate or subsidiary of such depository institution, such as the Company) from (i) engaging in proprietary trading and (ii) acquiring or retaining any ownership interest in, sponsoring, or engaging in certain transactions with, a “covered fund”. Both the proprietary trading and covered fund-related prohibitions are subject to a number of exemptions and exclusions. The final regulations contain exemptions for, among others, market making, risk-mitigating hedging, underwriting, and trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. In addition, the final regulations impose significant compliance and reporting obligations on banking entities.

Banking entities were required to conform their proprietary trading activities and investments in and relationships with covered funds that were in place after December 31, 2013 by July 21, 2015. For those banking entities whose investments in and relationships with covered funds were in place prior to December 31, 2013 (“legacy covered funds”), the Volcker Rule conformance period was recently extended by the Federal Reserve to July 21, 2017 for such legacy covered funds. In addition, the Federal Reserve has also indicated its intention to grant two additional one-year extensions of the conformance period to July 21, 2017, for banking entities to conform ownership interests in and sponsorship of activities of collateralized loan obligations, or CLOs, that are backed in part by non-loan assets and that were in place as of December 31, 2013.

Executive compensation and corporate governance

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Future legislative developments

Various legislative acts are from time to time introduced in Congress and the Tennessee legislature. This legislation may change banking statutes and the environment in which we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have our financial condition or results of operations.

Available Information

Our website address is www.firstbankonline.com. We file or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and annual reports to shareholders, and from time to time, amendments to these documents and other documents called for by the SEC. The reports and other documents filed with or furnished to the SEC are available to investors on or through our website at investors.firstbankonline.com under the heading “Stock & Filings” and then under “SEC Filings.” These reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with the SEC.

In addition to our website, you may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information we file electronically with the SEC at www.sec.gov.

ITEM 1A - Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks related to our business

Our business concentration in Tennessee imposes risks resulting from any regional or local economic downturn affecting Tennessee, and if we do not effectively manage our asset quality and credit risk, we would experience loan losses which could have a material adverse effect on our financial condition and results of operation.

We conduct our banking operations primarily in Tennessee as a significant majority of the loans in our loan portfolio as of December 31, 2016 were secured by properties and collateral located in Tennessee. Likewise, as of such date, approximately 88% of the loans in our loan portfolio were made to borrowers who live and/or primarily conduct business in Tennessee. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Tennessee or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

In addition, making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Tennessee (particularly the Nashville MSA), specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2016, approximately 73% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition, results of operations and cash flows.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2016, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied)—34%; commercial and industrial—21%; and construction—13%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2016, we had 19 relationships with over $10 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan losses, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us.

Non-owner occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Commercial and industrial loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (i) they depreciate over time, (ii) they are difficult to appraise and liquidate, and (iii) they fluctuate in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction or development equals or exceeds the cost of the property construction or development (including interest), the availability of permanent take-out financing and the builder’s ability to ultimately sell the property. During the construction or development phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate loans, commercial and industrial loans and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

We also make both secured and unsecured loans to our commercial clients. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment or other assets owned by the borrower or may include a personal guaranty of the business owner. Unsecured loans generally involve a higher degree of risk of loss than do secure loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Because of this lack of collateral, we are limited in our ability to collect on defaulted unsecured loans. Furthermore, the collateral that secures our secured commercial and industrial loans typically includes inventory, accounts receivable and equipment, which if the business is unsuccessful, usually has a value that is insufficient to satisfy the loan without a loss.

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. In the future, we could become subject to claims based on this or other evolving legal theories.

Our success is largely dependent upon our ability to successfully execute our business strategy and if we are unable to successfully execute our business strategy, our business, growth prospects and financial results and operations could be materially and adversely impaired.

Our success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things:

•	attract and retain experienced and talented bankers in each of our markets;
•	maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;
•	enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets;
•	improve our operating efficiency;
•	implement new technologies to enhance the client experience, keep pace with our competitors and improve efficiency;
•	identify attractive acquisition targets, consummate such acquisitions on favorable terms and successfully integrate acquired businesses;
•	attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•	attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
•	originate conforming residential mortgage loans for resale into secondary markets to provide mortgage banking income;
•	maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations;
•	obtain federal and state regulatory approvals;
•	manage our credit, interest rate and liquidity risk;

•	develop new, and grow our existing, streams of noninterest income;
•	oversee the performance of third party service providers that provide material services to our business; and
•	maintain expenses in line with their current projections.

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, growth prospects, financial condition and results of operations. Furthermore, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

The success of our operating model depends on our ability to attract and retain talented bankers and associates in each of our markets. If we are unable to attract and retain talented bankers in our markets, our business, growth prospects and financial results could be materially and adversely affected.

The success of our operating model depends on our ability to attract and retain talented bankers and associates in each of our markets. We strive to attract and retain these bankers by fostering an entrepreneurial environment, empowering them with local decision making authority and providing them with sufficient infrastructure and resources to support their growth while also providing management with appropriate oversight. However, the competition for bankers in each of our markets is intense. We compete for talent with both smaller banks that may be able to offer bankers with more responsibility, autonomy and local relationships and larger banks that may be able to offer bankers with higher compensation, resources and support. As a result, we may not be able to effectively compete for talent across our markets. Furthermore, our bankers may leave us to work for our competitors and, in some instances, may take important banking and lending relationships with them to our competitors. If we are unable to attract and retain talented bankers in our markets, our business, growth prospects and financial results could be materially and adversely affected.

We depend on our executive officers and other key individuals to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.

We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key individuals. The loss of any member of our senior management team and top bankers could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our market presidents, bankers and lending officers and on their relationships with the clients and communities they serve. The loss of key personnel, or the inability to recruit and retain qualified and talented personnel in the future, could have an adverse effect on our business, financial condition or operating results.

We face strong competition from financial services companies and other companies that offer banking services.

We conduct our banking operations primarily in Tennessee, with our largest market being the Nashville MSA, which is a highly competitive banking market. Many of our competitors offer the same, or a wider variety of, banking services within our market areas. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened production offices, or otherwise solicit deposits, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected.

Furthermore, a number of larger banks have recently entered the greater Nashville, Tennessee market, and we believe this trend will continue as banks look to gain a foothold in this growing market. This trend will likely result in greater competition in one of our key markets and may impair our ability to grow our share of the Nashville market.

The consummation of our proposed acquisition of the Clayton Banks is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that are outside of our control and that we may be unable to obtain or may delay the consummation of the acquisition or result in the imposition of conditions that could reduce the anticipated benefits from the proposed acquisition or cause the parties to abandon the proposed transaction.

Consummation of the acquisition of the Clayton Banks is conditioned upon customary closing conditions, including, without limitation, (i) receipt of all required regulatory approvals from the Federal Reserve, FDIC and the TDFI, (ii) approval by our shareholders of the issuance of the shares of our common stock to be issued as partial consideration for the acquisition, and (iii) the absence of any law, order, injunction, decree, judgment or ruling prohibiting the acquisition. We may be unable to obtain the regulatory approvals required for the acquisition, or the required regulatory approvals may delay the acquisition or result in the imposition of conditions that could reduce the anticipated benefits from the proposed acquisition or cause the parties to abandon the proposed transaction.

We may fail to realize all of the anticipated benefits of the proposed acquisition of the Clayton Banks, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the Clayton Banks.

Our ability to realize the anticipated benefits of the acquisition of the Clayton Banks will depend, to a large extent, on our ability to successfully integrate the acquired businesses. The integration and combination of the acquired businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt our business and the business of the Clayton Banks and, if implemented ineffectively, would restrict the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating the acquired businesses and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our business activities or those of the Clayton Banks and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;
•	difficulties in the integration of operations and systems;
•	difficulties in the assimilation of employees;
•	difficulties in managing the expanded operations of a larger and more complex company;
•	challenges in keeping existing customers and obtaining new customers;
•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the businesses of the Clayton Banks; and
•	challenges in keeping key business relationships in place.

Many of these factors will be outside of our control and any one of them could result in increased costs and liabilities, decreases in the amount of expected income and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, even if the operations of the Clayton Banks are integrated successfully with our business, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or earnings accretion that are expected. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred in the integration of the businesses. Furthermore, the Clayton Banks may have unknown or contingent liabilities that we would assume in the acquisition and that were not discovered during the course of our due diligence. These liabilities could include exposure to unexpected asset quality problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us.

All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.

While the proposed acquisition of the Clayton Banks is pending, we may be subject to business uncertainties that could adversely affect our business and operations.

Uncertainty about the effect of the proposed acquisition of the Clayton Banks on employees, customers and other persons with whom we or the Clayton Banks have a business relationship may have an adverse effect on our business, operations and stock price. In connection with the pendency of the acquisition, existing customers of the Clayton Banks could decide to no longer do business with the Clayton Banks, reducing the anticipated benefits of the acquisition. In addition, certain other projects may be delayed or ceased and business decisions could be deferred. Employee retention at the Clayton Banks may be challenging during the pendency of the acquisition, as certain employees may experience uncertainty about their future roles. If key employees depart, the benefits of the acquisition could be materially diminished.

We expect to incur substantial transaction-related costs in connection with the acquisition.

We have incurred, and expect to incur additional costs, expenses and fees for professional services and other transaction costs in connection with the acquisition. The substantial majority of these costs will be non-recurring expenses relating to the acquisition, including costs relating to integration planning. These costs could materially and adversely affect our results of operation.

Failure to complete the acquisition could have a material adverse effect on our business, future operations and stock price.

If the acquisition is not completed for any reason, we may be subjected to a number of material risks. The price of our common stock may significantly decline to the extent that its current market prices reflect a market assumption that the acquisition will be completed. In addition, some costs related to the acquisition must be paid by us whether or not the acquisition is completed. Furthermore, we may experience negative reactions from our customers, shareholders, market analysts and future acquisition partners and could lose employees necessary to operate our business. Additionally, if the acquisition agreement is terminated, the Company will not recognize the anticipated benefits of the acquisition.

We follow a relationship-based operating model and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining bankers and other associates who share our core values of being an integral part of the communities we serve, delivering superior service to our clients and caring about our clients and associates. Furthermore, maintaining our reputation also depends on our ability to protect our brand name and associated trademarks. If our reputation is negatively affected by the actions of our associates or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to re-price downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on our net interest income and our results of operations.

Decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.

Our mortgage operation originates and sells residential mortgage loans, services residential mortgage loans, and provides third party origination services to other community banks and mortgage companies. Changes in interest rates, housing prices, regulations by the applicable governmental authority and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from mortgage banking income was $70.2 million in 2015, and was $117.8 million in 2016, however, revenue could significantly decline in future periods if interest rates were to continue rising and the other risks highlighted in this paragraph were realized.

Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans and securities.

Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have experienced historically low interest rates, our interest rate lock volume accelerated in the third quarter of 2016, but declined in the fourth quarter due to rising rates. Our mortgage origination volume could be materially and adversely affected by rising interest rates. We expect to see declining origination volume in 2017 across the industry. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Furthermore, nearly half of our mortgages are originated through our consumer direct internet delivery channel, which targets national customers. As a result, loan originations through this channel are particularly susceptible to the interest rate environment and the national housing market. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities (“GSEs”) and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Ginnie Mae, Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.

Our mortgage production and servicing revenue can be volatile.

We earn revenue from fees we receive for originating mortgage loans, servicing mortgage loans and providing third party origination services to other community banks and mortgage companies. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations and providing third party origination services to other community banks and mortgage companies. Under the same conditions, net revenue from our mortgage servicing rights can increase through reductions in the decay, or amortization, of the mortgage servicing right asset. When rates fall, mortgage originations usually tend to increase and mortgage servicing income tends to decline given increases in the decay, or amortization, of the mortgage servicing right asset. Even though the mortgage servicing right asset can act as a “natural hedge,” the hedge is not perfect, nor is it designed to be, either in amount or timing. Servicing income can also be impacted by the change in the fair value of the mortgage servicing right asset due to changes in market interest rates and other assumptions, exclusive of decay of the mortgage servicing right asset. We typically use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer, through a subservicing contract with Cenlar Federal Savings Bank, or Cenlar, for approximately $2,791 million of mortgage loans owned by third parties as of December 31, 2016. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. We may incur costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our mortgage servicing rights may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our home lending or servicing business.

We depend on a third-party service provider for our mortgage loan servicing business and a failure by this third party to perform its obligations could adversely affect our reputation, results of operations or financial condition.

We depend on a third-party service provider, Cenlar, to provide our mortgage loan servicing business with certain primary and special servicing services that are essential to this business. Primary servicing includes the collection of regular payments, processing of tax and insurance, processing of payoffs, handling borrower inquiries and reporting to the borrower. Special servicing is focused on borrowers who are delinquent or on loans which are more complex or in need of more hands-on attention. In the event that our current third-party service provider, or any other third-party service provider that we may use in the future, fails to perform its servicing duties or performs those duties inadequately, we could experience a temporary interruption in collecting principal and interest, sustain credit losses on our loans or incur additional costs to obtain a replacement servicer and there can be no assurance that a replacement servicer could be retained in a timely manner or at similar rates. Furthermore, our servicing rights could be terminated or we may be required to repurchase mortgage loans or reimburse investors due to such failures of our third party service providers.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

In 2016, we sold nearly all of the $4.7 billion of mortgage loans held for sale that we originated. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan, resulting in these mortgage loans being placed on our books and subjecting us to the risk of a potential default. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. We face further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

If we are unable to grow our noninterest income, our growth prospects will be impaired.

Taking advantage of opportunities to develop new, and expand existing, streams of noninterest income, including our mortgage business, cash management services, investment services and interchange fees, is a part of our long-term growth strategy. These lines of business are heavily regulated and as a bank holding company we may be prohibited from entering into new lines of business or may be unable to operate these lines of business profitably. Specifically, we expect a decline in our mortgage revenues in the future due to expected higher prevailing interest rates, increased competition, and seasonality leading into 2017. If we are unsuccessful in our attempts to grow our noninterest income, especially in light of the expected decline in mortgage revenues given the expectation of higher prevailing interest rates in the following years, our long-term growth will be impaired. Furthermore, focusing on these noninterest income streams may divert management’s attention and resources away from our core banking business, which could impair our core business, financial condition and operating results. We also derive a meaningful amount of our noninterest income from non-sufficient funds and overdraft fees and such fees are subject to increased regulatory scrutiny, which could result in an erosion of such fees that materially impairs our future noninterest income.

We may pursue acquisitions in the future, which would expose us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may pursue acquisitions of other financial institutions, bank branches and or mortgage operations in target markets. Such an acquisition strategy will involve significant risks, including the following:

•	finding suitable markets for expansion;
•	finding suitable candidates for acquisition;
•	finding suitable financing sources and fund acquisitions;
•	maintaining asset quality;

•	attracting and retaining qualified management;
•	maintaining adequate regulatory capital;
•	obtaining federal and state regulatory approvals; and
•	consummating suitable acquisitions on terms that are favorable to us.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse that we are not able to discover during the course of our due diligence, exposure to unexpected asset quality problems, compliance or regulatory violations, key employee and client retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise direct toward servicing existing business and developing new business. Moreover, undiscovered liabilities as a result of an acquisition could bring civil, criminal and financial liabilities against us, our management and the management of the institutions we acquire. We also may not possess the requisite knowledge or relationships to be successful as we enter into new markets. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, we may issue additional shares of our common stock to finance our acquisitions, which could result in dilution to our existing shareholders, or incur debt to finance our acquisitions or terms that may not be favorable to us. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our client relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny for failure to comply with required information security standards, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.

Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our clients may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the Bank’s or our clients’ confidential, proprietary and other information, or otherwise disrupt the Bank’s or our clients’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

The Bank is under continuous threat of loss due to hacking and cyber-attacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive client data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from client or our accounts and of which we have been a victim. Attempts to breach sensitive client data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our clients. While we are not aware of any successful hacking or cyber-attacks into our computer or IT systems, there can be no assurance that we will not be the victim of successful hacking or cyber-attacks in the future that could cause us to suffer material losses. The occurrence of any cyber-attack or information security breach could result in significant potential liabilities to clients and other third parties, reputational damage and the disruption of our operations, and regulatory concerns, all of which could materially and adversely affect our business, financial condition or results of operations.

The financial services industry is undergoing rapid technological changes and, as a result, we have a continuing need to stay current with those changes to compete effectively and increase our efficiencies. We may not have the resources to implement new technology to stay current with these changes.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. In connection with implementing new technology enhancements or products in the future, we may experience certain operational challenges (e.g. human error, system error, incompatibility, etc.) which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could impair our growth and profitability.

We depend on a number of third-party service providers and our operations could be interrupted if these third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace third party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, client or employee fraud and data processing system failures and errors.

Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and client or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses we may suffer.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We establish our allowance for loan losses and maintain it at a level considered adequate by management, consistent with applicable regulatory requirements and supervisory guidance, to absorb probable loan losses based on our analysis of our portfolio, market environment and historical loss experience. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers, all of which are beyond our control, and such losses may exceed current estimates.

As of December 31, 2016, our allowance for loan losses as a percentage of loans was 1.18% and as a percentage of total nonperforming loans was 216.22%. While our allowance for loan losses as a percentage of loans has decreased since 2012 as a result of the general improvement in the credit quality across all of in our markets, additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments may adversely affect our business, financial condition and results of operations.

Our small to medium-sized business clients may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

Our primary business clients are small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. In addition many of our small and medium-sized business clients are rural based businesses that have limited growth opportunities compared to small and medium-sized business clients in other markets and, as a result, may not be able to generate sufficient capital to repay their loans. If general economic conditions negatively impact Tennessee, particularly the Nashville MSA, and small to medium-sized businesses are adversely affected, our results of operations and financial condition may be negatively affected. Furthermore, our results of operations could be further impaired due to conditions that primarily or disproportionately affect our rural or agricultural based clients, such as weather, market conditions and governmental agricultural policies.

 Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited by law in the amount we can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. The Bank is a Tennessee chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Tennessee. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our Bank’s Tier 1 capital, plus an additional 10% of the Bank’s Tier 1 capital, with approval of the Bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2016, the Bank’s legal lending limits were approximately $42 million (15%) and $71 million (25%). Therefore, based upon our current capital levels, the amount we may lend may be significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. Under certain circumstances, if a participating financial institution fails to fund their portion of the loan commitment, then we could be required to fund such participating bank’s commitment, which would increase our exposure to such loan and may also impair our liquidity.  Further, we may be unable to fund such commitment due to the legal lending limits described above.  In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our current asset mix and our current investments may not be indicative of our future asset mix and investments, which may make it difficult to predict our future financial and operating performance.

Certain factors make it difficult to predict our future financial and operating performance including, among others: (i) our current asset mix may not be representative of our anticipated future asset mix and may change as we continue to execute on our plans for organic loan origination and banking activities and potentially grow through future acquisitions; (ii) our significant liquid securities portfolio may not necessarily be representative of our future liquid securities position;

and (iii) our cost structure and capital expenditure requirements during the periods for which financial information is available may not be reflective of our anticipated cost structure and capital spending as we continue to realize efficiencies in our business, integrate future acquisitions and continue to grow our organic banking platform.

Our funding sources may prove insufficient to replace deposits and support our future growth.

Deposits and investment securities for sale are the primary source of funds for our lending activities and general business purposes. However, from time to time we also obtain advances from the Federal Home Loan Bank, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, and enter into client purchase agreements. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the Federal Home Loan Bank or market conditions were to change. While we believe our current funding sources to be adequate, our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. We have also meaningfully decreased our cost of deposits in recent years by increasing our noninterest bearing deposits and allowing higher-cost time deposits and borrowed funds to mature. If we are unable to successfully maintain and grow our low-cost deposits, our cost of funding will increase. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

Federal Home Loan Bank borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our availability at the Federal Home Loan Bank could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may seek additional higher-cost borrowings in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, Federal Home Loan Bank advances, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when clients perceive alternative investments as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, including from our mortgage business, investment maturities and sales of investment securities. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. We also may borrow funds from third-party lenders, such as other financial institutions, or issue equity or debt securities to investors in the future. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity may also be adversely impacted if there is a decline in our mortgage revenues from the expected higher prevailing interest rates in the following years.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain compliance with regulatory capital requirements, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Furthermore, such additional capital could result in dilution to our existing shareholders. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan held for investment to deposit ratio was 69.2% as of December 31, 2016), we also invest a percentage of our total assets (approximately 17.8% as of December 31, 2016) in investment securities as part of our overall liquidity strategy. As of December 31, 2016, the fair value of our securities portfolio was approximately $582.2 million and consisted primarily of U.S. Government agency, municipal securities and mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when market interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting market interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences, such as formal or informal enforcement actions, civil money penalties and potential criminal penalties.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements as a publicly-traded company, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and has resulted, and will continue to result, in increased costs to us and could have a negative effect on our business, financial condition and results of operations. Furthermore, as an “emerging growth company” we intend to take advantage of certain reduced regulatory and reporting requirements and our costs of being a public company will likely increase further once we no longer qualify as an “emerging growth company.”

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and requirements of the Sarbanes-Oxley Act. We are inexperienced with these reporting and accounting requirements, and as such these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to continue to commit significant resources and provide additional management oversight. In connection with and following our initial public offering, we have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies and may continue to incur additional costs as we grow to address these standards and requirements. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities will likely divert management’s attention from other business concerns, including implementing our growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and future growth.

We could be subject to environmental risks and associated costs on our foreclosed real estate assets, which could materially and adversely affect us.

A significant portion of our loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure our loans. If we acquire such properties as a result of foreclosure, we could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect us.

We may be adversely affected by the lack of soundness of other financial institutions or market utilities.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. In addition, limited partner investors of our venture capital clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.

Our financial condition may be affected negatively by the costs of litigation.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

Prior to our initial public offering, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could harm us.

Following our initial public offering, our status as an S Corporation was terminated and we became a “C Corporation” under the provisions of Sections 301 – 385 of the Code. If the unaudited, open tax years in which we were an S Corporation are audited by the Internal Revenue Service, which we refer to as the IRS, and we are determined not to have qualified for, or to have violated, our S Corporation status, we will be obligated to pay back tax, interest and penalties. The amounts that we would be obligated to pay could include tax on all of our taxable income while we were an S Corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

In connection with our initial public offering, we entered into a tax sharing agreement with Mr. Ayers, and under this agreement, we could become obligated to make payments to Mr. Ayers for any additional federal, state or local income taxes assessed against him for tax periods prior our initial public offering.

Prior to our initial public offering, we were an S Corporation for U.S. federal income tax purposes. While we were an S Corporation, Mr. Ayers, our sole shareholder at the time, as an individual was taxed on our income. Therefore Mr. Ayers received certain distributions (“tax distributions”) from us that were generally intended to equal the amount of tax Mr. Ayers was required to pay with respect to our income. In connection with our initial public offering, our S Corporation status was terminated and we thereafter became subject to federal and increased state income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corporation status, it is possible that Mr. Ayers would be liable for additional income taxes for those prior periods. Therefore, we entered into a tax sharing agreement with Mr. Ayers. Pursuant to this agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, we may be required to make a payment to Mr. Ayers in an amount equal to Mr. Ayers’ incremental tax liability, which amount may be material. In addition, we have agreed to indemnify Mr. Ayers with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminates. In both cases the amount of the payment will be based on the assumption that Mr. Ayers is taxed at the highest rate applicable to individuals for the relevant periods. We will also indemnify Mr. Ayers for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. However, Mr. Ayers will indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in the shareholder’s taxable income for any for tax period and a corresponding increase in the Company’s taxable income for any period.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

Risks related to our regulatory environment

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

We and our subsidiaries are subject to extensive regulation at federal and state level by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients.

The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Key provisions of the Dodd-Frank Act that have impacted or are likely to impact our operations include:

•	creation of the Consumer Financial Protection Bureau (“CFPB”), with centralized authority, including rulemaking, examination and enforcement authority, for consumer protection in the banking industry.
•	new and heightened regulatory requirements affecting consumer mortgages, and impacting the secondary mortgage market.
•	new limitations on federal preemption.
•

new prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the “Volcker Rule”).

•	application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.
•	changes to the assessment base for deposit insurance premiums.
•	permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000 limit for federal deposit insurance.
•	repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

•	requirement that sponsors of asset-backed securities retain a percentage of the credit risk of the assets underlying the securities.
•

requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating credit worthiness.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in coming years. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on our businesses or ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect our business, financial condition or results of operations.

New proposals for legislation continue to be introduced in the U.S. Congress that could further alter regulation of the financial services industry. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Such proposals and legislation, if finally adopted, would change banking laws, our operating environment and the operating environment of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations. Also, in recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve, which examines us and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Tennessee and federal banking agencies, including the Tennessee Department of Financial Institutions, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Tennessee or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, including violations of consumer financial services protection laws and regulations, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against the Bank, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place the bank in receivership or conservatorship. If we become subject to such regulatory actions, we could be materially and adversely affected.

We may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by, or questions or concerns about the creditworthiness of, a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Since 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. The origination of loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may protect us from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We could face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control related to U.S. sanctions regimes. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. See “Business: Supervision and regulation.”

Risks related to our common stock

Applicable laws and regulations restrict both the ability of the Bank to pay dividends to FB Financial and the ability of FB Financial to pay dividends to our shareholders.

Both FB Financial and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business: Supervision and regulation: Bank regulation: Bank dividends” and “Business: Supervision and regulation: Holding company regulation: Restriction on bank holding company dividends,” but generally look to factors such as previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition. For the foreseeable future, the majority, if not all, of the Company’s revenue will be from any dividends paid to the Company by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to us. Furthermore, the present and future dividend policy of the Bank is subject to the discretion of its board of directors. We cannot guarantee that the Company or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends, that the board of directors of the Bank will elect to pay dividends to us, nor can we guarantee the timing or amount of any dividend actually paid. See “Dividend policy.”

We do not anticipate paying any cash dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.

We are controlled by James W. Ayers, whose interests in our business may be different than yours.

Mr. Ayers, our Executive Chairman, currently owns approximately 71.3% of our common stock. Furthermore, pursuant to the shareholder’s agreement that was entered into with Mr. Ayers in connection with our initial public offering, Mr. Ayers has the right to designate up to a majority of our board of directors. As a result, Mr. Ayers or his nominees to our board of directors will have the ability to control the appointment of our management, the entering into of mergers, material acquisitions and dispositions and other extraordinary transactions and to influence amendments to our charter, bylaws and other corporate governance documents. So long as Mr. Ayers continues to own a majority of our common stock, he will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Mr. Ayers may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.

We are a “controlled company” within the meaning of the rules of NYSE and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. As a result, you will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Mr. Ayers controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors and to have executive compensation committee and nominating and corporate governance committee consisting entirely of independent directors.

We may take advantage of certain of these exemptions for as long as we continue to qualify as a “controlled company”, and have relied on this exemption to not have a nominating and corporate governance committee. While exempt, we may also choose not to have a majority of independent directors or compensation committee that consists entirely of independent directors. Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NYSE.

There are substantial regulatory limitations on changes of control of bank holding companies.

We are a bank holding company regulated by the Federal Reserve. Subject to certain exceptions, the Change in Bank Control Act of 1978, as amended (“CIBCA”), and its implementing regulations require that any individual or company acquiring “control” of a bank or bank holding company, either directly or indirectly, give the Federal Reserve 60 days’ prior written notice of the proposed acquisition. If within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition, extended the period for an additional period up to 90 days or requested additional information, the acquisition may proceed. An acquisition may be made before expiration of the disapproval period if the Federal Reserve issues written notice that it intends not to disapprove the acquisition. Acquisition of 25 percent or more of any class of voting securities constitutes control, and it is generally presumed for purposes of the CIBCA that the acquisition of 10 percent or more of any class of voting securities would constitute the acquisition of control, although such a presumption of control may be rebutted.

Also, under the CIBCA, the shareholdings of individuals and companies that are deemed to be “acting in concert” would be aggregated for purposes of determining whether such holders “control” a bank or bank holding company. “Acting in concert” under the CIBCA generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a bank holding company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Many factors can lead to a rebuttable presumption of acting in concert, including where: (i) the shareholders are commonly controlled or managed; (ii) the shareholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the shareholders are immediate family members; or (iv) both a shareholder and a controlling shareholder, partner, trustee or management official of such shareholder own equity in the bank or bank holding company.

Furthermore, under the Bank Holding Company Act of 1956, as amended (“BHCA”) and its implementing regulations, and subject to certain exceptions, any company would be required to obtain Federal Reserve approval prior to obtaining control of a bank or bank holding company. Control under the BHCA exists where a company acquires 25 percent or more of any class of voting securities, has the ability to elect a majority of a bank holding company’s directors, is found to exercise a “controlling influence” over a bank or bank holding company’s management and policies, and in certain other circumstances. There is a presumption of non-control for any holder of less than 5% of any class of voting securities. In addition, in 2008 the Federal Reserve issued a policy statement on equity investments in banks and bank holding companies, which sets out circumstances under which a minority investor would not be deemed to control a bank or bank holding company for purposes of the BHCA. Among other things, the 2008 policy statement permits a minority investor to hold up to 24.9% (or 33.3% under certain circumstances) of the total equity (voting and non-voting combined) and have at least one representative on the company’s board of directors (with two directors permitted under certain circumstances).

Regulatory determination of “control” of a depository institution or holding company, under either the BHCA or CIBCA, is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

Our corporate organization documents and the provisions of Tennessee law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.

Our charter and bylaws contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•	a provision that directors cannot be removed except for cause;
•	a provision that any special meeting of our shareholders may be called only by the chairman of our board of directors, our chief executive officer or a majority of our board of directors;
•	a provision that requires the affirmative vote of eighty percent (80%) of the shares outstanding to amend certain provisions of the Company’s charter; and
•

a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered only at an annual or special meeting of shareholders.

Our charter provides for noncumulative voting for directors and authorizes the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Tennessee law, including a provision which restricts certain business combinations between a Tennessee corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company. Also, our charter prohibits shareholder action by written consent.

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the shareholders, and loans must be paid off before any assets can be distributed to shareholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

The price of our common stock could be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly and annual results of operations;
•	recommendations or lack thereof by securities analysts;
•	failure to meet market predictions of our earnings;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the recent economic downturn;
•	sales of our common stock by our controlling shareholder, Mr. Ayers, or members of our management team;
•	perceptions in the marketplace regarding us and/or our competitors;
•	new technology used, or services offered, by competitors; and
•	changes in government regulations.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. Furthermore, bank stocks in Tennessee have enjoyed higher trading multiples compared to bank stocks in other markets and there is no guarantee that this trend will continue or if we will benefit from these same multiples.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock up to the authorized shares in our charter. We may issue additional shares of our common stock in the future pursuant to current or future employee stock option plans, employee stock grants, upon exercise of warrants or in connection with future acquisitions or financings. In addition, we intend to issue 5,860,000 shares of our common stock as partial consideration for our acquisition of the Clayton Banks. If we choose to raise capital by selling shares of our common stock or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect us or the market price of our common stock.

We or Mr. Ayers, may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions (including the 5,860,000 shares of our common stock and $60 million in subordinated debt that we intend to issue to Clayton HC as partial consideration for the acquisition of the Clayton Banks). As of December 31, 2016, we had 75,000,000 shares of common stock authorized and 24,107,660 shares of common stock outstanding, of which 17,180,000 shares, or 71.3%, are held by Mr. Ayers. The shares held by Mr. Ayers and any shares that are held by our executive officers and directors became available for sale following the expiration on March 14, 2017 of the lock-up restrictions entered into in connection with our initial public offering, subject to compliance with the applicable requirements under Rule 144 of the Securities Act of 1933, as amended. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including sales that may occur pursuant to Mr. Ayers or Clayton HC’s registration rights and shares that may be issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s discussion and analysis of financial condition and results of operations” in this annual report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

We have identified a material weakness in our internal control over financial reporting related to reconciliations of our mortgage loans held for sale and related clearing accounts and if we are unable to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act it could have a material adverse effect on our business and stock price.

Due to a transition period established by rules of the Securities and Exchange Commission for newly public companies, we are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) until the year following our first annual report is required to be filed with the SEC. Thus, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm. We are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, that require management to certify financial and other information in our quarterly and annual reports and, beginning in 2017, provide an annual management report on the effectiveness of control over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our 2017 Annual Report on Form 10-K. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering.

In connection with the preparation of our consolidated financial statements in this Annual Report on Form 10-K, our management has determined that as of December 31, 2016, we had a material weakness in our internal control over financial reporting resulting from deficiencies around the recording of mortgage banking transactions and reconciliations of mortgage loans held for sale and related clearing accounts on a timely basis. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, we did not have effective processes and procedures in place to ensure that all transactions involving the origination, purchase, transfer or sales of our mortgage loans held for sale were properly recorded and reflected on our financial statements and, as a result, failed to properly record certain transactions in the proper interim periods in 2016. While this deficiency did not result in a restatement of any previously reported interim consolidated financial statements for 2016, our management concluded there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis. See “Controls and Procedures” included in Item 9A of this Annual Report on Form 10-K for a further discussion of this material weakness.

While we believe that we are taking appropriate steps to remediate the material weakness, we cannot be certain that the steps will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we and our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Testing and maintaining internal controls could also divert our management’s attention from other matters that are important to the operation of our business.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various regulatory and reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, exemptions from being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we will cease to be an emerging growth company earlier if we have more than $1.0 billion in annual gross revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt in a three-year period. Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

ITEM 1B - Unresolved Staff Comments

None.

ITEM 2 - Properties

Our principal executive offices and FirstBank’s main office are located at 211 Commerce Street, Suite 300, Nashville, Tennessee. We currently operate 45 full-service bank branches and 5 drive-through only branches throughout our geographic market areas as well as 16 mortgage offices throughout the southeastern United States. We have banking locations in the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Jackson (TN) and Huntsville (AL) in addition to 12 community markets. We own 41 of these banking locations and lease our other banking locations, including most of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished.

ITEM 3 - Legal Proceedings

Various legal proceedings to which FB Financial Corporation or a subsidiary of FB Financial Corporation is party arise from time to time in the normal course of business. As of the date hereof, there are no material pending legal proceedings to which FB Financial Corporation or any of its subsidiaries is a party or of which any of its or its subsidiaries' properties are subject.

ITEM 4 - Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

FB Financial Corporation's common stock is traded on the New York Stock Exchange under the symbol "FBK" and has traded on that market since September 16, 2016. Prior to that time, there was no established public trading market for our stock.

The following table shows the high and low sales price information for the Company’s common stock for each full quarter in 2016 as reported on the New York Stock Exchange.

	Year Ended December 31, 2016
	High	Low
First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	$21.27	$20.00
Fourth quarter	$26.45	$19.81

The Company had approximately 626 stockholders of record as of March 22, 2017.

Stock Performance Graph

The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the KBW Bank Index, which is a modified cap-weighted index consisting of 24 exchange-listed National Market System stocks, representing national money center banks and leading regional institutions. The graph assumes an initial $100 investment on September 16, 2016 (the date that the stock of FB Financial Corporation began trading on the NYSE) through December 31, 2016. Data for the S&P 500 and KBW Bank Index assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

Index	9/16/2016	9/30/2016	10/14/2016	10/31/2016	11/15/2016	11/30/2016	12/15/2016	12/31/2016
FB Financial Corporation	100.00	106.21	113.42	109.74	119.21	124.74	130.11	136.58
S&P 500	100.00	101.02	99.46	99.18	101.87	102.85	105.90	104.89
KBW Bank	100.00	99.69	100.31	104.96	120.79	123.30	131.12	129.84

Dividend Policy

Prior to our initial public offering, we were an S corporation for U.S. federal income tax purposes. As an S Corporation, we historically made distributions to our sole shareholder to provide him with funds to pay U.S. federal income tax on our taxable income that was “passed through” to him. We also historically paid additional dividends to our shareholder as a return on his investment from time to time. Following our initial public offering and after conversion to a C corporation, our dividend policy and practice changed and we will no longer pay distributions to provide our shareholders with funds to pay U.S. federal income tax on their pro rata portion of our taxable income.

We currently intend to retain our future earnings, if any, to fund the development and growth of our business and we do not anticipate paying any dividends to the holders of our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.

The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. Per share amounts are presented to the nearest cent.

(dollars in thousands, except share amounts and per share data)
Quarterly period	Amount per share	Total cash dividend
First Quarter 2015	$0.40	$6,900
Second Quarter 2015	$0.20	$3,500
Third Quarter 2015	$0.62	$10,700
Fourth Quarter 2015	$0.15	$2,500
First Quarter 2016	$0.29	$5,000
Second Quarter 2016	$0.25	$4,300
Third Quarter 2016	$3.49	$60,000
Fourth Quarter 2016	$—	$—

As a bank holding company, any dividends paid by us are subject to various federal and state regulatory limitations and also may be subject to the ability of the Bank to make distributions or pay dividends to us. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. Our ability to pay dividends is limited by minimum capital and other requirements prescribed by law and regulation. Furthermore, we are generally prohibited under Tennessee corporate law from making a distribution to a shareholder to the extent that, at the time of the distribution, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of its total liabilities plus (unless the charter permits otherwise) the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders who may have preferential rights superior to those receiving the distribution. In addition, financing arrangements that we may enter into in the future may include restrictive covenants that may limit our ability to pay dividends.

Use of Proceeds

In conjunction with our initial public offering completed in September 2016, we received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55.0 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our majority shareholder and executive chairman, which cash distribution was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. Pending use of the funds in our business, we have temporarily invested the remaining net offering proceeds of approximately $50.5 million in interest bearing deposits in other financial institutions. The remaining proceeds will be used to support our growth, including to fund our organic growth and implement our strategic initiatives, which may include the potential expansion of our business through opportunistic acquisitions of depository institutions and other complementary businesses, and selective acquisitions of assets, deposits and branches that we believe present attractive risk-adjusted returns or provide a strategic benefit to our growth strategy, for working capital and for other general corporate purposes, and to strengthen our regulatory capital.

Our management will have broad discretion in the application of the net proceeds from this offering to us, and investors will be relying on the judgment of our management regarding the application of the proceeds. Pending use of the proceeds, we plan to invest the net proceeds from this offering in short term, interest bearing obligations, investment grade instruments, certificates of deposit, or direct or guaranteed obligations of the U.S. government.

Equity Compensation Plan Information

The information under the heading "Equity Compensation Plan Information" in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, is incorporated in this Item 5 by reference.

ITEM 6 - Selected Financial Data

The following selected historical consolidated financial data of the Company should be read in conjunction with, and are qualified by reference to, “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and notes thereto included elsewhere herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

(dollars in thousands, except per share amounts)	As of or for the year ended December 31,
	2016	2015	2014	2013	2012
Statement of Income Data
Total interest income	$120,494	$102,782	$92,889	$87,082	$89,315
Total interest expense	9,544	8,910	9,513	11,606	20,986
Net interest income	110,950	93,872	83,376	75,476	68,329
Provision for loan losses	(1,479)	(3,064)	(2,716)	(1,519)	528
Total noninterest income	144,685	92,380	50,802	41,386	38,047
Total noninterest expense	194,790	138,492	102,163	89,584	83,874
Net income before income taxes	62,324	50,824	34,731	28,797	21,974
Income tax expense	21,733	2,968	2,269	1,894	1,457
Net income	$40,591	$47,856	$32,462	$26,903	$20,517
Net interest income (tax—equivalent basis)	$113,311	$95,887	$85,487	$77,640	$70,602
Per Common Share
Basic net income	$2.12	$2.79	$1.89	$1.57	$1.19
Diluted net income	2.10	2.79	1.89	1.57	1.19
Book value(1)	13.71	13.78	12.53	11.04	11.49
Tangible book value(5)	11.58	10.66	9.59	8.01	8.36
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	$22,902	$17,829	$12,375	$10,185	$7,419
Pro forma net income	39,422	32,995	22,356	18,612	14,555
Pro forma net income per common share—basic	2.06	1.92	1.30	1.08	0.85
Pro forma net income per common share—diluted	2.04	1.92	1.30	1.08	0.85
Selected Balance Sheet Data
Cash and due from banks	$50,157	$53,893	$40,093	$41,943	$45,522
Loans held for investment	1,848,784	1,701,863	1,415,896	1,341,347	1,239,677
Allowance for loan losses	(21,747)	(24,460)	(29,030)	(32,353)	(38,538)
Loans held for sale	507,442	273,196	194,745	61,062	88,125
Available-for-sale securities, fair value	582,183	649,387	652,601	685,547	746,062
Foreclosed real estate, net	7,403	11,641	7,259	8,796	10,772
Total assets	3,276,881	2,899,420	2,428,189	2,258,387	2,232,440
Total deposits	2,671,562	2,438,474	1,923,569	1,803,567	1,820,745
Core deposits(5)	2,611,438	2,386,154	1,866,535	1,745,492	1,735,259
Borrowings	194,892	74,616	143,850	137,861	170,351
Total shareholders’ equity	330,498	236,674	215,228	189,687	197,372
Selected Ratios
Return on average:
Assets(2)	1.35%	1.86%	1.40%	1.22%	0.96%
Shareholders’ equity(2)	14.68%	20.91%	15.94%	13.98%	10.85%
Average shareholders’ equity to average assets	9.22%	8.88%	8.81%	8.73%	8.82%
Net interest margin (tax-equivalent basis)	4.10%	3.97%	3.93%	3.75%	3.52%
Efficiency ratio	76.20%	74.36%	76.14%	76.66%	78.85%
Adjusted efficiency ratio (tax-equivalent basis)(5)	70.59%	73.10%	73.93%	75.24%	77.67%
Loans held for investment to deposit ratio	69.20%	69.79%	73.61%	74.37%	68.09%
Yield on interest-earning assets	4.45%	4.34%	4.37%	4.31%	4.56%
Cost of interest-bearing liabilities	0.48%	0.49%	0.56%	0.70%	1.28%
Cost of total deposits	0.29%	0.30%	0.36%	0.48%	0.78%
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	1.31%	1.28%	0.97%	0.84%	0.68%
Pro forma return on average equity(2)(4)	14.25%	14.47%	10.98%	9.67%	7.70%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	1.18%	1.50%	2.05%	2.41%	3.11%
Allowance for loan losses to nonperforming loans	216.22%	211.10%	168.75%	113.83%	74.56%
Nonperforming loans to loans, net of unearned income	0.54%	0.68%	1.21%	2.12%	4.17%
Capital Ratios (Company)
Shareholders’ equity to assets	10.09%	8.16%	8.86%	8.40%	8.84%
Tier 1 capital (to average assets)	10.05%	7.64%	8.10%	7.97%	7.31%
Tier 1 capital (to risk-weighted assets(3)	12.19%	9.58%	11.32%	11.47%	11.10%
Total capital (to risk-weighted assets)(3)	13.03%	11.15%	13.18%	13.41%	13.09%
Tangible common equity to tangible assets(5)	8.65%	6.43%	6.93%	6.24%	6.59%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.04%	8.23%	N/A	N/A	N/A
Capital Ratios (Bank)
Shareholders’ equity to assets	9.94%	9.17%	10.09%	9.73%	8.98%
Tier 1 capital (to average assets)	8.95%	7.65%	8.10%	7.98%	7.35%
Tier 1 capital (to risk-weighted assets)(3)	10.88%	9.63%	11.34%	11.54%	11.19%
Total capital to (risk-weighted assets)(3)	11.72%	11.02%	12.96%	13.20%	12.89%
Tangible common equity to tangible assets(5)	8.50%	7.46%	8.47%	7.60%	7.90%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.88%	9.63%	N/A	N/A	N/A

(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 24,107,660 as of December 31, 2016, and 17,180,000 as of December 31, 2015, 2014, 2013 and 2012.

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

(3)

We calculate our risk-weighted assets using the standardized method of the Basel III Framework as of December 31, 2016 and 2015 and the Basel II Framework for all previous periods, as implemented by the Federal Reserve and the FDIC.

(4)

We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of 36.75%, 35.08%, 35.63% 35.37% and 33.76% for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

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

GAAP reconciliation and management explanation of non-GAAP financial measures

We identify certain of the financial measures discussed in our selected historical consolidated financial data as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows.

The non-GAAP financial measures that we discuss in our selected historical consolidated financial data should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our selected historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our selected historical consolidated financial data when comparing such non-GAAP financial measures. The following reconciliation tables provide a more detailed analysis of these non-GAAP financial measures

Adjusted efficiency ratio

The adjusted efficiency ratio is a non-GAAP measure that excludes securities gains (losses), merger-related and conversion expenses, one time IPO equity grants and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges.  The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, the calculation of our efficiency ratio on a tax-equivalent basis.

	Year ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$194,790	$138,492	$102,163	$89,584	$83,874
Less vesting of one time equity grants	2,960	—	3,000	—	—
Less variable compensation charge related to cash settled equity awards previously issued	1,254	—	—	—	—
Less merger and conversion expenses	3,268	3,543	—	—	—
Less loss on sales or write-downs of other real estate	—	—	—	—	2,339
Less impairment of MSRs	4,678	194	—	—	—
Less loss on sale of MSRs	4,447	—	—	—	—
Adjusted noninterest expense	$178,183	$134,755	$99,163	$89,584	$81,535
Net interest income (tax-equivalent basis)	$113,311	$95,887	$85,487	$77,640	$70,602
Total noninterest income	144,685	92,380	50,802	41,386	38,047
Less bargain purchase gain	—	2,794	—	—	—
Less gain on sales or (write-downs) of other real estate	1,282	(317)	132	—	—
Less gain (loss) on sale of other assets	(103)	(393)	19	(67)	—
Less gain on sales of securities	4,407	1,844	2,000	34	3,670
Adjusted noninterest income	$139,099	$88,452	$48,651	$41,419	$34,377
Adjusted operating revenue	$252,410	$184,339	$134,138	$119,059	$104,979
Efficiency ratio (GAAP)	76.20%	74.36%	76.14%	76.66%	78.85%
Adjusted efficiency ratio (tax-equivalent basis)	70.59%	73.10%	73.93%	75.24%	77.67%

Tangible book value per common share and tangible common equity to tangible assets

Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by the Company’s management to evaluate capital adequacy.  Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the Company’s capital position to other companies.  The most directly comparable financial measure calculated in accordance with GAAP is book value per common share and our total shareholders’ equity to total assets.

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Tangible Assets
Total assets	$3,276,881	$2,899,420	$2,428,189	$2,258,387	$2,232,440
Adjustments:
Goodwill	(46,867)	(46,904)	(46,904)	(46,904)	(46,904)
Core deposit intangibles	(4,563)	(6,695)	(3,495)	(5,108)	(6,834)
Tangible assets	$3,225,451	$2,845,821	$2,377,790	$2,206,375	$2,178,702
Tangible Common Equity
Total shareholders’ equity	$330,498	$236,674	$215,228	$189,687	$197,372
Adjustments:
Goodwill	(46,867)	(46,904)	(46,904)	(46,904)	(46,904)
Core deposit intangibles	(4,563)	(6,695)	(3,495)	(5,108)	(6,834)
Tangible common equity	$279,068	$183,075	$164,829	$137,675	$143,634
Common shares outstanding	24,107,660	17,180,000	17,180,000	17,180,000	17,180,000
Book value per common share	$13.71	$13.78	$12.53	$11.04	$11.49
Tangible book value per common share	11.58	10.66	9.59	8.01	8.36
Total shareholders’ equity to total assets	10.09%	8.16%	8.86%	8.40%	8.84%
Tangible common equity to tangible assets	8.65%	6.43%	6.93%	6.24%	6.59%
Core deposits

Core deposits is a non-GAAP financial measure used by management and investors to evaluate organic growth of deposits and the quality of deposits as a funding source. We calculate core deposits by excluding jumbo time deposits (greater than $250,000) from total deposits. For core deposits the most directly comparable financial measure calculated in accordance with GAAP is total deposits.

The following table presents, as of the dates set forth below, core deposits compared total deposits:

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Core deposits
Total deposits	$2,671,562	$2,438,474	$1,923,569	$1,803,567	$1,820,745
Less jumbo time deposits	60,124	52,320	57,034	58,075	85,486
Core deposits	$2,611,438	$2,386,154	$1,866,535	$1,745,492	$1,735,259

ITEM 7 – Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at December 31, 2016 and 2015 and our results of operations for each of the three years in the three year period ended December 31, 2016, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Critical accounting policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry.  Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements. The following discussion presents some of the more significant judgments and estimates used in preparing our financial statements.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Management periodically reviews the allowance for loan losses. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. Recoveries of amounts previously charged off are credited to the allowance. In the event management concludes that the allowance for loan losses is more than adequate to absorb potential loan losses, a reverse provision may be recorded whereby a credit is made to the expense account.

The allowance for loan losses is maintained at a level that management considers adequate to absorb probable incurred credit losses on outstanding loans. Factors considered in management’s evaluation of the adequacy of the allowance are current and anticipated economic conditions, previous loan loss experience, changes in the nature, volume and composition of the loan portfolio, industry or other concentrations of credit, review of specific problem loans, the level of classified and nonperforming loans, the results of regulatory examinations, the estimated fair value of underlying collateral and overall quality of the loan portfolio. The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows or the collateral value, less estimated selling costs, of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience with the overall level, adjusted for qualitative, economic and other factors impacting the future collectability of the loan portfolio.

Certain loans acquired in acquisitions or mergers are accounted for under ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” which prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment to the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment.

Investment securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of applicable taxes.

Interest income includes the amortization and accretion of purchase premium and discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments based upon the prior three month average monthly prepayments when available. Gains and losses on sales are recorded on the trade date and determined using the specific identification method as no ready market exists for this stock and it has no quoted market value.

We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Loans held for sale

Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments.” Gains and losses are recognized as a charge to income at the time the loan is closed. These gains and losses are classified under the line item “Mortgage banking income” in our consolidated financial statements. Pass through origination costs and related loan fees are also included in “Mortgage banking income”. Other expenses are classified in the appropriate noninterest expense accounts.

Foreclosed real estate

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure which may establish a new cost basis. After foreclosure, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in loss on sales or write-downs of foreclosed real estate.

 Mortgage servicing rights

We began retaining the right to service certain mortgage loans in 2014 that we sell to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights are carried at amortized cost. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value.

Subsequent to December 31, 2016, the Company transitioned their accounting policy to account for mortgage servicing rights at fair value. The change in accounting policy did not have a material impact on the carrying value of the recorded asset.

Goodwill and other intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, which are determined based on geography and may include one or more individual branches. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized as noninterest expense to reduce the carrying amount to the estimated implied fair value which could be material to our operating results for any particular reporting period.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then amortized on a straight-line method over their estimated useful lives.

Rate-lock commitments and forward loan sale contracts

We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in mortgage banking income. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered.

We utilize forward loan sale contracts to mitigate the interest rate risk inherent in our mortgage loan pipeline and held-for-sale portfolio. Forward loan sale contracts are contracts for delayed delivery of mortgage loans. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. However, the contract may allow for cash settlement. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained. Such contracts are accounted for as derivatives and, along with related fees paid to investor are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in mortgage banking income. Fair value is based on the estimated amounts that we would receive or pay to terminate the commitment at the reporting date.

Business combinations, Accounting for Acquired Loans and related Assets

We accounted for our acquisition of NWGB under ASC 805, “Business Combinations”, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value measurements incorporate assumptions regarding the credit risk. The fair value measurements of acquired loans are based on the estimates related to expected prepayments and the amount of timing of undiscounted expected principal, interest and other cash flows.

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. We evaluate, as of the end of each fiscal quarter, the present value of the acquired loans determined using the effective interest rates. If the cash flows expected to be collected have decreased, we recognize a provision for loan loss in our consolidated statement of income; for any increases in cash flows expected to be collected, the Company adjusts the amount of acceptable yield recognized on a prospective basis over the loans’ or the pool’s remaining life.

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

We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations in our banking footprint, investment services and deposit-related fees and, in our Mortgage segment, from origination fees and gains on sales in the secondary market of mortgage loans that we originate outside our Banking footprint or through our internet delivery channels and from servicing. Our primary source of funding for our loans is customer deposits, and to a lesser extent Federal Home Loan Bank advances and other borrowings.

Mergers and acquisitions

Northwest Georgia Bank

On September 18, 2015, we completed our acquisition of Northwest Georgia Bank, which we refer to as NWGB. We acquired the stock of NWGB for $1.5 million in cash. NWGB was a 110-year old institution with six branches, primarily serving clients in the Chattanooga MSA, including parts of northern Georgia. We acquired net assets with a fair value of approximately $272 million, which includes a bargain purchase gain of $2.8 million, loans with a fair value of approximately $79 million, and assumed liabilities of approximately $268 million, including deposits with a fair value of approximately $246 million. At the acquisition date, $4.9 million of core deposit intangible assets were recorded.

Our balance sheet as of December 31, 2016 and 2015 reflects the assets and liabilities we acquired from NWGB. Our results of operations for the year ended December 31, 2016 and 2015 reflect our operation of NWGB from September 18, 2015 through the end of the periods. The acquisition did not materially impact our results of operation for the year ended December 31, 2015. Additionally, we recorded merger and conversion related charges totaling $3.3 million and $3.5 million for the years ended December 31, 2016 and 2015, respectively. The acquisition of NWGB is not significant for financial statement reporting purposes. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for additional details regarding the acquisition.

Clayton Bank and Trust and American City Bank

On February 8, 2017, we entered into a Purchase Agreement with Clayton HC, providing for the purchase of the Clayton Banks from Clayton HC in a transaction valued at approximately $284.2 million. Following the consummation of the acquisition of the Clayton Banks, the Clayton Banks will merge with and into FirstBank, with FirstBank continuing as the surviving banking corporation. The Clayton Banks had approximately $1,195 million in assets, $1,052 million in loans and $920 million in deposits, and 18 banking offices in Tennessee as of December 31, 2016. Consummation of the Stock Purchase is subject to, among other things, the receipt of approval by regulatory authorities. The acquisition is expected to be completed sometime in the third quarter of 2017. See “Risk factors: Risks related to our business” for a discussion of some of the material risks with respect to the proposed acquisition of the Clayton Banks.

Key factors affecting our business

Economic conditions

Our business and financial performance are affected by economic conditions generally in the United States and more directly in the markets where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions in the U.S. and in our markets, unemployment rates, real estate markets and interest rates.

The United States economy expanded by 1.9% at an annual rate in the fourth quarter of 2016, due primarily to positive contributions from personal consumption expenditures (PCE), private investment and inventory growth. This expansion follows the growth experienced in 2014 and 2015, which followed modest growth in 2013. Unemployment rates decreased slightly, following a pattern of continuous decline. According to the U.S. Bureau of Labor Statistics, the seasonally adjusted unemployment rate at December 31, 2016 was 4.8% compared to 5.0% at December 30, 2015 and 5.6% at December 31, 2014. The Federal Reserve Board increased its federal funds target range by 25 basis points in December 2016 to 50-75 basis points, the first increase to its target range since June 2006 when it tightened to 5.25%. Interest rates remain extraordinarily low by historical standards, but are expected to increase over time, and general economic conditions are supportive of growth.

Existing home sales in the United States, as indicated by the National Association of Realtors, grew to a seasonally adjusted annual rate of $5.5 million as of December 31, 2016, compared to the rolling twelve months ended $5.4 million as of December 31, 2015 and $5.1 million for the rolling twelve months ended December 31, 2014. New home sales showed continued solid growth to a seasonally adjusted annual rate of $575 thousand as of December 31, 2016, from $538 thousand as of December 31, 2015, $492 thousand for the year ended December 31, 2014. Home values, as indicated by the seasonally adjusted Case-Shiller 20 city index, showed an increase of 4.6% from December 31, 2015 to December 31, 2016. Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 5.9% for the year ended December 31, 2016, compared to the same period in 2015, with business filings down 2.5% and personal filings down 6.0%, for the year ending December 31, 2016, compared to the same period in 2015.

According to the Beige Book published by the Federal Reserve Board in January 2017, overall economic activity in the Sixth Federal Reserve District (which includes Florida, Georgia, Tennessee, Alabama and parts of Mississippi and Louisiana) remains positive as most businesses anticipate higher growth in the near-term. Reports across sectors were mostly optimistic and most business contacts expect modest near-term growth. Retailer reports indicated that holiday sales were slightly above expectations. Merchants remained optimistic for the first quarter of 2017. Hospitality contacts reports were mixed. Home sales were positive, with steady growth and an uptick in construction activity that is expected to continue. Commercial real estate activity improved modestly on the whole, but varies by metropolitan area. Manufacturers reported an increase in activity, with new orders and production levels both higher. Bankers noted continuing availability of credit for most qualified borrowers, however some small businesses continued to have difficulty obtaining credit. Contacts reported continuing labor market tightening for most sectors, with some difficulty in finding workers in high-demand fields including information technology, transportation, healthcare, compliance and construction.  Oil and gas firms continued with layoffs due to low prices. Businesses reported non-labor cost increases and modest wage growth.

The economy in the state of Tennessee continued to see improvements as well, according to the U.S. Bureau of Economic Analysis. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 4.9% as of December 31, 2016, down from 5.6% of December 31, 2015. Nashville continued to maintain a stable unemployment rate of 3.8% as of December 31, 2016, down from 4.2% as of December 31, 2015.

Interest rates

Net interest income is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and are, at times, heavily influenced by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Since 2012, short-term and long-term interest rates have remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Subsequent declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income. Although short-term interest rates have risen since the Federal Reserve Board increased the federal funds target range by 25 basis points in December 2016, from a historical perspective the Federal Reserve continues to maintain an accommodative monetary policy, and we expect interest rates to continue to increase gradually throughout 2017. However, the low interest rate environment likely will not continue in the long term. Continued rate increases may have the effect of decreasing our mortgage origination and our general mortgage banking profitability. For additional information regarding our interest rate risks factors and management, see “Business: Risk management: Liquidity and interest rate risk management” and “Risk factors: Risks related to our business.”

Credit trends

We focus on originating quality loans and have established loan approval policies and procedures to assist us in upholding the overall credit quality of our loan portfolio. However, credit trends in the markets in which we operate and in our loan portfolio can materially impact our financial condition and performance and are primarily driven by the economic conditions in our markets.

Credit quality improved during 2016 compared to 2015 largely driven by the improvement in the macro-economic factors discussed above. This improvement in credit quality led to an improvement in our nonperforming assets and classified loans. Our nonperforming assets for the year ended December 31, 2016 were $19.1 million, decreasing from $24.9 million for the year ended December 31, 2015. The percentage of total nonperforming loans to loans also decreased to 0.54% for the year ended December 31, 2016, compared against 0.68% for 2015. Our classified loans also improved due to favorable credit trends, decreasing our total substandard loans to $38.6 million at December 31, 2016 from $48.5 million at December 31, 2015.

Although we have recently experienced favorable credit trends through 2016 and currently expect these trends to continue through the remainder of 2017, we are sensitive to credit quality risks in our commercial real estate, commercial and industrial, and construction loan portfolios due to our concentration of loans in these categories. For additional information regarding credit quality risk factors for our Company, see “Business: Risk management: Credit risk management” and “Risk factors: Risks related to our business.”

Competition

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies, online mortgage providers and other financial institutions operating within the areas we serve, particularly with national and regional banks that often have more resources than we do to invest in growth and technology and community banks with strong local ties, all of which target the same clients we do. Recently, we have seen increased competitive pressures on loan rates and terms and increased competition for deposits. Continued loan pricing pressure may continue to affect our financial results in the future.

For additional information, see “Business: Our markets,” “Business: Competition” and “Risk factors: Risks related to our business.”

Regulatory trends

We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened supervisory expectations in areas such as consumer compliance, the Bank Secrecy Act and anti-money laundering compliance, risk management and internal audit. As a result of these heightened expectations, we expect to incur additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants.

As described further under “Business: Supervision and regulation,” we are subject to a variety of laws and regulations, including the Dodd-Frank Act. The Dodd-Frank Act is complex, and many aspects of it are subject to final rulemaking that continues to emerge. Implementation of the Dodd-Frank Act will continue to impact our earnings through higher compliance costs and imposition of new restrictions on our business. The Dodd-Frank Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Dodd-Frank Act on our business will depend on regulatory interpretation and rulemaking as well as the success of any of our actions to mitigate the negative impacts of certain provisions. Key parts of the Dodd-Frank Act that will specifically impact our business include the repeal of a previous prohibition against payment of interest on demand deposits, the implementation of the Basel III capital adequacy standards, a change in the basis for FDIC deposit insurance assessments, substantial revisions to the regulatory regime applicable to the mortgage market, and enhanced emphasis on consumer protection generally.

See also “Risk factors: Risks related to our regulatory environment.”

Factors affecting comparability of financial results

S Corporation status

From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not  subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 16, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws during 2016, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, will not be comparable with our 2016 results or future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Unaudited pro forma amounts for income tax expense and basic and diluted earnings per share are presented in the consolidated statements of income assuming the Company’s pro forma tax rates of 36.75% for the year ended December 31, 2016, 35.08% for the year ended December 31, 2015, and 35.63% for the year ended December 31, 2014 as if it had been a C corporation during those periods. The unaudited pro forma results for the year ended December 31, 2016 excludes the effect of recognition of the deferred tax liability attributable to conversion of $13.2 million as discussed in Note 15 in the notes to our consolidated financial statements.

Although we have not historically paid federal income tax, in the past, we have made periodic cash distributions to our majority (and formerly sole) shareholder in amounts estimated to be necessary for him to pay his estimated individual U.S. federal income tax liabilities related to our taxable income that was “passed through” to him. However, these distributions have not been consistent, as sometimes the distributions have been lower than or in excess of the shareholder’s estimated individual U.S. federal income tax rates which may differ from the rates imposed on the income of C Corporations.  Our historical cash flows and financial condition have been affected by such cash distributions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized in income in the third quarter of 2016 in which such change took place. On September 16, 2016, the Company recorded an additional net deferred tax liability of $13.2 million to recognize the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases as of the date that the Company became a taxable corporate entity. In recording the impact of the conversion to a C Corporation, the Company recorded a deferred income tax expense of $3.0 million related to the unrealized gain on available for sale securities through the income statement; therefore, the amount shown in other comprehensive income has not been reduced by the above expense. This difference will remain in OCI until the underlying securities are sold or mature.

Public company costs

On August 19, 2016, we filed a Registration Statement on Form S-1 with the SEC. That Registration Statement was declared effective by the SEC on September 15, 2016. We sold and issued 6,764,704 shares of common stock at $19 per share pursuant to that Registration Statement. Total proceeds received, net of offering costs, were approximately $115.5 million. The proceeds were used to fund a $55.0 million distribution to the majority shareholder representing undistributed earnings previously taxed to him under subchapter S, and used to repay all $10.1 million aggregate principal amount of subordinated notes held by the majority shareholder, plus any accrued and unpaid interest thereon. We qualify as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act).

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

Overview of recent financial performance

Results of operation

Our financial performance over the last three years primarily reflects the success of our growth strategies and the continued economic improvement in our markets, as described above. As a result, we have improved our pre-tax and pro forma net income and profitability over each of the last three years. Our net income decreased slightly by 15.2% in 2016 to $40.6 million from $47.9 million in 2015 due to our conversion to a C corporation, which included a $13.2 million charge to income related to our conversion to a C Corporation in connection with our initial public offering in the third quarter of 2016. Pre-tax net income increased by $11.5 million, or 22.6%, from $50.8 million for the year ended December 31, 2015 to $62.3 million for the year ended December 31, 2016. Our unaudited pro forma net income for the year ended December 31, 2016 was $39.4 million, up by $6.4 million, compared to the year ended December 31, 2015. Pre-tax net income and unaudited pro forma net income for the year ended December 31, 2014 were $34.7 million and $22.4 million, respectively. There was a 47.4% increase in net income in 2015 from net income of $32.5 million in 2014. Our net income represented a return on average assets, or ROAA, of 1.35%, 1.86% and 1.40% in 2016, 2015 and 2014, respectively, and a return on average shareholders’ equity, or ROAE, of 14.68%, 20.91% and 15.94% in 2016, 2015 and 2014, respectively. Our ratio of average shareholders’ equity to average assets in 2016, 2015 and 2014 was 9.22%, 8.88% and 8.81% respectively.

The improvement in pre-tax net income has resulted from growth in both our net interest income and noninterest income, and enhanced by consistently improved net interest margins. Net interest income increased to $111.0 million in 2016 compared to $93.9 million in 2015 and $83.4 million for 2014. The increases in net interest income were attributable to loan growth, due to strong demand for our loan products and the success of our growth initiatives, including our continued expansion in the Nashville MSA and the hiring of additional bankers, and reductions in our cost of funds, due in part to our efforts to grow our noninterest bearing deposits. Noninterest income for 2016 compared to 2015 increased by $52.3 million, or 56.6%, primarily due to the growth of our mortgage business resulting from our growth initiatives and the favorable interest rate environment through the third quarter of 2016. This followed an 81.8% increase in noninterest income in 2015 from noninterest income of $50.8 million in 2014. Our net interest margin, on a tax-equivalent basis, has consistently improved over the last three years, increasing to 4.10% in 2016 as compared to 3.97% in 2015 and 3.93% in 2014. Our ongoing efforts to reduce our cost of funds helped to drive the consistent improvement in our net interest margin, along with our loan growth. Net income in 2016 and 2015 was also favorably impacted by an increase in gain on sale of securities of $2.6 million and a bargain purchase gain of $2.8 million, respectively.

Noninterest expense increased to $194.8 million for 2016 compared to $138.5 million and $102.2 million for 2015 and 2014, respectively. The increases primarily reflect higher personnel costs, including commissions and other compensation associated with higher head count resulting from growth in our metropolitan markets and the expansion of our mortgage banking business as well as one time awards made in connection with our initial public offering. Our acquisition of NWGB also contributed $1.7 million to the overall increase in expenses in 2015.

Financial condition

Our total assets grew by 13.0% in 2016 to $3.28 billion at December 31, 2016 as compared to $2.90 billion at December 31, 2015, which included an increase in loans held for investment by 8.6% in 2016 to $1.85 billion at December 31, 2016 from loans of $1.70 billion at December 31, 2015 driven largely by strong demand in our markets and our growth initiatives. Additionally, we experienced an increase in mortgage banking activity which increased loans held for sale by $234.2 million to $507.4 million at December 31, 2016.

In 2016, we grew total deposits by 9.6% to $2.67 billion and noninterest bearing deposits by 11.2% to $697.1 million at December 31, 2016 from $2.44 billion and $627.0 million, respectively, at December 31, 2015. Noninterest bearing deposits as a percentage of total deposits increased to 26.1% at December 31, 2016 from 25.7% at December 31, 2015, due in part to our continued focus on reducing our cost of funds by growing noninterest bearing deposits from commercial and other clients, including as a result of the growth of our cash management services.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See Note 21, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.

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

As discussed above, the mortgage retail origination activities within the Banking segment contributed the following to Banking segment results:

	Year Ended December 31,
	2016	2015	2014
Mortgage banking income	$25,542	$18,718	$8,958
Noninterest expense	16,095	13,189	8,551

Additionally, the retail mortgage product mix within our Banking segment was as follows:

Year Ended December 31, 2016	Year Ended December 31, 2015

Banking

Income before taxes increased by $11.8 million, or 26.8% in the year ended December 31, 2016 to $55.7 million as compared to $43.9 million in the year ended December 31, 2015. The increase reflects an improvement of $20.0 million in net interest income due to increase of $222.1 million in average loan balances driven primarily by interest rates and an improved credit environment, the overall economic climate and the implementation of our growth initiatives in addition to our acquisition of NWGB. Noninterest expense increased $13.3 million, primarily due to increases in salaries, other cost associated with our growth and operating of NWGB for the entire year of 2016 compared with approximately three and a half months in 2015.

Income before taxes increased by $9.8 million, or 28.9%, in 2015 to $44.0 million as compared to $34.1 million in 2014. The increase reflects a $9.2 million increase in net interest income resulting from higher average loan balances outstanding during the year and overall loan origination volume driven by improved credit quality, the overall economic climate and our growth initiatives. Noninterest income increased $12.3 to $41.0 million in 2015, which includes a $2.8 million bargain purchase gain. These earnings increases were partially offset by increased noninterest expense of $12.0 million primarily due to the investment in a new branch location and banking teams in the Nashville and Huntsville markets.

Mortgage

Income before taxes from the mortgage segment decreased $0.3 million in the year ended December 31, 2016 to $6.6 million as compared to $6.9 million in the year ended December 31, 2015. This decrease is primarily attributable to increased impairment on mortgage servicing rights during the year ended December 31, 2016 in addition to a loss on sale of mortgage servicing rights of $4.4 million. Loan originations in the mortgage segment increased $1,735.0 million for the year ended December 31, 2016 to $3,980.0 million as compared to $2,245.0 million for the year ended December 31, 2015. The increase in originations of mortgage loans to be sold is due to increased overall volume as well as the expansion of the consumer direct delivery and correspondent delivery channels and a favorable interest rate environment through the third quarter of 2016. During the fourth quarter of 2016, mortgage rates increased. The combination of this increase in rates and the overall seasonal nature of historical mortgage production caused a decline in the level of interest rate lock commitments during the fourth quarter, which we expect to persist through the first quarter of 2017. Noninterest income increased $40.7 million to $92.2 million for the year ended December 31, 2016 as compared to $51.5 for the year ended December 31, 2015, reflecting the significant increased activity in loan originations and sales. The increase in noninterest income was partially offset by a $33.7 million increase in noninterest expense, which includes an impairment of mortgage servicing rights of $4.7 million in addition to increased personnel and occupancy costs associated with our growth.

Income before taxes from the mortgage segment increased significantly for the year ended December 31, 2015 to $6.9 million as compared to $631.0 thousand in 2014. This increase in income before taxes was primarily driven by increases in loan origination volume within our retail mortgage channel outside of our community banking footprint, third party origination and consumer direct internet delivery channels. The increase in loan origination volume within our retail mortgage channel outside of our community banking footprint and third party origination channels is primarily the result of the hiring of experienced loan officers in each of these channels to expand our market reach and penetration as well as increases in overall loan originations across our markets, driven by a favorable interest rate environment and housing market. Loan originations from our consumer direct internet channel benefitted from our overall organic growth since 2014, as well as the general increase in loan origination volumes. The amount of mortgages originated to be sold in the mortgage segment increased to $2,245.0 million in 2015 compared to $892.0 million in 2014, due to the reasons discussed above. Increased profit margins were a secondary driver of improved earnings. Net interest income increased $1.3 million and noninterest income increased $29.3 million, reflecting the significant increased activity in loan originations and sales. The increase in noninterest income was offset by a $24.4 million increase in noninterest expenses primarily as a rule of increased personnel and occupancy cost related to the loan origination growth noted above, increased variable compensation costs and expenses related to the consumer direct delivery channel.

Results of operation

Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, which enhances comparability of net interest income arising from taxable and tax-exempt sources. The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and state statutory income tax rate of 39.225%.

Net interest income

Our net interest income is primarily affected by the interest rate environment, and by the volume and the composition of our interest-earning assets and interest-bearing liabilities. We utilize net interest margin, or NIM, which represents net interest income divided by average interest-earning assets, to track the performance of our investing and lending activities. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from amortization and accretion of discounts on acquired loans. Our interest-earning assets include loans, time deposits in other financial institutions and securities available for sale. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased deposits. Our interest-bearing liabilities include deposits, advances from the FHLB, other borrowings and other liabilities.

Year ended December 31, 2016 compared to year ended December 31, 2015

Net interest income increased 18.2% to $111.0 million in the year ended December 31, 2016 compared to $93.9 million in the year ended December 31, 2015. On a tax-equivalent basis, net interest income increased $17.4 million to $113.3 million in the year ended December 31, 2016 as compared to $95.9 million in the year ended December 31, 2015. The increase in tax-equivalent net interest income in the year ended December 31, 2016 was primarily driven by higher loan balances, partially due to the success of our acquisition of NWGB, including recognized accretion of the credit discount taken in purchase accounting of $3.5 million in the year ended December 31, 2016.

Interest income, on a tax-equivalent basis, was $122.9 million for the year ended December 31, 2016, compared to $104.8 million for the year ended December 31, 2015, an increase of $18.1 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan portfolio. Investment income consists primarily of interest earned on our investment portfolio. Loan income related to loans held for investment, on a tax-equivalent basis, increased $16.5 million to $94.8 million from $78.3 million for the year ended December 31, 2015 primarily due to increased average loan balances of $222.1 million in addition to $3.5 million in accretion on loans purchased in our acquisition of NWGB. The tax-equivalent yield on loans was 5.41%, up 29 basis points from the year ended December 31, 2015. The increase in yield was primarily due to accretion on loans purchased from NWGB, which yielded 0.20%, in addition to increased origination fees which yielded 0.46%.

The components of our loan yield, a key driver to our NIM for the December 31, 2016, 2015 and 2014 were as follows:

	As of December 31,
	2016		2015		2014
(dollars in thousands)	Interest income/ expense	Average yield/ rate	Interest income/ expense	Average yield/ rate	Interest income/ expense	Average yield/ rate
Loan yield components:
Contractual interest rate on loans held for investment (1)	$82,346	4.70%	$72,975	4.77%	$67,501	4.89%
Origination and other loan fee income	8,073	0.46%	4,356	0.28%	4,368	0.32%
Accretion on purchased loans	3,538	0.20%	254	0.02%	—	—
Syndicated loan fee income	825	0.05%	690	0.05%	—	—
Total loan yield	$94,782	5.41%	$78,275	5.12%	$71,869	5.21%

(1)	Includes tax equivalent adjustment

Accretion on purchased loans contributed 13 and 1 basis points to the NIM for the years ended December 31, 2016 and 2015, respectively. Additionally, syndicated loan fees contributed 3 basis points to the NIM for each of the year ended December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, interest income on loans held for sale increased $1.6 million compared to the year ended December 31, 2015. This resulted from a $1.9 million decrease in interest income from lower interest rates offset by a $3.5 million increase in interest income from growth in volume. For the year ended December 31, 2016, investment income, on a tax-equivalent basis, decreased slightly to $16.2 million compared to $16.4 million for the year ended December 31, 2015. The average balance in the investment portfolio in the year ended December 31, 2016 was $576.9 million compared to $611.6 million in the year ended December 31, 2015. The decline in the balance is driven by the use of investment cash flow to fund loan growth.

Interest expense was $9.5 million for the year ended December 31, 2016, an increase of $0.6 million, or 7.1%, as compared to the year ended December 31, 2015. The increase in interest expense was due primarily to an increase in deposit interest expense due to the growth in deposits, which includes our acquisition of NWGB. Interest expense on deposits was $7.3 million and $6.3 million for the year ended December 31, 2016 and 2015, respectively. The cost of total deposits was 0.29% and 0.30% for the year ended December 31, 2016 and 2015, respectively. The cost of interest-bearing deposits was 0.40% and 0.40% for the same periods, respectively. The primary driver for the increase in total interest expense is the increase in money market interest expense to $2.3 million from $1.5 million for the year ended December 31, 2016 and 2015, respectively, driven by an increase in rate and balances. The rate on money markets was 0.37%, up 5 basis points from year ended December 31, 2015. Time deposit interest expense also increased $0.4 million to $1.9 million from the year ended December 31, 2015, primarily as a result of increased balances. The rate on time deposits was 0.48%, down 3 basis points from the year ended December 31, 2015 due to the lower renewal rate of maturing accounts. Average time deposit balances increased $98.1 million to $401.5 million from $303.4 million during the year ended December 31, 2016. A primary driver of the increase in time deposits during the year ended December 31, 2016 is a result of restructuring an IRA savings product to a time deposit product during the second quarter of 2016, the average balance of which was $75.7 million.  Interest expense on borrowings was $2.2 and $2.6 million for the year ended December 31, 2016 and 2015, respectively, while the cost of total borrowings was 1.49% and 1.06% for the year ended December 31, 2016 and 2015, respectively.

Our net interest margin, on a tax-equivalent basis, increased to 4.10% during the year ended December 31, 2016 from 3.97% in the year ended December 31, 2015, primarily as a result of our continued efforts in reducing our cost of funds, growing loans and benefiting from our acquisition of NWGB. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Year ended December 31, 2015 compared to year ended December 31, 2014

Net interest income increased 12.6% to $93.9 million for the year ended December 31, 2015 compared to $83.4 million for the year ended December 31, 2014. On a tax-equivalent basis, net interest income increased $10.4 million to $95.9 million for the year ended December 31, 2015 as compared to $85.5 million for the year ended December 31, 2014. The largest factor contributing to the growth in net interest income for the year ended December 31, 2015 was the $149.4 million increase in average loans resulting from strong demand for loans in our markets. The strong demand was due to continued improvements in our national and local economic climate and the success of our growth initiatives, including our continued expansion into the Nashville MSA and the hiring of additional bankers. Specifically, the year ended December 31, 2015 also includes interest income from a full year of production from loans generated by our residential loan team hired in April 2014.

Interest income, on a tax-equivalent basis, was $104.8 million for the year ended December 31, 2015, compared to $95.0 million for the year ended December 31, 2014, an increase of $9.8 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan portfolio. Investment income consists primarily of interest earned on our investment portfolio. Loan income, on a tax-equivalent basis, increased $6.4 million to $78.3 million from $71.9 million for the year ended December 31, 2015 primarily due to increased average loan balances of $149.4 million in addition to syndication loan fee income of $0.7 million and $0.2 million in accretion of the accretable yield on loans purchased in our acquisition of NWGB. The tax-equivalent yield on loans was 5.12% for the year ended December 31, 2015, down 9 basis points from the year ended December 31, 2014. The decrease in yield was primarily due to new loan originations at lower current interest rates than maturing loans originated during a slightly higher interest rate environment. For the year ended December 31, 2015, interest income on loans held for sale increased by $6.2 million compared to the year ended December 31, 2014. The increase was primarily driven by the growth in volume of $5.7 million. For the year ended December 31, 2015, investment interest income, on a tax-equivalent basis, decreased $2.8 million to $16.4 million from $19.2 million for the year ended December 31, 2014. The average balance in the investment portfolio for the year ended December 31, 2015 was $611.6 million compared to $668.4 million for the year ended December 31, 2014. The decline in the balance was driven by the use of investment cash flow to fund loan growth.

Interest expense was $8.9 million for the year ended December 31, 2015, a decrease of $0.6 million, or 6.3%, as compared to the year ended December 31, 2014. The decrease in interest expense was due primarily to a decline in deposit interest expense. Interest expense on deposits was $6.3 million and $6.7 million for the years ended December 31, 2015 and 2014, respectively. The cost of total deposits was 0.30% and 0.36% for the years ended December 31, 2015 and 2014, respectively. The cost of interest-bearing deposits was 0.40% and 0.46% for the same periods. The primary driver for the decline in total interest expense is the decrease in time deposit expense to $1.6 million from $2.5 million for the years ended December 31, 2015 and 2014, respectively, driven by a decline in rate and balances. The rate on time deposits was 0.51%, down 23 basis points for the year ended December 31, 2014 due to the lower renewal rate of maturing accounts. Time deposit balances decreased $30.3 million to $303.4 million from $333.7 million due to disciplined pricing. Interest expense on borrowings was $2.6 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively, while the cost of total borrowings was 1.06% and 1.19% for the years ended December 31, 2015 and 2014, respectively. For more information about our outstanding subordinated debentures, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Our net interest margin, on a tax-equivalent basis, increased to 3.97% for the year ended December 31, 2015 from 3.93% for the year ended December 31, 2014, primarily as a result of our continued efforts to reduce our cost of funds and our strong loan growth.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Year Ended December 31,
	2016			2015			2014
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$1,750,796	$94,782	5.41%	$1,528,719	$78,275	5.12%	$1,379,346	$71,869	5.21%
Loans held for sale	362,518	11,268	3.11%	250,237	9,651	3.86%	102,509	3,487	3.40%
Securities:
Taxable	485,083	10,646	2.19%	537,762	11,783	2.19%	591,329	14,375	2.43%
Tax-exempt(4)	91,863	5,548	6.04%	73,871	4,620	6.25%	77,084	4,825	6.26%
Total Securities(4)	576,946	16,194	2.81%	611,633	16,403	2.68%	668,413	19,200	2.87%
Federal funds sold	12,686	64	0.50%	8,969	51	0.57%	8,020	45	0.56%
Interest-bearing deposits with other financial institutions	51,861	285	0.55%	10,508	155	1.48%	10,156	137	1.35%
FHLB stock	6,630	262	3.95%	6,692	262	3.92%	6,528	262	4.01%
Total interest earning assets(4)	2,761,437	122,855	4.45%	2,416,758	104,797	4.34%	2,174,972	95,000	4.37%
Noninterest Earning Assets:
Cash and due from banks	46,523			45,987			35,629
Allowance for loan losses	(23,986)			(28,688)			(33,102)
Other assets(3)	217,301			143,838			133,798
Total noninterest earning assets	239,838			161,137			136,325
Total assets	$3,001,275			$2,577,895			$2,311,297
Interest-bearing liabilities:
Interest bearing deposits:
Time deposits	$401,483	$1,929	0.48%	$303,354	$1,559	0.51%	$333,680	$2,483	0.74%
Money market	614,804	2,292	0.37%	455,271	1,477	0.32%	389,152	1,050	0.27%
Negotiable order of withdrawals	699,907	2,643	0.38%	621,630	2,327	0.37%	575,500	2,265	0.39%
Savings deposits	129,544	478	0.37%	183,307	929	0.51%	162,063	926	0.57%
Total interest bearing deposits	1,845,738	7,342	0.40%	1,563,562	6,292	0.40%	1,460,395	6,724	0.46%
Other interest-bearing liabilities:
FHLB advances	64,309	688	1.07%	17,885	608	3.40%	25,320	868	3.43%
Other borrowings	45,691	121	0.26%	187,630	318	0.10%	167,653	106	0.06%
Long-term debt	38,207	1,393	3.65%	41,003	1,692	4.45%	41,005	1,815	4.43%
Total other interest-bearing liabilities	148,207	2,202	1.49%	246,518	2,618	1.06%	233,978	2,789	1.19%
Total Interest-bearing liabilities	1,993,945	9,544	0.48%	1,810,080	8,910	0.49%	1,694,373	9,513	0.56%
Noninterest bearing liabilities:
Demand deposits	695,765			519,273			393,846
Other liabilities	34,978			19,698			19,463
Total noninterest-bearing liabilities	730,743			538,971			413,309
Total liabilities	2,724,688			2,349,051			2,107,682
Shareholders' equity	276,587			228,844			203,615
Total liabilities and shareholders' equity	$3,001,275			$2,577,895			$2,311,297
Net interest income (tax-equivalent basis)		$113,311			$95,887			$85,487
Interest rate spread (tax-equivalent basis)			4.05%			3.93%			3.91%
Net interest margin (tax-equivalent basis)			4.10%			3.97%			3.93%
Average interest-earning assets to average interesting- bearing liabilities			138.5%			133.5%			128.4%
(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $8.1, $5.0 and $4.4 and accretion of $3.5, $0.3 and $0 are included in interest income in the year ended December 31, 2016, 2015 and 2014, respectively.

(3)	Includes investments in premises and equipment, foreclosed assets, interest receivable, deposit base intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $2.4 million, $2.0 million and $2.1 for the year ended December 31, 2016, 2015 and 2014, respectively.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the year ended December 31, 2016 and 2015. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year ended December 31, 2016 compared to year ended December 31, 2015 due to changes in
(dollars in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$12,022	$4,485	$16,507
Loans held for sale	3,490	(1,873)	1,617
Securities available for sale and other securities:
Taxable	(1,156)	19	(1,137)
Tax Exempt(2)	1,087	(159)	928
Federal funds sold and balances at Federal Reserve Bank	19	(6)	13
Time deposits in other financial institutions	227	(97)	130
FHLB stock	(2)	2	—
Total interest income(2)	$15,687	$2,371	18,058
Interest-bearing liabilities:
Time deposits	471	(101)	370
Money market	595	220	815
Negotiable order of withdrawal accounts	296	20	316
Savings deposits	(198)	(253)	(451)
FHLB advances	(147)	227	80
Other borrowings	(217)	20	(197)
Long-term debt	(102)	(197)	(299)
Total interest expense	698	(64)	634
Change in net interest income(2)	$14,989	$2,435	$17,424
(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $8.1 and $5.0 and accretion of $3.5 and $0.3 are included in interest income in the year ended December 31, 2016 and 2015, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $18.1 million increase in loan and loans held for sale interest income during the year ended December 31, 2016 compared to year ended December 31, 2015 was the primary driver of the $17.4 increase in net interest income. The increase in loan interest income on loans held for investment was driven by an increase in average loan balances of $222.1 million, or 14.5%, to $1.8 billion as of December 31, 2016, as compared to $1.5 billion as of year ended December 31, 2015. Our loan growth during the period was driven by growth in our metropolitan markets, primarily in the Nashville MSA, resulting from the investment in new locations and banking teams and improving economic conditions in addition to the acquisition of NWGB. The increase in average loans held for sale of $112.3 million was the result of increased volume driven by lower interest rates, an increase in mortgage loan officers and expansion of our delivery channels.

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year ended December 31, 2015 compared to year ended December 31, 2014 due to changes in
(dollars in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$7,648	$(1,242)	$6,406
Loans held for sale	5,697	467	6,164
Securities available for sale and other securities:
Taxable	(1,174)	(1,418)	(2,592)
Tax Exempt(2)	(201)	(4)	(205)
Federal funds sold and balances at Federal Reserve Bank	5	1	6
Time deposits in other financial institutions	5	13	18
FHLB stock	6	(6)	—
Total interest income(2)	11,986	(2,189)	9,797
Interest-bearing liabilities:
Time deposits	(156)	(768)	(924)
Money market	215	212	427
Negotiable order of withdrawal accounts	173	(111)	62
Savings deposits	108	(105)	3
FHLB advances	(253)	(7)	(260)
Other borrowings	20	192	212
Long-term debt	—	(123)	(123)
Total interest expense	107	(710)	(603)
Change in net interest income(2)	$11,879	$(1,479)	$10,400
(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $5.0 and $4.4 and accretion of $0.3 and $0 are included in interest income in the year ended December 31, 2015 and 2014, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $12.6 million increase in loans and loans held for sale interest income for the year ended December 31, 2015 compared to the year ended December 31, 2014 was the primary driver of the $10.4 million increase in net interest income. The increase in loan interest income was driven by an increase in average loan balances of $149.4 million, or 10.8% to $1.5 billion as of December 31, 2015, as compared to $1.4 billion as of December 31, 2014. Our loan growth during the period was driven by growth in our metropolitan markets, primarily in the Nashville MSA, resulting from the investment in new locations and banking teams and improving economic conditions in addition to the acquisition of NWGB. The increase in loans held for sale of $147.7 million was the result of an increase in mortgage loan officers and the growth of our internet delivery channel.

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

Year ended December 31, 2016 compared to year ended December 31, 2015.

Our reversal of the provision for loan losses for the year ended December 31, 2016 was $1.5 million as compared to $3.1 million for the year ended December 31, 2015, reflecting our operating environment and continual improvement in credit quality throughout the year ended December 31, 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014.

Our reversal of the provision for loan losses for the year ended December 31, 2015 was $3.1 million as compared $2.7 million for the year ended December 31, 2014, reflecting our improved credit quality and a decrease in troubled loans throughout 2014 and 2015.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, securities gains and all other noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Mortgage banking income	$117,751	$70,190	$31,135
Service charges on deposit accounts	8,009	7,389	7,333
ATM and interchange	7,791	6,536	5,633
Investment services income	3,337	3,260	3,520
Bargain purchase gain	—	2,794	—
Gain on sale of securities	4,407	1,844	2,000
Net gain (loss) on sales or write-downs of foreclosed assets	1,282	(317)	132
Other	2,108	684	1,049
Total noninterest income	$144,685	$92,380	$50,802

Year ended December 31, 2016 compared to year ended December 31, 2015

Noninterest income was $144.7 million for the year ended December 31, 2016, an increase of $52.3 million, or 56.6%, as compared to $92.4 million for the year ended December 31, 2015. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 4.7% in the year ended December 31, 2016 as compared to 3.5% in the year ended December 31, 2015.

Mortgage banking income primarily includes origination fees on mortgage loans, gains and losses on the sale of mortgage loans, fees from wholesale and third party origination services provided to community banks and mortgage companies, and mortgage servicing fees. Mortgage banking income was $117.8 million and $70.2 million for the year ended December 31, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $4,671.6 million for the year ended December 31, 2016 as compared to $2,757.5 million for the year ended December 31, 2015. The increase in originations of mortgage loans to be sold is due to increased overall volume as well as the expansion of the consumer direct delivery and correspondent delivery channels and a favorable interest rate environment through the third quarter of 2016. During the fourth quarter of 2016, mortgage rates increased above prevailing rates experienced during the first three quarters of 2016. The combination of this increase in rates and the overall seasonal nature of historical mortgage production caused a decline in the level of interest rate lock commitments during the fourth quarter, which we expect to persist through the first quarter of 2017, driving a decrease in net contribution from overall mortgage operations in the first quarter of 2017. This information is based on current information available and could change as market conditions, including interest rates, change throughout the year. The components of mortgage banking income for the December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Mortgage banking income:
Origination and sales of mortgage loans	$94,472	$64,319	$24,724
Net change in fair value of loans held for sale and derivatives	11,216	2,257	6,070
Mortgage servicing income	12,063	3,614	341
Total mortgage banking income	$117,751	$70,190	$31,135
Origination volume	$4,671,561	$2,757,463	$1,156,187
Outstanding principal balance of mortgage loans serviced	$2,833,958	$2,545,449	$522,194

Mortgage banking income attributable to our Banking segment was $25.5 million and $18.7 million for the year ended December 31, 2016 and 2015, respectively, and mortgage banking income attributable to our Mortgage segment was $92.2 million and $51.5 million for the year ended December 31, 2016 and 2015, respectively.

Service charges on deposit accounts were $8.0 million, an increase of $0.6 million or 8.4% for the year ended December 31, 2016, compared to $7.4 million for the year ended December 31, 2015. The increase in service charges on deposit accounts in the year ended December 31, 2016 was primarily the result of deposit account growth driven by our acquisition of NWGB.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 19.2% to $7.8 million during the year ended December 31, 2016 as compared to $6.5 million for the year ended December 31, 2015 as a result of increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions in addition to our acquisition of NWGB.

Investment services income remained flat for the year ended December 31, 2016 at $3.3 million compared to $3.3 million for the year ended December 31, 2015.

Gains on sales of securities for the year ended December 31, 2016 were $4.4 million, resulting from the sale of approximately $271.1 million in securities, compared to gains on sales of securities for the year ended December 31, 2015 of $1.8 million. The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth.

Net gain on sales or write-downs of foreclosed assets for the year ended December 31, 2016 was $1.3 million compared to a net loss of $317 thousand for the year ended December 31, 2015. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the year ended December 31, 2016 was $2.1 million as compared to other noninterest income of $0.7 million for the year ended December 31, 2015. This $1.4 million increase in other noninterest income was due to recoveries on acquired loans of $0.8 million that were charged off prior to the acquisition of NWGB in addition to increased miscellaneous income items associated with our overall growth.

Year ended December 31, 2015 compared to year ended December 31, 2014

Noninterest income was $92.4 million for the year ended December 31, 2015, an increase of $41.6 million, or 81.8%, as compared to $50.8 million for the year ended December 31, 2014. Our acquisition of NWGB also contributed $1.0 million to this increase. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 3.5% for the year ended December 31, 2015 as compared to 2.2% for the year ended December 31, 2014.

Mortgage banking income was $70.2 million and $31.1 million for the years ended December 31, 2015 and 2014, respectively. Originations of mortgage loans to be sold totaled $2,757.5 million for the year ended December 31, 2015 as compared to $1,156.2 million for the year ended December 31, 2014. The increase in originations of mortgage loans to be sold is due to origination increases in our retail and third party origination channels as well as the expansion of the consumer direct delivery channel and a favorable interest rate environment. Mortgage banking income attributable to our Banking segment was $18.7 million and $9.0 million for the years ended December 31, 2015 and 2014, respectively, and mortgage banking income attributable to our Mortgage segment was $51.5 million and $22.2 million for the years ended December 31, 2015 and 2014.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $7.4 million for the year ended December 31, 2015, remaining relatively flat from the year ended December 31, 2014.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. Other charges and fees increased 16.0% to $6.5 million for the year ended December 31, 2015 as compared to $5.6 million in the year ended December 31, 2014, as a result of increased debit card fees from continued growth in client usage of debit cards.

Investment services income declined slightly to $3.3 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014.

Bargain purchase gain of $2.8 million for the year ended December 31, 2015 represents the excess fair value of net assets acquired over the purchase price in our acquisition of NWGB.

Gains on sales of securities for the year ended December 31, 2015 were $1.8 million, resulting from the sale of approximately $194.6 million in securities, compared to gains on sales of securities in the year ended December 31, 2014 of $2.0 million. The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth.

Net loss on sales or write-downs of foreclosed assets for the year ended December 31, 2015 was $317 thousand compared to a net gain of $132 thousand for the year ended December 31, 2014. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the year ended December 31, 2015 was $0.7 million as compared to other noninterest income of $1.0 million for the year ended December 31, 2014. This $0.4 million decrease in other noninterest income was partly due to a $0.4 million loss incurred on the dissolution of a limited partnership in the year ended December 31, 2015.

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

The following table sets forth the components of noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Salaries and employee benefits	$113,992	$84,214	$63,863
Occupancy and fixed asset expense	12,611	10,777	9,421
Legal and professional fees	3,514	3,355	3,175
Data processing expense	4,181	2,053	2,430
Merger and conversion expenses	3,268	3,543	—
Amortization of core deposit intangible	2,132	1,731	1,613
Amortization of mortgage servicing rights	8,321	2,601	397
Impairment of mortgage servicing rights	4,678	194	—
Loss on sale of mortgage servicing rights	4,447	—	—
Regulatory fees and deposit insurance assessments	1,952	2,190	1,938
Foreclosed assets expense	907	643	1,121
Software license and maintenance fees	2,874	1,986	1,416
Advertising	10,608	7,866	2,873
Other	21,305	17,339	13,916
Total noninterest expense	$194,790	$138,492	$102,163

Year ended December 31, 2016 compared to year ended December 31, 2015

Noninterest expense increased by $56.3 million during the year ended December 31, 2016 to $194.8 million as compared to $138.5 million in the year ended December 31, 2015. This increase resulted primarily from higher salaries and employee benefits expenses (including in connection with one time IPO awards described below) in addition to impairment of mortgage servicing rights and increased costs associated with our growth, especially in mortgage and from our acquisition of NWGB.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 58.5% and 60.8% of total noninterest expense in the year ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, salaries and employee benefits expense increased $29.8 million, or 35.4%, to $114.0 million as compared to $84.2 million for the year ended December 31, 2015. The increase was primarily due to the $26.8 million increase in mortgage banking salaries and benefits resulting from the increase in mortgage production, expansion and growth of our senior management team. This also included equity compensation grants that were made in conjunction with our initial public offering to all full-time associates. Salaries and employee benefits expense includes amounts earned under our three management incentive plans that are based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. Aggregate salaries and employee benefits expense recognized under these incentive plans totaled $5.4 million and $3.2 million for the year ended December 31, 2016 and 2015, respectively. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Additionally, we granted certain employees and executive officers restricted stock units in a total grant value of $18.2 million. Expense related to these grants amounted to $4.3 million in the year ended December 31, 2016. As of December 31, 2016, there was $15.7 million in total unrecognized expense related to these grants and the conversion of the equity based incentive plan units to be recognized over the remaining vesting period.

Occupancy and fixed asset expense in the year ended December 31, 2016 was $12.6 million, an increase of $1.8 million, compared to $10.8 million for the year ended December 31, 2015. This increase was attributable to expansion in mortgage, the addition of our new branch in the Nashville MSA and the acquisition of NWGB, which would have been included for the full year in 2016. During 2017, we expect to incur significant costs in connection with the proposed acquisition and integration of the Clayton Banks.

Legal and professional fees were $3.5 million for the year ended December 31, 2016 as compared to $3.4 million for the year ended December 31, 2015. The increase in legal and professional fees is attributable to additional professional services related to our growth and volume of business.

Data processing costs increased $2.1 million, or 103.7%, to $4.2 million for the year ended December 31, 2016 from $2.1 million for the year ended December 31, 2015. The increase for the year ended December 31, 2016 was attributable to our growth and volume of transaction processing, partially attributable to our acquisition of NWGB.

Merger and conversion expenses related to the acquisition of NWGB and conversion of our core processing system were $3.3 million for the year ended December 31, 2016 as compared to $3.5 million for the year ended December 31, 2015. We do not anticipate incurring additional costs related to our acquisition of NWGB or our core processor conversion from Cardinal to Jack Henry Silverlake.  However, we do anticipate to incur significant costs in connection with our proposed acquisition and integration of the Clayton Banks during 2017.

Amortization of intangible assets totaled $2.1 million for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015. This amortization relates to core deposit intangible assets, which are being amortized over their useful lives. As of December 31, 2016, these intangible assets have remaining estimated useful lives of approximately 9 years.

Prior to 2014, all of our mortgage loan sales transferred servicing rights to the buyer. Beginning in the first quarter of 2014, we began retaining some servicing rights. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortization of mortgage servicing rights is determined using the level yield method based on the expected life of the loan. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs and other factors. Mortgage servicing rights were carried at amortized cost less impairment of $32.1 million and $29.7 million at December 31, 2016 and 2015, respectively, and amortization expense amounted to $8.3 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on mortgage servicing rights of $4.7 million and $194 thousand were recognized in earnings in the years ended December 31, 2016 and 2015, respectively.

In 2016, the Company sold $30.7 million of mortgage servicing rights on $3.4 billion of serviced mortgage loans. The company will continue to subservice these loans until they can be transferred.  Based on current management plans, the Company plans to retain the remaining MSRs related primarily to the retail mortgage originations within its existing footprint for relationship purposes while selling non-retail originated MSRs through various transactions in future periods.

Regulatory fees and deposit insurance assessments were relatively flat, amounting to $2.0 million and $2.2 million for year ended December 31, 2016 and 2015, respectively.

Expenses related to foreclosed assets for the year ended December 31, 2016 were $907 thousand, an increase of $264 thousand compared to $643 thousand for the year ended December 31, 2015. Legal fees related to foreclosed real estate sold was the primary driver for the increase.

Software license and maintenance fees for the year ended December 31, 2016 were $2.9 million, an increase of $0.9 million compared to $2.0 million for the year ended December 31, 2015. This increase is due to our growth and customization costs associated with the conversion of our core system to Jack Henry Silverlake during the second quarter of 2016.

Advertising costs for the year ended December 31, 2016 were $10.6 million, an increase of $2.7 million compared to $7.9 million for the year ended December 31, 2015. This increase was largely driven by the mortgage segment’s internet delivery channel and communications surrounding our second quarter conversion to Jack Henry Silverlake.

Other noninterest expense for year ended December 31, 2016 was $21.3 million, an increase of $4.0 million from the year ended December 31, 2015, reflecting an increase of various expenses in mortgage banking activities and overall growth, including from the acquisition of NWGB.

Year ended December 31, 2015 compared to year ended December 31, 2014

Noninterest expense increased by $36.3 million for the year ended December 31, 2015 to $138.5 million as compared to $102.2 million for the year ended December 31, 2014. This increase resulted primarily from higher salaries and employee benefits expenses associated with the expansion of our mortgage banking business. Our acquisition of NWGB contributed $1.7 million to the overall increase.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 60.8% and 62.5% of total noninterest expense for the year ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, salaries and employee benefits expense increased $20.3 million, or 31.9%, to $84.2 million as compared to $63.9 million for the year ended December 31, 2014. The increases for the year ended December 31, 2015 were primarily due to the $18.1 million increase in mortgage banking salaries and benefits resulting from the increase in mortgage loan origination and delivery expansion. Salaries and employee benefits expense includes amounts earned under our three management incentive plans that are based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. Aggregate salaries and employee benefits expense recognized under these incentive plans totaled $3.2 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively.

Occupancy and fixed asset expense for the year ended December 31, 2015 was $10.8 million, an increase of $1.4 million, compared to $9.4 million from the year ended December 31, 2014. This increase was attributable to new branch expansion in the Nashville and Huntsville markets.

Legal and professional fees were $3.4 million for the year ended December 31, 2015 as compared to $3.2 million for the year ended December 31, 2014. The increase in professional fees is attributable to additional professional services related to our growth and volume of business in addition to certain merger-related costs.

Data processing costs decreased $300 thousand, or 15.5%, to $2.1 million for the year ended December 31, 2015 from $2.4 million for the year ended December 31, 2014. The decrease for the year ended December 31, 2015 was attributable to a change in vendors for item transaction processing.

Merger and conversion expenses related to the acquisition of NWGB and conversion of our core processing system were $3.5 million for the year ended December 31, 2015. Approximately $2.2 million was related to the termination of our then existing contract with our core system service provider in conjunction with our core system conversion in 2016.

Amortization of core deposit intangible assets totaled $1.7 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively. This amortization relates to core deposit intangible assets, which are being amortized over their useful lives. As of December 31, 2015, the intangible assets which existed prior to the acquisition of NWGB have remaining estimated useful lives of approximately 1 year. As a result of the acquisition of NWGB during the fourth quarter of 2015, we acquired $4.9 million in core deposit intangible assets, which is estimated to have a useful life of approximately 10 years.

Mortgage servicing rights were carried at cost less impairment of $29.7 million at December 31, 2015 as compared to a cost of $6.0 million at December 31, 2014. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on mortgage servicing rights of $194 thousand were recognized in earnings for the year ended December 31, 2015. No impairment was recognized for the year ended December 31, 2014.

Regulatory and deposit insurance assessments were $2.2 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. The increase was primarily due to an increase in deposits.

Expenses related to foreclosed assets for the year ended December 31, 2015 were $643 thousand, a decrease of $478 thousand compared to the year ended December 31, 2014. Legal fees related to foreclosed real estate sold was the primary driver for the increase.

Software license and maintenance fees for the year ended December 31, 2015 were $2.0 million, an increase of $0.6 million compared to $1.4 million for the year ended December 31, 2014.

Advertising costs for the year ended December 31, 2015 were $7.9 million, an increase of $5.0 million compared to $2.9 million for December 31, 2014. This increase was largely driven by mortgage banking segment’s internet delivery channel.

Other noninterest expense for the year ended December 31, 2015 was $17.3 million, an increase of $3.4 million from the year ended December 31, 2014, reflecting an increase of various expenses in our mortgage banking activities.

Efficiency ratio

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income and noninterest income. For an adjusted efficiency ratio, we exclude certain gains and expenses we do not consider core to our business.

Our efficiency ratio was 76.20%, 74.36% and 76.14% for the years ended December 31, 2016, 2015 and 2014. Our adjusted efficiency ratio, on a tax-equivalent basis, was 70.59%, 73.10%, and 73.93% for the years ended December 31, 2016, 2015 and 2014, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Return on average total assets	1.35%	1.86%	1.40%
Return on average shareholders' equity	14.68%	20.91%	15.94%
Dividend payout ratio	170.73%	49.31%	51.14%
Average shareholders’ equity to average assets	9.22%	8.88%	8.81%

Income tax

Income tax expense was $21.7 million, $3.0 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Income tax expense for the year ended December 31, 2016 includes the $13.2 million increase in deferred tax liability associated with our conversion to a C corporation. From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to June 30, 2016. We terminated our status as an S Corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income in the third quarter of 2016 and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 and each such period will reflect a provision for federal income taxes. See “Pro forma income tax expense and net income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation for the full periods.

Pro forma income tax expense and net income

We have determined that had we been taxed as a C Corporation and paid U.S. federal income tax for the years ended December 31, 2016, 2015, and 2014, our combined effective income tax rate would have been 36.75%, 35.08% and 35.63% respectively. These pro forma effective rates reflect a U.S. federal income statutory tax rate of 35.00% on corporate income and the fact that a portion of our net income in each of these periods was derived from nontaxable investment income, a bargain purchase gain in the third quarter of 2015, and other nondeductible expenses. Our net income for the years ended December 31, 2016, 2015 and 2014 was $40.6 million, $47.9 million and $32.5 million, respectively, and our tax-equivalent net interest income for the same periods was $113.3 million, $95.9 million and $85.5 million, respectively. Had we been subject to U.S. federal income tax during these periods, on a pro forma basis, our provision for combined federal and state income tax would have been $22.9 million, $17.8 million and $12.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases in such pro forma provision for U.S. federal income tax would have resulted primarily from the increase in our net income for such periods. As a result of the foregoing factors, our unaudited pro forma net income (after U.S. federal income tax) for the years ended December 31, 2016, 2015 and 2014 would have been $39.4 million, $33.0 million and $22.4 million, respectively.

Financial condition

The following discussion of our financial condition compares for the year ended December 31, 2016 with the year ended December 31, 2015.

Total assets

Our total assets were $3.28 billion at December 31, 2016.  This compares to total assets of $2.90 billion as of December 31, 2015. The increase in total assets is primarily attributable to increases in both loans held for sale and loan held for investment balances, driven by strong demand for our loan products in our markets and the success of our growth initiatives.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 56.4% and 58.7% of our total assets as of December 31, 2016 and 2015, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $146.9 million, or 8.6%, to $1.85 billion as of December 31, 2016 as compared to $1.70 billion as of December 31, 2015. Our loan growth during the year ended December 31, 2016 has been comprised of an increase of $67.4 million or 21.2% in commercial and industrial loans, an increase of $7.7 million or 3.2% in construction loans, an increase of $19.7 million or 5.8% in owner occupied commercial real estate loans, an increase of $60.0 million or 28.9% in non-owner occupied commercial real estate loans as well as a decrease in residential real estate loans of $4.6 or 0.9% and a decrease in consumer and other loans of $3.3 or 4.3%, respectively. The increase in loans during the year ended December 31, 2016 is attributable to continued strong demand in our metropolitan markets, the favorable interest rate environment through the third quarter of 2016 and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	As of December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$386,233	21%	$318,791	19%	$265,818	18%	$251,557	19%	$207,742	17%
Construction	245,905	13%	238,170	14%	165,957	12%	112,060	8%	94,167	8%
Residential real estate:
1-to-4 family	294,924	16%	290,704	17%	266,641	19%	251,271	19%	238,544	19%
Line of credit	177,190	10%	171,526	10%	159,868	11%	158,111	12%	163,655	13%
Multi-family	44,977	2%	59,510	3%	52,238	4%	45,497	3%	44,159	3%
Commercial real estate:
Owner-Occupied	357,346	19%	337,664	20%	291,161	21%	264,111	20%	258,212	21%
Non-Owner Occupied	267,902	15%	207,871	12%	151,980	11%	200,349	15%	171,285	14%
Consumer and other	74,307	4%	77,627	5%	62,233	4%	58,391	4%	61,913	5%
Total loans	$1,848,784	100%	$1,701,863	100%	$1,415,896	100%	$1,341,347	100%	$1,239,677	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2016 and 2015, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Loan categories

The principal categories of our loans held for investment portfolio are discussed below and in the “Business: Products and Services: Lending Strategy” section of this Annual Report:

Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of December 31, 2016, our commercial and industrial loans comprised of $386.2 million, or 21% of loans, compared to $318.8 million, or 19%, of loans as of December 31, 2015.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of December 31, 2016, our owner occupied commercial real estate loans comprised $357.3 million or 19% of loans, compared to $337.7 million, or 20%, of loans as of December 31, 2015.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of December 31, 2016, our non-owner occupied commercial real estate loans comprised $267.9 million, or 15% of loans, compared to $207.9 million, or 12%, of loans as of December 31, 2015.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of December 31, 2016, our residential real estate mortgage loans comprised $294.9 million, or 16% of loans, compared to $290.7 million, or 17%, of loans as of December 31, 2015.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of December 31, 2016 comprised $177.2 million or 10% of loans compared to $171.5 million, or 10%, of loans as of December 31, 2015.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of December 31, 2016 comprised $45.0 million, or 2% of loans, compared to $59.5 million, or 3%, of loans as of December 31, 2015.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of December 31, 2016, our construction loans comprised $245.9 million, or 13% of loans compared to $238.2 million, or 14% of loans as of December 31, 2015.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio As December 31, 2016, our consumer and other loans comprised $74.3 million, or 4% of loans, compared to $77.6 million, or 5% of loans as of December 31, 2015.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of December 31, 2016 and 2015. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2016
Commercial	$158,621	$172,112	$55,500	$386,233
Commercial real estate:
Owner occupied	69,642	230,289	57,415	357,346
Non-owner occupied	55,611	161,341	50,950	267,902
Residential real estate:
1-to-4 family	44,631	115,783	134,510	294,924
Line of credit	15,614	39,232	122,344	177,190
Multi-family	4,089	39,938	950	44,977
Construction	146,447	79,108	20,350	245,905
Consumer and other	30,174	31,436	12,697	74,307
Total	$524,829	$869,239	$454,716	$1,848,784

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2015
Commercial	$146,057	$166,011	$6,723	$318,791
Commercial real estate:
Owner occupied	43,326	244,082	50,256	337,664
Non-owner occupied	25,306	166,971	15,594	207,871
Residential real estate:
1-to-4 family	67,837	130,751	92,116	290,704
Line of credit	20,562	58,039	92,925	171,526
Multi-family	5,849	52,485	1,176	59,510
Construction	105,758	114,187	18,225	238,170
Consumer and other	40,348	36,309	970	77,627
Total	$455,043	$968,835	$277,985	$1,701,863

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of December 31, 2016 and 2015:

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
Commercial	$117,960	$109,652	$227,612
Commercial real estate:
Owner occupied	195,188	92,516	287,704
Non-owner occupied	125,784	86,507	212,291
Residential real estate:
1-to-4 family	210,820	39,473	250,293
Line of credit	686	160,890	161,576
Multi-family	39,504	1,384	40,888
Construction	32,585	66,873	99,458
Consumer and other	41,921	2,212	44,133
Total	$764,448	$559,507	$1,323,955

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2015
Commercial	$93,120	$79,614	$172,734
Commercial real estate:
Owner occupied	216,706	77,632	294,338
Non-owner occupied	145,997	36,568	182,565
Residential real estate:
1-to-4 family	197,840	25,027	222,867
Line of credit	570	150,394	150,964
Multi-family	52,356	1,305	53,661
Construction	48,003	84,409	132,412
Consumer and other	36,843	436	37,279
Total	$791,435	$455,385	$1,246,820

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2016 and 2015:

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
One year or less	$244,419	$280,410	$524,829
One to five years	571,492	297,747	869,239
More than five years	192,956	261,760	454,716
Total	$1,008,867	$839,917	$1,848,784
	54.57%	45.43%	100.00%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2015
One year or less	$238,172	$216,871	$455,043
One to five years	671,592	297,243	968,835
More than five years	119,843	158,142	277,985
Total	$1,029,607	$672,256	$1,701,863
	60.50%	39.50%	100.00%

Of the loans shown above with floating interest rates totaling $839.9 million as of December 31, 2016, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of December 31, 2016
Loans with current rates above floors	$57	—	$68,619	—	$141,049	—
Loans with current rates below floors:
1-25 bps	12	25.00	23,982	20.01	8,993	21.37
26-50 bps	—	—	623	49.30	1,778	47.93
51-75 bps	174	75.00	5,425	74.09	987	60.51
76-100 bps	—	—	3,319	98.89	291	88.27
101-125 bps	—	—	8,401	120.01	4,880	123.71
126-150 bps	—	—	410	150.00	37	133.00
151-200 bps	—	—	6,062	171.88	1,075	174.33
200-250 bps	224	225.00	10,430	225.05	256	223.20
251 bps and above	—	—	354	326.79	123	253.13
Total loans with current rates below floors	$410	136.62	$59,006	45.73	$18,420	7.84

Asset quality

In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Furthermore, we are committed to collecting on all of our loans and, as a result, at times have lower net charge-offs compared to many of our peer banks. This practice can result in us carrying higher nonperforming assets on our books than our peers, however, our nonperforming assets in recent years has been lower than peers due to strong asset quality.  We believe that our commitment to collecting on all of our loans results in higher loan recoveries.

Nonperforming assets

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. As of December 31, 2016 and 2015, we had $19.1 million and $24.9 million, respectively, in nonperforming assets. If such nonperforming assets would have been current during the year ended December 31, 2016 and 2015, we would have recorded an additional $0.6 million and $1.0 million of interest income, respectively. No significant amount of interest income was recognized from loans classified as nonperforming during the year ended December 31, 2016 or 2015. We had net interest charged off of $0.5 million and net interest recoveries of $0.3 million for the year ended December 31, 2016 and 2015, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods. The decline in our nonperforming assets is the result of the consistent improvement in our overall credit quality as economic conditions in our markets have remained strong throughout 2016.

The following table provides details of our nonperforming assets, the ratio of such loans and foreclosed assets to total assets as of the dates presented, and certain other related information:

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Loan Type
Commercial and industrial	$1,424	$1,732	$2,214	$1,582	$2,503
Construction	271	305	3,142	6,230	11,596
Residential real estate:
1-to-4 family mortgage	2,986	2,392	4,022	6,000	5,401
Residential line of credit	1,034	1,437	1,163	1,389	1,524
Multi-family mortgage	—	—	1,165	1,262	7,362
Commercial real estate:
Owner occupied	2,007	1,974	2,528	5,212	5,827
Non-owner occupied	2,251	3,512	2,827	6,607	17,303
Consumer and other	85	235	142	140	169
Total nonperforming loans	10,058	11,587	17,203	28,422	51,685
Other real estate owned	7,403	11,641	7,259	8,796	10,772
Other	1,654	1,654	1,654	1,654	1,672
Total nonperforming assets	$19,115	$24,882	$26,116	$38,872	$64,129
Total nonperforming loans as a percentage of loans	0.54%	0.68%	1.21%	2.12%	4.17%
Total nonperforming assets as a percentage of total assets	0.58%	0.86%	1.01%	1.72%	2.87%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.04%	0.03%	0.08%	0.12%	0.10%
Loans restructured as troubled debt restructurings	$8,802	$15,289	$18,823	$36,855	$48,193
Troubled debt restructurings as a percentage of loans	0.48%	0.90%	1.33%	2.60%	3.89%

Total nonperforming loans as a percentage of loans were 0.5% as of December 31, 2016 as compared to 0.7% as of December 31, 2015. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 216.22% as of December 31, 2016 as compared to 211.10% as of December 31, 2015.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2016. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $5.7 million at December 31, 2016, as compared to $5.0 million for the year ended December 31, 2015.

Under acquisition accounting rules, loans (including those considered non-performing) acquired from NWGB were recorded at their estimated fair value. We recorded the loan portfolio acquired from NWGB at fair value as of the acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses. The purchased non-credit impaired loans had a remaining discount that will accrete into interest income over the life of the loans of $1.2 million and $2.1 million, as of December 31, 2016 and 2015, respectively. The purchased credit impaired loans had a remaining accretable discount of $2.4 million and $1.6 million, as of December 31, 2016 and 2015, respectively, which is the result of reclassifications from the nonaccretable difference due to pay-downs and credit improvements.

Foreclosed assets consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write- downs of foreclosed assets” in the accompanying consolidated statements of income. Foreclosed assets with a cost basis of $6.7 million were sold as of year ended December 31, 2016, resulting in a net gain of $1.3 million. Foreclosed assets with a cost basis of $3.8 million were sold during the year ended December 31, 2015, resulting in a net loss of $317 thousand.

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

Loans totaling $38.6 million and $48.5 million were classified substandard under our policy at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, $16.1 million and $21.4 million of substandard loans were acquired with deteriorated credit quality in connection with our acquisition of NWGB. The following table sets forth information related to the credit quality of our loan portfolio at December 31, 2016 and 2015.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2016
Commercial and industrial	$351,046	$31,074	$4,113	$386,233
Construction	236,588	4,612	4,705	245,905
Residential real estate:
1-to-4 family mortgage	277,948	6,945	10,031	294,924
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,055	44,977
Commercial real estate:
Owner occupied	338,698	10,459	8,189	357,346
Non-owner occupied	249,877	10,273	7,752	267,902
Consumer and other	73,454	417	436	74,307
Total loans	$1,744,392	$65,807	$38,585	$1,848,784

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2015
Commercial and industrial	$310,997	$2,166	$5,628	$318,791
Construction	226,829	3,238	8,103	238,170
Residential real estate:
1-to-4 family mortgage	271,001	9,367	10,336	290,704
Residential line of credit	165,838	3,069	2,619	171,526
Multi-family mortgage	58,234	166	1,110	59,510
Commercial real estate:
Owner occupied	318,221	8,789	10,654	337,664
Non-owner occupied	178,269	20,158	9,444	207,871
Consumer and other	76,515	477	635	77,627
Total loans	$1,605,904	$47,430	$48,529	$1,701,863

Allowance for loan losses

The allowance for loan losses is the amount that, based on our judgment, is required to absorb probable credit losses inherent in our loan portfolio and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Among the material estimates required to establish the allowance are loss exposure at default, the amount and timing of future cash flows on impacted loans, value of collateral and determination of the loss factors to be applied to the various elements of the portfolio.

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

In addition, on a regular basis, management and the Bank’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $21.7 million and $24.5 million at December 31, 2016 and 2015, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	As of December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$5,309	24%	$5,135	21%	$6,600	23%	$6,756	21%	$7,009	18%
Construction	4,940	23%	5,143	21%	3,721	13%	5,033	16%	4,647	12%
Residential real estate:
1-to-4 family mortgage	3,197	15%	4,176	17%	6,364	22%	7,211	22%	7,738	20%
Residential line of credit	1,613	8%	2,201	9%	2,790	9%	2,775	8%	2,213	6%
Multi-family mortgage	504	2%	311	1%	184	1%	342	1%	2,546	7%
Commercial real estate:
Owner occupied	3,302	15%	3,682	15%	6,075	21%	5,659	17%	6,258	16%
Non-owner occupied	2,019	9%	2,622	11%	2,641	9%	3,438	11%	7,432	19%
Consumer and other	863	4%	1,190	5%	655	2%	1,139	4%	695	2%
Total allowance	$21,747	100%	$24,460	100%	$29,030	100%	$32,353	100%	$38,538	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan loss at beginning of period	$24,460	$29,030	$32,353	$38,538	$39,711
Charge-offs:
Commercial and industrial	(562)	(953)	(1,514)	(1,123)	(401)
Construction	(2)	(81)	(292)	(582)	(10)
Residential real estate:
1-to-4 family mortgage	(224)	(828)	(1,486)	(383)	(113)
Residential line of credit	(132)	(230)	(462)	(500)	(1,445)
Multi-family mortgage	—	—	—	(4,236)	—
Commercial real estate:
Owner occupied	(249)	(1,062)	(688)	(36)	(1,472)
Non-owner occupied	(527)	(54)	(1,008)	(14)	(291)
Consumer and other	(1,154)	(1,136)	(911)	(762)	(707)
Total charge-offs	(2,850)	(4,344)	(6,361)	(7,636)	(4,439)
Recoveries:
Commercial and industrial	524	112	610	252	539
Construction	216	1,354	539	2,092	1,299
Residential real estate:
1-to-4 family mortgage	127	161	222	80	188
Residential line of credit	174	286	166	166	118
Multi-family mortgage	—	—	3,065	—	2
Commercial real estate:
Owner occupied	140	35	162	223	151
Non-owner occupied	195	342	568	25	66
Consumer and other	240	548	422	132	375
Total recoveries	1,616	2,838	5,754	2,970	2,738
Net charge offs	(1,234)	(1,506)	(607)	(4,666)	(1,701)
Provision (reversal of provision) for loan loss charged to operations	(1,479)	(3,064)	(2,716)	(1,519)	528
Allowance for loan loss at the end of period	$21,747	$24,460	$29,030	$32,353	$38,538
Ratio of net charge-offs during the period to average loans outstanding during the period	-0.07%	-0.10%	-0.04%	-0.35%	-0.14%
Allowance for loan loss as a percentage of loans at end of period	1.18%	1.50%	2.05%	2.41%	3.11%
Allowance of loan loss as a percentage of nonperforming loans	216.22%	211.10%	168.75%	113.80%	74.56%

Mortgage loans held for sale

Mortgage loans held for sale were $507.4 million at December 31, 2016 compared to $273.2 million at December 31, 2015. Originations of mortgage loans to be sold totaled $4,671.6 million and $2,757.5 million for the year ended December 31, 2016 and 2015, respectively. Generally, mortgage origination activity increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Increasing originations during 2016 reflect a favorable interest rate environment and the ongoing expansion of our mortgage banking business, including our expansion of our internet and correspondent delivery channels and increased origination volume in our retail and third party origination channels. We experienced record high volume in our interest rate lock commitments through the third quarter of 2016, which declined in the fourth quarter due to an increase in interest rates.

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

Total deposits were $2.67 billion and $2.44 billion as of December 31, 2016 and 2015, respectively. Noninterest-bearing deposits at December 31, 2016 and 2015 were $697.1 million and $627.0 million, respectively, while interest-bearing deposits were $1,974.5 million and $1,811.5 million at December 31, 2016 and 2015, respectively. The deposit mix shifted in the year ended December 31, 2016 between savings and certificates of deposits due to a restructuring of an IRA savings product to a time deposit product during the second quarter of 2016.  At the time of restructuring, the approximate balance of the effected accounts was $91.0 million.  During the second quarter of 2016, our third party mortgage servicing provider, Cenlar, transferred certain servicing escrow deposit accounts to the Bank which totaled $61.6 million at December 31, 2016. The mix between noninterest bearing and interest bearing demand has remained relatively stagnant, however management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including certain time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of December 31,
	2016			2015			2014
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$697,072	26%	—%	$626,955	26%	—%	$438,360	23%	—%
Interest bearing demand	1,449,382	54%	0.38%	1,273,438	52%	0.35%	1,010,079	53%	0.34%
Savings deposits	134,077	5%	0.37%	212,522	9%	0.51%	165,017	9%	0.57%
Certificates of deposit	391,031	15%	0.48%	325,559	13%	0.51%	310,113	15%	0.74%
Total deposits	$2,671,562	100%	0.29%	$2,438,474	100%	0.30%	$1,923,569	100%	0.36%
Time Deposits
0.00-0.50%	$207,081	53%		$232,255	71%		$216,611	70%
0.51-1.00%	158,257	41%		62,995	19%		49,438	16%
1.01-1.50%	16,209	4%		11,908	4%		16,296	5%
1.51-2.00%	7,855	2%		14,778	5%		12,639	4%
2.01-2.50%	1,603	0%		3,498	1%		9,664	3%
Above 2.50%	26	0%		125	0%		5,465	2%
Total time deposits	$391,031	100%		$325,559	100%		$310,113	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of December 31, 2016 and 2015:

	As of December 31, 2016
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$27,749	$41,699	$69,448
Over Three to Six	33,638	37,745	71,383
Over Six to Twelve	55,494	63,058	118,552
Over Twelve	66,135	65,513	131,648
Total	$183,016	$208,015	$391,031

	As of December 31, 2015
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$37,708	$38,225	$75,933
Over Three to Six	21,492	32,848	54,340
Over Six to Twelve	44,336	59,159	103,495
Over Twelve	47,079	44,712	91,791
Total	$150,615	$174,944	$325,559

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dated indicated:

	December 31,
	2016		2015		2014
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$985	0%	$33,808	5%	$28,517	4%
Mortgage-backed securities	443,908	76%	522,373	81%	530,200	81%
Municipals, tax exempt	116,923	20%	79,837	12%	85,207	13%
Treasury securities	11,757	2%	4,485	1%	—	0%
Equity Securities	8,610	2%	8,884	1%	8,677	1%
Total securities available for sale	$582,183	100%	$649,387	100%	$652,601	99%

The balance of our investment portfolio at December 31, 2016 was $582.2 million compared to $649.4 million at December 31, 2015.  At December 31, 2015, $122.1 million of our investment portfolio was made up of investment securities acquired from NWGB, of which the majority was subsequently sold and reinvested. During the year ended December 31, 2016 and 2015, we purchased $316.4 million and $164.9 million in investment securities, respectively. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 83.0% and 97.2% of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 17.0% and 2.8%, respectively of total securities purchased in the year ended December 31, 2016 and 2015. The carrying value of securities sold during the year ended December 31, 2016 and 2015 totaled $271.1 million and $194.6 million, respectively. Maturities and calls of securities during the year ended December 31, 2016 and 2015, totaled $104.4 million and $103.2 million. As of December 31, 2016, 2015 and 2014, net unrealized losses of $6.3 million and net unrealized gains of $2.7 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of December 31, 2016 and 2015:

	As of December 31,
	2016			2015
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$4,502	0.8%	0.69%	$—	0.0%	0.00%
Maturing in one to five years	7,255	1.2%	1.76%	4,485	0.7%	0.69%
Maturing in five to ten years	—	0.0%	0.00%	—	0.0%	0.00%
Maturing after ten years	—	0.0%	0.00%	—	0.0%	0.00%
Total Treasury securities	11,757	2.0%	1.35%	4,485	0.7%	0.69%
Government agency securities:
Maturing within one year	—	0.0%	0.00%	5,005	0.8%	0.47%
Maturing in one to five years	985	0.2%	1.43%	28,803	4.4%	1.33%
Maturing in five to ten years	—	0.0%	0.00%	—	0.0%	0.0%
Maturing after ten years	—	0.0%	0.00%	—	0.0%	0.0%
Total government agency securities	985	0.2%	1.43%	33,808	5.2%	1.20%
Obligations of state and municipal subdivisions:
Maturing within one year	4,850	0.8%	5.87%	296	0.0%	8.83%
Maturing in one to five years	18,100	3.1%	6.22%	4,281	0.7%	6.13%
Maturing in five to ten years	32,248	5.5%	6.17%	33,782	5.2%	6.02%
Maturing after ten years	61,725	10.6%	4.81%	41,478	6.4%	6.20%
Total obligations of state and municipal subdivisions	116,923	20.0%	5.45%	79,837	12.3%	6.20%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	1	0.0%	2.53%	—	0.0%	0.00%
Maturing in one to five years	137	0.0%	5.32%	254	0.0%	5.01%
Maturing in five to ten years	360	0.1%	5.33%	13,568	2.1%	1.95%
Maturing after ten years	443,410	76.2%	2.17%	508,551	78.3%	2.36%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	443,908	76.3%	2.17%	522,373	80.4%	2.36%
Total marketable equity securities	8,610	1.5%	1.11%	8,884	1.4%	1.06%
Total investment securities	$582,183	100.0%	2.95%	$649,387	100.0%	2.74%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of December 31, 2016
US Government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Equity securities	8,744	1	(135)	8,610
	$588,459	$3,943	$(10,219)	$582,183
As of December 31, 2015
US Government agency securities	$34,161	$—	$(353)	$33,808
Mortgage-backed securities	524,141	3,675	(5,443)	522,373
Municipals, tax exempt	74,945	4,892	—	79,837
Treasury securities	4,507	—	(22)	4,485
Equity securities	8,971	3	(90)	8,884
	$646,725	$8,570	$(5,908)	$649,387

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

	As of December 31, 2016
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
December 31, 2017	$171,814	79%	0.67%
December 31, 2018	10,009	5%	1.94%
December 31, 2019	403	0%	5.90%
December 31, 2020	222	0%	5.47%
December 31, 2021	582	0%	5.84%
Thereafter	33,423	16%	4.30%
Total	$216,453	100%	1.31%

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Average daily amount of short-term borrowings outstanding during the period	$108,335	$184,743	$167,653
Weighted average interest rate on average daily short-term borrowings	0.09%	0.23%	0.13%
Maximum outstanding short-term borrowings outstanding at any month-end	$173,808	$239,536	$209,346
Short-term borrowings outstanding at period end	$171,561	$123,133	$192,494
Weighted average interest rate on short-term borrowings at period end	0.66%	0.17%	0.13%

Lines of credit and other borrowings.

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolios. Under the agreements, we pledge certain qualifying multi-family and 1 to 4 family loans as well as certain investment securities as collateral. As of December 31, 2016 and 2015, the Company had received advances from the FHLB totaling $14.0 million and $33.6 million, respectively.

As of December 31, 2016 and 2015, $525.2 million and $26.1 million, respectively, of 1 to 4 family mortgage loans were pledged to the FHLB Cincinnati, securing advances against the Bank’s line of credit. As of December 31, 2016 and 2015, $40.5 million and $43.8 million, respectively, of multi-family mortgage loans were pledged to the FHLB Cincinnati, securing advances against the Bank’s line.

The Bank has a secured line of credit with the FHLB for $300.0 million and $150.0 million as of December 31, 2016 and 2015, respectively, and the line is secured by qualifying 1 to 4 family and multi-family mortgages in the Bank’s loan portfolio as well as U.S. Government agency securities. Borrowings against this line were $150.0 million and $18.0 million as of December 31, 2016 and 2015, respectively.

In addition to the FHLB line, the Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $125.0 million as of December 31, 2016 and 2015. As of December 31, 2016 and 2015 there were not any borrowings under these lines.

We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of December 31, 2016 and 2015, our $0.9 million investment in the Trusts, was included in other assets in the accompanying consolidated balance sheets and our $30.9 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR of 3.25% (4.25% and 3.75% at December 31, 2016 and 2015, respectively) for the $21.7 million debenture and 3.78% (4.15% and 3.77% at December 31, 2016 and 2015, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event and the $21.7 million debenture may be redeemed prior to 2033 at our option.

At December 31, 2015, we had $10.1 million outstanding in three subordinated notes payable to our majority shareholder reflected in long-term debt on our consolidated balance sheet.  At the completion of the initial public offering, we used a portion of the proceeds to pay off the $10.1 million full outstanding balance plus accrued interest of $106 thousand.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2016 and 2015, securities with a carrying value of $390.8 million and $525.3 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. The balance of outstanding federal funds purchased at December 31, 2016 and 2015 was $150.0 million and $18.0 million, respectively. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2016 and 2015, the balance of our outstanding advances with the FHLB was $14.0 million and $33.6 million, respectively, and a secured short-term borrowing of $150.0 million and $18.0 million, respectively. The total amount of the remaining credit available to us from the FHLB at December 31, 2016 and 2015 was $150.0 million and $132.0 million, respectively. We also maintain lines of credit with other commercial banks totaling $125.0 million. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2016 or 2015.

Holding company liquidity management

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Business: Supervision and Regulation,” section in this Annual Report.

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed an amount equal to the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of December 31, 2016 and 2015, $66.2 million and $54.5 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

The Bank also paid dividends of approximately $14.9 million and $25.1 million to the Company in the year ended December 31, 2016 and 2015, respectively, for dividends to our shareholder and operational expenses that did not require approval from the TDFI.

Additionally, at December 31, 2016 and 2015, the Company had cash balances on deposit with the Bank totaling $31.0 million and $1.3 million for ongoing corporate needs.  During the year ended December 31, 2016, the Company utilized $20 million of the IPO proceeds to inject additional capital into its subsidiary, FirstBank.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of December 31, 2016 and 2015 we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
December 31, 2016
Common Equity Tier 1 (CET1)
FB Financial Corporation	$287,146	11.04%	>	$117,043	>	4.5%		N/A		N/A
FirstBank	$282,271	10.88%	>	$116,748	>	4.5%	>	$168,636	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$338,893	13.03%	>	$208,069	>	8.0%		N/A		N/A
FirstBank	$304,018	11.72%	>	$207,521	>	8.0%	>	$259,401	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$317,146	12.19%	>	$156,101	>	6.0%		N/A		N/A
FirstBank	$282,271	10.88%	>	$155,664	>	6.0%	>	$155,664	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	>	$126,227	>	4.0%		N/A		N/A
FirstBank	$282,271	8.95%	>	$126,155	>	4.0%	>	$157,693	>	5.0%
December 31, 2015
Common Equity Tier 1 (CET1)
FB Financial Corporation	$181,633	8.23%	>	$99,313	>	4.5%		N/A		N/A
FirstBank	$211,780	9.63%	>	$98,963	>	4.5%	>	$142,946	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$246,168	11.15%	>	$176,623	>	8.0%		N/A		N/A
FirstBank	$242,240	11.02%	>	$175,855	>	8.0%	>	$219,819	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$211,633	9.58%	>	$132,547	>	6.0%		N/A		N/A
FirstBank	$211,780	9.63%	>	$131,950	>	6.0%	>	$131,950	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$211,633	7.64%	>	$110,803	>	4.0%		N/A		N/A
FirstBank	$211,780	7.65%	>	$110,735	>	4.0%	>	$138,418	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at December 31, 2016 and 2015, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully phased-in in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules affecting certain changes required by the Dodd-Frank Act, which we refer to as the Basel III Rules, that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implement a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that will affect the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of December 31, 2016 and 2015, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of December 31, 2016 and 2015, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Capital Expenditures

Currently, we have not entered into any projects that would result in material capital expenditures over the next twelve months.

Shareholders’ equity

Our total shareholders’ equity was $330.5 million at December 31, 2016 and $236.7 million, at December 31, 2015. Book value per share was $13.71 at December 31, 2016 and $13.78 at December 31, 2015. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income in addition to net proceeds from the sale of our common stock amounting to $115.5 million.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at anytime, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	December 31,
(dollars in thousands)	2016	2015
Loan commitments	$726,122	$554,274
Standby letters of credit	22,547	20,338

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about our off-balance sheet transactions, see Note 17, “Commitments and Contingencies,” in the notes to our consolidated financial statements.

Contractual obligations

The following tables present, as of December 31, 2016, our significant fixed and determinable contractual obligation to third parties by payment date.  For more information about our contractual obligations, see Note 17, “Commitments and Contingencies,” in the notes to our consolidated financial statements.

	As of December 31, 2016 payments due in:
(dollars in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Leases	$2,994	$4,725	$3,591	$6,589	$17,899
Time Deposits(1)	259,383	109,833	21,815	—	391,031
Short term borrowings(1)	150,000	—	—	—	150,000
Securities sold under agreements to repurchase(1)	21,561	—	—	—	21,561
Junior Subordinated Debt(1)	—	—	—	30,930	30,930
FHLB advances(1)	253	10,412	804	2,493	13,962
Total	$434,191	$124,970	$26,210	$40,012	$625,383

(1)	Excludes Interest

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We monitor the impact of changes in interest rates on our net interest income and economic value of equity, or EVE, using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in affect over the life of the current balance sheet.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
				December 31,
(in basis points)	2016	2015	2016	2015
+400	5.4%	4.7%	12.6%	12.7%
+300	4.1%	3.5%	9.7%	9.7%
+200	2.7%	2.4%	6.6%	6.8%
+100	1.3%	1.3%	3.5%	3.7%
-100	(7.7)%	(3.7)%	(9.6)%	(5.6)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	December 31,
(in basis points)	2016	2015
+400	(1.1)%	(8.6)%
+300	(0.1)%	(4.9)%
+200	0.5%	(1.2)%
+100	0.6%	2.2%
-100	(9.7)%	(8.2)%
(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for December 31, 2016 and 2015 resulted in asset sensitive positions. These asset sensitive positions are primarily due to the increase in mortgage loans held for sale and trending growth of noninterest bearing deposits. As our mortgage loans held for sale increase, we become more asset sensitive, which has been our current trend. However, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly. For December 31, 2016 and 2015 simulations the loan and time deposit betas were 100% for all rate scenarios as is industry standard.

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

We utilize derivative financial instruments, including rate lock commitments and forward loan sales contracts as part of our ongoing efforts to mitigate our interest rate risk exposure inherent in our mortgage pipeline and held for sale portfolio. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the client for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a client, we also enter into a forward commitment to sell the residential mortgage loan to secondary market investors. Accordingly, we do not incur risk if the interest rate lock commitment in the pipeline fails to close. Forward loan sale contracts are contracts for delayed delivery of mortgage loans. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained.

For more information about our derivative financial instruments, see Note 18, “Derivative Instruments,” in the notes to our consolidated financial statements.

Quarterly Results of Operations

Summarized unaudited quarterly operating results for the Company for the year ending December 31, 2016 and 2015 are as follows:

	2016
(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$28,242	$30,680	$30,005	$31,567
Interest expense	2,299	2,322	2,388	2,535
Net interest income	25,943	28,358	27,617	29,032
Provision for loan losses	(9)	(789)	71	(752)
Net interest income after provision for loan losses	25,952	29,147	27,546	29,784
Noninterest income	31,035	38,356	43,962	31,332
Noninterest expense	41,347	50,595	55,529	47,319
Income tax expense	1,041	1,133	14,772	4,787
Net income	$14,599	$15,775	$1,207	$9,010
Weighted average common shares outstanding:
Basic	17,180,000	17,180,000	18,259,128	23,977,028
Fully diluted	17,180,000	17,180,000	18,332,192	24,500,943
Earnings per share
Basic	$0.85	$0.92	$0.07	$0.38
Fully diluted	$0.85	$0.92	$0.07	$0.37

Pro Forma (C Corporation basis):
Income tax expense	$5,837	$6,332	$5,946	$4,787
Net income	$9,803	$10,576	$10,033	$9,010
Earnings per share
Basic	$0.57	$0.62	$0.55	$0.38
Fully diluted	$0.57	$0.62	$0.55	$0.37

	2015
(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$24,100	$24,746	$26,384	$27,552
Interest expense	2,186	2,219	2,249	2,256
Net interest income	21,914	22,527	24,135	25,296
Provision for loan losses	94	128	(1,159)	(2,127)
Net interest income after provision for loan losses	21,820	22,399	25,294	27,423
Noninterest income	19,754	21,469	27,048	24,109
Noninterest expense	29,169	31,864	35,579	41,880
Income tax expense	821	828	858	461
Net income	$11,584	$11,176	$15,905	$9,191
Weighted average common shares outstanding:
Basic	17,180,000	17,180,000	17,180,000	17,180,000
Fully diluted	17,180,000	17,180,000	17,180,000	17,180,000
Earnings per share
Basic	$0.67	$0.65	$0.93	$0.53
Fully diluted	$0.67	$0.65	$0.93	$0.53

Pro Forma (C Corporation basis):
Income tax expense	$4,524	$4,408	$5,180	$3,717
Net income	$7,881	$7,596	$11,583	$5,935
Earnings per share
Basic	$0.46	$0.44	$0.67	$0.35
Fully diluted	$0.46	$0.44	$0.67	$0.35

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FB Financial Corporation

We have audited the accompanying consolidated balance sheets of FB Financial Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FB Financial Corporation and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Jacksonville, Florida

March 31, 2017

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Amounts are in thousands except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$50,157	$53,893
Federal funds sold	13,037	21,628
Interest bearing deposits in financial institutions	73,133	22,202
Cash and cash equivalents	136,327	97,723
Investments:
Available-for-sale securities, at fair value	582,183	649,387
Federal Home Loan Bank stock, at cost	7,743	6,528
Loans held for sale, at fair value	507,442	273,196
Loans	1,848,784	1,701,863
Less: allowance for loan losses	21,747	24,460
Net loans	1,827,037	1,677,403
Premises and equipment, net	66,651	65,892
Foreclosed real estate, net	7,403	11,641
Interest receivable	7,241	6,763
Mortgage servicing rights, net	32,070	29,711
Goodwill	46,867	46,904
Core deposit intangible, net	4,563	6,695
Other assets	51,354	27,577
Total assets	$3,276,881	$2,899,420
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$697,072	$626,955
Interest-bearing	1,449,382	1,273,438
Savings deposits	134,077	212,522
Time deposits	391,031	325,559
Total deposits	2,671,562	2,438,474
Securities sold under agreements to repurchase	21,561	105,133
Short-term borrowings	150,000	18,000
Long-term debt (see Note 14)	44,892	56,616
Accrued expenses and other liabilities	58,368	44,523
Total liabilities	2,946,383	2,662,746
Shareholders' equity :
Common stock, $1 par value; 75,000,000 and 25,000,000 shares authorized; 24,107,660 and 17,180,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	24,108	17,180
Additional paid-in capital	213,480	94,544
Retained earnings	93,784	122,493
Accumulated other comprehensive (loss) income, net	(874)	2,457
Total shareholders' equity	330,498	236,674
Total liabilities and shareholders' equity	$3,276,881	$2,899,420

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Amounts are in thousands except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$105,865	$87,723	$75,138
Interest on securities
Taxable	10,646	11,783	14,375
Tax-exempt	3,372	2,808	2,932
Other	611	468	444
Total interest income	120,494	102,782	92,889

Interest expense:
Deposits
Demand and savings accounts	5,413	4,733	4,241
Time deposits	1,929	1,559	2,483
Short-term borrowings	121	712	642
Long-term debt	2,081	1,906	2,147
Total interest expense	9,544	8,910	9,513
Net interest income	110,950	93,872	83,376
Provision for loan losses	(1,479)	(3,064)	(2,716)
Net interest income after provision for loan losses	112,429	96,936	86,092

Noninterest income:
Mortgage banking income	117,751	70,190	31,135
Service charges on deposit accounts	8,009	7,389	7,333
ATM and interchange fees	7,791	6,536	5,633
Investment services income	3,337	3,260	3,520
Bargain purchase gain	—	2,794	—
Gain on sale of securities	4,407	1,844	2,000
Gain (loss) on sales or write-downs of foreclosed assets	1,282	(317)	132
(Loss) gain on other assets	(103)	(393)	19
Other income	2,211	1,077	1,030
Total noninterest income	144,685	92,380	50,802

Noninterest expenses:
Salaries, commissions and employee benefits	113,992	84,214	63,863
Occupancy and equipment expense	12,611	10,777	9,421
Legal and professional fees	3,514	3,355	3,175
Data processing	4,181	2,053	2,430
Merger and conversion	3,268	3,543	—
Amortization of core deposit intangibles	2,132	1,731	1,613
Amortization of mortgage servicing rights	8,321	2,601	397
Impairment of mortgage servicing rights	4,678	194	—
Loss on sale of mortgage servicing rights	4,447	—	—
Regulatory fees and deposit insurance assessments	1,952	2,190	1,938
Software license and maintenance fees	2,874	1,986	1,416
Advertising	10,608	7,866	2,873
Other expense	22,212	17,982	15,037
Total noninterest expense	194,790	138,492	102,163

Income before income taxes	62,324	50,824	34,731
Income tax expense (Note 15)	21,733	2,968	2,269
Net income	$40,591	$47,856	$32,462
Per share information:
Basic	19,165,182	17,180,000	17,180,000
Fully diluted	19,312,174	17,180,000	17,180,000
Earnings per share
Basic	$2.12	$2.79	$1.89
Fully diluted	2.10	2.79	1.89

Unaudited pro forma (C Corporation basis) (Note 15):
Income tax expense	$22,902	$17,829	$12,375
Net income	$39,422	$32,995	$22,356
Earnings per share
Basic	$2.06	$1.92	$1.30
Fully diluted	2.04	1.92	1.30

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income

(Amounts are in thousands except share amounts)

	Years Ended December 31,
	2016	2015	2014
Net income	$40,591	$47,856	$32,462
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) in available-for-sale securities, net of taxes of $5,309, $(71), and $802	778	(1,057)	11,549
Reclassification adjustment for gain on sale of securities included in net income, net of tax expense of $298, $91 and $130	(4,109)	(1,753)	(1,870)
Comprehensive income	$37,260	$45,046	$42,141

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Amounts are in thousands except share and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at January 1, 2014	$17,180	$94,544	$82,375	$(4,412)	$189,687

Net income	—	—	32,462	—	32,462
Other comprehensive income, net of taxes	—	—	—	9,679	9,679
Cash dividends declared ($0.97 per share)	—	—	(16,600)	—	(16,600)
Balance at December 31, 2014	$17,180	$94,544	$98,237	$5,267	$215,228

Net income	—	—	47,856	—	47,856
Other comprehensive (loss), net of taxes	—	—	—	(2,810)	(2,810)
Cash dividends declared ($1.37 per share)	—	—	(23,600)	—	(23,600)
Balance at December 31, 2015	$17,180	$94,544	$122,493	$2,457	$236,674

Net income	—	—	40,591	—	40,591
Other comprehensive (loss), net of taxes	—	—	—	(3,331)	(3,331)
Common stock issued, net of offering costs	6,765	108,760	—	—	115,525
Conversion of cash to stock-settled awards for:
Equity based incentive plans	—	2,388	—	—	2,388
Deferred compensation plan	—	3,000	—	—	3,000
Stock based compensation expense	—	4,693	—	—	4,693
Restricted stock units vested and distributed, net of shares withheld for taxes	142	(413)	—	—	(271)
Shares issued under employee stock purchase program	21	508	—	—	529
Cash dividends declared ($4.03 per share)	—	—	(69,300)	—	(69,300)
Balance December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Amounts are in thousands except share amounts)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$40,591	$47,856	$32,462
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,995	3,283	3,099
Amortization of core deposit intangibles	2,132	1,731	1,613
Capitalization of mortgage servicing rights	(46,070)	(26,474)	(6,429)
Amortization of mortgage servicing rights	8,321	2,601	397
Impairment of mortgage servicing rights	4,678	194	—
Stock-based compensation expense	4,693	—	—
Provision for loan losses	(1,479)	(3,064)	(2,716)
Provision for mortgage loan repurchases	512	1,375	161
Accretion of yield on purchased loans	(3,538)	(254)	—
Accretion of discounts and amortization of premiums on securities, net	2,326	1,474	1,387
Bargain purchase gain	—	(2,794)	—
Gain on sales of securities	(4,407)	(1,844)	(2,000)
Origination of loans held for sale	(4,671,561)	(2,757,463)	(1,156,187)
Proceeds from sale of loans held for sale	4,534,837	2,739,914	1,047,907
Gain on sale and change in fair value of loans held for sale	(115,485)	(65,947)	(30,617)
Gain on sale of mortgage servicing rights	(3,406)	—	—
Net (gain) loss on sales or write-downs of foreclosed assets	(1,282)	317	(132)
(Gain) loss on other assets	103	393	(19)
Provision for deferred income tax	9,257	1,647	842
Changes in:
Other assets and interest receivable	(24,730)	(1,301)	(5,498)
Accrued expenses and other liabilities	15,312	12,820	10,123
Net cash (used in) operating activities	(245,201)	(45,536)	(105,607)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	271,148	194,611	68,900
Maturities, prepayments and calls	104,368	103,233	84,386
Purchases	(316,384)	(164,864)	(109,709)
Net increase in loans	(127,949)	(206,909)	(73,111)
Proceeds from sale of mortgage servicing rights	34,118	—	—
Purchases of premises and equipment	(4,784)	(5,918)	(5,424)
Proceeds from the sale of foreclosed assets	6,696	3,774	4,738
Proceeds from the sale of premises and equipment	46	17	607
Net cash received in business combination	—	23,995	—
Net cash (used in) investing activities	(32,741)	(52,061)	(29,613)
Cash flows from financing activities:
Net increase in demand and savings deposits	167,616	306,360	165,119
Net increase (decrease) in time deposits	65,472	(37,671)	(45,117)
Net (decrease) increase in securities sold under agreements to repurchase	(83,572)	(8,361)	6,436
Increase (decrease) in short-term borrowings	132,000	(81,378)	9,000
Payments on long-term debt	(11,724)	(8,234)	(3,011)
Net proceeds from sale of common stock	116,054	—	—
Dividends paid	(69,300)	(25,350)	(14,850)
Net cash provided by financing activities	316,546	145,366	117,577
Net change in cash and cash equivalents	38,604	47,769	(17,643)
Cash and cash equivalents at beginning of the period	97,723	49,954	67,597
Cash and cash equivalents at end of the period	$136,327	$97,723	$49,954

Supplemental cash flow information
Interest paid	$9,474	$8,985	$9,725
Taxes paid	1,307	1,754	1,513
Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	$2,724	$4,085	$4,308
Transfers from foreclosed real estate to loans	1,548	785	1,239
Transfers from loans held for sale to loans	17,963	5,045	5,053
Dividends declared not paid	—	—	1,750
Conversion of cash-settled to stock-settled compensation	5,388	—	—

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:

(A) Organization:

FB Financial Corporation (the “Company”), a bank holding company, and its wholly owned subsidiary, FirstBank (the “Bank”), are engaged in the business of banking and provide a full range of financial services to individual, corporate and public customers principally in Brentwood, Camden, Chattanooga, Crossville, Dayton, Dickson, Fairview, Fayetteville, Franklin, Goodlettsville, Hollow Rock, Huntingdon, Jackson, Knoxville, Lexington, Linden, Memphis, Mount Juliet, Murfreesboro, Nashville, Paris, Parsons, Scotts Hill, Shelbyville, Smithville, Smyrna, Waverly, and Woodbury, Tennessee, and the unincorporated areas of Bedford, Benton, Cannon, Carroll, Cumberland, Davidson, DeKalb, Decatur, Dickson, Hamilton, Henderson, Henry, Humphreys, Knox, Lincoln, Madison, Rhea, Rutherford, Shelby, Williamson and Wilson counties of Tennessee. The Bank also has a full service branch in Huntsville, Alabama to service customers in Huntsville and Madison County, Alabama and a loan origination office in Florence, Alabama to serve customers in Florence and Lauderdale County.

On September 18, 2015, the Company completed its acquisition of Northwest Georgia Bank (“NWGB”). This added locations in Ringgold, Georgia and Catoosa County, Georgia and additional locations in Chattanooga, Tennessee. The financial condition and results of operation for NWGB are included in the Company’s consolidated financial statements since the date of acquisition. See Note 2, “Acquisition of Northwest Georgia Bank” in the notes to the consolidated financial statements for further details regarding the terms and conditions of the Company’s acquisition of NWGB.

Effective March 8, 2016, the company formerly known as First South Bancorp, Inc. legally changed its name to FB Financial Corporation.

The Company operates mortgage loan production offices for originations that are primarily sold in the secondary market. The Company has loan origination specialists in various locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Massachusetts, Missouri, Nevada, New York, North Carolina, Ohio, South Carolina, Tennessee, and Texas. Additionally, the Company operates a wholesale mortgage operation based in South Carolina and an online mortgage origination platform through offices in Charlotte, North Carolina servicing customers throughout the United States.

The Bank is subject to competition from other financial services companies and financial institutions. The Company and the Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

On August 19, 2016, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC on September 15, 2016. The Company sold and issued 6,764,704 shares of common stock at $19 per share pursuant to that Registration Statement. Total proceeds received by the Company, net of offering costs, were approximately $115,525. The proceeds were used to fund a $55,000 distribution to the majority shareholder representing undistributed earnings previously taxed to him under subchapter S, and used to repay all $10,075 aggregate principal amount of subordinated notes held by the majority shareholder, plus any accrued and unpaid interest thereon.

As of December 31, 2016, the Company is considered a “controlled company” and is controlled by the Company’s Executive Chairman and former sole shareholder, James W. Ayers.

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”).

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The Company terminated its S-Corporation status and became a taxable corporate entity (“C Corporation”) on September 16, 2016 in connection with its initial public offering. Unaudited pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma effective tax rate of 36.75% for the year ended December 31, 2016 and 35.08% and 35.63% for the years ended December 31, 2015 and 2014, as if it had been a C Corporation during those periods. In addition, the unaudited pro forma results for year ended December 31, 2016 excludes the effect of recognition of the deferred tax liability attributable to conversion of $13,181 as discussed in Note 15. For more details, see Note 15 in the Notes to the consolidated financial statements.

(B) Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the year then ended.

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the determination of fair value in business combinations, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the determination of the fair value of financial instruments and mortgage servicing rights. In connection with the determination of the estimated fair value of foreclosed real estate and impaired loans, management obtains independent appraisals for significant properties.

The consolidated financial statements include the accounts of the Company, the Bank, and its’ wholly owned subsidiaries, FirstBank Insurance, Inc., First Holdings, Inc., RE Holdings, Inc., and Investors Title Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or shareholders’ equity.

(C) Cash flows:

For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest earning deposits in other financial institutions with maturities of less than 90 days at the date of purchase. These amounts are reported in the consolidated balance sheets caption “Cash and cash equivalents.” Net cash flows are reported for loan, deposit, repurchase agreements, federal funds sold, and short-term borrowings.

(D) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

(E) Investment securities:

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of applicable taxes.

Interest income includes the amortization and accretion of purchase premium and discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments based upon the prior three month average monthly prepayments when available. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the date it was determined to be OTTI. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Company recorded no OTTI for the years ended December 31, 2016, 2015 or 2014.

(F) Loans held for sale:

Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Net (losses) gains of $(2,289), $2,257 and $5,095 resulting from fair value changes of these mortgage loans were recorded in income during 2016, 2015, and 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses are recognized in income at the time the loan is closed. These gains and losses are classified under the line item “Mortgage banking income” on the Consolidated Statements of Income. Pass through origination costs and related loan fees are also included in “Mortgage banking income”. Periodically, the Bank will transfer mortgage loans originated for sale in the secondary markets into the loan portfolio based on the overall secondary marketability of the loan based on current market conditions and the status of the loan. During 2016, 2015 and 2014, the Bank transferred approximately $18,000, $5,000 and $5,100, respectively, of residential mortgage loans into its portfolio. The loans are transferred into the portfolio at fair value at the date of transfer.

(G) Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding. Interest on loans is recognized as income by using the simple interest method on daily balances of the principal amount outstanding.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest is discontinued on loans past due 90 days or more unless the credit is well secured and in the process of collection. Also, a loan may be placed on nonaccrual status prior to becoming past due 90 days if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. The decision to place a loan on nonaccrual status prior to becoming past due 90 days is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. When a loan is placed on nonaccrual status, the accrued but unpaid interest is charged against current period operations. Thereafter, interest on nonaccrual loans is recognized only as received if future collection of principal is probable. If the collectability of outstanding principal is doubtful, interest received is applied as a reduction of principal. A loan may be restored to accrual status when principal and interest are no longer past due or it otherwise becomes both well secured and collectability is reasonably assured.

(H) Allowance for loan losses:

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans over $250 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer, residential real estate loans, commercial and commercial real estate loans less than $250 are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 5 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The following portfolio segments have been identified:

Commercial and industrial loans. The Company provides a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. The ability of the borrower to collect accounts receivable, and to turn inventory into sales are risk factors in the repayment of the loan.

Construction loans. Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate.

Residential real estate 1-4 family mortgage loans. The Company’s residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. The Company intends to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate.

Residential line of credit loans. The Company’s residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 residential properties. The Company intends to continue to make home equity loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Second lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Multi-family residential loans. The Company’s multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate.

Commercial real estate loans. The Company’s commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions.

Commercial real estate non-owner occupied loans. The Company’s commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also affected by general economic conditions.

Consumer and other loans. The Company’s consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit.   Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue.

(I) Business combinations, accounting for acquired loans and related assets:

Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date. Any excess of the purchase price over fair value of net assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including any other identifiable intangible assets, exceed the purchase price, a bargain purchase gain is recognized. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition.

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit-impaired. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

(J) Premises and equipment:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed principally on the straight-line method and are charged to occupancy expense over the estimated useful lives of the assets. Maintenance agreements are amortized to expense over the period of time covered by the agreement. Costs of major additions, replacements or improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.

For financial statement purposes, the estimated useful life for premises is forty years, for furniture and fixtures the estimated useful life is seven to ten years, for leasehold improvements the estimated useful life is the lesser of twenty years or the term of the lease and for equipment the estimated useful life is three to seven years.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(K) Foreclosed real estate:

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure which may establish a new cost basis. After foreclosure, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in (gain) loss on sales or write-downs of foreclosed assets.

(L) Mortgage servicing rights:

During 2014, the Company began retaining the right to service certain mortgage loans that it sells to secondary market investors. The retained mortgage servicing right is initially recorded at the fair value of future net cash flows expected to be realized for performing servicing activities. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost less the reserve for impairment at December 31, 2016 and 2015. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on mortgage servicing rights of $4,678, $194, and $0 were recognized in earnings during the years ended December 31, 2016, 2015 and 2014, respectively.

Subsequent to December 31, 2016, the Company transitioned their accounting policy to account for mortgage servicing rights at fair value. The change in accounting policy did not have a material impact on the carrying value of the recorded asset.

(M) Transfers of financial assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(N) Goodwill and other intangibles:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage as applicable. As discussed in Note 21, the Company realigned its segment reporting structure during the year ended December 31, 2016. As a result, our reporting units have been adjusted to reflect this change from geographic-based reporting units to business segment reporting units. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If an entity does a qualitative assessment and determines that it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to the two-step goodwill impairment test. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized as noninterest expense to reduce the carrying amount to the estimated implied fair value which could be material to our operating results for any particular reporting period. No impairment was identified through the qualitative annual assessment for impairment performed as of December 31, 2016. Additionally, a quantitative assessment was performed for the year ended December 31, 2015 and no impairment was identified.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then amortized on a straight-line method over their estimated useful lives.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(O) Income taxes:

Prior to September 16, 2016, the Company was taxed under the provisions of subchapter S of the Internal Revenue Code.  Under these provisions, the Company did not pay corporate federal income taxes on its taxable income but was liable for Tennessee corporate income taxes. Instead, the shareholder was liable for individual income taxes on the Company’s taxable income.  The Company and the Bank file consolidated federal and state income tax returns.

Unaudited pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma effective tax rate of 36.75% for the year ended December 31, 2016, 35.08% for the year ended December 31, 2015 and 35.63% for the year ended December 31, 2014, as if it had been a C Corporation during those periods. In addition, the unaudited pro forma results for the year ended December 31, 2016 excludes the effect of recognition of the deferred tax liability attributable to conversion of $13,181 as discussed in Note 15.

Income tax expense is the total of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2016, 2015 and 2014.

(P) Long-lived assets:

Premises and equipment, core deposit intangible assets, and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2016 and 2015.

(Q) Off-balance sheet financial instruments:

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, unless considered derivatives.

(R) Derivative financial instruments:

All derivative financial instruments are recorded at their fair values in other assets or other liabilities in the consolidated balance sheets. If derivative financial instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. If derivative financial instruments are not designated as hedges, only the change in the fair value of the derivative instrument is included in current earnings.

(S) Rate-lock commitments and forward loan sale contracts:

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the line item “Mortgage banking income” on the Consolidated Statements of Income. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The Company utilizes forward loan sale contracts and forward sales of residential mortgage-backed securities to mitigate the interest rate risk inherent in the Company’s mortgage loan pipeline and held-for-sale portfolio. Forward sale contracts are contracts for delayed delivery of mortgage loans or a group of loans pooled as mortgage-backed securities. The Company agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. However, the contract may allow for cash settlement. The credit risk inherent to the Company arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, the Company would be subject to the credit and inherent (or market) risk of the loans retained. Such contracts are accounted for as derivatives and, along with related fees paid to investor are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the line item “Mortgage banking income” on the Consolidated Statements of Income. Fair value is based on the estimated amounts that the Company would receive or pay to terminate the commitment at the reporting date.

The Company utilizes two methods to deliver mortgage loans sold to an investor. Under a “best efforts” sales agreement, the Company enters into a sales agreement with an investor in the secondary market to sell the loan when an interest rate-lock commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. The Company also utilizes “mandatory delivery” sales agreements. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should the Company fail to satisfy the contract. Mandatory commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of these commitments are recognized currently in earnings and are reflected under the line item “Other noninterest income” on the Consolidated Statements of Income.

(T) Comprehensive income (loss):

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, net of taxes.

(U) Loss contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

(V) Securities sold under agreements to repurchase:

The Company routinely sells securities to certain customers and then repurchases the securities the next business day. Securities sold under agreements to repurchase are reflected in the consolidated balance sheets at the amount of cash received in connection with each transaction. These are secured liabilities and are not covered by the Federal Deposit Insurance Corporation.

(W) Advertising expense:

Advertising costs, including costs related to internet mortgage marketing and related costs, are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising costs were $10,608, $7,866 and $2,873, respectively.

(X) Earnings per common share:

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Unearned compensation plus assumed proceeds from the applicable tax benefits are used to repurchase common stock at the average market price. There were no dilutive instruments outstanding during the years 2015 and 2014; therefore, diluted net income per common share is the same as basic net income per share for these periods.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Year Ended
	December 31,
	2016	2015	2014
Basic earnings per share calculation:
Net income	$40,591	$47,856	$32,462
Weighted-average basic shares outstanding	19,165,182	17,180,000	17,180,000
Basic earnings per share	$2.12	$2.79	$1.89
Diluted earnings per share:
Net income	$40,591	$47,856	$32,462
Weighted-average basic shares outstanding	19,165,182	17,180,000	17,180,000
Average diluted common shares outstanding	146,992	—	—
Weighted-average diluted shares outstanding	19,312,174	17,180,000	17,180,000
Diluted earnings per share	$2.10	$2.79	$1.89
Unaudited pro forma earnings per share:
Pro forma net income	$39,422	$32,995	$22,356
Weighted-average basic shares outstanding	19,165,182	17,180,000	17,180,000
Pro forma basic earnings per share	$2.06	$1.92	$1.30
Unaudited pro forma diluted earnings per share:
Pro forma net income	$39,422	$32,995	$22,356
Weighted-average diluted shares outstanding	19,312,174	17,180,000	17,180,000
Pro forma diluted earnings per share	$2.04	$1.92	$1.30

(Y) Segment reporting:

The Company’s Mortgage division represents a distinct reportable segment which differs from the Company’s primary business of Banking. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 21.

(Z) Stock-based compensation

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

(AA) Recent Accounting Pronouncements

In May 2014, the FASB issued an update to Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (FASB Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. Adoption of this ASU will not have a significant impact on the Company’s financial position, results of operation, or EPS.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

In August 2014, the FASB issued ASU 2014-14, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The ASU requires that a guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the guaranteed amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU became effective for fiscal years and interim periods beginning after December 15, 2014. Adoption of the ASU did not have a significant impact on the Company’s financial position, results of operations, or EPS.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires acquirers to adjust provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, rather than retrospectively adjusting previously reported information. Additional disclosure of the impact of measurement period adjustments on current year earnings will also be required. For public business entities, the amendments of this update were effective for interim and annual periods beginning after December 15, 2015. The Company elected to early adopt this ASU for the year ended December 31, 2015. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operation, or EPS.

In January 2016, the FASB released ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and adjust the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a significant impact on the Company’s financial position, results of operation, or EPS.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The update will require lessees to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. Management is currently evaluating the potential impact of this update, but does not expect the requirements to have a significant impact on the Company’s financial position, results of operation, or EPS.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will become effective for interim and annual periods beginning after December 15, 2016. The Company has elected to early adopt this ASU for the year ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operation, or EPS.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019.  Management is currently evaluating the potential impact of this update.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will become effective for interim and annual periods beginning after December 15, 2017.  Management does not expect this update to have a significant impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will become effective for interim and annual periods beginning after December 15, 2017.  Management does not expect this update to have a significant impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. ASU 2017-01 will become effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. Management is currently evaluating the potential impact of this update, but does not expect the requirements to have a significant impact on our financial statements.

Note (2)—Mergers and acquisitions:

Clayton Bank and Trust and American City Bank

On February 8, 2017, the Company and FirstBank entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Clayton HC, Inc., a Tennessee Corporation (“Seller”), Clayton Bank and Trust, a Tennessee state bank and wholly-owned subsidiary of Seller (“CBT”), American City Bank, a Tennessee state bank and wholly-owned subsidiary of Seller (“ACB,” and together with CBT, the “Clayton Banks”), and James L. Clayton, the significant shareholder of Seller (“Clayton”). On the terms and subject to the conditions set forth in the Purchase Agreement, FirstBank has committed to purchase from Seller all of the issued and outstanding shares of the Clayton Banks (the “Stock Purchase”). Following the consummation of the Stock Purchase, the Clayton Banks will merge with and into FirstBank, with FirstBank continuing as the surviving banking corporation. The acquisition is valued at approximately $284.2 million at the date of announcement.  The Clayton Banks had approximately $1,195 million in assets, $1,052 million in loans and $920 million in deposits, and 18 banking offices in Tennessee as of December 31, 2016. Consummation of the Stock Purchase is subject to, among other things, the receipt of approval by regulatory authorities.  The acquisition is expected to be completed sometime in the third quarter of 2017, subject to the satisfaction of the closing conditions thereto.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Northwest Georgia Bank

On September 18, 2015, the Bank completed its acquisition of Northwest Georgia Bank (“NWGB”), a bank headquartered in Ringgold, Georgia, pursuant to that certain Agreement and Plan of Merger dated April 27, 2015 by and between the Bank and NWGB. Pursuant to the Agreement and Plan of Merger, NWGB was merged with and into the Bank, with the Bank as the surviving entity. Prior to the acquisition, NWGB operated six banking locations in Georgia and Tennessee. The acquisition of NWGB allowed the Company to further its strategic initiatives by expanding its geographic footprint into certain markets of Georgia and Tennessee. The Company acquired NWGB in a $1,500 cash purchase.

The Company recorded a bargain purchase gain of $2,794 and a core deposit intangible asset of $4,931. The fair value of the core deposit intangible is being amortized on a straight-line basis over the estimated useful life, of approximately 10 years.

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

In connection with the transaction, the Company incurred $3,268 and $3,543 in merger and conversion expenses during the year ended December 31, 2016 and 2015, respectively.

The following table summarizes the final allocation of purchase price to assets and liabilities acquired in connection with the merger with NWGB based on estimated fair value on September 18, 2015.

Final Allocation of Purchase Price for Northwest Georgia Bank:
Total cash purchase price		$1,500
Net assets acquired:
Stockholders' equity at September 18, 2015	$6,478
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	535
Loans, net of the reversal of NWGB's allowance for loan losses of $4,383	(8,024)
Premises and equipment	3,731
Core deposits intangible	4,931
Foreclosed real estate	(1,922)
Other assets	(264)
Deposits	(302)
FHLB funds purchased	(378)
Other liabilities	(491)
Total net fair value adjustments		4,294
Bargain purchase gain (1)		$2,794
(1)	The bargain purchase gain resulting from the merger has been recognized in the Banking operating segment during the year ended December 31, 2015.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

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

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the year ended December 31, 2015 and 2014 of the Company as though the merger with NWGB had been completed as of January 1, 2014. The unaudited estimated pro forma information combines the historical results of NWGB with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies.

	Year ended December 31, 2015	Year ended December 31, 2014
Interest income	$108,857	$104,055
Interest expense	9,631	10,663
Net interest income	99,226	93,392
Provision for loan losses	(3,064)	(2,404)
Noninterest income	91,776	54,131
Noninterest expense	145,060	117,473
Income before income taxes	49,006	32,454
Income taxes	2,964	2,296
Net income	$46,042	$30,158
Earnings per share
Basic	$2.68	$1.76
Diluted	$2.68	$1.76

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (3)—Cash and cash equivalents concentrations:

As of December 31, 2016 and 2015, the Bank and its subsidiaries had concentrations of credit risk with financial institutions in the form of correspondent bank accounts which are included in cash and cash equivalents and interest bearing deposits. Correspondent bank balances are maintained for check clearing and other services.

The Bank had amounts due from their correspondent institutions at December 31, 2016 and 2015, as follows:

Bank Name	2016	2015
First Tennessee Bank, N.A.	$26,381	$32,497
Federal Reserve Bank	61,623	20,460
JP Morgan Chase	2,272	4,596
Federal Home Loan Bank of Cincinnati	11,409	3,368
Fifth Third Bank	1,598	879
Compass Bank	987	684
Zions Bank	501	500
Columbus Bank and Trust	1,062	444
Servis First Bank	350	250
SunTrust bank	232	232
PNC Bank	213	219
First National Bankers Bank	200	200
	$106,828	$64,329

Interest is earned on balances at the Federal Reserve Bank and at the Federal Home Loan Bank.

Note (4)—Investment securities:

The amortized cost of securities and their fair values at December 31, 2016 and 2015 are shown below:

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities - residential	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Total debt securities	579,715	3,942	(10,084)	573,573
Equity securities	8,744	1	(135)	8,610
Total securities available-for-sale	$588,459	$3,943	$(10,219)	$582,183

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$34,161	$—	$(353)	$33,808
Mortgage-backed securities - residential	524,141	3,675	(5,443)	522,373
Municipals, tax exempt	74,945	4,892	—	79,837
Treasury securities	4,507	—	(22)	4,485
Total debt securities	637,754	8,567	(5,818)	640,503
Equity securities	8,971	3	(90)	8,884
Total securities available-for-sale	$646,725	$8,570	$(5,908)	$649,387

Securities pledged at December 31, 2016 and 2015 had a carrying amount of $390,814 and $525,253, respectively, and were pledged to secure Federal Home Loan Bank advances, a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2016 and 2015 are shown below (in thousands). Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Years Ended December 31,
	2016		2015
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$9,290	$9,352	$6,849	$6,886
Due in one to five	25,520	26,340	44,108	44,358
Due in five to ten years	31,122	32,248	29,964	31,927
Due in over ten years	62,909	61,725	32,692	34,959
	128,841	129,665	113,613	118,130
Mortgage-backed securities - residential	450,874	443,908	524,141	522,373
	$579,715	$573,573	$637,754	$640,503

Sales of available-for-sale securities were as follows:

	Years Ended December 31,
	2016	2015	2014
Proceeds from sales	$271,148	$194,611	$68,900
Gross realized gains	4,755	1,844	2,000
Gross realized losses	348	—	—

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following tables show gross unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Year ended December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$985	$13	$—	$—	$985	$13
Mortgage-backed securities - residential	390,595	7,230	19,073	675	409,668	7,905
Municipals, tax exempt	43,132	2,114	—	—	43,132	2,114
Treasury securities	10,256	52	—	—	10,256	$52
Total debt securities	444,968	9,409	19,073	675	464,041	10,084
Equity securities	—	—	3,126	135	3,126	135
	$444,968	$9,409	$22,199	$810	$467,167	$10,219

	Year ended December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$15,887	$124	$17,921	$229	$33,808	$353
Mortgage-backed securities - residential	219,756	1,778	121,362	3,665	341,118	5,443
Municipals, tax exempt	4,485	22	—	—	4,485	22
Total debt securities	240,128	1,924	139,283	3,894	379,411	5,818
Equity securities	—	—	1,583	90	1,583	90
	$240,128	$1,924	$140,866	$3,984	$380,994	$5,908

As of December 31, 2016 and 2015, the Company’s securities portfolio consisted of 329 and 274 securities, 151 and 64 of which were in an unrealized loss position, respectively.

The Company evaluates securities with unrealized losses for other-than-temporary impairment (“OTTI”), and the Company recorded no OTTI for the years ended December 31, 2016, 2015 and 2014. The unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the quality of the securities. For debt securities, the Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. For equity securities, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (5)—Loans and allowance for loan losses:

Loans outstanding at December 31, 2016 and 2015, by major lending classification are as follows:

	December 31,
	2016	2015
Commercial and industrial	$386,233	$318,791
Construction	245,905	238,170
Residential real estate:
1-to-4 family mortgage	294,924	290,704
Residential line of credit	177,190	171,526
Multi-family mortgage	44,977	59,510
Commercial real estate:
Owner occupied	357,346	337,664
Non-owner occupied	267,902	207,871
Consumer and other	74,307	77,627
Gross loans	1,848,784	1,701,863
Less: Allowance for loan losses	(21,747)	(24,460)
Net loans	$1,827,037	$1,677,403

As of December 31, 2016 and 2015, $525,180 and $26,089, respectively, of 1-to-4 family mortgage loans and loans held for sale were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of December 31, 2016 and 2015, $40,537 and $43,825, respectively, of multi-family mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the years December 31, 2016, 2015 and 2014:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2016
Beginning balance - December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460
Provision for loan losses	212	(417)	(882)	(630)	193	(271)	(271)	587	(1,479)
Recoveries of loans previously charged-off	524	216	127	174	—	140	195	240	1,616
Loans charged off	(562)	(2)	(224)	(132)	—	(249)	(527)	(1,154)	(2,850)
Ending balance- December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2015
Beginning balance - December 31, 2014	$6,600	$3,721	$6,364	$2,790	$184	$6,075	$2,641	$655	$29,030
Provision for loan losses	(624)	149	(1,521)	(645)	127	(1,366)	(307)	1,123	(3,064)
Recoveries of loans previously charged-off	112	1,354	161	286	—	35	342	548	2,838
Loans charged off	(953)	(81)	(828)	(230)	—	(1,062)	(54)	(1,136)	(4,344)
Ending balance- December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2014
Beginning balance - December 31, 2013	$6,756	$5,033	$7,211	$2,775	$342	$5,659	$3,438	$1,139	$32,353
Provision for loan losses	748	(1,559)	417	311	(3,223)	942	(357)	5	(2,716)
Recoveries of loans previously charged-off	610	539	222	166	3,065	162	568	422	5,754
Loans charged off	(1,514)	(292)	(1,486)	(462)	—	(688)	(1,008)	(911)	(6,361)
Ending balance- December 31, 2014	$6,600	$3,721	$6,364	$2,790	$184	$6,075	$2,641	$655	$29,030

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment and loans collectively evaluated for impairment as of December 31, 2016, 2015 and 2014:

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year-end amount of allowance allocated to:
Individually evaluated for impairment	$135	$—	$23	$—	$—	$113	$242	$—	$513
Collectively evaluated for impairment	5,174	4,940	3,174	1,613	504	3,189	1,777	863	21,234
Ending balance- December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

							December 31, 2015
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year-end amount of allowance allocated to:
Individually evaluated for impairment	$89	$5	$66	$—	$—	$74	$739	$—	$973
Collectively evaluated for impairment	5,046	5,138	4,110	2,201	311	3,608	1,883	1,190	23,487
Ending balance- December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460

							December 31, 2014
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year-end amount of allowance allocated to:
Individually evaluated for impairment	$892	$122	$458	$—	$80	$373	$900	$—	$2,825
Collectively evaluated for impairment	5,708	3,599	5,906	2,790	104	5,702	1,741	655	26,205
Ending balance- December 31, 2014	$6,600	$3,721	$6,364	$2,790	$184	$6,075	$2,641	$655	$29,030

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment and loans collectively evaluated for impairment as of December 31, 2016, 2015 and 2014:

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,476	$2,686	$2,471	$311	$1,027	$2,752	$2,201	$27	$12,951
Collectively evaluated for impairment	384,279	238,900	290,346	176,879	43,922	350,812	260,361	74,276	1,819,775
Acquired with deteriorated credit quality	478	4,319	2,107	—	28	3,782	5,340	4	16,058
Ending balance - December 31, 2016	$386,233	$245,905	$294,924	$177,190	$44,977	$357,346	$267,902	$74,307	$1,848,784

							December 31, 2015
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,499	$2,866	$3,686	$—	$1,074	$3,000	$3,451	$—	$15,576
Collectively evaluated for impairment	316,418	228,445	284,190	171,526	58,400	329,569	198,741	77,623	1,664,912
Acquired with deteriorated credit quality	874	6,859	2,828	—	36	5,095	5,679	4	21,375
Ending balance- December 31, 2015	$318,791	$238,170	$290,704	$171,526	$59,510	$337,664	$207,871	$77,627	$1,701,863

							December 31, 2014
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$2,340	$6,840	$6,633	$—	$1,165	$3,473	$3,314	$17	$23,782
Collectively evaluated for impairment	263,478	159,117	260,008	159,868	51,073	287,688	148,666	62,216	1,392,114
Ending balance- December 31, 2014	$265,818	$165,957	$266,641	$159,868	$52,238	$291,161	$151,980	$62,233	$1,415,896

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table shows credit quality indicators by portfolio class at December 31, 2016 and 2015:

December 31, 2016	Pass	Watch	Substandard	Total
Commercial and industrial	$351,046	$31,074	$4,113	$386,233
Construction	236,588	4,612	4,705	245,905
Residential real estate:
1-to-4 family mortgage	277,948	6,945	10,031	294,924
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,055	44,977
Commercial real estate:
Owner occupied	338,698	10,459	8,189	357,346
Non-owner occupied	249,877	10,273	7,752	267,902
Consumer and other	73,454	417	436	74,307
Total	$1,744,392	$65,807	$38,585	$1,848,784

December 31, 2015	Pass	Watch	Substandard	Total
Commercial and industrial	$310,997	$2,166	$5,628	$318,791
Construction	226,829	3,238	8,103	238,170
Residential real estate:
1-to-4 family mortgage	271,001	9,367	10,336	290,704
Residential line of credit	165,838	3,069	2,619	171,526
Multi-family mortgage	58,234	166	1,110	59,510
Commercial real estate:
Owner occupied	318,221	8,789	10,654	337,664
Non-owner occupied	178,269	20,158	9,444	207,871
Consumer and other	76,515	477	635	77,627
Total	$1,605,904	$47,430	$48,529	$1,701,863

Loans acquired in business combinations that exhibited at the date of acquisition evidence of deterioration of credit quality since origination are considered to be purchased credit impaired and were as follows at December 31, 2016 and 2015:

	December 31,
	2016	2015
Commercial and industrial	$478	$874
Construction	4,319	6,859
Residential real estate:
1-to-4 family mortgage	2,107	2,828
Residential line of credit	—	—
Multi-family mortgage	28	36
Commercial real estate:
Owner occupied	3,782	5,095
Non-owner occupied	5,340	5,679
Consumer and other	4	4
Total	$16,058	$21,375

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following table presents the current value of loans determined to be purchased credit impaired at the time of acquisition at December 31, 2016 and 2015:

	December 31,
	2016	2015
Contractually-required principal and interest	$22,961	$31,381
Nonaccretable difference	(4,459)	(8,369)
Cash flows expected to be collected	18,502	23,012
Accretable yield	(2,444)	(1,637)
Carrying value	$16,058	$21,375

Changes in accretable yield and nonaccretable difference of purchased loans were as follows:

	Accretable yield		Nonaccretable Difference
	Purchased Credit Impaired	Purchased Non-impaired	Purchased Credit Impaired	Purchased Non-impaired	Total
Balance at January 1, 2016	$(1,637)	$(2,147)	$(8,369)	$(70)	$(12,223)
Principal reductions/ pay-offs	(3,438)	—	3,438	—	—
Charge-offs	—	—	472	—	472
Sale of credit card portfolio	—	—	—	70	70
Accretion	2,631	907	—	—	3,538
Balance at December 31, 2016	$(2,444)	$(1,240)	$(4,459)	$—	$(8,143)

Balance at January 1, 2015	$—	$—	$—	$—	$—
Additions through acquisition	(1,991)	(1,945)	(8,508)	(70)	(12,514)
Principal reductions/ pay-offs	100	—	139	—	239
Adjustments to assumptions	—	(202)	—	—	(202)
Charge-offs	—	—	—	—	—
Sale of credit card portfolio	—	—	—	—	—
Accretion	254	—	—	—	254
Balance at December 31, 2015	$(1,637)	$(2,147)	$(8,369)	$(70)	$(12,223)

Nonperforming loans include loans that are no longer accruing interest (non-accrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Loans acquired with deteriorated credit quality amounting to $16,058 and $21,375, respectively, at December 31, 2016 and 2015 have been excluded from the tables below in accordance with ASC-310-10-50, Receivables- Overall- Disclosure.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at December 31, 2016 and 2015:

December 31, 2016	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$262	$127	$1,297	$384,069	$385,755
Construction	441	17	254	240,874	241,586
Residential real estate:
1-to-4 family mortgage	3,130	697	2,289	286,701	292,817
Residential line of credit	1,139	433	601	175,017	177,190
Multi-family mortgage	—	—	—	44,949	44,949
Commercial real estate:
Owner occupied	186	—	2,007	351,371	353,564
Non-owner occupied	158	—	2,251	260,153	262,562
Consumer and other	433	55	30	73,785	74,303
Total	$5,749	$1,329	$8,729	$1,816,919	$1,832,726

December 31, 2015	30-89 days past due	90 days or more and accruing interest	Non-accruing loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$283	$73	$1,659	$315,902	$317,917
Construction	81	33	272	230,925	231,311
Residential real estate:
1-to-4 family mortgage	2,798	268	2,124	282,686	287,876
Residential line of credit	1,053	323	1,114	169,036	171,526
Multi-family mortgage	—	—	—	59,474	59,474
Commercial real estate:
Owner occupied	442	—	1,974	330,153	332,569
Non-owner occupied	—	—	3,512	198,680	202,192
Consumer and other	331	190	45	77,057	77,623
Total	$4,988	$887	$10,700	$1,663,913	$1,680,488

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Impaired loans recognized in conformity with ASC 310 at December 31, 2016 and 2015, segregated by class, were as follows:

December 31, 2016	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$854	$854	$135
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	103	369	23
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	635	654	113
Non-owner occupied	1,151	1,678	242
Consumer and other	1	1	—
Total	$2,744	$3,556	$513
With no related allowance recorded
Commercial and industrial	$622	$746	$—
Construction	2,686	2,694	—
Residential real estate:
1-to-4 family mortgage	2,368	2,370	—
Residential line of credit	311	321	—
Multi-family mortgage	1,027	1,027	—
Commercial real estate:
Owner occupied	2,117	3,205	—
Non-owner occupied	1,050	1,781	—
Consumer and other	26	26	—
Total	$10,207	$12,170	$—
Total impaired loans	$12,951	$15,726	$513

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

December 31, 2015	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$1,133	$1,133	$89
Construction	308	308	5
Residential real estate:
1-to-4 family mortgage	3,397	3,398	66
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,876	2,996	74
Non-owner occupied	2,402	2,402	739
Consumer and other	—	—	—
Total	$10,116	$10,237	$973
With no related allowance recorded:
Commercial and industrial	$366	$993	$—
Construction	2,558	2,558	—
Residential real estate:
1-to-4 family mortgage	289	289	—
Residential line of credit	—	—	—
Multi-family mortgage	1,074	1,074	—
Commercial real estate:
Owner occupied	123	229	—
Non-owner occupied	1,050	1,781	—
Consumer and other	—	—	—
Total	$5,460	$6,924	$—
Total impaired loans	$15,576	$17,161	$973

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

	December 31,
	2016		2015		2014
	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$994	$17	$1,269	$22	$1,551	$35
Construction	154	—	517	3	3,175	—
Residential real estate:
1-to-4 family mortgage	1,750	1	2,345	199	3,971	29
Residential line of credit	—	—	—	—	—	—
Multi-family mortgage	—	—	468	—	974	—
Commercial real estate:
Owner occupied	1,756	25	1,938	95	3,716	22
Non-owner occupied	1,777	—	3,039	—	4,483	—
Consumer and other	1	—	—	—	—	—
Total	$6,432	$43	$9,576	$319	$17,870	$86
With no related allowance recorded
Commercial and industrial	$494	$20	$660	$—	$559	$23
Construction	2,622	132	4,337	127	4,058	129
Residential real estate:
1-to-4 family mortgage	1,329	137	2,815	7	4,389	170
Residential line of credit	156	10	—	—	—	—
Multi-family mortgage	1,051	37	652	25	1,710	—
Commercial real estate:
Owner occupied	1,120	119	788	—	1,325	66
Non-owner occupied	1,050	—	855	—	5,458	175
Consumer and other	13	—	—	—	—	—
Total	$7,835	$455	$10,107	$159	$17,499	$563
Total impaired loans	$14,267	$498	$19,683	$478	$35,369	$649

As of December 31, 2016 and 2015, the Company has a recorded investment in troubled debt restructurings of $8,802 and $15,289, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $402 and $946 of specific reserves for those loans at December 31, 2016 and 2015, respectively, and has committed to lend additional amounts totaling up to $1 and $69, respectively to these customers. Of these loans, $4,265 and $5,898 were classified as non-accrual loans as of December 31, 2016 and 2015.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following table presents the financial effect of TDRs recorded during the periods indicated:

Year ended December 31, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	—	$—	$—	$—
Commercial real estate:
Owner occupied	1	118	118	—
Residential real estate:
1-4 family mortgage	5	1,819	1,819	—
Consumer and other	3	29	29	—
Total	9	$1,966	$1,966	$—

Year ended December 31, 2015	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	6	$2,301	$2,301	$86
Commercial real estate:
Owner occupied	4	786	786	—
Non-owner occupied	1	133	133	1
Residential real estate:
1-4 family mortgage	5	326	326	45
Total	16	$3,546	$3,546	$132

Year ended December 31, 2014	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$3,931	$3,931	$—
Commercial real estate:
Non-owner occupied	1	1,063	1,063	—
Total	3	$4,994	$4,994	$—

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2016 and 2014. The following presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2015:

	Defaulted	Charge-offs and specific reserves
Residential real estate:
1-to-4 family mortgage	$145	$45
Total	$145	$45

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The terms of certain other loans were modified during the years ended December 31, 2016, 2015 and 2014 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Note (6)—Premises and equipment:

Premises and equipment and related accumulated depreciation as of December 31, 2016 and 2015, are as follows:

	2016	2015
Land	$18,698	$19,253
Premises	44,301	43,419
Furniture and fixtures	21,700	20,421
Leasehold improvements	10,515	8,276
Equipment	11,583	9,851
Construction in process	867	3,120
	107,664	104,340
Less: accumulated depreciation	(41,013)	(38,448)
Total Premises and Equipment	$66,651	$65,892

Depreciation expense was $3,995, $3,283 and $3,099 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, as of December 31, 2016 and 2015 the Company had accrued $0 and $586, respectively, related to a contractual obligation for construction costs.

Note (7)—Foreclosed real estate:

The amount reported as real estate acquired through foreclosure proceedings is carried at fair value less estimated cost to sell the property. The following table summarizes the foreclosed real estate for the year ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014
Balance at beginning of period	$11,641	$7,259	$8,796
Acquired through merger with NWGB	—	5,002	—
Transfers from loans	2,724	4,085	4,308
Capital improvements	—	171	—
Properties sold	(6,696)	(3,774)	(4,738)
Gain on sale of foreclosed assets	1,670	187	464
Transferred to loans	(1,548)	(785)	(1,239)
Write-downs and partial liquidations	(388)	(504)	(332)
Balance at end of period	$7,403	$11,641	$7,259

Foreclosed residential real estate properties included in the table above totaled $2,143 and $3,187 as of December 31, 2016 and 2015, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $96 and $67 at December 31, 2016 and 2015, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (8)—Goodwill and intangible assets:

The balance in goodwill at December 31, 2016 and 2015 was $46,867 and $46,904, respectively.

The change in balance for core deposit intangibles during the year is as follows:

	Core deposit intangible
	Year ended December 31,
	2016	2015	2014
Beginning Balance	$6,695	$3,495	$5,108
Addition from merger with NWGB	—	4,931	—
Less: amortization expense	(2,132)	(1,731)	(1,613)
Ending Balance	$4,563	$6,695	$3,495

The estimated aggregate amortization expense of core deposit intangibles for each of the next five years and thereafter is as follows:

Estimated aggregate amortization for year ending:

December 31, 2017	$762
December 31, 2018	493
December 31, 2019	493
December 31, 2020	493
December 31, 2021	493
Thereafter	1,829
$4,563

Note (9)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for year ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014
Carrying value at beginning of period	$29,711	$6,032	$—
Capitalization	46,070	26,474	6,429
Amortization	(8,321)	(2,601)	(397)
Sales	(34,118)	—	—
Gain on sale	3,406	—	—
Impairment	(4,678)	(194)	—
Carrying value at December 31	$32,070	$29,711	$6,032

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended
	December 31,
	2016	2015	2014
Gross servicing income	$12,063	$3,614	$341
Servicing expenses:
Servicing asset amortization	8,321	2,601	397
Servicing asset impairment	4,678	194	—
Loss on sale of mortgage servicing rights	4,447	—	—
Other servicing expenses	2,325	633	140
Gross servicing expenses	19,771	3,428	537
Net servicing (loss) income	$(7,708)	$186	$(196)

Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Unpaid principal balance	$2,833,958	$2,545,449
Weighted-average prepayment speed (CPR)	8.40%	7.30%
Estimated impact on fair value of a 10% increase	(1,256)	(371)
Estimated impact on fair value of a 20% increase	(2,434)	(726)
Discount rate	9.54%	10.14%
Estimated impact on fair value of a 100 bp increase	(1,394)	(1,201)
Estimated impact on fair value of a 200 bp increase	(2,679)	(2,317)
Weighted-average coupon interest rate	3.59%	3.79%
Weighted-average servicing fee (basis points)	27	25
Weighted-average remaining maturity (in months)	328	311

In 2016, the Company sold $34,118 of mortgage servicing rights on $3.4 billion of serviced mortgage loans which the Company will continue to subservice these loans until they can be transferred. The transaction resulted in a net loss of $4,447, which is composed of the following:

Year Ended
December 31,
2016
Gain on sale	$3,406
Transaction costs	(2,284)
Loss on fair value hedge on sale	$(5,569)
Net loss on sale of mortgage servicing rights	$(4,447)

Based on current management plans, the Company plans to retain the remaining MSRs related primarily to the retail mortgage originations within its existing footprint for marketing purposes while selling originated MSRs through various transactions in future periods.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (10)—Other assets and other liabilities:

Included in Other assets are:

	As of December 31,
Other assets	2016	2015
Cash surrender value on bank owned life insurance	$10,556	$10,331
Prepaid expenses	2,245	2,311
Derivatives	19,745	6,023
Other assets	18,808	8,912
Total other assets	$51,354	$27,577

Included in Other liabilities are:

	As of December 31,
Other liabilities	2016	2015
Deferred compensation	$6,710	$12,343
Accrued payroll	5,987	6,343
Loan proceeds payable	—	5,730
Accrued contract termination fee	—	2,278
Mortgage servicing escrows	1,079	2,297
Mortgage buyback reserve	2,659	2,156
Accrued interest	632	581
Derivatives	586	369
Deferred tax liability	4,180	713
Other liabilities	36,535	11,713
Total other liabilities	$58,368	$44,523

Note (11)—Deposits:

The aggregate amount of time deposits with a minimum denomination greater than $250 was $60,124 and $52,320 at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2017	$259,383
December 31, 2018	74,097
December 31, 2019	35,736
December 31, 2020	10,300
December 31, 2021	11,515
Total	$391,031

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (12)—Securities sold under agreements to repurchase:

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $21,561 and $105,133 at December 31, 2016 and 2015, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature daily. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2016	2015
Balance at year end	$21,561	$105,133
Average daily balance during the year	60,331	114,781
Average interest rate during the year	0.11%	0.12%
Maximum month-end balance during the year	115,005	126,608
Weighted average interest rate at year-end	0.17%	0.12%

Note (13)—Short-term borrowings:

The Bank currently has available from correspondent banks borrowings capacity in the form of federal fund purchases. The line with First Tennessee Bank, N.A. is for $30,000 as of December 31, 2016 and 2015 and the line with BBVA Compass Bank is for $10,000 as of December 31, 2016 and 2015. Each of these lines may be drawn for fourteen consecutive days. As of December 31, 2016 and 2015 there were no borrowings against these lines.

The line with SunTrust Bank is for $15,000 and may be drawn for seven consecutive days before collateral is required. Borrowings that exceed seven days must be secured by a marketable security with a current value of at least 125% of the outstanding balance. As of December 31, 2016 and 2015, there were no borrowings against this line.

The line with First National Banker’s Bank is for $10,000 and may be drawn for thirty days before collateral is required. The line with Zions Bank is for $25,000. The line with PNC Bank is for $20,000. The line with Servis FirstBank is for $15,000 for the year ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, there were no borrowings against these lines.

The line with Federal Home Loan Bank is for $300,000 and $150,000 as of December 31, 2016 and 2015, respectively, and is secured by qualifying one to four family and multi-family mortgages in the Bank’s loan portfolio as well as U.S. government agency securities. At December 31, 2016 and 2015, the Company had pledged investments securities of $60,371 and $85,587 and loans of $565,718 and $69,915, securing borrowings against this line of $150,000 and $18,000 as of December 31, 2016 and 2015, respectively.

The Company maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2016.  As of December 31, 2016, $1,072,118 of commercial, consumer, construction, commercial real estate, home equity lines of credit and agricultural loans were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $765,107. The Company was not participating in the Borrower-in-Custody program at December 31, 2015.

Note (14)—Long-term debt:

As of December 31, 2015 the Company had three subordinated notes payable with the shareholder of the Company. The first note for $775 carried an annual rate equal to the Prime Rate less 100 basis points adjusting on January 10 of each year. The effective rate on the first note is 2.25% as of December 31, 2016 and 2015. The second note for $3,300 carried a quarterly rate equal to the 30 day LIBOR rate plus 200 basis points. The rate in effect at December 31, 2015 is 2.24%, for the second note. The third note for $6,000 carried a quarterly rate equal to the 90 day LIBOR rate plus 170 basis points. The effective rate on the third note is 2.12% as of December 31, 2015. These three notes were amended on December 31, 2006 to specify a maturity date of December 31, 2012. On September 21, 2016 these notes were paid off in full with proceeds from the initial public offering.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The Bank had a total borrowing capacity of $476,562 and $125,476 at the Federal Home Loan Bank of Cincinnati at December 31, 2016 and 2015, respectively. The terms of the borrowings were subject to market rates at the time of the advances and contain maturities of one to twenty years. Any advances from this line would be secured by qualifying one to four family and multi-family mortgages in the Bank’s loan portfolio as well as U.S. government agency securities. Current principals of one to four family mortgages totaling 137% and 136% of the advances at December 31, 2016 and 2015, respectively were required to secure the advances. In addition, current principals of multi-family mortgages totaling 130% and 145% of the advances at December 31, 2016 and 2015, respectively were required to secure the advances. The Bank also had investment securities of $60,371 and $85,587 pledged to the Federal Home Loan Bank at December 31, 2016 and 2015, respectively.

The Bank had $13,962 of fixed rate borrowings at a weighted average rate of 3.02% outstanding at December 31, 2016. At December 31, 2015 the Bank had $15,611 of fixed rate borrowings at a weighted average rate of 3.29% outstanding.

In 2003, two separate trusts formed by the Company issued $9,000 of floating rate trust preferred securities (“Trust I”) and $21,000 of floating rate trust preferred securities (“Trust II”), respectively, as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts. Trust I pays interest quarterly based upon the 3-month LIBOR plus 3.25%. Trust II pays interest quarterly based upon the 3-month LIBOR plus 3.15%. Rates for the two issues at December 31, 2016, were 4.25% and 4.15%, respectively.  Rates for the two issues at December 31, 2015, were 3.67% and 3.57%, respectively. The Company may redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price. The Company may redeem the second junior subordinated debentures listed, in whole or in part, any time after June 26, 2008, on any distribution payment date, at the redemption price. The junior subordinated debentures must be redeemed no later than 2033.

Maturities of long-term debt as of December 31, 2016 are as follows:

	FHLB	Junior Subordinated debt	Total
Due on or before:
December 31, 2017	$253	$—	$253
December 31, 2018	10,009	—	10,009
December 31, 2019	403	—	403
December 31, 2020	223	—	223
December 31, 2021	581	—	581
Due thereafter	2,493	30,930	33,423
Total	$13,962	$30,930	$44,892

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (15)—Income taxes:

In connection with the initial public offering, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (“C Corporation”) on September 16, 2016. As such, any periods prior to September 16, 2016 will only reflect an effective state income tax rate. The reported income tax expense for the year ended December 31, 2016 reflects the increase in the deferred tax net liability of $13,181 from the conversion in the taxable status. The deferred tax net liability is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (“GAAP”) and tax purposes. The consolidated statements of income present unaudited pro forma statements of income for the year to date and for prior year periods.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the year ended
	December 31,
	2016	2015	2014
Current	$12,476	$1,321	$1,427
Deferred	9,257	1,647	842
Total	$21,733	$2,968	$2,269

Federal income tax expense for the year ended December 31, 2016, 2015 and 2014 differs from the statutory federal rate of 35% due to the following:

	For the year ended
	December 31,
	2016	2015	2014
Federal taxes calculated at statutory rate	$5,061	$—	$—
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,664	2,956	2,258
Conversion as of September 16, 2016 to C Corporation	13,181	—	—
Other	(173)	12	11
Income tax expense, as reported	$21,733	$2,968	$2,269

The components of the net deferred tax liability at December 31, 2016 and 2015, are as follows:

	For the year ended
	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$8,516	$1,565
Amortization of core deposit intangible	996	107
Compensation related	7,552	1,120
Unrealized loss on securities	2,462	—
Other	2,430	39
Subtotal	21,956	2,831
Deferred tax liabilities:
FHLB stock dividends	(827)	(135)
Depreciation	(6,548)	(661)
Unrealized gain on securities	—	(205)
Mortgage servicing rights	(12,558)	(1,902)
Other	(6,203)	(641)
Subtotal	(26,136)	(3,544)
Net deferred tax liability	$(4,180)	$(713)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

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

Tax periods for all fiscal years after 2012 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

In connection with our initial public offering, the Company entered into a tax sharing agreement with Mr. Ayers, dated September 15, 2016. In the event of an adjustment to taxable income for periods prior to termination of our S Corporation status, it is possible that Mr. Ayers would be liable for Federal or state income taxes for those prior periods. Pursuant to the agreement, upon our filing of any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, we may be required to make a payment to Mr. Ayers in an amount equal to Mr. Ayers’ incremental tax liability, which amount may be material.

Note (16)—Dividend restrictions:

Due to regulations of the Tennessee Department of Financial Institutions (“TDFI”), the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $66,180 and $54,537 was available for payment of dividends without such prior approval at December 31, 2016 and 2015, respectively. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

For the years ended December 31, 2016, 2015 and 2014 the Bank declared dividends to the Company in the amounts of $69,300, $23,600 and $16,600, respectively, which was then paid to the Company’s shareholder.

Note (17)—Commitments and contingencies:

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

	Year Ended
	December 31,
	2016	2015
Commitments to extend credit, excluding interest rate lock commitments	$726,122	$554,274
Letters of credit	22,547	20,338
Balance at end of period	$748,669	$574,612

Commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present:

2017	$2,994
2018	2,530
2019	2,195
2020	1,897
2021	1,694
Thereafter	6,589
Total	$17,899

Rent expense for the years ended December 31, 2016, 2015 and 2014, was $3,904, $3,750 and $3,085, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $9 and $47 for year ended December 31, 2016 and 2015, respectively. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	Year Ended
	December 31,
	2016	2015
Balance at beginning of period	$2,156	$ 828
Provision for loan repurchases or indemnifications	512	1,375
Recoveries on previous losses	9	—
Losses on loans repurchased or indemnified	(18)	(47)
Balance at end of period	$2,659	$ 2,156

Note (18)—Derivatives:

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for a mortgage loan are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. The notional amount of commitments to fund fixed-rate mortgage loans was $532,920 and $263,395 at December 31, 2016 and 2015, respectively. The Company also enters into mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $829,000 and $445,000 at December 31, 2016 and 2015, respectively. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

The Company has entered into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2016 and 2015, the Company had notional amounts of $22,243 and $4,409, respectively, on interest rate contracts with corporate customers and $22,243 and $4,409, respectively, in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans. The fair value on the swaps was $586 and $(369) at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company entered into agreements to sell $3,370,396 of serviced mortgage loans. As part of these transactions, the Company entered into a fair value hedge that is designated as a hedging instrument to protect against changes in the fair value of the related mortgage servicing rights that is attributable to interest rate volatility. The Company recognized a loss of $5,569 during the year ended December 31, 2016 related to the hedging of these sales transactions.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

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

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	Balance Sheet Classification	Fair Value
		At December 31,
		2016	2015
Derivative assets:
Not designated as hedging:
Interest rate swaps	Other Assets	$586	$369
Forward commitments	Other Assets	12,731	61
Interest rate-lock commitments	Other Assets	6,428	5,593
Total		$19,745	$6,023

Derivative liabilities:
Not designated as hedging:
Interest rate swaps	Other Liabilities	$586	$369
Forward commitments	Other Liabilities	—	—
Total		$586	$369

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2016	2015	2014
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Included in mortgage banking income	$835	$2,073	$2,535
Forward commitments:
Included in mortgage banking income	10,497	(3,600)	(9,029)
Derivatives designated as hedging instruments:
Fair value hedge
Included in loss on sale of mortgage servicing rights	(5,569)	—	—
Total	$5,763	$(1,527)	$(6,494)

Note (19)—Fair value of financial instruments:

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

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

Accrued interest payable and receivable – The carrying amounts of accrued interest approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value
December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,327	$136,327	$—	$—	$136,327
Available-for-sale securities	582,183	—	577,634	4,549	582,183
Federal Home Loan Bank Stock	7,743	—	—	7,743	7,743
Loans, net	1,827,037	—	1,822,054	1,281	1,823,335
Loans held for sale	507,442	—	507,442	—	507,442
Interest receivable	7,241	—	7,241	—	7,241
Mortgage servicing rights, net	32,070	—	—	32,070	32,070
Derivatives	19,745	—	19,745	—	19,745
Financial liabilities:
Deposits:
Without stated maturities	$2,280,531	$2,280,531	$—	$—	$2,280,531
With stated maturities	391,031	—	390,484	—	390,484
Securities sold under agreement to repurchase	21,561	21,561	—	—	21,561
Short term borrowings	150,000	150,000	—	—	150,000
Interest payable	620	237	383	—	620
Long-term debt	44,892	—	43,994	—	43,994
Derivatives	586	—	586	—	586

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

		Fair Value
December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$97,723	$97,723	$—	$—	$97,723
Available-for-sale securities	649,387	—	644,531	4,856	649,387
Federal Home Loan Bank Stock	6,528	—	—	6,528	6,528
Loans, net	1,677,403	—	1,638,506	36,951	1,675,457
Loans held for sale	273,196	—	273,196	—	273,196
Interest receivable	6,763	—	6,763	—	6,763
Mortgage servicing rights, net	29,711	—	—	29,711	29,711
Derivatives	6,023	—	6,023	—	6,023
Financial liabilities:
Deposits:
Without stated maturities	$2,112,915	$2,112,915	$—	$—	$2,112,915
With stated maturities	325,559	—	323,624	—	323,624
Securities sold under agreement to repurchase	105,133	105,133	—	—	105,133
Short term borrowings	18,000	18,000	—	—	18,000
Interest payable	550	244	306	—	550
Long-term debt	56,616	—	55,484	—	55,484
Derivatives	369	—	369	—	369

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2016 are presented in the following tables:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$985	$—	$985
Mortgage-backed securities	—	443,908	—	443,908
Municipals, tax-exempt	—	116,923	—	116,923
Treasury securities	—	11,757	—	11,757
Equity securities	—	4,061	4,549	8,610
Total	$—	$577,634	$4,549	$582,183
Loans held for sale	—	507,442	—	507,442
Derivatives	—	19,745	—	19,745
Financial Liabilities:
Derivatives	$—	$586	$—	$586

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2016 are presented in the following tables:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Foreclosed assets	$—	$—	$2,315	$2,315
Mortgage servicing rights	—	—	32,070	32,070
Impaired loans:
Commercial and industrial	—	—	542	542
Commercial real estate:
Owner occupied	—	—	635	635
Non-owner occupied	—	—	—	—
Residential real estate:
1-4 family mortgage	—	—	103	103
Residential line of credit	—	—	—	—
Consumer and other	—	—	1	1
Total	$—	$—	$1,281	$1,281

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2015 are presented in the following tables:

At December 31, 2015	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$33,808	$—	$33,808
Mortgage-backed securities	—	522,373	—	522,373
Municipals, tax-exempt	—	79,837	—	79,837
Treasury securities	—	4,485	—	4,485
Equity securities	—	4,028	4,856	8,884
Total	$—	$644,531	$4,856	$649,387
Loans held for sale	—	273,196	—	273,196
Derivatives	—	6,023	—	6,023
Financial Liabilities:
Derivatives	$—	$369	$—	$369

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2015 are presented in the following tables:

At December 31, 2015	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Foreclosed assets	$—	$—	$6,275	$6,275
Mortgage servicing rights	—	—	29,711	29,711
Impaired Loans:
Commercial and industrial	—	—	2,007	2,007
Commercial real estate:
Owner occupied	—	—	6,493	6,493
Non-owner occupied	—	—	7,572	7,572
Construction	—	—	6,896	6,896
Residential real estate:
1-4 family mortgage	—	—	6,127	6,127
Multifamily	—	—	36	36
Consumer and other	—	—	4	4
Total	$—	$—	$29,135	$29,135

There were no transfers between Level 1, 2 or 3 during the periods presented.

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the year ended December 31, 2016 and 2015:

	Available-for-sale securities December 31,
	2016	2015
Balance at beginning of period	$4,856	$4,688
Realized gains included in net income	—	—
Unrealized gains included in other comprehensive income	—	—
Purchases	20	168
Capital distribution	(327)	—
Balance at end of period	$4,549	$4,856

The fair value of certain of the Company’s equity securities are determined from information derived from external parties that calculate discounted cash flows using swap and LIBOR curves plus spreads that adjust for loss severities, volatility, credit risk and optionality. When available, broker quotes are used to validate the model. Industry research reports as well as assumptions about specific-issuer defaults and deferrals are reviewed and incorporated into the calculations. There is no established market for the Company’s equity securities, and as such, the Company has estimated that historical costs approximates market value.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following table presents information as of December 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$1,281	Appraised value of collateral	Discount for comparable sales	0%-30%
Foreclosed assets	$2,315	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%
Mortgage servicing rights, net	$32,070	Discounted cash flows	See Note 9	See Note 9

The following table presents information as of December 31, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$29,135	Appraised value of collateral	Discount for comparable sales	0%-30%
Foreclosed assets	$6,275	Appraised value of property less costs to sell	Discount for costs to sell	0%-46%
Mortgage servicing rights, net	$29,711	Discounted cash flows	See Note 9	See Note 9

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

Net (losses) gains of $(2,289) and $2,257 resulting from fair value changes of the mortgage loans were recorded in mortgage banking income during the year ended December 31, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of December 31, 2016 and 2015:

December 31, 2016	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$507,442	$501,503	$5,939
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2015
Mortgage loans held for sale measured at fair value	$273,196	$264,968	$8,228
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Note (20)—Parent company only financial statements:

	As of December 31,
Balance sheet	2016	2015
Assets
Cash and cash equivalents (1)	$30,993	$1,253
Investments	2,074	2,381
Investments in Bank subsidiary (1)	325,574	265,632
Note receivable - Bank subsidiary (1)	—	6,000
Interest receivable	—	31
Other assets	2,972	2,545
Goodwill	29	29
Total assets	$361,642	$277,871
Liabilities and shareholders' equity
Liabilities
Long-term debt	$30,930	$35,005
Subordinated debt	—	6,000
Accrued expenses and other liabilities	214	192
Total liabilities	$31,144	$41,197
Shareholders' equity
Common stock	$24,108	$17,180
Additional paid-in capital	213,480	94,544
Retained earnings	93,784	122,493
Accumulated other comprehensive (loss) income	(874)	2,457
Total shareholders' equity	$330,498	$236,674
Total liabilities and shareholders' equity	$361,642	$277,871
(1)	Eliminates in Consolidation

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

	For the years ended December 31,
Income Statements	2016	2015	2014
Income
Other interest income	$33	$33	$32
Interest income from Bank subsidiary (1)	95	121	118
Gain on sale of investments	417	—	—
Dividend income from Bank subsidiary (1)	14,875	25,105	18,155
Earnings from Bank subsidiary (1)	26,859	23,879	15,429
Total income	$42,279	$49,138	$33,734
Expenses
Interest expense	1,393	1,298	1,278
Salaries, legal and professional fees	315	3	3
Other noninterest expense	168	59	69
Federal and state income tax benefit	(188)	(78)	(78)
Total expenses	$1,688	$1,282	$1,272
Net income	$40,591	$47,856	$32,462

(1)	Eliminates in Consolidation

	For the years ended December 31,
Statement of Cash Flows	2016	2015	2014
Operating Activities
Net income	$40,591	$47,856	$32,462
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(26,859)	(23,879)	(15,429)
Gain on sale of investments	(417)	—	—
Stock-based compensation expense	4,693	—	—
(Increase) decrease in other assets	(427)	1,292	(1,449)
Increase (decrease) in other liabilities	(5,251)	23	1,722
Other, net	7	(1)	(1,751)
Net cash provided by operating activities	$12,337	$25,291	$15,555
Investing Activities
Other investments	$724	$761	$(1,024)
Net cash provided by (used in) investing activities	724	761	(1,024)
Financing Activities
Equity contribution to Bank	$(20,000)	$—	$—
Payment of dividends	(69,300)	(25,350)	(14,850)
Payment of subordinated debt	(10,075)	—	—
Net proceeds from sale of common stock	116,054	—	—
Net cash provided by (used in) financing activities	$16,679	$(25,350)	$(14,850)
Net increase (decrease) in cash and cash equivalents	29,740	702	(319)
Cash and Cash Equivalents at beginning of year	1,253	551	870
Cash and Cash Equivalents at end of year	$30,993	$1,253	$551
Supplemental noncash disclosures:
Conversion of cash-settled to stock-settled compensation	$5,388	$—	$—
Forgiveness of intercompany debt	$6,024	$—	$—
Dividends declared not paid	$—	$—	$1,750

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (21)—Segment reporting:

The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer (“CEO”), the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through the Mortgage segment utilizing mortgage offices outside of the geographic footprint of the Banking operations as well as internet delivery channels. Additionally, the Mortgage segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The residential mortgage products and services originated in our Banking footprint and related revenues and expenses are included in our Banking segment. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.

The financial performance of the Mortgage segment is assessed based on results of operations reflecting direct revenues and expenses and allocated expenses. This approach gives management a better indication of the operating performance of the segment. When assessing the Banking segment’s financial performance the CEO utilizes reports with indirect revenues and expenses including but not limited to the investment portfolio, electronic delivery channels and areas that primarily support the banking segment operations. Therefore these are included in the results of the Banking segment. Other indirect revenue and expenses related to general administrative areas are also included in the internal financial results reports of the Banking segment utilized by the CEO for analysis and are thus included for Banking segment reporting. The Mortgage segment utilizes funding sources from the Banking segment in order to fund mortgage loans that are ultimately sold on the secondary market. The Mortgage segment uses the proceeds from loan sales to repay obligations due to the Banking segment.

During the year ended December 31, 2016, the Company realigned its segment reporting structure to reclassify mortgage banking income and related expenses associated with retail mortgage originations within our Banking geographic footprint from the Mortgage segment to the Banking segment. This change was made to capture all of the product and service offerings for our Banking customer base within our banking geographic footprint into the Banking segment while capturing all of the mortgage banking activities outside of the banking footprint into the Mortgage segment to allow our CEO to better determine resource allocations and operating performance for each segment. As such, the tables below have been revised to reflect the reclassification for all periods presented.

The following tables provides segment financial information for the years ended December 31, 2016, 2015 and 2014 follows:

Year ended December 31, 2016	Banking	Mortgage	Consolidated
Net interest income	$112,365	$(1,415)	$110,950
Provision for loan loss	(1,479)	—	(1,479)
Mortgage banking income	25,542	92,209	117,751
Other noninterest income	26,934	—	26,934
Depreciation	3,506	489	3,995
Amortization of intangibles	2,132	—	2,132
Amortization and impairment of mortgage servicing rights	—	12,999	12,999
Loss on sale of mortgage servicing rights	—	4,447	4,447
Other noninterest mortgage banking expense	16,095	66,256	82,351
Other noninterest expense	88,866	—	88,866
Income before income taxes	55,721	6,603	62,324
Income tax expense			21,733
Net income			40,591
Total assets	$2,752,773	$524,108	$3,276,881
Goodwill	46,767	100	46,867

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Year ended December 31, 2015	Banking	Mortgage	Consolidated
Net interest income	$92,366	$1,506	$93,872
Provision for loan loss	(3,070)	6	(3,064)
Mortgage banking income	18,718	51,472	70,190
Other noninterest income	22,190	—	22,190
Depreciation and amortization	2,933	350	3,283
Amortization of intangibles	1,731	—	1,731
Amortization and impairment of mortgage servicing rights	—	2,795	2,795
Other noninterest mortgage banking expense	13,189	42,949	56,138
Other noninterest expense	74,545	—	74,545
Income before income taxes	43,946	6,878	50,824
Income tax expense			2,968
Net income			47,856
Total assets	$2,570,071	$329,349	$2,899,420
Goodwill	46,804	100	46,904

Year ended December 31, 2014	Banking	Mortgage	Consolidated
Net interest income	$83,192	$184	$83,376
Provision for loan loss	(2,716)	—	(2,716)
Mortgage banking income	8,958	22,177	31,135
Other noninterest income	19,667	—	19,667
Depreciation and amortization	2,784	315	3,099
Amortization of intangibles	1,613	—	1,613
Amortization and impairment of mortgage servicing rights	—	397	397
Other noninterest mortgage banking expense	8,551	21,018	29,569
Other noninterest expense	67,485	—	67,485
Income before income taxes	34,100	631	34,731
Income tax expense			2,269
Net income			32,462
Total assets	$2,202,978	$225,211	$2,428,189
Goodwill	46,804	100	46,904

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit had a prime interest rate of 3.75%, 3.50% and 3.25% as of December 31, 2016, 2015 and 2014, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $12,636, $8,688 and $3,647 for the December 31, 2016, 2015 and 2014, respectively.

Note (22)—Minimum capital requirements:

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

For December 31, 2016 and 2015 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2016 and 2015, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of December 31, 2016, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The table below includes new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservative buffer will be fully phased in January 1, 2019 at 2.5 percent.

Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
FB Financial Corporation	$338,893	13.03%	$208,069	8.0%	$224,325	8.63%	N/A	N/A
FirstBank	304,018	11.72%	207,521	8.0%	223,733	8.63%	$259,401	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$317,146	12.19%	$156,101	6.0%	$172,362	6.63%	N/A	N/A
FirstBank	282,271	10.88%	155,664	6.0%	171,879	6.63%	$155,664	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	$126,227	4.0%	N/A	N/A	N/A	N/A
FirstBank	282,271	8.95%	126,155	4.0%	N/A	N/A	$157,693	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$287,146	11.04%	$117,043	4.5%	$133,299	5.13%	N/A	N/A
FirstBank	282,271	10.88%	116,748	4.5%	132,963	5.13%	$168,636	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
FB Financial Corporation	$246,168	11.15%	$176,623	8.0%	N/A	N/A	N/A	N/A
FirstBank	242,240	11.02%	175,855	8.0%	N/A	N/A	$219,819	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$211,633	9.58%	$132,547	6.0%	N/A	N/A	N/A	N/A
FirstBank	211,780	9.63%	131,950	6.0%	N/A	N/A	$131,950	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$211,633	7.64%	$110,803	4.0%	N/A	N/A	N/A	N/A
FirstBank	211,780	7.65%	110,735	4.0%	N/A	N/A	$138,418	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$181,633	8.23%	$99,313	4.5%	N/A	N/A	N/A	N/A
FirstBank	211,780	9.63%	98,963	4.5%	N/A	N/A	$142,946	6.5%

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Note (23)—Employee benefit plans:

(A)—401(k) plan:

The Bank has a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan. Employees may contribute the maximum amount of their eligible compensation subject to certain limits based on the federal tax laws. The Bank makes matching contributions of 25% of participant contributions not to exceed 6% of an employee’s total compensation. The Bank may also make discretionary Profit Sharing contributions. Matching and profit sharing contributions are vested equally over five years. For the years ended December 31, 2016, 2015 and 2014, the matching portions provided by the Bank to this Plan were $1,379 and $1,290 and $922 respectively. An additional discretionary contribution of 25% match was contributed in 2016, 2015 and 2014.

(B)—Acquired supplemental retirement plans:

In prior years, the Company assumed certain nonqualified supplemental retirement plans for certain former employees of acquired entities. At December 31, 2016 and 2015, other liabilities on the consolidated balance sheet include post-retirement benefits payable of $2,023 and $1,914, respectively, related to these plans. For the years ended December 31, 2016, 2015 and 2014, the Company recorded expense of $30, $313 and $314, respectively, related to these plans and payments to the participants were $205, $202 and $205 in 2016, 2015 and 2014, respectively. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2016 and 2015, other assets on the consolidated balance sheet include $10,556 and $10,331 and reported cash value income (net of related insurance premium expense) of $181, $136 and $92 in 2016, 2015 and 2014, respectively.

(C)—Deferred compensation plans and agreements:

The Bank has granted awards (“EBI Units”) to certain employees pursuant to the FirstBank 2010 Equity Based Incentive Plan (the “2010 EBI Plan”), the FirstBank 2012 Equity Based Incentive Plan (the “2012 EBI Plan”) and the FirstBank Preferred Equity Based Incentive Plan (the “Preferred EBI Plan” and, together with the 2010 EBI Plan and the 2012 EBI Plan, the “EBI Plans”). Prior to the initial public offering, awards granted under EBI Plans were settled in cash only. Following the initial public offering, participants in the EBI Plans were given the one-time option to elect, for each EBI Unit vested to such participant, either (i) an amount in cash or (ii) a number of shares of Company common stock determined pursuant to a conversion formula that took into account the effect of the initial public offering. Consistent with the terms of the EBI Plans and approved by the Board of Directors, outstanding EBI Units were adjusted to reflect the 100-for-one stock split that was effectuated prior to the IPO.

The Bank also has entered into a separate deferred compensation agreement with one key executive.

Each plan or agreement is an unfunded general obligation of the Bank. The plans and agreements have varying vesting periods and other terms as follows:

2010 EBI Plan— Pursuant to the terms of the 2010 EBI Plan, each EBI Unit vests ratably over five years, or earlier upon a change of control, death or disability or retirement after age 65.   On or shortly following the vesting date, the holder of an EBI Unit will receive an amount in cash (or, if so elected by the participant following the IPO, in stock) equal to the fair market value of a share of common stock on the December 31 immediately preceding the payment date. Prior to the IPO, fair market value was determined by dividing 7.5% of the total assets of the Bank by the total number of outstanding common stock shares of the Company. Following the IPO, EBI Units are valued based upon the Company’s stock price. Units under this plan became fully vested January, 2017.

Preferred EBI Plan—The Preferred EBI Plan has the same terms and conditions as those described above for the 2010 EBI Plan, with the exception of a seven year ratable vesting period. Units under this plan became fully vested January, 2017.

2012 EBI Plan— Pursuant to the terms of the 2012 EBI Plan, each EBI Unit vests and becomes payable following the third anniversary of the date of grant, or earlier upon a change of control, death or disability or retirement after age 65.   On or shortly following the vesting date, the holder of an EBI Unit will receive an amount in cash (or, if so elected by the participant following the IPO, in stock) equal to the fair market value of a share of common stock on the December 31 immediately preceding the payment date. Following the IPO, EBI Units are valued based upon the Company’s stock price. Prior to the IPO, fair market value of the Company was determined based upon the average of the sum of (a) 15 times the Company’s after-tax earnings, based on a default tax rate imposed by the Code, and (b) 1.5 times the Company’s tangible book value, defined as the consolidated equity of the Company less unrealized gains (losses) and less goodwill and

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

intangible assets. Following the IPO, EBI Units outstanding under the 2012 EBI Plan were adjusted to prevent dilution of these EBI Units as a result of the IPO pursuant to the following conversion formula: (i) the number of EBI Units outstanding under the 2012 EBI Plan (as adjusted for the stock split), multiplied by (ii) 1.13 (determined by dividing $21.4085, the fair market value per EBI Unit as determined under the 2012 EBI Plan, by $19.00, the IPO price).

Deferred compensation Agreement—Effective December 31, 2014, the Bank entered into an agreement with the Bank’s Chief Executive Officer to reward his prior service, pursuant to which he is entitled to receive a fixed lump sum cash payment equal to $3,000,000 on December 31, 2019 or the earlier occurrence of his separation of service or a change in control of the Company. On August 19, 2016, the Bank entered into an amendment to the deferred compensation agreement, pursuant to which Mr. Holmes’ deferred account is now denominated in 157,895 deferred stock units, determined by dividing $3,000,000 by $19.00 (the IPO price). The deferred stock units are convertible on a 1-for-1 basis into shares of Company common stock on the original payment date described above.

Summary—At December 31, 2016 and 2015, other liabilities in the accompanying consolidated balance sheet include liabilities for these awards totaling $3,758 and $9,452, respectively. Effective September 16, 2016, $5,388 of accrued compensation was reclassified to additional paid in capital related to these elections. As of December 31, 2016, 180,447 units remain in the equity based incentive plan for those employees who elected cash settlement of EBI units. For the years ended December 31, 2016 and 2015, the Company incurred expenses related to these plans and agreements totaling $5,073 and $2,921, respectively, which is included in salaries, commissions and employee benefits in the accompanying statement of income. Additionally, payments under the plans totaled $1,601 and $2,614, respectively, for 2016 and 2015.

Note (24)—Stock-Based Compensation

The Company granted shares of common stock and restricted stock units in connection with its initial public offering for the benefit of employees, including its executive officers. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.

Following the initial public offering, participants in the EBI Plans were given the option to elect conversion of their outstanding cash-settled EBI Units to stock-settled EBI Units.

The following table summarizes information about stock-settled EBI Units and restricted stock units outstanding at December 31, 2016:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	—	$—
Conversion of deferred compensation plan (see note 23)	157,895	19.00
Conversion of equity based incentive (EBI) plans (see note 23)	125,684	19.00
Grants	1,077,066	19.00
Released and distributed (vested)	(157,748)	19.00
Forfeited/expired	(2,057)	19.00
Balance, end of period	1,200,840	$19.00

The total fair value of stock-settled EBI Units and restricted stock units vested and released was $2,997 for the year ended December 31, 2016.

The compensation cost related to stock-settled EBI Units and restricted stock units (included in salaries and employee benefits) was $4,693 for the year ended December 31, 2016.

As of December 31, 2016, there was $15,721 of total unrecognized compensation cost related to nonvested stock-settled EBI Units and restricted stock units which is expected to be recognized over a weighted-average period of 3.66.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 85%, with respect to the first offering period, or 95%, with respect to the current offering period, of the lower of the price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). In 2016, 20,377 shares of common stock were issued under the ESPP. As of December 31, 2016, there were 2,479,623 shares available for issuance under the ESPP.

Note (25)—Related party transactions:

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

An analysis of loans to executive officers, the shareholder of the Company, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2016	$31,195
New loans and advances	1,933
Repayments	(5,758)
Loans outstanding at December 31, 2016	$27,370

Unfunded commitments to certain executive officers and directors and their associates totaled $6,838 and $4,128 at December 31, 2016 and 2015, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $150,373 and $68,612 as of December 31, 2016 and 2015, respectively.

(C) Leases:

The Bank leases various office spaces from entities related to the majority shareholder under varying terms. The Company had $158 and $180 in unamortized leasehold improvements related to these leases at December 31, 2016 and 2015, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $522, $503 and $502 for the years ended December 31, 2016, 2015 and 2014, respectively.

(D) Consulting services:

The Bank paid $306 for the year ended December 31, 2015 and 2014 in management consulting services to an entity owned 100% by the shareholder. The agreement was terminated effective January 1, 2016.

(E) Subordinated debt:

On February 12, 1996, the Company borrowed $775 from the shareholder through a term subordinated note. On August 26, 1999, the Company borrowed $3,300 from the shareholder through a term subordinated note. On June 30, 2006, the Company borrowed $6,000 from the shareholder through a term subordinated note. The total of $10,075 was repaid with cash proceeds from the sale of common stock in the initial public offering, as discussed in Note 1. The Company paid interest payments related to these subordinated debentures to the shareholder amounting to approximately $230, $211 and $237 for the year ended December 31, 2016 and 2015 and 2014, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(F) Investment securities transactions:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $1,145 and $1,472 as of December 31, 2016 and 2015, respectively. The Company received capital distributions of $327 and $0 during the year ended December 31, 2016 and 2015, respectively.

(G) Aviation time sharing agreement:

Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by the majority shareholder. This replaces the previous agreement dated December 21, 2012. During the year ended December 31, 2016 and 2015, the Company made payments of $313 and $57, respectively, under these agreements.

Note (26)—Subsequent event:

The Company has evaluated subsequent events through March 31, 2017, the date these financial statements were available to be issued.

As discussed in Note 2, “Mergers and acquisitions”, on February 8, 2017, the Company entered a stock purchase agreement to acquire the stock of Clayton Bank and Trust and American City Bank from Clayton HC, Inc., which is expected to close in the third quarter of 2017.

There were no other subsequent events, other than what has been disclosed above, that occurred after December 31, 2016, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, because of the material weakness in our internal control over financial reporting described below.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Although we are not currently required to make an assessment of the effectiveness of our internal control over financial reporting, our management has determined that as of December 31, 2016, we had a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control over Financial Reporting

The material weakness identified by our management results from deficiencies around the recording of mortgage banking transactions and reconciliations of mortgage loans held for sale and related clearing accounts on a timely and periodic basis in order to properly record identified reconciling items. Specifically, we did not have effective processes and procedures in place to ensure that all transactions included in our mortgage loans held for sale accounts were properly recorded and reflected on our financial statements and, as a result, failed to properly record certain originations, purchases, transfers and sales of our mortgage loans in the proper interim periods during 2016.  While this deficiency did not result in a restatement of any previously reported interim consolidated financial statements, our management concluded there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis.

The material weakness was identified during the fourth quarter of 2016 following the implementation of the new comprehensive mortgage lending accounting system, as further discussed below, as well as revised policies and procedures for reconciling the applicable accounts.  The improper recording of certain transactions involving mortgage loans was identified by this new accounting system and new procedures.  Our management believes that the conversion to the system, the continued operation of this system for a full fiscal period and the revised policies and procedures for reconciling applicable accounts will be sufficient to remediate this material weakness. The material weakness will only be considered remediated when these controls have been performing as designed for a sufficient period of time.

Following additional testing and notwithstanding the existence of the material weakness described above, our management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results or operations and cash flows as of the dates and for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Act.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, during the second quarter of 2016, we completed the conversion of our core bank operating system (loans deposits, and general ledger) to the Jack Henry Silverlake platform from another third party, including the conversion and integration of NWGB. We continue to implement and improve overall internal control and related processes.

Additionally, during the third quarter of 2016, the Company’s mortgage operations launched the implementation and conversion of their core accounting and mortgage loans held for sale processes and systems. The implementation and transfer of all mortgage loans held for sale and related activities was completed during the fourth quarter of 2016.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been detected.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The responses to this Item will be included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2017 under the headings "Board of Directors, Board Meetings and Committees," “Executive Officers and Directors” and "Stock Ownership Matters"  and are incorporated herein by reference.

Item 11. Executive Compensation

The responses to this Item will be included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2017 under the heading, "Director Compensation," "Executive Compensation" and "Board of Directors, Board Meetings and Committees–Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The responses to this Item will be included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2017 under the heading, "Security Ownership of Management and Certain Beneficial Directors," and are incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The responses to this Item will be included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2017 under the headings, "Certain Relationships and Related Transactions," and ""Board of Directors, Board Meetings and Committees–Director Independence" and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The responses to this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2017 under the heading, "Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of FB Financial Corporation and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2016 and 2015

Consolidated statements of income for the years ended December 31, 2016, 2015 and 2014

Consolidated statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2016, 2015 and 2014

Consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

None are applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of FB Financial and our subsidiaries which are incorporated in this Annual Report by reference.

3. Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. With the exception of those portions of the Proxy Statement that are expressly incorporated by reference in this Annual Report, such documents are not to be deemed filed as part of this Annual Report.

Exhibit Number	Description

2.1

Stock Purchase Agreement by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton, dated as of February 8, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 8, 2017)

3.1

Amended and Restated Certificate of Incorporation of FB Financial Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
10.1

Deferred Compensation Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.2

Amendment to Deferred Compensation Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.3

Employment Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.4	FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)
10.5

Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.6	Form of Restricted Stock Unit Award Certificate (2017) pursuant to the FB Financial Corporation 2016 Incentive Plan*

Exhibit Number	Description

10.7

Form of Nonstatutory Stock Option Award Certificate pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.8

Form of Restricted Stock Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.9

FB Financial Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.10	FirstBank 2012 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed August 19, 2016)
10.11

Amendment to FirstBank 2012 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.12

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Fully-Vested) (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.13

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Ratable Vesting) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.14

FirstBank Preferred Equity Based Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed August 19, 2016)

10.15

Amendment to FirstBank Preferred Equity Based Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016).

10.16	Second Amendment to FirstBank Preferred Equity Based Incentive Plan.*
10.17	FirstBank 2010 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)
10.18

Amendment to FirstBank 2010 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.19	Second Amendment to FirstBank 2010 Equity Based Incentive Plan*
10.20	Tax Sharing Agreement (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
10.21	Shareholders’ Agreement (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
21	Subsidiaries of FB Financial Corporation*
23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP)*
24.1	Powers of Attorney contained on the signature pages of this 2016 Annual Report on Form 10-K and incorporated herein by reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ITEM 16.  FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
March 31, 2017	James R. Gordon Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris T. Holmes and James R. Gordon and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Ayers
James W. Ayers	Executive Chairman of the Board	March 31, 2017

/s/ Chris T. Holmes
Chris T. Holmes	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2017

/s/ James R. Gordon
James R. Gordon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017

/s/ William F. Andrews
William F. Andrews	Director	March 31, 2017

/s/ Agenia Clark
Agenia Clark	Director	March 31, 2017

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	March 31, 2017

/s/ Ruth E. Johnson
Ruth E. Johnson	Director	March 31, 2017

/s/ Stuart C. McWhorter
Stuart C. McWhorter	Director	March 31, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1

Stock Purchase Agreement by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton, dated as of February 8, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 8, 2017)

3.1

Amended and Restated Certificate of Incorporation of FB Financial Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
10.1

Deferred Compensation Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.2

Amendment to Deferred Compensation Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.3

Employment Agreement between FB Financial Corporation and Chris Holmes (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.4	FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)
10.5

Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.6	Form of Restricted Stock Unit Award Certificate (2017) pursuant to the FB Financial Corporation 2016 Incentive Plan*
10.7

Form of Nonstatutory Stock Option Award Certificate pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.8

Form of Restricted Stock Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.9

FB Financial Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.10	FirstBank 2012 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed August 19, 2016)
10.11

Amendment to FirstBank 2012 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.12

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Fully-Vested) (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.13

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Ratable Vesting) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.14

FirstBank Preferred Equity Based Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed August 19, 2016)

10.15

Amendment to FirstBank Preferred Equity Based Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016).

10.16	Second Amendment to FirstBank Preferred Equity Based Incentive Plan.*
10.17	FirstBank 2010 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

Exhibit Number	Description

10.18

Amendment to FirstBank 2010 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016)

10.19	Second Amendment to FirstBank 2010 Equity Based Incentive Plan*
10.20	Tax Sharing Agreement (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
10.21	Shareholders’ Agreement (incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 2016)
21	Subsidiaries of FB Financial Corporation*
23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP)*
24.1	Powers of Attorney contained on the signature pages of this 2016 Annual Report on Form 10-K and incorporated herein by reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.