Form 10-Q
period 2017-03-31
FB Financial Corp
filed 2017-05-12
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2017, the registrant had 24,154,323 shares of common stock, $1.00 par value per share, outstanding. The registrant has no other classes of securities outstanding as of given date.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Unaudited)

(Amounts are in thousands except share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$53,748	$50,157
Federal funds sold	18,512	13,037
Interest bearing deposits in financial institutions	57,292	73,133
Cash and cash equivalents	129,552	136,327
Investments:
Available-for-sale securities, at fair value	567,886	582,183
Federal Home Loan Bank stock, at cost	7,743	7,743
Loans held for sale, at fair value	365,173	507,442
Loans	1,900,995	1,848,784
Less: allowance for loan losses	22,898	21,747
Net loans	1,878,097	1,827,037
Premises and equipment, net	66,108	66,651
Foreclosed real estate, net	6,811	7,403
Interest receivable	7,247	7,241
Mortgage servicing rights	47,593	32,070
Goodwill	46,867	46,867
Core deposit intangible, net	4,171	4,563
Other assets	39,211	51,354
Total assets	$3,166,459	$3,276,881
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$696,112	$697,072
Interest-bearing	1,473,535	1,449,382
Savings deposits	142,019	134,077
Time deposits	389,533	391,031
Total deposits	2,701,199	2,671,562
Securities sold under agreements to repurchase	18,130	21,561
Short-term borrowings	—	150,000
Long-term debt	44,552	44,892
Accrued expenses and other liabilities	60,436	58,368
Total liabilities	2,824,317	2,946,383
Shareholders' equity :
Common stock, $1 par value; 75,000,000 and 25,000,000 shares authorized; 24,154,323 and 24,107,660 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	24,155	24,108
Additional paid-in capital	214,160	213,480
Retained earnings	104,152	93,784
Accumulated other comprehensive loss, net	(325)	(874)
Total shareholders' equity	342,142	330,498
Total liabilities and shareholders' equity	$3,166,459	$3,276,881

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$29,006	$24,312
Interest on securities
Taxable	2,567	3,045
Tax-exempt	1,040	705
Other	276	180
Total interest income	32,889	28,242

Interest expense:
Deposits
Demand and savings accounts	1,531	1,397
Time deposits	583	362
Short-term borrowings	10	59
Long-term debt	514	481
Total interest expense	2,638	2,299
Net interest income	30,251	25,943
Provision for loan losses	(257)	(9)
Net interest income after provision for loan losses	30,508	25,952

Noninterest income:
Mortgage banking income	25,080	24,503
Service charges on deposit accounts	1,766	1,983
ATM and interchange fees	2,047	2,035
Investment services income	814	693
Gain on sale of securities	1	1,400
Gain (loss) on sales or write-downs of foreclosed assets	748	(11)
Gain on other assets	—	140
Other income	631	292
Total noninterest income	31,087	31,035

Noninterest expenses:
Salaries, commissions and employee benefits	29,006	23,788
Occupancy and equipment expense	3,109	3,170
Legal and professional fees	1,428	1,032
Data processing	1,501	728
Merger and conversion	487	606
Amortization of core deposit intangibles	392	552
Amortization of mortgage servicing rights	—	1,457
Impairment of mortgage servicing rights	—	773
Regulatory fees and deposit insurance assessments	435	487
Software license and maintenance fees	457	509
Advertising	2,932	2,250
Other expense	6,670	5,995
Total noninterest expense	46,417	41,347

Income before income taxes	15,178	15,640
Income tax expense (Note 7)	5,425	1,041
Net income	$9,753	$14,599
Per share information:
Basic	24,138,437	17,180,000
Fully diluted	24,610,991	17,180,000
Earnings per share
Basic	$0.40	$0.85
Fully diluted	0.40	0.85

Pro Forma (C Corporation basis) (Note 7):
Income tax expense	$5,425	$5,837
Net income	$9,753	$9,803
Earnings per share
Basic	$0.40	$0.57
Fully diluted	0.40	0.57

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net income	$9,753	$14,599
Other comprehensive income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of taxes of $354 and $538	550	8,206
Reclassification adjustment for gain on sale of securities included in net income, net of tax expense of $0 and $157	(1)	(1,243)
Comprehensive income	$10,302	$21,562

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Unaudited)

(Amounts are in thousands except share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at December 31, 2015	$17,180	$94,544	$122,493	$2,457	$236,674
Net income	—	—	14,599	—	14,599
Other comprehensive income, net of taxes	—	—	—	6,963	6,963
Cash dividends paid ($0.29 per share)	—	—	(5,000)	—	(5,000)
Balance at March 31, 2016	$17,180	$94,544	$132,092	$9,420	$253,236

Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498
Fair value election on mortgage servicing rights, net of taxes of $396 (See Note 1)	—	—	615	—	615
Net income	—	—	9,753	—	9,753
Other comprehensive income, net of taxes	—	—	—	549	549
Stock based compensation expense	—	1,352	—	—	1,352
Restricted stock units vested and distributed, net of shares withheld for taxes	47	(672)	—	—	(625)
Balance at March 31, 2017	$24,155	$214,160	$104,152	$(325)	$342,142

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,753	$14,599
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,002	1,015
Amortization of core deposit intangibles	392	552
Capitalization of mortgage servicing rights	(15,013)	(9,130)
Amortization of mortgage servicing rights	—	1,457
Change in fair value of mortgage servicing rights	501	—
Impairment of mortgage servicing rights	—	773
Stock-based compensation expense	1,352	—
Provision for loan losses	(257)	(9)
Provision for mortgage loan repurchases	183	390
Accretion of yield on purchased loans	(1,160)	(826)
Accretion of discounts and amortization of premiums on securities, net	708	289
Gain on sales of securities	(1)	(1,400)
Origination of loans held for sale	(1,346,535)	(749,775)
Proceeds from sale of loans held for sale	1,507,296	794,887
Gain on sale and change in fair value of loans held for sale	(22,833)	(22,507)
Net (gain) loss on sales or write-downs of foreclosed assets	(748)	11
(Gain) loss on other assets	—	(140)
Provision for deferred income tax	5,425	949
Changes in:
Other assets and interest receivable	11,954	(9,112)
Accrued expenses and other liabilities	(4,732)	(8,868)
Net cash provided by operating activities	147,287	13,155
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	102,263
Maturities, prepayments and calls	19,480	19,895
Purchases	(4,987)	(52,074)
Net increase in loans	(46,190)	(8,808)
Purchases of premises and equipment	(459)	(1,653)
Proceeds from the sale of foreclosed assets	2,228	1,560
Net cash (used in) provided by investing activities	(29,928)	61,183
Cash flows from financing activities:
Net increase in demand and savings deposits	31,135	41,438
Net increase (decrease) in time deposits	(1,498)	(10,779)
Net (decrease) increase in securities sold under agreements to repurchase	(3,431)	(64,744)
Increase (decrease) in short-term borrowings	(150,000)	(18,000)
Payments on long-term debt	(340)	(415)
Dividends paid	—	(5,000)
Net cash used in financing activities	(124,134)	(57,500)
Net change in cash and cash equivalents	(6,775)	16,838
Cash and cash equivalents at beginning of the period	136,327	97,723
Cash and cash equivalents at end of the period	$129,552	$114,561

Supplemental cash flow information:
Interest paid	$2,330	$2,361
Taxes paid	31	797
Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	$888	$530
Transfers from foreclosed real estate to loans	—	67
Transfers from loans held for sale to loans	4,341	1,232
Fair value election of mortgage servicing rights	1,011	—

See accompanying notes to consolidated financial statements (unaudited)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (1)—Basis of presentation:

FB Financial Corporation (the “Company”) is a bank holding company, headquartered in Nashville, Tennessee. FB Financial operates through its wholly owned banking subsidiary, FirstBank (the “Bank”), with 45 full-service bank branches across Tennessee, north Alabama and north Georgia, and a national mortgage business across the Southeast.

The consolidated financial statements, including the notes thereto of the Company, formerly First South Bancorp, Inc. until the Company name was changed in 2016, have been prepared in accordance with United States generally accepted accounting principles (“GAAP’) interim reporting requirements, and therefore do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

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

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”).

The Company terminated its S-Corporation status and became a taxable corporate entity (“C Corporation”) on September 16, 2016 in connection with its initial public offering. Pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma combined effective tax rate of 37.32% for the three months ended March 31, 2016, as if it had been a C Corporation during that period.

As of March 31, 2017, the Company is considered a “controlled company” and is controlled by the Company’s Executive Chairman and former sole shareholder, James W. Ayers.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Unearned compensation plus assumed proceeds from the applicable tax benefits are used to repurchase common stock at the average market price. There were no dilutive instruments outstanding during the three months ended March 31, 2016; therefore, diluted net income per common share is the same as basic net income per share for these periods.

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
Basic earnings per share calculation:
Net income	$9,753	$14,599
Weighted-average basic shares outstanding	24,138,437	17,180,000
Basic earnings per share	$0.40	$0.85
Diluted earnings per share:
Net income	$9,753	$14,599
Weighted-average basic shares outstanding	24,138,437	17,180,000
Average diluted common shares outstanding	472,554	—
Weighted-average diluted shares outstanding	24,610,991	17,180,000
Diluted earnings per share	$0.40	$0.85
Pro forma earnings per share:
Pro forma net income	$9,753	$9,803
Weighted-average basic shares outstanding	24,138,437	17,180,000
Pro forma basic earnings per share	$0.40	$0.57
Pro forma diluted earnings per share:
Pro forma net income	$9,753	$9,803
Weighted-average diluted shares outstanding	24,610,991	17,180,000
Pro forma diluted earnings per share	$0.40	$0.57

Except as set forth below, the Company did not adopt any new accounting policies that were not disclosed in the Company’s 2016 audited financial statements included on Form 10-K.

As of January 1, 2017, the Company elected to account for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, Transfers and Servicing. The change in accounting policy resulted in a one-time adjustment to retained earnings of $615 for the after-tax increase in fair value above book value at January 1, 2017.

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption that were not disclosed in the Company’s 2016 audited financial statements included on Form 10-K.

Note (2)—Mergers and acquisitions:

Clayton Bank and Trust and American City Bank

On February 8, 2017, the Company and FirstBank entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Clayton HC, Inc., a Tennessee Corporation (“Seller”), Clayton Bank and Trust, a Tennessee state bank and wholly-owned subsidiary of Seller (“CBT”), American City Bank, a Tennessee state bank and wholly-owned subsidiary of Seller (“ACB,” and together with CBT, the “Clayton Banks”), and James L. Clayton, the majority shareholder of Seller (“Clayton”). On the terms and subject to the conditions set forth in the Purchase Agreement, FirstBank has committed to purchase from Seller all of the issued and outstanding shares of the Clayton Banks (the “Stock Purchase”). Following the consummation of the Stock Purchase, the Clayton Banks will merge with and into FirstBank, with FirstBank continuing as the surviving banking corporation. The acquisition is valued at approximately $284.2 million at the date of announcement.  The Clayton Banks had approximately $1,199 million in assets, $1,065 million in loans and $929 million in deposits, and

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

18 banking offices in Tennessee as of March 31, 2017. Consummation of the Stock Purchase is subject to, among other things, the receipt of approval by regulatory authorities.  The acquisition is expected to be completed sometime in the third quarter of 2017, subject to the satisfaction of the closing conditions thereto.

In connection with the transaction, the Company incurred $487 in merger and conversion expenses during the three month ended March 31, 2017.

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

In connection with the transaction, the Company incurred $606 in merger and conversion expenses during the three months ended March 31, 2016.

Note (3)—Investment securities:

The amortized cost of securities and their fair values at March 31, 2017 and December 31, 2016 are shown below:

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$999	$—	$(12)	$987
Mortgage-backed securities - residential	432,499	824	(7,380)	425,943
Municipals, tax exempt	119,182	3,149	(1,771)	120,560
Treasury securities	11,817	—	(44)	11,773
Total debt securities	564,497	3,973	(9,207)	559,263
Equity securities	8,762	1	(140)	8,623
Total securities available-for-sale	$573,259	$3,974	$(9,347)	$567,886

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

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

Securities pledged at March 31, 2017 and December 31, 2016 had a carrying amount of $401,409 and $390,814, respectively, and were pledged to secure Federal Home Loan Bank advances, a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2017 and December 31, 2016 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	March 31, 2017		December 31, 2016
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$11,332	$11,429	$9,290	$9,352
Due in one to five	28,982	30,069	25,520	26,340
Due in five to ten years	27,447	28,486	31,122	32,248
Due in over ten years	64,237	63,336	62,909	61,725
	131,998	133,320	128,841	129,665
Mortgage-backed securities - residential	432,499	425,943	450,874	443,908
	$564,497	$559,263	$579,715	$573,573

Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$—	$102,263
Gross realized gains	—	1,400
Gross realized losses	—	—

The Company also recognized $1 in gains related to the early call of available-for-sale securities for the three months ended March 31, 2017.

Subsequent to March 31, 2017, the Company sold $12,135 in available-for-sale securities and recognized a gain of $23 related to this transaction.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

The following tables show gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$987	$12	$—	$—	$987	$12
Mortgage-backed securities - residential	376,680	6,730	18,307	650	394,987	7,380
Municipals, tax exempt	40,529	1,757	216	14	40,745	1,771
Treasury securities	11,773	44	—	—	11,773	$44
Total debt securities	429,969	8,543	18,523	664	448,492	9,207
Equity securities	—	—	3,005	140	3,005	140
	$429,969	$8,543	$21,528	$804	$451,497	$9,347

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$985	$13	$—	$—	$985	$13
Mortgage-backed securities - residential	390,595	7,230	19,073	675	409,668	7,905
Municipals, tax exempt	43,132	2,114	—	—	43,132	2,114
Treasury securities	10,256	52	—	—	10,256	52
Total debt securities	444,968	9,409	19,073	675	464,041	10,084
Equity securities	—	—	3,126	135	3,126	135
	$444,968	$9,409	$22,199	$810	$467,167	$10,219

As of March 31, 2017 and December 31, 2016, the Company’s securities portfolio consisted of 335 and 329 securities, 143 and 151 of which were in an unrealized loss position, respectively.

The Company evaluates securities with unrealized losses for other-than-temporary impairment (OTTI), and the Company recorded no OTTI for the three months ended March 31, 2017 and 2016. The unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. For debt securities, the Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. For equity securities, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Note (4)—Loans and allowance for loan losses:

Loans outstanding at March 31, 2017 and December 31, 2016, by major lending classification are as follows:

	March 31,	December 31,
	2017	2016
Commercial and industrial	$399,333	$386,233
Construction	267,998	245,905
Residential real estate:
1-to-4 family mortgage	302,166	294,924
Residential line of credit	177,928	177,190
Multi-family mortgage	45,244	44,977
Commercial real estate:
Owner occupied	359,120	357,346
Non-owner occupied	273,716	267,902
Consumer and other	75,490	74,307
Gross loans	1,900,995	1,848,784
Less: Allowance for loan losses	(22,898)	(21,747)
Net loans	$1,878,097	$1,827,037

As of March 31, 2017 and December 31, 2016, $287,214 and $525,180, respectively, of 1-to-4 family mortgage loans and loans held for sale were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of March 31, 2017 and December 31, 2016, $31,309 and $40,537, respectively, of multi-family mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three months ended March 31, 2017 and 2016:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	179	635	(239)	(155)	4	81	(998)	236	(257)
Recoveries of loans previously charged-off	83	29	26	56	—	4	1,639	13	1,850
Loans charged off	(169)	(6)	(88)	—	—	—	—	(179)	(442)
Ending balance - March 31, 2017	$5,402	$5,598	$2,896	$1,514	$508	$3,387	$2,660	$933	$22,898

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2016
Beginning balance - December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460
Provision for loan losses	99	(666)	42	(163)	279	325	113	(38)	(9)
Recoveries of loans previously charged-off	10	41	62	37	—	6	4	72	232
Loans charged off	(2)	—	—	—	—	—	—	(250)	(252)
Ending balance - March 31, 2016	$5,242	$4,518	$4,280	$2,075	$590	$4,013	$2,739	$974	$24,431

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment and loans collectively evaluated for impairment as of March 31, 2017 and December 31, 2016:

							March 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$34	$—	$22	$—	$—	$102	$85	$—	$243
Collectively evaluated for impairment	5,368	5,598	2,874	1,514	508	3,285	2,575	933	22,655
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - March 31, 2017	$5,402	$5,598	$2,896	$1,514	$508	$3,387	$2,660	$933	$22,898

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year-end amount of allowance allocated to:
Individually evaluated for impairment	$135	$—	$23	$—	$—	$113	$242	$—	$513
Collectively evaluated for impairment	5,174	4,940	3,174	1,613	504	3,189	1,777	863	21,234
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment and loans collectively evaluated for impairment as of March 31, 2017 and December 31, 2016:

							March 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,272	$305	$2,216	$—	$1,014	$2,459	$2,128	$25	$9,419
Collectively evaluated for impairment	397,583	263,424	297,817	177,928	44,205	352,623	266,436	75,461	1,875,477
Acquired with deteriorated credit quality	478	4,269	2,133	—	25	4,038	5,152	4	16,099
Ending balance - March 31, 2017	$399,333	$267,998	$302,166	$177,928	$45,244	$359,120	$273,716	$75,490	$1,900,995

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company’s risk rating definitions include:

Watch.    Loans rated as watch includes loans in which management believes conditions have occurred, or may occur, which could result in the loan being downgraded to a worse rated category. Also included in watch are loans rated as special mention, which have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.    Loans rated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so rated have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Also included in this category are loans considered doubtful, which have all the weaknesses previously described and management believes those weaknesses may make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be pass rated loans.

The following table shows credit quality indicators by portfolio class at March 31, 2017 and December 31, 2016:

March 31, 2017	Pass	Watch	Substandard	Total
Commercial and industrial	$362,172	$34,722	$2,439	$399,333
Construction	260,791	2,341	4,866	267,998
Residential real estate:
1-to-4 family mortgage	285,819	6,894	9,453	302,166
Residential line of credit	173,491	2,016	2,421	177,928
Multi-family mortgage	44,058	147	1,039	45,244
Commercial real estate:
Owner occupied	341,784	8,947	8,389	359,120
Non-owner occupied	258,887	6,283	8,546	273,716
Consumer and other	74,742	345	403	75,490
Total	$1,801,744	$61,695	$37,556	$1,900,995

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

December 31, 2016	Pass	Watch	Substandard	Total
Commercial and industrial	$351,046	$31,074	$4,113	$386,233
Construction	236,588	4,612	4,705	245,905
Residential real estate:
1-to-4 family mortgage	277,948	6,945	10,031	294,924
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,055	44,977
Commercial real estate:
Owner occupied	338,698	10,459	8,189	357,346
Non-owner occupied	249,877	10,273	7,752	267,902
Consumer and other	73,454	417	436	74,307
Total	$1,744,392	$65,807	$38,585	$1,848,784

Loans acquired in business combinations that exhibited at the date of acquisition evidence of deterioration of credit quality since origination such that it was probable that all contractually required payments would not be collected are considered to be purchased credit impaired and were as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Commercial and industrial	$478	$478
Construction	4,269	4,319
Residential real estate:
1-to-4 family mortgage	2,133	2,107
Residential line of credit	—	—
Multi-family mortgage	25	28
Commercial real estate:
Owner occupied	4,038	3,782
Non-owner occupied	5,152	5,340
Consumer and other	4	4
Total	$16,099	$16,058

The following table presents the current value of loans determined to be impaired at the time of acquisition at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Contractually-required principal and interest	$21,997	$22,961
Nonaccretable difference	(3,756)	(4,459)
Cash flows expected to be collected	18,241	18,502
Accretable yield	(2,142)	(2,444)
Carrying value	$16,099	$16,058

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Changes in accretable yield and nonaccretable difference of purchased loans were as follows:

	Accretable yield		Nonaccretable Difference
	Purchased Credit Impaired	Purchased Non-impaired	Purchased Credit Impaired	Purchased Non-impaired	Total
Balance at December 31, 2016	$(2,444)	$(1,240)	$(4,459)	$—	$(8,143)
Principal reductions/ pay-offs	(698)	—	698	—	—
Charge-offs	—	—	5	—	5
Recoveries	(23)	—	—	—	(23)
Accretion	1,023	137	—	—	1,160
Balance at March 31, 2017	$(2,142)	$(1,103)	$(3,756)	$—	$(7,001)

Balance at December 31, 2015	$(1,637)	$(2,008)	$(8,369)	$(209)	$(12,223)
Principal reductions/ pay-offs	(231)	—	231	—	—
Charge-offs	—	—	440	—	440
Sale of credit card portfolio	—	—	—	70	70
Accretion	408	418	—	—	826
Balance at March 31, 2016	$(1,460)	$(1,590)	$(7,698)	$(139)	$(10,887)

Nonperforming loans include loans that are no longer accruing interest (non-accrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Loans acquired with deteriorated credit quality amounting to $16,099 and $16,058, respectively, at March 31, 2017 and December 31, 2016 have been excluded from the tables below in accordance with ASC-310-10-50, Receivables- Overall- Disclosure.

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at March 31, 2017 and December 31, 2016:

March 31, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$436	$123	$1,092	$397,204	$398,855
Construction	174	194	248	263,113	263,729
Residential real estate:
1-to-4 family mortgage	3,601	346	1,950	294,136	300,033
Residential line of credit	1,307	780	285	175,556	177,928
Multi-family mortgage	—	—	—	45,219	45,219
Commercial real estate:
Owner occupied	217	81	1,933	352,851	355,082
Non-owner occupied	81	—	2,170	266,313	268,564
Consumer and other	355	66	28	75,037	75,486
Total	$6,171	$1,590	$7,706	$1,869,429	$1,884,896

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

December 31, 2016	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$262	$127	$1,297	$384,069	$385,755
Construction	441	17	254	240,874	241,586
Residential real estate:
1-to-4 family mortgage	3,130	697	2,289	286,701	292,817
Residential line of credit	1,139	433	601	175,017	177,190
Multi-family mortgage	—	—	—	44,949	44,949
Commercial real estate:
Owner occupied	186	—	2,007	351,371	353,564
Non-owner occupied	158	—	2,251	260,153	262,562
Consumer and other	433	55	30	73,785	74,303
Total	$5,749	$1,329	$8,729	$1,816,919	$1,832,726

Impaired loans recognized in conformity with ASC 310 at March 31, 2017 and December 31, 2016, segregated by class, were as follows:

March 31, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$727	$869	$34
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	99	365	22
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	623	654	102
Non-owner occupied	521	1,048	85
Consumer and other	—	—	—
Total	$1,970	$2,936	$243
With no related allowance recorded
Commercial and industrial	$545	$676	$—
Construction	305	317	—
Residential real estate:
1-to-4 family mortgage	2,117	2,118	—
Residential line of credit	—	—	—
Multi-family mortgage	1,014	1,014	—
Commercial real estate:
Owner occupied	1,836	2,943	—
Non-owner occupied	1,607	2,339	—
Consumer and other	25	26	—
Total	$7,449	$9,433	$—
Total impaired loans	$9,419	$12,369	$243

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

December 31, 2016	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$854	$854	$135
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	103	369	23
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	635	654	113
Non-owner occupied	1,151	1,678	242
Consumer and other	1	1	—
Total	$2,744	$3,556	$513
With no related allowance recorded:
Commercial and industrial	$622	$746	$—
Construction	2,686	2,694	—
Residential real estate:
1-to-4 family mortgage	2,368	2,370	—
Residential line of credit	311	321	—
Multi-family mortgage	1,027	1,027	—
Commercial real estate:
Owner occupied	2,117	3,205	—
Non-owner occupied	1,050	1,781	—
Consumer and other	26	26	—
Total	$10,207	$12,170	$—
Total impaired loans	$12,951	$15,726	$513

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Average recorded investment and interest income on a cash basis recognized during the three months ended March 31, 2017 and 2016 on impaired loans, segregated by class, were as follows:

Three Months Ended March 31, 2017	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$791	$5
Construction	—	—
Residential real estate:
1-to-4 family mortgage	101	—
Residential line of credit	—	—
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	629	12
Non-owner occupied	836	—
Consumer and other	1	—
Total	$2,357	$17
With no related allowance recorded
Commercial and industrial	584	$9
Construction	1,496	5
Residential real estate:
1-to-4 family mortgage	2,243	17
Residential line of credit	156	—
Multi-family mortgage	1,021	11
Commercial real estate:
Owner occupied	1,977	38
Non-owner occupied	1,329	—
Consumer and other	26	1
Total	$8,828	$81
Total impaired loans	$11,185	$98
Three Months Ended March 31, 2016
With a related allowance recorded:
Commercial and industrial	$1,051	$5
Construction	154	—
Residential real estate:
1-to-4 family mortgage	2,187	16
Residential line of credit	163	—
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	1,310	—
Non-owner occupied	2,905	6
Consumer and other	—	—
Total	$7,770	$27
With no related allowance recorded
Commercial and industrial	$573	$1
Construction	2,685	31
Residential real estate:
1-to-4 family mortgage	1,749	42
Residential line of credit	—	—
Multi-family mortgage	1,066	1
Commercial real estate:
Owner occupied	1,095	30
Non-owner occupied	1,112	—
Consumer and other	—	—
Total	$8,280	$105
Total impaired loans	$16,050	$132

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

December 31, 2016	Recorded investment	Unpaid principal	Related allowance	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$854	$854	$135	$994	$17
Construction	—	—	—	154	—
Residential real estate:
1-to-4 family mortgage	103	369	23	1,750	1
Residential line of credit	—	—	—	—	—
Multi-family mortgage	—	—	—	1,756	—
Commercial real estate:
Owner occupied	635	654	113	1,777	25
Non-owner occupied	1,151	1,678	242	1	—
Consumer and other	1	1	—	—	—
Total	$2,744	$3,556	$513	$6,432	$43
With no related allowance recorded:
Commercial and industrial	$622	$746	$—	$494	$20
Construction	2,686	2,694	—	2,622	132
Residential real estate:
1-to-4 family mortgage	2,368	2,370	—	1,329	137
Residential line of credit	311	321	—	156	10
Multi-family mortgage	1,027	1,027	—	1,051	37
Commercial real estate:
Owner occupied	2,117	3,205	—	1,120	119
Non-owner occupied	1,050	1,781	—	1,050	—
Consumer and other	26	26	—	13	—
Total	$10,207	$12,170	$—	$7,835	$455
Total impaired loans	$12,951	$15,726	$513	$14,267	$498

As of March 31, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $8,681 and $8,802, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $234 and $402 of specific reserves for those loans at March 31, 2017 and December 31, 2016, respectively, and has committed to lend additional amounts totaling up to $0 and $1, respectively to these customers. Of these loans, $4,262 and $4,265 were classified as non-accrual loans as of March 31, 2017 and December 31, 2016.

The following table presents the financial effect of TDRs recorded during the periods indicated:

Three Months Ended March 31, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$5	$5	$—
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	—
Total	4	$1,093	$1,093	$—

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Three Months Ended March 31, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	2	$443	$433	$39
Total	2	$443	$433	$39

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2017 or 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended March 31, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Note (5)—Foreclosed real estate:

The amount reported as real estate acquired through foreclosure proceedings is carried at fair value less estimated cost to sell the property. The following table summarizes the foreclosed real estate for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$7,403	$11,641
Transfers from loans	888	530
Properties sold	(2,228)	(1,560)
Gain on sale of foreclosed assets	871	57
Transferred to loans	—	(67)
Write-downs and partial liquidations	(123)	(68)
Balance at end of period	$6,811	$10,533

Foreclosed residential real estate properties included in the table above totaled $2,568 and $2,143 as of March 31, 2017 and December 31, 2016, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $153 and $96 at March 31, 2017 and December 31, 2016, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Note (6)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Carrying value at December 31	$32,070	$29,711
Fair value impact of change in accounting policy (See Note 1)	1,011	—
Carrying value at beginning of period	33,081	29,711
Capitalization	15,013	9,130
Amortization	—	(1,457)
Impairment	—	(773)
Change in fair value:
Due to pay-offs/pay-downs	(265)	—
Due to change in valuation inputs or assumptions	(236)	—
Carrying value at March 31	$47,593	$36,611

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Servicing income:
Servicing income	$2,748	$1,996
Change in fair value of mortgage servicing rights	(501)	—
Gross servicing income	2,247	1,996
Servicing expenses:
Servicing asset amortization	—	1,457
Servicing asset impairment	—	773
Other servicing expenses	926	408
Gross servicing expenses	926	2,638
Net servicing (loss) income	$1,321	$(642)

Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Unpaid principal balance	$4,102,412	$2,833,958
Weighted-average prepayment speed (CPR)	8.40%	8.40%
Estimated impact on fair value of a 10% increase	(1,800)	(1,256)
Estimated impact on fair value of a 20% increase	(3,487)	(2,434)
Discount rate	9.79%	9.54%
Estimated impact on fair value of a 100 bp increase	(1,987)	(1,394)
Estimated impact on fair value of a 200 bp increase	(3,821)	(2,679)
Weighted-average coupon interest rate	3.65%	3.59%
Weighted-average servicing fee (basis points)	28	27
Weighted-average remaining maturity (in months)	326	328

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

During the year ended December 31, 2016, the Company sold $34,118 of mortgage servicing rights on $3,332,903 of serviced mortgage loans, of which the Company continued to subservice until they were transferred in during the first quarter and into April 2017. As of March 31, 2017 and December 31, 2016, the Company subserviced $787,905 and $3,332,903, respectively, related to this transaction.

On March 7, 2017, the Company signed a letter of intent to sell approximately $1,086,465 in serviced mortgage loan balances. The sale was completed on April 7, 2017, recognizing a gain of $17 and transaction costs of approximately $248 in conjunction with the transaction.

Note (7)—Income taxes:

In connection with the initial public offering, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on September 16, 2016. As such, periods prior to September 16, 2016 will only reflect an effective state income tax rate. During the third quarter of 2016, the deferred tax net liability increased $13,181 from the conversion in the taxable status. The deferred tax net liability is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma statements of income for the three months ended March 31, 2016.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the three months ended
	March 31,
	2017	2016
Current	$—	$92
Deferred	5,425	949
Total	$5,425	$1,041

Federal income tax expense for the three months ended March 31, 2017 and 2016 differs from the statutory federal rate of 35% due to the following:

	For the three months ended
	March 31,
	2017	2016
Federal taxes calculated at statutory rate	$5,305	$—
Increase (decrease) resulting from:
State taxes, net of federal benefit	610	1,001
Benefit of equity based compensation	(195)	—
Other	(295)	40
Income tax expense, as reported	$5,425	$1,041

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

The components of the net deferred tax liability at March 31, 2017 and December 31, 2016, are as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$8,967	$8,516
Amortization of core deposit intangible	1,031	996
Compensation related	4,491	7,552
Unrealized loss on securities	2,107	2,462
Net operating loss carryforward	3,212	—
Other	2,349	2,430
Subtotal	22,157	21,956
Deferred tax liabilities:
FHLB stock dividends	(827)	(827)
Depreciation	(6,476)	(6,548)
Mortgage servicing rights	(18,637)	(12,558)
Other	(6,175)	(6,203)
Subtotal	(32,115)	(26,136)
Net deferred tax liability	$(9,958)	$(4,180)

In recording the impact of the conversion to a C Corporation during the third quarter of 2016, the Company recorded a deferred income tax expense of $2,955 related to the unrealized gain on available for sale securities through the income statement in accordance with ASC 740-20-45-8; therefore, the amount shown in other comprehensive income has not been reduced by the above expense. This difference will remain in OCI until the underlying securities are sold or mature in accordance with the portfolio approach allowed under ASC 740.

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

	March 31,	December 31,
	2017	2016
Commitments to extend credit, excluding interest rate lock commitments	$647,395	$726,122
Letters of credit	23,486	22,547
Balance at end of period	$670,881	$748,669

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $849 for three months ended March 31, 2017 and 2016. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	March 31,
	2017	2016
Balance at beginning of period	$2,659	$2,156
Provision for loan repurchases or indemnifications	183	390
Recoveries on previous losses	—	—
Losses on loans repurchased or indemnified	—	—
Balance at end of period	$2,842	$2,546

Note (9)—Derivatives:

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for a mortgage loan are typically locked in for forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. The notional amount of commitments to fund fixed-rate mortgage loans was $449,009 and $532,920 at March 31, 2017 and December 31, 2016, respectively. The Company also enters into mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $598,500 and $829,000 at March 31, 2017 and December 31, 2016, respectively. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

The Company has entered into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2017 and December 31, 2016, the Company had notional amounts of $78,223 and $22,243, respectively, on interest rate contracts with corporate customers and $78,223 and $22,243, respectively, in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans. The fair value on the swaps was $1,215 and $586 at March 31, 2017 and December 31, 2016, respectively.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	Balance Sheet Classification	Fair Value
		March 31,	December 31,
		2017	2016
Derivative assets:
Not designated as hedging:
Interest rate swaps	Other Assets	$1,215	$586
Forward commitments	Other Assets	—	12,731
Interest rate-lock commitments	Other Assets	9,370	6,428
Total		$10,585	$19,745

Derivative liabilities:
Not designated as hedging:
Interest rate swaps	Other Liabilities	$1,215	$586
Forward commitments	Other Liabilities	3,445	—
Total		$4,660	$586

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended March 31,
	2017	2016
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Included in mortgage banking income	$2,942	$7,268
Forward commitments:
Included in mortgage banking income	(3,320)	(8,753)
Total	$(378)	$(1,485)

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

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

Loans held for sale—Loans held for sale are carried at fair value. Fair value is used is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs.

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

Mortgage servicing rights—Servicing rights are carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Mortgage servicing rights are disclosed as Level 3.

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

The following methods were used to estimate the fair value of the Company’s financial instruments which were not previously presented:

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

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

Accrued interest payable and receivable – The carrying amounts of accrued interest approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value
March 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$129,552	$129,552	$—	$—	$129,552
Available-for-sale securities	567,886	—	563,337	4,549	567,886
Federal Home Loan Bank Stock	7,743	—	—	7,743	7,743
Loans, net	1,878,097	—	1,876,703	209	1,876,912
Loans held for sale	365,173	—	365,173	—	365,173
Interest receivable	7,247	—	7,247	—	7,247
Mortgage servicing rights	47,593	—	—	47,593	47,593
Derivatives	10,585	—	10,585	—	10,585
Financial liabilities:
Deposits:
Without stated maturities	$2,311,666	$2,311,666	$—	$—	$2,311,666
With stated maturities	389,533	—	386,568	—	386,568
Securities sold under agreement to repurchase	18,130	18,130	—	—	18,130
Interest payable	928	522	406	—	928
Long-term debt	44,552	—	43,661	—	43,661
Derivatives	4,660	—	4,660	—	4,660

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

		Fair Value
December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,327	$136,327	$—	$—	$136,327
Available-for-sale securities	582,183	—	577,634	4,549	582,183
Federal Home Loan Bank Stock	7,743	—	—	7,743	7,743
Loans, net	1,827,037	—	1,822,054	1,281	1,823,335
Loans held for sale	507,442	—	507,442	—	507,442
Interest receivable	7,241	—	7,241	—	7,241
Mortgage servicing rights, net	32,070	—	—	33,081	33,081
Derivatives	19,745	—	19,745	—	19,745
Financial liabilities:
Deposits:
Without stated maturities	$2,280,531	$2,280,531	$—	$—	$2,280,531
With stated maturities	391,031	—	390,484	—	390,484
Securities sold under agreement to repurchase	21,561	21,561	—	—	21,561
Short term borrowings	150,000	150,000	—	—	150,000
Interest payable	620	237	383	—	620
Long-term debt	44,892	—	43,994	—	43,994
Derivatives	586	—	586	—	586

The balances and levels of the assets measured at fair value on a recurring basis at March 31, 2017 are presented in the following tables:

At March 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$987	$—	$987
Mortgage-backed securities	—	425,943	—	425,943
Municipals, tax-exempt	—	120,560	—	120,560
Treasury securities	—	11,773	—	11,773
Equity securities	—	4,074	4,549	8,623
Total	$—	$563,337	$4,549	$567,886
Loans held for sale	—	365,173	—	365,173
Mortgage servicing rights	—	—	47,593	47,593
Derivatives	—	10,585	—	10,585
Financial Liabilities:
Derivatives	$—	$4,660	$—	$4,660

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

The balances and levels of the assets measured at fair value on a non-recurring basis at March 31, 2017 are presented in the following tables:

At March 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Foreclosed assets	$—	$—	$942	$942
Impaired loans:
Commercial and industrial	—	—	55	55
Commercial real estate:
Non-owner occupied	—	—	154	154
Total	$—	$—	$209	$209

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2016 are presented in the following tables:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$985	$—	$985
Mortgage-backed securities	—	443,908	—	443,908
Municipals, tax-exempt	—	116,923	—	116,923
Treasury securities	—	11,757	—	11,757
Equity securities	—	4,061	4,549	8,610
Total	$—	$577,634	$4,549	$582,183
Loans held for sale	—	507,442	—	507,442
Derivatives	—	19,745	—	19,745
Financial Liabilities:
Derivatives	$—	$586	$—	$586

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2016 are presented in the following tables:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Foreclosed assets	$—	$—	$2,315	$2,315
Mortgage servicing rights	—	—	32,070	32,070
Impaired Loans:
Commercial and industrial	—	—	542	542
Commercial real estate:
Owner occupied	—	—	635	635
Non-owner occupied	—	—	—	—
Construction	—	—	—	—
Residential real estate:
1-4 family mortgage	—	—	103	103
Multifamily	—	—	—	—
Consumer and other	—	—	1	1
Total	$—	$—	$1,281	$1,281

There were no transfers between Level 1, 2 or 3 during the periods presented.

There was no change in fair value on available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during either of the three months ended March 31, 2017 and 2016.

The fair value of certain of the Company’s equity are determined from information derived from external parties that calculate discounted cash flows using swap and LIBOR curves plus spreads that adjust for loss severities, volatility, credit risk and optionality. When available, broker quotes are used to validate the model. Industry research reports as well as assumptions about specific-issuer defaults and deferrals are reviewed and incorporated into the calculations. There is no established market for the Company’s equity securities, and as such, the Company has estimated that historical costs approximates market value.

The following table presents information as of March 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$209	Valuation of collateral	Discount for comparable sales	0%-30%
Foreclosed assets	$942	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%

The following table presents information as of December 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$1,281	Valuation of collateral	Discount for comparable sales	0%-30%
Foreclosed assets	$2,315	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%
Mortgage servicing rights, net	$33,081	Discounted cash flows	See Note 6	See Note 6

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

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

Net gains of $7,606 and $1,579 resulting from fair value changes of the mortgage loans were recorded in income during the three months ended March 31, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income.

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

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$365,173	$351,628	$13,545
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2016
Mortgage loans held for sale measured at fair value	$507,442	$501,503	$5,939
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

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

During 2016, the Company realigned its segment reporting structure to reclassify mortgage banking income and related expenses associated with retail mortgage originations within our Banking geographic footprint from the Mortgage segment to the Banking segment. This change was made to capture all of the product and service offerings for our Banking customer base within our banking geographic footprint into the Banking segment while capturing all of the mortgage banking activities outside of the banking footprint into the Mortgage segment to allow our CEO to better determine resource allocations and operating performance for each segment. As such, the tables below have been revised to reflect the reclassification for all periods presented.

The following tables provides segment financial information for the three months ended March 31, 2017 and 2016 follows:

Three Months Ended March 31, 2017	Banking	Mortgage	Consolidated
Net interest income	$29,856	$395	$30,251
Provision for loan loss	(257)	—	(257)
Mortgage banking income	5,666	19,414	25,080
Other noninterest income	6,007	—	6,007
Depreciation	864	138	1,002
Amortization of intangibles	392	—	392
Amortization and impairment of mortgage servicing rights	—	—	—
Loss on sale of mortgage servicing rights	—	—	—
Other noninterest mortgage banking expense	4,836	17,532	22,368
Other noninterest expense	22,655	—	22,655
Income before income taxes	13,039	2,139	15,178
Income tax expense			5,425
Net income			9,753
Total assets	$2,705,118	$461,341	$3,166,459
Goodwill	46,767	100	46,867

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Three Months Ended March 31, 2016	Banking	Mortgage	Consolidated
Net interest income	$26,014	$(71)	$25,943
Provision for loan loss	(9)	—	(9)
Mortgage banking income	6,147	18,356	24,503
Other noninterest income	6,532	—	6,532
Depreciation	901	114	1,015
Amortization of intangibles	552	—	552
Amortization and impairment of mortgage servicing rights	—	2,914	2,914
Loss on sale of mortgage servicing rights	—	—	—
Other noninterest mortgage banking expense	3,858	12,712	16,570
Other noninterest expense	20,296	—	20,296
Income before income taxes	13,095	2,545	15,640
Income tax expense			1,041
Net income			14,599
Total assets	$2,532,060	$323,503	$2,855,563
Goodwill	46,767	100	46,867

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit had a prime interest rate of 4.00% and 3.50% as of March 31, 2017 and 2016, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $3,551 and $2,259 for the three months ended March 31, 2017 and 2016, respectively.

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

For March 31, 2017 and December 31, 2016 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2017 and December 31, 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of March 31, 2017, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

The table below includes new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservative buffer will be fully phased in January 1, 2019 at 2.5 percent.

Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital (to risk-weighted assets)
FB Financial Corporation	$350,667	13.76%	$203,876	8.0%	$235,732	9.25%	N/A	N/A
FirstBank	316,013	12.42%	203,551	8.0%	235,356	9.25%	$254,439	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$327,769	12.87%	$152,806	6.0%	$184,641	7.25%	N/A	N/A
FirstBank	293,115	11.52%	152,664	6.0%	184,469	7.25%	$152,664	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$327,769	10.46%	$125,342	4.0%	N/A	N/A	N/A	N/A
FirstBank	293,115	9.36%	125,263	4.0%	N/A	N/A	$156,579	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$297,769	11.69%	$114,625	4.5%	$146,465	5.75%	N/A	N/A
FirstBank	293,115	11.52%	114,498	4.5%	146,303	5.75%	$165,386	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
FB Financial Corporation	$338,893	13.03%	$208,069	8.0%	$224,325	8.63%	N/A	N/A
FirstBank	304,018	11.72%	207,521	8.0%	223,733	8.63%	$259,401	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$317,146	12.19%	$156,101	6.0%	$172,362	6.63%	N/A	N/A
FirstBank	282,271	10.88%	155,664	6.0%	171,879	6.63%	$155,664	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	$126,227	4.0%	N/A	N/A	N/A	N/A
FirstBank	282,271	8.95%	126,155	4.0%	N/A	N/A	$157,693	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$287,146	11.04%	$117,043	4.5%	$133,299	5.13%	N/A	N/A
FirstBank	282,271	10.88%	116,748	4.5%	132,963	5.13%	$168,636	6.5%

Note (13)—Stock-Based Compensation:

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Following the initial public offering, participants in the EBI Plans were given the option to elect conversion of their outstanding cash-settled EBI Units to stock-settled EBI Units.

The following table summarizes information about vested and unvested restricted stock units outstanding at March 31, 2017:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	1,200,848	$19.00
Grants	73,801	33.48
Released and distributed (vested)	(70,687)	19.00
Forfeited/expired	(544)	19.00
Balance, March 31, 2017	1,203,418	$19.15

The total fair value of restricted stock units vested and released was $1,343 for the three months ended March 31, 2017.

The compensation cost related to restricted stock units (included in salaries and employee benefits) was $1,352 for the three months ended March 31, 2017.

As of March 31, 2017, there was $16,842 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 3.70 years.

At March 31, 2017 and December 31, 2016, there were 67,470 and 180,447 units valued at $2,384 and $4,683, respectively, remaining in the equity based incentive plans for employees who elected cash settlement of EBI units.

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 85%, with respect to the first offering period, or 95%, with respect to the current offering period, of the lower of the price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). There were not any shares issued under the ESPP during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, there were 2,479,623 shares available for issuance under the ESPP.

Note (14)—Related party transactions:

(A) Loans:

The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business. In management’s opinion, these transactions with directors and executive officers complied with federal banking Regulation O and were made on substantially the same terms as those prevailing at the time for comparable transactions with other unaffiliated persons and did not involve more than the normal risk.

An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2017	$27,370
New loans and advances	2,065
Repayments	(1,975)
Loans outstanding at March 31, 2017	$27,460

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

Unfunded commitments to certain executive officers and directors and their associates totaled $7,099 and $6,838 at March 31, 2017 and December 31, 2016, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $155,390 and $150,373 as of March 31, 2017 and December 31, 2016, respectively.

(C) Leases:

The Bank leases various office spaces from entities related to the majority shareholder and his son, who is also a Director of the Company, under varying terms. The Company had $153 and $174 in unamortized leasehold improvements related to these leases at March 31, 2017 and December 31, 2016, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $126 and $134 for the three months ended March 31, 2017 and 2016, respectively.

(D) Subordinated debt:

On February 12, 1996, the Company borrowed $775 from the shareholder through a term subordinated note. On August 26, 1999, the Company borrowed $3,300 from the shareholder through a term subordinated note. On June 30, 2006, the Company borrowed $6,000 from the shareholder through a term subordinated note. The total of $10,075 was repaid with cash proceeds from the sale of common stock in the initial public offering, as discussed in Note 1. The Company paid interest payments related to these subordinated debentures to the shareholder amounting to approximately $68 for the three months ended March 31, 2016.

(E) Investment securities transactions:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $1,145 and $1,145 as of March 31, 2017 and December 31, 2016, respectively.

(F) Aviation time sharing agreement:

Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by the majority shareholder and his son, who is also a Director of the Company. This replaces the previous agreement dated December 21, 2012. During the three months ended March 31, 2017 and 2016, the Company made payments of $25 and $18, respectively, under these agreements.

ITEM 2—Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at March 31, 2017 and December 31, 2016 and our results of operations for the three months ended March 31, 2017 and 2016, and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 set forth in our Annual Report on Form 10-K and filed with the SEC and with our unaudited accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2017. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections in our Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Critical accounting policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry.  Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements.  Our critical accounting policies are described in the “Notes to Consolidated Financial Statements” in our audited financial statements for the year ended December 31, 2016 and in the “Critical Accounting Policies” section of “Management’s discussion and analysis of financial condition and results of operations”, both in our Annual Report on Form 10-K. In the first quarter of 2017, we adopted a new accounting policy electing fair value on mortgage servicing rights, which is further described in the “Notes to Consolidated Financial Statements” on this Quarterly Report on Form 10-Q.

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

Selected financial data

The following table presents certain selected financial data as of the dates or for the period indicated:

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
	2017	2016	2016
Statement of Income Data
Total interest income	$32,889	$28,242	$120,494
Total interest expense	2,638	2,299	9,544
Net interest income	30,251	25,943	110,950
Provision for loan losses	(257)	(9)	(1,479)
Total noninterest income	31,087	31,035	144,685
Total noninterest expense	46,417	41,347	194,790
Net income before income taxes	15,178	15,640	62,324
Income tax expense	5,425	1,041	21,733
Net income	9,753	14,599	40,591
Net interest income (tax—equivalent basis)	30,963	26,445	113,311
Per Common Share
Basic net income	0.40	0.85	2.12
Diluted net income	0.40	0.85	2.10
Book value(1)	14.16	14.74	13.71
Tangible book value(5)	12.05	11.65	11.58
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	5,425	5,837	22,902
Pro forma net income	9,753	9,803	39,422
Pro forma net income per common share—basic	0.40	0.57	2.06
Pro forma net income per common share—diluted	0.40	0.57	2.04
Selected Balance Sheet Data
Cash and due from banks	53,748	51,133	50,157
Loans held for investment	1,900,995	1,712,386	1,848,784
Allowance for loan losses	(22,898)	(24,431)	(21,747)
Loans held for sale	365,173	233,110	507,442
Available-for-sale securities, fair value	567,886	587,377	582,183
Foreclosed real estate, net	6,811	10,533	7,403
Total assets	3,166,459	2,855,563	3,276,881
Total deposits	2,701,199	2,469,133	2,671,562
Core deposits(5)	2,638,530	2,417,089	2,611,438
Borrowings	44,552	56,201	194,892
Total shareholders' equity	342,142	253,236	330,498
Selected Ratios
Return on average:
Assets(2)	1.25%	2.03%	1.35%
Shareholders' equity(2)	11.87%	23.79%	14.68%
Average shareholders' equity to average assets	10.50%	8.55%	9.22%
Net interest margin (tax-equivalent basis)	4.28%	4.03%	4.10%
Efficiency ratio	75.67%	72.57%	76.20%
Adjusted efficiency ratio (tax-equivalent basis)(5)	73.29%	71.43%	70.59%
Loans held for investment to deposit ratio	70.38%	69.35%	69.20%
Yield on interest-earning assets	4.65%	4.40%	4.45%
Cost of interest-bearing liabilities	0.51%	0.46%	0.48%
Cost of total deposits	0.32%	0.29%	0.29%
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	1.25%	1.37%	1.31%
Pro forma return on average equity(2)(4)	11.87%	15.97%	14.25%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	1.20%	1.43%	1.18%
Allowance for loan losses to nonperforming loans	246.32%	212.54%	216.22%
Nonperforming loans to loans, net of unearned income	0.49%	0.67%	0.54%
Capital Ratios (Company)
Shareholders' equity to assets	10.81%	8.87%	10.09%
Tier 1 capital (to average assets)	10.46%	7.66%	10.05%
Tier 1 capital (to risk-weighted assets(3)	12.42%	9.52%	12.19%
Total capital (to risk-weighted assets)(3)	13.28%	11.05%	13.03%
Tangible common equity to tangible assets(5)	9.34%	7.14%	8.65%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.28%	8.19%	11.04%
Capital Ratios (Bank)
Shareholders' equity to assets	11.65%	9.90%	9.94%
Tier 1 capital (to average assets)	9.36%	7.69%	8.95%
Tier 1 capital (to risk-weighted assets)(3)	11.14%	9.61%	10.88%
Total capital to (risk-weighted assets)(3)	12.01%	10.97%	11.72%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.14%	9.61%	10.88%
(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding as of March 31, 2017 and 2016 and December 31, 2016 was 24,154,323 and 17,180,000 and 24,107,660, respectively.

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

(3)

We calculate our risk-weighted assets using the standardized method of the Basel III Framework as of March 31, 2017 and December 31, 2016 and the Basel II Framework for March 31, 2016, as implemented by the Federal Reserve and the FDIC.

(4)

We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of 35.74% and 37.32% for the three months ended March 31, 2017 and 2016, respectively and 36.75% for the year ended December 31, 2016, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

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

GAAP reconciliation and management explanation of non-GAAP financial measures

We identify certain of the financial measures discussed in this Quarterly Report on Form 10-Q as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows.

The non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our summary historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our summary historical consolidated financial data when comparing such non-GAAP financial measures. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures.

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

The following table presents, as of the dates set forth below, the calculation of our efficiency ratio on a tax-equivalent basis:

	Three Months Ended March 31,		Year ended December 31,
(dollars in thousands, except per share data)	2017	2016	2016
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$46,417	$41,347	$194,790
Less vesting of one time equity grants	—	—	2,960
Less variable compensation charge related to cash settled equity awards previously issued	635	—	1,254
Less merger and conversion expenses	487	606	3,268
Less impairment of MSRs	—	773	4,678
Less loss on sale of MSRs	—	—	4,447
Adjusted noninterest expense	$45,295	$39,968	$178,183
Net interest income (tax-equivalent basis)	$30,963	$26,445	$113,311
Total noninterest income	31,087	31,035	144,685
Less change in fair value on mortgage servicing rights	(501)	—	—
Less gain on sales or (write-downs) of other real estate	748	(11)	1,282
Less gain (loss) on sale of other assets	—	140	(103)
Less gain on sales of securities	1	1,400	4,407
Adjusted noninterest income	$30,839	$29,506	$139,099
Adjusted operating revenue	$61,802	$55,951	$252,410
Efficiency ratio (GAAP)	75.67%	72.57%	76.20%
Adjusted efficiency ratio (tax-equivalent basis)	73.29%	71.43%	70.59%

Tangible book value per common share and tangible common equity to tangible assets

Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by the Company’s management to evaluate capital adequacy.  Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the Company’s capital position to other companies.  The most directly comparable financial measure calculated in accordance with GAAP is book value per common share and our total shareholders’ equity to total.

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of March 31,		As of December 31,
(dollars in thousands, except per share data)	2017	2016	2016
Tangible Assets
Total assets	$3,166,459	$2,855,563	$3,276,881
Adjustments:
Goodwill	(46,867)	(46,867)	(46,867)
Core deposit intangibles	(4,171)	(6,143)	(4,563)
Tangible assets	$3,115,421	$2,802,553	$3,225,451
Tangible Common Equity
Total shareholders' equity	$342,142	$253,236	$330,498
Adjustments:
Goodwill	(46,867)	(46,867)	(46,867)
Core deposit intangibles	(4,171)	(6,143)	(4,563)
Tangible common equity	$291,104	$200,226	$279,068
Common shares outstanding	24,154,323	17,180,000	24,107,660
Book value per common share	$14.16	$14.74	$13.71
Tangible book value per common share	12.05	11.65	11.58
Total shareholders' equity to total assets	10.81%	8.87%	10.09%
Tangible common equity to tangible assets	9.34%	7.14%	8.65%

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

The following table presents, as of the dates set forth below, core deposits compared total deposits:

	As of March 31,		As of December 31,
(dollars in thousands)	2017	2016	2016
Core deposits
Total deposits	$2,701,199	$2,469,133	$2,671,562
Less jumbo time deposits	62,669	52,044	60,124
Core deposits	$2,638,530	$2,417,089	$2,611,438

Mergers and acquisitions

Clayton Bank and Trust and American City Bank

On February 8, 2017, the Company and FirstBank entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Clayton HC, Inc., a Tennessee Corporation (“Seller”), Clayton Bank and Trust, a Tennessee state bank and wholly-owned subsidiary of Seller (“CBT”), American City Bank, a Tennessee state bank and wholly-owned subsidiary of Seller (“ACB,” and together with CBT, the “Clayton Banks”), and James L. Clayton, the significant shareholder of Seller (“Clayton”). On the terms and subject to the conditions set forth in the Purchase Agreement, FirstBank has committed to purchase from Seller all of the issued and outstanding shares of the Clayton Banks (the “Stock Purchase”). Following the consummation of the Stock Purchase, the Clayton Banks will merge with and into FirstBank, with FirstBank continuing as the surviving banking corporation. The acquisition is valued at approximately $284.2 million at the date of announcement.  The Clayton Banks had approximately $1,199 million in assets, $1,065 million in loans and $929 million in deposits, and 18 banking offices in Tennessee as of March 31, 2017. Consummation of the Stock Purchase is subject to, among other things, the receipt of approval by regulatory authorities.  The acquisition is expected to be completed sometime in the third quarter of 2017, subject to the satisfaction of the closing conditions thereto, including approvals from our banking regulators. We have incurred merger and conversion expenses connected with this transaction amounting to $0.5 million during the three months ended March 31, 2017.

Northwest Georgia Bank

On September 18, 2015, we completed our acquisition of Northwest Georgia Bank, which we refer to as NWGB, pursuant to the Agreement and Plan of Merger dated April 27, 2015. We acquired the stock of NWGB for $1.5 million in cash. NWGB was a 110-year old institution with six branches, serving clients in Chattanooga, Tennessee MSA, including northern Georgia. We acquired net assets with a fair value of approximately $272 million, which includes a bargain purchase gain of $2.8 million, loans with a fair value of approximately $79 million, and assumed liabilities of approximately $268 million, including deposits with a fair value of approximately $246 million. At the acquisition date, $4.9 million of core deposit intangible assets were recorded. Additionally, we recorded merger and conversion related charges totaling $0.6 million for the three months ended March 31, 2016.

Factors affecting comparability of financial results

S Corporation status

From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not  subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 16, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, will not be comparable with our future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Pro forma amounts for income tax expense and basic and diluted earnings per share are presented in the consolidated statements of income assuming the Company’s pro forma tax rates of 37.32% for the three months ended March 31, 2016, as if it had been a C corporation during those periods.

Although we did not historically pay federal income tax until our conversion to C corporation status, in the past, we made periodic cash distributions to our majority (and formerly sole) shareholder in amounts estimated to be necessary for him to pay his estimated individual U.S. federal income tax liabilities related to our taxable income that was “passed through” to him. Our historical cash flows and financial condition were affected by such cash distributions in prior periods.

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

There are additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding our capabilities. We expect that these costs will include legal, regulatory, accounting, investor relations and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as rules adopted by the SEC, the FDIC and national securities exchanges also require public companies to implement specified corporate governance practices. In addition, due to regulatory changes in the banking industry and the implementation of new laws, rules and regulations, we are now subject to higher regulatory compliance costs. These additional rules and regulations also increase our legal, regulatory, accounting and financial compliance costs and make some activities more time-consuming.

Overview of recent financial performance

Results of operation

For the three months ended March 31, 2017, net income was $9.8 million compared to $14.6 million in the three months ended March 31, 2016. Pre-tax income was $15.2 million in the three months ended March 31, 2017 compared with $15.6 million in the same period in 2016. Basic and diluted earnings per share were $0.40 and $0.85 for the three months ended March 31, 2017 and 2016. Pro forma net income on a C Corporation basis was $9.8 million and pro forma earnings per share was $0.57 for the three months ended March 31, 2016. Our net income represented a ROAA of 1.25% and 2.03% for the three months ended March 31, 2017 and 2016, respectively, and a ROAE of 11.87% and 23.79% for the same periods. Our ratio of average shareholders’ equity to average assets in the three months ended March 31, 2017 and 2016 was 10.50% and 8.55%, respectively.

During the three months ended March 31, 2017, net interest income increased to $30.3 million compared to $25.9 million in the three months ended March 31, 2016, which was attributable to an increase in interest income, primarily driven by loan growth, and accretion of the credit discount on acquired loans of $1.2 million and $0.4 million of syndication fee income in the three months ended March 31, 2017. Noninterest income for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively flat, increasing by $0.05 million, or 0.2%. Our net interest margin, on a tax-equivalent basis, increased to 4.28% as compared to 4.03% for the three months ended March 31, 2017 and 2016, respectively, due primarily to loan growth and increase in loan fees and accretion associated with the acquisition of the NWGB loan portfolio.

Noninterest expense also increased to $46.4 million for the three months ended March 31, 2017 compared to $41.3 million for the three months ended March 31, 2016, reflecting continued increases in personnel costs associated with our growth.

Financial condition

Our total assets decreased slighted by 3.4% in the three months ended March 31, 2017 to $3.17 billion as compared to $3.28 billion at December 31, 2016, due to a $142.3 million decline in mortgage loans held for sale. Loans held for investment increased by 2.8% to $1.90 billion at March 31, 2017 as compared to December 31, 2016.

We grew total deposits by 1.1% to $2.70 billion as compared to December 31, 2016. Noninterest bearing deposits as a percentage of total deposits was 25.8% at March 31, 2017 compared to 26.1% at December 31, 2016.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.

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

As discussed above, the mortgage retail origination activities within the Banking segment contributed the following to Banking segment results:

	Three Months Ended March 31,
	2017	2016
Mortgage banking income	$5,666	$6,147
Noninterest expense	4,836	3,858

Banking

Income before taxes remained relatively flat, decreasing by $0.1 million, or 0.4% in the three months ended March 31, 2017 to $13.0 million as compared to $13.1 million in the three months ended March 31, 2016. Noninterest expense increased $3.1 million, primarily due to the investment in new branch locations and banking teams in the Nashville market.

Mortgage

Income before taxes from the mortgage segment decreased $0.4 million in the three months ended March 31, 2017 to $2.1 million as compared to $2.5 million in the three months ended March 31, 2016. This decrease is primarily due to increases in the overall interest rate environment and deceleration of the housing market and interest rate lock pipeline. Loan originations increased $596.8 million for the three months ended March 31, 2017 to $1,346.5 million as compared to $749.8 million for the three months ended March 31, 2016. Noninterest income increased $1.1 million to $19.4 million for the three months ended March 31, 2017 as compared to $18.4 for the three months ended March 31, 2016, reflecting the significant increased activity in loan originations and sales. The increase in noninterest income was offset by a $1.9 million increase in noninterest expense, primarily driven by increases in salaries and commissions associated with the increase in volume. Interest rate lock commitments in the pipeline at March 31, 2017 were $449.0 million compared with $514.3 million at March 31, 2016.

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

Net interest income

Our net interest income is primarily affected by the interest rate environment, and by the volume and the composition of our interest-earning assets and interest-bearing liabilities. We utilize net interest margin, or NIM which represents net interest income divided by average interest-earning assets, to track the performance of our investing and lending activities. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from amortization and accretion of discounts on acquired loans. Our interest-earning assets include loans, time deposits in other financial institutions and securities available for sale. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased deposits. Our interest-bearing liabilities include deposits, advances from the FHLB, other borrowings and other liabilities.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Net interest income increased 16.6% to $30.3 million in the three months ended March 31, 2017 compared to $25.9 million in the three months ended March 31, 2016. On a tax-equivalent basis, net interest income increased $4.5 million to $31.0 million in the three months ended March 31, 2017 as compared to $26.4 million in the three months ended March 31, 2016. The increase in tax-equivalent net interest income in the three months ended March 31, 2017 was primarily driven by higher loan balances, accelerated accretion of the credit discount on acquired loans of $1.2 million and loan syndication fees of $0.4 million in the three months ended March 31, 2017.

Interest income, on a tax-equivalent basis, was $33.6 million for the three months ended March 31, 2017, compared to $28.7 million for the three months ended March 31, 2016, an increase of $4.9 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Loan income on loans held for investment, on a tax-equivalent basis, increased $2.7 million to $25.0 million from $22.3 million for the three months ended March 31, 2016 primarily due to increased loan balances of $165.0 million. The tax-equivalent yield on loans was 5.42%, up 16 basis points from the three months ended March 31, 2016. The increase in yield was primarily due to an increase in accretion on loans purchased from NWGB, which yielded 0.25% for the three months ended March 31, 2017 compared with 0.19% for the three month ended March 31, 2016, in addition to increased loan fees and syndicated loan fees, which increased 8 basis points and 8 basis points, respectively.

The components of our loan yield, a key driver to our NIM for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(dollars in thousands)	Interest income/ expense	Average yield/ rate	Interest income/ expense	Average yield/ rate
Loan yield components:
Contractual interest rate on loans held for investment (1)	$21,638	4.69%	$20,116	4.75%
Origination and other loan fee income	1,850	0.40%	1,363	0.32%
Accretion on purchased loans	1,160	0.25%	826	0.19%
Syndicated fee income	353	0.08%	—	0.00%
Total loan yield	$25,001	5.42%	$22,305	5.26%

(1)	Includes tax equivalent adjustment using combined rate of 39.225%

Accretion on purchased loans contributed 16 and 13 basis points to the NIM for the three months ended March 31, 2017 and 2016, respectively. Additionally, syndicated loan fees contributed 4 and 0 basis points to the NIM for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017, interest income on loans held for sale increased by $2.0 million compared to the three months ended March 31, 2016. The increase was driven by an increase in volume of $1.4 million in addition to an increase in rates of $0.6 million. For the three months ended March 31, 2017, investment income, on a tax-equivalent basis, increased 1.7% to $4.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The average balance in the investment portfolio in the three months ended March 31, 2017 was $574.2 million compared to $604.6 million in the three months ended March 31, 2016. The decline in the balance is driven by the use of investment cash flow to fund loan growth and overall asset liability management.

Interest expense was $2.6 million for the three months ended March 31, 2017, an increase of $0.3 million, or 14.7%, as compared to the three months ended March 31, 2016. The increase in interest expense was due primarily to an increase in deposit interest expense driven by overall increased interest rates and the growth in deposit volume. Interest expense on deposits was $2.1 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. The cost of total deposits was 0.32% and 0.29% for the three months ended March 31, 2017 and 2016, respectively. The cost of interest-bearing deposits was 0.43% and 0.39% for the same periods. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense to $0.8 and $0.6 million from $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, driven by an increase in rate and balances. The rate on money markets was 0.44%, up 10 basis points from the three months ended March 31, 2016. Time deposit interest expense also increased $0.2 million from the three months ended March 31, 2016. The rate on time deposits was 0.61%, up 15 basis points from the three months ended March 31, 2016. This increase is due to a restructuring of our IRA savings products to a time deposit product during the second quarter of 2016. Time deposit balances increased $70.5 million to $390.2 million from $319.7 million during the three months ended March 31, 2017. Interest expense on borrowings was $0.5 and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, while the cost of total borrowings was 1.93% and 1.18% for the three months ended March 31, 2017 and 2016, respectively. For more information about our subordinated debentures which were partially paid off during the third quarter of 2016, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Our net interest margin, on a tax-equivalent basis, increased to 4.28% during the three months ended March 31, 2017 from 4.03% in the three months ended March 31, 2016, primarily as a result of our loan growth, increasing rates and accretion on loans purchased from NWGB.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2017			2016
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$1,869,951	$25,001	5.42%	$1,704,973	$22,305	5.26%
Loans held for sale	381,932	4,046	4.30%	250,355	2,054	3.30%
Securities:
Taxable	456,634	2,567	2.28%	534,000	3,045	2.29%
Tax-exempt(4)	117,615	1,711	5.90%	70,561	1,160	6.61%
Total Securities(4)	574,249	4,278	3.02%	604,561	4,205	2.80%
Federal funds sold	14,327	27	0.76%	15,066	15	0.40%
Interest-bearing deposits with other financial institutions	82,981	171	0.84%	46,519	99	0.86%
FHLB stock	7,743	78	4.09%	6,528	66	4.07%
Total interest earning assets(4)	2,931,183	33,601	4.65%	2,628,002	28,744	4.40%
Noninterest Earning Assets:
Cash and due from banks	51,614			47,211
Allowance for loan losses	(21,955)			(24,480)
Other assets(3)	211,307			234,714
Total noninterest earning assets	240,966			257,445
Total assets	$3,172,149			$2,885,447
Interest-bearing liabilities:
Interest bearing deposits:
Time deposits	$390,212	$583	0.61%	$319,715	$362	0.46%
Money market	729,934	785	0.44%	630,911	534	0.34%
Negotiable order of withdrawals	718,957	695	0.39%	656,643	643	0.39%
Savings deposits	136,627	51	0.15%	208,629	220	0.42%
Total interest bearing deposits	1,975,730	2,114	0.43%	1,815,898	1,759	0.39%
Other interest-bearing liabilities:
FHLB advances	60,569	191	1.28%	43,306	124	1.15%
Other borrowings	18,884	10	0.21%	99,779	63	0.25%
Long-term debt	30,930	323	4.24%	41,005	353	3.46%
Total other interest-bearing liabilities	110,383	524	1.93%	184,090	540	1.18%
Total Interest-bearing liabilities	2,086,113	2,638	0.51%	1,999,988	2,299	0.46%
Noninterest bearing liabilities:
Demand deposits	708,612			605,578
Other liabilities	44,246			33,050
Total noninterest-bearing liabilities	752,858			638,628
Total liabilities	2,838,971			2,638,616
Shareholders' equity	333,178			246,831
Total liabilities and shareholders' equity	$3,172,149			$2,885,447
Net interest income (tax-equivalent basis)		$30,963			$26,445
Interest rate spread (tax-equivalent basis)			4.22%			4.00%
Net interest margin (tax-equivalent basis)			4.28%			4.03%
Average interest-earning assets to average interesting-bearing liabilities			140.5%			131.4%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $1.9 and $1.4, accretion of $1.2 and $0.8, and syndication fee income of $0.4 million and $0 are included in interest income in the three months ended March 31, 2017 and 2016 respectively.

(3)	Includes investments in premises and equipment, foreclosed assets, interest receivable, deposit base intangible, goodwill and other miscellaneous assets.

(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three months ended March 31, 2017 and 2016. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three months ended March 31, 2017 compared to three months ended March 31, 2016 due to changes in
(in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$2,206	$490	$2,696
Loans held for sale	1,394	598	1,992
Securities available for sale and other securities:
Taxable	(435)	(43)	(478)
Tax Exempt(2)	685	(134)	551
Federal funds sold and balances at Federal Reserve Bank	(1)	13	12
Time deposits in other financial institutions	75	(3)	72
FHLB stock	12	—	12
Total interest income(2)	3,935	921	4,857
Interest-bearing liabilities:
Time deposits	105	116	221
Money market	106	145	251
Negotiable order of withdrawal accounts	60	(8)	52
Savings deposits	(27)	(142)	(169)
FHLB advances	54	13	67
Other borrowings	(42)	(11)	(53)
Long-term debt	(105)	76	(30)
Total interest expense	152	187	339
Change in net interest income(2)	$3,783	$735	$4,518

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $1.9 and $1.4, accretion of $1.2 and $0.8, and syndication fee income of $0.4 million and $0 are included in interest income in the three months ended March 31, 2017 and 2016 respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $4.7 million increase in loans and loans held for sale interest income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was the primary driver of the $4.5 million increase in net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $165.0 million, or 9.7%, to $1.9 billion as of March 31, 2017, as compared to $1.7 billion as of March 31, 2016. Our loan growth during the period was driven by growth in our metropolitan markets, primarily in the Nashville MSA, resulting from the investment in a new location and banking teams and building upon customer relationships. The increase in average loans held for sale of $131.6 million was the result of an increase in volume, including the addition of a correspondent delivery channel in 2016.

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

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Our provision for loan losses for the three months ended March 31, 2017 was a reversal of $0.3 million as compared to a reversal for loan losses of $9 thousand for the three months ended March 31, 2016, reflecting improving asset quality and a large recovery of a single credit during the three months ended March 31, 2017.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, securities gains and all other noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Mortgage banking income	$25,080	$24,503
Service charges on deposit accounts	1,766	1,983
ATM and interchange	2,047	2,035
Investment services income	814	693
Gain on sale of securities	1	1,400
Net gain (loss) on sales or write-downs of foreclosed assets	748	(11)
Other	631	432
Total noninterest income	$31,087	$31,035

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Noninterest income was $31.1 million for the three months ended March 31, 2017, an increase of $0.05 million, or 0.2%, as compared to $31.0 million for the three months ended March 31, 2016. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 4.0% in the three months ended March 31, 2017 as compared to 4.1% in the three months ended March 31, 2016.

Mortgage banking income primarily includes origination fees on mortgage loans, gains and losses on the sale of mortgage loans, change in fair value on derivatives, fees from wholesale and third party origination services provided to community banks and mortgage companies and mortgage servicing fees. Mortgage banking income was $25.1 million and $24.5 million for the three months ended March 31, 2017 and 2016, respectively.

During the first quarter of 2017, the Bank’s mortgage operations had originations of $1,346.5 million which generated $22.8 million in gains and related fair value charges included in mortgage banking revenue. This compares to $749.8 million and $22.5 million for the three months ended March 31, 2016, respectively. During the fourth quarter of 2016, mortgage rates began to increase above prevailing rates during the first three quarters of 2016. The combination of this increase in rates and the overall seasonal nature of historical mortgage production has caused the level of interest lock commitments in the pipeline to decline to approximately $449.0 million at March 31, 2017 from $514.3 million at March 31, 2016 and $532.9 million at December 31, 2016. Interest rate lock volume increased $378.7 million, or 31.0%, to $1,598.2 million for the three months ended March 31, 2017 from the three months ended March 31, 2016, due in large part to the growth in our newly established correspondent delivery channel. With the increasing rates and a change in the mix of origination volume, including a higher contribution from the newly established correspondent origination channel, the Company is currently seeing a decline in mortgage origination margins from late 2016 for the current quarter. Income from mortgage servicing was $2.7 million for the three months ended March 31, 2017 offset by a decline in fair value on MSR by $0.5 million. This compares to $2.0 million in the three months ended March 31, 2016. The fair value adjustment in the three months ended March 31, 2017 was the result of our change in accounting policy to elect fair value on mortgage servicing rights. As such, fair value adjustments are not reflected in mortgage banking income for any periods prior to March 31, 2017.

The components of mortgage banking income for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Mortgage banking income:
Origination and sales of mortgage loans	$27,577	$16,610
Net change in fair value of loans held for sale and derivatives	(4,744)	5,897
Change in fair value on mortgage servicing rights	(501)	—
Mortgage servicing income	2,748	1,996
Total mortgage banking income	$25,080	$24,503

Origination volume	$1,346,535	$749,775
Interest rate lock commitment volume	$1,598,230	$1,219,573
Outstanding principal balance of mortgage loans serviced	$4,102,412	$3,214,501

Mortgage banking income attributable to our Banking segment was $5.7 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively, and mortgage banking income attributable to our Mortgage segment was $19.4 million and $18.4 million for the three months ended March 31, 2017 and 2016, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $1.8 million and $2.0 million, for the three months ended March 31, 2017 and 2016, respectively.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees remained flat at $2.0 million during the three months ended March 31, 2017 and three months ended March 31, 2016.

Gains on sales of securities for the three months ended March 31, 2017 was $1 thousand due to early calls of securities. This is compared to gains on sales of securities for the three months ended March 31, 2016 of $1.4 million.  The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management.

Net gain on sales or write-downs of foreclosed assets for the three months ended March 31, 2017 was $0.7 million compared to a net loss of $11 thousand for the three months ended March 31, 2016. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the three months ended March 31, 2017 was $0.6 million as compared to other noninterest income of $0.4 million for the three months ended March 31, 2016. This $0.2 million increase in other noninterest income was the result of our overall growth from the three months ended March 31, 2016.

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

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Salaries and employee benefits	$29,006	$23,788
Occupancy and fixed asset expense	3,109	3,170
Legal and professional fees	1,428	1,032
Data processing expense	1,501	728
Merger and conversion expenses	487	606
Amortization of core deposit intangible	392	552
Amortization of mortgage servicing rights	—	1,457
Impairment of mortgage servicing rights	—	773
Regulatory fees and deposit insurance assessments	435	487
Foreclosed assets expense	244	245
Software license and maintenance fees	457	509
Advertising	2,932	2,250
Other	6,426	5,750
Total noninterest expense	$46,417	$41,347

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Noninterest expense increased by $5.1 million during the three months ended March 31, 2017 to $46.4 million as compared to $41.3 million in the three months ended March 31, 2016. This increase resulted primarily from higher salaries and employee benefits expenses offset by decreases in impairment and amortization of mortgage servicing rights and increased costs associated with our growth.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 62.5% and 57.5% of total noninterest expense in the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, salaries and employee benefits expense increased $5.2 million, or 21.9%, to $29.0 million as compared to $23.8 million for the three months ended March 31, 2016. The increase in the three months ended March 31, 2017 was primarily due to increased mortgage commissions due to our volume increase and growth. The $3.9 million increase in mortgage banking salaries and benefits resulted from the increase in mortgage loan originations and delivery expansion.

The overall increase also reflects $0.7 million accrued for equity compensation grants during the three months ended March 31, 2017 that were made in conjunction with the initial public offering to all full-time associates. Salaries and employee benefits expense also includes amounts earned under our management incentive plans that (prior to the IPO) were based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Aggregate expenses recognized under these plans totaled $0.7 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

Occupancy and fixed asset expense in the three months ended March 31, 2017 was $3.1 million, relatively flat compared to $3.2 million for the three months ended March 31, 2016.

Legal and professional fees were $1.4 million for the three months ended March 31, 2017 as compared to $1.0 million for the three months ended March 31, 2016. The increase in legal and professional fees is attributable to increased costs with being a publicly traded company.

Merger and conversion expenses related to the proposed merger with the Clayton Banks were $0.5 million for the three months ended March 31, 2017 as compared to $0.6 million for the acquisition of NWGB for the three months ended March 31, 2016. We expect to incur approximately $10 million in merger and acquisition costs through the remainder of 2017 associated with our proposed merger of the Clayton Banks.

Data processing costs increased $0.8 million to $1.5 million for the three months ended March 31, 2017 from $0.7 million for the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 was attributable to our growth and volume of transaction processing in addition to the change of our core processor from Cardinal to Jack Henry Silverlake in the second quarter of 2016.

Amortization of intangible assets totaled $0.4 million for the three months ended March 31, 2017 compared to $0.6 million for the three months ended March 31, 2016. This amortization relates to core deposit intangible assets, which are being amortized over their useful lives. As of March 31, 2017, these intangible assets have remaining estimated useful lives of approximately 9 years.

Mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Prior to January 1, 2017, mortgage servicing rights were amortized in proportion to and over the period of estimated net servicing income. The amortization of mortgage servicing rights was determined using the level yield method based on the expected life of the loan and these servicing rights were carried at the lower of amortized cost or fair value. As of January 1, 2017, we elected to transition our accounting policy to carry mortgage servicing rights at fair value as permitted under ASC-860-50-35, Transfers and Servicing, which will position us to hedge our MSR portfolio. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs and other factors. Mortgage servicing rights were carried at fair value at March 31, 2017 and amortized cost less impairment at March 31, 2016.  Therefore, there was no amortization expense or impairment losses for the three months ended March 31, 2017 and amortization expense amounted to $1.5 million for the three months ended March 31, 2016. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on mortgage servicing rights of $0.8 million were recognized in earnings in the three months ended March 31, 2016.

Regulatory fees and deposit insurance assessments were $0.4 million for three months ended March 31, 2017, a decrease of $0.1 million compared to $0.5 million for the three months ended March 31, 2016.

Expenses related to foreclosed assets for the three months ended March 31, 2017 were $244 thousand, which was relatively flat compared to $245 thousand for the three months ended March 31, 2016. Sales of real estate amounting to $1.5 million and $1.6 million was the primary driver for the expense during the three months ended March 31, 2017 and 2016, respectively.

Software license and maintenance fees for the three months ended March 31, 2017 were $0.5 million, flat compared to the three months ended March 31, 2016.

Advertising costs for the three months ended March 31, 2017 were $2.9 million, an increase of $0.7 million compared to $2.3 million for the three months ended March 31, 2016. This increase was largely driven by the mortgage segment.

Other noninterest expense for three months ended March 31, 2017 was $6.4 million, an increase of $0.9 million from the three months ended March 31, 2016, reflecting an increase of various expenses in mortgage banking activities and expenses associated with our growth.

Efficiency ratio

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income and noninterest income.  For an adjusted efficiency ratio, we exclude certain gains, losses and expenses we do not consider core to our business.

Our efficiency ratio, was 75.67% and 72.57% for the three months ended March 31, 2017 and 2016, respectively. Our adjusted efficiently ratio, on a tax-equivalent basis, was 73.29% and 71.59% for the three months ended March 31, 2017 and 2016. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
Return on average total assets	1.25%	2.03%	1.35%
Return on average shareholders' equity	11.87%	23.79%	14.68%
Dividend payout ratio	—	34.25%	170.73%
Average shareholders’ equity to average assets	10.50%	8.55%	9.22%

Income tax

Income tax expense was $5.4 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively, which increase is due to our conversion to a C Corporation. From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to June 30, 2016. We terminated our status as an S corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income in the third quarter of 2016 and fiscal year and each interim period commencing on or after September 16, 2016 and each such period will reflect a provision for federal income taxes. See “Pro forma income tax expense and net income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation for the full periods.

Pro forma income tax expense and net income

We have determined that had we been taxed as a C Corporation and paid U.S. federal income tax for the three months ended March 31, 2016, our combined effective income tax rate would have been 37.32%. This pro forma effective rate reflects a U.S. federal income tax rate of 35.00% on corporate income and the fact that a portion of our net income in each of these periods was derived from nontaxable investment income and other nondeductible expenses. Our net income for the three months ended March 31, 2017 and 2016 was $9.8 million and $14.6 million, respectively, and our tax-equivalent net interest income for the same periods was $31.0 million and $26.4 million, respectively. Had we been subject to U.S. federal income tax during March 31, 2016, on a pro forma basis, our provision for combined federal and state income tax would have been $5.8 million and our pro forma net income (after U.S. federal income tax) would have been $9.8 million for the three months ended March 31, 2016, respectively.

Financial condition

The following discussion of our financial condition compares the three months ended March 31, 2017 with the year ended December 31, 2016.

Total assets

Our total assets were $3.17 billion at March 31, 2017.  This compares to total assets of $3.28 billion as of December 31, 2016. The decrease in total assets is primarily attributable to a decrease in mortgage loans held for sale of $142.3 million offset by a $52.2 million increase in loans held for investment balances, driven by strong demand for our loan products in our markets and the success of our growth initiatives.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 60.0% and 56.4% of our total assets as of March 31, 2017 and December 31, 2016, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Purchased loans”).  At March 31, 2017 and December 31, 2016, loans held for investment included approximately $31.3 million and $29.7 million, respectively, related to Purchased loans.  Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.  At March 31, 2017 and December 31, 2016, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $52.2 million, or 2.8%, to $1.90 billion as of March 31, 2017 as compared to $1.85 billion as of December 31, 2016. Our loan growth during the three months ended March 31, 2017 has been comprised of increases of $13.1 million or 3.4% in commercial and industrial, $22.1 million or 9.0% in construction loans, $1.8 million or 0.5% in owner occupied commercial real estate, $5.8 million or 2.2% in non-owner occupied commercial real estate, $7.2 or 2.5% in residential real estate and $1.2 or 1.6% in consumer and other of 1.6%, respectively. The increase in loans during the three months ended March 31, 2017 is attributable to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$399,333	21%	$386,233	21%
Construction	267,998	14%	245,905	13%
Residential real estate:
1-to-4 family	302,166	16%	294,924	16%
Line of credit	177,928	9%	177,190	10%
Multi-family	45,244	2%	44,977	2%
Commercial real estate:
Owner-Occupied	359,120	19%	357,346	19%
Non-Owner Occupied	273,716	15%	267,902	15%
Consumer and other	75,490	4%	74,307	4%
Total loans	$1,900,995	100%	$1,848,784	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2017 and December 31, 2016, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Loan categories

The principal categories of our loan held for investment portfolio are discussed below:

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of March 31, 2017, our commercial and industrial loans comprised of $399.3 million, or 21% of loans, compared to $386.2 million, or 21%, of loans as of December 31, 2016.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of March 31, 2017, our owner occupied commercial real estate loans comprised $359.1 million or 19% of loans, compared to $357.3 million, or 19%, of loans as of December 31, 2016.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of March 31, 2017, our non-owner occupied commercial real estate loans comprised $273.7 million, or 15% of loans, compared to $267.9 million, or 15%, of loans as of December 31, 2016.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of March 31, 2017, our residential real estate mortgage loans comprised $302.2 million, or 16% of loans, compared to $294.9 million, or 16%, of loans as of December 31, 2016.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of March 31, 2017 comprised $177.9 million or 9% of loans compared to $177.2 million, or 10%, of loans as of December 31, 2016.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of March 31, 2017 comprised $45.2 million, or 2% of loans, compared to $45.0 million, or 2%, of loans as of December 31, 2016.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of March 31, 2017, our construction loans comprised $268.0 million, or 14% of loans compared to $245.9 million, or 13% of loans as of December 31, 2016.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As March 31, 2017, our consumer and other loans comprised $75.5 million, or 4% of loans, compared to $74.3 million, or 4% of loans as of December 31, 2016.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of March 31, 2017 and December 31, 2016. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of March 31, 2017
Commercial	$173,328	$173,173	$52,832	$399,333
Commercial real estate:
Owner occupied	75,283	232,436	51,401	359,120
Non-owner occupied	55,650	161,897	56,169	273,716
Residential real estate:
1-to-4 family	43,579	122,954	135,633	302,166
Line of credit	15,351	38,233	124,344	177,928
Multi-family	1,651	39,986	3,607	45,244
Construction	148,757	89,225	30,016	267,998
Consumer and other	31,519	31,449	12,522	75,490
Total	$545,118	$889,353	$466,524	$1,900,995

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2016
Commercial	$158,621	$172,112	$55,500	$386,233
Commercial real estate:
Owner occupied	69,642	230,289	57,415	357,346
Non-owner occupied	55,611	161,341	50,950	267,902
Residential real estate:
1-to-4 family	44,631	115,783	134,510	294,924
Line of credit	15,614	39,232	122,344	177,190
Multi-family	4,089	39,938	950	44,977
Construction	146,447	79,108	20,350	245,905
Consumer and other	30,174	31,436	12,697	74,307
Total	$524,829	$869,239	$454,716	$1,848,784

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of March 31, 2017 and December 31, 2016:

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2017
Commercial	$122,234	$103,771	$226,005
Commercial real estate:
Owner occupied	197,658	86,179	283,837
Non-owner occupied	123,094	94,972	218,066
Residential real estate:
1-to-4 family	219,880	38,707	258,587
Line of credit	703	161,874	162,577
Multi-family	41,961	1,632	43,593
Construction	36,879	82,362	119,241
Consumer and other	41,802	2,169	43,971
Total	$784,211	$571,666	$1,355,877

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
Commercial	$117,960	$109,652	$227,612
Commercial real estate:
Owner occupied	195,188	92,516	287,704
Non-owner occupied	125,784	86,507	212,291
Residential real estate:
1-to-4 family	210,820	39,473	250,293
Line of credit	686	160,890	161,576
Multi-family	39,504	1,384	40,888
Construction	32,585	66,873	99,458
Consumer and other	41,921	2,212	44,133
Total	$764,448	$559,507	$1,323,955

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2017
One year or less	$231,630	$313,488	$545,118
One to five years	586,235	303,118	889,353
More than five years	197,976	268,548	466,524
Total	$1,015,841	$885,154	$1,900,995
	53.44%	46.56%	100.00%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
One year or less	$244,419	$280,410	$524,829
One to five years	571,492	297,747	869,239
More than five years	192,956	261,760	454,716
Total	$1,008,867	$839,917	$1,848,784
	54.57%	45.43%	100.00%

Of the loans shown above with floating interest rates totaling $885.2 million as of March 31, 2017, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of March 31, 2017
Loans with current rates above floors	$141,483	—	$86,176	—	$146,990	—
Loans with current rates below floors:
1-25 bps	5,766	10.95	4,785	3.86	3,382	15.61
26-50 bps	18,875	46.21	4,810	49.96	1,068	45.50
51-75 bps	3,742	54.21	1,296	74.74	232	74.21
76-100 bps	15,587	87.10	8,508	94.39	650	98.36
101-125 bps	—	—	467	122.49	5,529	101.00
126-150 bps	293	150.00	5,022	149.84	261	145.85
151-200 bps	1,175	199.55	4,529	184.87	249	192.10
200-250 bps	—	—	6,995	226.36	114	227.82
251 bps and above	1,800	403.42	221	328.82	93	300.96
Total loans with current rates below floors	$47,238	18.55	$36,633	36.33	$11,578	5.55

Asset quality

In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Furthermore, we are committed to collecting on all of our loans which can result in us carrying higher nonperforming assets. We believe this practice leads to higher recoveries in the long term.

Nonperforming assets

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. As of March 31, 2017 and December 31, 2016, we had $17.8 million and $19.1 million, respectively, in nonperforming assets. If such nonperforming assets would have been current during the three months ended March 31, 2017 and 2016, we would have recorded an additional $136 thousand and $153 thousand of interest income, respectively. No significant amount of interest income was recognized from loans classified as nonperforming during the three months ended March 31, 2017 or 2016. We had net interest recoveries of $198 thousand and $25 thousand for the three months ended March 31, 2017 and 2016, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods. The decline in our nonperforming assets is the result of the consistent improvement in our overall credit quality as economic conditions in our markets have remained strong throughout 2016 and the first quarter of 2017.

The following table provides details of our nonperforming assets, the ratio of such loans and foreclosed assets to total assets as of the dates presented, and certain other related information:

	As of March 31,		As of December 31,
(dollars in thousands)	2017	2016	2016
Loan Type
Commercial and industrial	$1,215	$1,909	$1,424
Construction	442	271	271
Residential real estate:
1-to-4 family mortgage	2,296	2,373	2,986
Residential line of credit	1,065	1,233	1,034
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,014	1,954	2,007
Non-owner occupied	2,170	3,623	2,251
Consumer and other	94	132	85
Total nonperforming loans	9,296	11,495	10,058
Other real estate owned	6,811	10,533	7,403
Other	1,654	1,654	1,654
Total nonperforming assets	$17,761	$23,682	$19,115
Total nonperforming loans as a percentage of loans	0.49%	0.67%	0.54%
Total nonperforming assets as a percentage of total assets	0.56%	0.83%	0.58%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.05%	0.06%	0.04%
Loans restructured as troubled debt restructurings	$8,681	$15,444	$8,802
Troubled debt restructurings as a percentage of loans	0.46%	0.90%	0.48%

Total nonperforming loans as a percentage of total loans were 0.5% as of March 31, 2017 as compared to 0.5% as of December 31, 2016. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 246.32% as of March 31, 2017 as compared to 216.22% as of December 31, 2016.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $6.2 million at March 31, 2017, as compared to $5.7 million for the year ended December 31, 2016.

Under acquisition accounting rules, loans acquired from NWGB were recorded at their estimated fair value. We recorded the loan portfolio acquired from NWGB at fair value as of the acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses. The purchased non-credit impaired loans had remaining discount that will accrete into interest income over the life of the loans of $1.1 million and $1.2 million, as of March 31, 2017 and December 31, 2016, respectively. The purchased credit impaired loans had remaining discount of $2.1 million and $2.4 million, as of

March 31, 2017 and December 31, 2016, respectively, which is the result of reclassifications from the nonaccretable difference due to pay downs and credit improvements.

Foreclosed assets consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write- downs of foreclosed assets” in the accompanying consolidated statements of income. Foreclosed assets with a cost basis of $2.2 million were sold as of three months ended March 31, 2017, resulting in a net gain of $0.7 million. Foreclosed assets with a cost basis of $1.6 million were sold during the three months ended March 31, 2016, resulting in a net loss of $11 thousand.

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

Loans totaling $37.6 million and $38.6 million were classified substandard under our policy at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, $16.1 million and $16.1 million of substandard loans were acquired with deteriorated credit quality in connection with our acquisition of NWGB. The following table sets forth information related to the credit quality of our loan portfolio at March 31, 2017 and December 31, 2016.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of March 31, 2017
Commercial and industrial	$362,172	$34,722	$2,439	$399,333
Construction	260,791	2,341	4,866	267,998
Residential real estate:
1-to-4 family mortgage	285,819	6,894	9,453	302,166
Residential line of credit	173,491	2,016	2,421	177,928
Multi-family mortgage	44,058	147	1,039	45,244
Commercial real estate:
Owner occupied	341,784	8,947	8,389	359,120
Non-owner occupied	258,887	6,283	8,546	273,716
Consumer and other	74,742	345	403	75,490
Total loans	$1,801,744	$61,695	$37,556	$1,900,995

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2016
Commercial and industrial	$351,046	$31,074	$4,113	$386,233
Construction	236,588	4,612	4,705	245,905
Residential real estate:
1-to-4 family mortgage	277,948	6,945	10,031	294,924
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,055	44,977
Commercial real estate:
Owner occupied	338,698	10,459	8,189	357,346
Non-owner occupied	249,877	10,273	7,752	267,902
Consumer and other	73,454	417	436	74,307
Total loans	$1,744,392	$65,807	$38,585	$1,848,784

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

In addition, on a regular basis, management and the Bank’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $22.9 million and $21.7 million at March 31, 2017 and December 31, 2016, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$5,402	23%	$5,309	24%
Construction	5,598	24%	4,940	23%
Residential real estate:
1-to-4 family mortgage	2,896	13%	3,197	15%
Residential line of credit	1,514	7%	1,613	8%
Multi-family mortgage	508	2%	504	2%
Commercial real estate:
Owner occupied	3,387	15%	3,302	15%
Non-owner occupied	2,660	12%	2,019	9%
Consumer and other	933	4%	863	4%
Total allowance	$22,898	100%	$21,747	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended March 31,		Year ended December 31,
(dollars in thousands)	2017	2016	2016
Allowance for loan loss at beginning of period	$21,747	$24,460	$24,460
Charge-offs:
Commercial and industrial	(169)	(2)	(562)
Construction	(6)	—	(2)
Residential real estate:
1-to-4 family mortgage	(88)	—	(224)
Residential line of credit	—	—	(132)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	—	—	(249)
Non-owner occupied	—	—	(527)
Consumer and other	(179)	(250)	(1,154)
Total charge-offs	(442)	(252)	(2,850)
Recoveries:
Commercial and industrial	83	10	524
Construction	29	41	216
Residential real estate:
1-to-4 family mortgage	26	62	127
Residential line of credit	56	37	174
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	4	6	140
Non-owner occupied	1,639	4	195
Consumer and other	13	72	240
Total recoveries	1,850	232	1,616
Net charge offs	1,408	(20)	(1,234)
Provision (reversal of provision) for loan loss charged to operations	(257)	(9)	(1,479)
Allowance for loan loss at the end of period	$22,898	$24,431	$21,747
Ratio of net charge-offs during the period to average loans outstanding during the period	0.31%	0.00%	-0.07%
Allowance for loan loss as a percentage of loans at end of period	1.20%	1.43%	1.18%
Allowance of loan loss as a percentage of nonperforming loans	246.32%	212.54%	216.22%

Mortgage loans held for sale

Mortgage loans held for sale were $365.2 million at March 31, 2017 compared to $507.4 million at December 31, 2016. Originations of mortgage loans to be sold totaled $1,346.5 million and $749.8 million for the three months ended March 31, 2017 and 2016, respectively, while interest rate lock volume totaled $1,598.2 million and $1,219.6 million for the same periods. Generally, mortgage origination activity and interest rate lock volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Increasing originations during 2017 reflect favorable economic conditions and the ongoing expansion of our mortgage banking business, including our expansion of our internet delivery channel and the establishment of our correspondent delivery channel and increased origination volume in our retail and third party origination channels.

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

Total deposits were $2.70 billion and $2.67 billion as of March 31, 2017 and December 31, 2016, respectively. Noninterest-bearing deposits at March 31, 2017 and December 31, 2016 were $696.1 million and $697.1 million, respectively, while interest-bearing deposits were $2,005.1 million and $1,974.5 million at March 31, 2017 and December 31, 2016, respectively. During the second quarter of 2016, our third party servicing provider, Cenlar, began transferring certain servicing escrow deposit accounts to the Bank which totaled $47.7 million and $61.6 million at March 31, 2017 and December 31, 2016, respectively. The mix between noninterest bearing and interest bearing demand has remained relatively stagnant, however management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including certain time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$696,112	26%	—%	$697,072	26%	—%
Interest bearing demand	1,473,535	55%	0.41%	1,449,382	54%	0.38%
Savings deposits	142,019	5%	0.15%	134,077	5%	0.37%
Certificates of deposit	389,533	14%	0.61%	391,031	15%	0.48%
Total deposits	$2,701,199	100%	0.32%	$2,671,562	100%	0.29%
Time Deposits
0.00-0.50%	$202,296	52%		$207,081	53%
0.51-1.00%	150,233	38%		158,257	41%
1.01-1.50%	32,697	8%		16,209	4%
1.51-2.00%	2,220	1%		7,855	2%
2.01-2.50%	2,061	1%		1,603	0%
Above 2.50%	26	0%		26	0%
Total time deposits	$389,533	100%		$391,031	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$30,374	$38,447	$68,821
Over Three to Six	28,328	38,278	66,606
Over Six to Twelve	54,707	66,743	121,450
Over Twelve	70,937	61,719	132,656
Total	$184,346	$205,187	$389,533

	As of December 31, 2016
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$27,749	$41,699	$69,448
Over Three to Six	33,638	37,745	71,383
Over Six to Twelve	55,494	63,058	118,552
Over Twelve	66,135	65,513	131,648
Total	$183,016	$208,015	$391,031

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dated indicated:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$987	0%	$985	0%
Mortgage-backed securities	425,943	75%	443,908	76%
Municipals, tax exempt	120,560	21%	116,923	20%
Treasury securities	11,773	2%	11,757	2%
Equity Securities	8,623	2%	8,610	2%
Total securities available for sale	$567,886	100%	$582,183	100%

The balance of our investment portfolio at March 31, 2017 was $567.9 million compared to $582.2 million at December 31, 2016. During the three months ended March 31, 2017 and the year ended December 31, 2016, we purchased $5.0 million and $316.4 million investment securities, respectively. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 0.0% and 83.0% of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 100.0% and 17.0%, respectively of total securities purchased in the three months ended March 31, 2017 and year ended December 31, 2016. The carrying value of securities sold during the three months ended March 31, 2017 and the year ended December 31, 2016, totaled $0.0 and $271.1 million, respectively. Maturities and calls of securities during the three months ended March 31, 2017 and the year ended December 31, 2016, totaled $19.5 million and $104.4 million, respectively. As of March 31, 2017 and December 31, 2016, net unrealized losses of $5.4 million and $6.3 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$4,499	0.8%	0.69%	$4,502	0.8%	0.69%
Maturing in one to five years	7,274	1.3%	1.76%	7,255	1.2%	1.76%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total Treasury securities	11,773	2.1%	1.35%	11,757	2.0%	1.35%
Government agency securities:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	987	0.2%	1.43%	985	0.2%	1.43%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total government agency securities	987	0.2%	1.43%	985	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	6,930	1.2%	4.79%	4,850	0.8%	5.87%
Maturing in one to five years	21,808	3.8%	4.76%	18,100	3.1%	6.22%
Maturing in five to ten years	28,486	5.0%	4.10%	32,248	5.5%	6.17%
Maturing after ten years	63,336	11.2%	3.35%	61,725	10.6%	4.81%
Total obligations of state and municipal subdivisions	120,560	21.2%	3.85%	116,923	20.0%	5.45%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—	2.47%	1	0.0%	2.53%
Maturing in one to five years	117	0.0%	5.25%	137	0.0%	5.32%
Maturing in five to ten years	341	0.1%	5.27%	360	0.1%	5.33%
Maturing after ten years	425,485	74.9%	2.34%	443,410	76.2%	2.17%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	425,943	75.0%	2.34%	443,908	76.3%	2.17%
Total marketable equity securities	8,623	1.5%	1.24%	8,610	1.5%	1.11%
Total investment securities	$567,886	100.0%	3.02%	$582,183	100.0%	2.95%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of March 31, 2017
US Government agency securities	$999	$—	$(12)	$987
Mortgage-backed securities	432,499	824	(7,380)	425,943
Municipals, tax exempt	119,182	3,149	(1,771)	120,560
Treasury securities	11,817	—	(44)	11,773
Equity securities	8,762	1	(140)	8,623
	$573,259	$3,974	$(9,347)	$567,886
As of December 31, 2016
US Government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Equity securities	8,744	1	(135)	8,610
	$588,459	$3,943	$(10,219)	$582,183

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

	As of March 31, 2017
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
March 31, 2018	$21,782	35%	0.57%
March 31, 2019	6,575	10%	1.69%
March 31, 2020	256	0%	5.95%
March 31, 2021	239	0%	5.64%
March 31, 2022	738	1%	5.93%
Thereafter	33,092	54%	4.42%
Total	$62,682	100%	2.83%

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Average daily amount of short-term borrowings outstanding during the period	$65,718	$108,335
Weighted average interest rate on average daily short-term borrowings	0.21%	0.09%
Maximum outstanding short-term borrowings outstanding at any month-end	$104,432	$173,808
Short-term borrowings outstanding at period end	$18,130	$171,561
Weighted average interest rate on short-term borrowings at period end	0.16%	0.66%

Lines of credit and other borrowings.

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolios. Under the agreements, we pledge certain qualifying multi-family and 1 to 4 family loans as well as certain investment securities as collateral. As of March 31, 2017 and December 31, 2016, the Company had outstanding advances from the FHLB totaling $14.0 million and $14.0 million, respectively.

As of March 31, 2017 and December 31, 2016, $287.2 million and $525.2 million, respectively, of 1 to 4 family mortgage loans were pledged to the FHLB Cincinnati, securing advances against the Bank’s line of credit. As of March 31, 2017 and December 31, 2016, $31.3 million and $40.5 million, respectively, of multi-family mortgage loans were pledged to the FHLB Cincinnati, securing advances against the Bank’s line.

The Bank has a secured line of credit with the FHLB for $280.4 million and $300.0 million as of March 31, 2017 and December 31, 2016, respectively, and the line is secured by qualifying 1 to 4 family and multi-family mortgages in the Bank’s loan portfolio as well as U.S. Government agency securities. Borrowings against this line were $0.0 million and $150.0 million as of March 31, 2017 and December 31, 2016, respectively.

In addition to the FHLB line, the Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $125.0 million as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016 there were not any borrowings under these lines.

We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of March 31, 2017 and December 31, 2016, our $0.9 million investment in the Trusts, was included in other assets in the accompanying consolidated balance sheets and our $30.9 million obligation is reflected as junior subordinated debt. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR of 3.25% (4.40% and 4.25% at March 31, 2017 and December 31, 2016, respectively) for the $21.7 million debenture and 3.78% (4.30% and 4.15% at March 31, 2017 and December 31, 2016, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2034 maturity date upon the occurrence of a special event and the $21.7 million debenture may be redeemed prior to 2034 at our option.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2017 and December 31, 2016, securities with a carrying value of $401.4 million and $390.8 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. The balance of outstanding federal funds purchased at December 31, 2016 was $150.0 million. There were no outstanding federal funds purchased at March 31, 2017. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2017 and December 31, 2016, the balance of our outstanding advances with the FHLB was $14.0 million and $14.0  million, respectively, and a secured short-term borrowing of $0.0 million and $150.0 million, respectively. The total amount of the remaining credit available to us from the FHLB at March 31, 2017 and December 31, 2016 was $300.0 million and $150.0 million, respectively. We also maintain lines of credit with other commercial banks totaling $125.0 million. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2017 or December 31, 2016, respectively.

Holding company liquidity management

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Risk factors: Risks related to our business,” “Dividend policy” and “Business: Supervision and regulation” sections included on our December 31, 2016 Annual Report on Form 10-K.

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed an amount equal to the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of March 31, 2017 and December 31, 2016, $60.7 million and $66.2 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

The Bank also paid dividends of approximately $14.9 million to the Company in the year ended December 31, 2016 for dividends to our shareholder and operational expenses that did not require approval from the TDFI.

Additionally, the Company had cash balances on deposit with the Bank totaling $30.8 million and $31.0 million at March 31, 2016 and December 31, 2016, respectively, for ongoing corporate needs.

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

As a result of recent developments such as the Dodd-Frank Act and Basel III, we have become subject to increasingly stringent regulatory capital requirements beginning in 2015. For further discussion of the changing regulatory framework in which we operate, see “Business: Supervision and regulation” included on our December 31, 2016 Annual Report on Form 10-K.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of March 31, 2017 and December 31, 2016, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
March 31, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$297,769	11.69%	>	$114,625	>	4.5%		N/A		N/A
FirstBank	$293,115	11.52%	>	$114,498	>	4.5%	>	$165,386	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$350,667	13.76%	>	$203,876	>	8.0%		N/A		N/A
FirstBank	$316,013	12.42%	>	$203,551	>	8.0%	>	$254,439	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$327,769	12.87%	>	$152,806	>	6.0%		N/A		N/A
FirstBank	$293,115	11.52%	>	$152,664	>	6.0%	>	$152,664	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$327,769	10.46%	>	$125,342	>	4.0%		N/A		N/A
FirstBank	$293,115	9.36%	>	$125,263	>	4.0%	>	$156,579	>	5.0%
December 31, 2016
Common Equity Tier 1 (CET1)
FB Financial Corporation	$287,146	11.04%	>	$117,043	>	4.5%		N/A		N/A
FirstBank	$282,271	10.88%	>	$116,748	>	4.5%	>	$168,636	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$338,893	13.03%	>	$208,069	>	8.0%		N/A		N/A
FirstBank	$304,018	11.72%	>	$207,521	>	8.0%	>	$259,401	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$317,146	12.19%	>	$156,101	>	6.0%		N/A		N/A
FirstBank	$282,271	10.88%	>	$155,664	>	6.0%	>	$155,664	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	>	$126,227	>	4.0%		N/A		N/A
FirstBank	$282,271	8.95%	>	$126,155	>	4.0%	>	$157,693	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at March 31, 2017 and December 31, 2016, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully phased-in in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

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

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of March 31, 2017 and December 31, 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2016, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Capital Expenditures

Currently, we have not entered into any projects that would result in material capital expenditures over the next twelve months.

Shareholders’ equity

Our total shareholders’ equity was $342.1 million at March 31, 2017 and $330.5 million, at December 31, 2016. Book value per share was $14.16 at March 31, 2017 and $13.71 at December 31, 2016. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive income.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	March 31,	December 31,
	2017	2016
Loan commitments	$647,395	$726,122
Standby letters of credit	22,486	22,547

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about our off-balance sheet transactions, see Note 8, “Commitments and Contingencies,” in the notes to our consolidated financial statements.

Risk management

There have been no significant changes in our Risk Management practices as described in our December 31, 2016 Annual Report on Form 10-K.

Credit risk

There have been no significant changes in our Credit Risk Management practices as described in our December 31, 2016 Annual Report on Form 10-K.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

Our market risk arises primarily from interest rate risk inherent in the normal course of lending and deposit-taking activities. Management believes that our ability to successfully respond to changes in interest rates will have a significant impact on our financial results. To that end, management actively monitors and manages our interest rate risk exposure.

The Asset Liability Management Committee (ALMC), which is authorized by the Bank’s Board of Directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALMC’s goal is to structure our asset/ liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	March 31,	December 31,	March 31,	December 31,
(in basis points)	2017	2016	2017	2016
+400	12.2%	5.4%	17.4%	12.6%
+300	9.2%	4.1%	13.4%	9.7%
+200	6.2%	2.7%	9.1%	6.6%
+100	3.1%	1.3%	4.7%	3.5%
-100	(8.8)%	(7.7)%	(10.9)%	(9.6)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	March 31,	December 31,
(in basis points)	2017	2016
+400	(7.6)%	(1.1)%
+300	(5.0)%	(0.1)%
+200	(2.7)%	0.5%
+100	(0.9)%	0.6%
-100	(9.2)%	(9.7)%

(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for March 31, 2017 and December 31, 2016 resulted in an asset sensitive position. These asset sensitive positions are primarily due to the increase in mortgage loans held for sale and trending growth of noninterest bearing deposits. As our mortgage loans held for sale increase, we become more asset sensitive, which has been our current trend. However, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALMC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly. For the March 31, 2017 and December 31, 2016 simulations the loan and time deposit betas were 100% for all rate scenarios as is industry standard.

The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect the actions the ALMC may undertake in response to such changes in interest rates. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results may differ from simulated results.

We utilize derivative financial instruments, including rate lock commitments and forward loan sales contracts as part of our ongoing efforts to mitigate our interest rate risk exposure inherent in our mortgage pipeline and held for sale portfolio. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the client for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a client, we also enter into a forward commitment to sell the residential mortgage loan to secondary market investors. Forward loan sale contracts are contracts for delayed sale and delivery of mortgage loans to a counter party. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained.

For more information about our derivative financial instruments, see Note 9, “Derivative Instruments,” in the notes to our consolidated financial statements.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2017 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion was based on the material weakness in our internal control over financial reporting disclosed in our Annual Report on Form 10-K and as further described below.

The material weakness identified by our management results from deficiencies around the recording of mortgage banking transactions and reconciliations of mortgage loans held for sale and related clearing accounts on a timely and periodic basis in order to properly record identified reconciling items.  The material weakness was identified during the fourth quarter of 2016 following the implementation of a new comprehensive mortgage lending accounting system.  Our management believes that the conversion to the system, which was completed prior to the first quarter of 2017, and the revised policies and procedures for reconciling applicable accounts put in place prior to the first quarter of 2017 have been sufficient to remediate this material weakness. However, the material weakness will only be considered remediated when these controls have been performing as designed for a sufficient period of time.

Following additional testing and notwithstanding the existence of the material weakness described above, our management has concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results or operations and cash flows as of the dates and for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Act.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our December 31, 2016 Annual Report on Form 10-K.

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

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2016)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
May 12, 2017	James R. Gordon Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit Number	Description

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

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2016)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.