Form 10-Q
period 2017-06-30
FB Financial Corp
filed 2017-08-10
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-37875

FB FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1216058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Commerce Street, Suite 300 Nashville, Tennessee 37201	37201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 564-1212

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2017, the registrant had 30,489,842 shares of common stock, $1.00 par value per share, outstanding. The registrant has no other classes of common stock outstanding as of such date.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Unaudited)

(Amounts are in thousands except share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$59,112	$50,157
Federal funds sold	16,238	13,037
Interest bearing deposits in financial institutions	110,928	73,133
Cash and cash equivalents	186,278	136,327
Investments:
Available-for-sale securities, at fair value	553,357	582,183
Federal Home Loan Bank stock, at cost	7,743	7,743
Loans held for sale, at fair value	427,416	507,442
Loans	1,970,974	1,848,784
Less: allowance for loan losses	23,247	21,747
Net loans	1,947,727	1,827,037
Premises and equipment, net	66,392	66,651
Foreclosed real estate, net	6,370	7,403
Interest receivable	7,012	7,241
Mortgage servicing rights	48,464	32,070
Goodwill	46,867	46,867
Core deposit intangible, net	4,048	4,563
Other assets	44,896	51,354
Total assets	$3,346,570	$3,276,881
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$715,391	$697,072
Interest-bearing	1,471,650	1,449,382
Savings deposits	143,951	134,077
Time deposits	396,601	391,031
Total deposits	2,727,593	2,671,562
Securities sold under agreements to repurchase	16,343	21,561
Short-term borrowings	—	150,000
Long-term debt	43,790	44,892
Accrued expenses and other liabilities	49,327	58,368
Total liabilities	2,837,053	2,946,383
Shareholders' equity:
Common stock, $1 par value; 75,000,000 shares authorized; 28,968,160 and 24,107,660 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	28,968	24,108
Additional paid-in capital	363,870	213,480
Retained earnings	115,391	93,784
Accumulated other comprehensive income (loss), net	1,288	(874)
Total shareholders' equity	509,517	330,498
Total liabilities and shareholders' equity	$3,346,570	$3,276,881

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$29,350	$26,878	$58,356	$51,190
Interest on securities
Taxable	2,589	2,849	5,156	5,894
Tax-exempt	1,068	845	2,108	1,550
Other	271	108	547	288
Total interest income	33,278	30,680	66,167	58,922

Interest expense:
Deposits
Demand and savings accounts	1,703	1,289	3,234	2,686
Time deposits	604	441	1,187	803
Short-term borrowings	12	29	22	88
Long-term debt	532	563	1,046	1,044
Total interest expense	2,851	2,322	5,489	4,621
Net interest income	30,427	28,358	60,678	54,301
Provision for loan losses	(865)	(789)	(1,122)	(798)
Net interest income after provision for loan losses	31,292	29,147	61,800	55,099

Noninterest income:
Mortgage banking income	30,239	30,133	55,319	54,636
Service charges on deposit accounts	1,796	2,276	3,562	4,259
ATM and interchange fees	2,085	1,907	4,132	3,942
Investment services income	903	958	1,717	1,651
Gain on sale of securities	29	2,591	30	3,991
Gain (loss) on sales or write-downs of foreclosed assets	23	(131)	771	(142)
Gain (loss) on other assets	39	(123)	39	17
Other income	543	745	1,174	1,037
Total noninterest income	35,657	38,356	66,744	69,391

Noninterest expenses:
Salaries, commissions and employee benefits	30,783	26,688	59,789	50,476
Occupancy and equipment expense	3,307	3,226	6,416	6,396
Legal and professional fees	1,033	856	2,461	1,888
Data processing	1,460	669	2,961	1,397
Merger and conversion	767	1,540	1,254	2,146
Amortization of core deposit intangibles	123	527	515	1,079
Amortization of mortgage servicing rights	—	1,968	—	3,425
Impairment of mortgage servicing rights	—	4,914	—	5,687
Loss on sale of mortgage servicing rights	249	—	249	—
Regulatory fees and deposit insurance assessments	494	529	929	1,016
Software license and maintenance fees	364	1,349	821	1,858
Advertising	3,343	3,601	6,275	5,851
Other expense	7,213	4,728	13,883	10,723
Total noninterest expense	49,136	50,595	95,553	91,942

Income before income taxes	17,813	16,908	32,991	32,548
Income tax expense (Note 7)	6,574	1,133	11,999	2,174
Net income	$11,239	$15,775	$20,992	$30,374
Per share information:
Basic	25,741,968	17,180,000	24,944,633	17,180,000
Fully diluted	26,301,458	17,180,000	25,450,419	17,180,000
Earnings per share
Basic	$0.44	$0.92	$0.84	$1.77
Fully diluted	0.43	0.92	0.82	1.77

Pro Forma (C Corporation basis) (Note 7):
Income tax expense	$6,574	$6,332	$11,999	$12,169
Net income	$11,239	$10,576	$20,992	$20,379
Earnings per share
Basic	$0.44	$0.62	$0.84	$1.19
Fully diluted	0.43	0.62	0.82	1.19

 See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$11,239	$15,775	$20,992	$30,374
Other comprehensive income, net of tax:
Net change in unrealized gain in available-for-sale securities, net of taxes of $1,053, $226, $1,408 and $764	1,631	3,564	2,180	11,770
Reclassification adjustment for gain on sale of securities included in net income, net of tax expense of $11, $84, $12 and $241	(18)	(2,507)	(18)	(3,750)
Comprehensive income	$12,852	$16,832	$23,154	$38,394

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Unaudited)

(Amounts are in thousands except share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at December 31, 2015	$17,180	$94,544	$122,493	$2,457	$236,674
Net income	—	—	30,374	—	30,374
Other comprehensive income, net of taxes	—	—	—	8,020	8,020
Cash dividends paid ($0.54 per share)	—	—	(9,300)	—	(9,300)
Balance at June 30, 2016	$17,180	$94,544	$143,567	$10,477	$265,768

Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498
Fair value election on mortgage servicing rights, net of taxes of $396 (See Note 1)	—	—	615	—	615
Net income	—	—	20,992	—	20,992
Other comprehensive income, net of taxes	—	—	—	2,162	2,162
Common stock issued, net of offering costs	4,807	147,914	—	—	152,721
Stock based compensation expense	6	3,148	—	—	3,154
Restricted stock units vested and distributed, net of shares withheld for taxes	47	(672)	—	—	(625)
Balance at June 30, 2017	$28,968	$363,870	$115,391	$1,288	$509,517

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Unaudited)

(Amounts are in thousands except share amounts)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$20,992	$30,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,993	2,022
Amortization of core deposit intangibles	515	1,079
Capitalization of mortgage servicing rights	(29,659)	(19,783)
Amortization of mortgage servicing rights	—	3,425
Change in fair value of mortgage servicing rights	2,341	—
Impairment of mortgage servicing rights	—	5,687
Stock-based compensation expense	3,154	—
Provision for loan losses	(1,122)	(798)
Provision for mortgage loan repurchases	384	703
Accretion of yield on purchased loans	(848)	(2,381)
Accretion of discounts and amortization of premiums on securities, net	1,290	761
Gain on sales of securities	(30)	(3,991)
Origination of loans held for sale	(2,944,481)	(1,762,143)
Proceeds from sale of loans held for sale	3,071,027	1,759,546
Gain on sale and change in fair value of loans held for sale	(52,165)	(49,985)
Gain on sale of mortgage servicing rights	(17)	—
Net (gain) loss on sales or write-downs of foreclosed assets	(771)	142
Gain on other assets	(39)	(17)
Provision for deferred income taxes	7,952	1,046
Changes in:
Other assets and interest receivable	6,303	(22,018)
Accrued expenses and other liabilities	(19,410)	7,837
Net cash provided by (used in) operating activities	67,409	(48,494)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	12,158	268,995
Maturities, prepayments and calls	41,851	44,172
Purchases	(22,885)	(202,762)
Net increase in loans	(114,201)	(43,551)
Proceeds from sale of mortgage servicing rights	11,952	—
Purchases of premises and equipment	(1,734)	(2,515)
Proceeds from the sale of premises and equipment	39	—
Proceeds from the sale of foreclosed assets	2,930	3,514
Net cash (used in) provided by investing activities	(69,890)	67,853
Cash flows from financing activities:
Net increase in demand and savings deposits	50,461	1,800
Net increase in time deposits	5,570	74,023
Net decrease in securities sold under agreements to repurchase	(5,218)	(75,855)
Decrease in short-term borrowings	(150,000)	(18,000)
Payments on long-term debt	(1,102)	(831)
Net proceeds from sale of common stock	152,721	—
Dividends paid	—	(9,300)
Net cash provided by (used in) financing activities	52,432	(28,163)
Net change in cash and cash equivalents	49,951	(8,804)
Cash and cash equivalents at beginning of the period	136,327	97,723
Cash and cash equivalents at end of the period	$186,278	$88,919

Supplemental cash flow information:
Interest paid	$5,608	$4,680
Taxes paid	18,122	1,307
Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	$1,162	$2,176
Transfers from foreclosed real estate to loans	36	259
Transfers from loans held for sale to loans	5,645	3,529
Fair value election of mortgage servicing rights	1,011	—

See accompanying notes to consolidated financial statements (unaudited)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (1)—Basis of presentation:

FB Financial Corporation (the “Company”) is a bank holding company, headquartered in Nashville, Tennessee. FB Financial operates through its wholly-owned banking subsidiary, FirstBank (the “Bank”), with 45 full-service bank branches across Tennessee, north Alabama and north Georgia, and a national mortgage business with office locations across the Southeast.

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

On June 28, 2016, the Company declared a 100-for-1 stock split, increasing the number of issued and authorized shares from 171,800 to 17,180,000 and 250,000 to 25,000,000, respectively. Additional shares issued as a result of the stock split were distributed immediately upon issuance to the shareholder on that date. Share and per share amounts included in the consolidated financial statements and notes thereto reflect the effect of the split for all periods presented. Additionally, in July 2016, the Company increased the number of authorized shares from 25,000,000 to 75,000,000.

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

The Company terminated its S-Corporation status and became a taxable corporate entity (“C Corporation”) on September 16, 2016 in connection with its initial public offering. Pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma combined effective tax rate of 37.45% and 37.39% for the three and six months ended June 30, 2016, respectively, as if it had been a C Corporation during that period.

On May 26, 2017, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell in a private placement (the “Private Placement”) an aggregate of 4,806,710 shares of the Company’s common stock, par value $1.00 (the “Private Placement Shares”), at a purchase price of $33.00 per share. Total proceeds received from the sale of such Private Placement Shares, net of placement agent and other offering costs, was approximately $152.7 million.

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. On July 31, 2017, the Bank completed its previously announced

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

acquisitions of Clayton Bank and Trust and American City Bank headquartered in Knoxville, TN and Tullahoma, TN, respectively.  In connection with the acquisition, the Company borrowed $100,000 from the FHLB under short-term borrowing with fixed rates arrangement and entered into certain derivative instruments as discussed in Note 9. See Note 2, “Mergers and acquisitions” in the Notes to the consolidated unaudited financial statements for further details regarding the terms and conditions of the Bank’s acquisitions. Additionally, subsequent to June 30, 2017, the Company began hedging a portion of the mortgage servicing rights portfolio as discussed in Note 6.

The Company has determined that there were no other subsequent events, other than what has been disclosed above, that occurred after June 30, 2017, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

As of June 30, 2017, the Company is considered a “controlled company” and is controlled by the Company’s Executive Chairman and former sole shareholder, James W. Ayers. The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”).

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Unearned compensation plus assumed proceeds from the applicable tax benefits are used to repurchase common stock at the average market price. There were no dilutive instruments outstanding during the three and six months ended June 30, 2016; therefore, diluted net income per common share is the same as basic net income per share for these periods.

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share calculation:
Net income	$11,239	$15,775	$20,992	$30,374
Weighted-average basic shares outstanding	25,741,968	17,180,000	24,944,633	17,180,000
Basic earnings per share	$0.44	$0.92	$0.84	$1.77
Diluted earnings per share:
Net income	$11,239	$15,775	$20,992	$30,374
Weighted-average basic shares outstanding	25,741,968	17,180,000	24,944,633	17,180,000
Average diluted common shares outstanding	559,490	—	505,786	—
Weighted-average diluted shares outstanding	26,301,458	17,180,000	25,450,419	17,180,000
Diluted earnings per share	$0.43	$0.92	$0.82	$1.77
Pro forma earnings per share:
Pro forma net income	$11,239	$10,576	$20,992	$20,379
Weighted-average basic shares outstanding	25,741,968	17,180,000	24,944,633	17,180,000
Pro forma basic earnings per share	$0.44	$0.62	$0.84	$1.19
Pro forma diluted earnings per share:
Pro forma net income	$11,239	$10,576	$20,992	$20,379
Weighted-average diluted shares outstanding	26,301,458	17,180,000	25,450,419	17,180,000
Pro forma diluted earnings per share	$0.43	$0.62	$0.82	$1.19

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

Note (2)—Mergers and acquisitions:

Clayton Bank and Trust and American City Bank

On July 31, 2017, the Bank completed its previously-announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement with Clayton HC, Inc., a Tennessee Corporation (“Seller”) and James L. Clayton, the majority shareholder of Seller dated February 8, 2017 with a purchase price of approximately $236,484.  The Company issued 1,521,200 shares of common stock and paid approximately $184,200 to purchase all of the outstanding shares of the Clayton Banks.  At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. Substantially, all of the operations of the Clayton Banks will be included in Banking segment in future periods.

Prior to the determination of purchase accounting adjustments, as of June 30, 2017, the Clayton Banks had approximately $1,200,000 in assets, $1,100,000 in loans, $900,000 in deposits, and 18 banking locations across Tennessee. The Company is finalizing the fair value of certain assets and liabilities as part of the acquisition and as such, purchase accounting is not yet complete.

In connection with the transaction, the Company incurred $767 and $1,254 in merger and conversion expenses during the three and six months ended June 30, 2017, respectively.

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

In connection with the transaction, the Company incurred $1,540 and $2,146 in merger and conversion expenses during the three and six months ended June 30, 2016, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (3)—Investment securities:

The amortized cost of securities and their fair values at June 30, 2017 and December 31, 2016 are shown below:

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$999	$—	$(9)	$990
Mortgage-backed securities - residential	416,011	679	(5,982)	410,708
Municipals, tax exempt	119,960	3,617	(879)	122,698
Treasury securities	10,325	—	(15)	10,310
Total debt securities	547,295	4,296	(6,885)	544,706
Equity securities	8,780	1	(130)	8,651
Total securities available-for-sale	$556,075	$4,297	$(7,015)	$553,357

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities - residential	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Total debt securities	579,715	3,942	(10,084)	573,573
Equity securities	8,744	1	(135)	8,610
Total securities available-for-sale	$588,459	$3,943	$(10,219)	$582,183

Securities pledged at June 30, 2017 and December 31, 2016 had a carrying amount of $380,751 and $390,814, respectively, and were pledged to secure Federal Home Loan Bank advances, a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2017 and December 31, 2016 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	June 30, 2017		December 31, 2016
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$7,798	$7,870	$9,290	$9,352
Due in one to five years	32,299	33,470	25,520	26,340
Due in five to ten years	23,761	24,748	31,122	32,248
Due in over ten years	67,426	67,910	62,909	61,725
	131,284	133,998	128,841	129,665
Mortgage-backed securities - residential	416,011	410,708	450,874	443,908
	$547,295	$544,706	$579,715	$573,573

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Sales of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$12,158	$166,732	$12,158	$268,995
Gross realized gains	77	2,939	77	4,339
Gross realized losses	48	348	48	348

The Company also recognized $1 in gains related to the early call of available for sale securities during the six months ended June 30, 2017.

The following tables show gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$990	$9	$—	$—	$990	$9
Mortgage-backed securities - residential	366,265	5,402	17,527	580	383,792	5,982
Municipals, tax exempt	32,832	868	219	11	33,051	879
Treasury securities	10,310	15	—	—	10,310	$15
Total debt securities	410,397	6,294	17,746	591	428,143	6,885
Equity securities	—	—	3,033	130	3,033	130
	$410,397	$6,294	$20,779	$721	$431,176	$7,015

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$985	$13	$—	$—	$985	$13
Mortgage-backed securities - residential	390,595	7,230	19,073	675	409,668	7,905
Municipals, tax exempt	43,132	2,114	—	—	43,132	2,114
Treasury securities	10,256	52	—	—	10,256	52
Total debt securities	444,968	9,409	19,073	675	464,041	10,084
Equity securities	—	—	3,126	135	3,126	135
	$444,968	$9,409	$22,199	$810	$467,167	$10,219

As of June 30, 2017 and December 31, 2016, the Company’s securities portfolio consisted of 314 and 329 securities, 120 and 151 of which were in an unrealized loss position, respectively.

The Company evaluates securities with unrealized losses for other-than-temporary impairment (OTTI), and the Company recorded no OTTI for the three and six months ended June 30, 2017 and 2016. The unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. For debt securities, the Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. For equity securities, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (4)—Loans and allowance for loan losses:

Loans outstanding at June 30, 2017 and December 31, 2016, by major lending classification are as follows:

	June 30,	December 31,
	2017	2016
Commercial and industrial	$423,704	$386,233
Construction	282,727	245,905
Residential real estate:
1-to-4 family mortgage	307,152	294,924
Residential line of credit	177,783	177,190
Multi-family mortgage	52,810	44,977
Commercial real estate:
Owner occupied	371,462	357,346
Non-owner occupied	273,285	267,902
Consumer and other	82,051	74,307
Gross loans	1,970,974	1,848,784
Less: Allowance for loan losses	(23,247)	(21,747)
Net loans	$1,947,727	$1,827,037

As of June 30, 2017 and December 31, 2016, $390,143 and $565,717, respectively, of 1-to-4 family mortgage loans, loans held for sale and multi-family mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line.

As of June 30, 2017 and December 31, 2016, $1,295,281 and $1,072,118, respectively, of commercial and industrial , construction, residential real estate, commercial real estate, and consumer and other loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2017
Beginning balance - March 31, 2017	$5,402	$5,598	$2,896	$1,514	$508	$3,387	$2,660	$933	$22,898
Provision for loan losses	(1,342)	(48)	99	(29)	5	585	(210)	75	(865)
Recoveries of loans previously charged-off	1,511	29	14	155	—	11	2	283	2,005
Loans charged off	(131)	—	(35)	(195)	—	—	—	(430)	(791)
Ending balance - June 30, 2017	$5,440	$5,579	$2,974	$1,445	$513	$3,983	$2,452	$861	$23,247
Six Months Ended June 30, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	(1,163)	587	(140)	(184)	9	666	(1,208)	311	(1,122)
Recoveries of loans previously charged-off	1,594	58	40	211	—	15	1,641	296	3,855
Loans charged off	(300)	(6)	(123)	(195)	—	—	—	(609)	(1,233)
Ending balance - June 30, 2017	$5,440	$5,579	$2,974	$1,445	$513	$3,983	$2,452	$861	$23,247

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2016
Beginning balance - March 31, 2016	$5,242	$4,518	$4,280	$2,075	$590	$4,013	$2,739	$974	$24,431
Provision for loan losses	416	(207)	(661)	(126)	(137)	(161)	(106)	193	(789)
Recoveries of loans previously charged-off	462	64	45	70	—	5	1	99	746
Loans charged off	(196)	(2)	(53)	(75)	—	(93)	—	(235)	(654)
Ending balance - June 30, 2016	$5,924	$4,373	$3,611	$1,944	$453	$3,764	$2,634	$1,031	$23,734
Six Months Ended June 30, 2016
Beginning balance - December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460
Provision for loan losses	515	(873)	(619)	(289)	142	164	7	155	(798)
Recoveries of loans previously charged-off	472	105	107	107	—	11	5	171	978
Loans charged off	(198)	(2)	(53)	(75)	—	(93)	—	(485)	(906)
Ending balance - June 30, 2016	$5,924	$4,373	$3,611	$1,944	$453	$3,764	$2,634	$1,031	$23,734

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment and loans collectively evaluated for impairment as of June 30, 2017 and December 31, 2016:

							June 30, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$38	$—	$17	$—	$—	$85	$62	$—	$202
Collectively evaluated for impairment	5,402	5,579	2,957	1,445	513	3,898	2,390	861	23,045
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - June 30, 2017	$5,440	$5,579	$2,974	$1,445	$513	$3,983	$2,452	$861	$23,247

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$135	$—	$23	$—	$—	$113	$242	$—	$513
Collectively evaluated for impairment	5,174	4,940	3,174	1,613	504	3,189	1,777	863	21,234
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment and loans collectively evaluated for impairment as of June 30, 2017 and December 31, 2016:

							June 30, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,222	$299	$2,191	$—	$1,001	$2,374	$2,103	$24	$9,214
Collectively evaluated for impairment	422,242	278,077	302,961	177,783	51,785	365,087	266,068	82,024	1,946,027
Acquired with deteriorated credit quality	240	4,351	2,000	—	24	4,001	5,114	3	15,733
Ending balance - June 30, 2017	$423,704	$282,727	$307,152	$177,783	$52,810	$371,462	$273,285	$82,051	$1,970,974

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,476	$2,686	$2,471	$311	$1,027	$2,752	$2,201	$27	$12,951
Collectively evaluated for impairment	384,279	238,900	290,346	176,879	43,922	350,812	260,361	74,276	1,819,775
Acquired with deteriorated credit quality	478	4,319	2,107	—	28	3,782	5,340	4	16,058
Ending balance - December 31, 2016	$386,233	$245,905	$294,924	$177,190	$44,977	$357,346	$267,902	$74,307	$1,848,784

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

Substandard.    Loans rated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so rated have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Also included in this category are purchased credit impaired loans and loans considered doubtful, which have all the weaknesses previously described and management believes those weaknesses may make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be pass rated loans.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table shows credit quality indicators by portfolio class at June 30, 2017 and December 31, 2016:

June 30, 2017	Pass	Watch	Substandard	Total
Commercial and industrial	$382,189	$39,404	$2,111	$423,704
Construction	275,094	2,701	4,932	282,727
Residential real estate:
1-to-4 family mortgage	291,280	5,135	10,737	307,152
Residential line of credit	174,178	1,424	2,181	177,783
Multi-family mortgage	51,642	143	1,025	52,810
Commercial real estate:
Owner occupied	353,275	9,293	8,894	371,462
Non-owner occupied	259,588	6,216	7,481	273,285
Consumer and other	81,107	447	497	82,051
Total	$1,868,353	$64,763	$37,858	$1,970,974

December 31, 2016	Pass	Watch	Substandard	Total
Commercial and industrial	$351,046	$31,074	$4,113	$386,233
Construction	236,588	4,612	4,705	245,905
Residential real estate:
1-to-4 family mortgage	277,948	6,945	10,031	294,924
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,055	44,977
Commercial real estate:
Owner occupied	338,698	10,459	8,189	357,346
Non-owner occupied	249,877	10,273	7,752	267,902
Consumer and other	73,454	417	436	74,307
Total	$1,744,392	$65,807	$38,585	$1,848,784

Loans acquired in business combinations that exhibited at the date of acquisition evidence of deterioration of credit quality since origination such that it was probable that all contractually required payments would not be collected are considered to be purchased credit impaired and were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commercial and industrial	$240	$478
Construction	4,351	4,319
Residential real estate:
1-to-4 family mortgage	2,000	2,107
Residential line of credit	—	—
Multi-family mortgage	24	28
Commercial real estate:
Owner occupied	4,001	3,782
Non-owner occupied	5,114	5,340
Consumer and other	3	4
Total	$15,733	$16,058

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table presents the current carrying value of loans determined to be impaired at the time of acquisition at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Contractually-required principal and interest	$21,042	$22,961
Nonaccretable difference	(3,464)	(4,459)
Cash flows expected to be collected	17,578	18,502
Accretable yield	(1,845)	(2,444)
Carrying value	$15,733	$16,058

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Changes in accretable yield and nonaccretable difference of purchased loans were as follows:

	Accretable yield		Nonaccretable Difference
	Purchased Credit Impaired	Purchased Non-impaired	Purchased Credit Impaired	Purchased Non-impaired	Total
Balance at March 31, 2017	$(2,142)	$(1,103)	$(3,756)	$—	$(7,001)
Principal reductions/ pay-offs	(292)	—	292	—	—
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Accretion	589	259	—	—	848
Balance at June 30, 2017	$(1,845)	$(844)	$(3,464)	$—	$(6,153)

Balance at March 31, 2016	$(1,460)	$(1,729)	$(7,698)	$—	$(10,887)
Principal reductions/ pay-offs	(1,227)	—	1,227	—	—
Charge-offs	—	—	32	—	32
Sale of credit card portfolio	—	—	—	—	—
Accretion	1,439	116	—	—	1,555
Balance at June 30, 2016	$(1,248)	$(1,613)	$(6,439)	$—	$(9,300)

	Accretable yield		Nonaccretable Difference
	Purchased Credit Impaired	Purchased Non-impaired	Purchased Credit Impaired	Purchased Non-impaired	Total
Balance at December 31, 2016	$(2,444)	$(1,240)	$(4,459)	$—	$(8,143)
Principal reductions/ pay-offs	(990)	—	990	—	—
Charge-offs	—	—	5	—	5
Recoveries	(23)	—	—	—	(23)
Accretion	1,612	396	—	—	2,008
Balance at June 30, 2017	$(1,845)	$(844)	$(3,464)	$—	$(6,153)

Balance at December 31, 2015	$(1,637)	$(2,147)	$(8,369)	$(70)	$(12,223)
Principal reductions/ pay-offs	(1,458)	—	1,458	—	—
Charge-offs	—	—	472	—	472
Sale of credit card portfolio	—	—	—	70	70
Accretion	1,847	534	—	—	2,381
Balance at June 30, 2016	$(1,248)	$(1,613)	$(6,439)	$—	$(9,300)

Nonperforming loans include loans that are no longer accruing interest (non-accrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Loans acquired with deteriorated credit quality amounting to $15,733 and $16,058, respectively, at June 30, 2017 and December 31, 2016 have been excluded from the tables below in accordance with ASC-310-10-50, Receivables- Overall- Disclosure.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at June 30, 2017 and December 31, 2016:

June 30, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$388	$29	$1,089	$421,958	$423,464
Construction	82	194	244	277,856	278,376
Residential real estate:
1-to-4 family mortgage	2,435	720	2,261	299,736	305,152
Residential line of credit	777	515	541	175,950	177,783
Multi-family mortgage	—	—	—	52,786	52,786
Commercial real estate:
Owner occupied	739	10	1,874	364,838	367,461
Non-owner occupied	—	—	2,293	265,878	268,171
Consumer and other	343	151	25	81,529	82,048
Total	$4,764	$1,619	$8,327	$1,940,531	$1,955,241

December 31, 2016	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$262	$127	$1,297	$384,069	$385,755
Construction	441	17	254	240,874	241,586
Residential real estate:
1-to-4 family mortgage	3,130	697	2,289	286,701	292,817
Residential line of credit	1,139	433	601	175,017	177,190
Multi-family mortgage	—	—	—	44,949	44,949
Commercial real estate:
Owner occupied	186	—	2,007	351,371	353,564
Non-owner occupied	158	—	2,251	260,153	262,562
Consumer and other	433	55	30	73,785	74,303
Total	$5,749	$1,329	$8,729	$1,816,919	$1,832,726

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at June 30, 2017 and December 31, 2016, segregated by class, were as follows:

June 30, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$730	$445	$38
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	96	362	17
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	609	648	85
Non-owner occupied	507	1,036	62
Consumer and other	—	—	—
Total	$1,942	$2,491	$202
With no related allowance recorded
Commercial and industrial	$492	$631	$—
Construction	299	315	—
Residential real estate:
1-to-4 family mortgage	2,095	2,097	—
Residential line of credit	—	—	—
Multi-family mortgage	1,001	1,000	—
Commercial real estate:
Owner occupied	1,765	2,222	—
Non-owner occupied	1,596	2,333	—
Consumer and other	24	24	—
Total	$7,272	$8,622	$—
Total impaired loans	$9,214	$11,113	$202

December 31, 2016	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$854	$854	$135
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	103	369	23
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	635	654	113
Non-owner occupied	1,151	1,678	242
Consumer and other	1	1	—
Total	$2,744	$3,556	$513
With no related allowance recorded:
Commercial and industrial	$622	$746	$—
Construction	2,686	2,694	—
Residential real estate:
1-to-4 family mortgage	2,368	2,370	—
Residential line of credit	311	321	—
Multi-family mortgage	1,027	1,027	—
Commercial real estate:
Owner occupied	2,117	3,205	—
Non-owner occupied	1,050	1,781	—
Consumer and other	26	26	—
Total	$10,207	$12,170	$—
Total impaired loans	$12,951	$15,726	$513

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three and six months ended June 30, 2017 and 2016 on impaired loans, segregated by class, were as follows:

	Three Months Ended		Six Months Ended
June 30, 2017	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$729	$5	$792	$10
Construction	—	—	—	—
Residential real estate:
1-to-4 family mortgage	98	—	100	—
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	616	8	622	20
Non-owner occupied	514	2	829	2
Consumer and other	—	—	1	—
Total	$1,956	$15	$2,343	$32
With no related allowance recorded
Commercial and industrial	$519	$7	$557	$16
Construction	302	4	1,493	9
Residential real estate:
1-to-4 family mortgage	2,106	15	2,232	32
Residential line of credit	—	—	156	—
Multi-family mortgage	1,008	12	1,014	23
Commercial real estate:
Owner occupied	1,801	23	1,941	61
Non-owner occupied	1,602	5	1,323	5
Consumer and other	25	—	25	1
Total	$7,361	$66	$8,740	$147
Total impaired loans	$9,317	$81	$11,083	$179
June 30, 2016
With a related allowance recorded:
Commercial and industrial	$848	$6	$1,051	$11
Construction	—	—	154	—
Residential real estate:
1-to-4 family mortgage	481	10	2,130	26
Residential line of credit	160	2	160	2
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	431	1	1,271	1
Non-owner occupied	1,652	2	2,878	8
Consumer and other	—	—	—	—
Total	$3,571	$21	$7,644	$48
With no related allowance recorded
Commercial and industrial	$578	$—	$488	$4
Construction	1,549	31	2,676	62
Residential real estate:
1-to-4 family mortgage	2,661	38	1,746	96
Residential line of credit	—	—	—	—
Multi-family mortgage	1,030	11	1,060	12
Commercial real estate:
Owner occupied	1,799	7	943	43
Non-owner occupied	1,389	—	1,110	1
Consumer and other	13	—	—	—
Total	$9,018	$87	$8,023	$218
Total impaired loans	$12,589	$108	$15,667	$266

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

As of June 30, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $8,488 and $8,802, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $189 and $402 of specific reserves for those loans at June 30, 2017 and December 31, 2016, respectively, and has committed to lend additional amounts totaling up to $1 and $1, respectively to these customers. Of these loans, $4,295 and $4,265 were classified as non-accrual loans as of June 30, 2017 and December 31, 2016.

The following table presents the financial effect of TDRs recorded during the periods indicated:

Three Months Ended June 30, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	2	$14	$14	$—
Total	2	$14	$14	$—

Six Months Ended June 30, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$5	$5	$—
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	—
Total	4	$1,093	$1,093	$—

Six Months Ended June 30, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-4 family mortgage	4	$722	$722	$39
Total	4	$722	$722	$39

There were no TDR’s recorded during the three months ended June 30, 2017. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2017 or 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the six months ended June 30, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (5)—Foreclosed real estate:

The amount reported as real estate acquired through foreclosure proceedings is carried at fair value less estimated cost to sell the property. The following table summarizes the foreclosed real estate for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$6,811	$10,533	$7,403	$11,641
Transfers from loans	274	1,646	1,162	2,176
Properties sold	(702)	(1,954)	(2,930)	(3,514)
Gain on sale of foreclosed assets	77	12	948	69
Transferred to loans	(36)	(192)	(36)	(259)
Write-downs and partial liquidations	(54)	(143)	(177)	(211)
Balance at end of period	$6,370	$9,902	$6,370	$9,902

Foreclosed residential real estate properties included in the table above totaled $2,255 and $2,265 as of June 30, 2017 and December 31, 2016, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $349 and $44 at June 30, 2017 and December 31, 2016, respectively.

Note (6)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Carrying value prior to policy change	$47,593	$36,611	$32,070	$29,711
Fair value impact of change in accounting policy (See Note 1)	—	—	1,011	—
Carrying value at beginning of period	47,593	36,611	33,081	29,711
Capitalization	14,646	10,653	29,659	19,783
Amortization	—	(1,968)	—	(3,425)
Sales	(11,935)	—	(11,935)	—
Impairment	—	(4,914)	—	(5,687)
Change in fair value:
Due to pay-offs/pay-downs	(532)	—	(797)	—
Due to change in valuation inputs or assumptions	(1,308)	—	(1,544)	—
Carrying value at June 30	$48,464	$40,382	$48,464	$40,382

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Servicing income:
Servicing income	$2,747	$2,655	$5,495	$4,651
Change in fair value of mortgage servicing rights	(1,840)	—	(2,341)	—
Gross servicing income	907	2,655	3,154	4,651
Servicing expenses:
Servicing asset amortization	—	1,968	—	3,425
Servicing asset impairment	—	4,914	—	5,687
Loss on sale of mortgage servicing rights	249	—	249	—
Other servicing expenses	1,204	538	2,138	946
Gross servicing expenses	1,453	7,420	2,387	10,058
Net servicing (loss) income	$(546)	$(4,765)	$767	$(5,407)

Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Unpaid principal balance	$4,245,457	$2,833,958
Weighted-average prepayment speed (CPR)	9.10%	8.40%
Estimated impact on fair value of a 10% increase	(1,942)	(1,256)
Estimated impact on fair value of a 20% increase	(3,756)	(2,434)
Discount rate	9.87%	9.54%
Estimated impact on fair value of a 100 bp increase	(1,907)	(1,394)
Estimated impact on fair value of a 200 bp increase	(3,669)	(2,679)
Weighted-average coupon interest rate	3.88%	3.59%
Weighted-average servicing fee (basis points)	28	27
Weighted-average remaining maturity (in months)	337	328

From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the three and six months ended June 30, 2017, the Company sold $11,935 of mortgage servicing rights on $1,086,465 of serviced mortgage loans. As of June 30, 2017, the Company subserviced $1,065,761 related to this transaction. At December 31, 2016, the Company subserviced $3,332,903 relating to mortgage servicing rights sold during the last half of 2016.

Subsequent to June 30, 2017, the Company began hedging approximately 50% of the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights.

Note (7)—Income taxes:

In connection with the initial public offering, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on September 16, 2016. As such, periods prior to September 16, 2016 will only reflect an effective state income tax rate. During the third quarter of 2016, the net deferred tax liability increased $13,181 from the conversion in the taxable status. The net deferred tax liability is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma statements of income for the prior year periods.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the three months ended
	June 30,
	2017	2016
Current	$4,047	$1,036
Deferred	2,527	97
Total	$6,574	$1,133

	For the six months ended
		June 30,
	2017	2016
Current	$4,047	$1,128
Deferred	7,952	1,046
Total	$11,999	$2,174

Federal income tax expense for the three and six months ended June 30, 2017 and 2016 differs from the statutory federal rate of 35% due to the following:

	For the three months ended
	June 30,
	2017	2016
Federal taxes calculated at statutory rate	$6,234	$—
Increase (decrease) resulting from:
State taxes, net of federal benefit	741	1,082
Benefit of equity based compensation	(1)	—
Other	(400)	51
Income tax expense, as reported	$6,574	$1,133

	For the six months ended
		June 30,
	2017	2016
Federal taxes calculated at statutory rate	$11,539	$—
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,351	2,083
Benefit of equity based compensation	(196)	—
Other	(695)	91
Income tax expense, as reported	$11,999	$2,174

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The components of the net deferred tax liability at June 30, 2017 and December 31, 2016, are as follows:

	June 30,	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$9,103	$8,516
Amortization of core deposit intangible	962	996
Compensation related	5,648	7,552
Unrealized loss on securities	1,066	2,462
Other	2,279	2,430
Subtotal	19,058	21,956
Deferred tax liabilities:
FHLB stock dividends	(827)	(827)
Depreciation	(6,449)	(6,548)
Mortgage servicing rights	(18,979)	(12,558)
Other	(6,331)	(6,203)
Subtotal	(32,586)	(26,136)
Net deferred tax liability	$(13,528)	$(4,180)

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

	June 30,	December 31,
	2017	2016
Commitments to extend credit, excluding interest rate lock commitments	$666,372	$579,879
Letters of credit	19,007	22,547
Balance at end of period	$685,379	$602,426

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $921 and $1,418 and $1,770 and $3,445 for the three and six months ended June 30, 2017 and 2016, respectively. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,842	$2,546	$2,659	$2,156
Provision for loan repurchases or indemnifications	201	313	384	703
Recoveries on previous losses	—	—	—	—
Losses on loans repurchased or indemnified	(6)	—	(6)	—
Balance at end of period	$3,037	$2,859	$3,037	$2,859

Note (9)—Derivatives:

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for a mortgage loan are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. The notional amount of commitments to fund fixed-rate mortgage loans was $546,520 and $532,920 at June 30, 2017 and December 31, 2016, respectively. The Company also enters into mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $751,500 and $829,000 at June 30, 2017 and December 31, 2016, respectively. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

The Company has entered into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2017 and December 31, 2016, the Company had notional amounts of $92,142 and $22,243, respectively, on interest rate contracts with corporate customers and $92,142 and $22,243, respectively, in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans. The fair value on the swaps was $1,350 and $586 at June 30, 2017 and December 31, 2016, respectively. Additionally, on June 30, 2017 the Company began hedging interest rate exposure on the outstanding subordinated debentures included in long-term debt amounting to $30,930 though interest rate swaps with a total notional amount of $30,000. As of June 30, 2017, the fair value of these swaps was $0.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	Balance Sheet Classification	Fair Value
		June 30,	December 31,
		2017	2016
Derivative assets:
Not designated as hedging:
Interest rate swaps	Other Assets	$1,350	$586
Forward commitments	Other Assets	1,604	12,731
Interest rate-lock commitments	Other Assets	7,937	6,428
Total		$10,891	$19,745

Derivative liabilities:
Not designated as hedging:
Interest rate swaps	Other Liabilities	$1,350	$586
Forward commitments	Other Liabilities	—	—
Total		$1,350	$586

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Included in mortgage banking income	$(1,433)	$4,697	$1,509	$11,965
Forward commitments:
Included in mortgage banking income	(3,928)	(8,022)	(7,248)	(16,775)
Total	$(5,361)	$(3,325)	$(5,739)	$(4,810)

On July 28, 2017, the Company entered into three separate interest rate swaps with Wells Fargo Bank with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively, to swap shorter-term FHLB advance borrowings of $100,000 obtained on the same date from floating-to-fixed interest rate structures as a part of the funding strategy associated with the Clayton Banks acquisition.

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

Accrued interest payable and receivable – The carrying amounts of accrued interest approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value
June 30, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$186,278	$186,278	$—	$—	$186,278
Available-for-sale securities	553,357	—	548,808	4,549	553,357
Federal Home Loan Bank Stock	7,743	—	—	7,743	7,743
Loans, net	1,947,727	—	1,933,996	518	1,934,514
Loans held for sale	427,416	—	427,416	—	427,416
Interest receivable	7,012	—	7,012	—	7,012
Mortgage servicing rights	48,464	—	—	48,464	48,464
Derivatives	10,891	—	10,891	—	10,891
Financial liabilities:
Deposits:
Without stated maturities	$2,330,992	$2,330,992	$—	$—	$2,330,992
With stated maturities	396,601	—	393,788	—	393,788
Securities sold under agreement to repurchase	16,343	16,343	—	—	16,343
Interest payable	501	65	436	—	501
Long-term debt	43,790	—	48,426	—	48,426
Derivatives	1,350	—	1,350	—	1,350

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

		Fair Value
December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,327	$136,327	$—	$—	$136,327
Available-for-sale securities	582,183	—	577,634	4,549	582,183
Federal Home Loan Bank Stock	7,743	—	—	7,743	7,743
Loans, net	1,827,037	—	1,822,054	1,281	1,823,335
Loans held for sale	507,442	—	507,442	—	507,442
Interest receivable	7,241	—	7,241	—	7,241
Mortgage servicing rights, net	32,070	—	—	33,081	33,081
Derivatives	19,745	—	19,745	—	19,745
Financial liabilities:
Deposits:
Without stated maturities	$2,280,531	$2,280,531	$—	$—	$2,280,531
With stated maturities	391,031	—	390,484	—	390,484
Securities sold under agreement to repurchase	21,561	21,561	—	—	21,561
Short term borrowings	150,000	150,000	—	—	150,000
Interest payable	620	237	383	—	620
Long-term debt	44,892	—	47,377	—	47,377
Derivatives	586	—	586	—	586

The balances and levels of the assets measured at fair value on a recurring basis at June 30, 2017 are presented in the following tables:

At June 30, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$990	$—	$990
Mortgage-backed securities	—	410,708	—	410,708
Municipals, tax-exempt	—	122,698	—	122,698
Treasury securities	—	10,310	—	10,310
Equity securities	—	4,102	4,549	8,651
Total	$—	$548,808	$4,549	$553,357
Loans held for sale	—	427,416	—	427,416
Mortgage servicing rights	—	—	48,464	48,464
Derivatives	—	10,891	—	10,891
Financial Liabilities:
Derivatives	$—	$1,350	$—	$1,350

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at June 30, 2017 are presented in the following tables:

At June 30, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Foreclosed assets	$—	$—	$1,434	$1,434
Impaired loans:
Commercial and industrial	—	—	367	367
Commercial real estate:
Non-owner occupied	—	—	151	151
Total	$—	$—	$518	$518

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2016 are presented in the following tables:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$985	$—	$985
Mortgage-backed securities	—	443,908	—	443,908
Municipals, tax-exempt	—	116,923	—	116,923
Treasury securities	—	11,757	—	11,757
Equity securities	—	4,061	4,549	8,610
Total	$—	$577,634	$4,549	$582,183
Loans held for sale	—	507,442	—	507,442
Derivatives	—	19,745	—	19,745
Financial Liabilities:
Derivatives	$—	$586	$—	$586

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

There was no change in fair value on available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during either of the three or six months ended June 30, 2017 and 2016.

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

The following table presents information as of June 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$518	Valuation of collateral	Discount for comparable sales	0%-30%
Foreclosed assets	$1,434	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%

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

Net gains of $1,864 and $5,216 and $9,470 and $6,795 resulting from fair value changes of the mortgage loans were recorded in income during the three and six months ended June 30, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income.

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

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$427,416	$412,007	$15,409
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2016
Mortgage loans held for sale measured at fair value	$507,442	$501,503	$5,939
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following tables provides segment financial information for the three and six months ended June 30, 2017 and 2016 follows:

Three Months Ended June 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$29,999	$428	$30,427
Provision for loan loss	(865)	—	(865)
Mortgage banking income	7,118	24,961	32,079
Change in fair value of mortgage servicing rights (1)	—	(1,840)	(1,840)
Other noninterest income	5,418	—	5,418
Depreciation	861	130	991
Amortization of intangibles	123	—	123
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	5,368	19,423	24,791
Other noninterest expense	22,982	—	22,982
Income before income taxes	14,066	3,747	17,813
Income tax expense			6,574
Net income			11,239
Total assets	$2,878,437	$468,133	$3,346,570
Goodwill	46,767	100	46,867
(1) Included in mortgage banking income.

Three Months Ended June 30, 2016	Banking	Mortgage	Consolidated
Net interest income	$29,217	$(859)	$28,358
Provision for loan loss	(789)	—	(789)
Mortgage banking income	7,215	22,918	30,133
Other noninterest income	8,223	—	8,223
Depreciation	901	106	1,007
Amortization of intangibles	527	—	527
Amortization and impairment of mortgage servicing rights	—	6,882	6,882
Other noninterest mortgage banking expense	4,072	15,463	19,535
Other noninterest expense	22,644	—	22,644
Income before income taxes	17,300	(392)	16,908
Income tax expense			1,133
Net income			15,775
Total assets	$2,508,867	$409,091	$2,917,958
Goodwill	46,767	100	46,867

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Six Months Ended June 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$59,855	$823	$60,678
Provision for loan loss	(1,122)	—	(1,122)
Mortgage banking income	12,784	44,876	57,660
Change in fair value of mortgage servicing rights (1)	—	(2,341)	(2,341)
Other noninterest income	11,425	—	11,425
Depreciation	1,725	268	1,993
Amortization of intangibles	515	—	515
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	10,204	36,955	47,159
Other noninterest expense	45,637	—	45,637
Income before income taxes	27,105	5,886	32,991
Income tax expense			11,999
Net income			20,992
Total assets	$2,878,437	$468,133	$3,346,570
Goodwill	46,767	100	46,867

(1)	Included in mortgage banking income

Six Months Ended June 30, 2016	Banking	Mortgage	Consolidated
Net interest income	$55,231	$(930)	$54,301
Provision for loan loss	(798)	—	(798)
Mortgage banking income	13,359	41,277	54,636
Other noninterest income	14,755	—	14,755
Depreciation and amortization	1,802	220	2,022
Amortization of intangibles	1,079	—	1,079
Amortization and impairment of mortgage servicing rights	—	9,112	9,112
Other noninterest mortgage banking expense	7,930	28,859	36,789
Other noninterest expense	42,940	—	42,940
Income before income taxes	30,392	2,156	32,548
Income tax expense			2,174
Net income			30,374
Total assets	$2,508,867	$409,091	$2,917,958
Goodwill	46,767	100	46,867

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit had a prime interest rate of 4.25% and 3.50% as of June 30, 2017 and 2016, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $3,831 and $2,824 and $7,382 and $5,083 for the three and six months ended June 30, 2017 and 2016, respectively.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

For June 30, 2017 and December 31, 2016 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2017 and December 31, 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2017, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The table below includes new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservative buffer will be fully phased in January 1, 2019 at 2.5 percent.

Actual and required capital amounts and ratios are presented below at period-end:

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital (to risk-weighted assets)
FB Financial Corporation	$516,889	19.14%	$216,046	8.0%	$249,803	9.25%	N/A	N/A
FirstBank	330,106	12.26%	215,404	8.0%	249,060	9.25%	$269,254	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$493,642	18.28%	$162,027	6.0%	$195,783	7.25%	N/A	N/A
FirstBank	306,859	11.40%	161,505	6.0%	195,152	7.25%	$161,505	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$493,642	15.54%	$127,064	4.0%	N/A	N/A	N/A	N/A
FirstBank	306,859	9.67%	126,932	4.0%	N/A	N/A	$158,665	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$463,642	17.16%	$121,584	4.5%	$155,358	5.75%	N/A	N/A
FirstBank	306,859	11.40%	121,129	4.5%	154,775	5.75%	$174,963	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
FB Financial Corporation	$338,893	13.03%	$208,069	8.0%	$224,325	8.63%	N/A	N/A
FirstBank	304,018	11.72%	207,521	8.0%	223,733	8.63%	$259,401	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$317,146	12.19%	$156,101	6.0%	$172,362	6.63%	N/A	N/A
FirstBank	282,271	10.88%	155,664	6.0%	171,879	6.63%	$155,664	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	$126,227	4.0%	N/A	N/A	N/A	N/A
FirstBank	282,271	8.95%	126,155	4.0%	N/A	N/A	$157,693	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$287,146	11.04%	$117,043	4.5%	$133,299	5.13%	N/A	N/A
FirstBank	282,271	10.88%	116,748	4.5%	132,963	5.13%	$168,636	6.5%

Note (13)—Stock-Based Compensation:

The Company granted shares of common stock and restricted stock units as a part of its initial public offering and compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.

Following the initial public offering, participants in the EBI Plans were given the option to elect conversion of their outstanding cash-settled EBI Units to stock-settled EBI Units.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table summarizes information about vested and unvested restricted stock units outstanding at June 30, 2017:

	Six Months Ended
	June 30, 2017
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,200,848	$19.00
Grants	97,893	33.88
Released and distributed (vested)	(70,819)	19.00
Forfeited/expired	(1,021)	19.00
Balance at end of period	1,226,901	$19.67

The total fair value of restricted stock units vested and released was $3 and $1,346 for the three and six months ended June 30, 2017.

The compensation cost related to stock grants and vesting of restricted stock units was $1,802 and $3,154 for the three and six months ended June 30, 2017, respectively. This included $277 paid to Company independent directors during the three months ended June 30, 2017 related to one time IPO grants and director compensation elected to be settled in stock.

As of June 30, 2017 and December 31, 2016, there were $15,579 and $15,721, respectively, of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 3.46 years and 3.66 years, respectively.

At June 30, 2017 and December 31, 2016, there were 67,470 and 180,447 units valued at $2,442 and $4,683, respectively, remaining in the equity based incentive plans for employees who elected cash settlement of EBI units. Expense related to the cash settled EBI for the three and six months ended June 30, 3017 was $184 and $482, respectively.

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price was 85% with respect to the first offering period, and is 95% with respect to the current offering period, of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). There were not any shares issued under the ESPP during the three or six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, there were 2,479,623 shares available for issuance under the ESPP.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2017	$27,370
New loans and advances	2,264
Repayments	(2,416)
Loans outstanding at June 30, 2017	$27,218

Unfunded commitments to certain executive officers and directors and their associates totaled $5,720 and $6,838 at June 30, 2017 and December 31, 2016, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $139,448 and $150,373 as of June 30, 2017 and December 31, 2016, respectively.

(C) Leases:

The Bank leases various office spaces from entities related to the majority shareholder and his son, who is also a Director of the Company, under varying terms. The Company had $148 and $158 in unamortized leasehold improvements related to these leases at June 30, 2017 and December 31, 2016, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $124 and $130 and $250 and $264 for the three and six months ended June 30, 2017 and 2016, respectively.

(D) Subordinated debt:

On February 12, 1996, the Company borrowed $775 from the shareholder through a term subordinated note. On August 26, 1999, the Company borrowed $3,300 from the shareholder through a term subordinated note. On June 30, 2006, the Company borrowed $6,000 from the shareholder through a term subordinated note. The total of $10,075 was repaid with cash proceeds from the sale of common stock in the initial public offering, as discussed in Note 1. The Company paid interest payments related to these subordinated debentures to the shareholder amounting to approximately $56 and $124 for the three and six months ended June 30, 2016, respectively.

(E) Investment securities transactions:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $1,145 and $1,145 as of June 30, 2017 and December 31, 2016, respectively.

(F) Aviation time sharing agreement:

Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by the majority shareholder and his son, who is also a Director of the Company. This replaces the previous agreement dated December 21, 2012. During the three and six months ended June 30, 2017 and 2016, the Company made payments of $2 and $14  and $27 and $32, respectively, under these agreements.

ITEM 2—Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at June 30, 2017 and December 31, 2016 and our results of operations for the three and six months ended June 30, 2017 and 2016, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (this “Report”).

Cautionary note regarding forward-looking statements

Certain statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include statements relating to our projected growth, our anticipated future financial performance, our financial condition, our credit quality, management’s long-term performance goals, the anticipated benefits, costs and financial impact of our acquisition of Clayton Bank and Trust and American City Bank, the performance of the banking and mortgage industry and the condition of the economy in general, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies.  These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions.

These forward-looking statements are not historical facts and are based upon our current expectations, estimates, assumptions and projections about our business, our industry and the economy in general.  The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates, assumptions and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance or outcomes and are subject to various risks, assumptions and uncertainties. Although we believe that the expectations, estimates, assumptions and projections reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important risks and other factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, those risks and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 under the captions “Cautionary note regarding forward-looking statements” and “Risk Factors.” Many of these factors are beyond our ability to control or predict.

Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Report.  Our past results of operations are not necessarily indicative of our future results. You should not unduly rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

We qualify all of our forward-looking statements by these cautionary statements.

Critical accounting policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry.  Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgments necessary to prepare our financial statements.  Our critical accounting policies are described in our Annual Report under the captions “Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies” and “Item 8 – Financial Statement and Supplementary Data – Notes to consolidated financial statements.” In the first quarter of 2017, we adopted a new accounting policy electing fair value on mortgage servicing rights (“MSRs”), which is further described in the “Part I. Financial Information – Notes to Consolidated Financial Statements” on this Report.

Overview

We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At June 30, 2017, our footprint included 45 full-service bank branches serving the following Metropolitan Statistical areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville (AL) and 12 community markets throughout Tennessee. See “Mergers and acquisitions” for discussion on additional branches added as a result of our merger with the Clayton Banks. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations in our banking footprint, investment services and deposit-related fees. We generate most of our revenue in our Mortgage segment, from origination fees and gains on sales in the secondary market of mortgage loans that we originate outside our Banking footprint or through our internet delivery channels and from servicing these mortgage loans. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, Federal Home Loan Bank advances and other borrowings.

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the period indicated:

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
	2017	2016	2017	2016	2016
Statement of Income Data
Total interest income	$33,278	$30,680	$66,167	$58,922	$120,494
Total interest expense	2,851	2,322	5,489	4,621	9,544
Net interest income	30,427	28,358	60,678	54,301	110,950
Provision for loan losses	(865)	(789)	(1,122)	(798)	(1,479)
Total noninterest income	35,657	38,356	66,744	69,391	144,685
Total noninterest expense	49,136	50,595	95,553	91,942	194,790
Net income before income taxes	17,813	16,908	32,991	32,548	62,324
Income tax expense	6,574	1,133	11,999	2,174	21,733
Net income	11,239	15,775	20,992	30,374	40,591
Net interest income (tax—equivalent basis)	31,158	28,967	62,121	55,412	113,311
Per Common Share
Basic net income	0.44	0.92	0.84	1.77	2.12
Diluted net income	0.43	0.92	0.82	1.77	2.10
Book value(1)	17.59	15.47	17.59	15.47	13.71
Tangible book value(5)	15.83	12.41	15.83	12.41	11.58
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	6,574	6,332	11,999	12,169	22,902
Pro forma net income	11,239	10,576	20,992	20,379	39,422
Pro forma net income per common share—basic	0.44	0.62	0.84	1.19	2.06
Pro forma net income per common share—diluted	0.43	0.62	0.82	1.19	2.04
Selected Balance Sheet Data
Cash and due from banks	59,112	52,122	59,112	52,122	50,157
Loans held for investment	1,970,974	1,750,304	1,970,974	1,750,304	1,848,784
Allowance for loan losses	(23,247)	(23,734)	(23,247)	(23,734)	(21,747)
Loans held for sale	427,416	322,249	427,416	322,249	507,442
Available-for-sale securities, fair value	553,357	550,307	553,357	550,307	582,183
Foreclosed real estate, net	6,370	9,902	6,370	9,902	7,403
Total assets	3,346,570	2,917,958	3,346,570	2,917,958	3,276,881
Total deposits	2,727,593	2,514,297	2,727,593	2,514,297	2,671,562
Borrowings	43,790	55,785	43,790	55,785	194,892
Total shareholders' equity	509,517	265,768	509,517	265,768	330,498
Selected Ratios
Return on average:
Assets(2)	1.40%	2.19%	1.32%	2.11%	1.35%
Shareholders' equity(2)	11.30%	24.42%	11.56%	23.94%	14.68%
Average shareholders' equity to average assets	12.37%	8.96%	11.45%	8.82%	9.22%
Net interest margin (tax-equivalent basis)	4.19%	4.40%	4.24%	4.20%	4.10%
Efficiency ratio	74.35%	75.84%	74.99%	74.33%	76.20%
Adjusted efficiency ratio (tax-equivalent basis)(5)	70.18%	67.92%	71.66%	69.55%	70.59%
Loans held for investment to deposit ratio	72.26%	69.61%	72.26%	69.61%	69.20%
Yield on interest-earning assets	4.57%	4.73%	4.61%	4.55%	4.45%
Cost of interest-bearing liabilities	0.55%	0.48%	0.53%	0.47%	0.48%
Cost of total deposits	0.34%	0.28%	0.33%	0.28%	0.29%
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	1.40%	1.47%	1.32%	1.42%	1.31%
Pro forma return on average equity(2)(4)	11.30%	16.37%	11.56%	16.06%	14.25%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	1.18%	1.36%	1.18%	1.36%	1.18%
Allowance for loan losses to nonperforming loans	233.73%	213.70%	233.73%	213.70%	216.22%
Nonperforming loans to loans, net of unearned income	0.50%	0.63%	0.50%	0.63%	0.54%
Capital Ratios (Company)
Shareholders' equity to assets	15.23%	9.11%	15.23%	9.11%	10.09%
Tier 1 capital (to average assets)	15.54%	7.98%	15.54%	7.98%	10.05%
Tier 1 capital (to risk-weighted assets)(3)	18.28%	9.57%	18.28%	9.57%	12.19%
Total capital (to risk-weighted assets)(3)	19.14%	11.00%	19.14%	11.00%	13.03%
Tangible common equity to tangible assets(5)	13.92%	7.44%	13.92%	7.44%	8.65%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	17.16%	8.30%	17.16%	8.30%	11.04%
Capital Ratios (Bank)
Shareholders' equity to assets	10.55%	10.12%	10.55%	10.12%	9.94%
Tier 1 capital (to average assets)	9.67%	8.02%	9.67%	8.02%	8.95%
Tier 1 capital (to risk-weighted assets)(3)	11.40%	9.65%	11.40%	9.65%	10.88%
Total capital to (risk-weighted assets)(3)	12.26%	10.92%	12.26%	10.92%	11.72%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.40%	9.65%	11.40%	9.65%	10.88%

(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding as of June 30, 2017 and 2016 and December 31, 2016 was 28,968,160 and 17,180,000 and 24,107,660, respectively.

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

(3)

We calculate our risk-weighted assets using the standardized method of the Basel III Framework as of June 30, 2017 and December 31, 2016 and the Basel II Framework for June 30, 2016, as implemented by the Federal Reserve and the FDIC.

(4)

We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of  37.45%, 37.39% and 36.75% for the three and six months ended June 30, 2016 and for the year ended December 31, 2016, respectively, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

(5)

These measures are not measures prepared in accordance with United States generally accepted accounting principles (“GAAP”), and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.

GAAP reconciliation and management explanation of non-GAAP financial measures

We identify certain of the financial measures discussed in this Report as being “non-GAAP financial measures.” The non-GAAP financial measures presented in this Report are adjusted efficiency ratio (tax equivalent basis), tangible book value per common share and tangible common equity to tangible assets.

In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows.

The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our summary historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have presented in our summary historical consolidated financial data when comparing such non-GAAP financial measures. The following discussion and reconciliations provide a more detailed analysis of these non-GAAP financial measures.

Adjusted efficiency ratio (tax equivalent basis)

The adjusted efficiency ratio (tax equivalent basis) is a non-GAAP measure that excludes securities gains (losses), merger-related and conversion expenses, one time IPO equity grants and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax equivalent basis) to our efficiency ratio:

	Three Months Ended June 30,		Six Months Ended June 30,		Year ended December 31,
(dollars in thousands, except per share data)	2017	2016	2017	2016	2016
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$49,136	$50,595	$95,553	$91,942	$194,790
Less vesting of one time equity grants	—	—	—	—	2,960
Less variable compensation charge related to cash settled equity awards previously issued	—	—	635	—	1,254
Less merger and conversion expenses	767	1,540	1,254	2,146	3,268
Less impairment of MSRs	—	4,914	—	5,687	4,678
Less loss on sale of MSRs	249	—	249	—	4,447
Adjusted noninterest expense	$48,120	$44,141	$93,415	$84,109	$178,183
Net interest income (tax-equivalent basis)	$31,158	$28,967	$62,121	$55,412	$113,311
Total noninterest income	35,657	38,356	66,744	69,391	144,685
Less change in fair value on MSRs	(1,840)	—	(2,341)	—	—
Less gain on sales or (write-downs) of other real estate	23	(131)	771	(142)	1,282
Less gain (loss) on sale of other assets	39	(123)	39	17	(103)
Less gain on sales of securities	29	2,591	30	3,991	4,407
Adjusted noninterest income	$37,406	$36,019	$68,245	$65,525	$139,099
Adjusted operating revenue	$68,564	$64,986	$130,366	$120,937	$252,410
Efficiency ratio (GAAP)	74.35%	75.84%	74.99%	74.33%	76.20%
Adjusted efficiency ratio (tax-equivalent basis)	70.18%	67.92%	71.66%	69.55%	70.59%

Tangible book value per common share and tangible common equity to tangible assets

Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by the Company’s management to evaluate capital adequacy.  Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the Company’s capital position to other companies.  The most directly comparable financial measures calculated in accordance with GAAP are book value per common share and our total shareholders’ equity to total assets.

The following table presents, as of the dates set forth below, reconciliations of our tangible common equity to our total shareholders’ equity, our tangible book value per common share to our book value per common share and our tangible common equity to tangible assets to our total shareholders’ equity to total assets:

	As of June 30,		As of December 31,
(dollars in thousands, except per share data)	2017	2016	2016
Tangible Assets
Total assets	$3,346,570	$2,917,958	$3,276,881
Adjustments:
Goodwill	(46,867)	(46,867)	(46,867)
Core deposit intangibles	(4,048)	(5,616)	(4,563)
Tangible assets	$3,295,655	$2,865,475	$3,225,451
Tangible Common Equity
Total shareholders' equity	$509,517	$265,768	$330,498
Adjustments:
Goodwill	(46,867)	(46,867)	(46,867)
Core deposit intangibles	(4,048)	(5,616)	(4,563)
Tangible common equity	$458,602	$213,285	$279,068
Common shares outstanding	28,968,160	17,180,000	24,107,660
Book value per common share	$17.59	$15.47	$13.71
Tangible book value per common share	15.83	12.41	11.58
Total shareholders' equity to total assets	15.23%	9.11%	10.09%
Tangible common equity to tangible assets	13.92%	7.44%	8.65%

Mergers and acquisitions

Clayton Bank and Trust and American City Bank

On July 31, 2017, the Company and FirstBank completed its previously-announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement dated February 8, 2017 with Clayton HC, Inc., a Tennessee Corporation (“Seller”) and James L. Clayton, the majority shareholder of Seller, in the transaction was valued at approximately $236.4 million. The Company issued 1,521,200 shares of common stock and paid approximately $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. Prior to the determination of purchase accounting adjustments, at June 30, 2017, the Clayton Banks had approximately $1.20 billion in assets, $1.10 billion in loans, $900.0 million in deposits, and 18 banking locations across Tennessee. Substantially, all of the operations of the Clayton Banks will be included in Banking segment in future periods. The Clayton Banks will continue to be operated under their existing names as divisions of FirstBank until conversion of their core systems which is currently planned during the fourth quarter of 2017. We have incurred merger and conversion expenses connected with this transaction amounting to $0.8 million and $1.3 million during the three and six months ended June 30, 2017, respectively.

Northwest Georgia Bank

On September 18, 2015, we completed our acquisition of Northwest Georgia Bank, which we refer to as NWGB, pursuant to the Agreement and Plan of Merger dated April 27, 2015. We acquired the stock of NWGB for $1.5 million in cash. NWGB was a 110-year old institution with six branches, serving clients in Chattanooga, Tennessee MSA, including northern Georgia. We acquired net assets with a fair value of approximately $272 million, which includes a bargain purchase gain of $2.8 million, loans with a fair value of approximately $79 million, and assumed liabilities of approximately $268 million, including deposits with a fair value of approximately $246 million. At the acquisition date, $4.9 million of core deposit intangible assets were recorded. Additionally, we recorded merger and conversion related charges totaling $1.5 million and $2.1 million for the three and six months ended June 30, 2016, respectively.

Factors affecting comparability of financial results

S Corporation status

From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes, and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 16, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this Report, which do not include any provision for federal income taxes, will not be comparable with our future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Pro forma amounts for income tax expense and basic and diluted earnings per share are presented in the consolidated statements of income assuming the Company’s pro forma tax rates of 37.45% and 37.39% for the three and six months ended June 30, 2016, respectively, as if it had been a C corporation during those periods.

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

Public company costs

On August 19, 2016, we publicly filed a Registration Statement on Form S-1 (File No. 333-213210) with the SEC. That Registration Statement was declared effective by the SEC on September 15, 2016. We sold and issued 6,764,704 shares of common stock at $19 per share pursuant to that Registration Statement. Total proceeds received, net of offering costs, were approximately $115.5 million. A portion of the proceeds were used to fund a $55.0 million distribution to the majority shareholder representing undistributed earnings previously taxed to him under subchapter S, and a portion of the proceeds were used to repay all $10.1 million aggregate principal amount of subordinated notes held by the majority shareholder, plus any accrued and unpaid interest thereon. We qualify as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act).

There are additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding our capabilities. We expect that these costs will include legal, regulatory, accounting, investor relations and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as rules adopted by the SEC, the FDIC and the New York Stock Exchange also require public companies to implement specified corporate governance practices. In addition, due to regulatory changes in the banking industry and the implementation of new laws, rules and regulations, we are now subject to higher regulatory compliance costs. These additional rules and regulations also increase our legal, regulatory, accounting and financial compliance costs and make some activities more time-consuming.

Overview of recent financial performance

Results of operation

For the three months ended June 30, 2017, net income was $11.2 million compared to $15.8 million in the three months ended June 30, 2016. Pre-tax income was $17.8 million in the three months ended June 30, 2017 compared with $16.9 million in the same period in 2016. Diluted earnings per share were $0.43 and $0.92 for the three months ended June 30, 2017 and 2016, respectively. Pro forma net income on a C Corporation basis was $10.6 million and pro forma earnings per share was $0.62 for the three months ended June 30, 2016. Our net income represented a ROAA of 1.40% and 2.19% for the three months ended June 30, 2017 and 2016, respectively, and a ROAE of 11.30% and 24.42% for the same periods. Our ratio of average shareholders’ equity to average assets in the three months ended June 30, 2017 and 2016 was 12.37% and 8.96%, respectively.

For the six months ended June 30, 2017, net income was $21.0 million compared to $30.4 million in the six months ended June 30, 2016. Pre-tax income was $33.0 million in the six months ended June 30, 2017 compared with $32.5 million in the same period in 2016. Diluted earnings per share were $0.82 and $1.77 for the six months ended June 30, 2017 and 2016, respectively. Pro forma net income was $20.4 million and pro forma earnings per share were $1.19 for the six months ended June 30, 2016. Our net income represented a ROAA of 1.32% and 2.11% for the six months ended June 30, 2017 and 2016, respectively, and a ROAE of 11.56% and 23.94% for the same periods. Our ratio of average shareholders’ equity to average assets in the six months ended June 30, 2017 and 2016 was 11.45% and 8.82%, respectively.

During the three months ended June 30, 2017, net interest income increased to $30.4 million compared to $28.4 million in the three months ended June 30, 2016, which was attributable to an increase in interest income, primarily driven by loan growth. Our net interest margin, on a tax-equivalent basis, decreased to 4.19% for the three months ended June 30, 2017 as compared to 4.40% for the three months ended June 30, 2016, due primarily to decreased loan fees, and accretion associated with the acquisition of the NWGB loan portfolio. Noninterest income for the three months ended June 30, 2017 compared to the same period in 2016 decreased by $2.7 million, or 7.0%, due primarily to $2.6 million in securities gain included in the three months ended June 30, 2016.

Noninterest expense also decreased to $49.1 million for the three months ended June 30, 2017 compared to $50.6 million for the three months ended June 30, 2016, reflecting the change to fair value election on MSRs as of January 1, 2017 offset by continued increases in personnel costs associated with our growth.

During the six months ended June 30, 2017, net interest income increased to $60.7 million compared to $54.3 million in the six months ended June 30, 2016, which was attributable to an increase in interest income, primarily driven by loan growth. Our net interest margin, on a tax-equivalent basis, increased to 4.24% as compared to 4.20% for the six months ended June 30, 2017 and 2016, respectively, due to our continued efforts to maintain our cost of funds, loan growth and increased volume in loans held for sale. Noninterest income for the six months ended June 30, 2017 compared to the same period in 2016 decreased by $2.6 million, or 3.8%, primarily due to decreased gains on sale of securities.

Noninterest expense also increased to $95.6 million for the six months ended June 30, 2017 compared to $91.9 million for the six months ended June 30, 2016, reflecting continued increases in personnel costs associated with our growth in addition to increased data processing and advertising costs.

Financial condition

Our total assets increased by 2.1% to $3.35 billion at June 30, 2017 as compared to $3.28 billion at December 31, 2016, due to a $122.2 million increase in loans held for investment to $1.97 billion offset by a decline in loans held for sale of $80.0 million to $427.4 million at June 30, 2017.

We grew total deposits by 2.1% to $2.73 billion as compared to December 31, 2016. Noninterest bearing deposits as a percentage of total deposits was 26.2% at June 30, 2017 compared to 26.1% at December 31, 2016.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See “Part I. Financial Information – Notes to Consolidated Financial Statements – Note (11) – Segment reporting” in this Report.

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

As discussed above, the mortgage retail origination activities within the Banking segment contributed the following to Banking segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Mortgage banking income	$7,118	$7,215	$12,784	$13,359
Noninterest expense	5,368	4,072	10,204	7,930

Banking

Income before taxes decreased by $3.2 million, or 18.7%, in the three months ended June 30, 2017 to $14.1 million as compared to $17.3 million in the three months ended June 30, 2016 due primarily to $2.6 million in securities gains included in the three months ended June 30, 2016. Noninterest expense increased $1.2 million, primarily due to our overall growth and volume.

Income before taxes decreased by $3.3 million, or 10.8%, in the six months ended June 30, 2017 to $27.1 million as compared to $30.4 million in the six months ended June 30, 2016. The decrease reflects a decline of $2.8 million, or 52.5%, in mortgage banking contribution from retail origination activities. Noninterest expense increased $4.3 million, primarily due to our overall growth and volume coupled with an increase in expenses associated with our retail mortgage closing activities.

Mortgage

Income before taxes from the mortgage segment increased $4.1 million in the three months ended June 30, 2017 to $3.7 million as compared to a loss of $0.4 million in the three months ended June 30, 2016 primarily due to increased commitments. Interest rate lock commitment volume increased $693.5 million, or 47.4%, during the three months ended June 30, 2017 due to increased activity in our correspondent channel, which was established during the second quarter of 2016. Noninterest income increased $0.2 million to $23.1 million for the three months ended June 30, 2017 as compared to $22.9 for the three months ended June 30, 2016, driven by the increase in interest rate lock commitment volume in the during the period. On January 1, 2017, fair value accounting was elected on the MSRs; the change in fair value is now included in mortgage banking income and amounted to a $1.8 million charge during the three months ended June 30, 2017. Previous to this change, amortization and impairment of MSRs was included in noninterest expense and amounted to $6.9 million for the three months ended June 30, 2016. This decline in amortization and impairment was partially offset by an increase in other mortgage noninterest expense related to the correspondent channel and increased production overall. Interest rate lock commitments in the pipeline at June 30, 2017 were $546.5 million compared with $727.9 million at June 30, 2016 and $532.9 million at December 31, 2016.

Income before taxes from the mortgage segment increased $3.7 million in the six months ended June 30, 2017 to $5.9 million as compared to $2.2 million in the six months ended June 30, 2016. This increase is primarily attributable to increases in overall interest rate lock commitment volume driven by growth in our correspondent channel. Interest rate lock commitment volume increased $1,072.2 million for the six months ended June 30, 2017 to $3,755.8 million as compared to $2,683.7 million for the six months ended June 30, 2016. Noninterest income increased $1.3 million to $42.5 million for the six months ended June 30, 2017 as compared to $41.3 million for the six months ended June 30, 2016, driven by an increase in mortgage banking income of $1.3 million reflecting the significant increase in volume. This increase was partially offset by a $2.3 million charge related to the change in fair value of the MSRs during the six months ended June 30, 2017. Noninterest expense decreased by a $0.7 million, which included amortization and impairment of MSRs of $9.1 million in the six months ended June 30, 2016. This was partially offset by increased expenses of $8.4 million during the six month ended June 30, 2017 related to increased sales volume amounting to $3,026.5 million in the six months ended June 30, 2017, an increase of 76.2% over the same period in the previous year.

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

Net interest income

Our net interest income is primarily affected by the interest rate environment, and by the volume and the composition of our interest-earning assets and interest-bearing liabilities. We utilize net interest margin, or NIM, which represents net interest income, on a tax-equivalent basis, divided by average interest-earning assets, to track the performance of our investing and lending activities. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from amortization and accretion of discounts on acquired loans. Our interest-earning assets include loans, time deposits in other financial institutions and securities available for sale. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased deposits. Our interest-bearing liabilities include deposits, advances from the FHLB, other borrowings and other liabilities.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Net interest income increased 7.3% to $30.4 million in the three months ended June 30, 2017 compared to $28.4 million in the three months ended June 30, 2016. On a tax-equivalent basis, net interest income increased $2.2 million to $31.2 million in the three months ended June 30, 2017 as compared to $29.0 million in the three months ended June 30, 2016. The increase in tax-equivalent net interest income in the three months ended June 30, 2017 was primarily driven by increased volume and rates on mortgage loans held for sale resulting in a $2.3 million increase in interest income.

Interest income, on a tax-equivalent basis, was $34.0 million for the three months ended June 30, 2017, compared to $31.3 million for the three months ended June 30, 2016, an increase of $2.7 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Loan income on loans held for investment, on a tax-equivalent basis, increased $0.2 million to $25.0 million from $24.8 million for the three months ended June 30, 2016 primarily due to increased loan balances of $206.2 million. The tax-equivalent yield on loans was 5.17%, down 59 basis points from the three months ended June 30, 2016. The decrease in yield was primarily due to decreased accretion associated with specific pay-offs on loans purchased from NWGB, which yielded 0.17% for the three months ended June 30, 2017 compared with 0.36% for the three months ended June 30, 2016, in addition to decreased loan fees and syndicated loan fees, which decreased 27 basis points and 17 basis points, respectively.

The components of our loan yield, a key driver to our NIM for the three months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(dollars in thousands)	Interest income/ expense	Average yield/ rate	Interest income/ expense	Average yield/ rate
Loan yield components:
Contractual interest rate on loans held for investment (1)	$22,553	4.66%	$19,927	4.61%
Origination and other loan fee income	1,534	0.32%	2,536	0.59%
Accretion on purchased loans	848	0.17%	1,555	0.36%
Syndicated fee income	87	0.02%	825	0.19%
Total loan yield	$25,022	5.17%	$24,843	5.75%

(1)	Includes tax equivalent adjustment using combined rate of 39.225%

Accretion on purchased loans contributed 11 and 24 basis points to the NIM for the three months ended June 30, 2017 and 2016, respectively. Additionally, syndicated loan fees contributed 1 and 12 basis points to the NIM for the three months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017, interest income on loans held for sale increased by $2.3 million compared to the three months ended June 30, 2016. The increase resulted from an increase in volume of $1.3 million and an increase in rates of $1.0 million. For the three months ended June 30, 2017, investment income, on a tax-equivalent basis, remained level at $4.3 million for the three months ended June 30, 2017 compared to $4.2 million for the three months ended June 30, 2016. The average balance in the investment portfolio for the three months ended June 30, 2017 was $564.9 million compared to $582.0 million in the three months ended June 30, 2016. The decline in the balance is driven by the use of investment cash flow to fund loan growth and overall asset liability management.

Interest expense was $2.9 million for the three months ended June 30, 2017, an increase of $0.5 million, or 22.8%, as compared to the three months ended June 30, 2016. The increase in interest expense was due primarily to an increase in deposit interest expense driven by overall increased interest rates and growth in deposit volume. Interest expense on deposits was $2.3 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. The cost of total deposits was 0.34% and 0.28% for the three months ended June 30, 2017 and 2016, respectively. The cost of interest-bearing deposits was 0.47% and 0.38% for the same periods. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense to $0.9 and $0.6 million from $0.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, driven by an increase in rate and balances. The rate on money markets was 0.49%, up 18 basis points from the three months ended June 30, 2016. Time deposit interest expense also increased $0.2 million from the three months ended June 30, 2016. The rate on time deposits was 0.62%, up 5 basis points from the three months ended June 30, 2016. This increase is due to a restructuring of our IRA savings products to a time deposit product during the second quarter of 2016. Time deposit balances increased $80.2 million to $390.9 million from $310.7 million during the three months ended June 30, 2017. Interest expense on borrowings was $0.5 and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, while the cost of total borrowings was 2.16% and 2.13% for the three months ended June 30, 2017 and 2016, respectively. For more information about our subordinated debentures which were partially paid off during the third quarter of 2016, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Our net interest margin, on a tax-equivalent basis, decreased to 4.19% during the three months ended June 30, 2017 from 4.40% in the three months ended June 30, 2016, primarily as a result of decrease in loan yield driven by decreased accretion on loans purchased from NWGB and syndication fees.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2017			2016
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$1,942,667	$25,022	5.17%	$1,736,493	$24,843	5.75%
Loans held for sale	390,596	4,369	4.49%	276,943	2,099	3.05%
Securities:
Taxable	442,309	2,589	2.35%	499,617	2,849	2.29%
Tax-exempt(4)	122,553	1,758	5.75%	82,368	1,390	6.79%
Total Securities(4)	564,862	4,347	3.09%	581,985	4,239	2.93%
Federal funds sold	8,456	23	1.09%	10,745	16	0.60%
Interest-bearing deposits with other financial institutions	68,460	158	0.93%	46,594	26	0.22%
FHLB stock	7,743	90	4.66%	6,528	66	4.07%
Total interest earning assets(4)	2,982,784	34,009	4.57%	2,659,288	31,289	4.73%
Noninterest Earning Assets:
Cash and due from banks	50,004			46,646
Allowance for loan losses	(22,813)			(24,625)
Other assets(3)	214,808			218,766
Total noninterest earning assets	241,999			240,787
Total assets	$3,224,783			$2,900,075
Interest-bearing liabilities:
Interest bearing deposits:
Time deposits	$390,912	$604	0.62%	$310,744	$441	0.57%
Money market	723,020	889	0.49%	585,947	446	0.31%
Negotiable order of withdrawals	711,099	759	0.43%	717,590	687	0.39%
Savings deposits	143,357	55	0.15%	220,639	156	0.28%
Total interest bearing deposits	1,968,388	2,307	0.47%	1,834,920	1,730	0.38%
Other interest-bearing liabilities:
FHLB advances	52,569	192	1.46%	36,773	135	1.48%
Other borrowings	17,315	12	0.28%	34,041	23	0.27%
Long-term debt	30,930	340	4.41%	41,005	434	4.26%
Total other interest-bearing liabilities	100,814	544	2.16%	111,819	592	2.13%
Total Interest-bearing liabilities	2,069,202	2,851	0.55%	1,946,739	2,322	0.48%
Noninterest bearing liabilities:
Demand deposits	724,419			668,295
Other liabilities	32,357			25,251
Total noninterest-bearing liabilities	756,776			693,546
Total liabilities	2,825,978			2,640,285
Shareholders' equity	398,805			259,790
Total liabilities and shareholders' equity	$3,224,783			$2,900,075
Net interest income (tax-equivalent basis)		$31,158			$28,967
Interest rate spread (tax-equivalent basis)			4.10%			4.36%
Net interest margin (tax-equivalent basis)(5)			4.19%			4.40%
Average interest-earning assets to average interesting-bearing liabilities			144.2%			136.6%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $1.5 million and $2.5 million, accretion of $0.8 million and $1.6 million, and syndication fee income of $0.1 million and $0.8 million are included in interest income in the three months ended June 30, 2017 and 2016, respectively.

(3)	Includes investments in premises and equipment, foreclosed assets, interest receivable, MSRs, deposit base intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.7 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.

(5)	The net interest margin is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net interest income increased 11.7% to $60.7 million in the six months ended June 30, 2017 compared to $54.3 million in the six months ended June 30, 2016. On a tax-equivalent basis, net interest income increased $6.7 million to $62.1 million in the six months ended June 30, 2017 as compared to $55.4 million in the six months ended June 30, 2016. The increase in tax-equivalent net interest income in the six months ended June 30, 2017 was primarily driven by higher balances in loans held for investment and increased volume and rates on loans held for sale.

Interest income, on a tax-equivalent basis, was $67.6 million for the six months ended June 30, 2017, compared to $60.0 million for the six months ended June 30, 2016, an increase of $7.6 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan portfolio and loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Loan income, on a tax-equivalent basis, increased $2.9 million to $50.0 million from $47.1 million for the six months ended June 30, 2016 primarily due to increased average loan balances of $186.0 million in addition to increased average loans held for sale balances of $122.1 million. The tax-equivalent yield on loans was 5.29%, down 22 basis points from the six months ended June 30, 2016. The decrease in yield was primarily due to decreased accretion on loans purchased from NWGB, which yielded 0.21% in the six months ended June 30, 2017 compared with 0.28% in the six months ended June 30, 2016, in addition to decreased loan fees which yielded 0.36% for the six months ended June 30, 2017 compared with 0.46% for the six months ended June 30, 2016.

The components of our loan yield, a key driver to our NIM for the six months ended June 30, 2017 and 2016, were as follows:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(dollars in thousands)	Interest income/ expense	Average yield/ rate	Interest income/ expense	Average yield/ rate
Loan yield components:
Contractual interest rate on loans held for investment (1)	$44,191	4.67%	$40,043	4.68%
Origination and other loan fee income	3,384	0.36%	3,899	0.46%
Accretion on purchased loans	2,008	0.21%	2,381	0.28%
Syndicated loan fee income	440	0.05%	825	0.10%
Total loan yield	$50,023	5.29%	$47,148	5.51%

(1)	Includes tax equivalent adjustment

Accretion on purchased loans contributed 14 and 18 basis points to the NIM for the six months ended June 30, 2017 and 2016, respectively. Additionally, syndicated loan fees contributed 3 and 6 basis points to the NIM for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017, interest income on loans held for sale increased $4.3 million to $8.4 million compared to the six months ended June 30, 2016. This resulted from an increase in rates of $1.6 million and growth in volume of $2.7 million. For the six months ended June 30, 2017, investment income, on a tax-equivalent basis, increased slightly to $8.6 million compared to $8.4 million for the six months ended June 30, 2016. The average balance in the investment portfolio in the six months ended June 30, 2017 was $569.5 million compared to $592.5 million in the six months ended June 30, 2016. The decline in the balance is driven by the use of investment cash flow to fund loan growth.

Interest expense was $5.5 million for the six months ended June 30, 2017, an increase of $0.9 million, or 18.8%, as compared to the six months ended June 30, 2016. The increase in interest expense was due primarily to an increase in deposit interest expense due to growth in deposits. Interest expense on deposits was $4.4 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. The cost of total deposits was 0.33% and 0.28% for the six months ended June 30, 2017 and 2016, respectively. The cost of interest-bearing deposits was 0.45% and 0.38% for the same periods, respectively. The primary driver for the increase in total interest expense is the increase in money market interest expense to $1.7 million from $1.0 million for the six months ended June 30, 2017 and 2016, respectively, driven by an increase in rates and balances. The rate on money markets was 0.46%, up 11 basis points from six months ended June 30, 2016. Time deposit interest expense also increased $0.4 million to $1.2 million from the six months ended June 30, 2016, also as a result of an increase in rates and balances. The rate on time deposits was 0.61%, up 12 basis points from the six months ended June 30, 2016. Average time deposit balances increased $60.1 million to $390.6 million from $330.5 million during the six months ended June 30, 2017. The increase in time deposits from June 30, 2016 is a result of restructuring an IRA savings product to a time deposit product at the end of the second quarter of 2016, the average balance of which was $75.7 million.  Interest expense on borrowings was $1.1 and $1.1 million for the six months ended June 30, 2017 and 2016, respectively, while the cost of total borrowings was 2.04% and 1.57% for the six months ended June 30, 2017 and 2016, respectively.

Our net interest margin, on a tax-equivalent basis, increased to 4.24% during the six months ended June 30, 2017 from 4.20% in the six months ended June 30, 2016, primarily as a result of our increase in yield on loans held for sale while relatively maintaining our low cost of funds.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2017			2016
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$1,906,510	$50,023	5.29%	$1,720,545	$47,148	5.51%
Loans held for sale	386,288	8,415	4.39%	264,166	4,153	3.16%
Securities:
Taxable	449,432	5,156	2.31%	513,516	5,870	2.30%
Tax-exempt(4)	120,098	3,469	5.82%	78,998	2,550	6.49%
Total Securities(4)	569,530	8,625	3.05%	592,514	8,420	2.86%
Federal funds sold	11,375	50	0.89%	12,905	31	0.48%
Interest-bearing deposits with other financial institutions	75,680	329	0.88%	57,432	149	0.52%
FHLB stock	7,743	168	4.38%	6,528	132	4.07%
Total interest earning assets(4)	2,957,126	67,610	4.61%	2,654,090	60,033	4.55%
Noninterest Earning Assets:
Cash and due from banks	50,805			47,900
Allowance for loan losses	(22,387)			(24,590)
Other assets(3)	213,067			215,472
Total noninterest earning assets	241,485			238,782
Total assets	$3,198,611			$2,892,872
Interest-bearing liabilities:
Interest bearing deposits:
Time deposits	$390,564	$1,187	0.61%	$330,455	$803	0.49%
Money market	726,458	1,674	0.46%	571,022	980	0.35%
Negotiable order of withdrawals	715,006	1,454	0.41%	718,705	1,330	0.37%
Savings deposits	140,011	106	0.15%	202,779	376	0.37%
Total interest bearing deposits	1,972,039	4,421	0.45%	1,822,961	3,489	0.38%
Other interest-bearing liabilities:
FHLB advances	56,547	383	1.37%	15,183	259	3.43%
Other borrowings	18,096	22	0.25%	88,403	46	0.10%
Long-term debt	30,930	663	4.32%	41,005	827	4.06%
Total other interest-bearing liabilities	105,573	1,068	2.04%	144,591	1,132	1.57%
Total Interest-bearing liabilities	2,077,612	5,489	0.53%	1,967,552	4,621	0.47%
Noninterest bearing liabilities:
Demand deposits	716,560			641,538
Other liabilities	38,265			28,637
Total noninterest-bearing liabilities	754,825			670,175
Total liabilities	2,832,437			2,637,727
Shareholders' equity	366,174			255,145
Total liabilities and shareholders' equity	$3,198,611			$2,892,872
Net interest income (tax-equivalent basis)		$62,121			$55,412
Interest rate spread (tax-equivalent basis)			4.16%			4.16%
Net interest margin (tax-equivalent basis)(5)			4.24%			4.20%
Average interest-earning assets to average interesting-bearing liabilities			142.33%			134.89%
(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $3.4 million and $3.9 million and accretion of $2.0 million and $2.4 million, and syndication fee income of $0.4 million and $0.8 million are included in interest income in the six months ended June 30, 2017 and 2016 respectively.

(3)	Includes investments in premises and equipment, foreclosed assets, interest receivable, MSRs, deposit base intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.4 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

(5)	The net interest margin is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three and six months ended June 30, 2017 and 2016. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 due to changes in
(in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$2,656	$(2,477)	$179
Loans held for sale	1,271	999	2,270
Securities available for sale and other securities:
Taxable	(335)	75	(260)
Tax Exempt(2)	576	(208)	368
Federal funds sold and balances at Federal Reserve Bank	(6)	13	7
Time deposits in other financial institutions	50	82	132
FHLB stock	14	10	24
Total interest income(2)	4,226	(1,506)	2,720
Interest-bearing liabilities:
Time deposits	124	39	163
Money market	169	274	443
Negotiable order of withdrawal accounts	(7)	79	72
Savings deposits	(30)	(71)	(101)
FHLB advances	58	(1)	57
Other borrowings	(12)	1	(11)
Long-term debt	(111)	17	(94)
Total interest expense	191	338	529
Change in net interest income(2)	$4,035	$(1,844)	$2,191

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $1.5 million and $2.5 million, accretion of $0.8 million and $1.6 million, and syndication fee income of $ 0.1 million and $ 0.8 million are included in interest income in the three months ended June 30, 2017 and 2016, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $2.4 million increase in loans and loans held for sale interest income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was the primary driver of the $2.2 million increase in net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $206.2 million, or 11.9%, to $1.9 billion as of June 30, 2017, as compared to $1.7 billion as of June 30, 2016, which was in turn driven by loan growth in our metropolitan markets. The increase in interest income on loans held for sale of $2.3 million was driven by an increase in average balances of $113.7 million, which was the result of an increase in rates and volume, including the addition of a correspondent delivery channel in 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six months ended June 30, 2017 compared to six months ended June 30, 2016 due to changes in
(dollars in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$4,879	$(2,004)	$2,875
Loans held for sale	2,660	1,602	4,262
Securities available for sale and other securities:
Taxable	(735)	21	(714)
Tax Exempt(2)	1,187	(268)	919
Federal funds sold and balances at Federal Reserve Bank	(7)	26	19
Time deposits in other financial institutions	79	101	180
FHLB stock	26	10	36
Total interest income(2)	8,089	(512)	7,577
Interest-bearing liabilities:
Time deposits	183	201	384
Money market	358	336	694
Negotiable order of withdrawal accounts	(8)	132	124
Savings deposits	(48)	(222)	(270)
FHLB advances	280	(156)	124
Other borrowings	(85)	61	(24)
Long-term debt	(216)	52	(164)
Total interest expense	464	404	868
Change in net interest income(2)	$7,625	$(916)	$6,709

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $3.4 million and $3.9 million and accretion of $2.0 million and $2.4 million and syndication fee income of $0.4 million and $0.8 million are included in interest income in the six months ended June 30, 2017 and 2016, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $7.1 million increase in loan and loans held for sale interest income during the six months ended June 30, 2017 compared to June 30, 2016 was the primary driver of the $6.7 million increase in net interest income. The increase in loan interest income was driven by an increase in average loans of $186.0 million, or 10.8%, to $1.9 billion as of June 30, 2017, as compared to $1.7 billion as of June 30, 2016, which was in turn driven by loan growth in our metropolitan markets. The increase in average loans held for sale of $122.1 million was the result of increased volume primarily attributable to expansion in our correspondent delivery channel.

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

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Our provision for loan losses for the three months ended June 30, 2017 was a reversal of $0.9 million as compared to a reversal of $0.8 million for the three months ended June 30, 2016, reflecting continued improving asset quality.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our provision for loan losses for the six months ended June 30, 2017 was a reversal of $1.1 million as compared to a reversal of $0.8 million for the six months ended June 30, 2016, reflecting a large single recovery during the six months ended June 30, 2017 combined with a stable operating environment and consistent credit quality throughout the six months ended June 30, 2017.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, securities gains and all other noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Mortgage banking income	$30,239	$30,133	$55,319	$54,636
Service charges on deposit accounts	1,796	2,276	3,562	4,259
ATM and interchange	2,085	1,907	4,132	3,942
Investment services income	903	958	1,717	1,651
Gain on sale of securities	29	2,591	30	3,991
Net gain (loss) on sales or write-downs of foreclosed assets	23	(131)	771	(142)
Other	582	622	1,213	1,054
Total noninterest income	$35,657	$38,356	$66,744	$69,391

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Noninterest income was $35.7 million for the three months ended June 30, 2017, a decrease of $2.7 million, or 7.0%, as compared to $38.4 million for the three months ended June 30, 2016. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 4.4% in the three months ended June 30, 2017 as compared to 5.0% in the three months ended June 30, 2016.

Mortgage banking income primarily includes origination fees on mortgage loans, gains and losses on the sale of mortgage loans, change in fair value on derivatives, fees from wholesale and third party origination services provided to community banks and mortgage companies, changes in fair value of MSRs and mortgage servicing fees. Mortgage banking income was $30.2 million and $30.1 million for the three months ended June 30, 2017 and 2016, respectively.

During the second quarter of 2017, the Bank’s mortgage operations had closings of $1,598.0 million which generated $30.2 million in gains and related fair value charges included in mortgage banking revenue. This compares to $1,012.4 million and $30.1 million for the three months ended June 30, 2016, respectively. During the fourth quarter of 2016, mortgage rates began to increase above prevailing rates during the first three quarters of 2016. This increase in rates has caused the level of interest lock commitments in the pipeline to decline to approximately $546.5 million at June 30, 2017 from $727.9 million at June 30, 2016 while increasing slightly from $532.9 million at December 31, 2016. Increased gains on sale were driven by an increase in interest rate lock volume of $693.5 million, or 47.4%, to $2,157.6 million for the three months ended June 30, 2017 from the three months ended June 30, 2016, due in large part to the growth in correspondent delivery channel, which was established late in the second quarter of 2016. With the increasing rates and a change in the mix of sales volume, including a lower contribution from the newly established correspondent origination channel, the Company is currently seeing a decline in mortgage sales margins from the same period in the previous year. Income from mortgage servicing was $2.7 million and $2.7 for the three months ended June 30, 2017 and 2016 offset by a decline in fair value on MSRs by $1.8 million. The fair value adjustment in the three months ended June 30, 2017 was the result of our change in accounting policy to elect fair value on MSRs as of January 1, 2017. As such, there is no such fair value adjustment reflected in mortgage banking income for the three months ended June 30, 2016.

The components of mortgage banking income for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
(in thousands)	2017	2016
Mortgage banking income:
Origination and sales of mortgage loans	$23,920	$22,867
Net change in fair value of loans held for sale and derivatives	5,412	4,611
Change in fair value on MSRs	(1,840)	—
Mortgage servicing income	2,747	2,655
Total mortgage banking income	$30,239	$30,133

Closing volume	$1,597,946	$1,012,368
Interest rate lock commitment volume	$2,157,589	$1,464,086
Outstanding principal balance of mortgage loans serviced	$4,245,457	$4,023,151

Mortgage banking income attributable to our Banking segment was $7.1 million and $7.2 million for the three months ended June 30, 2017 and 2016, respectively, and mortgage banking income attributable to our Mortgage segment was $23.1 million and $22.9 million for the three months ended June 30, 2017 and 2016, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $1.8 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased by $0.2 million to $2.1 million during the three months ended June 30, 2017 from $1.9 million for the three months ended June 30, 2016.

Gains on sales of securities for the three months ended June 30, 2017 was $29 thousand compared to gains on sales of securities for the three months ended June 30, 2016 of $2.6 million.  The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management.

Net gain on sales or write-downs of foreclosed assets for the three months ended June 30, 2017 was $23 thousand compared to a net loss of $131 thousand for the three months ended June 30, 2016. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the three months ended June 30, 2017 remained flat at $0.6 million as compared to $0.6 million for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Noninterest income was $66.7 million for the six months ended June 30, 2017, a decrease of $2.6 million, or 3.8%, as compared to $69.4 million for the six months ended June 30, 2016. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 4.2% in the six months ended June 30, 2017 as compared to 4.5% in the six months ended June 30, 2016.

Mortgage banking income was $55.3 million and $54.6 million for the six months ended June 30, 2017 and 2016, respectively. Closings of mortgage loans totaled $2,944.5 million for the six months ended June 30, 2017 as compared to $1,762.1 million for the six months ended June 30, 2016. Increased gains on sale were driven by an increase in interest rate lock commitment volume of $1,072.2 million, or 40.0%, to $3,755.8 million for the six months ended June 30, 2017 from the six months ended June 30, 2016 due in large part to growth in the correspondent delivery channel. The increase in closings of mortgage loans to be sold is due to increased overall volume as well as the expansion of the correspondent delivery channel established late in the second quarter of 2016. Income from mortgage servicing was $5.5 million for the six months ended June 30, 2017 compared with $4.7 million for the same period in 2016. Income for 2017 was partially offset by a $2.3 million charge related to changes in fair value of MSRs.

The components of mortgage banking income for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Mortgage banking income:
Origination and sales of mortgage loans	$51,497	$39,477
Net change in fair value of loans held for sale and derivatives	$668	$10,508
Change in fair value on MSRs	(2,341)	—
Mortgage servicing income	5,495	4,651
Total mortgage banking income	$55,319	$54,636

Closing volume	$2,944,481	$1,762,143
Interest rate lock commitment volume	$3,755,819	$2,683,659
Outstanding principal balance of mortgage loans serviced	$4,245,457	$4,023,151

Mortgage banking income attributable to our Banking segment was $12.8 million and $13.4 million for the six months ended June 30, 2017 and 2016, respectively, and mortgage banking income attributable to our Mortgage segment was $42.5 million and $41.3 million for the six months ended June 30, 2017 and 2016, respectively.

Service charges on deposit accounts were $3.6 million, a decrease of $0.7 million, or 16.4%, for the six months ended June 30, 2017, compared to $4.3 million for the six months ended June 30, 2016. The decrease in service charges on deposit accounts in the six months ended June 30, 2017 was primarily the result of policy changes related to nonsufficient fund fees and overdraft charges.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 4.8% to $4.1 million during the six months ended June 30, 2017 as compared to $3.9 million for the six months ended June 30, 2016 as a result of increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions.

Gains on sales of securities for the six months ended June 30, 2017 were $30 thousand, resulting from the sale of approximately $12.2 million in securities, compared to gains on sales of securities for the six months ended June 30, 2016 of $4.0 million, resulting from the sale of approximately $269.0 million in securities. The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth.

Net gain on sales or write-downs of foreclosed assets for the six months ended June 30, 2017 was $0.8 million compared to a net loss of $142 thousand for the six months ended June 30, 2016. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the six months ended June 30, 2017 was $1.2 million as compared to other noninterest income of $1.1 million for the six months ended June 30, 2016. This $0.2 million increase in other noninterest income was due to increased miscellaneous income items associated with our overall growth.

Noninterest expense

Our noninterest expense includes salaries and employee benefits expense, occupancy expense, legal and professional fees, data processing expense, regulatory fees and deposit insurance assessments, advertising and promotion and foreclosed asset expense, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Salaries and employee benefits	$30,783	$26,688	$59,789	$50,476
Occupancy and fixed asset expense	3,307	3,226	6,416	6,396
Legal and professional fees	1,033	856	2,461	1,888
Data processing expense	1,460	669	2,961	1,397
Merger and conversion expenses	767	1,540	1,254	2,146
Amortization of core deposit intangible	123	527	515	1,079
Amortization of mortgage servicing rights	—	1,968	—	3,425
Impairment of mortgage servicing rights	—	4,914	—	5,687
Loss on sale of mortgage servicing rights	249	—	249	—
Regulatory fees and deposit insurance assessments	494	529	929	1,016
Foreclosed assets expense	190	177	434	422
Software license and maintenance fees	364	1,349	821	1,858
Advertising	3,343	3,601	6,275	5,851
Other	7,023	4,551	13,449	10,301
Total noninterest expense	$49,136	$50,595	95,553	$91,942

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Noninterest expense decreased by $1.5 million during the three months ended June 30, 2017 to $49.1 million as compared to $50.6 million in the three months ended June 30, 2016. This decrease resulted primarily from the change to fair value accounting on MSRs at January 1, 2017 partially offset by higher salaries and employee benefits expenses and increased costs associated with our growth.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 62.6% and 52.7% of total noninterest expense in the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, salaries and employee benefits expense increased $4.1 million, or 15.3%, to $30.8 million as compared to $26.7 million for the three months ended June 30, 2016. The increase in the three months ended June 30, 2017 was primarily due to a $3.0 million increase in mortgage banking salaries and benefits resulted from the 57.8% increase in mortgage loan interest rate lock commitment volume compared with the three months ended June 30, 2016 and expansion in our correspondent channel.

The overall increase also reflects $0.7 million accrued for equity compensation grants during the three months ended June 30, 2017 that were made in conjunction with the initial public offering to all full-time associates. Salaries and employee benefits expense also includes amounts earned under our management incentive plans that (prior to the IPO) were based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Aggregate expenses recognized under these plans totaled $0.6 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively.

Occupancy and fixed asset expense in the three months ended June 30, 2017 was $3.3 million, relatively flat compared to $3.2 million for the three months ended June 30, 2016.

Legal and professional fees increased slightly to $1.0 million for the three months ended June 30, 2017 as compared to $0.9 million for the three months ended June 30, 2016. The increase in legal and professional fees is attributable to increased costs associated with being a publicly traded company.

Merger and conversion expenses related to the merger with the Clayton Banks that closed on July 31, 2017 were $0.8 million for the three months ended June 30, 2017 as compared to $1.5 million related to the acquisition of NWGB for the three months ended June 30, 2016. We expect to incur approximately $10.0 million in merger and conversion costs through 2017 associated with our merger with the Clayton Banks in addition to $10.0 million in community investments across the related markets.

Data processing costs increased $0.8 million to $1.5 million for the three months ended June 30, 2017 from $0.7 million for the three months ended June 30, 2016. The increase for the three months ended June 30, 2017 was attributable to our growth and volume of transaction processing in addition to the change of our core processor from Cardinal to Jack Henry Silverlake in the second quarter of 2016.

Amortization of intangible assets totaled $0.1 million for the three months ended June 30, 2017 compared to $0.5 million for the three months ended June 30, 2016. The decrease is due to one core deposit intangible becoming fully amortized in the first quarter of 2017. The remaining amortization relates to the core deposit intangible asset from NWGB, which is being amortized over its useful life. As of June 30, 2017, this intangible asset has a remaining estimated useful life of approximately 9 years.

MSRs are recognized as a separate asset on the date the corresponding mortgage loan is sold. Prior to January 1, 2017, MSRs were amortized in proportion to and over the period of estimated net servicing income. The amortization of MSRs was determined using the level yield method based on the expected life of the loan and these servicing rights were carried at the lower of amortized cost or fair value. As of January 1, 2017, we elected to transition our accounting policy to carry MSRs at fair value as permitted under ASC-860-50-35, Transfers and Servicing, which positions us to hedge our MSR portfolio. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs and other factors. MSRs were carried at fair value at June 30, 2017 and amortized cost less impairment at June 30, 2016.  Therefore, there was no amortization expense or impairment losses for the three months ended June 30, 2017 as fair value changes under fair value accounting are included in noninterest income as mortgage banking income. Amortization expense amounted to $2.0 million for the three months ended June 30, 2016. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on MSRs of $4.9 million were recognized in earnings in the three months ended June 30, 2016.

Regulatory fees and deposit insurance assessments were $0.5 million for three months ended June 30, 2017, flat compared with the three months ended June 30, 2016.

Expenses related to foreclosed assets for the three months ended June 30, 2017 were $190 thousand, which was relatively flat compared to $177 thousand for the three months ended June 30, 2016. Sales of real estate amounting to $0.7 million and $2.1 million was the primary driver for the expense during the three months ended June 30, 2017 and 2016, respectively.

Software license and maintenance fees for the three months ended June 30, 2017 were $0.4 million, a decrease of 73.0% from $1.3 million for the three months ended June 30, 2016. This decrease is related to our core system conversion to Jack Henry Silverlake completed during the three months ended June 30, 2016.

Advertising costs for the three months ended June 30, 2017 were $3.3 million, a decrease of $0.3 million compared to $3.6 million for the three months ended June 30, 2016. This decrease was largely attributable to communications surrounding our second quarter 2016 conversion to Jack Henry Silverlake.

Other noninterest expense for three months ended June 30, 2017 was $7.0 million, an increase of $2.5 million from the three months ended June 30, 2016, reflecting an increase of various expenses in mortgage servicing and other mortgage banking activities and expenses associated with our overall growth.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Noninterest expense increased by $3.6 million during the six months ended June 30, 2017 to $95.6 million as compared to $91.9 million in the six months ended June 30, 2016. This increase resulted primarily from higher salaries and employee benefits expenses offset by impairment and amortization of MSRs in addition to increased costs associated with our growth.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 62.6% and 54.9% of total noninterest expense in the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, salaries and employee benefits expense increased $9.3 million, or 18.5%, to $59.8 million as compared to $50.5 million for the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 was primarily due to the $6.9 million increase in mortgage banking salaries and benefits resulting from the increase in mortgage loan interest rate lock commitment volume and expansion in our correspondent delivery channel.

The overall increase also reflects $1.4 million accrued for equity compensation grants during the six months ended June 30, 2017 that were made in conjunction with our initial public offering to all full-time associates. Salaries and employee benefits expense includes amounts earned under our three management incentive plans (prior to the IPO) that were based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Aggregate salaries and employee benefits expense recognized under these incentive plans totaled $1.4 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

Occupancy and fixed asset expense in the six months ended June 30, 2017 was $6.4 million, flat compared with the six months ended June 30, 2016.

Legal and professional fees were $2.5 million for the six months ended June 30, 2017 as compared to $1.9 million for the six months ended June 30, 2016. The increase in legal and professional fees is attributable to additional professional services related to our growth and volume of business.

Merger and conversion expenses related to the acquisition of Clayton Banks that closed on July 31, 2017 were $1.3 million for the six months ended June 30, 2017 as compared to $2.1 million related to the acquisition and core system conversion of NWGB for the six months ended June 30, 2016.

Data processing costs increased $1.6 million to $3.0 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016. The increase for the six months ended June 30, 2017 was attributable to our growth and volume of transaction processing in addition to the change of our core processor from Cardinal to Jack Henry Silverlake in the second quarter of 2016.

Amortization of intangible assets totaled $0.5 million for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016. The decrease is due to one of the intangibles becoming fully amortized during the first quarter of 2017. The remaining amortization relates to the core deposit intangible asset, which is being amortized over its remaining useful life.

MSRs were carried at fair value at June 30, 2017 and at amortized cost less impairment at June 30, 2016.  Therefore, there was no amortization expense or impairment losses for the six months ended June 30, 2017 and amortization and impairment expense amounted to $3.4 million and $5.7 million, respectively, for the six months ended June 30, 2016.

Regulatory fees and deposit insurance assessments were relatively flat, amounting to $0.9 million for the six months ended June 30, 2017 compared with $1.0 million for the same period in 2016.

Expenses related to foreclosed assets for the six months ended June 30, 2017 were $0.4 million for the six months ended June 30, 2017 and 2016. Legal fees related to foreclosed real estate sold is the primary driver for the expense.

Software license and maintenance fees for the six months ended June 30, 2017 were $0.8 million, a decrease of $1.0 million compared to $1.9 million for the six months ended June 30, 2016. This decrease is due to costs associated with the conversion of our core system to Jack Henry Silverlake during the second quarter of 2016.

Advertising costs for the six months ended June 30, 2017 were $6.3 million, an increase of $0.4 million compared to $5.9 million for the six months ended June 30, 2016. This increase was largely driven by the mortgage segment.

Other noninterest expense for six months ended June 30, 2017 was $13.4 million, an increase of $3.1 million from the six months ended June 30, 2016, reflecting an increase of various expenses in mortgage banking activities and our overall growth.

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

Our efficiency ratio was 74.35% and 75.84% and 74.99% and 74.33% for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016, respectively. Our adjusted efficiently ratio, on a tax-equivalent basis, was 70.18% and 67.92% and 71.66% and 69.55% for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2017	2016	2016
Return on average total assets	1.40%	2.19%	1.32%	2.11%	1.35%
Return on average shareholders' equity	11.30%	24.42%	11.56%	23.94%	14.68%
Dividend payout ratio	—	27.26%	—	30.62%	170.73%
Average shareholders’ equity to average assets	12.37%	8.96%	11.45%	8.82%	9.22%

Income tax

Income tax expense was $6.6 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $12.0 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase over the prior year is due to our conversion to a C Corporation.  From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 30, 2016. We terminated our status as an S corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income in the third quarter of 2016 and fiscal year and each interim period commencing on or after September 16, 2016 and each such period will reflect a provision for federal income taxes. See “Pro forma income tax expense and net income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation for the full periods.

Pro forma income tax expense and net income

We have determined that had we been taxed as a C Corporation and paid U.S. federal income tax for the three and six months ended June 30, 2016, our combined effective income tax rate would have been 37.45% and 37.39%, respectively. This pro forma effective rate reflects a U.S. federal income tax rate of 35.00% on corporate income and the fact that a portion of our net income in each of these periods was derived from nontaxable investment income and other nondeductible expenses. Our net income for the three months ended June 30, 2017 and 2016 was $11.2 million and $15.8 million, respectively, and our tax-equivalent net interest income for the same periods was $31.2 million and $29.0 million, respectively. For the six months ended June 30, 2016 our net income was $21.0 million and $30.4 million, respectively, and our tax-equivalent net interest income for the same periods was $62.1 million and $55.4 million, respectively. Had we been subject to U.S. federal income tax during the three months ended June 30, 2016, on a pro forma basis, our provision for combined federal and state income tax would have been $6.3 million and our pro forma net income (after U.S. federal income tax) would have been $10.6 million, respectively. Had we been subject to the U.S. federal income tax during the six months ended June 30, 2016, on a pro forma basis, our provision for combined federal and state income tax would have been $12.2 million and our pro form net income would have been $20.4 million, respectively.

Financial condition

The following discussion of our financial condition compares the six months ended June 30, 2017 with the year ended December 31, 2016.

Total assets

Our total assets were $3.35 billion at June 30, 2017.  This compares to total assets of $3.28 billion as of December 31, 2016. The increase in total assets is primarily attributable to an increase of $122.2 million in loans held for investment balances, driven by strong demand for our loan products in our markets and the success of our growth initiatives.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 58.9% and 56.4% of our total assets as of June 30, 2017 and December 31, 2016, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Purchased loans”).  At June 30, 2017 and December 31, 2016, loans held for investment included approximately $32.1 million and $29.7 million, respectively, related to Purchased loans.  Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.  At June 30, 2017 and December 31, 2016, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $122.2 million, or 6.6%, to $1.97 billion as of June 30, 2017 as compared to $1.85 billion as of December 31, 2016. Our loan growth during the six months ended June 30, 2017 has been comprised of increases of $37.5 million, or 9.7%, in commercial and industrial, $36.8 million, or 15.0%, in construction loans, $14.1 million, or 4.0%, in owner occupied commercial real estate, $5.4 million, or 2.0%, in non-owner occupied commercial real estate, $20.7 million, or 4.0%, in residential real estate and $7.7 million, or 10.4%, in consumer and other, respectively. The increase in loans during the six months ended June 30, 2017 is attributable to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$423,704	21%	$386,233	21%
Construction	282,727	14%	245,905	13%
Residential real estate:
1-to-4 family	307,152	16%	294,924	16%
Line of credit	177,783	9%	177,190	10%
Multi-family	52,810	3%	44,977	2%
Commercial real estate:
Owner-Occupied	371,462	19%	357,346	19%
Non-Owner Occupied	273,285	14%	267,902	15%
Consumer and other	82,051	4%	74,307	4%
Total loans	$1,970,974	100%	$1,848,784	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2017 and December 31, 2016, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Loan categories

The principal categories of our loan held for investment portfolio are discussed below:

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of June 30, 2017, our commercial and industrial loans comprised of $423.7 million, or 21% of loans, compared to $386.2 million, or 21%, of loans as of December 31, 2016.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of June 30, 2017, our owner occupied commercial real estate loans comprised $371.5 million, or 19% of loans, compared to $357.3 million, or 19%, of loans as of December 31, 2016.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, retail centers, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of June 30, 2017, our non-owner occupied commercial real estate loans comprised $273.3 million, or 14% of loans, compared to $267.9 million, or 15%, of loans as of December 31, 2016.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of June 30, 2017, our residential real estate mortgage loans comprised $307.2 million, or 16% of loans, compared to $294.9 million, or 16%, of loans as of December 31, 2016.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of June 30, 2017 comprised $177.8 million, or 9% of loans, compared to $177.2 million, or 10%, of loans as of December 31, 2016. Of these, approximately $84.7 million and $81.3 million were secured by first liens as of June 30, 2017 and December 31, 2017, respectively.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of June 30, 2017, comprised $52.8 million, or 3% of loans, compared to $45.0 million, or 2%, of loans as of December 31, 2016.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of June 30, 2017, our construction loans comprised $282.7 million, or 14% of loans, compared to $245.9 million, or 13%, of loans as of December 31, 2016.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As June 30, 2017, our consumer and other loans comprised $82.1 million, or 4% of loans, compared to $74.3 million, or 4%, of loans as of December 31, 2016.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of June 30, 2017 and December 31, 2016. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of June 30, 2017
Commercial	$194,997	$179,188	$49,519	$423,704
Commercial real estate:
Owner occupied	72,943	241,013	57,506	371,462
Non-owner occupied	61,607	151,100	60,578	273,285
Residential real estate:
1-to-4 family	35,203	130,745	141,204	307,152
Line of credit	17,105	35,049	125,629	177,783
Multi-family	1,675	42,104	9,031	52,810
Construction	167,701	87,917	27,109	282,727
Consumer and other	36,979	32,567	12,505	82,051
Total	$588,210	$899,683	$483,081	$1,970,974

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2016
Commercial	$158,621	$172,112	$55,500	$386,233
Commercial real estate:
Owner occupied	69,642	230,289	57,415	357,346
Non-owner occupied	55,611	161,341	50,950	267,902
Residential real estate:
1-to-4 family	44,631	115,783	134,510	294,924
Line of credit	15,614	39,232	122,344	177,190
Multi-family	4,089	39,938	950	44,977
Construction	146,447	79,108	20,350	245,905
Consumer and other	30,174	31,436	12,697	74,307
Total	$524,829	$869,239	$454,716	$1,848,784

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of June 30, 2017 and December 31, 2016:

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2017
Commercial	$120,017	$108,690	$228,707
Commercial real estate:
Owner occupied	211,087	87,432	298,519
Non-owner occupied	118,386	93,292	211,678
Residential real estate:
1-to-4 family	234,918	37,031	271,949
Line of credit	640	160,038	160,678
Multi-family	46,571	4,564	51,135
Construction	21,337	93,689	115,026
Consumer and other	43,057	2,015	45,072
Total	$796,013	$586,751	$1,382,764
	57.57%	42.43%	100.00%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
Commercial	$117,960	$109,652	$227,612
Commercial real estate:
Owner occupied	195,188	92,516	287,704
Non-owner occupied	125,784	86,507	212,291
Residential real estate:
1-to-4 family	210,820	39,473	250,293
Line of credit	686	160,890	161,576
Multi-family	39,504	1,384	40,888
Construction	32,585	66,873	99,458
Consumer and other	41,921	2,212	44,133
Total	$764,448	$559,507	$1,323,955
	57.74%	42.26%	100.00%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2017
One year or less	$243,461	$344,749	$588,210
One to five years	590,113	309,570	899,683
More than five years	205,900	277,181	483,081
Total	$1,039,474	$931,500	$1,970,974
	52.74%	47.26%	100.00%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
One year or less	$244,419	$280,410	$524,829
One to five years	571,492	297,747	869,239
More than five years	192,956	261,760	454,716
Total	$1,008,867	$839,917	$1,848,784
	54.57%	45.43%	100.00%

Of the loans shown above with floating interest rates totaling $931.5 million as of June 30, 2017, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of June 30, 2017
Loans with current rates above floors	$146,748	—	$93,523	—	$159,174	—
Loans with current rates below floors:
1-25 bps	24,477	15.08	4,185	22.48	2,682	12.24
26-50 bps	3,565	30.66	1,275	49.86	822	39.88
51-75 bps	16,644	63.51	5,745	67.06	573	74.49
76-100 bps	24	100.00	447	96.44	55	81.00
101-125 bps	295	125.00	5,098	124.70	4,299	122.45
126-150 bps	76	150.00	1,331	127.39	99	128.43
151-200 bps	1,524	174.86	3,647	175.08	257	179.98
200-250 bps	6,890	202.39	98	225.00	172	215.64
251 bps and above	2,829	283.88	176	300.79	88	301.00
Total loans with current rates below floors	$56,324	20.02	$22,002	19.30	$9,047	4.65

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

Nonperforming assets

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. As of June 30, 2017 and December 31, 2016, we had $19.5 million and $19.1 million, respectively, in nonperforming assets. During the second quarter of 2017, we received $1.5 million in restricted marketable equity securities in satisfaction of a previously charged-off loan. This is included in other assets and is considered nonperforming at June 30, 2017. Without these marketable equity securities acquired during the second quarter of 2017, our total nonperforming assets and nonperforming assets as a percentage of total assets would have been $18.0 million and 0.54%, respectively. If our nonperforming assets would have been current during the three and six months ended June 30, 2017 and 2016, we would have recorded an additional $140 thousand and $170 thousand and $0.3 million and $0.3 million of interest income, respectively. No significant amount of interest income was recognized from loans classified as nonperforming during the three and six months ended June 30, 2017 and 2016. We had net interest recoveries of $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods. This compares to net interest charged off of $43 thousand and $18 thousand for the three and six months ended June 30, 2016, respectively. Our nonperforming assets remaining low is the result of the consistent improvement in our overall credit quality as economic conditions in our markets have remained strong throughout 2016 and the first half of 2017.

The following table provides details of our nonperforming assets, the ratio of such loans and foreclosed assets to total assets as of the dates presented, and certain other related information:

	As of June 30,		As of December 31,
(dollars in thousands)	2017	2016	2016
Loan Type
Commercial and industrial	$1,118	$1,674	$1,424
Construction	438	265	271
Residential real estate:
1-to-4 family mortgage	2,981	2,194	2,986
Residential line of credit	1,056	1,039	1,034
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,884	2,324	2,007
Non-owner occupied	2,293	3,448	2,251
Consumer and other	176	162	85
Total nonperforming loans	9,946	11,106	10,058
Other real estate owned	6,370	9,902	7,403
Other	3,154	1,654	1,654
Total nonperforming assets	$19,470	$22,662	$19,115
Total nonperforming loans as a percentage of loans	0.50%	0.63%	0.54%
Total nonperforming assets as a percentage of total assets	0.58%	0.78%	0.58%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.05%	0.05%	0.04%
Loans restructured as troubled debt restructurings	$8,488	$14,970	$8,802
Troubled debt restructurings as a percentage of loans	0.43%	0.86%	0.48%

Total nonperforming loans as a percentage of total loans were 0.5% as of June 30, 2017 as compared to 0.5% as of December 31, 2016. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 233.73% as of June 30, 2017 as compared to 216.22% as of December 31, 2016.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $4.8 million at June 30, 2017, as compared to $5.7 million for the year ended December 31, 2016.

Under acquisition accounting rules, loans acquired from NWGB were recorded at their estimated fair value. We recorded the loan portfolio acquired from NWGB at fair value as of the acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses. The purchased non-credit impaired loans had remaining discount that will accrete into interest income over the life of the loans of $0.8 million and $1.2 million, as of June 30, 2017 and December 31, 2016, respectively. The purchased credit impaired loans had remaining discount of $1.8 million and $2.4 million, as of June 30, 2017 and December 31, 2016, respectively, which is the result of pay downs, credit improvements and changes in expected cash flows of individual credits.

Foreclosed assets consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write- downs of foreclosed assets” in the accompanying consolidated statements of income. Foreclosed assets with a cost basis of $0.7 million and $2.9 million were sold during the three months and six months ended June 30, 2017, respectively, resulting in a net gain of $23 thousand and $0.8 million, respectively. Foreclosed assets with a cost basis of $2.0 million and $3.5 million were sold during the three months and six months ended June 30, 2016, respectively, resulting in a net loss of $131 thousand and $142 thousand, respectively.

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

Loans totaling $37.9 million and $38.6 million were classified substandard under our policy at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, $15.7 million and $16.1 million of substandard loans were acquired with deteriorated credit quality in connection with our acquisition of NWGB. The following table sets forth information related to the credit quality of our loan portfolio at June 30, 2017 and December 31, 2016.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of June 30, 2017
Commercial and industrial	$382,189	$39,404	$2,111	$423,704
Construction	275,094	2,701	4,932	282,727
Residential real estate:
1-to-4 family mortgage	291,280	5,135	10,737	307,152
Residential line of credit	174,178	1,424	2,181	177,783
Multi-family mortgage	51,642	143	1,025	52,810
Commercial real estate:
Owner occupied	353,275	9,293	8,894	371,462
Non-owner occupied	259,588	6,216	7,481	273,285
Consumer and other	81,107	447	497	82,051
Total loans	$1,868,353	$64,763	$37,858	$1,970,974

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2016
Commercial and industrial	$351,046	$31,074	$4,113	$386,233
Construction	236,588	4,612	4,705	245,905
Residential real estate:
1-to-4 family mortgage	277,948	6,945	10,031	294,924
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,055	44,977
Commercial real estate:
Owner occupied	338,698	10,459	8,189	357,346
Non-owner occupied	249,877	10,273	7,752	267,902
Consumer and other	73,454	417	436	74,307
Total loans	$1,744,392	$65,807	$38,585	$1,848,784

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

In addition, on a regular basis, management and the Bank’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $23.2 million and $21.7 million at June 30, 2017 and December 31, 2016, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$5,440	23%	$5,309	24%
Construction	5,579	24%	4,940	23%
Residential real estate:
1-to-4 family mortgage	2,974	13%	3,197	15%
Residential line of credit	1,445	6%	1,613	8%
Multi-family mortgage	513	2%	504	2%
Commercial real estate:
Owner occupied	3,983	17%	3,302	15%
Non-owner occupied	2,452	11%	2,019	9%
Consumer and other	861	4%	863	4%
Total allowance	$23,247	100%	$21,747	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended June 30,	Six Months Ended June 30,	Year ended December 31,
(dollars in thousands)	2017	2017	2016
Allowance for loan loss at beginning of period	$22,898	$21,747	$24,460
Charge-offs:
Commercial and industrial	(131)	(300)	(562)
Construction	—	(6)	(2)
Residential real estate:
1-to-4 family mortgage	(35)	(123)	(224)
Residential line of credit	(195)	(195)	(132)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	—	—	(249)
Non-owner occupied	—	—	(527)
Consumer and other	(430)	(609)	(1,154)
Total charge-offs	(791)	(1,233)	(2,850)
Recoveries:
Commercial and industrial	1,511	1,594	524
Construction	29	58	216
Residential real estate:
1-to-4 family mortgage	14	40	127
Residential line of credit	155	211	174
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	11	15	140
Non-owner occupied	2	1,641	195
Consumer and other	283	296	240
Total recoveries	2,005	3,855	1,616
Net charge offs	1,214	2,622	(1,234)
Provision (reversal of provision) for loan loss charged to operations	(865)	(1,122)	(1,479)
Allowance for loan loss at the end of period	$23,247	$23,247	$21,747
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.25%	0.28%	-0.07%
Allowance for loan loss as a percentage of loans at end of period	1.18%	1.18%	1.18%
Allowance of loan loss as a percentage of nonperforming loans	233.73%	233.73%	216.22%

Mortgage loans held for sale

Mortgage loans held for sale were $427.4 million at June 30, 2017 compared to $507.4 million at December 31, 2016. Closings of mortgage loans held for sale totaled $1,598.0 million and $1,012.4 million and $2,944.5 million and $1,762.1 million for the three and six months ended June 30, 2017 and 2016, respectively, while interest rate lock volume totaled $2,157.6 million and $1,464.1 million and $3,755.8 million and $2,683.7 million for the same periods. Generally, mortgage closing activity and interest rate lock volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Increased closings during 2017 reflect the ongoing expansion of our mortgage business, including our expansion of our internet delivery channel and the establishment of our correspondent delivery channel late in the second quarter of 2016.

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

Total deposits were $2.73 billion and $2.67 billion as of June 30, 2017 and December 31, 2016, respectively. Noninterest-bearing deposits at June 30, 2017 and December 31, 2016 were $715.4 million and $697.1 million, respectively, while interest-bearing deposits were $2,012.2 million and $1,974.5 million at June 30, 2017 and December 31, 2016, respectively. During the second quarter of 2016, our third party servicing provider, Cenlar, began transferring certain servicing escrow deposit accounts to the Bank which totaled $50.0 million and $46.8 million at June 30, 2017 and December 31, 2016, respectively. The mix between noninterest bearing and interest bearing demand has remained relatively stagnant; however, management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including certain time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	June 30, 2017			December 31, 2016
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$715,391	26%	—%	$697,072	26%	—%
Interest bearing demand	1,471,650	54%	0.23%	1,449,382	54%	0.38%
Savings deposits	143,951	5%	0.15%	134,077	5%	0.37%
Certificates of deposit	396,601	15%	0.62%	391,031	15%	0.48%
Total deposits	$2,727,593	100%	0.34%	$2,671,562	100%	0.29%
Time Deposits
0.00-0.50%	$194,984	49%		$207,081	53%
0.51-1.00%	172,764	43%		158,257	41%
1.01-1.50%	18,257	5%		16,209	4%
1.51-2.00%	8,068	2%		7,855	2%
2.01-2.50%	2,501	1%		1,603	0%
Above 2.50%	27	0%		26	0%
Total time deposits	$396,601	100%		$391,031	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$26,994	$38,578	$65,572
Over Three to Six	33,860	36,187	70,047
Over Six to Twelve	64,851	65,364	130,215
Over Twelve	69,738	61,029	130,767
Total	$195,443	$201,158	$396,601

	As of December 31, 2016
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$27,749	$41,699	$69,448
Over Three to Six	33,638	37,745	71,383
Over Six to Twelve	55,494	63,058	118,552
Over Twelve	66,135	65,513	131,648
Total	$183,016	$208,015	$391,031

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$990	0%	$985	0%
Mortgage-backed securities	410,708	74%	443,908	76%
Municipals, tax exempt	122,698	22%	116,923	20%
Treasury securities	10,310	2%	11,757	2%
Equity Securities	8,651	2%	8,610	2%
Total securities available for sale	$553,357	100%	$582,183	100%

The balance of our investment portfolio at June 30, 2017 was $553.4 million compared to $582.2 million at December 31, 2016. During the three and six months ended June 30, 2017, we purchased $17.9 million and 22.9 million investment securities, respectively. This compares to purchases of $150.7 million and $202.8 million during the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017, mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 68.7% and 53.7% of these purchases, respectively. This compares to purchases of mortgage-backed securities and CMOs, in the aggregate, comprising 90.0% and 91.0% during the three and six months ended June 30, 2016. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 31.3% and 46.3%, respectively of total securities purchased in the three and six months ended June 30, 2017 and made up 10.0% and 9.0% of total securities purchased during the same periods in 2016. The carrying value of securities sold during the three and six months ended June 30, 2017, totaled $12.2 million and $12.2 million, respectively. This compares to the carrying value of total securities sold during the three and six months ended June 30, 2016 totaling $166.7 million and $269.0 million, respectively. Maturities and calls of securities during the three and six months ended June 30, 2017 totaled $22.4 million and $41.9 million, respectively, while totaling $24.3 million and $44.2 million during the same periods in 2016. As of June 30, 2017 and December 31, 2016, net unrealized losses of $2.7 million and $6.3 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017			As of December 31, 2016
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$2,998	0.5%	0.72%	$4,502	0.8%	0.69%
Maturing in one to five years	7,312	1.3%	1.76%	7,255	1.2%	1.76%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total Treasury securities	10,310	1.8%	1.46%	11,757	2.0%	1.35%
Government agency securities:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	990	0.2%	1.43%	985	0.2%	1.43%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total government agency securities	990	0.2%	1.43%	985	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	4,872	0.9%	4.77%	4,850	0.8%	5.87%
Maturing in one to five years	25,168	4.5%	4.67%	18,100	3.1%	6.22%
Maturing in five to ten years	24,748	4.5%	4.00%	32,248	5.5%	6.17%
Maturing after ten years	67,910	12.3%	3.28%	61,725	10.6%	4.81%
Total obligations of state and municipal subdivisions	122,698	22.2%	3.76%	116,923	20.0%	5.45%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—	—	1	0.0%	2.53%
Maturing in one to five years	—	—	—	137	0.0%	5.32%
Maturing in five to ten years	25	0.0%	3.47%	360	0.1%	5.33%
Maturing after ten years	410,683	74.2%	2.37%	443,410	76.2%	2.17%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	410,708	74.2%	2.37%	443,908	76.3%	2.17%
Total marketable equity securities	8,651	1.6%	1.17%	8,610	1.5%	1.11%
Total investment securities	$553,357	100.0%	3.05%	$582,183	100.0%	2.81%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of June 30, 2017
US Government agency securities	$999	$—	$(9)	$990
Mortgage-backed securities	416,011	679	(5,982)	410,708
Municipals, tax exempt	119,960	3,617	(879)	122,698
Treasury securities	10,325	—	(15)	10,310
Equity securities	8,780	1	(130)	8,651
	$556,075	$4,297	$(7,015)	$553,357
As of December 31, 2016
US Government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Equity securities	8,744	1	(135)	8,610
	$588,459	$3,943	$(10,219)	$582,183

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

	As of June 30, 2017
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
June 30, 2018	$19,949	33%	0.60%
June 30, 2019	6,520	11%	1.67%
June 30, 2020	139	0%	5.76%
June 30, 2021	211	0%	5.81%
June 30, 2022	784	1%	5.95%
Thereafter	32,530	55%	4.49%
Total	$60,133	100%	2.04%

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	Three months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
(dollars in thousands)	2017	2017	2016
Average daily amount of short-term borrowings outstanding during the period	$56,601	$61,134	$108,335
Weighted average interest rate on average daily short-term borrowings	0.94%	0.96%	0.09%
Maximum outstanding short-term borrowings outstanding at any month-end	$85,326	$104,432	$173,808
Short-term borrowings outstanding at period end	$16,343	$16,343	$171,561
Weighted average interest rate on short-term borrowings at period end	0.16%	0.16%	0.66%

Lines of credit and other borrowings.

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolios. Under the agreements, we pledge certain qualifying multi-family and 1 to 4 family loans as well as certain investment securities as collateral. As of June 30, 2017 and December 31, 2016, the Company had outstanding advances from the FHLB totaling $12.9 million and $14.0 million, respectively.

As of June 30, 2017 and December 31, 2016, $390.1 million and $565.7 million, respectively, of 1 to 4 family mortgage loans, loans held for sale and multi-family loans were pledged to the FHLB Cincinnati, securing advances against the Bank’s line of credit.

The Bank has a secured line of credit with the FHLB for $300.0 million and $300.0 million as of June 30, 2017 and December 31, 2016, respectively, and the line is secured by qualifying 1 to 4 family and multi-family mortgages in the Bank’s loan portfolio as well as U.S. Government agency securities. Borrowings against this line were $0 and $150.0 million as of June 30, 2017 and December 31, 2016, respectively. Subsequent to June 30, 2017, we borrowed $100.0 million from the FHLB under short-term borrowings with fixed rate arrangements and entered into certain derivative instruments as part of the funding strategy of the Clayton Banks acquisition.

In addition to the FHLB line, the Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $125.0 million as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, there were not any borrowings under these lines.

We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of June 30, 2017 and December 31, 2016, our $0.9 million investment in the Trusts, was included in other assets in the accompanying consolidated balance sheets and our $30.9 million obligation is reflected as junior subordinated debt. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR of 3.25% (4.54% and 4.25% at June 30, 2017 and December 31, 2016, respectively) for the $21.7 million debenture and 3.15% (4.44% and 4.15% at June 30, 2017 and December 31, 2016, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2034 maturity date upon the occurrence of a special event and the $21.7 million debenture may be redeemed prior to 2034 at our option.

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

We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.

As part of our liquidity management strategy, we are also focused on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest bearing and other low-cost deposits and replacing higher cost funding including time deposits and borrowed funds. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. As a result of these strategies, we have been able to maintain a relatively low cost of funds in an increasing rate environment.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2017 and December 31, 2016, securities with a carrying value of $380.8 million and $390.8 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding federal funds purchased at December 31, 2016 was $150.0 million. There were $0 outstanding federal funds purchased at June 30, 2017. At June 30, 2017 and December 31, 2016, the balance of our outstanding advances from the FHLB was $12.9 million and $14.0  million, respectively. The total amount of the remaining credit available to us from the FHLB at June 30, 2017 and December 31, 2016 was $300.0 million and $150.0 million, respectively. We also maintain lines of credit with other commercial banks totaling $125.0 million. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2017 or December 31, 2016, respectively.

Holding company liquidity management

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Item 1. Business — Supervision and regulation,” “Item 1A. Risk Factors — Risks related to our business,” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy,” each of which is set forth in our Annual Report.

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed an amount equal to the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of June 30, 2017 and December 31, 2016, $72.6 million and $66.2 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

The Bank also paid dividends of approximately $14.9 million to the Company in the year ended December 31, 2016 for dividends to our majority (and formerly sole) shareholder and operational expenses that did not require approval from the TDFI.

Additionally, the Company had cash balances on deposit with the Bank totaling $182.9 million and $31.0 million at June 30, 2017 and December 31, 2016, respectively, for ongoing corporate needs.

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

As a result of recent developments such as the Dodd-Frank Act and Basel III, we have become subject to increasingly stringent regulatory capital requirements beginning in 2015. For further discussion of the changing regulatory framework in which we operate, see “Item 1. Business — Supervision and regulation” in our Annual Report.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of June 30, 2017 and December 31, 2016, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
June 30, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$463,642	17.16%	>	$121,584	>	4.5%		N/A		N/A
FirstBank	$306,859	11.40%	>	$121,129	>	4.5%	>	$174,963	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$516,889	19.14%	>	$216,046	>	8.0%		N/A		N/A
FirstBank	$330,106	12.26%	>	$215,404	>	8.0%	>	$269,254	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$493,642	18.28%	>	$162,027	>	6.0%		N/A		N/A
FirstBank	$306,859	11.40%	>	$161,505	>	6.0%	>	$161,505	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$493,642	15.54%	>	$127,064	>	4.0%		N/A		N/A
FirstBank	$306,859	9.67%	>	$126,932	>	4.0%	>	$158,665	>	5.0%
December 31, 2016
Common Equity Tier 1 (CET1)
FB Financial Corporation	$287,146	11.04%	>	$117,043	>	4.5%		N/A		N/A
FirstBank	$282,271	10.88%	>	$116,748	>	4.5%	>	$168,636	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$338,893	13.03%	>	$208,069	>	8.0%		N/A		N/A
FirstBank	$304,018	11.72%	>	$207,521	>	8.0%	>	$259,401	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$317,146	12.19%	>	$156,101	>	6.0%		N/A		N/A
FirstBank	$282,271	10.88%	>	$155,664	>	6.0%	>	$155,664	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	>	$126,227	>	4.0%		N/A		N/A
FirstBank	$282,271	8.95%	>	$126,155	>	4.0%	>	$157,693	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at June 30, 2017 and December 31, 2016, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully phased-in in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

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

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of June 30, 2017 and December 31, 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2016, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Capital Expenditures

Currently, we have not entered into any contractual obligations that would result in material capital expenditures over the next twelve months. However, as a result of our subsequent merger with Clayton Banks, we expect to incur expenses of approximately $4.0 million related to various projects over the next twelve to eighteen months.

Shareholders’ equity

Our total shareholders’ equity was $509.5 million at June 30, 2017 and $330.5 million, at December 31, 2016. Book value per share was $17.59 at June 30, 2017 and $13.71 at December 31, 2016. The growth in shareholders’ equity was attributable to additional capital of $152.7 raised in the private placement of 4,806,710  shares of common stock in addition to earnings retention offset by changes in accumulated other comprehensive income.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	June 30,	December 31,
	2017	2016
Loan commitments	$666,372	$579,879
Standby letters of credit	19,007	22,547

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about our off-balance sheet transactions, see “Part I. Financial Information — Notes to Consolidated Financial Statements — Note (8)-Commitments and contingencies” in this Report.

Risk management

There have been no significant changes in our Risk Management practices as described in “Item 1. Business — Risk Management” in our Annual Report.

Credit risk

There have been no significant changes in our Credit Risk Management practices as described in our “Item 1. Business — Risk Management — Credit risk management” in our Annual Report.

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

The Asset Liability Management Committee (ALMC), which is authorized by the Company’s Board of Directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALMC’s goal is to structure our asset/ liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	June 30,	December 31,	June 30,	December 31,
(in basis points)	2017	2016	2017	2016
+400	11.5%	3.6%	17.8%	10.7%
+300	8.5%	2.8%	13.4%	8.4%
+200	5.8%	1.8%	9.2%	5.8%
+100	3.1%	1.0%	4.8%	3.1%
-100	(10.8)%	(7.4)%	(13.5)%	(9.3)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	June 30,	December 31,
(in basis points)	2017	2016
+400	3.4%	(4.3)%
+300	3.2%	(2.3)%
+200	2.8%	(0.8)%
+100	1.9%	0.2%
-100	(10.7)%	(10.6)%

(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for June 30, 2017 and December 31, 2016 resulted in an asset sensitive position. These asset sensitive positions are primarily due to the increase in mortgage loans held for sale and trending growth of noninterest bearing deposits. As our mortgage loans held for sale increase, we become more asset sensitive, which has been our current trend. However, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALMC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly. For the June 30, 2017 and December 31, 2016 simulations the loan and time deposit betas were 100% for all rate scenarios as is industry standard.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion was based on the material weakness in our internal control over financial reporting disclosed in our Annual Report and as further described below.

The material weakness identified by our management results from deficiencies around the recording of mortgage banking transactions and reconciliations of mortgage loans held for sale and related clearing accounts on a timely and periodic basis in order to properly record identified reconciling items.  The material weakness was identified during the fourth quarter of 2016 following the implementation of a new comprehensive mortgage lending accounting system.  Our management believes that the conversion to the system, which was completed during 2016, and the revised policies and procedures for reconciling applicable accounts put in place during 2016 have been sufficient to remediate this material weakness. However, the material weakness will only be considered remediated when these controls have been performing as designed for a sufficient period of time.

Following additional testing and notwithstanding the existence of the material weakness described above, our management has concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Exchange Act.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Various legal proceedings to which we or our subsidiaries are party arise from time to time in the normal course of business. As of the date of this Report, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering

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

The offering commenced on September 15, 2016 and closed on September 21, 2016. All of the shares registered pursuant to the registration statement were sold at an aggregate offering price of $128.5 million. We received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our majority shareholder and executive chairman, which cash distribution was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. Remaining proceeds of approximately $34.9 million from the offering remain in interest bearing deposits in other financial institutions and may be used for general business purposes or to fund future acquisitions.

Private Placement

As previously reported in our Current Report on Form 8-K that was filed with the SEC on May 26, 2017, we sold 4,806,710 shares of our common stock (the “Private Placement Shares”) to accredited investors in a private placement that closed on June 1, 2017.  We received net proceeds of approximately $152.7 million from the sale of the Private Placement Shares after deducting placement agent fees of approximately $5.5 million and other offering expenses of approximately $0.4 million.  The net proceeds were used to fund a portion of the payment of approximately $184.2 million cash consideration to Clayton HC, Inc. in connection with our acquisition of Clayton Bank and Trust and American City Bank, which closed on July 31, 2017.  The Private Placement Shares were not registered under the Securities Act in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.  The disclosure under Item 1.01 and Item 3.02 of the previously referenced Form 8-K are incorporated by reference herein.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
August 10, 2017	James R. Gordon Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit Number	Description

2.1

Stock Purchase Agreement by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton, dated as of February 8, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 9, 2017)

2.2

First Amendment to Stock Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)

3.1

Amended and Restated Charter of FB Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016)
10.1

Securities Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation and the purchases named therein and their permitted transferees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)

10.2	FB Financial Corporation Independent Director Compensation Policy*†
11.1	Earnings Per Share Computation (included in Note 1 to the Consolidated Financial Statement in this Report)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or compensatory plan or arrangement.