Form 10-Q
period 2017-09-30
FB Financial Corp
filed 2017-11-14
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 30,527,104 shares of common stock, $1.00 par value per share, outstanding. The registrant has no other classes of common stock outstanding as of such date.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Unaudited)

(Amounts are in thousands except share amounts)

	September 30,	December 31,
	2017 (Unaudited)	2016
ASSETS
Cash and due from banks	$67,070	$50,157
Federal funds sold	4,470	13,037
Interest bearing deposits in financial institutions	25,625	73,133
Cash and cash equivalents	97,165	136,327
Investments:
Available-for-sale securities, at fair value	543,282	582,183
Federal Home Loan Bank stock, at cost	11,152	7,743
Loans held for sale, at fair value	466,369	507,442
Loans	3,114,562	1,848,784
Less: allowance for loan losses	23,482	21,747
Net loans	3,091,080	1,827,037
Premises and equipment, net	85,550	66,651
Other real estate owned, net	13,812	7,403
Interest receivable	11,218	7,241
Mortgage servicing rights	63,046	32,070
Goodwill	138,910	46,867
Core deposit intangible, net	12,550	4,563
Other assets	47,809	51,354
Total assets	$4,581,943	$3,276,881
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$924,773	$697,072
Interest-bearing	1,948,600	1,449,382
Savings deposits	177,949	134,077
Customer time deposits	562,898	389,500
Brokered and internet time deposits	104,318	1,531
Total time deposits	667,216	391,031
Total deposits	3,718,538	2,671,562
Securities sold under agreements to repurchase	14,556	21,561
Short-term borrowings	52,766	150,000
Long-term debt	143,533	44,892
Accrued expenses and other liabilities	80,022	58,368
Total liabilities	4,009,415	2,946,383
Shareholders' equity:
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,526,592 and 24,107,660 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	30,527	24,108
Additional paid-in capital	416,651	213,480
Retained earnings	123,779	93,784
Accumulated other comprehensive income (loss), net	1,571	(874)
Total shareholders' equity	572,528	330,498
Total liabilities and shareholders' equity	$4,581,943	$3,276,881

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$44,367	$26,550	$102,723	$77,740
Interest on securities
Taxable	2,399	2,402	7,555	8,296
Tax-exempt	988	875	3,096	2,425
Other	661	178	1,208	466
Total interest income	48,415	30,005	114,582	88,927

Interest expense:
Deposits
Demand and savings accounts	2,829	1,340	6,063	4,026
Time deposits	1,125	575	2,312	1,378
Short-term borrowings	9	13	31	101
Long-term debt	842	460	1,888	1,504
Total interest expense	4,805	2,388	10,294	7,009
Net interest income	43,610	27,617	104,288	81,918
Provision for loan losses	(784)	71	(1,906)	(727)
Net interest income after provision for loan losses	44,394	27,546	106,194	82,645

Noninterest income:
Mortgage banking income	31,334	36,938	86,653	91,574
Service charges on deposit accounts	2,044	1,870	5,606	6,129
ATM and interchange fees	2,222	1,814	6,354	5,756
Investment services and trust income	1,078	857	2,795	2,508
Gain from securities, net	254	416	284	4,407
Gain or write-downs of other real estate owned	75	1,646	846	1,504
(Loss) gain from other assets	(389)	7	(350)	24
Other income	1,202	414	2,376	1,451
Total noninterest income	37,820	43,962	104,564	113,353

Noninterest expenses:
Salaries, commissions and employee benefits	34,795	34,010	94,584	84,486
Occupancy and equipment expense	3,539	3,171	9,955	9,567
Legal and professional fees	1,512	816	3,973	2,704
Data processing	1,761	1,294	4,722	2,691
Merger and conversion	15,711	1,122	16,965	3,268
Amortization of core deposit intangibles	558	526	1,073	1,605
Amortization of mortgage servicing rights	—	2,796	—	6,221
Impairment of mortgage servicing rights	—	2,402	—	8,089
Loss on sale of mortgage servicing rights	—	—	249	—
Regulatory fees and deposit insurance assessments	549	465	1,478	1,481
Software license and maintenance fees	523	503	1,344	2,361
Advertising	3,493	2,220	9,768	8,071
Other expense	6,783	6,204	20,666	16,927
Total noninterest expense	69,224	55,529	164,777	147,471

Income before income taxes	12,990	15,979	45,981	48,527
Income tax expense (Note 8)	4,602	14,772	16,601	16,946
Net income	$8,388	$1,207	$29,380	$31,581
Weighted average shares of common stock outstanding
Basic	30,004,952	18,259,128	26,649,942	17,542,335
Fully diluted	30,604,537	18,332,192	27,198,373	17,566,867
Earnings per share
Basic	$0.28	$0.07	$1.10	$1.80
Fully diluted	0.27	0.07	1.08	1.80

Pro Forma (C Corporation basis) (Note 8):
Income tax expense	$4,602	$5,946	$16,601	$18,115
Net income	$8,388	$10,033	$29,380	$30,412
Earnings per share
Basic	$0.28	$0.55	$1.10	$1.73
Fully diluted	0.27	0.55	1.08	1.73

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income (loss)

(Unaudited)

(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,388	$1,207	$29,380	$31,581
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) in available-for-sale securities, net of taxes of $170, $38, $1,577 and $807	265	(1,524)	2,446	10,246
Reclassification adjustment for gain (loss) on sale of securities included in net income, net of tax expenses of $100, $57, $111 and $298	(154)	(359)	(173)	(4,109)
Net change in unrealized gain in hedging activities, net of taxes of $111, $0, $111, and $0	172	—	172	—
Comprehensive income (loss)	$8,671	$(676)	$31,825	$37,718

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Unaudited)

(Amounts are in thousands except share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total shareholders' equity
Balance at December 31, 2015	$17,180	$94,544	$122,493	$2,457	$236,674
Net income	—	—	31,581	—	31,581
Other comprehensive income, net of taxes	—	—	—	6,137	6,137
Common stock issued, net of offering costs	6,765	108,760	—	—	115,525
Conversion of cash-settled to stock-settled for:
Equity based incentive plans	—	2,388	—	—	2,388
Deferred compensation plan	—	3,000	—	—	3,000
Stock based compensation expense	—	3,373	—	—	3,373
Restricted stock units vested and distributed, net of shares withheld for taxes	30	(300)	—	—	(270)
Cash dividends paid ($4.03 per share)	—	—	(69,300)	—	(69,300)
Balance at September 30, 2016	$23,975	$211,765	$84,774	$8,594	$329,108

Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498
Initial fair value election on mortgage servicing rights, net of taxes of $396 (See Note 1)	—	—	615	—	615
Net income	—	—	29,380	—	29,380
Other comprehensive income, net of taxes	—	—	—	2,445	2,445
Common stock issued, net of offering costs	4,807	147,914	—	—	152,721
Common stock issued in conjunction with acquisition of the Clayton Banks, net of issuance costs (See Note 2)	1,521	50,763	—	—	52,284
Stock based compensation expense	9	4,799	—	—	4,808
Restricted stock units vested and distributed, net of shares withheld for taxes	63	(921)	—	—	(858)
Shares issued under employee stock purchase program	19	616	—	—	635
Balance at September 30, 2017	$30,527	$416,651	$123,779	$1,571	$572,528

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Unaudited)

(Amounts are in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,380	$31,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,090	2,994
Amortization of core deposit intangibles	1,073	1,605
Capitalization of mortgage servicing rights	(45,624)	(30,890)
Amortization of mortgage servicing rights	—	6,221
Change in fair value of mortgage servicing rights	3,724	—
Impairment of mortgage servicing rights	—	8,089
Stock-based compensation expense	4,808	3,373
Provision for loan losses	(1,906)	(727)
Provision for mortgage loan repurchases	794	1,173
Accretion of yield on purchased loans	(3,545)	(3,195)
Accretion of discounts and amortization of premiums on securities, net	1,948	1,471
Gain from securities, net	(284)	(4,407)
Originations of loans held for sale	(4,612,745)	(3,121,252)
Proceeds from sale of loans held for sale	4,711,364	2,987,252
Gain on sale and change in fair value of loans held for sale	(80,929)	(85,154)
Gain on sale of mortgage servicing rights	(17)	—
Net gain or write-downs of other real estate owned	(846)	(1,504)
Gain (loss) on other assets	350	(24)
Provision for deferred income taxes	8,226	14,239
Changes in:
Other assets and interest receivable	4,912	(47,046)
Accrued expenses and other liabilities	19,210	10,504
Net cash provided by (used in) operating activities	42,983	(225,697)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	94,743	270,663
Maturities, prepayments and calls	63,167	78,661
Purchases	(57,441)	(244,221)
Net increase in loans	(191,033)	(85,209)
Proceeds from sale of mortgage servicing rights	11,952	—
Purchases of premises and equipment	(2,898)	(3,683)
Proceeds from the sale of premises and equipment	39	—
Proceeds from the sale of other real estate owned	4,082	6,558
Net cash paid in business combination	(135,141)	—
Net cash (used in) provided by investing activities	(212,530)	22,769
Cash flows from financing activities:
Net increase in demand and savings deposits	90,247	128,133
Net (decrease) increase in time deposits	(22,789)	73,465
Net decrease in securities sold under agreements to repurchase	(7,005)	(75,996)
(Decrease) increase in short-term borrowings	(113,467)	62,000
Increase (decrease) in long-term debt	30,043	(11,325)
Net proceeds from sale of common stock	153,356	115,525
Dividends paid	—	(69,300)
Net cash provided by financing activities	130,385	222,502
Net change in cash and cash equivalents	(39,162)	19,574
Cash and cash equivalents at beginning of the period	136,327	97,723
Cash and cash equivalents at end of the period	$97,165	$117,297

Supplemental cash flow information:
Interest paid	$9,652	$7,041
Taxes paid	21,130	1,307
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,958	$2,636
Transfers from other real estate owned to loans	201	259
Transfers from loans held for sale to loans	9,808	5,749
Rebooked GNMA loans under optional repurchase program	13,575	—
Stock consideration paid in business combination	52,284	—
Conversion of cash-settled to stock settled compensation	—	5,388
Trade date receivable - securities	—	32,648
Fair value election of mortgage servicing rights	1,011	—

See accompanying notes to consolidated financial statements (unaudited)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (1)—Basis of presentation:

FB Financial Corporation (the “Company”) is a bank holding company, headquartered in Nashville, Tennessee. The Company operates through its wholly-owned bank subsidiary, FirstBank (the “Bank”), with 63 full-service bank branches across Tennessee, north Alabama and north Georgia, and a national mortgage business with office locations across the Southeast.

The consolidated financial statements, including the notes thereto of the Company, formerly First South Bancorp, Inc. until the Company name was changed in 2016, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) interim reporting requirements, and therefore do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The accompanying consolidated financial statements have been prepared in conformity with GAAP and general banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the determination of the fair value of financial instruments, including investment securities, derivatives and mortgage servicing rights. In connection with the determination of the estimated fair value of other real estate owned and impaired loans, management obtains independent appraisals for significant properties.

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

On August 19, 2016, the Company subsidiary filed a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC on September 15, 2016. The Company sold and issued 6,764,704 shares of common stock at $19 per share pursuant to that Registration Statement. Total proceeds received by the Company, net of offering costs, were approximately $115,525. The proceeds were used to fund a $55,000 distribution to the majority shareholder and to repay all $10,075 aggregate principal amount of subordinated notes held by the majority shareholder, plus any accrued and unpaid interest thereon.

The Company terminated its S-Corporation status and became a taxable corporate entity (“C Corporation”) on September 16, 2016 in connection with its initial public offering. Pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma combined effective tax rate of 37.21% and 37.33% for the three and nine months ended September 30, 2016, respectively, as if it had been a C Corporation during that period.

On May 26, 2017, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell in a private placement (the “Private Placement”) an aggregate of 4,806,710 shares of the Company’s common stock, par value $1.00 (the “Private Placement Shares”), at a purchase price of $33.00 per share. Total proceeds received from the sale of such Private Placement Shares, net of placement agent and other offering costs of $5,901, were approximately $152,721.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Effective July 31, 2017, the Bank completed its previously announced acquisitions of Clayton Bank and Trust and American City Bank headquartered in Knoxville, Tennessee and Tullahoma, Tennessee, respectively.  See Note 2, “Mergers and acquisitions” in the Notes to the consolidated unaudited financial statements for further details regarding acquisitions.

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after September 30, 2017, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

As of September 30, 2017, the Company is considered a “controlled company” and is controlled by the Company’s Executive Chairman and former sole shareholder, James W. Ayers. Additionally, the Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”).

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

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share calculation:
Net income	$8,388	$1,207	$29,380	$31,581
Weighted-average basic shares outstanding	30,004,952	18,259,128	26,649,942	17,542,335
Basic earnings per share	$0.28	$0.07	$1.10	$1.80
Diluted earnings per share:
Net income	$8,388	$1,207	$29,380	$31,581
Weighted-average basic shares outstanding	30,004,952	18,259,128	26,649,942	17,542,335
Average diluted common shares outstanding	599,585	73,064	548,431	24,532
Weighted-average diluted shares outstanding	30,604,537	18,332,192	27,198,373	17,566,867
Diluted earnings per share	$0.27	$0.07	$1.08	$1.80
Pro forma earnings per share:
Pro forma net income	$8,388	$10,033	$29,380	$30,412
Weighted-average basic shares outstanding	30,004,952	18,259,128	26,649,942	17,542,335
Pro forma basic earnings per share	$0.28	$0.55	$1.10	$1.73
Pro forma diluted earnings per share:
Pro forma net income	$8,388	$10,033	$29,380	$30,412
Weighted-average diluted shares outstanding	30,604,537	18,332,192	27,198,373	17,566,867
Pro forma diluted earnings per share	$0.27	$0.55	$1.08	$1.73

Except as set forth below, the Company did not adopt any new accounting policies that were not disclosed in the Company’s 2016 audited financial statements included on Form 10-K.

Rebooked GNMA loans included in loans held for sale

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option.  These loans are reported as loans held for sale with the offsetting liability being reported in other liabilities. At September 30, 2017, rebooked GNMA loans held for sale amounted to $13,575. Amounts related to prior periods were not significant. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.

Mortgage servicing rights

As of January 1, 2017, the Company elected to account for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, Transfers and Servicing. The change in accounting policy resulted in a one-time adjustment to retained earnings of $615 for the after-tax increase in fair value above book value at January 1, 2017.

There are currently no new accounting standards that have been issued or updates to management’s evaluation that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption other than what is included below that were not disclosed in the Company’s 2016 audited financial statements included on Form 10-K.

In May 2014, the FASB issued an update to Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (FASB Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. The Company plans to adopt these amendments during the first quarter of 2018 using the modified retrospective method of application.  Management’s evaluation of ASU 2014-09 is ongoing and not complete. FASB has issued, and may issue in the future, interpretative guidance which may cause our evaluation to change.  Based on our evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to our current revenue recognition practices. In addition, we are reviewing our business processes, systems and controls to support recognition and disclosures under the new standard. ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The Company does not expect this update to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under ASU 2017-09, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. ASU 2017-09 is effective for all entities beginning after December 15, 2017 including interim periods within the fiscal year. Early adoption is permitted. Upon adoption, the ASU will be applied prospectively to awards modified on or after the adoption date. The Company is in the process of evaluating the impact that adoption of this update may have on its consolidated financial statements.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently planning on early adopting the standard and continuing the evaluation of the impact of this update on its consolidated financial statements.

Note (2)—Mergers and acquisitions:

Clayton Bank and Trust and American City Bank

On July 31, 2017, the Bank completed its previously-announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement with Clayton HC, Inc., a Tennessee corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller, dated February 8, 2017, as amended on May 26, 2017, with a purchase price of approximately $236,484.  The Company issued 1,521,200 shares of common stock and paid cash of $184,200 to purchase all of the outstanding shares of the Clayton Banks.  At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking entity.

Prior to the merger, the Clayton Banks operated 18 banking locations across Tennessee. The merger with the Clayton Banks has allowed the Company to further its strategic initiatives by expanding its geographic footprint in Knoxville and other Tennessee markets and accelerates the growth of the Company’s Banking segment.

Goodwill of $92,043 recorded in connection with the transaction resulted primarily from anticipated synergies arising from the combination of certain operational areas of the Clayton Banks and the Company as well as the purchase premium inherent to buying a complete and successful banking operation. Goodwill is included in the Banking segment as substantially all of the operations resulting from the Clayton Banks merger is included in the Banking segment.

In connection with the transaction, the Company incurred $15,711 and $16,965 in merger and conversion expenses during the three and nine months ended September 30, 2017, respectively.

For income tax purposes, the merger with the Clayton Banks was treated as an asset purchase. As an asset purchase for income tax purposes, the carrying value of assets and liabilities for the Clayton Banks are the same for both financial reporting and income tax purposes; therefore, no deferred taxes were recorded at the date of acquisition. Additionally, this treatment allows for the deductibility of the goodwill and core deposit intangible for income tax purposes over 15 years.

The Company accounted for the Clayton Banks transaction under the acquisition method under ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the merger. The Company is finalizing the fair value of net assets acquired and as such, the purchase price allocation related to loans, other identifiable intangibles, other assets and assumed liabilities. Accordingly, the determination of goodwill is preliminary and may change. The Company’s operating results for 2017 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks subsequent to the acquisition date.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following tables present the preliminary fair value of net assets acquired as of the July 31, 2017 acquisition date and the consideration paid and an allocation of the purchase price to net assets acquired:

	As of July 31, 2017
	Combined Clayton Banks Historical Cost Basis (1)	Fair Value Adjustments	As Recorded by FB Financial Corporation
Assets
Cash and cash equivalents	$49,059	$—	$49,059
Investment securities	59,108	385	59,493
FHLB stock	3,409	—	3,409
Loans	1,075,441	(14,933)	1,060,508
Allowance for loan losses	(19,985)	19,985	—
Premises and equipment	15,011	4,469	19,480
Other real estate owned	6,244	644	6,888
Core deposit intangible	—	9,060	9,060
Other assets	15,322	(9,184)	6,138
Total assets	$1,203,609	$10,426	$1,214,035
Liabilities
Interest-bearing deposits	$669,745	$309	$670,054
Non-interest bearing deposits	309,464	—	309,464
Borrowings	84,110	721	84,831
Accrued expenses and other liabilities	4,577	668	5,245
Total liabilities	$1,067,896	$1,698	$1,069,594
Net assets acquired	$135,713	$8,728	$144,441

Purchase price:
Equity consideration
Common stock issued	1,521,200
Price per share as of July 31, 2017	$34.37
Total equity consideration		$52,284
Cash consideration		184,200	(2)
Total consideration paid		$236,484
Preliminary allocation of consideration paid:
Fair value of net assets acquired including identifiable intangible assets		$144,441
Goodwill		92,043
Total consideration paid		$236,484
(1)	Amounts include certain reclassifications of opening balances to conform to the Company’s presentation.
(2)

Amount was deposited into an interest-bearing account with the Bank of which $34,200 was included in cash and cash equivalents and interest-bearing deposits in the above schedule of net assets acquired as of July, 31, 2017.

The following table presents the fair value of acquired purchase credit impaired loans accounted for in accordance with ASC 310-30 from the Clayton Banks as of the July 31, 2017 acquisition date:

July 31, 2017
Contractually-required principal and interest	$112,584
Nonaccretable difference	12,117
Cash flows expected to be collected	100,467
Accretable yield	18,457
Fair value	$82,010

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2017 and 2016 as though the merger had been completed as of January 1, 2016. The unaudited estimated pro forma information combines the historical results of the Clayton Banks with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net interest income	$49,408	$42,971	$142,972	$126,115
Total revenues	$88,013	$88,568	$250,676	$243,877
Net income	$11,719	$15,402	$50,426	$49,434

Northwest Georgia Bank

On September 18, 2015, the Bank completed its acquisition of Northwest Georgia Bank (“NWGB”), a bank headquartered in Ringgold, Georgia, pursuant to that certain Agreement and Plan of Merger dated April 27, 2015 by and between the Bank and NWGB. Pursuant to the Agreement and Plan of Merger, NWGB was merged with and into the Bank, with the Bank as the surviving entity. Prior to the acquisition, NWGB operated six banking locations in Georgia and Tennessee. The acquisition of NWGB allowed the Company to further its strategic initiatives by expanding its geographic footprint into certain markets of Georgia and Tennessee. The Company acquired NWGB in a $1,500 cash purchase and recorded a bargain purchase gain of $2,794 and a core deposit intangible asset of $4,931 in connection with the transaction.

During the three and nine months ended September 30, 2016, the Company incurred $1,122 and $3,268, respectively, in merger and conversion expenses.

Note (3)—Investment securities:

The amortized cost of securities and their fair values at September 30, 2017 and December 31, 2016 are shown below:

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$999	$—	$(7)	$992
Mortgage-backed securities - residential	423,174	586	(4,966)	418,794
Municipals, tax exempt	104,957	2,657	(664)	106,950
Treasury securities	8,836	—	(17)	8,819
Total debt securities	537,966	3,243	(5,654)	535,555
Equity securities	7,853	1	(127)	7,727
Total securities available-for-sale	$545,819	$3,244	$(5,781)	$543,282

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

Securities pledged at September 30, 2017 and December 31, 2016 had a carrying amount of $349,685 and $390,814, respectively, and were pledged to secure Federal Home Loan Bank advances, a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2017 and December 31, 2016 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	September 30, 2017		December 31, 2016
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$2,036	$2,037	$9,290	$9,352
Due in one to five years	27,722	28,535	25,520	26,340
Due in five to ten years	17,362	17,851	31,122	32,248
Due in over ten years	67,672	68,338	62,909	61,725
	114,792	116,761	128,841	129,665
Mortgage-backed securities - residential	423,174	418,794	450,874	443,908
Total debt securities	$537,966	$535,555	$579,715	$573,573

Sales and impairment of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$82,585	$1,668	$94,743	$270,663
Gross realized gains	1,199	416	1,276	4,755
Gross realized losses	—	—	48	348
Other-than-temporary-impairment	945	—	945	—

The Company also recognized $1 in gains related to the early call of available for sale securities during the nine months ended September 30, 2017.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following tables show gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$993	$7	$993	$7
Mortgage-backed securities - residential	354,240	3,800	40,115	1,166	394,355	4,966
Municipals, tax exempt	35,240	493	4,155	171	39,395	664
Treasury securities	8,819	17	—	—	8,819	$17
Total debt securities	398,299	4,310	45,263	1,344	443,562	5,654
Equity securities	—	—	3,054	127	3,054	127
	$398,299	$4,310	$48,317	$1,471	$446,616	$5,781

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$985	$13	$—	$—	$985	$13
Mortgage-backed securities - residential	390,595	7,230	19,073	675	409,668	7,905
Municipals, tax exempt	43,132	2,114	—	—	43,132	2,114
Treasury securities	10,256	52	—	—	10,256	52
Total debt securities	444,968	9,409	19,073	675	464,041	10,084
Equity securities	—	—	3,126	135	3,126	135
	$444,968	$9,409	$22,199	$810	$467,167	$10,219

As of September 30, 2017 and December 31, 2016, the Company’s securities portfolio consisted of 288 and 329 securities, 134 and 151 of which were in an unrealized loss position, respectively.

The Company evaluates securities with unrealized losses for other-than-temporary impairment (OTTI) on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income. The Company evaluated the near-term prospects of the equity investments in relation to the severity and duration of the impairment. Based on that evaluation, the Company concluded that it was probable that there had been adverse cash flows for one of the equity investments held. Additionally, the Company does not intend to hold the security long-term and it is unlikely the fair value would be recovered. As such, a credit impairment loss of $945 was recognized as of September 30, 2017. Changes in the amount of credit related losses recognized in earnings for which OTTI has been recognized are as follows:

Balance as of January 1, 2017	$—
Additions related to credit losses for which OTTI was not previously recognized	(945)
Reductions for securities sold during the period	—
Reductions for securities where there is an intent to sale or requirement to sale	—
Increases in credit loss for which OTTI was previously recognized	—
Reductions for increases in cash flows expected to be collected	—
Balance as of September 30, 2017	$(945)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (4)—Loans and allowance for loan losses:

Loans outstanding at September 30, 2017 and December 31, 2016, by major lending classification are as follows:

	September 30,	December 31,
	2017	2016
Commercial and industrial	$731,588	$386,233
Construction	435,414	245,905
Residential real estate:
1-to-4 family mortgage	459,467	294,924
Residential line of credit	188,392	177,190
Multi-family mortgage	74,004	44,977
Commercial real estate:
Owner occupied	473,395	357,346
Non-owner occupied	521,416	267,902
Consumer and other	230,886	74,307
Gross loans	3,114,562	1,848,784
Less: Allowance for loan losses	(23,482)	(21,747)
Net loans	$3,091,080	$1,827,037

As of September 30, 2017 and December 31, 2016, $522,389 and $565,717, respectively, of 1-to-4 family mortgage loans, loans held for sale and multi-family mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line.

As of September 30, 2017 and December 31, 2016, $690,113 and $1,072,118, respectively, of commercial and industrial , construction, residential real estate, commercial real estate, and consumer and other loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2017
Beginning balance - June 30, 2017	$5,440	$5,579	$2,974	$1,445	$513	$3,983	$2,452	$861	$23,247
Provision for loan losses	315	(476)	(269)	(565)	10	65	24	112	(784)
Recoveries of loans previously charged-off	200	1,022	86	157	—	24	1	104	1,594
Loans charged off	(221)	—	(32)	(9)	—	(64)	—	(249)	(575)
Ending balance - September 30, 2017	$5,734	$6,125	$2,759	$1,028	$523	$4,008	$2,477	$828	$23,482
Nine Months Ended September 30, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	(848)	111	(409)	(749)	19	731	(1,184)	423	(1,906)
Recoveries of loans previously charged-off	1,794	1,080	126	368	—	39	1,642	400	5,449
Loans charged off	(521)	(6)	(155)	(204)	—	(64)	—	(858)	(1,808)
Ending balance - September 30, 2017	$5,734	$6,125	$2,759	$1,028	$523	$4,008	$2,477	$828	$23,482

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2016
Beginning balance - June 30, 2016	$5,924	$4,373	$3,611	$1,944	$453	$3,764	$2,634	$1,031	$23,734
Provision for loan losses	381	66	48	(126)	158	(83)	(367)	(6)	71
Recoveries of loans previously charged-off	8	32	2	36	—	4	22	95	199
Loans charged off	(358)	—	(166)	(29)	—	—	—	(161)	(714)
Ending balance - September 30, 2016	$5,955	$4,471	$3,495	$1,825	$611	$3,685	$2,289	$959	$23,290
Nine Months Ended September 30, 2016
Beginning balance - December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460
Provision for loan losses	896	(807)	(571)	(415)	300	81	(360)	149	(727)
Recoveries of loans previously charged-off	480	137	109	143	—	15	27	266	1,177
Loans charged off	(556)	(2)	(219)	(104)	—	(93)	—	(646)	(1,620)
Ending balance - September 30, 2016	$5,955	$4,471	$3,495	$1,825	$611	$3,685	$2,289	$959	$23,290

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment and loans collectively evaluated for impairment as of September 30, 2017 and December 31, 2016:

							September 30, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$15	$—	$24	$—	$—	$352	$43	$11	$445
Collectively evaluated for impairment	5,719	6,125	2,735	1,028	523	3,656	2,434	803	23,023
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	14	14
Ending balance - September 30, 2017	$5,734	$6,125	$2,759	$1,028	$523	$4,008	$2,477	$828	$23,482

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$135	$—	$23	$—	$—	$113	$242	$—	$513
Collectively evaluated for impairment	5,174	4,940	3,174	1,613	504	3,189	1,777	863	21,234
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment and loans collectively evaluated for impairment as of September 30, 2017 and December 31, 2016:

							September 30, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$826	$1,295	$1,272	$—	$988	$2,785	$1,732	$23	$8,921
Collectively evaluated for impairment	727,885	426,039	433,544	188,392	72,994	459,537	500,713	204,082	3,013,186
Acquired with deteriorated credit quality	2,877	8,080	24,651	—	22	11,073	18,971	26,781	92,455
Ending balance - September 30, 2017	$731,588	$435,414	$459,467	$188,392	$74,004	$473,395	$521,416	$230,886	$3,114,562

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,476	$2,686	$2,471	$311	$1,027	$2,752	$2,201	$27	$12,951
Collectively evaluated for impairment	384,279	238,900	290,346	176,879	43,922	350,812	260,361	74,276	1,819,775
Acquired with deteriorated credit quality	478	4,319	2,107	—	28	3,782	5,340	4	16,058
Ending balance - December 31, 2016	$386,233	$245,905	$294,924	$177,190	$44,977	$357,346	$267,902	$74,307	$1,848,784

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table shows credit quality indicators by portfolio class at September 30, 2017 and December 31, 2016:

September 30, 2017	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$671,566	$53,388	$3,757	$728,711
Construction	419,219	6,402	1,713	427,334
Residential real estate:
1-to-4 family mortgage	421,020	6,548	7,248	434,816
Residential line of credit	185,892	1,461	1,039	188,392
Multi-family mortgage	72,214	142	1,626	73,982
Commercial real estate:
Owner occupied	429,691	27,960	4,671	462,322
Non-owner occupied	486,487	13,967	1,991	502,445
Consumer and other	202,697	930	478	204,105
Total loans, excluding purchased credit impaired loans	$2,888,786	$110,798	$22,523	$3,022,107

Purchased credit impaired loans
Commercial and industrial	$—	$1,665	$1,212	$2,877
Construction	—	3,383	4,697	8,080
Residential real estate:
1-to-4 family mortgage	—	21,127	3,524	24,651
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	22	22
Commercial real estate:
Owner occupied	—	3,294	7,779	11,073
Non-owner occupied	—	7,740	11,231	18,971
Consumer and other	—	18,181	8,600	26,781
Total purchased credit impaired loans	$—	$55,390	$37,065	$92,455
Total loans	$2,888,786	$166,188	$59,588	$3,114,562

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

December 31, 2016	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$351,046	$31,074	$3,635	$385,755
Construction	236,588	4,612	386	241,586
Residential real estate:
1-to-4 family mortgage	277,948	6,945	7,924	292,817
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,027	44,949
Commercial real estate:
Owner occupied	338,698	10,459	4,407	353,564
Non-owner occupied	249,877	10,273	2,412	262,562
Consumer and other	73,454	417	432	74,303
Total loans, excluding purchased credit impaired loans	$1,744,392	$65,807	$22,527	$1,832,726

Purchased credit impaired loans
Commercial and industrial	$—	$—	$478	$478
Construction	—	—	4,319	4,319
Residential real estate:
1-to-4 family mortgage	—	—	2,107	2,107
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	28	28
Commercial real estate:
Owner occupied	—	—	3,782	3,782
Non-owner occupied	—	—	5,340	5,340
Consumer and other	—	—	4	4
Total purchased credit impaired loans	$—	$—	$16,058	$16,058
Total loans	$1,744,392	$65,807	$38,585	$1,848,784

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Changes in accretable yield on purchase credit impaired loans were as follows:

Purchased Credit Impaired Accretable yield
Balance at June 30, 2017	$(1,845)
Additions through the acquisition of the Clayton Banks	(18,457)
Principal reductions/ pay-offs	(690)
Recoveries	—
Accretion	1,646
Balance at September 30, 2017	$(19,346)

Balance at June 30, 2016	$(1,248)
Principal reductions/ pay-offs	(381)
Accretion	590
Balance at September 30, 2016	$(1,039)

Purchased Credit Impaired Accretable yield
Balance at December 31, 2016	$(2,444)
Additions through the acquisition of the Clayton Banks	(18,457)
Principal reductions/ pay-offs	(1,680)
Recoveries	(23)
Accretion	3,258
Balance at September 30, 2017	$(19,346)

Balance at December 31, 2015	$(1,637)
Principal reductions/ pay-offs	(1,839)
Accretion	2,437
Balance at September 30, 2016	$(1,039)

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $1,646 and $3,258 was recognized on purchased credit impaired loans during the three and nine months ended September 30, 2017 compared with $590 and $2,437 for the three and nine months ended September 30, 2016. The total purchase accounting contribution through accretion for all purchased loans was $1,537 and $3,545 for three and nine months ended September 30, 2017, respectively, compared with $590 and $2,437 for the three and nine months ended September 30, 2016, respectively.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, loans current on payments accruing interest and purchased credit impaired loans by category at September 30, 2017 and December 31, 2016:

September 30, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$388	$37	$469	$727,817	$2,877	$731,588
Construction	596	44	239	426,455	8,080	435,414
Residential real estate:
1-to-4 family mortgage	3,600	520	2,257	428,439	24,651	459,467
Residential line of credit	932	250	529	186,681	—	188,392
Multi-family mortgage	—	87	—	73,895	22	74,004
Commercial real estate:
Owner occupied	2,520	134	2,308	457,360	11,073	473,395
Non-owner occupied	—	—	1,916	500,529	18,971	521,416
Consumer and other	2,326	166	31	201,582	26,781	230,886
Total	$10,362	$1,238	$7,749	$3,002,758	$92,455	$3,114,562

December 31, 2016	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$262	$127	$1,297	$384,069	$478	$386,233
Construction	441	17	254	240,874	4,319	245,905
Residential real estate:
1-to-4 family mortgage	3,130	697	2,289	286,701	2,107	294,924
Residential line of credit	1,139	433	601	175,017	—	177,190
Multi-family mortgage	—	—	—	44,949	28	44,977
Commercial real estate:
Owner occupied	186	—	2,007	351,371	3,782	357,346
Non-owner occupied	158	—	2,251	260,153	5,340	267,902
Consumer and other	433	55	30	73,785	4	74,307
Total	$5,749	$1,329	$8,729	$1,816,919	$16,058	$1,848,784

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at September 30, 2017 and December 31, 2016, segregated by class, were as follows:

September 30, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$53	$53	$15
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	199	501	24
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,077	1,123	352
Non-owner occupied	148	151	43
Consumer and other	22	22	11
Total	$1,499	$1,850	$445
With no related allowance recorded
Commercial and industrial	$773	$977	$—
Construction	1,295	1,315	—
Residential real estate:
1-to-4 family mortgage	1,073	1,077	—
Residential line of credit	—	—	—
Multi-family mortgage	988	988	—
Commercial real estate:
Owner occupied	1,708	2,183	—
Non-owner occupied	1,584	2,856	—
Consumer and other	1	1	—
Total	$7,422	$9,397	$—
Total impaired loans	$8,921	$11,247	$445

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three and nine months ended September 30, 2017 and 2016 on impaired loans, segregated by class, were as follows:

	Three Months Ended		Nine Months Ended
September 30, 2017	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$392	$2	$454	$2
Construction	—	—	—	—
Residential real estate:
1-to-4 family mortgage	148	7	151	7
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	843	39	856	39
Non-owner occupied	328	3	650	3
Consumer and other	11	1	12	1
Total	$1,721	$52	$2,122	$52
With no related allowance recorded:
Commercial and industrial	$633	$34	$698	$34
Construction	797	41	1,991	41
Residential real estate:
1-to-4 family mortgage	1,584	51	1,721	51
Residential line of credit	—	—	156	—
Multi-family mortgage	995	34	1,008	34
Commercial real estate:
Owner occupied	1,737	92	1,913	92
Non-owner occupied	1,590	12	1,317	12
Consumer and other	13	—	14	—
Total	$7,347	$264	$8,815	$264
Total impaired loans	$9,068	$316	$10,936	$316
September 30, 2016
With a related allowance recorded:
Commercial and industrial	$363	$3	$820	$14
Construction	—	—	102	—
Residential real estate:
1-to-4 family mortgage	200	1	1,482	27
Residential line of credit	319	4	213	6
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	807	17	1,115	18
Non-owner occupied	2,573	4	2,776	13
Consumer and other	2	—	1	—
Total	$4,264	$29	$6,509	$78
With no related allowance recorded:
Commercial and industrial	$1,318	$13	$767	$17
Construction	2,782	36	2,712	99
Residential real estate:
1-to-4 family mortgage	2,680	19	2,060	103
Residential line of credit	—	—	—	—
Multi-family mortgage	1,037	13	1,052	25
Commercial real estate:
Owner occupied	2,239	33	1,378	75
Non-owner occupied	1,413	1	1,212	2
Consumer and other	—	—	—	—
Total	$11,469	$115	$9,181	$321
Total impaired loans	$15,733	$144	$15,690	$399

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

As of September 30, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $8,095 and $8,802, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $202 and $402 of specific reserves for those loans at September 30, 2017 and December 31, 2016, respectively, and has committed to lend additional amounts totaling up to $1 and $1, respectively to these customers. Of these loans, $3,816 and $4,265 were classified as non-accrual loans as of September 30, 2017 and December 31, 2016.

The following table presents the financial effect of TDRs recorded during the periods indicated:

Three Months Ended September 30, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$143	$143	$8
Total	1	$143	$143	$8

Three Months Ended September 30, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$1,098	$1,098	$—
Commercial real estate:
Owner occupied	1	118	118	—
Consumer and other	2	4	4	—
Total	4	$1,220	$1,220	$—

Nine Months Ended September 30, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$5	$5	$—
Residential real estate:
1-to-4 family mortgage	1	143	143	8
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	—
Total	5	$1,236	$1,236	$8

Nine Months Ended September 30, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	6	$2,301	$2,301	$86
Residential real estate:
1-4 family mortgage	5	326	326	45
Commercial real estate:
Owner occupied	2	786	786	—
Non-owner occupied	1	133	133	—
Total	14	$3,546	$3,546	$131

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2017 or 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the nine months ended September 30, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Note (5)—Other real estate owned:

The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes other real estate owned for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$6,370	$9,902	$7,403	$11,641
Transfers from loans	1,796	460	2,958	2,636
Acquired through merger with the Clayton Banks (1)	6,888	—	6,888	—
Properties sold	(1,152)	(3,044)	(4,082)	(6,558)
Gain on sale of other real estate owned	93	1,680	1,041	1,749
Transferred to loans	(165)	—	(201)	(259)
Write-downs and partial liquidations	(18)	(34)	(195)	(245)
Balance at end of period	$13,812	$8,964	$13,812	$8,964

(1)	Includes excess land and facilities held for sale of $4,147 acquired from the Clayton Banks.

Foreclosed residential real estate properties included in the table above totaled $2,756 and $2,265 as of September 30, 2017 and December 31, 2016, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $655 and $44 at September 30, 2017 and December 31, 2016, respectively.

Note (6)—Goodwill and intangible assets:

The following table summarizes changes in goodwill during the nine months ended September 30, 2017. There was no such activity during the nine months ended September 30, 2016.

Goodwill
Balance at December 31, 2016	$46,867
Addition from merger with Clayton Banks (see Note 2)	92,043
Balance at September 30, 2017	$138,910

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and is written down to its implied fair value. Subsequent increases in goodwill values are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2017 or the year ended December 31, 2016.

The change in balance for core deposit intangibles during the year is as follows:

	Core deposit intangible
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning Balance	$4,048	$5,616	$4,563	$6,695
Addition from merger with Clayton Banks (see Note 2)	9,060	—	9,060	—
Less: amortization expense	(558)	(526)	(1,073)	(1,605)
Ending Balance	$12,550	$5,090	$12,550	$5,090

On July 31, 2017, the Company recorded $9,060 of core deposit intangibles resulting from the merger with the Clayton Banks, which is being amortized over a weighted average life of approximately 3 years. The estimated aggregate amortization expense of core deposit intangibles for each of the next five years and thereafter is as follows:

Remainder of 2017	$754
December 31, 2018	2,780
December 31, 2019	2,394
December 31, 2020	2,008
December 31, 2021	1,622
Thereafter	2,992
$12,550

Additionally, the Company recognized an identifiable intangible asset related to favorable lease terms of $587 to be amortized into occupancy and equipment expense over the life of the lease, currently expected to be 6.5 years. Note 2 – “Mergers and acquisitions” includes additional discussion related to the goodwill and other intangibles recognized in the merger with the Clayton Bank.

Note (7)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Carrying value prior to policy change	$48,464	$40,382	$32,070	$29,711
Fair value impact of change in accounting policy (See Note 1)	—	—	1,011	—
Carrying value at beginning of period	48,464	40,382	33,081	29,711
Capitalization	15,965	11,107	45,624	30,890
Amortization	—	(2,796)	—	(6,221)
Sales	—	—	(11,935)	—
Impairment	—	(2,402)	—	(8,089)
Change in fair value:
Due to pay-offs/pay-downs	(975)	—	(1,772)	—
Due to change in valuation inputs or assumptions	(408)	—	(1,952)	—
Carrying value at June 30	$63,046	$46,291	$63,046	$46,291

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Servicing income:
Servicing income	$3,463	$3,661	$8,958	$8,312
Change in fair value of mortgage servicing rights	(1,383)	—	(3,724)	—
Change in fair value of mortgage servicing rights hedging instruments	490	—	490	—
Gross servicing income	2,570	3,661	5,724	8,312
Servicing expenses:
Servicing asset amortization	—	2,796	—	6,221
Servicing asset impairment	—	2,402	—	8,089
Loss on sale of mortgage servicing rights	—	—	249	—
Other servicing expenses	1,043	686	3,181	1,632
Gross servicing expenses	1,043	5,884	3,430	15,942
Net servicing income (loss)	$1,527	$(2,223)	$2,294	$(7,630)

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Unpaid principal balance	$5,549,662	$2,833,958
Weighted-average prepayment speed (CPR)	9.30%	8.40%
Estimated impact on fair value of a 10% increase	(2,579)	(1,256)
Estimated impact on fair value of a 20% increase	(4,985)	(2,434)
Discount rate	9.79%	9.54%
Estimated impact on fair value of a 100 bp increase	(2,486)	(1,394)
Estimated impact on fair value of a 200 bp increase	(4,782)	(2,679)
Weighted-average coupon interest rate	3.93%	3.59%
Weighted-average servicing fee (basis points)	28	27
Weighted-average remaining maturity (in months)	337	328

From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the nine months ended September 30, 2017, the Company sold $11,935 of mortgage servicing rights on $1,086,465 of serviced mortgage loans. As of September 30, 2017, there were no loans being serviced that related to bulk sale of mortgage servicing rights. At December 31, 2016, the Company subserviced $3,332,903 relating to mortgage servicing rights sold during the last half of 2016.

During the end of the second quarter of 2017, the Company began hedging the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. As of September 30, 2017, the MSR asset was fully hedged with respect to changes in the underlying interest rates (see Note 10).

Note (8)—Income taxes:

In connection with the initial public offering, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on September 16, 2016. During the third quarter of 2016, the net deferred tax liability increased $13,181 from the conversion in taxable status. The net deferred tax liability is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma statements of income for the three and nine months ended September 30, 2016.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the three months ended
	September 30,
	2017	2016
Current	$4,328	$1,579
Deferred	274	13,193
Total	$4,602	$14,772

	For the nine months ended
		September 30,
	2017	2016
Current	$8,375	$2,707
Deferred	8,226	14,239
Total	$16,601	$16,946

Federal income tax expense for the three and nine months ended September 30, 2017 and 2016 differs from the statutory federal rate of 35% due to the following:

	For the three months ended
	September 30,
	2017	2016
Federal taxes calculated at statutory rate	$4,547	$3,338
Increase (decrease) resulting from:
State taxes, net of federal benefit	528	524
Conversion as of September 16, 2016 to C Corporation	—	13,181
Benefit of equity based compensation	(384)	—
Other	(89)	(2,271)
Income tax expense, as reported	$4,602	$14,772

	For the nine months ended
		September 30,
	2017	2016
Federal taxes calculated at statutory rate	$16,086	$3,338
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,879	2,607
Conversion as of September 16, 2016 to C Corporation	—	13,181
Benefit of equity based compensation	(883)	—
Other	(481)	(2,180)
Income tax expense, as reported	$16,601	$16,946

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The components of the net deferred tax liability at September 30, 2017 and December 31, 2016, are as follows:

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$9,196	$8,516
Amortization of core deposit intangible	1,023	996
Compensation related	7,306	7,552
Unrealized loss on securities	884	2,462
Other	6,248	2,430
Subtotal	24,657	21,956
Deferred tax liabilities:
FHLB stock dividends	(827)	(827)
Depreciation	(6,417)	(6,548)
Mortgage servicing rights	(24,689)	(12,558)
Other	(7,106)	(6,203)
Subtotal	(39,039)	(26,136)
Net deferred tax liability	$(14,382)	$(4,180)

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

Tax periods for all fiscal years after 2013 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

Note (9)—Commitments and contingencies:

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

	September 30,	December 31,
	2017	2016
Commitments to extend credit, excluding interest rate lock commitments	$951,679	$579,879
Letters of credit	26,774	22,547
Balance at end of period	$978,453	$602,426

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,137 and $1,722 and $2,907 and $5,167 for the three and nine months ended September 30, 2017 and 2016, respectively. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$3,037	$2,859	$2,659	$2,156
Provision for loan repurchases or indemnifications	410	470	794	1,173
Recoveries on previous losses	—	—	—	—
Losses on loans repurchased or indemnified	(27)	13	(33)	13
Balance at end of period	$3,420	$3,342	$3,420	$3,342

Note (10)—Derivatives:

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for a mortgage loan are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets.  The Company also enters into mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

The Company enters into forward commitments, futures and options contracts that are not designated as hedging instruments as economic hedges of the change in the fair value of its MSRs. Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with customer contracts, the Company enters into an offsetting derivative contract. The Company manages its credit risk, or potential risk of default by its commercial customers through credit limit approval and monitoring procedures.

In June of 2017, the Company entered into two interest rate swap agreements with notional amounts totaling $30,000 to hedge interest rate exposure on outstanding subordinate debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of September 30, 2017, the fair value of these contracts was $0.

In July of 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps are designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of short-term FHLB borrowings obtained in conjunction with the Clayton Bank acquisition. Under these contracts, the Company receives a variable rate of interest and pays a fixed rate of interest. As of September 30, 2017, the fair value of these contracts was $283 included in those designated as hedging below.

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

The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	September 30, 2017
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$139,545	$1,456	$1,456
Forward commitments	851,000	154	—
Interest rate-lock commitments	540,672	8,423	—
Futures contracts	350,000	—	978
Total	$1,881,217	$10,033	$2,434

	December 31, 2016
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$22,243	$586	$586
Forward commitments	829,000	12,731	—
Interest rate-lock commitments	532,920	6,428	—
Futures contracts	—	—	—
Total	$1,384,163	$19,745	$586

	September 30, 2017
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$130,000	$283	$—
Total	$130,000	$283	$—

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Included in mortgage banking income	$486	$(1,043)	$1,995	$10,922
Forward commitments:
Included in mortgage banking income	(4,221)	(4,374)	(11,469)	(21,149)
Futures contracts
Included in mortgage banking income	66	—	66	—
Total	$(3,669)	$(5,417)	$(9,408)	$(10,227)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in other interest expense	$150	—	$150	—

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Designated as hedging:
Amount of gain recognized in other comprehensive income, net of tax	$172	—	$172	—

Note (11)—Fair value of financial instruments:

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

Other real estate owned—Other real estate owned (“REO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations and excess land and facilities held for sale. REO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.

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

The following methods were used to estimate the fair value of the Company’s financial instruments:

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value
September 30, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$97,165	$97,165	$—	$—	$97,165
Available-for-sale securities	543,282	—	539,678	3,604	543,282
Federal Home Loan Bank Stock	11,152	—	—	11,152	11,152
Loans, net	3,091,080	—	2,999,008	78,920	3,077,928
Loans held for sale	466,369	—	466,369	—	466,369
Interest receivable	11,218	—	11,218	—	11,218
Mortgage servicing rights	63,046	—	—	63,046	63,046
Derivatives	10,316	—	10,316	—	10,316
Financial liabilities:
Deposits:
Without stated maturities	$3,051,322	$3,051,322	$—	$—	$3,051,322
With stated maturities	667,216	—	662,988	—	662,988
Securities sold under agreement to repurchase	14,556	14,556	—	—	14,556
Short term borrowings	52,766	52,766	—	—	52,766
Interest payable	1,262	367	895	—	1,262
Long-term debt	143,533	—	148,136	—	148,136
Derivatives	2,434	—	2,434	—	2,434

		Fair Value
December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,327	$136,327	$—	$—	$136,327
Available-for-sale securities	582,183	—	577,634	4,549	582,183
Federal Home Loan Bank Stock	7,743	—	—	7,743	7,743
Loans, net	1,827,037	—	1,822,054	1,281	1,823,335
Loans held for sale	507,442	—	507,442	—	507,442
Interest receivable	7,241	—	7,241	—	7,241
Mortgage servicing rights, net	32,070	—	—	33,081	33,081
Derivatives	19,745	—	19,745	—	19,745
Financial liabilities:
Deposits:
Without stated maturities	$2,280,531	$2,280,531	$—	$—	$2,280,531
With stated maturities	391,031	—	390,484	—	390,484
Securities sold under agreement to repurchase	21,561	21,561	—	—	21,561
Short term borrowings	150,000	150,000	—	—	150,000
Interest payable	620	237	383	—	620
Long-term debt	44,892	—	47,377	—	47,377
Derivatives	586	—	586	—	586

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at September 30, 2017 are presented in the following tables:

At September 30, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$992	$—	$992
Mortgage-backed securities	—	418,794	—	418,794
Municipals, tax-exempt	—	106,950	—	106,950
Treasury securities	—	8,819	—	8,819
Equity securities	—	4,123	3,604	7,727
Total	$—	$539,678	$3,604	$543,282
Loans held for sale	—	466,369	—	466,369
Mortgage servicing rights	—	—	63,046	63,046
Derivatives	—	10,316	—	10,316
Financial Liabilities:
Derivatives	$—	$2,434	$—	$2,434

The balances and levels of the assets measured at fair value on a non-recurring basis at September 30, 2017 are presented in the following tables:

At September 30, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$8,704	$8,704
Impaired loans:
Commercial and industrial	—	—	2,659	2,659
Construction			4,295
Residential real estate:
1-4 family mortgage	—	—	22,948	22,948
Commercial real estate:	—	—		—
Owner occupied			8,306
Non-owner occupied	—	—	13,912	13,912
Consumer and other	—	—	26,800	26,800
Total	$—	$—	$78,920	$78,920

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2016 are presented in the following tables:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$985	$—	$985
Mortgage-backed securities	—	443,908	—	443,908
Municipals, tax-exempt	—	116,923	—	116,923
Treasury securities	—	11,757	—	11,757
Equity securities	—	4,061	4,549	8,610
Total	$—	$577,634	$4,549	$582,183
Loans held for sale	—	507,442	—	507,442
Derivatives	—	19,745	—	19,745
Financial Liabilities:
Derivatives	$—	$586	$—	$586

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2016 are presented in the following tables:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,315	$2,315
Mortgage servicing rights	—	—	32,070	32,070
Impaired Loans:
Commercial and industrial	—	—	542	542
Residential real estate:
1-4 family mortgage	—	—	103	103
Commercial real estate:
Owner occupied	—	—	635	635
Consumer and other	—	—	1	1
Total	$—	$—	$1,281	$1,281

There were no transfers between Level 1, 2 or 3 during the periods presented.

The following table summarizes changes in fair value on available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2017 and 2016.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

	Available-for-sale securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$4,549	$4,856	$4,549	$4,856
Realized gains included in net income	—	—	—	—
Unrealized gains included in other comprehensive income	—	—	—	—
Impairment of equity securities	(945)	—	(945)	—
Purchases	—	—	—	—
Capital distribution	—	(307)	—	(307)
Balance at end of period	$3,604	$4,549	$3,604	$4,549

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

The following table presents information as of September 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$78,920	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$8,704	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

The following table presents information as of December 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$1,281	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$2,315	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%
Mortgage servicing rights, net	$33,081	Discounted cash flows	See Note 7	See Note 7

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics.

Fair value option

The Company elected to measure all loans originated for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.

Net (losses) gains of $(272) and $5,843 and $9,198 and $12,638 resulting from fair value changes of the mortgage loans were recorded in income during the three and nine months ended September 30, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $13,575 at September 30, 2017 and are included in loans held for sale on the accompanying consolidated balance sheets. Amounts related to previous periods were not significant.

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

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$452,794	$424,081	$28,713
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2016
Mortgage loans held for sale measured at fair value	$507,442	$501,503	$5,939
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Note (12)—Segment reporting:

The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer (“CEO”), the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through the Mortgage segment utilizing mortgage offices outside of the geographic footprint of the Banking operations as well as internet and correspondent delivery channels. Additionally, the Mortgage Segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The residential mortgage products and services originated in our Banking footprint and related revenues and expenses are included in our Banking segment. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.

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

The following tables provides segment financial information for the three and nine months ended September 30, 2017 and 2016 follows:

Three Months Ended September 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$43,741	$(131)	$43,610
Provision for loan loss	(784)	—	(784)
Mortgage banking income	7,498	24,729	32,227
Change in fair value of mortgage servicing rights (1)	—	(893)	(893)
Other noninterest income	6,486	—	6,486
Depreciation	972	125	1,097
Amortization of intangibles	558	—	558
Loss on sale of mortgage servicing rights	—	—	—
Other noninterest mortgage banking expense	6,216	19,632	25,848
Other noninterest expense (2)	41,721	—	41,721
Income before income taxes	9,042	3,948	12,990
Income tax expense			4,602
Net income			8,388
Total assets	$4,056,901	$525,042	$4,581,943
Goodwill	138,810	100	138,910
(1) Included in mortgage banking income.
(2) Included $15,711 in merger and conversion expenses related to the merger with the Clayton Banks.

Three Months Ended September 30, 2016	Banking	Mortgage	Consolidated
Net interest income	$28,158	$(541)	$27,617
Provision for loan loss	71	—	71
Mortgage banking income	8,878	28,060	36,938
Other noninterest income	7,024	—	7,024
Depreciation	927	45	972
Amortization of intangibles	526	—	526
Amortization and impairment of mortgage servicing rights	—	5,198	5,198
Other noninterest mortgage banking expense	7,293	18,501	25,794
Other noninterest expense (1)	23,039	—	23,039
Income before income taxes	12,204	3,775	15,979
Income tax expense			14,772
Net income			1,207
Total assets	$2,661,116	$526,064	$3,187,180
Goodwill	46,767	100	46,867

(1)	Included $1,122 in merger and conversion expenses related to the merger with NWGB.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Nine Months Ended September 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$103,596	$692	$104,288
Provision for loan loss	(1,906)	—	(1,906)
Mortgage banking income	20,282	69,605	89,887
Change in fair value of mortgage servicing rights (1)	—	(3,234)	(3,234)
Other noninterest income	17,911	—	17,911
Depreciation	2,697	393	3,090
Amortization of intangibles	1,073	—	1,073
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	16,420	56,587	73,007
Other noninterest expense (2)	87,358	—	87,358
Income before income taxes	36,147	9,834	45,981
Income tax expense			16,601
Net income			29,380
Total assets	$4,056,901	$525,042	$4,581,943
Goodwill	138,810	100	138,910

(1)	Included in mortgage banking income
(2)	Included $16,965 in merger and conversion expenses related to the merger with the Clayton Banks.

Nine Months Ended September 30, 2016	Banking	Mortgage	Consolidated
Net interest income	$83,389	$(1,471)	$81,918
Provision for loan loss	(727)	—	(727)
Mortgage banking income	22,237	69,337	91,574
Other noninterest income	21,779	—	21,779
Depreciation and amortization	2,729	265	2,994
Amortization of intangibles	1,605	—	1,605
Amortization and impairment of mortgage servicing rights	—	14,310	14,310
Other noninterest mortgage banking expense	15,223	47,360	62,583
Other noninterest expense (1)	65,979	—	65,979
Income before income taxes	42,596	5,931	48,527
Income tax expense			16,946
Net income			31,581
Total assets	$2,661,116	$526,064	$3,187,180
Goodwill	46,767	100	46,867
(1)	Included $3,268 in merger and conversion expenses related to the merger with NWGB.

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit had a prime interest rate of 4.25% and 3.50% as of September 30, 2017 and 2016, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $4,274 and $3,472 and $11,656 and $8,555 for the three and nine months ended September 30, 2017 and 2016, respectively.

Note (13)—Minimum capital requirements:

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

For September 30, 2017 and December 31, 2016 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2017 and December 31, 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of September 30, 2017, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The table below includes new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservative buffer will be fully phased in January 1, 2019 at 2.5 percent.

Actual and required capital amounts and ratios are presented below at period-end:

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital (to risk-weighted assets)
FB Financial Corporation	$481,360	12.18%	$316,164	8.0%	$365,565	9.25%	N/A	N/A
FirstBank	449,795	11.31%	318,157	8.0%	367,869	9.25%	$397,697	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$457,878	11.58%	$237,242	6.0%	$286,668	7.25%	N/A	N/A
FirstBank	426,313	10.72%	238,608	6.0%	288,318	7.25%	$238,608	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$457,878	11.35%	$161,367	4.0%	N/A	N/A	N/A	N/A
FirstBank	426,313	10.58%	161,177	4.0%	N/A	N/A	$201,471	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$427,878	10.82%	$177,953	4.5%	$227,384	5.75%	N/A	N/A
FirstBank	426,313	10.72%	178,956	4.5%	228,666	5.75%	$258,492	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
FB Financial Corporation	$338,893	13.03%	$208,069	8.0%	$224,325	8.63%	N/A	N/A
FirstBank	304,018	11.72%	207,521	8.0%	223,733	8.63%	$259,401	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$317,146	12.19%	$156,101	6.0%	$172,362	6.63%	N/A	N/A
FirstBank	282,271	10.88%	155,664	6.0%	171,879	6.63%	$155,664	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	$126,227	4.0%	N/A	N/A	N/A	N/A
FirstBank	282,271	8.95%	126,155	4.0%	N/A	N/A	$157,693	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$287,146	11.04%	$117,043	4.5%	$133,299	5.13%	N/A	N/A
FirstBank	282,271	10.88%	116,748	4.5%	132,963	5.13%	$168,636	6.5%

Note (14)—Stock-Based Compensation:

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

The following table summarizes information about vested and unvested restricted stock units outstanding at September 30, 2017 and 2016:

	For the nine months ended
	September 30,
	2017		2016
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,200,848	$19.00	—
Conversion of deferred compensation plan	—	19.00	157,895	19.00
Conversion of equity based incentive (EBI) plans	—	19.00	125,684	19.00
Grants	103,714	33.91	1,077,058	19.00
Released and distributed (vested)	93,315	19.00	44,590	19.00
Forfeited/expired	3,133	19.00	—
Balance at end of period	1,208,114	$19.67	1,405,227	19.00

The total fair value of restricted stock units vested and released was $427 and $1,773 for the three and nine months ended September 30, 2017, respectively, and $847 and $847 for the three and nine months ended September 30, 2016, respectively.

The compensation cost related to stock grants and vesting of restricted stock units was $1,850 and $5,004 for the three and nine months ended September 30, 2017, respectively, and $3,373 and 3,373 for the three and nine months ended September 30, 2016, respectively. This included $210 and $487 paid to Company independent directors during the three and nine months ended September 30, 2017 related to one time IPO grants and director compensation elected to be settled in stock. There were no such director grants during the nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016, there were $14,199 and $15,721, respectively, of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.94 years and 3.66 years, respectively.

At September 30, 2017 and December 31, 2016, there were 67,470 and 180,447 units valued at $2,545 and $4,683, respectively, remaining in the equity based incentive plans for employees who elected cash settlement of EBI units. Expense related to the cash settled EBI for the three and nine months ended September 30, 2017 was $280 and $762, respectively and $337 for the three and nine months ended September 30, 2016.

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price was 85% with respect to the first offering period ended in 2016, and is 95% with respect to the subsequent offering periods, of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). There were 18,658 shares issued under the ESPP during the three and nine months ended September 30, 2017. There were no such issuances during the three and nine months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, there were 2,460,965 shares and 2,479,623 shares, respectively, available for issuance under the ESPP.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (15)—Related party transactions:

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

An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2017	$27,370
New loans and advances	2,807
Repayments	(3,745)
Loans outstanding at September 30, 2017	$26,432

Unfunded commitments to certain executive officers and directors and their associates totaled $7,017 and $6,838 at September 30, 2017 and December 31, 2016, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $116,734 and $150,373 as of September 30, 2017 and December 31, 2016, respectively.

(C) Leases:

The Bank leases various office spaces from entities related to the majority shareholder and his son, who is also a Director of the Company, under varying terms. The Company had $142 and $158 in unamortized leasehold improvements related to these leases at September 30, 2017 and December 31, 2016, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $127 and $128 and $377 and $392 for the three and nine months ended September 30, 2017 and 2016, respectively.

(D) Subordinated debt:

On February 12, 1996, the Company borrowed $775 from the shareholder through a term subordinated note. On August 26, 1999, the Company borrowed $3,300 from the shareholder through a term subordinated note. On June 30, 2006, the Company borrowed $6,000 from the shareholder through a term subordinated note. The total of $10,075 was repaid with cash proceeds from the sale of common stock in the initial public offering, as discussed in Note 1. The Company paid interest payments related to these subordinated debentures to the shareholder amounting to approximately $106 and $230 for the three and nine months ended September 30, 2016, respectively.

(E) Investment securities transactions:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $200 and $1,145 as of September 30, 2017 and December 31, 2016, respectively.

(F) Aviation time sharing agreement:

Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by the majority shareholder and his son, who is also a Director of the Company. This replaces the previous agreement dated December 21, 2012. During the three and nine months ended September 30, 2017 and 2016, the Company made payments of $44 and $267  and $71 and $299, respectively, under these agreements.

ITEM 2—Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at September 30, 2017 and December 31, 2016 and our results of operations for the three and nine months ended September 30, 2017 and 2016, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (this “Report”).

Cautionary note regarding forward-looking statements

Certain statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include statements relating to our projected growth, our anticipated future financial performance, our financial condition, our credit quality, management’s long-term performance goals, the anticipated benefits, costs and financial impact of our acquisition of Clayton Bank and Trust and American City Bank, the performance of the banking and mortgage industry and the condition of the economy in general, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies.  These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions.

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

Critical accounting policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry.  Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgments necessary to prepare our financial statements.  Our critical accounting policies are described in our Annual Report under the captions “Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies” and “Item 8 – Financial Statement and Supplementary Data – Notes to consolidated financial statements.” Subsequent adoptions are further described in “Part I. Financial Information – Notes to Consolidated Financial Statements” of this Report.

Overview

We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At September 30, 2017, our footprint included 63 full-service bank branches serving the following Metropolitan Statistical areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville (AL) and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations in our banking footprint, trust and investment services and deposit-related fees. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate outside our Banking footprint or through our internet delivery channels and from servicing these mortgage loans. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, Federal Home Loan Bank advances, brokered and internet deposits, and other borrowings.

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the period indicated:

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
	2017	2016	2017	2016	2016
Statement of Income Data
Total interest income	$48,415	$30,005	$114,582	$88,927	$120,494
Total interest expense	4,805	2,388	10,294	7,009	9,544
Net interest income	43,610	27,617	104,288	81,918	110,950
Provision for loan losses	(784)	71	(1,906)	(727)	(1,479)
Total noninterest income	37,820	43,962	104,564	113,353	144,685
Total noninterest expense	69,224	55,529	164,777	147,471	194,790
Net income before income taxes	12,990	15,979	45,981	48,527	62,324
Income tax expense	4,602	14,772	16,601	16,946	21,733
Net income	8,388	1,207	29,380	31,581	40,591
Net interest income (tax—equivalent basis)	44,281	28,213	106,402	83,625	113,311
Per Common Share
Basic net income	0.28	0.07	1.10	1.80	2.12
Diluted net income	0.27	0.07	1.08	1.80	2.10
Book value(1)	18.76	13.73	18.76	13.73	13.71
Tangible book value(5)	13.77	11.56	13.77	11.56	11.58
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	4,602	5,946	16,601	18,115	22,902
Pro forma net income	8,388	10,033	29,380	30,412	39,422
Pro forma net income per common share—basic	0.28	0.55	1.10	1.73	2.06
Pro forma net income per common share—diluted	0.27	0.55	1.08	1.73	2.04
Selected Balance Sheet Data
Cash and due from banks	67,070	51,292	67,070	51,292	50,157
Loans held for investment	3,114,562	1,793,343	3,114,562	1,793,343	1,848,784
Allowance for loan losses	(23,482)	(23,290)	(23,482)	(23,290)	(21,747)
Loans held for sale	466,369	486,601	466,369	486,601	507,442
Available-for-sale securities, fair value	543,282	553,357	543,282	553,357	582,183
Other real estate owned, net	13,812	8,964	13,812	8,964	7,403
Total assets	4,581,943	3,187,180	4,581,943	3,187,180	3,276,881
Customer deposits	3,614,220	2,638,540	3,614,220	2,638,540	2,670,031
Brokered and internet time deposits	104,318	1,532	104,318	1,532	1,531
Total deposits	3,718,538	2,640,072	3,718,538	2,640,072	2,671,562
Borrowings	196,299	125,291	196,299	125,291	194,892
Total shareholders' equity	572,528	329,108	572,528	329,108	330,498
Selected Ratios
Return on average:
Assets(2)	0.80%	0.16%	1.14%	1.44%	1.35%
Shareholders' equity(2)	6.05%	1.74%	9.17%	16.26%	14.68%
Average shareholders' equity to average assets	13.22%	9.17%	12.41%	8.85%	9.22%
Net interest margin (tax-equivalent basis)	4.61%	4.05%	4.50%	4.15%	4.10%
Efficiency ratio	85.01%	77.58%	78.90%	75.52%	76.20%
Adjusted efficiency ratio (tax-equivalent basis)(5)	64.43%	69.65%	68.84%	69.59%	70.59%
Loans held for investment to deposit ratio	83.76%	67.93%	83.76%	67.93%	69.20%
Yield on interest-earning assets	5.10%	4.40%	4.93%	4.49%	4.45%
Cost of interest-bearing liabilities	0.71%	0.48%	0.62%	0.48%	0.48%
Cost of total deposits	0.46%	0.30%	0.39%	0.29%	0.29%
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	0.80%	1.32%	1.14%	1.39%	1.31%
Pro forma return on average equity(2)(4)	6.05%	14.43%	9.17%	15.66%	14.25%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.75%	1.30%	0.75%	1.30%	1.18%
Allowance for loan losses to nonperforming loans	261.29%	212.42%	261.29%	212.42%	216.22%
Nonperforming loans to loans, net of unearned income	0.29%	0.61%	0.29%	0.61%	0.54%
Capital Ratios (Company)
Shareholders' equity to assets	12.50%	10.33%	12.50%	10.33%	10.09%
Tier 1 capital (to average assets)	11.38%	10.32%	11.38%	10.32%	10.05%
Tier 1 capital (to risk-weighted assets(3)	11.50%	12.37%	11.50%	12.37%	12.19%
Total capital (to risk-weighted assets)(3)	12.09%	13.32%	12.09%	13.32%	13.03%
Tangible common equity to tangible assets(5)	9.49%	8.84%	9.49%	8.84%	8.65%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.75%	11.16%	10.75%	11.16%	11.04%
Capital Ratios (Bank)
Shareholders' equity to assets	12.46%	10.12%	12.46%	10.12%	9.94%
Tier 1 capital (to average assets)	10.60%	9.12%	10.60%	9.12%	8.95%
Tier 1 capital (to risk-weighted assets)(3)	10.72%	10.96%	10.72%	10.96%	10.88%
Total capital to (risk-weighted assets)(3)	11.31%	11.91%	11.31%	11.91%	11.72%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.72%	10.96%	10.72%	10.96%	10.88%
(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding as of September 30, 2017 and 2016 and December 31, 2016 was 30,526,592 and 23,975,122 and 24,107,660, respectively.

(2)

We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average assets and average equity, as the case may be, for that period. We have calculated our pro forma return on average assets and pro forma return on average equity for a period by calculating our pro forma net income for that period as described in footnote 5 below and dividing that by our average assets and average equity, as the case be, for that period. We calculate our average assets and average equity for a period by dividing the sum of our total asset balance or total shareholder’s equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period.

(3)

We calculate our risk-weighted assets using the standardized method of the Basel III Framework as of September 30, 2017 and December 31, 2016 and the Basel II Framework for September 30, 2016, as implemented by the Federal Reserve and the FDIC.

(4)

We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of  37.21%, 37.33% and 36.75% for the three and nine months ended September 30, 2016 and for the year ended December 31, 2016, respectively, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

(5)

These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.

GAAP reconciliation and management explanation of non-GAAP financial measures

We identify certain financial measures discussed in this Report as being “non-GAAP financial measures.” The non-GAAP financial measures presented in this Report are adjusted efficiency ratio (tax-equivalent basis), tangible book value per common stock and tangible common equity to tangible assets.

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

The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our selected historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have presented in our selected historical consolidated financial data when comparing such non-GAAP financial measures. The following discussion and reconciliations provide a more detailed analysis of these non-GAAP financial measures.

Adjusted efficiency ratio (tax-equivalent basis)

The adjusted efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes securities gains (losses), merger-related and conversion expenses, one time IPO equity grants and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year ended December 31,
(dollars in thousands, except per share data)	2017	2016	2017	2016	2016
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$69,224	$55,529	$164,777	$147,471	$194,790
Less vesting of one time equity grants	—	2,960	—	2,960	2,960
Less variable compensation charge related to cash settled equity awards previously issued	—	213	635	213	1,254
Less merger and conversion expenses	15,711	1,122	16,965	3,268	3,268
Less impairment of MSRs	—	2,402	—	8,089	4,678
Less loss on sale of MSRs	—	—	249	—	4,447
Adjusted noninterest expense	$53,513	$48,832	$146,928	$132,941	$178,183
Net interest income (tax-equivalent basis)	$44,281	$28,213	$106,402	$83,625	$113,311
Total noninterest income	37,820	43,962	104,564	113,353	144,685
Less change in fair value on MSRs	(893)	—	(3,234)	—	—
Less gain on sales of other real estate	75	1,646	846	1,504	1,282
Less (loss) gain on other assets	(389)	7	(350)	24	(103)
Less gain on securities	254	416	284	4,407	4,407
Adjusted noninterest income	$38,773	$41,893	$107,018	$107,418	$139,099
Adjusted operating revenue	$83,054	$70,106	$213,420	$191,043	$252,410
Efficiency ratio (GAAP)	85.01%	77.58%	78.90%	75.52%	76.20%
Adjusted efficiency ratio (tax-equivalent basis)	64.43%	69.65%	68.84%	69.59%	70.59%

Tangible book value per common stock and tangible common equity to tangible assets

Tangible book value per common stock and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by the Company’s management to evaluate capital adequacy.  Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the Company’s capital position to other companies.  The most directly comparable financial measures calculated in accordance with GAAP are book value per common stock and our total shareholders’ equity to total assets.

The following table presents, as of the dates set forth below, reconciliations of our tangible common equity to our total shareholders’ equity, our tangible book value per share to our book value per share and our tangible common equity to tangible assets to our total shareholders’ equity to total assets:

	As of September 30,		As of December 31,
(dollars in thousands, except per share data)	2017	2016	2016
Tangible Assets
Total assets	$4,581,943	$3,187,180	$3,276,881
Adjustments:
Goodwill	(138,910)	(46,867)	(46,867)
Core deposit intangibles	(12,550)	(5,090)	(4,563)
Other intangibles	(572)	—	—
Tangible assets	$4,429,911	$3,135,223	$3,225,451
Tangible Common Equity
Total shareholders' equity	$572,528	$329,108	$330,498
Adjustments:
Goodwill	(138,910)	(46,867)	(46,867)
Core deposit intangibles	(12,550)	(5,090)	(4,563)
Other intangibles	(572)	—	—
Tangible common equity	$420,496	$277,151	$279,068
Common shares outstanding	30,526,592	23,975,122	24,107,660
Book value per common share	$18.76	$13.73	$13.71
Tangible book value per common share	13.77	11.56	11.58
Total shareholders' equity to total assets	12.50%	10.33%	10.09%
Tangible common equity to tangible assets	9.49%	8.84%	8.65%

Mergers and acquisitions

Clayton Bank and Trust and American City Bank

Effective July 31, 2017, the Company and FirstBank completed the previously-announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement dated February 8, 2017, as amended on May 26, 2017, with Clayton HC, Inc., a Tennessee Corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller. The transaction was valued at approximately $236.5 million. The Company issued 1,521,200 shares of common stock and paid approximately $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. After a preliminary purchase price allocation, the Clayton Banks merger added approximately $1,214.0 million in total assets, $1,060.5 million in loans, and $979.5 million in deposits. Operating results for 2017 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks subsequent to the acquisition date. Substantially all of the operations of the Clayton Banks are included in the Banking segment. The Clayton Banks will continue to be operated under their existing names as divisions of FirstBank until conversion of their core systems which is currently planned to be completed during the fourth quarter of 2017. We have incurred merger and conversion expenses connected with this transaction amounting to $15.7 million and $17.0 million during the three and nine months ended September 30, 2017, respectively.

Northwest Georgia Bank

On September 18, 2015, we completed our acquisition of Northwest Georgia Bank, which we refer to as NWGB, pursuant to an Agreement and Plan of Merger dated April 27, 2015. We acquired all of the outstanding shares of stock of NWGB for $1.5 million in cash. NWGB was a 110-year old institution with six branches, serving clients in the Chattanooga, Tennessee MSA, including northern Georgia. We acquired net assets with a fair value of approximately $272 million, which includes a bargain purchase gain of $2.8 million, loans with a fair value of approximately $79 million, and assumed liabilities of approximately $268 million, including deposits with a fair value of approximately $246 million. At the acquisition date, $4.9 million of core deposit intangible assets were recorded. Additionally, we recorded merger and conversion related charges totaling $1,122 million and $3,268 million for the three and nine months ended September 30, 2016, respectively.

Factors affecting comparability of financial results

S Corporation status

From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes, and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 16, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this Report, which do not include any provision for federal income taxes, will not be comparable with our future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Pro forma amounts for income tax expense and basic and diluted earnings per share are presented in the consolidated statements of income assuming the Company’s pro forma tax rates of 37.21% and 37.33% for the three and nine months ended September 30, 2016, respectively, as if it had been a C corporation during those periods.

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

Overview of recent financial performance

Results of operation

For the three months ended September 30, 2017, net income was $8.4 million compared to $1.2 million in the three months ended September 30, 2016. Pre-tax income was $13.0 million in the three months ended September 30, 2017 compared with $16.0 million in the same period in 2016. Diluted earnings per share were $0.27 and $0.07 for the three months ended September 30, 2017 and 2016, respectively. Pro forma net income on a C Corporation basis was $10.0 million and pro forma earnings per share was $0.55 for the three months ended September 30, 2016. Our net income represented a ROAA of 0.80% and 0.16% for the three months ended September 30, 2017 and 2016, respectively, and a ROAE of 6.05% and 1.74% for the same periods. Our ratio of average shareholders’ equity to average assets in the three months ended September 30, 2017 and 2016 was 13.22% and 9.17%, respectively.

For the nine months ended September 30, 2017, net income was $29.4 million compared to $31.6 million in the nine months ended September 30, 2016. Pre-tax income was $46.0 million in the nine months ended September 30, 2017 compared with $48.5 million in the same period in 2016. Diluted earnings per share were $1.08 and $1.80 for the nine months ended September 30, 2017 and 2016, respectively. Pro forma net income was $30.4 million and pro forma earnings per share were $1.73 for the nine months ended September 30, 2016. Our net income represented a ROAA of 1.14% and 1.44% for the nine months ended September 30, 2017 and 2016, respectively, and a ROAE of 9.17% and 16.26% for the same periods. Our ratio of average shareholders’ equity to average assets in the nine months ended September 30, 2017 and 2016 was 12.41% and 8.85%, respectively.

During the three months ended September 30, 2017, net interest income increased to $43.6 million compared to $27.6 million in the three months ended September 30, 2016, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth resulting from the Clayton Banks merger. Our net interest margin, on a tax-equivalent basis, increased to 4.61% for the three months ended September 30, 2017 as compared to 4.05% for the three months ended September 30, 2016, due primarily to accretion associated with the acquisition of the Clayton Banks’ loan portfolio in addition to increased loan rates and fees and collection of nonaccrual interest income during the period. Noninterest income for the three months ended September 30, 2017 compared to the same period in 2016 decreased by $6.1 million, or 14.0%, due primarily to a decline of $4.2 million, or 15.1%, in mortgage banking income.

Noninterest expense also increased to $69.2 million for the three months ended September 30, 2017 compared to $55.5 million for the three months ended September 30, 2016, reflecting a $14.6 million increase in merger and conversion costs resulting from the Clayton Banks transaction. This was also offset by the impact of the change to fair value election on MSRs as of January 1, 2017.

During the nine months ended September 30, 2017, net interest income increased to $104.3 million compared to $81.9 million in the nine months ended September 30, 2016, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth resulting from the Clayton Banks merger. Our net interest margin, on a tax-equivalent basis, increased to 4.50% for the nine months ended September 30, 2017 as compared to 4.15% for the nine months ended September 30, 2016 due to the impact of the product mix acquired from the Clayton Banks, an increase in accretion from the Clayton Banks’ loan mark, increased loan rates and fees and the collection of nonaccrual interest income during the period in addition to our continued efforts to maintain our cost of funds, loan growth and increased volume in loans held for sale. Noninterest income for the nine months ended September 30, 2017 compared to the same period in 2016 decreased by $8.8 million, or 7.8%, primarily due to decreased mortgage banking income and gains from securities.

Noninterest expense also increased to $164.8 million for the nine months ended September 30, 2017 compared to $147.5 million for the nine months ended September 30, 2016, reflecting a $13.7 million increase in merger and conversion costs resulting from the Clayton Banks transaction and continued increases in personnel costs associated with our growth offset by the impact of the change to fair value election on MSRs as of January 1, 2017.

Financial condition

Our total assets increased by 39.8% to $4.58 billion at September 30, 2017 as compared to $3.28 billion at December 31, 2016, due to a $1,265.8 million increase in loans held for investment to $3.11 billion, which included loans acquired from the Clayton Banks with a fair value of $1,060.5 million as of July 31, 2017, offset by a decline in loans held for sale of $41.1 million to $466.4 million at September 30, 2017.

We grew total deposits by 39.2% to $3.72 billion as compared to $2.67 billion at December 31, 2016. Included in this increase were deposits acquired from the Clayton Banks with a fair value of $979.5 million as of July 31, 2017. Noninterest bearing deposits as a percentage of total deposits was 24.9% at September 30, 2017 compared to 26.1% at December 31, 2016.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See “Part I. Financial Information – Notes to Consolidated Financial Statements – Note (12) – Segment reporting” in this Report.

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

As discussed above, the mortgage retail origination activities within the Banking segment contributed the following to Banking segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mortgage banking income	$7,498	$8,878	$20,282	$22,237
Noninterest expense	6,216	7,293	16,420	15,223

Banking

Income before taxes decreased by $3.2 million, or 25.9%, in the three months ended September 30, 2017 to $9.0 million as compared to $12.2 million in the three months ended September 30, 2016 due primarily to increased net interest income of $15.6 million primarily attributable to the Clayton Banks acquisition offset by an increase in merger and conversion costs associated with the transaction of $14.6 million.

Income before taxes decreased by $6.4 million, or 15.1%, in the nine months ended September 30, 2017 to $36.1 million as compared to $42.6 million in the nine months ended September 30, 2016. The decrease reflects a decline of $3.2 million, or 81.6%, in mortgage banking contribution from retail origination activities. Noninterest expense increased $22.0 million, primarily due to an increase in merger and conversion costs of $13.7 million in addition to our overall growth and volume coupled with an increase in expenses associated with our retail mortgage closing activities.

Mortgage

Income before taxes from the Mortgage segment increased 4.5% in the three months ended September 30, 2017 to $3.9 million as compared to $3.8 million in the three months ended September 30, 2016 primarily due to increased commitments. Interest rate lock commitment volume increased $182.0 million, or 10.0%, during the three months ended September 30, 2017 primarily due to increased activity in our correspondent channel, which was established during the second quarter of 2016. Noninterest income decreased $4.2 million to $23.8 million for the three months ended September 30, 2017 as compared to $28.1 million for the three months ended September 30, 2016, driven by the change in mix of interest rate lock commitment volume during the period. Additionally, on January 1, 2017, fair value accounting was elected on MSRs; the change in fair value is now included in mortgage banking income and amounted to a $1.4 million charge offset by a hedging gain of $0.5 million during the three months ended September 30, 2017. Previous to this change, amortization and impairment of MSRs was included in noninterest expense and amounted to $5.2 million for the three months ended September 30, 2016. This decline in amortization and impairment was partially offset by an increase in other mortgage noninterest expense related to the correspondent channel and increased production overall. Interest rate lock commitments in the pipeline at September 30, 2017 were $540.7 million compared with $850.5 million at September 30, 2016 and $532.9 million at December 31, 2016.

Income before taxes from the Mortgage segment increased $3.9 million in the nine months ended September 30, 2017 to $9.8 million as compared to $5.9 million in the nine months ended September 30, 2016. This increase is primarily attributable to increases in overall interest rate lock commitment volume driven by growth in our correspondent channel. Interest rate lock commitment volume increased $1,254.2 million for the nine months ended September 30, 2017 to $5,756.6 million as compared to $4,502.4 million for the nine months ended September 30, 2016. Noninterest income decreased $3.0 million to $66.4 million for the nine months ended September 30, 2017 as compared to $69.3 million for the nine months ended September 30, 2016. This decrease was due to a $3.7 million charge related to the change in fair value of the MSRs offset by a hedging gain of $0.5 million during the nine months ended September 30, 2017. Noninterest expense decreased by $4.7 million, mostly attributable to amortization and impairment of MSRs of $14.3 million in the nine months ended September 30, 2016 compared to $0 during the nine months ended September 30, 2017. This was partially offset by increased other expenses, of $9.6 million during the nine months ended September 30, 2017 related to increased sales volume amounting to $4,664.3 million in the nine months ended September 30, 2017, an increase of 61.5% over the same period in the previous year.

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

Net interest income

Our net interest income is primarily affected by the interest rate environment and by the volume and the composition of our interest-earning assets and interest-bearing liabilities. We utilize net interest margin (“NIM”) which represents net interest income, on a tax-equivalent basis, divided by average interest-earning assets, to track the performance of our investing and lending activities. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from amortization and accretion of discounts on acquired loans. Our interest-earning assets include loans, time deposits in other financial institutions and securities available for sale. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased deposits. Our interest-bearing liabilities include deposits, advances from the FHLB, other borrowings and other liabilities.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Net interest income increased 57.9% to $43.6 million in the three months ended September 30, 2017 compared to $27.6 million in the three months ended September 30, 2016. On a tax-equivalent basis, net interest income increased $16.1 million to $44.3 million in the three months ended September 30, 2017 as compared to $28.2 million in the three months ended September 30, 2016. The increase in tax-equivalent net interest income in the three months ended September 30, 2017 was primarily driven by increased volume and rates on loans held for investment resulting in a $16.6 million increase in interest income from loans held for investment.

Interest income, on a tax-equivalent basis, was $49.1 million for the three months ended September 30, 2017, compared to $30.6 million for the three months ended September 30, 2016, an increase of $18.5 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Loan income on loans held for investment, on a tax-equivalent basis, increased $16.6 million to $40.2 million from $23.6 million for the three months ended September 30, 2017 and 2016, respectively, primarily due to increased average loan balances of $955.0 million. The tax-equivalent yield on loans was 5.90%, up 53 basis points from the three months ended September 30, 2016. The increase in yield was primarily due to an increase of 51 basis points attributable to increased rates during the period in addition to increased accretion from loans purchased from the Clayton Banks. Total accretion yielded 0.23% for the three months ended September 30, 2017 compared with 0.19% for the three months ended September 30, 2016, in addition to increased nonaccrual interest collections and syndicated loan fees, which increased 7 basis points and 5 basis points, respectively.

The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)	$34,651	5.08%	$20,106	4.57%
Origination and other loan fee income	2,610	0.38%	2,306	0.52%
Accretion on purchased loans	1,537	0.23%	814	0.19%
Nonaccrual interest collections	1,116	0.16%	407	0.09%
Syndicated fee income	328	0.05%	—	0.00%
Total loan yield	$40,242	5.90%	$23,633	5.37%

(1)	Includes tax-equivalent adjustment using combined rate of 39.225%

Accretion on purchased loans contributed 16 and 12 basis points to the NIM for the three months ended September 30, 2017 and 2016, respectively. Additionally, nonaccrual interest income and syndicated loan fees contributed 12 and 6 basis points to the NIM for the three months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017, interest income on loans held for sale increased by $1.2 million compared to the three months ended September 30, 2016. The increase resulted primarily from increases due to rates of $1.2 million. For the three months ended September 30, 2017, investment income, on a tax-equivalent basis, remained level at $4.0 million for the three months ended September 30, 2017 compared to $3.9 million for the three months ended September 30, 2016. The average balance in the investment portfolio for the three months ended September 30, 2017 was $542.7 million compared to $555.5 million in the three months ended September 30, 2016. The decline in the balance is driven by the use of investment cash flow to fund loan growth and overall asset liability management.

Interest expense was $4.8 million for the three months ended September 30, 2017, an increase of $2.4 million compared to the three months ended September 30, 2016. The increase in interest expense was primarily due to an increase in deposit interest expense driven by overall increased interest rates and growth in deposit volume driven by our merger with the Clayton Banks. Interest expense on deposits was $4.0 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. The cost of total deposits was 0.46% and 0.30% for the three months ended September 30, 2017 and 2016, respectively. The cost of interest-bearing deposits was 0.61% and 0.41% for the same periods. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense to $1.7 million and $1.1 million from $0.7 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, driven by an increase in rate and balances. The rate on money markets was 0.67%, up 25 basis points from the three months ended September 30, 2016. Time deposit interest expense also increased $0.6 million from the three months ended September 30, 2016. Average time deposit balances increased $189.1 million to $589.2 million from $400.1 million during the three months ended September 30, 2017.  The rate on total time deposits was 0.76%, up 19 basis points from the three months ended September 30, 2016. The increase is due to a change in product mix attributable to our merger with the Clayton Banks, which increased average brokered and internet time deposits by $92.8 million during the three months ended September 30, 2017 compared to the same period in 2016. The rate on brokered and internet time deposits carry an inherently higher rate at 1.25% for the three months ended September 30, 2017 than traditional customer time deposits, which carried a rate of 0.66% during the three months ended September 30, 2017 compared to 0.57% in the same period in the previous year, reflecting rate increases. Interest expense on borrowings was $0.9 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, while the cost of total borrowings was 2.52% and 1.46% for the three months ended September 30, 2017 and 2016, respectively. For more information about our subordinated debentures - which were partially paid off during the third quarter of 2016, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Our NIM, on a tax-equivalent basis, increased to 4.61% during the three months ended September 30, 2017 from 4.05% in the three months ended September 30, 2016, primarily as a result of increased loan yield driven by increased contractual rates, accretion on loans purchased from the Clayton Banks and nonaccrual interest income.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2017			2016
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$2,705,265	$40,242	5.90%	$1,750,300	$23,633	5.37%
Loans held for sale	410,434	4,167	4.03%	409,736	2,948	2.86%
Securities:
Taxable	425,281	2,399	2.24%	454,601	2,426	2.12%
Tax-exempt(4)	117,429	1,617	5.46%	100,947	1,440	5.67%
Total Securities(4)	542,710	4,016	2.94%	555,548	3,866	2.77%
Federal funds sold	39,363	76	0.77%	14,748	18	0.49%
Interest-bearing deposits with other financial institutions	108,185	448	1.64%	32,262	71	0.88%
FHLB stock	8,892	137	6.11%	6,528	65	3.96%
Total interest earning assets(4)	3,814,849	49,086	5.10%	2,769,122	30,601	4.40%
Noninterest Earning Assets:
Cash and due from banks	55,485			46,440
Allowance for loan losses	(23,875)			(23,493)
Other assets(3)	316,019			223,601
Total noninterest earning assets	347,629			246,548
Total assets	$4,162,478			$3,015,670
Interest-bearing liabilities:
Interest bearing deposits:
Customer time deposits	$493,992	$825	0.66%	$397,669	$574	0.57%
Brokered and internet time deposits	95,207	300	1.25%	2,419	1	0.16%
Time deposits	589,199	1,125	0.76%	400,088	575	0.57%
Money market	1,023,612	1,722	0.67%	622,430	650	0.42%
Negotiable order of withdrawals	788,238	1,040	0.52%	683,527	639	0.37%
Savings deposits	166,184	67	0.16%	130,864	51	0.16%
Total interest bearing deposits	2,567,233	3,954	0.61%	1,836,909	1,915	0.41%
Other interest-bearing liabilities:
FHLB advances	86,795	428	1.96%	58,803	171	1.16%
Other borrowings	15,828	9	0.23%	30,515	13	0.17%
Long-term debt	31,520	414	5.21%	39,910	289	2.88%
Total other interest-bearing liabilities	134,143	851	2.52%	129,228	473	1.46%
Total Interest-bearing liabilities	2,701,376	4,805	0.71%	1,966,137	2,388	0.48%
Noninterest bearing liabilities:
Demand deposits	871,973			738,328
Other liabilities	38,720			34,656
Total noninterest-bearing liabilities	910,693			772,984
Total liabilities	3,612,069			2,739,121
Shareholders' equity	550,409			276,549
Total liabilities and shareholders' equity	$4,162,478			$3,015,670
Net interest income (tax-equivalent basis)		$44,281			$28,213
Interest rate spread (tax-equivalent basis)			4.49%			3.98%
Net interest margin (tax-equivalent basis) (5)			4.61%			4.05%
Average interest-earning assets to average interesting-bearing liabilities			141.2%			140.8%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $2.6 million and $2.3 million, accretion of $1.5 million and $0.8 million, nonaccrual interest collections of $1.1 million and $0.4 million and syndication fee income of $0.3 million and $- million are included in interest income in the three months ended September 30, 2017 and 2016, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.7 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively.

(5)	The NIM is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net interest income increased 27.3% to $104.3 million in the nine months ended September 30, 2017 compared to $81.9 million in the nine months ended September 30, 2016. On a tax-equivalent basis, net interest income increased $22.8 million to $106.4 million in the nine months ended September 30, 2017 as compared to $83.6 million in the nine months ended September 30, 2016. The increase in tax-equivalent net interest income in the nine months ended September 30, 2017 was primarily driven by increased volume and rates in loans held for investment driven by our merger with the Clayton Banks and increased volume and rates on loans held for sale offset by an increase in deposit volume also as a result of our merger with the Clayton Banks.

Interest income, on a tax-equivalent basis, was $116.7 million for the nine months ended September 30, 2017, compared to $90.6 million for the nine months ended September 30, 2016, an increase of $26.1 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan portfolio and loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Loan income, on a tax-equivalent basis, increased $19.7 million to $90.4 million from $70.8 million for the nine months ended September 30, 2016 primarily due to increased average loan balances of $364.9 million in addition to an increase in average loans held for sale balances of $81.4 million. The tax-equivalent yield on loans was 5.77%, up 31 basis points from the nine months ended September 30, 2016. The increase in yield was primarily due to increased contractual interest rates and increased nonaccrual interest collections which yielded 0.13% in the nine months ended September 30, 2017 compared with 0.06% during the nine months ended September 30, 2016. This was partially offset by accretion on loans purchased in acquisitions, which yielded 0.23% in the nine months ended September 30, 2017 compared with 0.25% in the nine months ended September 30, 2016, in addition to decreased loan fees which yielded 0.35% for the nine months ended September 30, 2017 compared with 0.42% for the nine months ended September 30, 2016.

The components of our loan yield, a key driver to our NIM for the nine months ended September 30, 2017 and 2016, were as follows:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)	$78,530	5.01%	$60,640	4.68%
Origination and other loan fee income	5,554	0.35%	5,380	0.42%
Accretion on purchased loans	3,545	0.23%	3,195	0.25%
Nonaccrual interest collections	2,050	0.13%	741	0.06%
Syndicated loan fee income	768	0.05%	825	0.06%
Total loan yield	$90,447	5.77%	$70,781	5.46%

(1)	Includes tax-equivalent adjustment

Accretion on purchased loans contributed 15 and 16 basis points to the NIM for the nine months ended September 30, 2017 and 2016, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 9 and 4 and 3 and 4 basis points to the NIM for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017, interest income on loans held for investment increased $19.7 million to $90.4 million as a result of increases in volume and rates due primarily to loans acquired in the merger with the Clayton Banks. For the nine months ended September 30, 2017, interest income on loans held for sale increased $5.3 million to $12.4 million compared to the nine months ended September 30, 2016. This resulted from an increase in rates of $2.7 million and growth in volume of $2.6 million. For the nine months ended September 30, 2017, investment income, on a tax-equivalent basis, increased slightly to $12.6 million compared to $12.3 million for the nine months ended September 30, 2016. The average balance in the investment portfolio in the nine months ended September 30, 2017 was $560.0 million compared to $581.5 million in the nine months ended September 30, 2016. The decline in the balance is driven by the use of investment cash flow to fund loan growth.

Interest expense was $10.3 million for the nine months ended September 30, 2017, an increase of $3.3 million, or 46.9%, as compared to the nine months ended September 30, 2016. The increase in interest expense was due primarily to an increase in deposit interest expense due to growth in deposits and change in product mix resulting in increased rates. Interest expense on deposits was $8.4 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively. The cost of total deposits was 0.39% and 0.29% for the nine months ended September 30, 2017 and 2016, respectively. The cost of interest-bearing deposits was 0.53% and 0.39% for the same periods, respectively. The primary driver for the increase in total interest expense is the increase in money market interest expense to $3.4 million from $1.6 million for the nine months ended September 30, 2017 and 2016, respectively, driven by an increase in rates and balances. The rate on money markets was 0.56%, up 19 basis points from nine months ended September 30, 2016. Time deposit interest expense also increased $0.9 million to $2.3 million for the nine months ended September 30, 2016, also as a result of an increase in rates and balances. The rate on time deposits was 0.71%, up 19 basis points from the nine months ended September 30, 2016. Average time deposit balances increased $82.5 million to $436.1 million from $353.6 million during the nine months ended September 30, 2017. The increase in time deposits from September 30, 2016 is a result of the merger with the Clayton Banks, which contributed to the $19.9 million increase in average brokered and internet time deposits at an average rate of 1.80% during the nine months ended September 30, 2017.  Interest expense on borrowings was $1.9 and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively, while the cost of total borrowings was 2.24% and 1.54% for the nine months ended September 30, 2017 and 2016, respectively, reflecting additional FHLB advances during the period to fund the Clayton transaction.

Our NIM, on a tax-equivalent basis, increased to 4.50% during the nine months ended September 30, 2017 from 4.15% in the nine months ended September 30, 2016, primarily as a result of our loan growth while controlling our low cost of funds.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2017			2016
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$2,095,419	$90,447	5.77%	$1,730,535	$70,781	5.46%
Loans held for sale	394,425	12,400	4.20%	313,044	7,101	3.03%
Securities:
Taxable	441,063	7,555	2.29%	495,092	8,296	2.24%
Tax-exempt(4)	118,982	5,086	5.72%	86,368	3,990	6.17%
Total Securities(4)	560,045	12,641	3.02%	581,460	12,286	2.82%
Federal funds sold	18,127	126	0.93%	13,524	49	0.48%
Interest-bearing deposits with other financial institutions	85,398	777	1.22%	48,980	220	0.60%
FHLB stock	8,130	305	5.02%	6,528	197	4.03%
Total interest earning assets(4)	3,161,544	116,696	4.93%	2,694,071	90,634	4.49%
Noninterest Earning Assets:
Cash and due from banks	51,695			47,409
Allowance for loan losses	(22,953)			(24,222)
Other assets(3)	260,517			213,948
Total noninterest earning assets	289,259			237,135
Total assets	$3,450,803			$2,931,206
Interest-bearing liabilities:
Interest bearing deposits:
Customer time deposits	$413,739	$2,010	0.65%	$351,120	$1,375	0.52%
Broker and internet time deposits	22,400	302	1.80%	2,525	3	0.16%
Time deposits	436,139	2,312	0.71%	353,645	1,378	0.52%
Money market	806,036	3,396	0.56%	588,283	1,630	0.37%
Negotiable order of withdrawals	726,667	2,494	0.46%	706,894	1,969	0.37%
Savings deposits	146,291	173	0.16%	178,817	427	0.32%
Total interest bearing deposits	2,115,133	8,375	0.53%	1,827,639	5,404	0.39%
Other interest-bearing liabilities:
FHLB advances	66,101	811	1.64%	14,957	430	3.84%
Other borrowings	17,296	31	0.24%	88,838	48	0.07%
Long-term debt	31,129	1,077	4.63%	40,638	1,127	3.70%
Total other interest-bearing liabilities	114,526	1,919	2.24%	139,433	1,605	1.54%
Total Interest-bearing liabilities	2,229,659	10,294	0.62%	1,967,072	7,009	0.48%
Noninterest bearing liabilities:
Demand deposits	754,819			672,670
Other liabilities	38,065			31,980
Total noninterest-bearing liabilities	792,884			704,650
Total liabilities	3,022,543			2,671,722
Shareholders' equity	428,260			259,484
Total liabilities and shareholders' equity	$3,450,803			$2,931,206
Net interest income (tax-equivalent basis)		$106,402			$83,625
Interest rate spread (tax-equivalent basis)			4.41%			4.10%
Net interest margin (tax-equivalent basis)(5)			4.50%			4.15%
Average interest-earning assets to average interest-bearing liabilities			141.79%			136.96%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $5.6 million and $5.4 million, accretion of $3.5 million and $3.2 million, nonaccrual interest collections of $2.1 million and $0.7 million, and syndication fee income of $0.8 million and $0.8 million are included in interest income in the nine months ended September 30, 2017 and 2016, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $2.1 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(5)	The NIM is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three and nine months ended September 30, 2017 and 2016. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$14,206	$2,403	$16,609
Loans held for sale	7	1,212	1,219
Securities available for sale and other securities:
Taxable	(165)	138	(27)
Tax Exempt(2)	227	(50)	177
Federal funds sold and balances at Federal Reserve Bank	48	10	58
Time deposits in other financial institutions	314	63	377
FHLB stock	36	36	72
Total interest income(2)	14,673	3,812	18,485
Interest-bearing liabilities:
Time deposits	361	189	550
Money market	675	397	1,072
Negotiable order of withdrawal accounts	138	263	401
Savings deposits	14	2	16
FHLB advances	138	119	257
Other borrowings	(8)	4	(4)
Long-term debt	(110)	235	125
Total interest expense	1,208	1,209	2,417
Change in net interest income(2)	$13,465	$2,603	$16,068

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $2.6 million and $2.3 million, accretion of $1.5 million and $0.8 million, nonaccrual interest collections of $1.1 million and $0.4 million, and syndication fee income of $0.3 million and $0 million are included in interest income in the three months ended September 30, 2017 and 2016, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $17.8 million increase in loans and loans held for sale interest income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was the primary driver of the $16.1 million increase in net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $955.0 million, or 54.6%, to $2.7 billion as of September 30, 2017, as compared to $1.8 billion as of September 30, 2016, which was driven by our merger with the Clayton Banks and loan growth in our metropolitan markets. The increase in interest income on loans held for sale of $1.2 million was driven by an increase in rates during the period.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$15,750	$3,916	$19,666
Loans held for sale	2,558	2,741	5,299
Securities available for sale and other securities:
Taxable	(925)	184	(741)
Tax Exempt(2)	1,394	(298)	1,096
Federal funds sold and balances at Federal Reserve Bank	32	45	77
Time deposits in other financial institutions	331	226	557
FHLB stock	60	48	108
Total interest income(2)	19,200	6,862	26,062
Interest-bearing liabilities:
Time deposits	437	497	934
Money market	917	849	1,766
Negotiable order of withdrawal accounts	68	457	525
Savings deposits	(38)	(216)	(254)
FHLB advances	627	(246)	381
Other borrowings	(128)	111	(17)
Long-term debt	(329)	279	(50)
Total interest expense	1,554	1,731	3,285
Change in net interest income(2)	$17,646	$5,131	$22,777

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $5.6 million and $5.4 million, accretion of $3.5 million and $3.2 million, nonaccrual interest collections of $2.1 million and $0.7 million, and syndication fee income of $0.8 million and $0.8 million are included in interest income in the nine months ended September 30, 2017 and 2016, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $25.0 million increase in loan and loans held for sale interest income during the nine months ended September 30, 2017 compared to September 30, 2016 was the primary driver of the $22.8 million increase in net interest income. The increase in loan interest income was driven by an increase in average loans of $364.9 million, or 21.1%, to $2.1 billion as of September 30, 2017, as compared to $1.7 billion as of September 30, 2016, which was driven by our merger with the Clayton Banks in addition to loan growth in our metropolitan markets. The increase in average loans held for sale of $81.4 million was the result of increased volume and rates primarily attributable to expansion in our correspondent delivery channel, which has a lower yielding margin than our legacy mortgage products.

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

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Our provision for loan losses for the three months ended September 30, 2017 was a reversal of $0.8 million as compared to a provision of $0.1 million for the three months ended September 30, 2016, reflecting continued improving asset quality, including net recoveries of $1.0 million for the three months ended September 30, 2017 compared to net charge-offs of $0.5 million during the same period in 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Our provision for loan losses for the nine months ended September 30, 2017 was a reversal of $1.9 million as compared to a reversal of $0.7 million for the nine months ended September 30, 2016, reflecting a large single recovery during the second quarter of 2017 combined with a stable operating environment and consistent credit quality throughout 2017.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, securities gains and all other noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Mortgage banking income	$31,334	$36,938	$86,653	$91,574
Service charges on deposit accounts	2,044	1,870	5,606	6,129
ATM and interchange fees	2,222	1,814	6,354	5,756
Investment services and trust income	1,078	857	2,795	2,508
Gain from securities, net	254	416	284	4,407
Gain on sales or write-downs of other real estate owned	75	1,646	846	1,504
Other	813	421	2,026	1,475
Total noninterest income	$37,820	$43,962	$104,564	$113,353

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Noninterest income was $37.8 million for the three months ended September 30, 2017, a decrease of $6.1 million, or 14.0%, as compared to $44.0 million for the three months ended September 30, 2016. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 3.6% in the three months ended September 30, 2017 as compared to 5.7% in the three months ended September 30, 2016.

Mortgage banking income primarily includes origination fees on mortgage loans including fees from wholesale and third party origination services and gains and losses on the sale of mortgage loans, change in fair value of mortgage loans and derivatives, changes in fair value of MSRs and mortgage servicing fees. Mortgage banking income was $31.3 million and $36.9 million for the three months ended September 30, 2017 and 2016, respectively.

During the third quarter of 2017, the Bank’s mortgage operations had closings of $1,668.2 million which generated $28.8 million in gains and related fair value changes included in mortgage banking revenue. This compares to $1,359.2 million and $33.3 million for the three months ended September 30, 2016, respectively. During the fourth quarter of 2016, mortgage rates began to increase above prevailing rates during the first three quarters of 2016. This increase in rates has caused the level of interest lock commitments in the pipeline to decline to approximately $540.7 million at September 30, 2017 from its height of $850.5 million at September 30, 2016 while increasing slightly from $532.9 million at December 31, 2016. Increase in gains on sale were driven by an increase in interest rate lock volume of $182.0 million, or 10.0%, to $2,000.8 million for the three months ended September 30, 2017 from the three months ended September 30, 2016, due to growth in the correspondent delivery channel, which was established late in the second quarter of 2016 offset by declining interest rate lock volume in the consumer direct delivery channel. With the increasing rates and a change in the mix of sales volume, including a lower contribution margin from the newly established correspondent origination channel, the Company is currently seeing a decline in mortgage sales margins from the same period in the previous year. Income from mortgage servicing was $3.5 million and $3.7 for the three months ended September 30, 2017 and 2016, respectively, offset by a decline in fair value on MSRs of $0.9 million in the three months ended September 30, 2017. The change in fair value of MSR for the three months ended September 30, 2017 included a gain related to the change in fair value of MSR hedging instruments of $0.5 million. The fair value adjustment in the three months ended September 30, 2017 was the result of our change in accounting policy to elect fair value on MSRs as of January 1, 2017. As such, there is no such fair value adjustment reflected in mortgage banking income for the three months ended September 30, 2016.

The components of mortgage banking income for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(in thousands)	2017	2016
Mortgage banking income:
Origination and sales of mortgage loans	$29,570	$25,477
Net change in fair value of loans held for sale and derivatives	(806)	7,800
Change in fair value on MSRs	(893)	—
Mortgage servicing income	3,463	3,661
Total mortgage banking income	$31,334	$36,938

Closing volume	$1,668,264	$1,359,109
Interest rate lock commitment volume	$2,000,755	$1,818,738
Outstanding principal balance of mortgage loans serviced	$5,549,662	$4,975,893

Mortgage banking income attributable to our Banking segment was $7.5 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively, and mortgage banking income attributable to our Mortgage segment was $23.8 million and $28.1 million for the three months ended September 30, 2017 and 2016, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $2.0 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. The increase is due to the contributed deposits of the Clayton Banks.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased by $0.2 million to $2.2 million during the three months ended September 30, 2017 from $1.9 million for the three months ended September 30, 2016, also primarily due to the merger with the Clayton Banks.

Gains on securities for the three months ended September 30, 2017 was $0.3 million compared to gains on sales of securities for the three months ended September 30, 2016 of $0.4 million. Also included in gain from securities is a charge for other-than-temporary impairment of $0.9 million for the three months ended September 30, 2017 related to one of the equity securities held which we do not intend to hold long-term. The net resulting gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management.

Net gain on sales or write-downs of other real estate owned for the three months ended September 30, 2017 was $75 thousand compared to a net gain of $1.6 million for the three months ended September 30, 2016. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the three months ended September 30, 2017 increased to $0.8 million as compared to $0.4 million for the three months ended September 30, 2016, reflecting the contribution from the Clayton Banks.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Noninterest income was $104.6 million for the nine months ended September 30, 2017, a decrease of $8.8 million, or 7.8%, as compared to $113.4 million for the nine months ended September 30, 2016. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 4.0% in the nine months ended September 30, 2017 as compared to 5.0% in the nine months ended September 30, 2016.

Mortgage banking income was $86.7 million and $91.6 million for the nine months ended September 30, 2017 and 2016, respectively. Closings of mortgage loans totaled $4,612.7 million for the nine months ended September 30, 2017 as compared to $3,121.3 million for the nine months ended September 30, 2016. Increased gains on sale were driven by an increase in interest rate lock commitment volume of $1,254.2 million, or 27.9%, to $5,756.6 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 due in large part to growth in the correspondent delivery channel. The increase in closings of mortgage loans to be sold is due to increased overall volume as well as the expansion of the correspondent delivery channel established late in the second quarter of 2016. Income from mortgage servicing was $9.0 million for the nine months ended September 30, 2017 compared with $8.3 million for the same period in 2016. Income for 2017 was partially offset by a $3.2 million charge related to changes in fair value of MSRs, which included a $0.5 million gain related to the change in fair value on hedging instruments used to hedge the fair value changes of MSRs.

The components of mortgage banking income for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Mortgage banking income:
Origination and sales of mortgage loans	$81,067	$64,954
Net change in fair value of loans held for sale and derivatives	(138)	18,308
Change in fair value on MSRs	(3,234)	—
Mortgage servicing income	8,958	8,312
Total mortgage banking income	$86,653	$91,574

Closing volume	$4,612,745	$3,121,252
Interest rate lock commitment volume	$5,756,574	$4,502,397
Outstanding principal balance of mortgage loans serviced	$5,549,662	$4,975,893

Mortgage banking income attributable to our Banking segment was $20.3 million and $22.2 million for the nine months ended September 30, 2017 and 2016, respectively, and mortgage banking income attributable to our Mortgage segment was $66.4 million and $69.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Service charges on deposit accounts were $5.6 million, a decrease of $0.5 million, or 8.5%, for the nine months ended September 30, 2017, compared to $6.1 million for the nine months ended September 30, 2016. The decrease in service charges on deposit accounts in the nine months ended September 30, 2017 was primarily the result of policy changes related to nonsufficient fund fees and overdraft charges offset by increases from the contribution of the Clayton Banks.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 10.4% to $6.4 million during the nine months ended September 30, 2017 as compared to $5.8 million for the nine months ended September 30, 2016 as a result of the Clayton Banks merger in addition to increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions.

Gains from securities for the nine months ended September 30, 2017 were $0.3 million, resulting from the sale of approximately $82.5 million in securities, compared to gains on sales of securities for the nine months ended September 30, 2016 of $4.4 million, resulting from the sale of approximately $1.7 million in securities. Also included in gains from securities is a $0.9 million charge related to other-than-temporary-impairment of one of the equity securities held during the third quarter of 2017 which we do not intend to hold long-term. The net resulting gains recognized are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth.

Net gain on sales or write-downs of other real estate owned for the nine months ended September 30, 2017 was $0.8 million compared to a net gain of $1.5 million for the nine months ended September 30, 2016. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the nine months ended September 30, 2017 was $2.0 million as compared to other noninterest income of $1.5 million for the nine months ended September 30, 2016. This $0.6 million increase in other noninterest income was due to increased miscellaneous income items associated with our overall growth, including the merger with the Clayton Banks.

Noninterest expense

Our noninterest expense includes salaries and employee benefits expense, occupancy expense, legal and professional fees, data processing expense, regulatory fees and deposit insurance assessments, advertising and promotion and other real estate owned expense, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Salaries and employee benefits	$34,795	$34,010	$94,584	$84,486
Occupancy and fixed asset expense	3,539	3,171	9,955	9,567
Legal and professional fees	1,512	816	3,973	2,704
Data processing expense	1,761	1,294	4,722	2,691
Merger and conversion expenses	15,711	1,122	16,965	3,268
Amortization of core deposit intangible	558	526	1,073	1,605
Amortization of mortgage servicing rights	—	2,796	—	6,221
Impairment of mortgage servicing rights	—	2,402	—	8,089
Loss on sale of mortgage servicing rights	—	—	249	—
Regulatory fees and deposit insurance assessments	549	465	1,478	1,481
Other real estate owned expense	265	216	699	638
Software license and maintenance fees	523	503	1,344	2,361
Advertising	3,493	2,220	9,768	8,071
Other	6,518	5,988	19,967	16,289
Total noninterest expense	$69,224	$55,529	164,777	$147,471

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Noninterest expense increased by $13.7 million during the three months ended September 30, 2017 to $69.2 million as compared to $55.5 million in the three months ended September 30, 2016. This increase resulted primarily from the $14.6 million increase in merger and conversion expenses during the period partially offset by the impact of the change to fair value accounting on MSRs at January 1, 2017.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 50.3% and 61.2% of total noninterest expense in the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, salaries and employee benefits expense increased $0.8 million, or 2.3%, to $34.8 million as compared to $34.0 million for the three months ended September 30, 2016. The increase in the three months ended September 30, 2017 was primarily due to increased costs associated with our growth and merger with the Clayton Banks partially offset by a $3.8 million decrease in mortgage banking salaries and benefits resulting from the change in mix of mortgage loan interest rate lock commitment volume compared with the three months ended September 30, 2016 and expansion in our correspondent channel, which has a lower margin than our legacy mortgage products.

Salaries and employee benefits also reflects $0.7 million accrued for equity compensation grants during the three months ended September 30, 2017 that were made in conjunction with the initial public offering to all full-time associates compared to $3.4 million for the three months ended September 30, 2016. Salaries and employee benefits expense also includes amounts earned under our management incentive plans that (prior to the IPO) were based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Aggregate expenses recognized under these plans totaled $1.1 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively.

Occupancy and fixed asset expense in the three months ended September 30, 2017 was $3.5 million, up slightly compared to $3.2 million for the three months ended September 30, 2016.

Legal and professional fees increased slightly to $1.5 million for the three months ended September 30, 2017 as compared to $0.8 million for the three months ended September 30, 2016. The increase in legal and professional fees is attributable to increased costs associated with being a publicly traded company.

Merger and conversion expenses related to the merger with the Clayton Banks that closed on July 31, 2017 were $15.7 million for the three months ended September 30, 2017 as compared to $1.1 million related to the acquisition of NWGB for the three months ended September 30, 2016. Included in merger and conversion expenses for the three months ended September 30, 2017 is a $10.0 million accrual to fund a charitable foundation to invest in the communities across the markets of the Clayton Banks, the majority of which will be funded before the end of 2017. We expect to incur approximately $5.0 million in merger and conversion costs through the remainder of 2017 associated with our merger and conversion of the Clayton Banks onto our core system and consolidation of branch locations.

Data processing costs increased $0.5 million to $1.8 million for the three months ended September 30, 2017 from $1.3 million for the three months ended September 30, 2016. The increase for the three months ended September 30, 2017 was attributable to our growth and volume of transaction processing.

Amortization of core deposit intangible assets totaled $0.6 million for the three months ended September 30, 2017 compared to $0.5 million for the three months ended September 30, 2016. The increase is due to the additional core deposit intangible related to the Clayton Banks, which had a fair value of $9.1 million at the July 31, 2017 closing date.

MSRs are recognized as a separate asset on the date the corresponding mortgage loan is sold. Prior to January 1, 2017, MSRs were amortized in proportion to and over the period of estimated net servicing income. The amortization of MSRs was determined using the level yield method based on the expected life of the loan and these servicing rights were carried at the lower of amortized cost or fair value. As of January 1, 2017, we elected to transition our accounting policy to carry MSRs at fair value as permitted under ASC-860-50-35, Transfers and Servicing, which positions us to hedge our MSR portfolio. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs and other factors. MSRs were carried at fair value at September 30, 2017 and amortized cost less impairment at September 30, 2016.  Therefore, there was no amortization expense or impairment losses for the three months ended September 30, 2017 as fair value changes under fair value accounting are included in noninterest income as mortgage banking income. Amortization expense amounted to $2.8 million for the three months ended September 30, 2016. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on MSRs of $2.4 million were recognized in earnings in the three months ended September 30, 2016.

Regulatory fees and deposit insurance assessments were $0.5 million for three months ended September 30, 2017, flat compared with the three months ended September 30, 2016.

Expenses related to other real estate owned for the three months ended September 30, 2017 were $265 thousand, which were up slightly compared to $216 thousand for the three months ended September 30, 2016. Sales of real estate amounting to $1.2 million and $1.4 million was the primary driver for the expense during the three months ended September 30, 2017 and 2016, respectively.

Software license and maintenance fees for the three months ended September 30, 2017 were $0.5 million, flat compared to the three months ended September 30, 2016.

Advertising costs for the three months ended September 30, 2017 were $3.5 million, an increase of $1.3 million compared to $2.2 million for the three months ended September 30, 2016. This increase was largely attributable to an increase in mortgage from the three months ended September 30, 2016.

Other noninterest expense for three months ended September 30, 2017 was $6.5 million, an increase of $0.5 million from the three months ended September 30, 2016, reflecting the impact of the Clayton Banks merger and increases in various other expenses in mortgage servicing and other mortgage banking activities and expenses associated with our overall growth.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Noninterest expense increased by $17.3 million during the nine months ended September 30, 2017 to $164.8 million as compared to $147.5 million in the nine months ended September 30, 2016. This increase resulted primarily from increased merger and conversion expenses associated with our merger with the Clayton Banks in addition to higher salaries and employee benefits expenses offset by the decline in impairment and amortization of MSRs in addition to increased costs associated with our growth.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 57.4% and 57.3% of total noninterest expense in the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, salaries and employee benefits expense increased $10.1 million, or 12.0%, to $94.6 million as compared to $84.5 million for the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 was due to the merger with the Clayton Banks in addition to a $6.3 million increase in mortgage banking salaries and benefits resulting from the increase in mortgage loan interest rate lock commitment volume and expansion in our correspondent delivery channel.

Salaries and employee benefits expense also reflects $2.1 million accrued for equity compensation grants during the nine months ended September 30, 2017 that were made in conjunction with our initial public offering to all full-time associates. This compares to $3.4 million expense during the nine months ended September 30, 2016. Salaries and employee benefits expense includes amounts earned under our three management incentive plans (prior to the IPO) that were based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Aggregate salaries and employee benefits expense recognized under these incentive plans totaled $2.5 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Occupancy and fixed asset expense in the nine months ended September 30, 2017 was $10.0 million, relatively flat compared with $9.6 million for the nine months ended September 30, 2016.

Legal and professional fees were $4.0 million for the nine months ended September 30, 2017 as compared to $2.7 million for the nine months ended September 30, 2016. The increase in legal and professional fees is attributable to additional professional services related to our growth and volume of business.

Merger and conversion expenses related to the acquisition of Clayton Banks that closed on July 31, 2017 were $17.0 million for the nine months ended September 30, 2017 as compared to $3.3 million related to the acquisition and core system conversion of NWGB for the nine months ended September 30, 2016. Also included in merger and conversion expenses is a $10 million accrual to fund a charitable foundation.

Data processing costs increased $2.0 million to $4.7 million for the nine months ended September 30, 2017 from $2.7 million for the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2017 was attributable to our growth and volume of transaction processing in addition to the change of our core processor from Cardinal to Jack Henry Silverlake in the second quarter of 2016.

Amortization of intangible assets totaled $1.1 million for the nine months ended September 30, 2017 compared to $1.6 million for the nine months ended September 30, 2016. The decrease is due to one of the intangibles becoming fully amortized during the first quarter of 2017 offset by amortization related to the core deposit intangibles recorded in connection with the merger with the Clayton Banks. The remaining amortization relates to the core deposit intangible asset, which is being amortized over its remaining useful life.

MSRs were carried at fair value at September 30, 2017 and at amortized cost less impairment at September 30, 2016.  Therefore, there was no amortization expense or impairment losses for the nine months ended September 30, 2017 and amortization and impairment expense amounted to $6.2 million and $8.1 million, respectively, for the nine months ended September 30, 2016.

Regulatory fees and deposit insurance assessments were flat at $1.5 million for the nine months ended September 30, 2017 and 2016.

Expenses related to other real estate owned for the nine months ended September 30, 2017 were $0.7 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Legal fees related to other real estate owned sold is the primary driver for the expense.

Software license and maintenance fees for the nine months ended September 30, 2017 were $1.3 million, a decrease of $1.0 million compared to $2.4 million for the nine months ended September 30, 2016. This decrease is due to costs associated with the conversion of our core system to Jack Henry Silverlake during the second quarter of 2016.

Advertising costs for the nine months ended September 30, 2017 were $9.8 million, an increase of $1.7 million compared to $8.1 million for the nine months ended September 30, 2016. This increase was largely driven by the mortgage segment and expansion in the correspondent channel established in the second quarter of 2016.

Other noninterest expense for nine months ended September 30, 2017 was $20.0 million, an increase of $3.7 million from the nine months ended September 30, 2016, reflecting an increase of various expenses associated with our growth including the impact of the Clayton Banks merger in addition to increases in mortgage banking activities.

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

Our efficiency ratio was 85.01% and 77.58% and 78.90% and 75.52% for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016, respectively. Our adjusted efficiently ratio, on a tax-equivalent basis, was 64.43% and 69.65% and 68.84% and 69.59% for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2017	2016	2016
Return on average total assets	0.80%	0.16%	1.14%	1.44%	1.35%
Return on average shareholders' equity	6.05%	1.74%	9.17%	16.26%	14.68%
Dividend payout ratio	—	4,971.00%	—	219.44%	170.73%
Average shareholders’ equity to average assets	13.22%	9.17%	12.41%	8.85%	9.22%

Income tax

Income tax expense was $4.6 million and $14.8 million for the three months ended September 30, 2017 and 2016, respectively, and $16.6 million and $16.9 million for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense for the three and nine months ended September 30, 2016 includes the $13.2 million increase in deferred tax liability associated with our conversion to a C Corporation. From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 30, 2016. We terminated our status as an S corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income in the third quarter of 2016 and fiscal year and each interim period commencing on or after September 16, 2016 and each such period will reflect a provision for federal income taxes. See “Pro forma income tax expense and net income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation for the full periods.

Pro forma income tax expense and net income

We have estimated that had we been taxed as a C Corporation and paid U.S. federal income tax for the three and nine months ended September 30, 2016, our combined effective income tax rate would have been 37.21% and 37.33%, respectively. This pro forma effective rate reflects a U.S. federal income tax rate of 35.00% on corporate income and the fact that a portion of our net income in each of these periods was derived from nontaxable investment income and other nondeductible expenses. Our net income for the three months ended September 30, 2017 and 2016 was $8.4 million and $1.2 million, respectively, and our tax-equivalent net interest income for the same periods was $44.3 million and $28.2 million, respectively. For the nine months ended September 30, 2017 and 2016 our net income was $29.4 million and $31.6 million, respectively, and our tax-equivalent net interest income for the same periods was $106.4 million and $83.6 million, respectively. Had we been subject to U.S. federal income tax during the three months ended September 30, 2016, on a pro forma basis, our provision for combined federal and state income tax would have been $5.9 million and our pro forma net income (after U.S. federal income tax) would have been $10.0 million. Had we been subject to the U.S. federal income tax during the nine months ended September 30, 2016, on a pro forma basis, our provision for combined federal and state income tax would have been $18.1 million and our pro forma net income would have been $30.4 million, respectively.

Financial condition

The following discussion of our financial condition compares the nine months ended September 30, 2017 with the year ended December 31, 2016.

Total assets

Our total assets were $4.58 billion at September 30, 2017.  This compares to total assets of $3.28 billion as of December 31, 2016. The increase in total assets is primarily attributable to an increase of $1,265.8 million in loans held for investment, driven by strong demand for our loan products in our markets and the success of our growth initiatives, including loans acquired from the Clayton Banks in addition to increased goodwill of $92.0 million generated in the transaction.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 68.0% and 56.4% of our total assets as of September 30, 2017 and December 31, 2016, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Purchased loans”).  At September 30, 2017 and December 31, 2016, loans held for investment included approximately $45.3 million and $29.7 million, respectively, related to Purchased loans.  Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.  At September 30, 2017 and December 31, 2016, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $1,265.8 million, or 68.5%, to $3.11 billion as of September 30, 2017 as compared to $1.85 billion as of December 31, 2016. Our loan growth during the nine months ended September 30, 2017 has been comprised of increases of $345.4 million, or 89.4%, in commercial and industrial, $189.5 million, or 77.1%, in construction loans, $116.0 million, or 32.5%, in owner occupied commercial real estate, $253.5 million, or 94.6%, in non-owner occupied commercial real estate, $204.8 million, or 39.6%, in residential real estate and $156.6 million, or 210.7%, in consumer and other, respectively. The increase in loans during the nine months ended September 30, 2017 is attributable to our merger with the Clayton Banks, which contributed loans with a fair value of $1,060.5 million on July 31, 2017 in addition to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$731,588	24%	$386,233	21%
Construction	435,414	14%	245,905	13%
Residential real estate:
1-to-4 family	459,467	15%	294,924	16%
Line of credit	188,392	6%	177,190	10%
Multi-family	74,004	2%	44,977	2%
Commercial real estate:
Owner-Occupied	473,395	15%	357,346	19%
Non-Owner Occupied	521,416	17%	267,902	15%
Consumer and other	230,886	7%	74,307	4%
Total loans	$3,114,562	100%	$1,848,784	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2017 and December 31, 2016, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Loan categories

The principal categories of our loan held for investment portfolio are discussed below:

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of September 30, 2017, our commercial and industrial loans comprised of $731.6 million, or 24% of loans, compared to $386.2 million, or 21%, of loans as of December 31, 2016.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of September 30, 2017, our owner occupied commercial real estate loans comprised $473.4 million, or 15% of loans, compared to $357.3 million, or 19%, of loans as of December 31, 2016.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of September 30, 2017, our non-owner occupied commercial real estate loans comprised $521.4 million, or 17% of loans, compared to $267.9 million, or 15%, of loans as of December 31, 2016.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of September 30, 2017, our residential real estate mortgage loans comprised $459.5 million, or 15% of loans, compared to $294.9 million, or 16%, of loans as of December 31, 2016.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of September 30, 2017 comprised $188.4 million, or 6% of loans, compared to $177.2 million, or 10%, of loans as of December 31, 2016.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of September 30, 2017, comprised $74.0 million, or 2% of loans, compared to $45.0 million, or 2%, of loans as of December 31, 2016.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of September 30, 2017, our construction loans comprised $435.4 million, or 14% of loans, compared to $245.9 million, or 13%, of loans as of December 31, 2016. As of September 30, 2017, our construction and development loans amounted to approximately 97% of risk-based capital at the Bank level. This is expected to slightly exceed the 100% regulatory guideline and subsequently trend down over time.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes without real estate and personal lines of credit. Consumer loans are generally secured by vehicles, manufactured homes, or other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the

U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of September 30, 2017, our consumer and other loans comprised $230.9 million, or 7% of loans, compared to $74.3 million, or 4%, of loans as of December 31, 2016.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of September 30, 2017 and December 31, 2016. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of September 30, 2017
Commercial and industrial	$309,312	$321,344	$100,932	$731,588
Commercial real estate:
Owner occupied	75,833	254,198	143,364	473,395
Non-owner occupied	85,665	235,787	199,964	521,416
Residential real estate:
1-to-4 family	50,942	190,884	217,641	459,467
Line of credit	19,699	33,132	135,561	188,392
Multi-family	7,327	24,899	41,778	74,004
Construction	193,209	176,815	65,390	435,414
Consumer and other	54,773	71,516	104,597	230,886
Total	$796,760	$1,308,575	$1,009,227	$3,114,562

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2016
Commercial and industrial	$158,621	$172,112	$55,500	$386,233
Commercial real estate:
Owner occupied	69,642	230,289	57,415	357,346
Non-owner occupied	55,611	161,341	50,950	267,902
Residential real estate:
1-to-4 family	44,631	115,783	134,510	294,924
Line of credit	15,614	39,232	122,344	177,190
Multi-family	4,089	39,938	950	44,977
Construction	146,447	79,108	20,350	245,905
Consumer and other	30,174	31,436	12,697	74,307
Total	$524,829	$869,239	$454,716	$1,848,784

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of September 30, 2017 and December 31, 2016:

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2017
Commercial and industrial	$173,245	$249,031	$422,276
Commercial real estate:
Owner occupied	312,216	85,346	397,562
Non-owner occupied	257,206	178,545	435,751
Residential real estate:
1-to-4 family	358,047	50,478	408,525
Line of credit	870	167,823	168,693
Multi-family	55,409	11,268	66,677
Construction	81,488	160,717	242,205
Consumer and other	159,720	16,393	176,113
Total ($)	$1,398,201	$919,601	$2,317,802
Total (%)	60.32%	39.68%	100.00%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
Commercial and industrial	$117,960	$109,652	$227,612
Commercial real estate:
Owner occupied	195,188	92,516	287,704
Non-owner occupied	125,784	86,507	212,291
Residential real estate:
1-to-4 family	210,820	39,473	250,293
Line of credit	686	160,890	161,576
Multi-family	39,504	1,384	40,888
Construction	32,585	66,873	99,458
Consumer and other	41,921	2,212	44,133
Total ($)	$764,448	$559,507	$1,323,955
Total (%)	57.74%	42.26%	100.00%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2017
One year or less	$364,544	$432,216	$796,760
One to five years	811,274	497,301	1,308,575
More than five years	586,927	422,300	1,009,227
Total ($)	$1,762,745	$1,351,817	$3,114,562
Total (%)	56.60%	43.40%	100.00%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
One year or less	$244,419	$280,410	$524,829
One to five years	571,492	297,747	869,239
More than five years	192,956	261,760	454,716
Total ($)	$1,008,867	$839,917	$1,848,784
Total (%)	54.57%	45.43%	100.00%

Of the loans shown above with floating interest rates totaling $1,351.8 million as of September 30, 2017, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of September 30, 2017
Loans with current rates above floors	$169,016	—	$124,587	—	$207,647	—
Loans with current rates below floors:
1-25 bps	22,954	21.25	16,736	24.06	11,216	21.69
26-50 bps	8,118	41.96	1,397	47.85	9,356	47.38
51-75 bps	25,686	67.29	50,334	74.08	22,894	74.74
76-100 bps	571	99.78	4,107	99.95	1,076	87.78
101-125 bps	2,372	125.00	5,045	124.67	16,414	124.15
126-150 bps	147	150.00	1,309	126.11	1,242	148.10
151-200 bps	2,660	176.96	6,835	175.02	959	175.61
200-250 bps	6,926	201.24	144	229.07	334	210.76
251 bps and above	1,883	955.30	193	295.25	392	460.35
Total loans with current rates below floors	$71,317	27.44	$86,100	31.75	$63,883	18.91

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

Nonperforming assets

Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans.

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

As of September 30, 2017 and December 31, 2016, we had $40.3 million and $19.1 million, respectively, in nonperforming assets. As of September 30, 2017, other real estate owned includes $4.1 million of excess land and facilities acquired from the Clayton Banks that is held for sale. Other nonperforming assets as of September 30, 2017 also includes $1.1 million of restricted marketable equity securities received in satisfaction of a previously charged-off loan and $0.3 million in other repossessed assets acquired from the merger with the Clayton Banks.

As of September 30, 2017, the amount of loans held for sale that are 90 days or more past due includes government guaranteed GNMA mortgage loans that the Bank, as the original transferor and servicer, has the right, but not obligation, to repurchase totaling $13.6 million at September 30, 2017. We have not exercised and do not expect to exercise the repurchase option. We also recorded an offsetting liability in the same amount. Amounts for prior periods were not material.

If our nonperforming assets would have been current during the three and nine months ended September 30, 2017 and 2016, we would have recorded an additional $133 thousand and $152 thousand and $0.4 million and $0.5 million of interest income, respectively. We had net interest recoveries of $1.1 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods. This compares to $0.4 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of September 30,		As of December 31,
(dollars in thousands)	2017	2016	2016
Loan Type
Commercial and industrial	$506	$1,483	$1,424
Construction	283	458	271
Residential real estate:
1-to-4 family mortgage	2,777	2,540	2,986
Residential line of credit	779	838	1,034
Multi-family mortgage	87	—	—
Commercial real estate:
Owner occupied	2,442	2,078	2,007
Non-owner occupied	1,916	3,385	2,251
Consumer and other	197	182	85
Total nonperforming loans held for investment	8,987	10,964	10,058
Loans held for sale (1)	13,575	—	—
Other real estate owned	13,812	8,964	7,403
Other	3,967	1,654	1,654
Total nonperforming assets	$40,341	$21,582	$19,115
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.29%	0.61%	0.54%
Total nonperforming assets as a percentage of total assets	0.88%	0.68%	0.58%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.03%	0.04%	0.04%
Loans restructured as troubled debt restructurings	$8,095	$10,125	$8,802
Troubled debt restructurings as a percentage of loans	0.26%	0.56%	0.48%

(1)

No obligation to repurchase. See the previous discussion of serviced GNMA loans eligible for repurchase and the impact of our repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Total nonperforming loans as a percentage of total loans were 0.3% as of September 30, 2017 as compared to 0.5% as of December 31, 2016. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 261.29% as of September 30, 2017 as compared to 216.22% as of December 31, 2016.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $10.4 million at September 30, 2017, as compared to $5.7 million for the year ended December 31, 2016.

Under acquisition accounting rules, acquired loans were recorded at their estimated fair value. We recorded the loan portfolio acquired from the Clayton Banks at fair value as of the acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses.

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write- downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $1.4 million and $4.2 million were sold during the three months and nine months ended September 30, 2017, respectively, resulting in a net gain of $75 thousand and $0.8 million, respectively. Other real estate owned assets with a cost basis of $3.0 million and $6.6 million were sold during the three months and nine months ended September 30, 2016, respectively, resulting in a net gain of $1.6 million and $1.5 million, respectively.

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

Loans totaling $59.6 million and $38.6 million were classified substandard under our policy at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, $37.1 million and $16.1 million of substandard loans were acquired with deteriorated credit quality in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at September 30, 2017 and December 31, 2016.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of September 30, 2017
Loans, excluding purchased credit impaired loans
Commercial and industrial	$671,566	$53,388	$3,757	$728,711
Construction	419,219	6,402	1,713	427,334
Residential real estate:
1-to-4 family mortgage	421,020	6,548	7,248	434,816
Residential line of credit	185,892	1,461	1,039	188,392
Multi-family mortgage	72,214	142	1,626	73,982
Commercial real estate:
Owner occupied	429,691	27,960	4,671	462,322
Non-owner occupied	486,487	13,967	1,991	502,445
Consumer and other	202,697	930	478	204,105
Total loans, excluding purchased credit impaired loans	$2,888,786	$110,798	$22,523	$3,022,107

Purchased credit impaired loans
Commercial and industrial	$—	$1,665	$1,212	$2,877
Construction	—	3,383	4,697	8,080
Residential real estate:
1-to-4 family mortgage	—	21,127	3,524	24,651
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	22	22
Commercial real estate:
Owner occupied	—	3,294	7,779	11,073
Non-owner occupied	—	7,740	11,231	18,971
Consumer and other	—	18,181	8,600	26,781
Total purchased credit impaired loans	$—	$55,390	$37,065	$92,455
Total loans	$2,888,786	$166,188	$59,588	$3,114,562

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2016
Loans, excluding purchased credit impaired loans
Commercial and industrial	$351,046	$31,074	$3,635	$385,755
Construction	236,588	4,612	386	241,586
Residential real estate:
1-to-4 family mortgage	277,948	6,945	7,924	292,817
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,027	44,949
Commercial real estate:
Owner occupied	338,698	10,459	4,407	353,564
Non-owner occupied	249,877	10,273	2,412	262,562
Consumer and other	73,454	417	432	74,303
Total loans, excluding purchased credit impaired loans	$1,744,392	$65,807	$22,527	$1,832,726

Purchased credit impaired loans
Commercial and industrial	$—	$—	$478	$478
Construction	—	—	4,319	4,319
Residential real estate:
1-to-4 family mortgage	—	—	2,107	2,107
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	28	28
Commercial real estate:
Owner occupied	—	—	3,782	3,782
Non-owner occupied	—	—	5,340	5,340
Consumer and other	—	—	4	4
Total purchased credit impaired loans	$—	$—	$16,058	$16,058
Total loans	$1,744,392	$65,807	$38,585	$1,848,784

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

In addition, on a regular basis, management and the Bank’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $23.5 million and $21.7 million at September 30, 2017 and December 31, 2016, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$5,734	24%	$5,309	24%
Construction	6,125	26%	4,940	23%
Residential real estate:
1-to-4 family mortgage	2,759	12%	3,197	15%
Residential line of credit	1,028	4%	1,613	8%
Multi-family mortgage	523	2%	504	2%
Commercial real estate:
Owner occupied	4,008	17%	3,302	15%
Non-owner occupied	2,477	11%	2,019	9%
Consumer and other	828	4%	863	4%
Total allowance	$23,482	100%	$21,747	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,	Year ended December 31,
(dollars in thousands)	2017	2017	2016
Allowance for loan loss at beginning of period	$23,247	$21,747	$24,460
Charge-offs:
Commercial and industrial	(221)	(521)	(562)
Construction	—	(6)	(2)
Residential real estate:
1-to-4 family mortgage	(32)	(155)	(224)
Residential line of credit	(9)	(204)	(132)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	(64)	(64)	(249)
Non-owner occupied	—	—	(527)
Consumer and other	(249)	(858)	(1,154)
Total charge-offs	(575)	(1,808)	(2,850)
Recoveries:
Commercial and industrial	200	1,794	524
Construction	1,022	1,080	216
Residential real estate:
1-to-4 family mortgage	86	126	127
Residential line of credit	157	368	174
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	24	39	140
Non-owner occupied	1	1,642	195
Consumer and other	104	400	240
Total recoveries	1,594	5,449	1,616
Net recoveries (charge offs)	1,019	3,641	(1,234)
Reversal of provision for loan loss	(784)	(1,906)	(1,479)
Allowance for loan loss at the end of period	$23,482	$23,482	$21,747
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.15%	0.23%	-0.07%
Allowance for loan loss as a percentage of loans at end of period	0.75%	0.75%	1.18%
Allowance of loan loss as a percentage of nonperforming loans	261.29%	261.29%	216.22%

Mortgage loans held for sale

Mortgage loans held for sale were $466.4 million at September 30, 2017 compared to $507.4 million at December 31, 2016. Closings of mortgage loans held for sale totaled $1,668.2 million and $1,359.2 million and $4,612.7 million and $3,121.3 million for the three and nine months ended September 30, 2017 and 2016, respectively, while interest rate lock volume totaled $2,000.8 million and $1,818.7 million and $5,756.6 million and $4,502.4 million for the same periods. Generally, mortgage closing activity and interest rate lock volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Increased closings during 2017 reflect the ongoing expansion of our mortgage business, the establishment of our correspondent delivery channel late in the second quarter of 2016.

Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the primary source of income is gains from the sale of these loans in the secondary market.

Deposits

Deposits represent the Bank’s primary source of funds. We continue to focus on growing core deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.

Total deposits were $3.72 billion and $2.67 billion as of September 30, 2017 and December 31, 2016, respectively. Noninterest-bearing deposits at September 30, 2017 and December 31, 2016 were $924.8 million and $697.1 million, respectively, while interest-bearing deposits were $2,793.8 million and $1,974.5 million at September 30, 2017 and December 31, 2016, respectively. The 39.2% increase in total deposits is mainly attributable to our merger with the Clayton Banks, which contributed interest-bearing and noninterest-bearing deposits with a fair value as of July 31, 2017 of $670.1 million and $309.5 million, respectively. Interest-bearing deposits acquired included brokered and internet time deposits with a July 31, 2017 fair value amounting to $129.3 million. Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third party servicing provider, Cenlar, began transferring to the Bank which totaled $69.9 million and $46.8 million at September 30, 2017 and December 31, 2016, respectively. The mix between noninterest bearing and interest bearing shifted slightly with the merger with the Clayton Banks; however, management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including certain time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	September 30, 2017			December 31, 2016
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$924,773	25%	—%	$697,072	26%	—%
Interest bearing demand	1,948,600	52%	0.20%	1,449,382	54%	0.38%
Savings deposits	177,949	5%	0.16%	134,077	5%	0.37%
Customer time deposits	562,898	15%	0.66%	389,500	15%	0.48%
Brokered and internet time deposits	104,318	3%	1.25%	1,531	0%	0.16%
Total deposits	$3,718,538	100%	0.46%	$2,671,562	100%	0.29%
Total Time Deposits
0.00-0.50%	$233,722	35%		$207,081	53%
0.51-1.00%	207,134	31%		158,257	41%
1.01-1.50%	155,060	23%		16,209	4%
1.51-2.00%	64,090	10%		7,855	2%
2.01-2.50%	6,834	1%		1,603	0%
Above 2.50%	376	0%		26	0%
Total time deposits	$667,216	100%		$391,031	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$56,300	$48,149	$104,449
Over Three to Six	62,484	52,042	114,526
Over Six to Twelve	119,892	75,841	195,733
Over Twelve	163,525	88,983	252,508
Total	$402,201	$265,015	$667,216

	As of December 31, 2016
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$27,749	$41,699	$69,448
Over Three to Six	33,638	37,745	71,383
Over Six to Twelve	55,494	63,058	118,552
Over Twelve	66,135	65,513	131,648
Total	$183,016	$208,015	$391,031

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$992	0%	$985	0%
Mortgage-backed securities	418,794	77%	443,908	76%
Municipals, tax exempt	106,950	20%	116,923	20%
Treasury securities	8,819	2%	11,757	2%
Equity Securities	7,727	1%	8,610	2%
Total securities available for sale	$543,282	100%	$582,183	100%

The balance of our investment portfolio at September 30, 2017 was $543.3 million compared to $582.2 million at December 31, 2016. During the three and nine months ended September 30, 2017, we purchased $34.6 million and $57.4 million investment securities, respectively. This compares to purchases of $41.4 million and $244.2 million during the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 75.5% and 66.9% of these purchases, respectively. This compares to purchases of mortgage-backed securities and CMOs, in the aggregate, comprising 67.8% and 88.6% during the three and nine months ended September 30, 2016. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 24.5% and 33.1%, respectively of total securities purchased in the three and nine months ended September 30, 2017 and made up 32.2% and 11.4% of total securities purchased during the same periods in 2016. The carrying value of securities sold during the three and nine months ended September 30, 2017, totaled $82.5 million and $94.7 million, respectively. This compares to the carrying value of total securities sold during the three and nine months ended September 30, 2016 totaling $1.7 million and $270.7 million, respectively. Included in sales of securities during the three and nine months ended September 30, 2017 were $59.5 million in securities acquired from the Clayton Banks. There was no gain or loss associated with the sale of the Clayton Banks’ securities. Maturities and calls of securities during the three and nine months ended September 30, 2017 totaled $21.3 million and $63.2 million, respectively, while totaling $34.5 million and $78.7 million during the same periods in 2016. As of September 30, 2017 and December 31, 2016, net unrealized losses of $2.5 million and $6.3 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$1,500	0.3%	0.75%	$4,502	0.8%	0.69%
Maturing in one to five years	7,319	1.3%	1.76%	7,255	1.2%	1.76%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total Treasury securities	8,819	1.6%	1.59%	11,757	2.0%	1.35%
Government agency securities:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	992	0.2%	1.43%	985	0.2%	1.43%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total government agency securities	992	0.2%	1.43%	985	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	537	0.1%	3.08%	4,850	0.8%	5.87%
Maturing in one to five years	20,224	3.7%	4.49%	18,100	3.1%	6.22%
Maturing in five to ten years	17,851	3.3%	4.13%	32,248	5.5%	6.17%
Maturing after ten years	68,338	12.6%	3.28%	61,725	10.6%	4.81%
Total obligations of state and municipal subdivisions	106,950	19.7%	3.65%	116,923	20.0%	5.45%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—	—	1	0.0%	2.53%
Maturing in one to five years	—	—	—	137	0.0%	5.32%
Maturing in five to ten years	24	0.0%	3.56%	360	0.1%	5.33%
Maturing after ten years	418,770	77.1%	2.30%	443,410	76.2%	2.17%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	418,794	77.1%	2.30%	443,908	76.3%	2.17%
Total marketable equity securities	7,727	1.4%	1.21%	8,610	1.5%	1.11%
Total investment securities	$543,282	100.0%	3.02%	$582,183	100.0%	2.81%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of September 30, 2017
US Government agency securities	$999	$—	$(7)	$992
Mortgage-backed securities	423,174	586	(4,966)	418,794
Municipals, tax exempt	104,957	2,657	(664)	106,950
Treasury securities	8,836	—	(17)	8,819
Equity securities	7,853	1	(127)	7,727
	$545,819	$3,244	$(5,781)	$543,282
As of December 31, 2016
US Government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Equity securities	8,744	1	(135)	8,610
	$588,459	$3,943	$(10,219)	$582,183

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

	As of September 30, 2017
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
September 30, 2018 (1)	$170,910	81%	1.21%
September 30, 2019	6,421	3%	1.61%
September 30, 2020	156	0%	5.56%
September 30, 2021	215	0%	6.04%
September 30, 2022	992	0%	5.81%
Thereafter	32,161	16%	5.28%
Total	$210,855	100%	2.24%

(1)

Includes FHLB advances with 90 day fixed rate repricing terms that are being hedged with certain derivative instruments maturing in the third quarters of 2020, 2021 and 2022 in increments of $35.0 million, $35.0 million and $30.0 million, respectively. As such, these amounts are classified as long-term debt on the unaudited consolidated balance sheets as of September 30, 2017.

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	Three months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
(dollars in thousands)	2017	2017	2016
Average daily amount of short-term borrowings outstanding during the period	$16,599	$46,126	$108,335
Weighted average interest rate on average daily short-term borrowings	0.15%	0.75%	0.09%
Maximum outstanding short-term borrowings outstanding at any month-end	$67,322	$104,432	$173,808
Short-term borrowings outstanding at period end	$67,322	$67,322	$171,561
Weighted average interest rate on short-term borrowings at period end	1.05%	1.05%	0.66%

Lines of credit and other borrowings.

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolios. Under the agreements, we pledge certain qualifying multi-family and 1 to 4 family loans as well as certain investment securities as collateral. As of September 30, 2017 and December 31, 2016, the Company had outstanding advances from the FHLB totaling $112.6 million and $14.0 million, respectively.

As of September 30, 2017 and December 31, 2016, $522.4 million and $565.7 million, respectively, of loans and loans held for sale were pledged to the FHLB Cincinnati, securing advances against the Bank’s line of credit.

The Bank has a secured line of credit with the FHLB for $300.0 million and $150.0 million as of September 30, 2017 and December 31, 2016, respectively, and the line is secured by qualifying loans in the Bank’s loan portfolio as well as U.S. Government agency securities. Borrowings against this line were $150 and $150.0 million as of September 30, 2017 and December 31, 2016, respectively. This includes advances of $100.0 million borrowed during the third quarter of 2017 from the FHLB as part of the funding strategy of the Clayton Banks acquisition. The advances have 90 day fixed rate repricing terms and are hedged through certain derivative instruments in three traunches with maturities in three, four and five years amounting to $30.0 million, $35.0 million and $35.0 million, respectively. As such, we categorize as long-term debt on the unaudited consolidated balance sheets as of September 30, 2017.

In addition to the FHLB line, the Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $165.0 million as of September 30, 2017 and $125.0 million as of December 31, 2016. As of September 30, 2017 and December 31, 2016, there were $2.8 million $0 in total borrowings under these lines.

We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of September 30, 2017 and December 31, 2016, our $0.9 million investment in the Trusts, was included in other assets in the accompanying consolidated balance sheets and our $30.0 million obligation is reflected as junior subordinated debt. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR of 3.15% (4.44% and 4.25% at September 30, 2017 and December 31, 2016, respectively) for the $21.7 million debenture and 3.25% (4.55% and 4.15% at September 30, 2017 and December 31, 2016, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event and the $21.7 million debenture may be redeemed prior to 2033 at our option. During the second quarter of 2017, we began hedging interest rate exposure through 90 day interest rate swaps amounting to $30.0 million.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2017 and December 31, 2016, securities with a carrying value of $349.7 million and $390.8 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding federal funds purchased at September 30, 2017 and December 31, 2016 were $2.8 million and $150.0 million, respectively. At September 30, 2017 and December 31, 2016, the balance of our outstanding advances from the FHLB was $162.6 million and $14.0  million, respectively. The total amount of the remaining credit available to us from the FHLB at September 30, 2017 and December 31, 2016 was $300.0 million and

$150.0 million, respectively. We also maintain lines of credit with other commercial banks totaling $165.0 million at September 30, 2017 and $125.0 million as of December 31, 2016. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were $2.8 million and $0 outstanding under these lines of credit at September 30, 2017 and December 31, 2016, respectively.

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

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed an amount equal to the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of September 30, 2017 and December 31, 2016, $82.0 million and $66.2 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

The Bank also paid dividends of approximately $14.9 million to the Company in the year ended December 31, 2016 for dividends to our majority (and formerly sole) shareholder and operational expenses that did not require approval from the TDFI.

Additionally, the Company had cash balances on deposit with the Bank totaling $27.1 million and $31.0 million at September 30, 2017 and December 31, 2016, respectively, for ongoing corporate needs.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of September 30, 2017 and December 31, 2016, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
September 30, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$427,827	10.75%	>	$179,090	>	4.5%		N/A		N/A
FirstBank	$426,292	10.72%	>	$178,947	>	4.5%	>	$258,479	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$481,309	12.09%	>	$318,484	>	8.0%		N/A		N/A
FirstBank	$449,774	11.31%	>	$318,143	>	8.0%	>	$397,678	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$457,827	11.50%	>	$238,866	>	6.0%		N/A		N/A
FirstBank	$426,292	10.72%	>	$238,596	>	6.0%	>	$238,596	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$457,827	11.38%	>	$160,923	>	4.0%		N/A		N/A
FirstBank	$426,292	10.60%	>	$160,865	>	4.0%	>	$201,081	>	5.0%
December 31, 2016
Common Equity Tier 1 (CET1)
FB Financial Corporation	$287,146	11.04%	>	$117,043	>	4.5%		N/A		N/A
FirstBank	$282,271	10.88%	>	$116,748	>	4.5%	>	$168,636	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$338,893	13.03%	>	$208,069	>	8.0%		N/A		N/A
FirstBank	$304,018	11.72%	>	$207,521	>	8.0%	>	$259,401	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$317,146	12.19%	>	$156,101	>	6.0%		N/A		N/A
FirstBank	$282,271	10.88%	>	$155,664	>	6.0%	>	$155,664	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	>	$126,227	>	4.0%		N/A		N/A
FirstBank	$282,271	8.95%	>	$126,155	>	4.0%	>	$157,693	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at September 30, 2017 and December 31, 2016, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully phased-in in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

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

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of September 30, 2017 and December 31, 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2016, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Capital Expenditures

Currently, we have not entered into any contractual obligations that would result in material capital expenditures over the next twelve months. However, as a result of our subsequent merger with Clayton Banks, we expect to incur expenses of approximately $4.0 million related to various projects over the next twelve to eighteen months.

Shareholders’ equity

Our total shareholders’ equity was $572.5 million at September 30, 2017 and $330.5 million, at December 31, 2016. Book value per share was $18.76 at September 30, 2017 and $13.71 at December 31, 2016. The growth in shareholders’ equity was attributable to additional capital of $152.7 raised in the private placement of 4,806,710 shares of common stock in addition to stock issued in conjunction with the merger with the Clayton Banks, which contributed an additional $52.3 million. Stockholders’ equity also increased due to earnings retention offset by changes in accumulated other comprehensive income and activity related to equity-based compensation.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	September 30,	December 31,
	2017	2016
Loan commitments	$951,679	$579,879
Standby letters of credit	26,774	22,547

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about our off-balance sheet transactions, see “Part I. Financial Information — Notes to Consolidated Financial Statements — Note (9)-Commitments and contingencies” in this Report.

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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	September 30,	December 31,	September 30,	December 31,
(in basis points)	2017	2016	2017	2016
+400	7.4%	3.6%	11.0%	10.7%
+300	6.5%	2.8%	10.6%	8.4%
+200	4.1%	1.8%	7.1%	5.8%
+100	1.9%	1.0%	3.5%	3.1%
-100	(7.9)%	(7.4)%	(10.7)%	(9.3)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	September 30,	December 31,
(in basis points)	2017	2016
+400	2.8%	(4.3)%
+300	(1.2)%	(2.3)%
+200	(0.2)%	(0.8)%
+100	0.1%	0.2%
-100	(6.5)%	(10.6)%

(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for September 30, 2017 and December 31, 2016 resulted in an asset sensitive position. These asset sensitive positions are primarily due to the increase in mortgage loans held for sale and trending growth of noninterest bearing deposits. As our mortgage loans held for sale increase, we become more asset sensitive, which has been our current trend. However, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALMC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly. For the September 30, 2017 and December 31, 2016 simulations the loan and time deposit betas were 100% for all rate scenarios as is industry standard.

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

We utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers.

The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations.  To mitigate the interest rate risk associated with customer contracts, the Company enters into an offsetting derivative contract.  The Company manages its credit risk, or potential risk of default by its commercial customers through credit limit approval and monitoring procedures.

The Company has entered into interest rate swap contracts to hedge interest rate exposure on short term liabilities, as well as interest rate swap contracts to hedge interest rate exposure on subordinated debentures.  These interest rate swaps are all accounted for as cash flow hedges, with the Company receiving a variable rate of interest and paying a fixed rate of interest.

The Company enters into rate lock commitments and forward loan sales contracts as part of our ongoing efforts to mitigate our interest rate risk exposure inherent in our mortgage pipeline and held for sale portfolio. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the client for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a client, we also enter into a forward commitment to sell the residential mortgage loan to secondary market investors. Forward loan sale contracts are contracts for delayed sale and delivery of mortgage loans to a counter party. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained.

Additionally, the Company enters into forward commitments, options and futures contracts that are not designated as hedging instruments, which serve as economic hedges of the change in fair value of its Mortgage Servicing Rights (MSRs).

For more information about our derivative financial instruments, see Note 10, “Derivative Instruments,” in the notes to our consolidated financial statements.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion was based on the material weakness in our internal control over financial reporting disclosed in our Annual Report and as further described below.

The material weakness previously identified by our management results from deficiencies around the recording of mortgage banking transactions and reconciliations of mortgage loans held for sale and related clearing accounts on a timely and periodic basis in order to properly record identified reconciling items.  The material weakness was identified during the fourth quarter of 2016 following the implementation of a new comprehensive mortgage lending accounting system.  Our management believes that the conversion to the system, which was completed during 2016, and the revised policies and procedures for reconciling applicable accounts put in place during 2016 have been sufficient to remediate this material weakness. As of September 30, 2017, management considers the material weakness to be remediated based on their evaluation of the controls.

Our management has concluded that the consolidated financial statements in this Report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Exchange Act.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The offering commenced on September 15, 2016 and closed on September 21, 2016. All of the shares registered pursuant to the registration statement were sold at an aggregate offering price of $128.5 million. We received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our majority shareholder and executive chairman, which cash distribution was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. During the third quarter of 2017, approximately $7.8 million was used to fund the merger with the Clayton Banks. Remaining proceeds of approximately $27.1 million from the offering remain in interest bearing deposits in other financial institutions and may be used for general business purposes or to fund future acquisitions.

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

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton, dated as of February 9, 2017
2.2

First Amendment to Stock Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 26, 2017)

3.1

Amended and Restated Charter of FB Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-37875) for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q (File No. 001-37875) for the quarter ended September 30, 2016)
10.1

Securities Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation and the purchases named therein and their permitted transferees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
November 14, 2017	James R. Gordon Chief Financial Officer (duly authorized officer and principal financial officer)