Form 10-K
period 2017-12-31
FB Financial Corp
filed 2018-03-16
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $417.6 million, based on the closing sales price of $36.19 per share as reported on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2018 was 30,650,758.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 17, 2018, are incorporated by reference into Part III of this Report.

i

In this Annual Report on Form 10-K (this “Annual Report”), references to “we,” “our,” “us,” “FB Financial” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.

Cautionary note regarding forward-looking statements

Certain statements contained in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements relating to our business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, results of operations, strategic initiatives and the timing, benefits, costs and synergies of future acquisition, disposition and other growth opportunities. These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions.

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions nationally, regionally and in our target markets, particularly in Tennessee and the geographic areas in which we operate;
•	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•	the concentration of our business within our geographic areas of operation in Tennessee and neighboring markets;
•	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction portfolios;
•	increased competition in the banking and mortgage banking industry, nationally, regionally and locally;
•	our ability to execute our business strategy to achieve profitable growth;
•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
•	our ability to increase our operating efficiency;
•	failure to keep pace with technological change or difficulties when implementing new technologies;
•	risks related to the recent conversion of our core operating platform;
•	risks related to our acquisition, disposition, growth and other strategic opportunities and initiatives;
•

negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;

•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;

•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•	failure to develop new, and grow our existing, streams of noninterest income;
•	our ability to oversee the performance of third party service providers that provide material services to our business;
•	our ability to maintain expenses in line with our current projections;
•	our dependence on our management team and our ability to motivate and retain our management team;
•	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
•	inability to find acquisition candidates that will be accretive to our financial condition and results of operations;
•	system failures, data security breaches (including as a result of cyber-attacks), or failures to prevent breaches of our network security;
•	data processing system failures and errors;
•	fraudulent and negligent acts by individuals and entities that are beyond our control;
•	fluctuations in our market value and its impact in the securities held in our securities portfolio;
•	the adequacy of our reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves;
•	the makeup of our asset mix and investments;
•	our focus on small and mid-sized businesses;
•	an inability to raise necessary capital to fund our growth strategy or operations, or to meet increased minimum regulatory capital levels;
•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
•	interest rate shifts and its impact on our financial condition and results of operation;
•	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	changes in accounting standards;
•	the impact of recent and future legislative and regulatory changes, including, without limitation, the Tax Cuts and Jobs Act of 2017;
•	governmental monetary and fiscal policies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverage; and
•

future equity issuances under our 2016 Incentive Plan and our Employee Stock Purchase Plan and future sales of our common stock by us, our controlling shareholder or our executive officers or directors.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” included in this Annual Report.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Annual Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.  New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I

ITEM - 1. Business

Overview

FB Financial Corporation is a bank holding company, headquartered in Nashville, Tennessee. Our wholly-owned bank subsidiary, FirstBank, is the third largest Tennessee-headquartered bank, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, North Alabama and North Georgia. Our footprint includes 56 full-service bank branches and 9 other banking locations serving the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Jackson and Huntsville (AL) in addition to 12 community markets. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to its national internet delivery channel. As of December 31, 2017, we had total assets of $4.73 billion, loans held for investment of $3.17 billion, total deposits of $3.66 billion, and total shareholders’ equity of $596.7 million.

Throughout our history, we have steadfastly maintained a community banking approach of personalized relationship-based service. As we have grown, maintaining this relationship-based approach utilizing local, talented and experienced bankers in each market has been an integral component of our success. Our bankers utilize their local knowledge and relationships to deliver timely solutions to our clients. We empower these bankers by giving them local decision making authority supplemented by appropriate risk oversight. In our experience, business owners and operators prefer to deal with decision makers, and our banking model is built to place the decision maker as close to the client as possible. We have designed our operations, technology, and centralized risk oversight processes to specifically support our operating model. We deploy this operating model universally in each of our markets, regardless of size. We believe we have a competitive advantage in our markets versus both smaller community banks and larger regional and national banks. Our robust offering of products, services and capabilities differentiate us from community banks and our significant local market knowledge, client service level and the speed with which we are able to make decisions and deliver our services to customers differentiate us from larger regional and national banks.

We seek to leverage our operating model by focusing on profitable growth opportunities across our footprint, focused primarily on both high-growth metropolitan markets and stable and growing community markets. As a result, we are able to strategically deploy our capital across our markets to take advantage of those opportunities that we believe provide the greatest certainty of profitable growth and the highest returns.

Our operating model is executed by a talented management team lead by our Chief Executive Officer, Christopher T. Holmes. Mr. Holmes, a 26-year banking veteran originally from Lexington, Tennessee, joined the Bank in 2010 as Chief Banking Officer and was elected Chief Executive Officer in 2013. Mr. Holmes has an extensive background in both metropolitan and community banking gained from his time at community banks and larger public financial institutions. Mr. Holmes has assembled a highly effective management team, blending members that have a long history with FirstBank and members that have significant banking experience at other in-market banks.

Our history

Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when Tennessee businessman James W. Ayers, our Executive Chairman and controlling shareholder, acquired Farmers State Bank with an associate. In 1988, we purchased the assets of First National Bank of Lexington, Tennessee and changed our name to FirstBank, forming the foundation of our current franchise. In 1990, Mr. Ayers became our sole shareholder and remained our sole shareholder until our initial public offering in September 2016. Under Mr. Ayers’ ownership, we grew from a community bank with only $14 million in assets in 1984 to the third largest bank headquartered in Tennessee, based on total assets.

From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, it did not become a major strategic focus until we implemented our current metropolitan growth strategy in the Nashville metropolitan statistical area (“MSA”) in 2012. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama. The successful implementation of this strategy has resulted in 155% deposit growth in the Nashville MSA from June 30, 2012 to June 30, 2017, making it our largest market with 29% of our loans held for investment and 23% of our total deposits, as of December 31, 2017. As a result of this evolution and recent acquisitions discussed above, we now operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.

Recent acquisitions

On September 18, 2015, we completed the acquisition of Northwest Georgia Bank (“NWGB”), a 110-year old institution with six branches, serving clients in the Chattanooga MSA. We acquired net assets with a fair value of $272 million which included a bargain purchase gain of $2.8 million, loans with a fair value of $79 million and deposits with a fair value of $246 million. This acquisition accelerated our already planned expansion in Chattanooga by significantly augmenting our client base, increasing our brand awareness and providing us with the scale to attract leading bankers to further enhance our market penetration and profitable growth.

On July 31, 2017, the Bank completed its merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement with Clayton HC, Inc., a Tennessee corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller, dated February 8, 2017, as amended on May 26, 2017, with a purchase price of approximately $236.5 million. The Company issued 1,521,200 shares of common stock and paid cash of $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking entity. As of July 31, 2017, the estimated fair value of loans acquired and deposits assumed as a result of the merger was $1,059.7 million and $979.5 million, respectively.

See Note 2, “Mergers and acquisitions” in the Notes to the consolidated financial statements for additional details regarding these transactions.

Our markets

Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of North Alabama and North Georgia.

Note: Financial data as of December 31, 2017.  Market data as of June 30, 2017. Size of bubble represents size of company deposits in a given market

Source: Company data and S&P Global Market Intelligence; Branch numbers adjusted for branch closures since June 30, 2017; 1 Statistics based on county data.

Our core client profile across our footprint includes small businesses, corporate clients, commercial real estate owners and consumers. We target business clients with substantial operating history that have annual revenues of up to $250 million. Our typical business client would keep business deposit accounts with us, and we would look to provide banking services to the owners and employees of the business as well. We also have an active consumer lending business that includes deposit products, mortgages, home equity lines and small consumer finance loans. We continuously strive to build deeper relationships by actively cross-selling incremental products to meet the banking needs of our clients.

The following tables show our deposit market share ranking among all banks and community banks (which we define as banks with less than $25 billion in assets) in Tennessee as of June 30, 2017 (the most recent date where such information is publicly available). Of the 10 largest banks in the state based on total deposits, 6 are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.

Top 10 Banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon National Corp. (TN)	Memphis, TN	199	22.9	15.5
2	Regions Financial Corp. (AL)	Birmingham, AL	221	18.7	12.6
3	SunTrust Banks Inc. (GA)	Atlanta, GA	122	13.7	9.3
4	Bank of America Corp. (NC)	Charlotte, NC	58	11.5	7.8
5	Pinnacle Financial Partners (TN)	Nashville, TN	47	9.7	6.6
6	FB Financial Corp (TN)	Nashville, TN	56	3.6	2.4
7	U.S. Bancorp (MN)	Minneapolis, MN	103	3.2	2.2
8	Franklin Financial Network, Inc. (TN)	Franklin, TN	14	2.9	2.0
9	BB&T Corp. (NC)	Winston-Salem, NC	46	2.7	1.8
10	Wilson Bank Holding Co. (TN)	Lebanon, TN	27	2.0	1.4

Top 10 banks under $25bn assets in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	Pinnacle Financial Partners (TN)	Nashville, TN	47	9.7	6.6
2	FB Financial Corp (TN)	Nashville, TN	56	3.6	2.4
3	Franklin Financial Network, Inc. (TN)	Franklin, TN	14	2.9	2.0
4	Wilson Bank Holding Co. (TN)	Lebanon, TN	27	2.0	1.4
5	Simmons First National Corp. (AR)	Pine Bluff, AR	45	2.0	1.4
6	Home Federal Bank of Tennessee (TN)	Knoxville, TN	23	1.7	1.2
7	Renasant Corp. (MS)	Tupelo, MS	19	1.5	1.0
8	First Citizens Bancshares Inc. (TN)	Dyersburg, TN	24	1.3	0.9
9	Reliant Bancorp, Inc. (TN)	Brentwood, TN	15	1.3	0.9
10	BancorpSouth, Inc. (MS)	Tupelo, MS	27	1.3	0.9

Source: SNL Financial and Company reports as of June 30, 2017; total assets as of December 31, 2017, adjusted for acquisitions as of March 7, 2018.

Our six metropolitan markets.

We currently operate in the six metropolitan markets listed below.

Nashville is the largest MSA in Tennessee, our largest market and one of the fastest growing cities in the U.S. Nashville has experienced 14.7% population growth from 2010 to 2018, and its population is expected to grow by an additional 6.9% by 2023 according to S&P Global Market Intelligence.

Memphis is the 2nd largest MSA in Tennessee. It has a diversified business base and the busiest cargo airport in North America. Memphis is headquarters to three Fortune 500 companies, AutoZone, International Paper and FedEx, which together employs over 30,000 people in Memphis.

Knoxville is the 3rd largest MSA in Tennessee. It is home to the University of Tennessee system’s flagship campus, and employs over 30,000 healthcare professionals. Our recent acquisition of the Clayton Banks has helped strengthen our presence in the attractive Knoxville MSA.

Chattanooga is the 4th largest MSA in Tennessee. It has a diverse economy with over 20,000 businesses that employ over 260,000 people and generate an estimated $45 billion in annual sales. Chattanooga has experienced population growth of 5.5% between 2010 and 2018 and is expected to experience 4% population growth by 2023 according to S&P Global Market Intelligence.

Jackson is the 6th largest MSA in Tennessee and is the 2nd largest city in West Tennessee following Memphis. Jackson has developed into a leading industrial and distribution center in the state of Tennessee, with particular strength in manufacturing.

Huntsville is the 2nd largest MSA in Alabama and has one of the strongest technology and engineering economies in the nation, with the highest concentration of engineers in the nation and the 6th largest county by military spending in the country.

Our community markets.

We are a leading bank in many of the Tennessee community markets that we serve. These community markets continue to offer us opportunities to profitably grow our market share. The table below shows our presence, as of June 30, 2017, in the six community markets where we have the largest amount of deposits. In total, we have over $1.2 billion in deposits in our community markets.

Top FirstBank community markets

Market	FB market rank	FB branches (#)	FB deposits ($mm)	FB deposit market share	Percent of total FB deposits
Lexington	1	6	329	58.3%	8.7%
Tullahoma	1	3	183	17.8%	4.8%
Huntingdon	2	5	122	23.5%	3.2%
Paris	3	2	102	17.5%	2.7%
Camden	2	2	100	22.8%	2.6%
Smithville	3	1	96	24.3%	2.5%

Note: Market data sourced from S&P Global Market Intelligence as of June 30, 2017. Statistics based on county data.

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

Community markets.    Our community markets tend to be more stable throughout various economic cycles, with primarily retail and small business customer opportunities and more limited competition. We believe this leads to an attractive profitability profile and smaller ticket, more granular loan and deposit portfolios. Our community markets are standalone markets and not suburbs of larger markets. We primarily compete in these markets with community banks that have less than $1 billion in total assets. Our strategy is to compete against these smaller community banks by providing a broader and more sophisticated set of products and capabilities while still maintaining our local service model. We believe these markets are being deemphasized by national and regional banks which provides us with opportunities to hire talented bankers in these communities and gain market share in these community markets.

Market mix.    The charts below show our branch, loan and deposit mix between our metropolitan and community markets as of December 31, 2017.

Full-Service Branches:	Loans Held for Investment:	Total Deposits:

Our competitive strengths

We believe the following strengths provide us with competitive advantages over other banks in our markets and provide us with the necessary foundation to successfully execute our growth strategies.

Depth and experience of senior management team.    We have a deep and experienced senior management team led by our chief executive officer, Christopher Holmes, and chief financial officer, James Gordon. The team, as evidenced by the leaders of our Banking and Mortgage Segments, combines long histories at FirstBank with significant market and industry knowledge gained from employment with other successful banks.

In addition to our senior management team, our market leaders have an average tenure of more than 11 years with us. We believe that we also have depth in our overall management in lending, credit administration, finance, operations and information technology.

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

Ability to recruit and retain talented people.    The success of our operating model, which depends on local knowledge and decision making, is directly related to our ability to attract and retain talented bankers in each of our markets. We strive to attract and retain these bankers by fostering an entrepreneurial environment, empowering them with local authority and providing them with sufficient infrastructure and resources to support their growth while also providing management with appropriate oversight. We believe that our family culture built around respect, teamwork and empowerment makes us attractive for talented bankers and associates across our geographic footprint. We pride ourselves on being a great place to work, which is evidenced by our recognition as a Top Workplace for 2017 by The Tennessean, Nashville’s principal newspaper. In the Nashville market alone, we have added 22 new bankers since 2012, including the current President of our Middle and East Tennessee region, Allen Oakley, a 35-year banking veteran.

Scalable, decentralized operating model.    We operate each of our markets as individual markets, with an experienced market leader in charge of each market. Each of our market leaders and bankers is empowered to make local decisions up to specified limits approved by the Bank’s board of directors and our senior management team based on experience and track record. We believe that the delivery by our bankers of in-market client decisions, coupled with strong, centralized risk and credit support, allows us to best serve our clients. This operating model has been proven successful in our existing markets, and we believe it is highly replicable and scalable. We have a robust infrastructure bolstered by our conversion to a new core processing system in the second quarter of 2016 that can support our model as we grow in existing and new markets either organically or through opportunistic acquisitions.

Disciplined and deliberate risk management.    Risk management is a cornerstone of our culture and is emphasized throughout every area of the organization. Our decentralized operating model is balanced by individual lending authorities based on demonstrated experience and expertise. Larger credit decisions involve credit officers and/or senior management. We have invested in technology to monitor compliance of credits with our policies. We strive for a balanced loan portfolio taking into consideration borrower and industry concentrations. Our risk management strategy also includes rigorous systems and processes to monitor liquidity, interest rate, operations and compliance risk.

Proven acquirer.    We have a strong record of adding value through acquisitions and have completed nine bank and three mortgage related acquisitions under our current ownership. Our key operational associates have integration experience with FirstBank and other institutions. We are a disciplined acquirer focused on opportunities that meet our internal return targets, maintain or enhance our earnings per share and add to our strong core deposit franchise. Our long-term personal relationships with many of the bank owners and CEOs in our markets lead to a natural dialogue when they choose to explore a sale of their company. Additionally, we believe that our size and ability to operate effectively in both community and metropolitan markets make us an attractive option to smaller banks seeking an acquirer.

Our business strategy

Our overall business strategy is comprised of the following core strategies.

Enhance market penetration in metropolitan markets.    In recent years, we have successfully grown our franchise in the Nashville MSA by executing our metropolitan growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch density; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and sophisticated range of products provides us with a competitive advantage over the smaller community banks in the Nashville MSA and our other MSAs. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market. With approximately a 1.9% market share, based on deposits as of June 30, 2017, we are still in the early stage of executing our Nashville growth strategy and intend to continue to efficiently increase our market penetration.

Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets. We implemented these strategies with an initial focus on the Chattanooga MSA. Our acquisition of Northwest Georgia Bank has accelerated our growth and profitability in Chattanooga and, our acquisition of the Clayton Banks has begun to show the same results on a larger scale in the Knoxville MSA.

Pursue opportunistic acquisitions.    While most of our growth has been organic, we have completed nine acquisitions under our current ownership, including our recent acquisition of the Clayton Banks. We pursue acquisition opportunities that meet our internal return targets, maintain or enhance our earnings per share, enhance market penetration, and possess strong core deposits. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition in metropolitan and community markets throughout Tennessee as well as in attractive contiguous markets in the coming years due to industry trends, such as scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 130 banks with total assets of less than $1 billion, and in the contiguous states of Alabama, Georgia, North Carolina, South Carolina and Virginia, there are over 500 banks under $1 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.

Improve efficiency by leveraging technology and consolidating operations.    We have invested significantly in our bankers, infrastructure and technology in recent years, including our conversion to a new core processing system in the second quarter of 2016, which we believe has created a scalable platform that will support future growth across all of our markets. Our bankers and branches, especially in the Nashville MSA, continue to scale in size, and we believe there is capacity to grow our business without adding significantly to our branch network. We plan to continue to invest, as needed, in our technology and business infrastructure to support our future growth and increase operating efficiencies. We intend to leverage these investments to consolidate and centralize our operations and support functions while protecting our decentralized client service model.

Seize opportunities to expand noninterest income.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income by providing our people with the flexibility to take advantage of market opportunities. As part of our strategic focus to grow our noninterest income, we have significantly expanded our mortgage business by hiring experienced loan officers, implementing our Consumer Direct internet delivery channel in 2014 along with expanding our third party origination business via our correspondent channel in 2016. This has allowed us to continue offering our mortgage clients the personalized attention that is the cornerstone of our Bank. We have also successfully expanded our fee-based businesses to include more robust treasury management, trust and investment services. We intend to continue emphasizing these business lines, which we believe will serve as strong customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.

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

Lending activities

Through the Bank, we offer a broad range of lending products to our targeted clients, which includes businesses with up to $250 million in annual revenues, business owners, real estate investors and consumers. Our commercial lending products include working capital lines of credit, equipment loans, owner-occupied and non-owner-occupied real estate construction loans, “mini-perm” real estate term loans, and cash flow loans to a diversified mix of clients, including small and medium sized businesses. Our consumer lending products include first and second residential mortgage loans, home equity lines of credit and consumer installment loans to purchase cars, boats and other recreational vehicles. At December 31, 2017, we had loans held for investment of $3.17 billion. Throughout the following discussion of our banking services, we present our loan information as loans excluding loans held for sale.

Lending strategy

Our strategy is to grow our loan portfolio by originating commercial and consumer loans that produce revenues consistent with our financial objectives. Through our operating model and strategies, we seek to be the leading provider of lending products and services in our market areas to our clients. We market our lending products and services to our clients through our personalized service. As a general practice, we originate substantially all of our loans, but we occasionally participate in syndications, limiting participations to loans originated by lead banks with which we have a close relationship and which share our credit philosophies.

We also actively pursue and maintain a balanced loan portfolio by type, size and location. Our loans are generally secured and supported by personal guarantees.

Loan portfolio mix as of December 31, 2017

Commercial and industrial loans.    Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operational needs and business expansions, including the purchase of capital equipment. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a community bank with long standing ties to the businesses and professionals operating in our market areas, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients. We target high-quality businesses in our markets with a proven track record and up to $250 million in annual revenues. As of December 31, 2017, we had outstanding commercial and industrial loans, of $715.1 million, or 23% of our loan portfolio. Growing our commercial and industrial loan portfolio is an important area of emphasis for us, and we intend to continue to grow this portfolio.

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

Commercial real estate loans.    Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The total amount of commercial real estate loans outstanding as of December 31, 2017 was $1,047.5 million, or 33% of our loan portfolio. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, churches, assisted living facilities and agricultural based facilities. As of December 31, 2017, $495.9 million of our commercial real estate loan portfolio, or 16% of our loan portfolio, was owner-occupied commercial real estate loans, and $551.6 million of our commercial real estate loan portfolio, or 17% of our loan portfolio, was non-owner occupied commercial real estate loans. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.

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

Residential real estate loans.    Our residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held for sale. As of December 31, 2017, the total amount of residential real estate loans outstanding was $738.3 million, or 23% of our loan portfolio.

Our 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. We seek to make our 1-4 family mortgage loans to well-qualified homeowners and investors with a proven track record that satisfy our credit and underwriting standards. As of December 31, 2017, our 1-4 family mortgage loans comprised $481.0 million, or 15%, of loans.

Our home equity loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We seek to make our home equity loans to well-qualified borrowers that satisfy our credit and underwriting standards. Our home equity loans as of December 31, 2017 comprised $195.0 million, or 6%, of loans.

Our multi-family residential loans are primarily secured by multi-family properties, primarily apartment and condominium buildings. We seek to make multi-family residential loans to experienced real estate investors with a proven track record. These loans are primarily repaid from the rental payments generated by the multifamily properties. Our multifamily loans as of December 31, 2017 comprised $62.4 million, or 2% of loans.

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

Construction loans.    Our construction real estate loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. We target experienced local developers primarily focused on multifamily, hospitality, commercial building, retail and warehouse developments. These loans typically are disbursed as construction progresses and carry variable interest rates for commercial loans and fixed rates for consumer loans. As of December 31, 2017, the outstanding balance of our construction loans was $448.3 million, or 14% of our loan portfolio. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets.

Construction loans carry a high risk because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest. Moreover, these loans are typically based on future estimates of value and economic circumstances, which may differ from actual results or be affected by unforeseen events. If the actual circumstances differ from the estimates made at the time of approval of these loans, we face the risk of having inadequate security for the repayment of the loan. Further, these loans are typically secured by the underlying development and, even if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Consumer and other loans.    We offer a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Our consumer loans typically are part of an overall client relationship designed to support the individual consumer borrowing needs of our commercial loan and deposit clients, and are well diversified across our markets. As of December 31, 2017, we had outstanding $217.7 million of consumer and other loans, excluding residential real estate loans, representing 7% of our loan portfolio. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. The repayment of consumer loans is dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation.

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

The following charts show our deposit composition as of December 31, 2017, as well as the growth of our noninterest bearing deposits as a percentage of total deposits and the resulting improvement in our cost of deposits since 2013.

Deposit mix as of December 31, 2017	Noninterest bearing deposit and cost of deposits

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

Our consumer offering is anchored on our rewards based checking product where we currently hold over $260 million in deposit balances in approximately 33,000 accounts. The “FirstRewards” checking product incents our clients to use their FirstBank debit card as a primary method of payment at point of sale, utilize online and mobile banking, electronic bill pay, direct deposit, and receive electronic statements. When meeting certain criteria, clients receive a premium interest rate on balances. The Bank benefits from higher interchange revenue, lower expense on a per account basis as compared to traditional products, and better client retention.

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

While we have always offered, and continue to offer, home mortgage loans to retail customers through our bank branches, we began the expansion and diversification of our mortgage business beyond our traditional bank branch channel in 2010 by opening loan production offices in certain Tennessee markets in an effort to take advantage of attractive opportunities to grow our mortgage revenues and attract new customers to the Bank. We continued this expansion in 2011 with the acquisition of the assets and certain employees of Henger Rast Mortgage, with loan production offices in Alabama and Georgia, and the acquisition of our third party origination group in Greer, South Carolina. We also opened additional mortgage offices outside of our community banking footprint in strategically located markets across the Southeast and continued to hire experienced loan officers across our footprint. In 2014, we started our internet delivery channel to target clients across the nation and to compete against online mortgage providers. Additionally, in 2016 we acquired certain assets of Finance of America Mortgage LLC, further expanding our third party origination channel. As a result of these initiatives, we have expanded our mortgage banking business beyond the traditional home mortgage loans offered by our bank branches and now offer our residential mortgage products and services and third party mortgage services through four diverse delivery channels: (1) Retail Mortgage, which provides residential mortgages to consumers in the Southeast primarily through our bank branches and mortgage offices; (2) Third Party Origination consisting of both correspondent and wholesale lending, which provides mortgage processing and resale services to smaller banks and mortgage companies in Tennessee and other states nationally; (3) ConsumerDirect, which provides residential mortgages on a national basis via internet channels; and (4) Reverse Mortgage, which provides reverse mortgage products to clients in Tennessee, Alabama, Georgia, and other states nationally.

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

We intend to continue to take advantage of opportunities to grow our mortgage business as they present themselves, including by continuing to expand our mortgage business outside of our community banking footprint, improving the client experience through an enhanced fulfillment process, attracting experienced loan officers and improving profitability through centralized efficiencies and our capital markets execution. We have successfully maintained our ConsumerDirect internet delivery channel over the past year by increasing our marketing of this channel.  Additionally, we are continuing to develop our correspondent lending delivery channel, which will be a continued focus of future growth in 2018. We have managed to grow our mortgage business while maintaining a high-degree of scalability to control costs in the event of a downturn in our mortgage business. Our mortgage loan office leases are primarily short-term in nature and approximately 55% of our mortgage-related compensation is in the form of variable compensation. Our mortgage business offers attractive cross-selling opportunities for our consumer banking products through the origination process and our mortgage servicing book.

We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors and our internal policies. Mortgage loans are subject to the same uniform lending policies referenced below and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 731 during the year ended December 31, 2017.

The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, mortgage companies, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to face continued industry-wide competitive pressures related to changing market conditions that will reduce our pricing margins and mortgage revenues generally, especially in a rising rate environment.

Our mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have not yet experienced a slowdown in our mortgage origination volume, due in part to our expansion of our mortgage banking business, our mortgage origination volume could be materially and adversely affected by rising interest rates, and we expect to see declining origination volume in 2018 within the industry.

During the year ended December 31, 2017, we had $7.6 billion in interest rate lock commitment volume, with 58% of these commitments being purchase money mortgage loans. Please see below for a breakdown of our interest rate lock commitment volume by distribution channel since 2015 and by product type in 2017:

Interest rate lock commitment volume by line of business ($ in millions)

Interest rate lock commitment volume by product type (year ended December 31, 2017)

Note: Conv = Conventional; VA = Veterans Affairs; USDA = United States Department of Agriculture Rural Housing Mortgage; FHA = Federal Housing Administration

Investment and trust services

The Bank provides our individual clients access to investment services offered by LPL Financial (formerly INVEST Financial Corporation), an independent third-party broker-dealer that maintains offices in 41 of our bank branches. A full range of investment choices is available through LPL Financial for our clients, including equities, mutual funds, bonds, tax-exempt municipals, and annuities, as well as money management consultation. Life insurance products are also offered to our clients through FirstBank Insurance, Inc., a wholly-owned insurance agency. We also offer our business clients group retirement plan advisory services. We primarily market these services to retirees or pre-retirees with a minimum of $100,000 of investable assets, high income professionals earning more than $200,000 and businesses with group retirements plans that have more than $1 million in assets. We earn noninterest income from the investment and life insurance sales arrangements.

During 2017, the Bank began providing trust administration services as an extension to wealth management through the FirstBank Trust Department through the Clayton Banks acquisition.  With $567.4 million assets under management at December 31, 2017, a disciplined investment philosophy and a highly competitive fee schedule, FirstBank Trust primarily serves high-wealth bank relationships and a niche of charitable endowments and foundations.

Risk management

General

Our operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. Our risk culture is supported by investments in the right people and technologies to protect our business. Our board of directors and the Bank’s board of directors are ultimately responsible for overseeing risk management at the holding company and the Bank, respectively. We have a Chief Risk Officer who oversees risk management across our business (including the Bank) and reports directly to our Chief Executive Officer. Our board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including legal, IT, audit, compliance, capital markets and information and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.

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

As a relationship-oriented lender, rather than transaction-oriented lender, substantially all of our loans are made to borrowers or relationships located or operating in our market area. This provides us with a better understanding of their business, creditworthiness and the economic conditions in their market and industry. Furthermore, our associates are held accountable for all of their decisions, which effectively aligns their incentives to reflect appropriate risk management.

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

Lending limits

The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. The Bank is a Tennessee chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Tennessee. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2017, the Bank’s legal lending limits were approximately $66 million (15%) and $111 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

Liquidity and interest rate risk management

Our liquidity planning framework is focused on ensuring the lowest cost of funding available and planning for unpredictable funding circumstances. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest bearing and other low-cost core deposits while replacing higher cost funding options, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our simple funding structure as of December 31, 2017.

Funding structure as of December 31, 2017

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

Competition

We conduct our core banking operations primarily in Tennessee and compete in the commercial banking industry solely through our wholly-owned banking subsidiary, FirstBank. The banking industry is highly competitive, and we experience competition in our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, online mortgage lenders, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Furthermore, the Tennessee market has grown increasingly competitive in recent years with a number of banks entering this market, with a primary focus on the state’s metropolitan markets. We believe this trend will continue as banks look to gain a foothold in these growing markets. This trend will result in greater competition primarily in our metropolitan markets. However, we firmly believe that our market position and client-focused operating model enhances our ability to attract and retain clients.

See “Our markets” in this section above for a further discussion of the markets we compete in and the competitive landscape in these markets.

Our associates

As of December 31, 2017, we had 1,335 full-time associates and 51 part-time associates. We pride ourselves on maintaining good relations with our associates. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

Information technology systems

We have recently made and continue to make significant investments in our technology platforms. In 2014, we completed an upgrade to our consumer online banking, mobile and voice platforms deploying competitive technology to support consumer self-service banking behavior. During 2015, we completed the installation of a dedicated commercial cash management platform that is configurable at a client segment level supporting a broad range of client needs. We also developed a commercial mobile and tablet app that we launched in late 2016.

During the second quarter of 2016, we successfully converted our core operating platform to the Jack Henry Silverlake platform. This core conversion includes the replacement of our core, teller platform, loan and deposit platforms, as well as a number of other ancillary systems, which we believe helped us achieve a scalable and efficient operations function. Additionally, the core conversion positioned us to offer new products and services that improves our overall customer experience and enhances our ability to attract new households.

Supervision and regulation

The following is a general summary of the material aspects of certain statutes and regulations applicable to us and the Bank. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and financial results.

General

As a registered bank holding company, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, or Federal Reserve, under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In addition, as a Tennessee state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to primary regulation, supervision, and examination by the Federal Deposit Insurance Corporation, or FDIC, and the Bank’s state banking regulator, the Tennessee Department of Financial Institutions, or TDFI. Supervision, regulation, and examination of us and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our capital stock.

Changes as a result of the Dodd-Frank Act

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the regulatory framework under which we and the Bank operate has changed. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing issues including, among others, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, lending limits, mortgage lending practices, registration of investment advisers and changes among the bank regulatory agencies. In particular, portions of the Dodd-Frank Act that affected us and the Bank include, but are not limited to:

•

The Dodd-Frank Act created the Consumer Financial Protection Bureau, or CFPB, a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services. The authority to examine depository institutions with $10.0 billion or less in assets, such as the Bank, for compliance with federal consumer laws remain largely with the Bank’s primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. While the CFPB does not have direct supervisory authority over us or the Bank, it nevertheless has important rulemaking, examination and enforcement authority with regard to consumer financial products and services.

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

•

The Dodd-Frank Act contained other provisions, including but not limited to: new limitations on federal preemption; application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital ; changes to the assessment base for deposit insurance premiums; permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000 limit for federal deposit insurance; repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses; requirement that sponsors of asset-backed securities retain a percentage of the credit risk of the assets underlying the securities; requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating credit worthiness.

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

Permitted activities

Under the BHCA, as amended, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case, subject to certain conditions and restrictions and prior approval of the Federal Reserve):

•	banking or managing or controlling banks:

•	furnishing services to or performing services for our subsidiaries:

•	any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and related activities;

•	leasing personal or real property;

•	operating a nonbank depository institution, such as a savings association;

•	performing trust company functions;

•	conducting financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

•	issuing and selling money orders and similar consumer-type payment instruments.

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

The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose the following minimum capital requirements applicable to us and the Bank:

•	a common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements); and

•	a leverage ratio of 4%.

•	a new supplementary leverage ratio of 3%, resulting in a leverage ratio requirement of 7% for such institutions.

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

The rules permit bank holding companies with less than $15.0 billion in total consolidated assets, such as us, to continue to include trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, in Tier 1 Capital, but not in CET1 Capital, subject to certain restrictions. Tier 2 Capital consists of instruments that currently qualify in Tier 2 Capital plus instruments that the rule has disqualified from Tier 1 Capital treatment. We have outstanding trust-preferred securities, issued as debt securities. The first issue was for $21,000,000 (21,000 securities priced at $1,000 each) plus $650,000 in the related common securities, and the second issue was for $9,000,000 (9,000 securities priced at $1,000 each) plus $280,000 in the related common securities.

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

When fully phased in on January 1, 2019, the U.S. Basel III Capital Rules will require us and the Bank to maintain (i) a minimum ratio of CET1 Capital to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 Capital to risk-weighted assets of at least 7.0%, (ii) a minimum ratio of Tier 1 Capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 Capital ratio of 8.5%, (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 Capital to average assets. Management believes that we and the Bank would meet all capital adequacy requirements under the U.S. Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Compensation and risk management

In 2010, the federal banking agencies issued guidance to regulated banks and bank holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. Further, in 2016 the federal banking regulators re-proposed rules that would prohibit incentive compensation arrangements that would encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss, and include certain prescribed standards for governance and risk management for incentive compensation for institutions, such as us, that have over $1 billion in consolidated assets.

Bank regulation

The Bank is a banking institution that is chartered by and headquartered in the State of Tennessee, and it is subject to supervision and regulation by the TDFI and the FDIC. The TDFI and FDIC supervise and regulate all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency, which periodically examines the Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

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

As of December 31, 2017, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

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

Bank dividends

The FDIC prohibits any distribution that would result in the bank being “undercapitalized” (<4% leverage ratio, <4.5% CET1 Risk-Based ratio, <6% Tier 1 Risk-Based ratio, or <8% Total Risk-Based ratio). Tennessee law places restrictions on the declaration of dividends by state chartered banks to their shareholders, including, but not limited to, that the board of directors of a Tennessee-chartered bank may only make a dividend from the surplus profits arising from the business of the bank, and may not declare dividends in any calendar year that exceeds the total of its retained net income of that year combined with its retained net income of the preceding two (2) years without the prior approval of the TDFI commissioner. Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was .590 (annual) basis points for all four quarters in 2015, .560 (annual) basis points for all four quarters in 2016, and .520 (annual) basis points for all four quarters in 2017.  These assessments will continue until the FICO bonds mature in 2017 through 2019.

Restrictions on transactions with affiliates

The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank, and, in our case, includes, among others, the Company as well as our Executive Chairman, James W. Ayers and the companies he controls. Accordingly, transactions between the Bank, on the one hand, and the Company or Mr. Ayers or any of his affiliates, on the other hand, will be subject to a number of restrictions, including restrictions relating to extensions of credit, contracts, leases and purchases or sale of assets. Such restrictions and limitations prevent the Company or Mr. Ayers or his affiliates from borrowing from the Bank unless the loans are secured by specified collateral of designated amounts. Furthermore, such secured loans by the Bank to the Company or Mr. Ayers and his affiliates are limited, individually, to ten percent (10%) of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to twenty percent (20%) of the Bank’s capital and surplus.

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

As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Cincinnati under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2017, the Bank was in compliance with this requirement.

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

In addition to our website, you may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements and other information we file electronically with the SEC at www.sec.gov.

ITEM 1A - Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including, but not limited, to the material risks described below.  Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results.  The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.

In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary note regarding forward-looking statements” beginning on page 2 of this Annual Report.

Risks related to our business

Our business concentration in Tennessee imposes risks resulting from any regional or local economic downturn affecting Tennessee.

We conduct our banking operations primarily in Tennessee. As of December 31, 2017, approximately 77% of our loans and approximately 88% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty.

This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits. Any regional or local economic downturn that affects Tennessee or existing or prospective borrowers, depositors or property values in this area may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

We face strong competition from financial services companies and other companies that offer banking services.

We conduct our banking operations primarily in Tennessee, with our largest market being the Nashville MSA, which is a highly competitive banking market. Many of our competitors offer the same, or a wider variety of, banking services within our market areas, and we compete with them for the same customers. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including thrift institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened offices and solicit deposits in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition or results of operations may be adversely affected.

Further, a number of larger banks have recently entered the Nashville MSA, and we believe this trend will continue as banks look to gain a foothold in this growing market. This trend will likely result in greater competition in, and may impair our ability to grow our share of, our largest market.

If we do not effectively manage our asset quality and credit risk, we could experience loan losses.

Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Tennessee (particularly the Nashville MSA), specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease.

Our provision and allowance for credit losses may not be adequate to cover actual credit losses.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2017, approximately 73% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.  If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.

We are exposed to higher credit risk by commercial real estate, commercial and industrial, and construction based lending.

Commercial real estate, commercial and industrial, and construction based lending usually involves higher credit risks than 1-4 family residential real estate lending. As of December 31, 2017, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 33%; commercial and industrial - 23%; and construction - 14%. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

Non-owner occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties. These loans also involve greater risk because they generally are not fully amortizing over the loan period, and therefore have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner. In addition, banking regulators have been giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Commercial and industrial loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans depreciate over time, are difficult to appraise and liquidate, and fluctuate in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction or development equals or exceeds the cost of the property construction or development (including interest), the availability of permanent take-out financing and the builder’s ability to sell the property. During the construction or development phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by foreclosure on collateral.

Commercial real estate loans, commercial and industrial loans, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle due to the vulnerability of these sectors during a downturn. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

We also make both secured and unsecured loans to our commercial customers. Unsecured loans generally involve a higher degree of risk of loss than secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Because of this lack of collateral, we are limited in our ability to collect on defaulted unsecured loans. Further, the collateral that secures our secured commercial and industrial loans typically includes inventory, accounts receivable and equipment, which usually have a value that is insufficient to satisfy the loan without a loss if the business does not succeed.

Our loan concentration in these sectors and their higher credit risk could lead to increased losses on these loans, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We are exposed to higher credit risk due to relationship exposure with a number of large borrowers.

As of December 31, 2017, we had 43 borrowing relationships in excess of $10 million which accounted for approximately 19% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these large relationships have directly impacted our allowance for loan losses in the past, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We make loans to small-to-medium sized businesses that may not have the resources to weather a downturn in the economy.

We make loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns, a sustained decline in commodity prices and other events that negatively impact small businesses in our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations or financial condition.

We may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by, or questions or concerns about the creditworthiness of, a counterparty or client, or concerns about the financial services industry generally. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on us.

A lack of liquidity could adversely affect our operations and jeopardize our liquidity, business, financial condition or results of operations.

We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities to ensure that we have adequate liquidity to fund our operations. In addition to our traditional funding sources, we also may borrow funds from third-party lenders or issue equity or debt securities to investors. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity may also be adversely impacted if there is a decline in our mortgage revenues from higher prevailing interest rates. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition or results of operations.

We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. Actual borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference, or spread, between interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities may fluctuate. This may cause decreases in our spread and may adversely affect our earnings and financial condition.

Interest rates are highly sensitive to many factors including, without limitation:

•The rate of inflation;

•Economic conditions;

•Federal monetary policies; and

•Stability of domestic and foreign markets.

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability.

If we are unable to grow our noninterest income, our growth prospects will be impaired.

Taking advantage of opportunities to develop new, and expand existing, streams of noninterest income, including our mortgage business, cash management services, investment services and interchange fees, is a part of our long-term growth strategy. If we are unsuccessful in our attempts to grow our noninterest income, especially in light of the expected decline in mortgage revenues, our long-term growth will be impaired. Further, focusing on these noninterest income streams may divert management’s attention and resources away from our core banking business, which could impair our core business, financial condition and operating results. We also derive a meaningful amount of our noninterest income from non-sufficient funds and overdraft fees, and such fees are subject to increased regulatory scrutiny, which could result in an erosion of such fees, and as a result, materially impair our future noninterest income.

Our recent results may not be indicative of our future results.

We may not be able to grow our business at the same rate of growth achieved in recent years or even grow our business at all.  In the future, we may not have the benefit of several factors that have been favorable to the growth of our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace and the ability to find suitable expansion opportunities and acquisition targets. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and build our franchise.  Even if we are able to grow our business, we may fail to build the infrastructure sufficient to support such growth, suffer loan losses in excess of reserves for such losses or experience other risks associated with growth.

Our future success is largely dependent upon our ability to successfully execute our business strategy.

Our future success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things:

•	maintain and enhance our reputation;
•	attract and retain experienced and talented bankers in each of our markets;
•	maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;
•	enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets;
•	improve our operating efficiency;
•	implement new technologies to enhance the client experience and keep pace with our competitors;
•	identify attractive acquisition targets, close on such acquisitions on favorable terms and successfully integrate acquired businesses;
•	attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•	attract sufficient loans that meet prudent credit standards;
•	originate conforming residential mortgage loans for resale into secondary markets to provide mortgage banking income;
•	maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking laws and regulations;
•	manage our credit, interest rate and liquidity risk;
•	develop new, and grow our existing, streams of noninterest income;
•	oversee the performance of third-party vendors that provide material services to our business; and
•	control expenses in line with their current projections.

Failure of management to execute our business strategy could negatively impact our business, growth prospects, financial condition or results of operations. Further, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

We follow a relationship-based operating model, and our ability to maintain our reputation is critical to the success of our business.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining bankers and other associates who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. Further, maintaining our reputation also depends on our ability to protect our brand and associated intellectual property. If our reputation is negatively affected by the actions of our associates or otherwise, our business and, therefore, our operating results may be materially and adversely affected.

We depend on our executive officers and other key individuals to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.

We believe that our continued growth and future success will depend in large part on the skills of our senior management team and our ability to motivate and retain these individuals and other key individuals. The loss of any member of our senior management team could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially and adversely affected.

The success of our operating model is largely dependent on our ability to attract and retain talented bankers in each of our markets.

We strive to attract and retain talented bankers in each of our markets by fostering an entrepreneurial environment, empowering them with local decision making authority and providing them with sufficient infrastructure and resources to support their growth while also providing management with appropriate oversight. However, the competition for bankers in each of our markets is intense. We compete for talent with both smaller banks that may be able to offer bankers more responsibility, autonomy and local relationships and larger banks that may be able to offer bankers higher compensation, resources and support. As a result, we may not be able to effectively compete for talent across our markets. Further, our bankers may leave us to work for our competitors and, in some instances, may take important banking relationships with them. If we are unable to attract and retain talented bankers in our markets, our business, growth prospects or financial results could be materially and adversely affected.

We may fail to realize all of the anticipated benefits from previously acquired financial institutions or institutions that we may acquire in the future, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating financial institutions that we acquire.

Our ability to realize the anticipated benefits of any acquisition of other financial institutions, bank branches and/or mortgage operations in target markets will depend, to a large extent, on our ability to successfully integrate the acquired businesses. Such an acquisition strategy will involve significant risks, including the following:

•	finding suitable markets for expansion;
•	finding suitable candidates for acquisition;

•	finding suitable financing sources to fund acquisitions;
•	attracting and retaining qualified management;
•	maintaining adequate regulatory capital;
•	obtaining federal and state regulatory approvals; and
•	closing on suitable acquisitions on terms that are favorable to us.

The integration and combination of the acquired businesses is a complex, costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to integrating business practices and operations. The integration process may disrupt our business and the business of the acquired bank and, if implemented ineffectively, would restrict the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating acquired businesses and to fully realize the anticipated benefits of acquisitions could adversely impact our business, financial condition or results of operations.

 Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited by law in the amount we can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. Tennessee’s legal lending limit is intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon our capitalization at December 31, 2017, our legal lending limits were approximately $66 million (15% of capital and surplus) and $111 million (25% of capital and surplus). Therefore, based upon our current capital levels, the amount we may lend may be significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our funding sources may prove insufficient to support our future growth.

Deposits, cash flows from operations (including from our mortgage business) and investment securities for sale are the primary sources of funds for our lending activities and general business purposes. However, from time to time we also obtain advances from the Federal Home Loan Bank, purchase federal funds, engage in overnight borrowing from the Federal Reserve and correspondent banks and sell loans. While we believe our current funding sources to be adequate, our future growth may be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available on acceptable terms to accommodate future growth, which could have a material adverse effect on our financial condition, results of operations or cash flows.

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

Decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.

Our mortgage operation originates and sells residential mortgage loans, services residential mortgage loans, and provides third-party origination services to other community banks and mortgage companies. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $116.9 million in 2017. This revenue could significantly decline in future periods if interest rates were to continue rising and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans and securities.

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. We expect to see declining origination volume in 2018 across the industry.  Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Further, nearly half of our mortgages are originated through our consumer direct internet delivery channel, which targets national customers. As a result, loan originations through this channel are particularly susceptible to the interest rate environment and the national housing market. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. If we are unable to do so, our continued profitability may be materially and adversely affected.

We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.

We act as servicer for approximately $6.5 billion of mortgage loans owned by third parties as of December 31, 2017. As a servicer for those loans, we have certain contractual obligations to third parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances.

In 2017, we sold nearly all of the $6.3 billion of mortgage loans held for sale that we originated and purchased. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.

We depend on third-party service providers in the operation of our business.

We depend on a third-party service providers in the operation of our business.  In particular, we have engaged one such third party, Cenlar, to provide servicing of our mortgage loan business. In the event that this service provider, or any other third-party service provider that we may use in the future, fails to perform its servicing duties or performs those duties inadequately, we could experience a temporary interruption in collecting principal and interest on mortgage loans, sustain credit losses on our loans or incur additional costs to obtain a replacement servicer. There can be no assurance that a replacement servicer could be retained in a timely manner or at similar rates. Further, our servicing rights could be terminated or we may be required to repurchase mortgage loans or reimburse investors as a result of such failures of our third-party service providers, any of which could adversely affect our reputation, results of operations or financial condition.

We also receive core systems processing, essential web hosting and other Internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition or results of operations could be adversely affected, perhaps materially. Even if we are able to replace third-

party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition or results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance risks. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected.

System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our client relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.

Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We are under continuous threat of loss due to hacking and cyber-attacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. While we are not aware of any successful hacking or cyber-attacks into our computer or information technology systems, there can be no assurance that we will not be the victim of successful hacking or cyber-attacks in the future that could cause us to suffer material losses. The occurrence of any cyber-attack or information security breach could result in significant potential liabilities to customers and other third parties, reputational damage, the disruption of our operations and regulatory concerns, all of which could materially and adversely affect our business, financial condition or results of operations.

The financial services industry is undergoing rapid technological changes and, we may not have the resources to implement new technology to stay current with these changes.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest, and have invested significantly more than us, in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.

We are subject to certain operational risks, including, but not limited to, client or employee fraud.

Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against these operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations.

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

We may need to raise additional capital in the future.

We are required to meet certain regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions, governmental activities, and our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on terms acceptable to us. Further, such additional capital could result in dilution to our existing shareholders. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity, results of operations, as well as our ability to maintain compliance with regulatory capital requirements, would be materially and adversely affected.

Our FDIC deposit insurance premiums and assessments may increase.

Our deposits are insured by the FDIC up to legal limits and, accordingly, subjects us to the payment of FDIC deposit insurance premiums and assessments. High levels of bank failures since the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional failures of financial institutions. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.

Our financial condition may be affected negatively by the costs of litigation.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. From time to time, and particularly during periods of economic stress, customers may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market perception, products and services, as well as potentially affecting customer demand for those products and services. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition or results of operations.

Prior to our initial public offering, we were treated as an S-corporation, and claims of taxing authorities or our former sole shareholder related to our prior status as an S-corporation, could harm us.

Prior to our initial public offering, we were an S-corporation for U.S. federal income tax purposes. While we were an S-corporation, Mr. Ayers, our sole shareholder at the time, was taxed on our income. Following our initial public offering in 2016, our status as an S-corporation was terminated and we became a “C-corporation” under the provisions of the Internal Revenue Code. If the unaudited, open tax years in which we were an S-corporation are audited by the Internal Revenue Service (the “IRS”) and we are determined not to have qualified for, or to have violated, our S-corporation status, we will be obligated to pay back tax, interest and penalties. The amounts that we would be obligated to pay could include tax on all of our taxable income while we were an S-corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations or financial condition.

In addition, in the event of an adjustment to our reported taxable income for periods prior to termination of our S-corporation status, it is possible that Mr. Ayers would be liable for additional income taxes for those prior periods. Therefore, we entered into a tax sharing agreement with Mr. Ayers. Pursuant to this agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S-corporation, we may be required to make a payment to Mr. Ayers in an amount equal to Mr. Ayers’ incremental tax liability. In addition, we have agreed to indemnify Mr. Ayers with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S-corporation status terminates. In both cases the amount of the payment will be based on the assumption that Mr. Ayers is taxed at the highest rate applicable to individuals for the relevant periods. We will also indemnify Mr. Ayers for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. Any such payments to or on behalf of Mr. Ayers would result in additional costs to us and could have a material adverse effect on our results of operations or financial condition.

We could be subject to environmental risks and associated costs on our other real estate owned assets.

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

Risks related to our regulatory environment

The Dodd-Frank Act and related rules and regulations may adversely affect our business, financial condition or results of operations.

The Dodd-Frank Act contains a variety of far-reaching changes and reforms for the financial services industry and directs federal regulatory agencies to study the effects of, and issue implementing regulations for, these reforms. Many of the provisions of the Dodd-Frank Act could have a direct effect on our performance and, in some cases, impact our ability to conduct business. Examples of these provisions include, but are not limited to:

•	Increased capital requirements and changes to the quality of capital required to be held by banking organizations;
•	Changes to deposit insurance assessments;
•	Regulation of proprietary trading;
•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•

Establishment of the Consumer Financial Protection Bureau (the “CFPB”) with broad authority to implement new consumer protection regulations and, for banks with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank;
•	Implementation of annual stress tests for all banks with assets exceeding $10 billion;
•	Regulation of debit-card interchange fees; and
•	Regulation of lending and the requirements for “qualified mortgages”, “qualified residential mortgages” and the assessment of “ability to repay” requirements.

Many of these provisions have already been the subject of proposed and final rules by regulatory authorities. Many other provisions, however, remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business, require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional capital and expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition or results of operations.

Monetary policies and economic factors may limit our ability to attract deposits or make loans.

The monetary policies of federal regulatory authorities, particularly the Federal Reserve, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature or timing of any changes in these monetary policies and economic conditions, including the Federal Reserve’s interest rate policies, or their impact on our financial performance. Adverse conditions in the economic environment could also lead to a potential decline in deposits and demand for loans, which could have a material and adverse effect on our financial condition, results of operations or cash flows.

As the parent company of FirstBank, the Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires us to act as a source of strength to the Bank and to commit capital and financial resources to support the Bank. This support may be required at times when we might otherwise determine not to provide it. In addition, if we commit to a federal bank regulator that we will maintain the capital of the Bank, whether in response to the Federal Reserve’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by a bankruptcy trustee and, as a result, the Bank will be entitled to priority payment in respect of that commitment, ahead of our other creditors. Thus, any borrowing that must be done by us in order to support the Bank may adversely impact our cash flow, financial condition, results of operations or prospects.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

The Federal Reserve, the FDIC and the TDFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve or the TDFI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions may include the power to require us to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil monetary penalties against us or our officers or directors, to remove officers and directors or, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory enforcement action against us could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws and regulations have been adopted that are intended to eliminate certain lending practices considered “predatory.” The origination of loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may protect us from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to applicable regulations, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make, which in turn could have a material adverse effect on our business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.

We are subject to numerous fair lending laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new lines of business. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.

We could face a risk of noncompliance and enforcement action with the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”) and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control related to U.S. sanctions regimes. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition or results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could in turn have a material adverse effect on our business.

Risks related to our common stock

We are controlled by James W. Ayers, whose interests in our business may be different than our other shareholders, and, as a “controlled company” within the meaning of the rules of NYSE, our other shareholders will not have the same protections afforded to shareholders of companies that are subject to certain corporate governance requirements.

Mr. Ayers, our Executive Chairman, currently owns approximately 56.3% of our common stock. Further, pursuant to the shareholder’s agreement that was entered into with Mr. Ayers in connection with our initial public offering, Mr. Ayers has the right to designate up to a majority of our board of directors. As a result, Mr. Ayers or his nominees to our board of directors will have the ability to control the appointment of our management, the entering into of mergers, material acquisitions and dispositions and other extraordinary transactions and to influence amendments to our charter, bylaws and other corporate governance documents. So long as Mr. Ayers continues to own a majority of our common stock, he will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Mr. Ayers may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.

In addition, because Mr. Ayers controls a majority of the voting power of our outstanding common stock, we are a “controlled company” within the meaning of the corporate governance standards of NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors and the requirements that the executive compensation committee and nominating and corporate governance committee each be comprised entirely of independent directors.  We may take advantage of certain of these exemptions for as long as we continue to qualify as a “controlled company,” and, historically, we have relied on the exemption that we have a nominating and corporate governance committee. While exempt, we may also choose not to have a majority of independent directors or a compensation committee that consists entirely of independent directors. Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NYSE.

Our corporate organization documents contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of us that our shareholders may favor.

Our governing documents and certain agreements to which we are a party contain provisions that make a change-in-control difficult to accomplish, and may discourage a potential acquirer. These include a provision that directors cannot be removed except for cause and a provision that requires the affirmative vote of eighty percent (80%) of the shares outstanding to amend certain provisions of our charter. These anti-takeover provisions may have an adverse effect on the market for our common stock.

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

Absent special and unusual circumstances, a holder of any indebtedness for borrowed money has rights that are superior to those of holders of any common stock. For example, interest must be paid to the lender before dividends can be paid to any shareholders, and loans must be paid off before any assets can be distributed to any shareholders if we were to liquidate. Further, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

The price of our common stock could be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management which could materially adversely affect our business, financial condition or results of operations.

Future sales of our common stock or securities convertible into our common stock may dilute our shareholders’ ownership in us and may adversely affect us or the market price of our common stock.

We are generally not restricted from issuing additional shares of our common stock up to the authorized number of shares set forth in our charter. We may issue additional shares of our common stock or securities convertible into our common stock in the future pursuant to current or future employee stock option plans, employee stock grants, upon exercise of warrants or in connection with future acquisitions or financings. In addition, Mr. Ayers has registration rights that allow him to sell additional shares of common stock in subsequent offerings. We cannot predict the size of any such future issuances or the effect, if any, that any such future issuances will have on the trading price of our common stock.  Any such future issuances of shares of our common stock or securities convertible into common stock may have a dilutive effect on the holders of our common stock and could have a material negative effect on the trading price of our common stock.

Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute our shareholders ownership in us and may adversely affect us or the market price of our common stock.

We or Mr. Ayers, may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including sales that may occur pursuant to registration rights and shares that may be issued in connection with acquisitions), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Applicable laws and regulations restrict both the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.

We and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business: Supervision and regulation: Bank regulation: Bank dividends” and “Business: Supervision and regulation: Holding company regulation: Restriction on bank holding company dividends,” and generally consider previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition in determining whether a dividend payment is appropriate. For the foreseeable future, the majority, if not all, of our revenue will be from any dividends paid to us by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to us. Further, the present and future dividend policy of the Bank is subject to the discretion of its board of directors. We cannot guarantee that we or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends, that the board of directors of the Bank will elect to pay dividends to us, or the timing or amount of any dividend actually paid. See “Dividend policy.” If we do not pay dividends, market perceptions of our common stock may be adversely affected, which could in turn create downward pressure on our stock price.

We identified a material weakness in our internal control over financial reporting related to reconciliations of our mortgage loans held for sale and related clearing accounts in the year ended December 31, 2016 and if we are unable to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) it could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, that require management to certify financial and other information in our quarterly and annual reports and, beginning with this Annual Report on Form 10-K, provide an annual management report on the effectiveness of control over financial reporting. Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering.

In connection with the preparation of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, our management determined that as of December 31, 2016, we had a material weakness in our internal control over financial reporting resulting from deficiencies around the recording of mortgage banking transactions and reconciliations of mortgage loans held for sale and related clearing accounts on a timely basis. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, we did not have effective processes and procedures in place to ensure that all transactions involving the origination, purchase, transfer or sales of our mortgage loans held for sale were properly recorded and reflected on our financial statements and, as a result, failed to properly record certain transactions in the proper interim periods in 2016. While this deficiency did not result in a restatement of any previously reported interim consolidated financial statements for 2016, our management concluded there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements might not be prevented or detected on a timely basis. See “Controls and Procedures” included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 for a further discussion of this material weakness. Our management believes that the conversion to the system, which was completed during 2016, and the revised policies and procedures for reconciling applicable accounts put in place during 2016 have been sufficient to remediate this material weakness. As of December 31, 2017, management considers the material weakness to be remediated based on their evaluation of the controls.

While we believe that we have taken appropriate steps to remediate the material weakness, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future.  If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various regulatory and reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, exemptions from being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we will cease to be an emerging growth company earlier if we have more than $1 billion in annual gross revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion of non-convertible debt in a three-year period. Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions and, as a result, investor confidence or the market price of our common stock may be materially and adversely affected.

Securities that we issue, including our common stock, are not FDIC insured.

Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank, insured by the FDIC, any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of our shareholders’ investments.

ITEM 1B - Unresolved Staff Comments

None.

ITEM 2 - Properties

Our principal executive offices and FirstBank’s main office are located at 211 Commerce Street, Suite 300, Nashville, Tennessee 37201. We currently operate 56 full-service bank branches and 9 other banking locations throughout our geographic market areas as well as 18 mortgage offices throughout the southeastern United States. We have banking locations in the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Jackson (TN) and Huntsville (AL) in addition to 12 community markets. See “ITEM 1. Business – Our Markets” for more detail. We own 44 of these banking locations and lease our other banking locations, nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished.

ITEM 3 - Legal Proceedings

Various legal proceedings to which FB Financial Corporation or a subsidiary of FB Financial Corporation is party arise from time to time in the normal course of business. As of the date hereof, there are no material pending legal proceedings to which FB Financial Corporation or any of its subsidiaries is a party or of which any of its or its subsidiaries' assets or properties are subject.

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

The following table shows the high and low sales price information for the Company’s common stock for each full quarter in 2017 and 2016 as reported on the New York Stock Exchange.

	Price per share of common stock
	High	Low
2017
First quarter	$35.50	$23.71
Second quarter	$38.59	$32.49
Third quarter	$38.24	$32.84
Fourth quarter	$44.81	$37.91
2016
First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	$21.27	$20.00
Fourth quarter	$26.45	$19.81

The Company had approximately 735 stockholders of record as of March 12, 2018.

Stock Performance Graph

The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the KBW Bank Index, which is a modified cap-weighted index consisting of 24 exchange-listed National Market stocks. The graph assumes an initial $100 investment on December 30, 2016 through December 29, 2017. Data for the S&P 500 and KBW Regional Bank Index assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Index
	FB Financial Corporation	S&P 500 Total Return Index	KBW Bank Total Return Index
12/30/2016	100.00	100.00	100.00
1/27/2017	99.00	102.60	101.23
2/24/2017	124.20	106.09	104.71
3/24/2017	121.89	105.20	99.33
4/21/2017	135.49	105.54	98.17
5/19/2017	145.90	107.24	98.77
6/16/2017	139.88	109.74	103.00
7/14/2017	133.95	111.05	105.96
8/11/2017	127.17	110.40	103.39
9/8/2017	131.25	111.51	99.59
10/6/2017	146.47	115.67	111.44
11/3/2017	156.72	117.50	113.15
12/1/2017	165.28	120.25	116.19
12/31/2017	161.81	121.83	118.59

Dividend Policy

Prior to our initial public offering, we were an S corporation for U.S. federal income tax purposes. As an S Corporation, we historically made distributions to our sole shareholder to provide him with funds to pay U.S. federal income tax on our taxable income that was “passed through” to him. We also historically paid additional dividends to our shareholder as a return on his investment from time to time. Following our initial public offering and after our conversion to a C corporation, our dividend policy and practice changed, and we will no longer pay distributions to provide our shareholders with funds to pay U.S. federal income tax on their pro rata portion of our taxable income.

We currently intend to retain our future earnings, if any, to fund the development and growth of our business, and we currently do not anticipate paying any dividends to the holders of our common stock. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.

The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. Per share amounts are presented to the nearest cent.

(dollars in thousands, except share amounts and per share data)
Quarterly period	Amount per share	Total cash dividend
First Quarter 2016	$0.29	$5,000
Second Quarter 2016	$0.25	$4,300
Third Quarter 2016	$3.49	$60,000
Fourth Quarter 2016	$—	$—
First Quarter 2017	$—	$—
Second Quarter 2017	$—	$—
Third Quarter 2017	$—	$—
Fourth Quarter 2017	$—	$—

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

Sale of Equity Securities and Use of Proceeds

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

The offering commenced on September 15, 2016 and closed on September 21, 2016. All of the shares registered pursuant to the registration statement were sold at an aggregate offering price of $128.5 million. We received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55.0 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our majority shareholder and executive chairman, which was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. During the third quarter of 2017, approximately $7.8 million was used to fund the merger with the Clayton Banks. Remaining proceeds of approximately $27.1 million from the offering remain in interest bearing deposits in other financial institutions and may be used to support our growth, including to fund our organic growth and implement our strategic initiatives, which may include the potential expansion of our business through opportunistic acquisitions of depository institutions and other complementary businesses, and selective acquisitions of assets, deposits and branches that we believe present attractive risk-adjusted returns or provide a strategic benefit to our growth strategy, for working capital and for other general corporate purposes, and to strengthen our regulatory capital. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on September 19, 2016 pursuant to Rule 424(b)(4) under the Securities Act.

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

			As of or for the year ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data
Total interest income	$169,613	$120,494	$102,782	$92,889	$87,082
Total interest expense	16,342	9,544	8,910	9,513	11,606
Net interest income	153,271	110,950	93,872	83,376	75,476
Provision for loan losses	(950)	(1,479)	(3,064)	(2,716)	(1,519)
Total noninterest income	141,581	144,685	92,380	50,802	41,386
Total noninterest expense	222,317	194,790	138,492	102,163	89,584
Net income before income taxes	73,485	62,324	50,824	34,731	28,797
Income tax expense	21,087	21,733	2,968	2,269	1,894
Net income	52,398	40,591	47,856	32,462	26,903
Net interest income (tax—equivalent basis)	156,094	113,311	95,887	85,487	77,640
Per Common Share
Basic net income	1.90	2.12	2.79	1.89	1.57
Diluted net income	1.86	2.10	2.79	1.89	1.57
Book value(1)	19.54	13.71	13.78	12.53	11.04
Tangible book value(5)	14.56	11.58	10.66	9.59	8.01
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	21,087	22,902	17,829	12,375	10,185
Pro forma net income	52,398	39,422	32,995	22,356	18,612
Pro forma net income per common share—basic	1.90	2.06	1.92	1.30	1.08
Pro forma net income per common share—diluted	1.86	2.04	1.92	1.30	1.08
Selected Balance Sheet Data
Cash and due from banks	29,831	50,157	53,893	40,093	41,943
Loans held for investment	3,166,911	1,848,784	1,701,863	1,415,896	1,341,347
Allowance for loan losses	(24,041)	(21,747)	(24,460)	(29,030)	(32,353)
Loans held for sale	526,185	507,442	273,196	194,745	61,062
Available-for-sale securities, fair value	543,992	582,183	649,387	652,601	685,547
Other real estate owned, net	16,442	7,403	11,641	7,259	8,796
Total assets	4,727,713	3,276,881	2,899,420	2,428,189	2,258,387
Customer deposits	3,578,694	2,670,031	2,432,843	1,918,635	1,803,567
Brokered and internet time deposits	85,701	1,531	5,631	4,934	5,579
Total deposits	3,664,395	2,671,562	2,438,474	1,923,569	1,803,567
Borrowings	333,302	194,892	74,616	143,850	137,861
Total shareholders' equity	596,729	330,498	236,674	215,228	189,687
Selected Ratios
Return on average:
Assets(2)	1.37%	1.35%	1.86%	1.40%	1.22%
Shareholders' equity(2)	11.24%	14.68%	20.91%	15.94%	13.98%
Average shareholders' equity to average assets	12.23%	9.22%	8.88%	8.81%	8.73%
Net interest margin (tax-equivalent basis)	4.46%	4.10%	3.97%	3.93%	3.75%
Efficiency ratio	75.40%	76.20%	74.36%	76.14%	76.66%
Adjusted efficiency ratio (tax-equivalent basis)(5)	67.31%	70.59%	73.10%	73.93%	75.24%
Loans held for investment to deposit ratio	86.42%	69.20%	69.79%	73.61%	74.37%
Yield on interest-earning assets	4.93%	4.45%	4.34%	4.37%	4.31%
Cost of interest-bearing liabilities	0.66%	0.48%	0.49%	0.56%	0.70%
Cost of total deposits	0.42%	0.29%	0.30%	0.36%	0.48%
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	1.37%	1.31%	1.28%	0.97%	0.84%
Pro forma return on average equity(2)(4)	11.24%	14.25%	14.47%	10.98%	9.67%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.76%	1.18%	1.50%	2.05%	2.41%
Allowance for loan losses to nonperforming loans	238.10%	216.22%	211.10%	168.75%	113.83%
Nonperforming loans to loans, net of unearned income	0.32%	0.54%	0.68%	1.21%	2.12%
Capital Ratios (Company)
Shareholders' equity to assets	12.62%	10.09%	8.16%	8.86%	8.40%
Tier 1 capital (to average assets)	10.46%	10.05%	7.64%	8.10%	7.97%
Tier 1 capital (to risk-weighted assets(3)	11.43%	12.19%	9.58%	11.32%	11.47%
Total capital (to risk-weighted assets)(3)	12.01%	13.03%	11.15%	13.18%	13.41%
Tangible common equity to tangible assets(5)	9.72%	8.65%	6.43%	6.93%	6.24%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.71%	11.04%	8.23%	N/A	N/A
Capital Ratios (Bank)
Shareholders' equity to assets	12.61%	9.94%	9.17%	10.09%	9.73%
Tier 1 capital (to average assets)	9.77%	8.95%	7.65%	8.10%	7.98%
Tier 1 capital (to risk-weighted assets)(3)	10.72%	10.88%	9.63%	11.34%	11.54%
Total capital to (risk-weighted assets)(3)	11.30%	11.72%	11.02%	12.96%	13.20%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.72%	10.88%	9.63%	N/A	N/A

(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 30,535,517 and 24,107,660 as of December 31, 2017 and 2016, respectively, and 17,180,000 as of December 31, 2015, 2014 and 2013.

(2)

We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average assets and average equity, as the case may be, for that period. We have calculated our pro forma return on average assets and pro forma return on average equity for a period by calculating our pro forma net income for that period as described in footnote 4 below and dividing that by our average assets and average equity, as the case be, for that period. We calculate our average assets and average equity for a period by dividing the sum of our total asset balance or total stockholder’s equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period.

(3)

We calculate our risk-weighted assets using the standardized method of the Basel III Framework as of December 31, 2017, 2016 and 2015 and the Basel II Framework for all previous periods, as implemented by the Federal Reserve and the FDIC.

(4)

We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of 36.75%, 35.08% 35.63% and 35.37% for the years ended December 31, 2016, 2015, 2014 and 2013, respectively, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

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

The non-GAAP financial measures that we discuss in our selected historical consolidated financial data should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our selected historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our selected historical consolidated financial data when comparing such non-GAAP financial measures. The following reconciliation tables provide a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures

Adjusted efficiency ratio

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

The following table presents, as of the dates set forth below, the calculation of our efficiency ratio on a tax-equivalent basis.

			Year ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$222,317	$194,790	$138,492	$102,163	$89,584
Less vesting of one time equity grants	—	2,960	—	3,000	—
Less variable compensation charge related to cash settled equity awards previously issued	635	1,254	—	—	—
Less merger and conversion expenses	19,034	3,268	3,543	—	—
Less impairment of MSRs	—	4,678	194	—	—
Less loss on sale of MSRs	249	4,447	—	—	—
Adjusted noninterest expense	$202,399	$178,183	$134,755	$99,163	$89,584
Net interest income (tax-equivalent basis)	$156,094	$113,311	$95,887	$85,487	$77,640
Total noninterest income	141,581	144,685	92,380	50,802	41,386
Less bargain purchase gain	—	—	2,794
Less change in fair value on MSRs	(3,424)	—	—	—	—
Less gain on sales of other real estate	774	1,282	(317)	132	—
Less (loss) gain on other assets	(664)	(103)	(393)	19	(67)
Less gain on securities	285	4,407	1,844	2,000	34
Adjusted noninterest income	$144,610	$139,099	$88,452	$48,651	$41,419
Adjusted operating revenue	$300,704	$252,410	$184,339	$134,138	$119,059
Efficiency ratio (GAAP)	75.40%	76.20%	74.36%	76.14%	76.66%
Adjusted efficiency ratio (tax-equivalent basis)	67.31%	70.59%	73.10%	73.93%	75.24%

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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Tangible Assets
Total assets	$4,727,713	$3,276,881	$2,899,420	$2,428,189	$2,258,387
Adjustments:
Goodwill	(137,190)	(46,867)	(46,904)	(46,904)	(46,904)
Core deposit and other intangibles	(14,902)	(4,563)	(6,695)	(3,495)	(5,108)
Tangible assets	$4,575,621	$3,225,451	$2,845,821	$2,377,790	$2,206,375
Tangible Common Equity
Total shareholders' equity	$596,729	$330,498	$236,674	$215,228	$189,687
Adjustments:
Goodwill	(137,190)	(46,867)	(46,904)	(46,904)	(46,904)
Core deposit and other intangibles	(14,902)	(4,563)	(6,695)	(3,495)	(5,108)
Tangible common equity	$444,637	$279,068	$183,075	$164,829	$137,675
Common shares outstanding	30,535,517	24,107,660	17,180,000	17,180,000	17,180,000
Book value per common share	$19.54	$13.71	$13.78	$12.53	$11.04
Tangible book value per common share	14.56	11.58	10.66	9.59	8.01
Total shareholders' equity to total assets	12.62%	10.09%	8.16%	8.86%	8.40%
Tangible common equity to tangible assets	9.72%	8.65%	6.43%	6.93%	6.24%

ITEM 7 – Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at December 31, 2017 and 2016 and our results of operations for each of the three years in the three year period ended December 31, 2017, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Loans held for sale

Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments.” Gains and losses are recognized in income at the time the loan is closed. These gains and losses are classified under the line item “Mortgage banking income” in our consolidated financial statements. Pass through origination costs and related loan fees are also included in “Mortgage banking income.” Other expenses are classified in the appropriate noninterest expense accounts.

Other real estate owned

Other real estate owned (“OREO”) includes real estate acquired through, or in lieu of, loan foreclosure and excess land and facilities held for sale. OREO is initially recorded at fair value less the estimated cost to sell at the date of foreclosure which may establish a new cost basis. After foreclosure, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in loss on sales or write-downs of other real estate owned.

Mortgage servicing rights

We began retaining the right to service certain mortgage loans in 2014 that we sell to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.

In periods prior to 2017, mortgage servicing rights were carried at amortized cost less impairment mortgage servicing rights were amortized in proportion to and over the period of estimated net servicing income. Fair value was determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on mortgage servicing rights were recognized to the extent by which the unamortized cost exceeded fair value.

As of January 1, 2017, the Company elected to account for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, Transfers and Servicing. The change in accounting policy resulted in a one-time adjustment to retained earnings for the after-tax increase in fair value above book value at January 1, 2017. Subsequent changes in fair value are recorded in earnings in Mortgage banking income.

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

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to an operating lease intangible, customer base trust intangible and a loan servicing intangible related to a manufactured housing recorded in conjunction with the merger with the Clayton Banks completed on July 31, 2017. All intangible assets are initially measured at fair value and then amortized over their estimated useful lives.

Rate-lock commitments and forward loan sale contracts

We enter into commitments to originate and purchase loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in mortgage banking income. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered.

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

Business combinations, Accounting for Acquired Loans and related Assets

We account for our acquisitions under ASC 805, “Business Combinations”, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value measurements incorporate assumptions regarding the credit risk. The fair value measurements of acquired loans are based on the estimates related to expected prepayments and the amount of timing of undiscounted expected principal, interest and other cash flows.

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

Overview

We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. Our footprint includes 56 full-service bank branches and 9 other banking locations serving the following MSAs Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville (AL) and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

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

Mergers and acquisitions

Clayton Bank and Trust and American City Bank

Effective July 31, 2017, the Company and FirstBank completed the previously-announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Bank”), pursuant to the Stock Purchase Agreement dated February 8, 2017, as amended on May 26, 2017, with Clayton HC, Inc., a Tennessee Corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller. The transaction was valued at approximately $236.5 million. The Company issued 1,521,200 share of common stock and paid approximately $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. After finalizing purchase accounting adjustments, the Clayton Banks merger added approximately $1,215.8 million in total assets, $1,059.7 million in loans, and $979.5 million in deposits. Operating results for 2017 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks subsequent to the acquisition date. Substantially all of the operations of the Clayton Banks are included in the Banking Segment. We incurred merger and conversion expenses connected with this transaction amounting to $19.0 million during the year ended December 31, 2017.

Northwest Georgia Bank

On September 18, 2015, we completed our acquisition of Northwest Georgia Bank (“NWGB”), pursuant to an Agreement and Plan of Merger dated April 27, 2015. We acquired the stock of NWGB for $1.5 million in cash. NWGB was a 110-year old institution with six branches, primarily serving clients in the Chattanooga MSA, including parts of northern Georgia. We acquired net assets with a fair value of approximately $272.3 million, which includes a bargain purchase gain of $2.8 million, loans with a fair value of approximately $78.6 million, and assumed liabilities of approximately $268.1 million, including deposits with a fair value of approximately $246.2 million. At the acquisition date, $4.9 million of core deposit intangible assets were recorded. Additionally, we recorded merger and conversion related charges totaling $3.3 million and $3.5 million for the years ended December 31, 2016 and 2015, respectively.

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

The United States economy expanded by 2.6% at an annual rate in the fourth quarter of 2017, due primarily to increases in consumer spending, business investment, exports, housing investment as well as state and local government spending. This expansion follows the growth experienced in 2014 through 2016, which followed modest growth in 2013. Unemployment rates decreased slightly, following a pattern of continuous decline. According to the U.S. Bureau of Labor Statistics, the seasonally adjusted unemployment rate at December 31, 2017 was 4.1% compared to 4.7% at December 31, 2016 and 5.0% at December 31, 2015. The Federal Reserve Board increased its federal funds target range by 25 basis points in December 2017 to 125-150 basis points, the third increase to its target range since December 2016. Interest rates remain extraordinarily low by historical standards, but are expected to increase over time, and general economic conditions are supportive of growth.

Existing home sales in the United States, as indicated by the National Association of Realtors, grew to a seasonally adjusted annual rate of 5.6 million units in December 2017, compared to 5.5 million units in December 2016 and 5.3 million units in December 2015. New home sales showed continued solid growth to a seasonally adjusted annual rate of 625 thousand units in December 2017, up from 548 thousand units in December 2016, and 536 thousand units in December 2015. Home values, as indicated by the seasonally adjusted S&P CoreLogic Case-Shiller 20-City Composite Home Price Index, showed an increase of 6.2% from December 31, 2016 to December 31, 2017. Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 0.7% for the year ended December 31, 2017, compared to the same period in 2016, with business filings down 4.0% and personal filings down 0.6%, for the year ending December 31, 2017, compared to the same period in 2016.

According to the Beige Book published by the Federal Reserve Board in January 2018, overall economic activity in the Sixth Federal Reserve District (which includes Florida, Georgia, Tennessee, Alabama and parts of Mississippi and Louisiana) remains positive with most noting that economic conditions were improving at a modest pace over the reporting period. Most contacts expect continued slow and steady growth in the near-term. Business contacts experienced on-going labor market tightness but limited wage growth. Non-labor input costs increased slightly from the previous report. Contacts reported that holiday retail sales exceeded expectations, but auto sales softened. Reports from the hospitality sector were positive, reflecting strong advance bookings. Residential real estate brokers and builders noted mixed sales activity for both existing and new homes. Home prices rose and inventory levels were described as flat or down. Commercial real estate contacts reported increased demand in nonresidential construction, especially industrial and warehousing. Manufacturers indicated that new orders picked up since the previous report.

The economy in the state of Tennessee continued to see improvements as well, according to the U.S. Bureau of Economic Analysis. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 3.2% as of December 31, 2017, down from 5.1% of December 31, 2016. Nashville achieved a historically low unemployment rate of 2.4% as of December 31, 2017, down from 3.8% as of December 31, 2016.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and are, at times, heavily influenced by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Since 2012, short-term and long-term interest rates have remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Subsequent declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income. Although short-term interest rates have risen since the Federal Reserve Board increased the federal funds target range by 75 basis points in 2017, from a historical perspective the Federal Reserve continues to maintain an accommodative monetary policy, and we expect interest rates to continue to increase gradually throughout 2018. However, the low interest rate environment likely will not continue in the long-term .Continued rate increases may have the effect of decreasing our mortgage origination and our general mortgage banking profitability. For additional information regarding our interest rate risks factors and management, see “Business: Risk management: Liquidity and interest rate risk management” and “Risk factors: Risks related to our business.”

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

Underlying credit quality improved during 2017 compared to 2016 largely driven by the improvement in the macro-economic factors discussed above. This improvement in credit quality led to an improvement in our nonperforming loans and classified loans, although the aggregate amounts of nonperforming and classified loans increased due to our acquisition of the Clayton Banks. The percentage of total nonperforming loans to loans held for investment decreased to 0.32% for the year ended December 31, 2017, compared against 0.54% for 2016. Our loans classified as substandard declined 1.75% of loans held for investment for the year ended December 31, 2017, compared to 2.09% for 2016. Our nonperforming assets for the year ended December 31, 2017 were $71.9 million, or 1.52% of assets, increasing from $19.1 million, or 0.58% of assets for the year ended December 31, 2016. Excluding $43.0 million of rebooked GNMA loans (for which the Bank has the right to repurchase, but does not intend to repurchase) and $5.9 million of excess facilities acquired from the Clayton Banks, our adjusted nonperforming assets represented 0.49% of assets for the year ended December 31, 2017.

Although we have recently experienced favorable credit trends through 2017 and currently expect these trends to continue through 2018, we are sensitive to credit quality risks in our commercial real estate, commercial and industrial, and construction loan portfolios due to our concentration of loans in these categories. For additional information regarding credit quality risk factors for our Company, see “Business: Risk management: Credit risk management” and “Risk factors: Risks related to our business.”

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

Regulatory trends and changes in laws

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

Factors affecting comparability of financial results

S Corporation status

From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes, and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 16, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income, and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws during 2016, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, will not be comparable with our 2016 results or future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Unaudited pro forma amounts for income tax expense and basic and diluted earnings per share are presented in the consolidated statements of income assuming the Company’s pro forma tax rates of 36.75% for the year ended December 31, 2016 and 35.08% for the year ended December 31, 2015 as if it had been a C corporation during those periods. The unaudited pro forma results for the year ended December 31, 2016 excludes the effect of recognition of the increase in the deferred tax liability of $13.2 million attributable to the conversion in our taxable status as discussed in Note 15 in the notes to our consolidated financial statements.

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

There are additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding additional operational and administrative capabilities. We expect that these costs will include legal, regulatory, accounting, investor relations and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as rules adopted by the U.S. Securities and Exchange Commission, or SEC, the FDIC and national securities exchanges also requires public companies to implement specified corporate governance practices. In addition, due to regulatory changes in the banking industry and the implementation of new laws, rules and regulations, we are now subject to higher regulatory compliance costs. These additional rules and regulations also increase our legal, regulatory, accounting and financial compliance costs and make some activities more time-consuming.

Tax legislation changes

In addition, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Reform Act reduces the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Reform Act includes other changes, including, but not limited to, immediate deductions for certain new investments instead of deductions for depreciation expense over time, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. For more information regarding the impact of the Tax Reform Act on the Company, see Note 15, “Income Taxes” in the notes to our consolidated financial statements.

Overview of recent financial performance

Results of operation

Our financial performance over the last three years primarily reflects the success of our growth strategies and the continued economic improvement in our markets, as described above. As a result, we have improved our pre-tax and pro forma net income and profitability over each of the last three years. Our net income increased by 29.1% in 2017 to $52.4 million from $40.6 million in 2016. Pre-tax net income increased by 11.2 million, or 17.9%, from $62.3 million for the year ended December 31, 2016 to $73.5 million for the year ended December 31, 2017. Our unaudited pro forma net income for the year ended 2016 was $39.4 million, up by $6.4 million, compared to the year ended December 31, 2015. Pre-tax net income and unaudited pro forma net income for the year ended December 31, 2015 were $50.8 million and $33.0 million, respectively. There was a 15.2% decrease in net income in 2016 from net income of $47.9 million in 2015 due to our conversion to a C corporation, which included a $13.2 million charge to income related to our conversion to a C corporation in connection with our initial public offering in the third quarter of 2016. Our net income represented a return on average assets, or ROAA, of 1.37%, 1.35% and 1.86% in 2017, 2016 and 2015, respectively, and a return on average shareholders’ equity, or ROAE, of 11.24%, 14.68% and 20.91% in 2017, 2016 and 2015, respectively. Our ratio of average shareholders’ equity to average assets in 2017, 2016 and 2015 was 12.23%, 9.22% and 8.88% respectively.

The improvement in pre-tax net income has resulted primarily from growth in our net interest income, which has been enhanced by consistently improved net interest margins. Net interest income increased to $154.2 million in 2017 compared to $112.4 million in 2016 and $96.9 million for 2015. The increase in net interest income was attributable to the success of our growth initiatives.  Continued strong demand for our loan products in the metropolitan markets, the hiring of additional lenders, and a concerted effort to increase customer deposits has fueled our organic growth while the merger with the Clayton Banks on July 31, 2017 has significantly increased our presence in the Knoxville MSA and surrounding community markets.

Noninterest income for 2017 compared to 2016 decreased by $3.1 million, or 2.1%, primarily due to a decrease in gain on sale of securities of approximately $4.1 million during the period. This followed a 56.6% increase in noninterest income in 2016 from noninterest income of $92.4 million in 2015 primarily due to the significant increase in mortgage banking income in 2016 which was partially offset by a bargain purchase gain of $2.8 million in 2015. Our net interest margin, on a tax-equivalent basis, has consistently improved over the last three years, increasing to 4.46% in 2017 as compared to 4.10% in 2016 and 3.97% in 2015. The increase in 2017 was primarily a result of the impact of the product mix acquired from the Clayton Banks, an increase in accretion from the Clayton Banks’ loan mark increased loan rates and fees and the collection of nonaccrual interest income during the same period in addition to our continued efforts to maintain our cost of funds, loan growth and increased volume in loans held for sale.

Noninterest expense increased to $222.3 million for 2017 compared to $194.8 million and $138.5 million for 2016 and 2015, respectively. The increases were a result of merger and conversion costs resulting from the Clayton Banks transaction and continued increases in personnel costs associate with our growth offset by the impact of the change to fair value election on MSRs as of January 1, 2017.

Financial condition

Our total assets grew by 44.3% in 2017 to $4.73 billion at December 31, 2017 as compared to $3.28 billion at December 31, 2016.  The significant increase resulted from the merger with the Clayton Banks which increased loans approximately $1,060 million, goodwill approximately $90 million, and other intangibles approximately $12 million when the merger was completed on July 31, 2017.  Additionally, we continued to see strong organic loan growth of approximately 13.9% during 2017.

In 2017, we grew total deposits by 37.2% to $3.66 billion and noninterest bearing deposits by 27.4% to $888.2 million at December 31, 2017 from $2.67 billion and $697.1 million, respectively, at December 31, 2016. Most of the increase resulted from the merger with the Clayton Banks which increased deposits approximately $979.5 million when the merger was completed on July 31, 2017.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See Note 21, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.

During the first quarter of 2016, management evaluated the current composition of its operating segments – Banking and Mortgage. The primary focus of the evaluation was on capturing all of the revenue and expenses from all customer activities within the Banking segment’s geographic footprint. Specifically, the primary product and service that was not previously captured by the Banking segment related to our retail mortgage origination activities occurring within our banking geographic footprint and typically within our existing branch network. Therefore, we have reclassified the revenue and associated expenses from the retail mortgage origination activities within the banking geographic footprint into the Banking segment from the Mortgage segment for all periods presented. Based on the review and evaluation of the revised information, our chief executive officer believes that this presentation better presents the results of each segment to enhance overall resource allocation and evaluation of the Company’s performance. Additionally, we believe that the revised results of the Banking segment become more comparable to other banking organizations for analysis and understanding of the Banking segment operating results.

As discussed above, the mortgage retail origination activities within the Banking segment contributed the following to Banking segment results:

	Year Ended December 31,
	2017	2016	2015
Mortgage banking income	$26,737	$25,542	$18,718
Noninterest expense	21,714	16,095	13,189

Banking

Income before taxes increased by $4.7 million, or 8.4% in the year ended December 31, 2017 to $60.4 million as compared to $55.7 million in the year ended December 31, 2016. The increase reflects an improvement of $40.7 million in net interest income due to an increase of $667.5 million in average loan balances driven by our merger with the Clayton Banks in addition to 13.9% organic loan growth combined with favorable interest rates and an improved credit environment. Noninterest expense increased $34.4 million, primarily due to increased merger and conversion costs of $15.8 million attributed to our merger with the Clayton Banks in addition to increases in salaries and other costs associated with our growth.

Income before taxes increased by $11.8 million, or 26.8% in the year ended December 31, 2016 to $55.7 million as compared to $43.9 million in the year ended December 31, 2015. The increase reflects an improvement of $20.0 million in net interest income due to increase of $222.1 million in average loan balances driven primarily by interest rates and an improved credit environment, the overall economic climate and the implementation of our growth initiatives in addition to our acquisition of NWGB. Noninterest expense increased $18.2 million, primarily due to increases in salaries, other costs associated with our growth and operating of NWGB for the entire year of 2016 compared with approximately three and a half months in 2015

Mortgage

Income before taxes from the mortgage segment increased $6.5 million in the year ended December 31, 2017 to $13.1 million as compared to $6.6 million in the year ended December 31, 2016. This increase is primarily attributable to increased interest rate lock commitments. Interest rate lock commitment volume increased $1,604.7 million for the year ended December 31, 2017 to $7,570.4 million as compared to $5,965.7 million for the year ended December 31, 2016. The increase in interest rate lock commitment volume is primarily due to increased activity in our correspondent delivery channel, which was established in the second quarter of 2016. Noninterest income decreased $2.0 million to $90.2 million for the year ended December 31, 2017 as compared to $92.2 for the year ended December 31, 2016, driven by the change in delivery channel mix of interest rate lock commitment volume during the year. Additionally, on January 1, 2017, fair value accounting was elected on MSRs; the change in fair value is now included in mortgage banking income and amounted to a $4.0 million charge offset by a hedging gain of $0.6 million during the year ended December 31, 2017. Previous to this change, amortization and impairment of MSRs was included in noninterest expense and amounted to $13.0 million for the year ended December 31, 2016. This decline in amortization and impairment was partially offset by an increase in other mortgage noninterest expense of $6.2 million related to the correspondent channel and overall increased production. Interest rate lock commitments in the pipeline at December 31, 2017 were $504.2 million compared with $532.9 million at December 31 2016.

Income before taxes from the mortgage segment decreased $0.3 million in the year ended December 31, 2016 to $6.6 million as compared to $6.9 million in the year ended December 31, 2015. This decrease is primarily attributable to increased impairment on mortgage servicing rights during the year ended December 31, 2016 in addition to a loss on sale of mortgage servicing rights of $4.4 million. Interest rate lock commitment volume increased $2,485.6 million for the year ended December 31, 2016 to $5,965.7 million as compared to $3,480.1 million for the year ended December 31, 2015. The increase in volume was the result of the expansion of the consumer direct delivery and correspondent delivery channels and a favorable interest rate environment through the majority of 2016. During the fourth quarter of 2016, mortgage rates increased. The combination of this increase in rates and the overall seasonal nature of historical mortgage production caused a decline in the level of interest rate lock commitments during the fourth quarter. Noninterest income increased $40.7 million to $92.2 million for the year ended December 31, 2016 as compared to $51.5 for the year ended December 31, 2015, reflecting the significant increased activity in mortgage loan volume. The increase in noninterest income was partially offset by a $38.1 million increase in noninterest expense, which includes an impairment of mortgage servicing rights of $4.7 million in addition to increased personnel and occupancy costs associated with our growth.

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

Year ended December 31, 2017 compared to year ended December 31, 2016

Net interest income before the provision for loan losses increased 38.1% to $153.3 million in the year ended December 31, 2017 compared to $111.0 million in the year ended December 31, 2016. On a tax-equivalent basis, net interest income increased $42.8 million to $156.1 million in the year ended December 31, 2017 as compared to $113.3 million in the year ended December 31, 2016. The increase in tax-equivalent net interest income in the year ended December 31, 2017 was primarily driven by higher loan balances, due to the success of our growth initiatives, including our merger with the Clayton Banks.

Interest income, on a tax-equivalent basis, was $172.4 million for the year ended December 31, 2017, compared to $122.9 million for the year ended December 31, 2016, an increase of $49.6 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio. Investment income consists primarily of interest earned on our investment portfolio. Loan income related to loans held for investment in addition to loans held for sale, on a tax-equivalent basis, increased $42.2 million to $137.0 million from $94.8 million for the year ended December 31, 2016 primarily due to increased average loan balances of $667.5 million in addition to $5.4 million in accretion on loans purchased in our acquisitions. The tax-equivalent yield on loans was 5.66%, up 25 basis points from the year ended December 31, 2016. The increase in yield was primarily due to the contractual interest rate on loans held for investment, which yielded 4.95% for the year ended December 31, 2017.

The components of our loan yield, a key driver to our NIM for the December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017		2016		2015
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income/ expense	Average yield/ rate
Loan yield components:
Contractual interest rate on loans held for investment (1)	$119,617	4.95%	$82,136	4.69%	$73,021	4.78%
Origination and other loan fee income	7,638	0.32%	7,208	0.41%	4,310	0.28%
Accretion on purchased loans	5,419	0.22%	3,538	0.20%	254	0.02%
Nonaccrual interest collections	3,266	0.14%	1,075	0.06%	—	0.00%
Syndicated loan fee income	1,010	0.04%	825	0.05%	690	0.05%
Total loan yield	$136,950	5.66%	$94,782	5.41%	$78,275	5.12%

(1)	Includes tax equivalent adjustment

Accretion on purchased loans contributed 15 and 13 basis points to the NIM for the year ended December 31, 2017 and 2016, respectively. Additionally, syndicated loan fees contributed 3 basis points to the NIM for each of the year ended December 31, 2017 and 2016, and nonaccrual interest collections contributed 9 and 4 basis points to the NIM for the same periods, respectively.

For the year ended December 31, 2017, interest income on loans held for sale increased $6.0 million compared to the year ended December 31, 2016. This resulted from a $3.7 million increase in interest income from higher interest rates and a $2.3 million increase in interest income from growth in volume. For the year ended December 31, 2017, investment income, on a tax-equivalent basis, increased to $16.7 million compared to $16.2 million for the year ended December 31, 2016. The average balance in the investment portfolio in the year ended December 31, 2017 was $558.0 million compared to $576.9 million in the year ended December 31, 2016. The decline in the balance is driven by the use of investment cash flow to fund loan growth.

Interest expense was $16.3 million for the year ended December 31, 2017, an increase of $6.8 million, or 71.2%, as compared to the year ended December 31, 2016. The increase in interest expense was primarily due to an increase in deposit interest expense driven by overall increased interest rates and growth in deposit volume driven by our merger with the Clayton Banks. Interest expense on deposits was $13.0 million and $7.3 million for the year ended December 31, 2017 and 2016, respectively. The cost of total deposits was 0.42% and 0.29% for the year ended December 31, 2017 and 2016, respectively. The cost of interest-bearing deposits was 0.56% and 0.40% for the same periods, respectively. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense.  Money market interest expense increased to $5.4 million from $2.3 million for the year ended December 31,

2017 and 2016, respectively, driven by an increase in rate and balances. The rate on money markets was 0.61%, up 24 basis points from year ended December 31, 2016. Time deposit interest expense increased $1.8 million to $3.8 million from the year ended December 31, 2016, driven by an increase in rate and balances. The rate on time deposits was 0.73%, up 25 basis points from the year ended December 31, 2016 due to the higher renewal rate of maturing accounts. Average time deposit balances increased $110.3 million to $511.7 million from $401.5 million during the year ended December 31, 2017. The increase is due to a change in product mix attributable to our merger with the Clayton Banks, which increased average brokered and internet time deposits by $42.2 million for the year ended December 31, 2017 compared to the same period in 2016.  The rate on brokered and internet time deposits carried an inherently higher rate at 1.54% for the year ended December 31, 2017 compared to the same period in 2016.  The rate on brokered and internet time deposits carried an inherently higher rate at 1.54% for the year ended December 31, 2017 than traditional customer time deposits, which carried a rate of 0.66% for the year ended December 31,2017 compared to 0.48% for the year ended December 31, 2016, reflecting rate increases. Interest expense on borrowings was $3.3 million and $2.2 million for the year ended December 31, 2017 and 2016, respectively, while the cost of total borrowings was 2.09% and 1.49% for the year ended December 31, 2017 and 2016, respectively. The increase in expense on borrowing was due primarily to an increase in interest expense on FHLB advances which increased to $1.7 million from $0.7 for the year ended December 31, 2017 and 2016, respectively, driven by increased balances primarily related to our funding strategy for the merger with the Clayton Banks in addition to increased rates during the year.

Our net interest margin, on a tax-equivalent basis, increased to 4.46% during the year ended December 31, 2017 from 4.10% in the year ended December 31, 2016, primarily as a result of increased loan yield driven primarily by increased volume as a result of our merger with the Clayton Banks in addition to increased contractual rates, accretion on loans purchased from the Clayton Banks and nonaccrual interest income.

Year ended December 31, 2016 compared to year ended December 31, 2015

Net interest income increased 18.2% to $111.0 million for the year ended December 31, 2016 compared to $93.9 million for the year ended December 31, 2015. On a tax-equivalent basis, net interest income increased $17.4 million to $113.3 million for the year ended December 31, 2016 as compared to $95.9 million for the year ended December 31, 2015. The increase in tax equivalent net interest income in year ended December 31, 2016 was primarily driven by higher loan balances, partially due to the success of our acquisition of NWGB, including recognized accretion of the credit discount taken in purchase accounting of $3.5 million in the year ended December 31, 2016.

Interest income, on a tax-equivalent basis, was $122.9 million for the year ended December 31, 2016, compared to $104.8 million for the year ended December 31, 2015, an increase of $18.1 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loan portfolio. Investment income consists primarily of interest earned on our investment portfolio. Loan income, on a tax-equivalent basis, increased $16.5 million to $94.8 million from $78.3 million for the year ended December 31, 2015 primarily due to increased average loan balances of $222.1 million in addition to $3.5 million in accretion on loans purchased in our acquisition of NWGB. The tax-equivalent yield on loans was 5.41%, up 29 basis points from the year ended December 31, 2015. The increase in yield was primarily due to accretion on loans purchased from NWGB, which yielded 0.20%, in addition to increased origination fees which yielded 0.46%.

Accretion on purchased loans contributed 13 and 1 basis points to the NIM for each of the year ended December 31, 2016 and 2015, respectively.  Additionally, during the year ended December 31, 2016 and 2015, nonaccrual interest collections contributed 4 basis points and 0 basis points to the NIM, respectively, while syndicated loan fees contributed 3 basis points and 3 basis points to the NIM during the same periods.

Interest expense was $9.5 million for the year ended December 31, 2016, an increase of $0.6 million, or 7.1%, as compared to the year ended December 31, 2015. The increase in interest expense was due primarily to an increase in deposit interest expense due to the growth in deposits, which includes our acquisition of NWGB. Interest expense on deposits was $7.3 million and $6.3 million for the years ended December 31, 2016 and 2015, respectively. The cost of total deposits was 0.29% and 0.30% for the years ended December 31, 2016 and 2015, respectively. The cost of interest-bearing deposits was 0.40% and 0.40% for the same periods. The primary driver for the increase in total interest expense is the increase in money market interest expense to $2.3 million from $1.5 for the year ended December 31, 2016 and 2015, respectively, driven by an increase in rate and balances.  The rate on money markets was 0.37%, up 5 basis points from the year ended December 31, 2015. Time deposit interest expense also increased $0.4 million to $1.9 million from the year ended December 31, 2015, primarily as a result of increased balances.  The rate on time deposits was 0.48%, down 3 basis points from the year ended December 31, 2015 due to the lower renewal rate of maturing accounts.  Average time deposit balances increased $98.1 million to $401.5 million from $303.4 million during the year ended December 31, 2016. A primary driver of the increase in time deposits during the year ended December 31, 2016 is a result of restructuring an IRA savings product to a time deposit product during the second quarter of 2016, the average balance of which was $75.7 million. Interest expense on borrowings was $2.2 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively, while the cost of total borrowings was 1.49% and 1.06% for the years ended December 31, 2016 and 2015, respectively.

Our net interest margin, on a tax-equivalent basis, increased to 4.10% for the year ended December 31, 2016 from 3.97% for the year ended December 31, 2015, primarily as a result of our continued efforts to reduce our cost of funds, growing loans and benefiting from our acquisition of NWGB.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Year Ended December 31,
	2017			2016			2015
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$2,418,261	$136,950	5.66%	$1,750,796	$94,782	5.41%	$1,528,719	$78,275	5.12%
Loans held for sale	419,290	17,256	4.12%	362,518	11,268	3.11%	250,237	9,651	3.86%
Securities:
Taxable	441,568	10,084	2.28%	485,083	10,646	2.19%	537,762	11,783	2.19%
Tax-exempt(4)	116,384	6,592	5.66%	91,863	5,548	6.04%	73,871	4,620	6.25%
Total Securities(4)	557,952	16,676	2.99%	576,946	16,194	2.81%	611,633	16,403	2.68%
Federal funds sold	20,175	140	0.69%	12,686	64	0.50%	8,969	51	0.57%
Interest-bearing deposits with other financial institutions	75,567	954	1.26%	51,861	285	0.55%	10,508	155	1.48%
FHLB stock	8,894	460	5.17%	6,630	262	3.95%	6,692	262	3.92%
Total interest earning assets(4)	3,500,139	172,436	4.93%	2,761,437	122,855	4.45%	2,416,758	104,797	4.34%
Noninterest Earning Assets:
Cash and due from banks	53,653			46,523			45,987
Allowance for loan losses	(22,967)			(23,986)			(28,688)
Other assets(3)	280,333			217,301			143,838
Total noninterest earning assets	311,019			239,838			161,137
Total assets	$3,811,158			$3,001,275			$2,577,895
Interest-bearing liabilities:
Interest bearing deposits:
Customer time deposits	$467,507	$3,077	0.66%	$399,207	$1,926	0.48%	$297,723	$1,550	0.52%
Broker and internet time deposits	44,234	682	1.54%	2,276	3	0.13%	5,631	9	0.16%
Time deposits	511,741	3,759	0.73%	401,483	1,929	0.48%	303,354	1,559	0.51%
Money market	888,258	5,387	0.61%	614,804	2,292	0.37%	455,271	1,477	0.32%
Negotiable order of withdrawals	762,918	3,640	0.48%	699,907	2,643	0.38%	621,630	2,327	0.37%
Savings deposits	156,328	245	0.16%	129,544	478	0.37%	183,307	929	0.51%
Total interest bearing deposits	2,319,245	13,031	0.56%	1,845,738	7,342	0.40%	1,563,562	6,292	0.40%
Other interest-bearing liabilities:
FHLB advances	110,764	1,778	1.61%	64,309	688	1.07%	17,885	608	3.40%
Other borrowings	16,968	42	0.25%	45,691	121	0.26%	187,630	318	0.17%
Long-term debt	30,930	1,491	4.82%	38,207	1,393	3.65%	41,003	1,692	4.13%
Total other interest-bearing liabilities	158,662	3,311	2.09%	148,207	2,202	1.49%	246,518	2,618	1.06%
Total Interest-bearing liabilities	2,477,907	16,342	0.66%	1,993,945	9,544	0.48%	1,810,080	8,910	0.49%
Noninterest bearing liabilities:
Demand deposits	814,643			695,765			519,273
Other liabilities	52,389			34,978			19,698
Total noninterest-bearing liabilities	867,032			730,743			538,971
Total liabilities	3,344,939			2,724,688			2,349,051
Shareholders' equity	466,219			276,587			228,844
Total liabilities and shareholders' equity	$3,811,158			$3,001,275			$2,577,895
Net interest income (tax-equivalent basis)		$156,094			$113,311			$95,887
Interest rate spread (tax-equivalent basis)			4.36%			4.05%			3.93%
Net interest margin (tax-equivalent basis)(5)			4.46%			4.10%			3.97%
Average interest-earning assets to average interest-bearing liabilities			141.3%			138.5%			133.5%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $7.6 million, $7.2 million and $4.3 million,  accretion of $5.4 million, $3.5 million and $0.3 million, nonaccrual interest collections of $3.3 million, $1.1 million and $0, and syndicated loan fees of $1.0 million, $0.8 million and $0.7 million are included in interest income in the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Includes investments in premises and equipment, foreclosed assets, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $2.8 million, $2.4 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the year ended December 31, 2017 and 2016. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year ended December 31, 2017 compared to year ended December 31, 2016 due to changes in
(dollars in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$37,800	$4,368	$42,168
Loans held for sale	2,336	3,652	5,988
Securities available for sale and other securities:
Taxable	(994)	432	(562)
Tax Exempt(2)	1,389	(345)	1,044
Federal funds sold and balances at Federal Reserve Bank	52	24	76
Time deposits in other financial institutions	299	370	669
FHLB stock	117	81	198
Total interest income(2)	40,999	8,582	49,581
Interest-bearing liabilities:
Time deposits	810	1,020	1,830
Money market	1,658	1,437	3,095
Negotiable order of withdrawal accounts	301	696	997
Savings deposits	42	(275)	(233)
FHLB advances	746	344	1,090
Other borrowings	(71)	(8)	(79)
Long-term debt	(351)	449	98
Total interest expense	3,135	3,663	6,798
Change in net interest income(2)	$37,864	$4,919	$42,783
(1)

Average loans are gross, including nonaccrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $7.6 million and $7.2 million and accretion of $5.4 million and $3.5 million, nonaccrual interest collections of $3.3 million and $1.1 million, and syndicated loan fee income of $1.0 million and $0.8 million are included in interest income in the year ended December 31, 2017 and 2016, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $48.2 million increase in loan and loans held for sale interest income during the year ended December 31, 2017 compared to year ended December 31, 2016 was the primary driver of the $42.8 increase in net interest income. The increase in loan interest income on loans held for investment of $42.2 million was driven by an increase in average loan balances of $667.5 million, or 38.1%, to $2.4 billion as of December 31, 2017, as compared to $1.8 billion as of year ended December 31, 2016, which was driven by our merger with the Clayton Banks and strong loan growth in our metropolitan markets. The increase in interest income on loans held for sale of $6.0 million was driven by both increases in volume and rates. Average loans held for sale increased $56.8 million or 15.7% over the previous year driven by strong demand throughout our delivery channels and the expansion of our correspondent delivery channel.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year ended December 31, 2016 compared to year ended December 31, 2015 due to changes in
(dollars in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$12,022	$4,485	$16,507
Loans held for sale	3,490	(1,873)	1,617
Securities available for sale and other securities:
Taxable	(1,156)	19	(1,137)
Tax Exempt(2)	1,087	(159)	928
Federal funds sold and balances at Federal Reserve Bank	19	(6)	13
Time deposits in other financial institutions	227	(97)	130
FHLB stock	(2)	2	—
Total interest income(2)	15,687	2,371	18,058
Interest-bearing liabilities:
Time deposits	471	(101)	370
Money market	595	220	815
Negotiable order of withdrawal accounts	296	20	316
Savings deposits	(198)	(253)	(451)
FHLB advances	(147)	227	80
Other borrowings	(217)	20	(197)
Long-term debt	(102)	(197)	(299)
Total interest expense	698	(64)	634
Change in net interest income(2)	$14,989	$2,435	$17,424
(1)

Average loans are gross, including nonaccrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $7.2 million and $4.3 million and accretion of $3.5 million and $0.3 million, nonaccrual interest collections of $1.1 million and $0, and syndicated loan fee income of $0.8 million and $0.7 million are included in interest income in the year ended December 31, 2016 and 2015, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $18.1 million increase in loans and loans held for sale interest income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was the primary driver of the $17.4 million increase in net interest income. The increase in loan interest income was driven by an increase in average loan balances of $222.1 million, or 14.5%, to $1.8 billion as of December 31, 2016, as compared to $1.5 billion as of December 31, 2015. Our loan growth during the period was driven by growth in our metropolitan markets, primarily in the Nashville MSA, resulting from the investment in new locations and banking teams and improving economic conditions in addition to the acquisition of NWGB. The increase in loans held for sale of $112.3 million was the result of increased volume driven by lower interest rates, an increase in mortgage loan officers and the growth of our internet delivery channel.

Provision for loan losses

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The determination of the amount is complex and involves a high degree of judgment and subjectivity. See “Critical Accounting Policies – Allowance for Loan Losses.”

Year ended December 31, 2017 compared to year ended December 31, 2016

Our reversal of the provision for loan losses for the year ended December 31, 2017 was $1.0 million as compared to $1.5 million for the year ended December 31, 2016, reflecting continued improving credit quality throughout the year ended December 31, 2017, including net recoveries of $3.2 million compared to net charge-offs of $1.2 million in the previous year.

Year ended December 31, 2016 compared to year ended December 31, 2015.

Our reversal of the provision for loan losses for the year ended December 31, 2016 was $1.5 million as compared $3.1 million for the year ended December 31, 2015, reflecting our improved credit quality and a decrease in troubled loans throughout 2015 and 2016.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, securities gains and all other noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Mortgage banking income	$116,933	$117,751	$70,190
Service charges on deposit accounts	7,787	8,009	7,389
ATM and interchange fees	8,784	7,791	6,536
Investment services and trust income	3,949	3,337	3,260
Bargain purchase gain	—	—	2,794
Gain from securities, net	285	4,407	1,844
Gain on sales or write-downs of other real estate owned	774	1,282	(317)
Other	3,069	2,108	684
Total noninterest income	$141,581	$144,685	$92,380

Year ended December 31, 2017 compared to year ended December 31, 2016

Noninterest income was $141.6 million for the year ended December 31, 2017, a decrease of $3.1 million, or 2.1%, as compared to $144.7 million for the year ended December 31, 2016. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 3.7% in the year ended December 31, 2017 as compared to 4.7% in the year ended December 31, 2016.

Mortgage banking income primarily includes origination fees on mortgage loans including from wholesale and third party origination services and gains and losses on the sale of mortgage loans, change in fair value of mortgage loans and derivatives, changes in the fair value of MSRs, and mortgage servicing fees. Mortgage banking income was $116.9 million and $117.8 million for the year ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Bank’s mortgage operations had closings of $6,331.5 million which generated $107.2 million in gains and related fair value charges included in mortgage banking income. This compares to $4,671.6 million and $105.7 million for the year ended December 31, 2016. During the fourth quarter of 2016, mortgage rates increased above prevailing rates experienced during the first three quarters of 2016. This increase in rates has caused the level of interest rate lock commitments in the pipeline to decline to approximately $504.2 million at December 31, 2017 from its height of $850.5 million at September 30, 2016 and $532.9 million at December 31, 2016. The increase in gains on sale were driven by an increase in interest rate lock volume of $1,604.7 million or 26.9%, to $7,570.4 million for the year ended December 31, 2017 from the year ended December 31, 2016, due to growth in the correspondent delivery channel, which was established during the second quarter of 2016, offset by declining interest rate lock volume in the consumer direct delivery channel. With the increasing rates and change in mix of sales volume, including a lower contribution margin from the newly established correspondent delivery channel, the Company is currently experiencing a decline in mortgage sales margins from the year ended December 31, 2016. Income from mortgage servicing was $13.2 million and $12.1 million for the years ended December 31, 2017 and 2016, respectively. This increase was offset by a decline in fair value on MSRs for the year ended December 31, 2017 of $3.4 million. The change in fair value included a gain related to the change in fair value of MSR hedging instruments of $0.6 million. The fair value adjustment during the year ended December 31, 2017 was the result of our change in accounting policy to elect fair value on MSRs as of January 1, 2017. As such, there is no such fair value adjustment reflected in mortgage banking income for the year ended December 31, 2016.

The components of mortgage banking income for the December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Mortgage banking income:
Origination and sales of mortgage loans	$103,735	$94,472	$64,319
Net change in fair value of loans held for sale and derivatives	3,454	11,216	$2,257
Change in fair value on MSRs	(3,424)	—	—
Mortgage servicing income	13,168	12,063	3,614
Total mortgage banking income	$116,933	$117,751	$70,190

Closing volume	$6,331,458	$4,671,561	$2,757,463
Interest rate lock commitment volume	$7,570,387	$5,965,709	$3,480,069
Outstanding principal balance of mortgage loans serviced	$6,529,431	$2,833,958	$2,545,449

Mortgage banking income attributable to our Banking segment was $26.7 million and $25.5 million for the years ended December 31, 2017 and 2016, respectively, and mortgage banking income attributable to our Mortgage segment was $90.2 million and $92.2 million for the years ended December 31, 2017 and 2016, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $7.8 million, a decrease of $0.2 million, or 2.8%, for the year ended December 31, 2017, compared to $8.0 million for the year ended December 31, 2016.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 12.7% to $8.8 million during the year ended December 31, 2017 as compared to $7.8 million for the year ended December 31, 2016 as a result of increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions in addition to our merger with the Clayton Banks.

Investment services and trust income increased 18.3% during the year ended December 31, 2017 to $3.9 million compared to $3.3 million for the year ended December 31, 2016 due to our merger with the Clayton Banks, which added revenue from trust operations for the last five months of 2017.

Gains on securities for the year ended December 31, 2017 were $0.3 million, resulting from the sale of approximately $94.7 million in securities, compared to gains on sales of securities of $4.4 million, resulting from the sale of approximately $271.2 million for the year ended December 31, 2016. Also included in gain from securities is a change for other-than-temporary impairment of $0.9 million during the year ended December 31, 2017 related to one of the equity securities held which we do not intend to hold long-term. The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management.

Net gain on sales or write-downs of foreclosed assets for the year ended December 31, 2017 was $0.8 million compared to a net gain of $1.3 million for the year ended December 31, 2016. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the year ended December 31, 2017 increased $1.0 million to $3.1 million as compared to other noninterest income of $2.1 million for the year ended December 31, 2016, reflecting the contribution from the Clayton Banks during the last five months of 2017.

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

Mortgage banking income primarily includes origination fees on mortgage loans, gains and losses on the sale of mortgage loans, fees from wholesale and third party origination services provided to community banks and mortgage companies, and mortgage servicing fees. Mortgage banking income was $117.8 million and $70.2 million for the year ended December 31, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $4,671.6 million for the year ended December 31, 2016 as compared to $2,757.5 million for the year ended December 31, 2015. The increase in originations of mortgage loans to be sold is due to increased overall volume as well as the expansion of the consumer direct delivery and correspondent delivery channels and a favorable interest rate environment through the third quarter of 2016. During the fourth quarter of 2016, mortgage rates increased above prevailing rates experienced during the first three quarters of 2016. The combination of this increase in rates and the overall seasonal nature of historical mortgage production caused a decline in the level of interest rate lock commitments during the fourth quarter of 2016.

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

Noninterest expense

Our noninterest expense includes primarily salaries and employee benefits expense, occupancy expense, legal and professional fees, data processing expense, amortization of intangibles, regulatory fees and deposit insurance assessments, software license and maintenance fees, advertising and other real estate owned expense, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

The following table sets forth the components of noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Salaries and employee benefits	$130,355	$113,992	$84,214
Occupancy and fixed asset expense	13,836	12,611	10,777
Legal and professional fees	5,737	3,514	3,355
Data processing expense	6,488	4,181	2,053
Merger and conversion expenses	19,034	3,268	3,543.0
Amortization of intangibles	1,995	2,132	1,731
Amortization of mortgage servicing rights	—	8,321	2,601
Impairment of mortgage servicing rights	—	4,678	194
Loss on sale of mortgage servicing rights	249	4,447	—
Regulatory fees and deposit insurance assessments	2,049	1,952	2,190
Other real estate owned expense	916	907	643
Software license and maintenance fees	1,873	2,874	1,986
Advertising	12,957	10,608	8,062
Other	26,828	21,305	17,143
Total noninterest expense	222,317	$194,790	$138,492

Year ended December 31, 2017 compared to year ended December 31, 2016

Noninterest expense increased by $27.5 million during the year ended December 31, 2017 to $222.3 million as compared to $194.8 million in the year ended December 31, 2016. This increase resulted primarily from the $15.8 million increase in merger and conversion expenses during the year ended December 31, 2017 in addition to increased costs associated with our growth and merger with the Clayton Banks, including higher salaries and employee benefits expenses

Salaries and employee benefits expense was the largest component of noninterest expenses representing 58.6% and 58.5% of total noninterest expense in the year ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, salaries and employee benefits expense increased $16.4 million, or 14.4%, to $130.4 million as compared to $114.0 million for the year ended December 31, 2016. The increase was primarily due to increased costs associated with our growth and merger with the Clayton Banks and the $7.8 million increase in mortgage banking salaries and benefits resulting from the increase in mortgage loan interest rate lock commitment volume and expansion in our correspondent delivery channel.

Salaries and employee benefits expense also reflects $3.2 million accrued for equity compensation grants during the year ended December 31, 2017 that were made in conjunction with our initial public offering to all full-time associates. This compares to $4.3 million in stock-related grant expense during the year ended December 31, 2016. On December 29, 2017, additional restricted stock units with a total value of $0.8 million were granted to employees of the Clayton Banks and other legacy bank employees that joined the Company after the completion of the IPO. Additionally, salaries and benefits expense includes amounts accrued under our three management incentive plans (prior to the IPO) that were based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Aggregate salaries and employee benefits expense recognized under these incentive plans totaled $3.5 million and $5.4 million for the year ended December 31, 2017 and 2016, respectively.

Occupancy and fixed asset expense in the year ended December 31, 2017 was $13.8 million, an increase of $1.2 million, compared to $12.6 million for the year ended December 31, 2016, reflecting the impact of the Clayton Banks.

Legal and professional fees were $5.7 million for the year ended December 31, 2017 as compared to $3.5 million for the year ended December 31, 2016. The increase in legal and professional fees is attributable to additional professional services related to being a publicly traded company in addition to our growth and volume of business.

Data processing costs increased $2.3 million, or 55.2%, to $6.5 million for the year ended December 31, 2017 from $4.2 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017 was attributable to our growth and volume of transaction processing, partially attributable to our merger with the Clayton Banks.

Merger and conversion expenses related to the merger with the Clayton Banks that closed on July 31, 2017 were $19.0 million for the year ended December 31, 2017 as compared to $3.3 million related to the acquisition of NWGB for the year ended December 31, 2016. Also included in merger and conversion expenses for the year ended December 31, 2017 is a $10 million charitable contribution to a foundation established to invest in the communities across the markets of the Clayton Banks. We completed the core conversion of the Clayton Banks onto our core system and consolidated five branch locations on December 1, 2017. We do not expect to incur any additional significant costs related to the merger with the Clayton Banks.

Amortization of core deposit and other intangible assets totaled $2.0 million for the year ended December 31, 2017 compared to $2.1 million for the year ended December 31, 2016. This amortization relates to the core deposit intangible recognized in connection with the merger with the Clayton Banks and the acquisition of NWGB and the leasehold intangible, customer base trust intangible and manufactured housing servicing intangible recognized in the merger with the Clayton Banks. These intangibles are being amortized over their useful lives (see Note 8 in the notes to Consolidated Financial Statements).

MSRs are recognized as a separate asset on the date the corresponding mortgage loan is sold. Prior to January 1, 2017, MSRs were amortized in proportion to and over the period of estimated net servicing income. The amortization of MSRs was determined using the level yield method based on the expected life of the loan and these servicing rights were carried at the lower of amortized cost or fair value. As of January 1, 2017, we elected to transition our accounting policy to carry MSRs at fair value as permitted under ASC-860-50-35, Transfers and Servicing, which positions us to hedge our MSR portfolio. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs and other factors. MSRs were carried at fair value at December 31, 2017 and amortized cost less impairment at December 31, 2016.  Therefore, there was no amortization expense or impairment losses for the year ended December 31, 2017 as fair value changes under fair value accounting are included in noninterest income as mortgage banking income. Amortization expense amounted to $8.3 million for the year ended December 31, 2016. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on MSRs of $4.7 million were recognized in earnings in the year ended December 31, 2016.

Regulatory fees and deposit insurance assessments were relatively flat, amounting to $2.0 million for year ended December 31, 2017.

Expenses related to other real estate owned for the year ended December 31, 2017 were $0.9 million, flat compared to $0.9 million for the year ended December 31, 2016. Legal fees related to other real estate owned sold is the primary driver of this activity.

Software license and maintenance fees for the year ended December 31, 2017 were $1.9 million, a decrease of $1.0 million compared to $2.9 million for the year ended December 31, 2016. This decrease is due to costs associated with the conversion of our core system to Jack Henry Silverlake during the second quarter of 2016.

Advertising costs for the year ended December 31, 2017 were $13.0 million, an increase of $2.3 million compared to $10.6 million for the year ended December 31, 2016. This increase was largely driven by the mortgage segment and expansion in the correspondent channel established in the second quarter of 2016 in addition to the addition of the Clayton Banks.

Other noninterest expense for the year ended December 31, 2017 was $26.8 million, an increase of $5.3 million from the year ended December 31, 2016, reflecting an increase of various expenses associated with our overall growth, including the impact of the merger with the Clayton Banks in addition to increases in mortgage banking activities.

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

Data processing costs increased $2.1 million, or 103.7%, to $4.2 million for the year ended December 31, 2016 from $2.1 million for the year ended December 31, 2015. The increase for the year ended December 31, 2016 was attributable to costs associated with the conversion of our core system to Jack Henry Silverlake during the second quarter of 2016.

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

Prior to 2014, all of our mortgage loan sales transferred servicing rights to the buyer. Beginning in the first quarter of 2014, we began retaining some servicing rights. These MSRs are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. The amortization of MSRs is determined using the level yield method based on the expected life of the loan. These MSRs are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs and other factors. MSRs were carried at amortized cost less impairment of $32.1 million and $29.7 million at December 31, 2016 and 2015, respectively, and amortization expense amounted to $8.3 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. Impairment losses on MSRs of $4.7 million and $194 thousand were recognized in earnings in the years ended December 31, 2016 and 2015, respectively.

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

Advertising costs for the year ended December 31, 2016 were $10.6 million, an increase of $2.5 million compared to $8.1 million for the year ended December 31, 2015. This increase was largely driven by the mortgage segment’s internet delivery channel and communications surrounding our second quarter conversion to Jack Henry Silverlake.

Other noninterest expense for year ended December 31, 2016 was $21.3 million, an increase of $4.2 million from the year ended December 31, 2015, reflecting an increase of various expenses in mortgage banking activities and overall growth, including from the acquisition of NWGB.

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

Our efficiency ratio was 75.40%, 76.20% and 74.36% for the years ended December 31, 2017, 2016 and 2015, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 67.31%, 70.59% and 73.10% for the years ended December 31, 2017, 2016 and 2015, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Return on average total assets	1.37%	1.35%	1.86%
Return on average shareholders' equity	11.24%	14.68%	20.91%
Dividend payout ratio	—	170.73%	49.31%
Average shareholders’ equity to average assets	12.23%	9.22%	8.88%

Income tax

Income tax expense was $21.1 million, $21.7 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Income tax expense for the year ended December 31, 2017 reflects a $5.9 million adjustment to reduce the deferred tax liability resulting from the Tax Cuts and Jobs Act reduction in federal tax rate from 35.0% to 21.0% enacted on December 22, 2017. Income tax expense for the year ended December 31, 2016 includes the $13.2 million increase in deferred tax liability associated with our conversion to a C corporation. From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we did not pay, U.S. federal income taxes and we were not required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to June 30, 2016. We terminated our status as an S Corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income in the third quarter of 2016 and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 and each such period reflect a provision for federal income taxes. See “Pro forma income tax expense and net income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation for the full periods.

Pro forma income tax expense and net income

We have determined that had we been taxed as a C Corporation and paid U.S. federal income tax for the years ended December 31, 2016 and 2015, our combined effective income tax rate would have been 36.75% and 35.08% respectively. These pro forma effective rates reflect a U.S. federal income statutory tax rate of 35.00% on corporate income and the fact that a portion of our net income in each of these periods was derived from nontaxable investment income, a bargain purchase gain in the third quarter of 2015, and other nondeductible expenses. Our net income for the years ended December 31, 2016 and 2015 was $40.6 million and $47.9 million, respectively, and our tax-equivalent net interest income for the same periods was $113.3 million and $95.9 million, respectively. Had we been subject to U.S. federal income tax during these periods, on a pro forma basis, our provision for combined federal and state income tax would have been $22.9 million and $17.8 million for the years ended December 31, 2016 and 2015, respectively. The increases in such pro forma provision for U.S. federal income tax would have resulted primarily from the increase in our net income for such periods. As a result of the foregoing factors, our unaudited pro forma net income (after U.S. federal income tax) for the years ended December 31, 2016 and 2015 would have been $39.4 million and $33.0 million, respectively.

Financial condition

The following discussion of our financial condition compares for the year ended December 31, 2017 with the year ended December 31, 2016.

Total assets

Our total assets were $4.73 billion at December 31, 2017.  This compares to total assets of $3.28 billion as of December 31, 2016. The increase in total assets is primarily attributable to the merger with the Clayton Banks as well as strong organic loan growth in our metropolitan markets.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 67.0% and 56.4% of our total assets as of December 31, 2017 and 2016, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Purchased loans”). At December 31, 2017 and December 31, 2016, loans held for investment included approximately $62.9 million and $29.7 million, respectively, related to Purchased loans. Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. At December 31, 2017 and December 31, 2016, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $1.32 billion, or 71.3%, to $3.17 billion as of December 31, 2017 as compared to $1.85 billion as of December 31, 2016. Our loan growth during the year ended December 31, 2017 has been composed of increases of $328.8 million, or 85.1%, in commercial and industrial loans, $202.4 million or, 82.3%, in construction loans, $138.5 million, or 38.8%, in owner occupied commercial real estate loans, $283.7 million, or 105.9%, in non-owner occupied commercial real estate loans, $221.3 million, or 42.8%, in residential real estate loans and $143.4 million, or 193.0%, in consumer and other loans, respectively. The increase in loans during the year ended December 31, 2017 is attributable to the merger with the Clayton Banks, which contributed loans with a fair value of $1,059.7 million on July 31, 2017 in addition to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$715,075	23%	$386,233	21%	$318,791	19%	$265,818	18%	$251,557	19%
Construction	448,326	14%	245,905	13%	238,170	14%	165,957	12%	112,060	8%
Residential real estate:
1-to-4 family	480,989	15%	294,924	16%	290,704	17%	266,641	19%	251,271	19%
Line of credit	194,986	6%	177,190	10%	171,526	10%	159,868	11%	158,111	12%
Multi-family	62,374	2%	44,977	2%	59,510	3%	52,238	4%	45,497	3%
Commercial real estate:
Owner-Occupied	495,872	16%	357,346	19%	337,664	20%	291,161	21%	264,111	20%
Non-Owner Occupied	551,588	17%	267,902	15%	207,871	12%	151,980	11%	200,349	15%
Consumer and other	217,701	7%	74,307	4%	77,627	5%	62,233	4%	58,391	4%
Total loans	$3,166,911	100%	$1,848,784	100%	$1,701,863	100%	$1,415,896	100%	$1,341,347	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2017 and 2016, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Loan categories

The principal categories of our loans held for investment portfolio are discussed below and in the “Business: Products and Services: Lending Strategy” section of this Annual Report.

Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of December 31, 2017, our commercial and industrial loans comprised of $715.1 million, or 23% of loans, compared to $386.2 million, or 21% of loans, as of December 31, 2016.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of December 31, 2017, our owner occupied commercial real estate loans comprised $495.9 million, or 16% of loans, compared to $357.3 million, or 19% of loans, as of December 31, 2016.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of December 31, 2017, our non-owner occupied commercial real estate loans comprised $551.6 million, or 17% of loans, compared to $267.9 million, or 15%, of loans as of December 31, 2016.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of December 31, 2017, our residential real estate mortgage loans comprised $481.0 million, or 15% of loans, compared to $294.9 million, or 16%, of loans as of December 31, 2016.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of December 31, 2017 comprised $195.0 million or 6% of loans compared to $177.2 million, or 10%, of loans as of December 31, 2016.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of December 31, 2017 comprised $62.4 million, or 2% of loans, compared to $45.0 million, or 2%, of loans as of December 31, 2016.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of December 31, 2017, our construction loans comprised $448.3 million, or 14% of loans compared to $245.9 million, or 13% of loans as of December 31, 2016.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of December 31, 2017, our consumer and other loans comprised $217.7 million, or 7% of loans, compared to $74.3 million, or 4% of loans as of December 31, 2016.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of December 31, 2017 and 2016. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2017
Commercial and industrial	$311,406	$304,202	$99,467	$715,075
Commercial real estate:
Owner occupied	87,299	277,204	131,369	495,872
Non-owner occupied	85,892	250,050	215,646	551,588
Residential real estate:
1-to-4 family	113,467	203,984	163,538	480,989
Line of credit	17,188	41,368	136,430	194,986
Multi-family	4,354	20,803	37,217	62,374
Construction	202,787	172,094	73,445	448,326
Consumer and other	47,016	61,231	109,454	217,701
Total	$869,409	$1,330,936	$966,566	$3,166,911

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2016
Commercial and industrial	$158,621	$172,112	$55,500	$386,233
Commercial real estate:
Owner occupied	69,642	230,289	57,415	357,346
Non-owner occupied	55,611	161,341	50,950	267,902
Residential real estate:
1-to-4 family	44,631	115,783	134,510	294,924
Line of credit	15,614	39,232	122,344	177,190
Multi-family	4,089	39,938	950	44,977
Construction	146,447	79,108	20,350	245,905
Consumer and other	30,174	31,436	12,697	74,307
Total	$524,829	$869,239	$454,716	$1,848,784

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of December 31, 2017 and 2016:

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2017
Commercial and industrial	$176,858	$226,811	$403,669
Commercial real estate:
Owner occupied	333,577	74,996	408,573
Non-owner occupied	244,652	221,044	465,696
Residential real estate:
1-to-4 family	316,930	50,592	367,522
Line of credit	757	177,041	177,798
Multi-family	56,313	1,707	58,020
Construction	90,003	155,536	245,539
Consumer and other	162,529	8,156	170,685
Total ($)	$1,381,619	$915,883	$2,297,502
Total (%)	60.14%	39.86%	100.00%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
Commercial and industrial	$117,960	$109,652	$227,612
Commercial real estate:
Owner occupied	195,188	92,516	287,704
Non-owner occupied	125,784	86,507	212,291
Residential real estate:
1-to-4 family	210,820	39,473	250,293
Line of credit	686	160,890	161,576
Multi-family	39,504	1,384	40,888
Construction	32,585	66,873	99,458
Consumer and other	41,921	2,212	44,133
Total ($)	$764,448	$559,507	$1,323,955
Total (%)	57.74%	42.26%	100.00%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2017 and 2016:

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2017
One year or less	$409,183	$460,226	$869,409
One to five years	830,210	500,726	1,330,936
More than five years	551,409	415,157	966,566
Total ($)	$1,790,802	$1,376,109	$3,166,911
Total (%)	56.55%	43.45%	100.00%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2016
One year or less	$244,419	$280,410	$524,829
One to five years	571,492	297,747	869,239
More than five years	192,956	261,760	454,716
Total ($)	$1,008,867	$839,917	$1,848,784
Total (%)	54.57%	45.43%	100.00%

Of the loans shown above with floating interest rates totaling $1,376.1 million as of December 31, 2017, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of December 31, 2017
Loans with current rates above floors	$173,769	—	$141,913	—	$236,630	—
Loans with current rates below floors:
1-25 bps	13,302	21.29	5,364	22.55	11,033	23.85
26-50 bps	15,165	49.97	40,998	49.92	27,128	49.74
51-75 bps	386	75.00	4,090	74.76	973	63.94
76-100 bps	1,987	100.00	5,986	98.66	13,135	98.98
101-125 bps	154	123.77	40	125.00	1,259	123.52
126-150 bps	2,139	150.00	6,441	149.97	534	143.08
151-200 bps	7,112	169.07	85	200.00	565	169.25
200-250 bps	50	250.00	109	234.71	208	249.42
251 bps and above	744	1,300.00	91	282.42	99	273.55
Total loans with current rates below floors	$41,039	17.65	$63,204	20.00	$54,934	11.60

Asset quality

In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Furthermore, we are committed to collecting on all of our loans and, as a result, at times have lower net charge-offs compared to many of our peer banks. This practice can result in us carrying higher nonperforming assets on our books than our peers; however, our nonperforming assets in recent years has been lower than peers due to strong asset quality.  We believe that our commitment to collecting on all of our loans results in higher loan recoveries.

Nonperforming assets

Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans.

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at December 31, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

For the year ended December 31, 2017, the amount of loans held for sale that are 90 days or more past due includes government guaranteed GNMA mortgage loans that the Bank, as the original transferor and servicer, has the right, but not obligation, to repurchase totaling $43.0 million at December 31, 2017. We have not exercised and do not expect to exercise the repurchase option. We also recorded an offsetting liability in the same amount. Amounts for prior periods were not material.

As of December 31, 2017 and 2016, we had $72.3 million and $19.1 million, respectively, in nonperforming assets. If such nonperforming assets would have been current during the year ended December 31, 2017 and 2016, we would have recorded an additional $0.5 million and $1.0 million of interest income, respectively. We had net interest recoveries of $3.3 million and $1.1 million for the year ended December 31, 2017 and 2016, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods.

The following table provides details of our nonperforming assets, the ratio of such nonperforming assets and nonperforming loans held for investment to total assets as of the dates presented, and certain other related information:

	As of December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Loan Type
Commercial and industrial	$623	$1,424	$1,732	$2,214	$1,582
Construction	541	271	305	3,142	6,230
Residential real estate:
1-to-4 family mortgage	3,504	2,986	2,392	4,022	6,000
Residential line of credit	833	1,034	1,437	1,163	1,389
Multi-family mortgage	—	—	—	1,165	1,262
Commercial real estate:
Owner occupied	2,940	2,007	1,974	2,528	5,212
Non-owner occupied	1,371	2,251	3,512	2,827	6,607
Consumer and other	285	85	235	142	140
Total nonperforming loans held for investment	10,097	10,058	11,587	17,203	28,422
Loans held for sale (1)	43,355	—	—	—	—
Other real estate owned	16,442	7,403	11,641	7,259	8,796
Other	2,369	1,654	1,654	1,654	1,654
Total nonperforming assets	$72,263	$19,115	$24,882	$26,116	$38,872
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.32%	0.54%	0.68%	1.21%	2.12%
Total nonperforming assets as a percentage of total assets	1.53%	0.58%	0.86%	1.01%	1.72%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.04%	0.04%	0.03%	0.08%	0.12%
Loans restructured as troubled debt restructurings	$8,604	$8,802	$15,289	$18,823	$36,855
Troubled debt restructurings as a percentage of loans	0.27%	0.48%	0.90%	1.33%	2.60%

(1)

Includes $43.0 million in rebooked GNMA loans which the Company is under no obligation to repurchase. See the previous discussion of serviced GNMA loans eligible for repurchase and the impact of our repurchases of delinquent mortgage loans under the GNMA optional repurchase program. See Note 1, “Basis of presentation” in the notes to the consolidated financial statements for additional detail on rebooked GNMA loans.

Total nonperforming loans as a percentage of loans were 0.3% as of December 31, 2017 as compared to 0.5% as of December 31, 2016. The decline in our nonperforming loans as a percentage of total loans is the result of the consistent improvement in our overall credit quality as economic conditions in our markets have remained strong throughout 2017. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 238.10% as of December 31, 2017 as compared to 216.22% as of December 31, 2016.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $15.1 million at December 31, 2017, as compared to $5.7 million for the year ended December 31, 2016.

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

Other real estate owned consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess land and facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain (loss) on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Foreclosed assets with a cost basis of $5.4 million were sold as of year ended December 31, 2017, resulting in a net gain of $0.8 million. Foreclosed assets with a cost basis of $6.7 million were sold during the year ended December 31, 2016, resulting in a net loss of $1.3 million.

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

Loans totaling $55.5 million and $38.6 million were classified as substandard under our policy at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, $32.0 million and $16.1 million of substandard loans were acquired with deteriorated credit quality in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at December 31, 2017 and 2016.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2017
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076

Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2016
Loans, excluding purchased credit impaired loans
Commercial and industrial	$351,046	$31,074	$3,635	$385,755
Construction	236,588	4,612	386	241,586
Residential real estate:
1-to-4 family mortgage	277,948	6,945	7,924	292,817
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,027	44,949
Commercial real estate:
Owner occupied	338,698	10,459	4,407	353,564
Non-owner occupied	249,877	10,273	2,412	262,562
Consumer and other	73,454	417	432	74,303
Total loans, excluding purchased credit impaired loans	$1,744,392	$65,807	$22,527	$1,832,726

Purchased credit impaired loans
Commercial and industrial	$—	$—	$478	$478
Construction	—	—	4,319	4,319
Residential real estate:
1-to-4 family mortgage	—	—	2,107	2,107
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	28	28
Commercial real estate:
Owner occupied	—	—	3,782	3,782
Non-owner occupied	—	—	5,340	5,340
Consumer and other	—	—	4	4
Total purchased credit impaired loans	$—	$—	$16,058	$16,058
Total loans	$1,744,392	$65,807	$38,585	$1,848,784

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

In addition, on a regular basis, management and the Bank’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $24.0 million and $21.7 million at December 31, 2017 and 2016, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	As of December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$4,461	19%	$5,309	24%	$5,135	21%	$6,600	23%	$6,756	21%
Construction	7,135	30%	4,940	23%	5,143	21%	3,721	13%	5,033	16%
Residential real estate:
1-to-4 family mortgage	3,197	13%	3,197	15%	4,176	17%	6,364	22%	7,211	22%
Residential line of credit	944	4%	1,613	8%	2,201	9%	2,790	9%	2,775	8%
Multi-family mortgage	434	2%	504	2%	311	1%	184	1%	342	1%
Commercial real estate:
Owner occupied	3,558	15%	3,302	15%	3,682	15%	6,075	21%	5,659	17%
Non-owner occupied	2,817	12%	2,019	9%	2,622	11%	2,641	9%	3,438	11%
Consumer and other	1,495	5%	863	4%	1,190	5%	655	2%	1,139	4%
Total allowance	$24,041	100%	$21,747	100%	$24,460	100%	$29,030	100%	$32,353	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

		Year ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan loss at beginning of period	$21,747	$24,460	$29,030	$32,353	$38,538
Charge-offs:
Commercial and industrial	(584)	(562)	(953)	(1,514)	(1,123)
Construction	(27)	(2)	(81)	(292)	(582)
Residential real estate:
1-to-4 family mortgage	(200)	(224)	(828)	(1,486)	(383)
Residential line of credit	(276)	(132)	(230)	(462)	(500)
Multi-family mortgage	—	—	—	—	(4,236)
Commercial real estate:
Owner occupied	(288)	(249)	(1,062)	(688)	(36)
Non-owner occupied	—	(527)	(54)	(1,008)	(14)
Consumer and other	(1,152)	(1,154)	(1,136)	(911)	(762)
Total charge-offs	(2,527)	(2,850)	(4,344)	(6,361)	(7,636)
Recoveries:
Commercial and industrial	1,894	524	112	610	252
Construction	1,084	216	1,354	539	2,092
Residential real estate:
1-to-4 family mortgage	159	127	161	222	80
Residential line of credit	395	174	286	166	166
Multi-family mortgage	—	—	—	3,065	—
Commercial real estate:
Owner occupied	61	140	35	162	223
Non-owner occupied	1,646	195	342	568	25
Consumer and other	532	240	548	422	132
Total recoveries	5,771	1,616	2,838	5,754	2,970
Net recoveries (charge offs)	3,244	(1,234)	(1,506)	(607)	(4,666)
Reversal of provision for loan loss	(950)	(1,479)	(3,064)	(2,716)	(1,519)
Allowance for loan loss at the end of period	$24,041	$21,747	$24,460	$29,030	$32,353
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.13%	-0.07%	-0.10%	-0.04%	-0.35%
Allowance for loan loss as a percentage of loans at end of period	0.76%	1.18%	1.50%	2.05%	2.41%
Allowance of loan loss as a percentage of nonperforming loans	238.10%	216.22%	211.10%	168.75%	113.80%

Mortgage loans held for sale

Mortgage loans held for sale were $526.2 million at December 31, 2017 compared to $507.4 million at December 31, 2016. Originations of mortgage loans to be sold totaled $6,331.5 million and $4,671.6 million for the years ended December 31, 2017 and 2016, respectively while interest rate lock volume totaled $7,570.4 million and $5,965.7 million for the same periods, respectively. Generally, mortgage origination activity increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Despite the rising interest rate environment in 2017, increased mortgage loan closings during 2017 reflect the ongoing expansion of our mortgage business, including our expansion of the correspondent delivery channel established in the second quarter of 2016.

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

Total deposits were $3.66 billion and $2.67 billion as of December 31, 2017 and 2016, respectively. Noninterest-bearing deposits at December 31, 2017 and 2016 were $888.2 million and $697.1 million, respectively, while interest-bearing deposits were $2,776.2 million and $1,974.5 million at December 31, 2017 and 2016, respectively. The 37.2% increase in total deposits is mainly attributable to our merger with the Clayton Banks, which contributed interest-bearing and noninterest-bearing deposits with a fair value as of July 31, 2017 of $670.1 million and $309.5 million, respectively. Interest-bearing deposits acquired included brokered and internet time deposits with a July 31, 2017 fair value amounting to $129.3 million. Due to the merger with the Clayton Banks, brokered and internet time deposits have increased from $1.5 million at December 31, 2016 to $85.7 million at December 31, 2017. Due to inherently high interest rates associated with brokered and internet time deposits, compared to traditional customer time deposits, we have strategically reduced this balance by $43.6 million since the merger on July 31, 2017 and will continue to focus on reducing this balance in 2018. Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third party service provider, Cenlar, began transferring to the Bank which totaled $53.7 million and $46.8 million as of December 31, 2017 and 2016, respectively. The mix between noninterest-bearing and interest-bearing shifted slightly with the merger with the Clayton Banks; however, management continues to focus on strategic pricing to grow noninterest-bearing deposits while allowing more costly funding sources, including certain time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of December 31,
	2017			2016			2015
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$888,200	25%	—%	$697,072	26%	—%	$626,955	26%	—%
Interest bearing demand	1,909,546	52%	0.55%	1,449,382	54%	0.38%	1,273,438	52%	0.34%
Savings deposits	178,320	5%	0.16%	134,077	5%	0.37%	212,522	9%	0.51%
Customer time deposits	602,628	16%	0.66%	389,500	15%	0.48%	319,928	13%	0.52%
Brokered and internet time deposits	85,701	2%	1.54%	1,531	0%	0.16%	5,631	0%	0.16%
Total deposits	$3,664,395	100%	0.42%	$2,671,562	100%	0.29%	$2,438,474	100%	0.36%
Total Time Deposits
0.00-0.50%	$113,661	16%		$207,081	53%		$232,255	71%
0.51-1.00%	259,294	38%		158,257	41%		62,995	19%
1.01-1.50%	186,510	27%		16,209	4%		11,908	4%
1.51-2.00%	107,960	16%		7,855	2%		14,778	5%
2.01-2.50%	15,409	2%		1,603	0%		3,498	1%
Above 2.50%	5,495	1%		26	0%		125	0%
Total time deposits	$688,329	100%		$391,031	100%		$325,559	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of December 31, 2017 and 2016:

	As of December 31, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$46,693	$55,234	$101,927
Over Three to Six	99,520	45,993	145,513
Over Six to Twelve	108,525	76,065	184,590
Over Twelve	168,104	88,195	256,299
Total	$422,842	$265,487	$688,329

	As of December 31, 2016
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$27,749	$41,699	$69,448
Over Three to Six	33,638	37,745	71,383
Over Six to Twelve	55,494	63,058	118,552
Over Twelve	66,135	65,513	131,648
Total	$183,016	$208,015	$391,031

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dated indicated:

	December 31,
	2017		2016		2015
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$986	0%	$985	0%	$33,808	5%
Mortgage-backed securities	418,781	77%	443,908	76%	522,373	81%
Municipals, tax exempt	109,251	20%	116,923	20%	79,837	12%
Treasury securities	7,252	1%	11,757	2%	4,485	1%
Equity Securities	7,722	2%	8,610	2%	8,884	1%
Total securities available for sale	$543,992	100%	$582,183	100%	$649,387	100%

The balance of our investment portfolio at December 31, 2017 was $544.0 million compared to $582.2 million at December 31, 2016.  During the year ended December 31, 2017, 2016 and 2015, we purchased $81.4 million, $316.4 million and $164.9 million in investment securities, respectively. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 73.4%, 83.0% and 97.2% of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 26.6%, 17.0% and 2.8%, respectively of total securities purchased in the years ended December 31, 2017, 2016 and 2015, respectively. The carrying value of securities sold during the years ended December 31, 2017, 2016 and 2015 totaled $94.7 million, $271.1 million and $194.6 million, respectively. Included in sales of securities during the year ended December 31, 2017 were $59.5 million in securities acquired from the Clayton Banks. There was no gain or loss associated with the sale of the Clayton Banks’ securities. Maturities and calls of securities during the year ended December 31, 2017, 2016 and 2015, totaled $83.3 million, $104.4 million and $103.2 million, respectively. As of December 31, 2017 and 2016, net unrealized losses of $4.9 million and $6.3 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of December 31, 2017 and 2016:

	As of December 31,
	2017			2016
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—	—	$4,502	0.8%	0.69%
Maturing in one to five years	7,252	1.3%	1.76%	7,255	1.2%	1.76%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total Treasury securities	7,252	1.3%	1.76%	11,757	2.0%	1.35%
Government agency securities:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	986	0.2%	1.43%	985	0.2%	1.43%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total government agency securities	986	0.2%	1.43%	985	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	925	0.2%	3.86%	4,850	0.8%	5.87%
Maturing in one to five years	20,640	3.8%	4.18%	18,100	3.1%	6.22%
Maturing in five to ten years	19,588	3.6%	3.84%	32,248	5.5%	6.17%
Maturing after ten years	68,098	12.5%	3.07%	61,725	10.6%	4.81%
Total obligations of state and municipal subdivisions	109,251	20.1%	3.42%	116,923	20.0%	5.45%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—	—	1	0.0%	2.53%
Maturing in one to five years	—	—	—	137	0.0%	5.32%
Maturing in five to ten years	23	0.0%	3.94%	360	0.1%	5.33%
Maturing after ten years	418,758	77.0%	2.32%	443,410	76.2%	2.17%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	418,781	77.0%	2.32%	443,908	76.3%	2.17%
Total marketable equity securities	7,722	1.4%	1.17%	8,610	1.5%	1.11%
Total investment securities	$543,992	100.0%	2.99%	$582,183	100.0%	2.81%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of December 31, 2017
US Government agency securities	$999	$—	$(13)	$986
Mortgage-backed securities	425,557	374	(7,150)	418,781
Municipals, tax exempt	107,127	2,692	(568)	109,251
Treasury securities	7,345	—	(93)	7,252
Equity securities	7,870	1	(149)	7,722
	$548,898	$3,067	$(7,973)	$543,992
As of December 31, 2016
US Government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Equity securities	8,744	1	(135)	8,610
	$588,459	$3,943	$(10,219)	$582,183

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

	As of December 31, 2017
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
December 31, 2018 (1)	$314,005	90%	1.40%
December 31, 2019	224	0%	5.97%
December 31, 2020	131	0%	5.47%
December 31, 2021	418	0%	5.81%
December 31, 2022	890	0%	5.73%
Thereafter	31,927	10%	4.79%
Total	$347,595	100%	2.09%

(1)

Includes FHLB advances with 90 day fixed rate repricing terms that are being hedged with certain derivative instruments maturing in the third quarters of 2020, 2021 and 2022 in increments of $30.0 million, $35.0 million and $35.0 million, respectively. As such, these amounts are classified as long-term debt on the consolidated balance sheets as of December 31, 2017.

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

		Year ended December 31,
(dollars in thousands)	2017	2016	2015
Average daily amount of short-term borrowings outstanding during the period	$71,064	$108,335	$184,743
Weighted average interest rate on average daily short-term borrowings	0.06%	0.09%	0.23%
Maximum outstanding short-term borrowings outstanding at any month-end	$204,293	$173,808	$239,536
Short-term borrowings outstanding at period end	$204,293	$171,561	$123,133
Weighted average interest rate on short-term borrowings at period end	1.17%	0.66%	0.17%

Lines of credit and other borrowings.

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledged qualifying mortgages of $968.6 million and $565.7 million, as well as qualifying investment securities of $0 and $62.3 million as collateral securing a line of credit with a total borrowing capacity of $671.5 million and $476.6 million as of December 31, 2017 and 2016, respectively.

Borrowings against the line were $12.4 million and $14.0 million in long term advances and $190.0 million and $150.0 million in overnight CMAs as of December 31, 2017 and 2016, respectively. In the third quarter of 2017, $100.0 million of 90 day variable rate advances was borrowed as part of the funding strategy of the Clayton Banks merger. The advances have 90 day fixed rate repricing terms and are hedged through certain derivative instruments in three traunches with maturities in three, four, and five years amounting to $30.0 million, $35.0 million, and $35.0 million, respectively. Given their functional purpose of securing longer-term funding and our intention to utilize them in a longer-term capacity, we categorize these FHLB advances as long-term debt on the consolidated balance sheets. An additional line of $300 million has been secured with the FHLB for overnight borrowing; however, additional collateral would be needed to draw on the line. No funds have been drawn on this line during 2017 or 2016.

Additionally, the Bank maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2017 and 2016. As of December 31, 2017 and 2016, $724.3 million and $1,072.1 million of qualifying loans and $13,544 and $0 of investment securities were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $529.5 million and $765.1 million.

The Bank also maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $165.0 million as of December 31, 2017 and $125.0 million as of December 31, 2016. As of December 31, 2017 and 2016, there were not any borrowings under these lines.

We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of December 31, 2017 and 2016, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (4.82% and 4.25% at December 31, 2017 and 2016, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (4.59% and 4.15% at December 31, 2017 and 2016, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option. During 2017, we began hedging interest rate exposure through 90 day interest rate swaps amounting to $30.0 million.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2017 and 2016, securities with a carrying value of $337.6 million and $390.8 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. The balance of outstanding overnight borrowings with the FHLB at December 31, 2017 and 2016 was $190.0 million and $150.0 million, respectively. Funds obtained from the FHLB are generally used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy of merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings.  Given their functional purpose of securing longer-term funding and our intention to utilize them in a longer-term capacity, we categorize these FHLB advances as long-term debt on our consolidated balance sheets.  At December 31, 2017 and 2016, the balance of our outstanding additional long term advances with the FHLB were $12.4 million and $14.0 million, respectively. The remaining balance available with the FHLB was $369.1 million and $312.6 million at December 31, 2017 and 2016.  We also maintain lines of credit with other commercial banks totaling $165.0 million as of December 31, 2017 and 2016. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2017 or 2016.

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

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed an amount equal to the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of December 31, 2017 and 2016, $105.5 million and $66.2 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

The Bank also paid dividends of approximately $14.9 million to the Company in the year ended December 31, 2016  for dividends to our majority (and formerly sole) shareholder and operational expenses that did not require approval from the TDFI.

Additionally, at December 31, 2017 and 2016, the Company had cash balances on deposit with the Bank totaling $25.8 million and $31.0 million, respectively, for ongoing corporate needs.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of December 31, 2017 and 2016, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
December 31, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$442,381	10.71%	>	$185,874	>	4.5%		N/A		N/A
FirstBank	$442,061	10.72%	>	$185,567	>	4.5%	>	$268,041	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$496,422	12.01%	>	$330,672	>	8.0%		N/A		N/A
FirstBank	$466,102	11.30%	>	$329,984	>	8.0%	>	$412,480	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$472,381	11.43%	>	$247,969	>	6.0%		N/A		N/A
FirstBank	$442,061	10.72%	>	$247,422	>	6.0%	>	$247,422	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.46%	>	$180,643	>	4.0%		N/A		N/A
FirstBank	$442,061	9.77%	>	$180,987	>	4.0%	>	$226,234	>	5.0%
December 31, 2016
Common Equity Tier 1 (CET1)
FB Financial Corporation	$287,146	11.04%	>	$117,043	>	4.5%		N/A		N/A
FirstBank	$282,271	10.88%	>	$116,748	>	4.5%	>	$168,636	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$338,893	13.03%	>	$208,069	>	8.0%		N/A		N/A
FirstBank	$304,018	11.72%	>	$207,521	>	8.0%	>	$259,401	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$317,146	12.19%	>	$156,101	>	6.0%		N/A		N/A
FirstBank	$282,271	10.88%	>	$155,664	>	6.0%	>	$155,664	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	>	$126,227	>	4.0%		N/A		N/A
FirstBank	$282,271	8.95%	>	$126,155	>	4.0%	>	$157,693	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at December 31, 2017 and 2016, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully phased-in in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

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

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of December 31, 2017 and 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of December 31, 2017 and 2016, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Capital Expenditures

Currently, we have not entered into any capital commitments exceeding $1 million over the next twelve months.

Shareholders’ equity

Our total shareholders’ equity was $596.7 million at December 31, 2017 and $330.5 million, at December 31, 2016. Book value per share was $19.54 at December 31, 2017 and $13.71 at December 31, 2016. The growth in shareholders’ equity was attributable to additional capital of $152.7 million raised in private placement of 4,806,710 shares of common stock in addition to shares issued in conjunction with the merger of the Clayton Banks, which contributed an additional $52.3 million. Shareholders’ equity also increased due to earnings retention and changes in accumulated other comprehensive income and activity related to equity-based compensation.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at anytime, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	December 31,
	2017	2016
Loan commitments	$977,276	$579,879
Standby letters of credit	22,882	22,547

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

Contractual obligations

The following tables present, as of December 31, 2017, our significant fixed and determinable contractual obligations to third parties by payment date.  For more information about our contractual obligations, see Note 17, “Commitments and Contingencies,” in the notes to our consolidated financial statements.

	As of December 31, 2017 payments due in:
(dollars in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Leases	$3,533	$5,124	$3,697	$5,350	$17,704
Time Deposits(1)	432,030	196,117	56,968	3,214	688,329
Short term borrowings(1)	190,000	—	—	—	190,000
Securities sold under agreements to repurchase(1)	14,293	—	—	—	14,293
Junior Subordinated Debt(1)	—	—	—	30,930	30,930
FHLB advances(1)	109,712	355	1,308	997	112,372
Total	$749,568	$201,596	$61,973	$40,491	$1,053,628

(1)	Excludes Interest

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

The Asset Liability Committee (“ALCO”), which is authorized by the Bank’s board of directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

We monitor the impact of changes in interest rates on our net interest income and economic value of equity (“EVE”) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in affect over the life of the current balance sheet.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
				December 31,
(in basis points)	2017	2016	2017	2016
+400	8.8%	3.6%	13.9%	10.7%
+300	6.6%	2.8%	10.6%	8.4%
+200	4.4%	1.8%	7.3%	5.8%
+100	2.0%	1.0%	3.6%	3.1%
-100	(6.7)%	(7.4)%	(9.2)%	(9.3)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	December 31,
(in basis points)	2017	2016
+400	(8.8)%	(4.3)%
+300	(6.2)%	(2.3)%
+200	(3.5)%	(0.8)%
+100	(1.6)%	0.2%
-100	(3.3)%	(10.6)%
(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for December 31, 2017 and 2016 resulted in asset sensitive positions. These asset sensitive positions are primarily due to the increase in mortgage loans held for sale and trending growth of noninterest bearing deposits. As our mortgage loans held for sale increase, we become more asset sensitive, which has been our current trend. However, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALCO also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly. For December 31, 2017 and 2016 simulations the loan and time deposit betas were 100% for all rate scenarios as is industry standard.

The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect the actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Bank’s board of directors. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results may differ from simulated results.

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

Quarterly Results of Operations

Summarized unaudited quarterly operating results for the Company for the year ending December 31, 2017 and 2016 are as follows:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$32,889	$33,278	$48,415	$55,031
Interest expense	2,638	2,851	4,805	6,048
Net interest income	30,251	30,427	43,610	48,983
Provision for loan losses	(257)	(865)	(784)	956
Net interest income after provision for loan losses	30,508	31,292	44,394	48,027
Noninterest income	31,087	35,657	37,820	37,017
Noninterest expense	46,417	49,136	69,224	57,540
Income tax expense	5,425	6,574	4,602	4,486
Net income	$9,753	$11,239	$8,388	$23,018
Weighted average common shares outstanding:
Basic	24,138,437	25,741,968	30,004,952	30,527,234
Fully diluted	24,610,991	26,301,458	30,604,537	31,166,080
Earnings per share
Basic	$0.40	$0.44	$0.28	$0.75
Fully diluted	$0.40	$0.43	$0.27	$0.74

Pro Forma (C Corporation basis):
Income tax expense	$5,425	$6,574	$4,602	$4,486
Net income	$9,753	$11,239	$8,388	$23,018
Earnings per share
Basic	$0.40	$0.44	$0.28	$0.75
Fully diluted	$0.40	$0.43	$0.27	$0.74

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$28,242	$30,680	$30,005	$31,567
Interest expense	2,299	2,322	2,388	2,535
Net interest income	25,943	28,358	27,617	29,032
Provision for loan losses	(9)	(789)	71	(752)
Net interest income after provision for loan losses	25,952	29,147	27,546	29,784
Noninterest income	31,035	38,356	43,962	31,332
Noninterest expense	41,347	50,595	55,529	47,319
Income tax expense	1,041	1,133	14,772	4,787
Net income	$14,599	$15,775	$1,207	$9,010
Weighted average common shares outstanding:
Basic	17,180,000	17,180,000	18,259,128	23,977,028
Fully diluted	17,180,000	17,180,000	18,332,192	24,500,943
Earnings per share
Basic	$0.85	$0.92	$0.07	$0.38
Fully diluted	$0.85	$0.92	$0.07	$0.37

Pro Forma (C Corporation basis):
Income tax expense	$5,837	$6,332	$5,946	$4,787
Net income	$9,803	$10,576	$10,033	$9,010
Earnings per share
Basic	$0.57	$0.62	$0.55	$0.38
Fully diluted	$0.57	$0.62	$0.55	$0.37

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of FB Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the financial statements. No matter how well designed, internal control over financial reporting has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  As permitted by Securities and Exchange Commission guidance, management excluded from its assessment the operations of American City Bank and Clayton Bank and Trust, acquisitions made during 2017, which are described in Note 2 of the Consolidated Financial Statements. The total assets of the entities acquired in the American City Bank and Clayton Bank and Trust acquisitions represented approximately 6% and 18%, respectively, of the Company’s total consolidated assets as of December 31, 2017.

Based on this assessment management has determined that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on the specified criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FB Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FB Financial Corporation and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Jacksonville, Florida

March 16, 2018

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Amounts are in thousands except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$29,831	$50,157
Federal funds sold	66,127	13,037
Interest bearing deposits in financial institutions	23,793	73,133
Cash and cash equivalents	119,751	136,327
Investments:
Available-for-sale securities, at fair value	543,992	582,183
Federal Home Loan Bank stock, at cost	11,412	7,743
Loans held for sale, at fair value	526,185	507,442
Loans	3,166,911	1,848,784
Less: allowance for loan losses	24,041	21,747
Net loans	3,142,870	1,827,037
Premises and equipment, net	81,577	66,651
Other real estate owned, net	16,442	7,403
Interest receivable	13,069	7,241
Mortgage servicing rights	76,107	32,070
Goodwill	137,190	46,867
Core deposit and other intangibles, net	14,902	4,563
Other assets	44,216	51,354
Total assets	$4,727,713	$3,276,881
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$888,200	$697,072
Interest-bearing	1,909,546	1,449,382
Savings deposits	178,320	134,077
Customer time deposits	602,628	389,500
Brokered and internet time deposits	85,701	1,531
Total time deposits	688,329	391,031
Total deposits	3,664,395	2,671,562
Securities sold under agreements to repurchase	14,293	21,561
Short-term borrowings	190,000	150,000
Long-term debt	143,302	44,892
Accrued expenses and other liabilities	118,994	58,368
Total liabilities	4,130,984	2,946,383
Shareholders' equity:
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,535,517 and 24,107,660 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	30,536	24,108
Additional paid-in capital	418,596	213,480
Retained earnings	147,449	93,784
Accumulated other comprehensive income (loss), net	148	(874)
Total shareholders' equity	596,729	330,498
Total liabilities and shareholders' equity	$4,727,713	$3,276,881

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Amounts are in thousands except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$153,969	$105,865	$87,723
Interest on securities
Taxable	10,084	10,646	11,783
Tax-exempt	4,006	3,372	2,808
Other	1,554	611	468
Total interest income	169,613	120,494	102,782

Interest expense:
Deposits
Demand and savings accounts	9,272	5,413	4,733
Time deposits	3,759	1,929	1,559
Short-term borrowings	42	121	712
Long-term debt	3,269	2,081	1,906
Total interest expense	16,342	9,544	8,910
Net interest income	153,271	110,950	93,872
Provision for loan losses	(950)	(1,479)	(3,064)
Net interest income after provision for loan losses	154,221	112,429	96,936

Noninterest income:
Mortgage banking income	116,933	117,751	70,190
Service charges on deposit accounts	7,787	8,009	7,389
ATM and interchange fees	8,784	7,791	6,536
Investment services and trust income	3,949	3,337	3,260
Bargain purchase gain	—	—	2,794
Gain from securities, net	285	4,407	1,844
Gain (loss) on sales or write-downs of other real estate owned	774	1,282	(317)
Loss from other assets	(664)	(103)	(393)
Other income	3,733	2,211	1,077
Total noninterest income	141,581	144,685	92,380

Noninterest expenses:
Salaries, commissions and employee benefits	130,355	113,992	84,214
Occupancy and equipment expense	13,836	12,611	10,777
Legal and professional fees	5,737	3,514	3,355
Data processing	6,488	4,181	2,053
Merger and conversion	19,034	3,268	3,543
Amortization of core deposit and other intangibles	1,995	2,132	1,731
Amortization of mortgage servicing rights	—	8,321	2,601
Impairment of mortgage servicing rights	—	4,678	194
Loss on sale of mortgage servicing rights	249	4,447	—
Regulatory fees and deposit insurance assessments	2,049	1,952	2,190
Software license and maintenance fees	1,873	2,874	1,986
Advertising	12,957	10,608	8,062
Other expense	27,744	22,212	17,786
Total noninterest expense	222,317	194,790	138,492

Income before income taxes	73,485	62,324	50,824
Income tax expense (Note 15)	21,087	21,733	2,968
Net income	$52,398	$40,591	$47,856
Weighted average shares of common stock outstanding
Basic	27,627,228	19,165,182	17,180,000
Fully diluted	28,207,602	19,312,174	17,180,000
Earnings per share
Basic	$1.90	$2.12	$2.79
Fully diluted	1.86	2.10	2.79

Pro Forma (C Corporation basis) (Note 15):
Income tax expense	$21,087	$22,902	$17,829
Net income	$52,398	$39,422	$32,995
Pro Forma Earnings per share
Basic	$1.90	$2.06	$1.92
Fully diluted	1.86	2.04	1.92

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income

(Amounts are in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$52,398	$40,591	$47,856
Other comprehensive income, net of tax:
Net change in unrealized loss (gain) in available-for-sale securities, net of taxes of $493, $5,309 and $(71)	1,162	778	(1,057)
Reclassification adjustment for (gain) on sale of securities included in net income, net of tax expenses of $112, $298, and $91	(173)	(4,109)	(1,753)
Net change in unrealized gain in hedging activities, net of taxes of $442, $-, and $-	685	—	—
Comprehensive income	$54,072	$37,260	$45,046

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Amounts are in thousands except share and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at January 1, 2015	$17,180	$94,544	$98,237	$5,267	$215,228

Net income	—	—	47,856	—	47,856
Other comprehensive loss, net of taxes	—	—	—	(2,810)	(2,810)
Cash dividends declared ($1.37 per share)	—	—	(23,600)	—	(23,600)
Balance at December 31, 2015	$17,180	$94,544	$122,493	$2,457	$236,674

Net income	—	—	40,591	—	40,591
Other comprehensive loss, net of taxes	—	—	—	(3,331)	(3,331)
Common stock issued, net of offering costs	6,765	108,760	—	—	115,525
Conversion of cash to stock-settled awards for:
Equity based incentive plans	—	2,388	—	—	2,388
Deferred compensation plan	—	3,000	—	—	3,000
Stock based compensation expense	—	4,693	—	—	4,693
Restricted stock units vested and distributed, net of shares withheld	142	(413)	—	—	(271)
Shares issued under employee stock purchase program	21	508	—	—	529
Cash dividends declared ($4.03 per share)	—	—	(69,300)	—	(69,300)
Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498

Initial fair value election on mortgage servicing rights, net of taxes of $396 (See Note 1)	—	—	615	—	615
Net income	—	—	52,398	—	52,398
Other comprehensive income, net of taxes	—	—	—	1,674	1,674
Reclassification of the income tax effects of the Tax Cuts and Jobs Act to Retained earnings (Note 15)	—	—	652	(652)	—
Common stock issued, net of offering costs	4,807	147,914	—	—	152,721
Common stock issued in conjunction with acquisition of the Clayton Banks, net of issuance costs (See Note 2)	1,521	50,763	—	—	52,284
Stock based compensation expense	18	6,742	—	—	6,760
Restricted stock units vested and distributed, net of shares withheld	63	(919)	—	—	(856)
Shares issued under employee stock purchase program	19	616	—	—	635
Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Amounts are in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$52,398	$40,591	$47,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,316	3,995	3,283
Amortization of core deposit and other intangibles	1,995	2,132	1,731
Capitalization of mortgage servicing rights	(58,984)	(46,070)	(26,474)
Amortization of mortgage servicing rights	—	8,321	2,601
Change in fair value of mortgage servicing rights	4,023	—	—
Impairment of mortgage servicing rights	—	4,678	194
Stock-based compensation expense	6,760	4,693	—
Provision for loan losses	(950)	(1,479)	(3,064)
Provision for mortgage loan repurchases	810	512	1,375
Accretion of yield on purchased loans	(5,419)	(3,538)	(493)
Accretion of discounts and amortization of premiums on securities, net	2,693	2,326	1,474
Bargain purchase gain	—	—	(2,794)
Gain from securities, net	(285)	(4,407)	(1,844)
Originations of loans held for sale	(6,331,458)	(4,671,561)	(2,757,463)
Proceeds from sale of loans held for sale	6,408,198	4,534,837	2,739,914
Gain on sale and change in fair value of loans held for sale	(107,189)	(115,485)	(65,947)
Loss (gain) on sale of mortgage servicing rights	249	(3,406)	—
Net gain or write-downs of other real estate owned	(774)	(1,282)	317
Gain on other assets	664	103	393
Provision for deferred income taxes	6,458	9,257	1,647
Changes in:
Other assets and interest receivable	6,478	(24,730)	(1,301)
Accrued expenses and other liabilities	47,627	15,312	12,820
Net cash provided by (used in) operating activities	37,610	(245,201)	(45,775)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	94,743	271,148	194,611
Maturities, prepayments and calls	83,344	104,368	103,233
Purchases	(81,353)	(316,384)	(164,864)
Net increase in loans	(241,379)	(127,949)	(206,670)
Proceeds from sale of mortgage servicing rights	11,686	34,118	—
Purchases of premises and equipment	(4,545)	(4,784)	(5,918)
Proceeds from the sale of premises and equipment	39	46	17
Proceeds from the sale of other real estate owned	5,438	6,696	3,774
Net cash (paid) received in business combination	(135,141)	—	23,995
Net cash used in investing activities	(267,168)	(32,741)	(51,822)
Cash flows from financing activities:
Net increase in demand and savings deposits	14,682	167,616	306,360
Net (decrease) increase in time deposits	(1,367)	65,472	(37,671)
Net decrease in securities sold under agreements to repurchase	(7,268)	(83,572)	(8,361)
Increase (decrease) in short-term borrowings	23,767	132,000	(81,378)
Increase (decrease) in long-term debt	29,812	(11,724)	(8,234)
Net proceeds from sale of common stock	153,356	116,054	—
Dividends paid	—	(69,300)	(25,350)
Net cash provided by financing activities	212,982	316,546	145,366
Net change in cash and cash equivalents	(16,576)	38,604	47,769
Cash and cash equivalents at beginning of the period	136,327	97,723	49,954
Cash and cash equivalents at end of the period	$119,751	$136,327	$97,723

Supplemental cash flow information:
Interest paid	$15,470	$9,474	$8,985
Taxes paid	22,292	1,307	1,754
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,605	$2,724	$4,085
Transfers from other real estate owned to loans	256	1,548	785
Transfers from loans held for sale to loans	11,706	17,963	5,045
Rebooked GNMA loans under optional repurchase program	43,035	—	—
Stock consideration paid in business combination	52,284	—	—
Conversion of cash-settled to stock settled compensation	—	5,388	—
Trade date payable - securities	348	—	—
Fair value election of mortgage servicing rights	1,011	—	—

See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:

(A) Organization:

FB Financial Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, FirstBank (the “Bank”), are engaged in the business of banking and headquartered in Nashville, Tennessee. The Bank provides a full range of financial services to individual, corporate and public customers throughout Tennessee, north Alabama, and north Georgia and operates a national mortgage business with office locations across the Southeast, which primarily originate loans to be sold in the secondary market.

On September 18, 2015, the Company completed its acquisition of Northwest Georgia Bank (“NWGB”), which added locations in Ringgold, Georgia and Catoosa County, Georgia and additional locations in Chattanooga, Tennessee. On July 31, 2017, the Bank completed its previously announced acquisitions of Clayton Bank and Trust and American City Bank, headquartered in Knoxville, Tennessee and Tullahoma, Tennessee, respectively. The financial condition and results of operation for the acquired banks are included in the Company’s consolidated financial statements since the acquisition dates. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.

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

As of December 31, 2017 and 2016, the Company is considered a “controlled company” and is controlled by the Company’s Executive Chairman and former sole shareholder, James W. Ayers.

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”).

The Company terminated its S-Corporation status and became a taxable corporate entity (“C Corporation”) on September 16, 2016 in connection with its initial public offering. Unaudited pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma effective tax rate of 36.75% for the year ended December 31, 2016 and 35.08% for the year ended December 31, 2015, as if it had been a C Corporation during those periods.

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

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, investment securities determination of other-than-temporary impairment (“OTTI”), the determination of fair value in business combinations, the valuation of other real estate owned, and the determination of the fair value of financial instruments, loans held for sale and mortgage servicing rights. In connection with the determination of the estimated fair value of other real estate owned and impaired loans, management obtains independent appraisals for significant properties.

The consolidated financial statements include the accounts of the Company, the Bank, and its’ wholly-owned subsidiaries, FirstBank Insurance, Inc., First Holdings, Inc., RE Holdings, Inc., and Investors Title Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or shareholders’ equity.

(C) Cash flows:

For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest earning deposits in other financial institutions with maturities of less than 90 days at the date of purchase. These amounts are reported in the consolidated balance sheets caption “Cash and cash equivalents.” Net cash flows are reported for loans held for investment, deposits, repurchase agreements, federal funds sold, and short-term borrowings.

(D) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

(E) Investment securities:

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of applicable taxes.

Interest income includes the amortization and accretion of purchase premium and discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments based upon the prior three month average monthly prepayments when available. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the date it was determined to be OTTI. If we do not intend to sell the security and

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. During the year ended December 31, 2017, the Company recorded OTTI amounting to $945 as discussed in Note 4.

(F) Loans held for sale:

Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Net (losses) gains of $9,111, $(2,289), and $2,257 resulting from fair value changes of these mortgage loans were recorded in income during 2017, 2016, and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses are recognized in Mortgage banking income on the consolidated statements of income at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income”. Effective December 31, 2017, the Company adopted a change in accounting policy to recognize revenue on Best Efforts deliveries and accrue commissions at the time of the interest rate lock commitment.  Management believes this treatment better correlates and streamlines the revenue and expenses of mortgage sale delivery methods.

Periodically, the Bank will transfer mortgage loans originated for sale in the secondary markets into the loan portfolio based on current market conditions, the overall secondary marketability of the loan and the status of the loan. During 2017, 2016 and 2015, the Bank transferred approximately $11,706, $18,000, and $5,000, respectively, of residential mortgage loans into its portfolio. The loans are transferred into the portfolio at fair value at the date of transfer.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option and the expected benefit of the potential buy-back is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held for sale with the offsetting liability being reported in other liabilities. At December 31, 2017, rebooked GNMA loans held for sale amounted to $43,035. Amounts related to prior periods were not significant. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.

(G) Loans (excluding purchased credit impaired loans):

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

Residential real estate 1-4 family mortgage loans. The Company’s residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned and include manufactured homes with real estate. The Company intends to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate.

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

Consumer and other loans. The Company’s consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes without real estate, and personal lines of credit.   Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue.

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

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit-impaired. Purchased credit-impaired loans (“PCI” loans) are accounted for under the accounting guidance for loans and debt securities acquired with

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

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

(K) Other real estate owned:

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

(L) Mortgage servicing rights:

The Company retains the right to service certain mortgage loans that it sells to secondary market investors. The retained mortgage servicing right is initially recorded at the fair value of future net cash flows expected to be realized for performing servicing activities. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.

In periods prior to 2017, mortgage servicing rights were amortized in proportion to and over the period of estimated net servicing income. These servicing rights were carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost less the reserve for impairment at December 31, 2016. Impairment losses on mortgage servicing rights were recognized to the extent by which the unamortized cost exceeded fair value. Impairment losses on mortgage servicing rights of $4,678 and $194 were recognized in earnings during the years ended December 31, 2016 and 2015, respectively.

As of January 1, 2017, the Company elected to account for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, Transfers and Servicing. The change in accounting policy resulted in a one-time adjustment to retained earnings of $615 for the after-tax increase in fair value above book value at January 1, 2017. Subsequent changes in fair value are recorded in earnings in Mortgage banking income.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

(N) Goodwill and other intangibles:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage as applicable. See Note 2, “Mergers and acquisitions” for information related to the goodwill recorded in the Bank’s acquisitions of Clayton Bank and Trust and American City Bank. As discussed in Note 21, the Company realigned its segment reporting structure during the year ended December 31, 2016. As a result, our reporting units have been adjusted to reflect this change from geographic-based reporting units to business segment reporting units. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If an entity does a qualitative assessment and determines that it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to the two-step goodwill impairment test. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized as noninterest expense to reduce the carrying amount to the estimated implied fair value which could be material to our operating results for any particular reporting period. No impairment was identified through the quantitative annual assessment for impairment performed as of December 31, 2017. Additionally, qualitative and quantitative assessments were performed for the years ended December 31, 2016 and 2015, respectively, and no impairment was identified.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to an operating lease intangible, customer Trust intangible and manufactured housing servicing intangible recorded in conjunction with the acquisition of the Clayton Banks completed on July 31, 2017 (see Note 2). All intangible assets are initially measured at fair value and then amortized over their estimated useful lives.

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

Unaudited pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s pro forma effective tax rate of 36.75% for the year ended December 31, 2016 and 35.08% for the year ended December 31, 2015, as if it had been a C corporation during those periods. In addition, the unaudited pro forma results for the year ended December 31, 2016 excludes the effect of recognition of the deferred tax liability attributable to conversion of $13,181 as discussed in Note 15.

Income tax expense is the total of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. See Note 15, “Income taxes” for information related to the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2017, 2016 or 2015.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

(P) Long-lived assets:

Premises and equipment, core deposit intangible assets, and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2017 and 2016.

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

(R) Derivative financial instruments and hedging activities:

All derivative financial instruments are recorded at their fair values in other assets or other liabilities in the consolidated balance sheets in accordance with ASC 815, “Derivatives and Hedging.” If derivative financial instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. If derivative financial instruments are not designated as hedges, only the change in the fair value of the derivative instrument is included in current earnings.

Cash flow hedges are utilized to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. For the Company’s derivatives designated as cash flow hedges, changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method.

The Company also utilizes derivative instruments that are not designated as hedging instruments. The Company enters into interest rate cap and/or floor agreements with its customers and then enters into an offsetting derivative contract position with other financial institutions to mitigate the interest rate risk associated with these customer contracts. Because these derivative instruments are not designated as hedging instruments, changes in the fair value of the derivative instruments are recognized currently in earnings.

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

(S) Comprehensive income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives designated as cash flow hedges, net of taxes.

(T) Loss contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

(U) Securities sold under agreements to repurchase:

The Company routinely sells securities to certain customers and then repurchases the securities the next business day. Securities sold under agreements to repurchase are reflected in the consolidated balance sheets at the amount of cash received in connection with each transaction. These are secured liabilities and are not covered by the Federal Deposit Insurance Corporation.

(V) Advertising expense:

Advertising costs, including costs related to internet mortgage marketing and related costs, are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, advertising costs were $12,957, $10,608 and $8,062, respectively.

(W) Earnings per common share:

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Unearned compensation plus assumed proceeds from the applicable tax benefits are used to repurchase common stock at the average market price. There were no dilutive instruments outstanding during the year ended December 31, 2015; therefore, diluted net income per common share is the same as basic net income per share.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	December 31,
	2017	2016	2015
Basic earnings per share calculation:
Net income	$52,398	$40,591	$47,856
Weighted-average basic shares outstanding	27,627,228	19,165,182	17,180,000
Basic earnings per share	$1.90	$2.12	$2.79
Diluted earnings per share:
Net income	$52,398	$40,591	$47,856
Weighted-average basic shares outstanding	27,627,228	19,165,182	17,180,000
Average diluted common shares outstanding	580,374	146,992	—
Weighted-average diluted shares outstanding	28,207,602	19,312,174	17,180,000
Diluted earnings per share	$1.86	$2.10	$2.79
Pro forma earnings per share:
Pro forma net income	$52,398	$39,422	$32,995
Weighted-average basic shares outstanding	27,627,228	19,165,182	17,180,000
Pro forma basic earnings per share	$1.90	$2.06	$1.92
Pro forma diluted earnings per share:
Pro forma net income	$52,398	$39,422	$32,995
Weighted-average diluted shares outstanding	28,207,602	19,312,174	17,180,000
Pro forma diluted earnings per share	$1.86	$2.04	$1.92

(X) Segment reporting:

The Company’s Mortgage division represents a distinct reportable segment which differs from the Company’s primary business of Banking. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 21.

(Y) Stock-based compensation

Stock-based compensation expense is recognized in accordance with ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures based on grant-date fair value. The restricted stock unit awards are amortized over the required service period, if any.

(Z) Recent Accounting Pronouncements

In May 2014, the FASB issued an update to Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (FASB Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. The Company's revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and non-interest income. The Company adopted this new guidance on January 1, 2018, and it will not have a significant impact on the Company's financial condition, results of operations or EPS.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires acquirers to adjust provisional amounts identified during the measurement period in the reporting

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

period in which the adjustments are determined, rather than retrospectively adjusting previously reported information. Additional disclosure of the impact of measurement period adjustments on current year earnings will also be required. For public business entities, the amendments of this update were effective for interim and annual periods beginning after December 15, 2015. The Company elected to early adopt this ASU for the year ended December 31, 2015. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operation, or earnings per share (“EPS”).

In January 2016, the FASB released ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and adjust the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value such that these securities can be carried at cost less any impairment. The Company adopted this new guidance on January 1, 2018, and it will not have a significant impact on the Company’s financial position, results of operation, or EPS.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 became effective for the Company as of January 1, 2018 and it will not have a significant impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will become effective for interim and annual periods beginning after December 15, 2017.  If this standard had been effective for the year ended December 31, 2017, there would have been no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. ASU 2017-01 will become effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. If this standard had been effective for the year ended December 31, 2017, there would have been no impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under ASU 2017-09, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. ASU 2017-09 is effective for all entities beginning after December 15, 2017 including interim periods within the fiscal year. Early adoption is permitted. Upon adoption, the ASU will be applied prospectively to awards modified on or after the adoption date. The adoption of this update will not have a significant impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The Company has elected to early adopt this update effective January 1, 2018. If this standard had been effective for the year ended December 31, 2017, there would have been no impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for public companies for reporting periods for which financial statements have not yet been issued. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $652 from accumulated other comprehensive income to retained earnings as of December 31, 2017. The reclassification impacted the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders’ Equity as of and for the year ended December 31, 2017.

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

Goodwill of $90,323 recorded in connection with the transaction resulted primarily from anticipated synergies arising from the combination of certain operational areas of the Clayton Banks and the Company as well as the purchase premium inherent to buying a complete and successful banking operation. Goodwill is included in the Banking segment as substantially all of the operations resulting from the Clayton Banks merger is included in the Banking segment.

In connection with the transaction, the Company incurred $19,034 in merger and conversion expenses during the year ended December 31, 2017. This amount includes $10,000 contributed to a charitable foundation established to invest in the communities across the markets of the Clayton Banks.

For income tax purposes, the merger with the Clayton Banks was treated as an asset purchase. As an asset purchase for income tax purposes, the value of assets and liabilities for the Clayton Banks are the same for both financial reporting and income tax purposes; therefore, no deferred taxes were recorded at the date of acquisition. Additionally, this treatment allows for the deductibility of the goodwill and core deposit intangible for income tax purposes over 15 years.

The Company accounted for the Clayton Banks transaction under the acquisition method under ASC Topic 805. Accordingly, the fair value of the assets acquired and liabilities assumed along with the resulting goodwill was recorded as of the date of the merger. The Company’s operating results for 2017 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks subsequent to the acquisition date.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2017, the Company has finalized its valuation of all assets acquired and liabilities assumed, resulting in no material changes to preliminary purchase accounting adjustments. The following tables present the final estimated fair value of net assets acquired as of the July 31, 2017 acquisition date and the consideration paid and an allocation of the purchase price to net assets acquired:

As of July 31, 2017
As Recorded by FB Financial Corporation
Assets
Cash and cash equivalents	$49,059
Investment securities	59,493
FHLB stock	3,409
Loans	1,059,728
Allowance for loan losses	-
Premises and equipment	18,866
Other real estate owned	6,888
Intangibles, net	12,334
Other assets	5,978
Total assets	$1,215,755
Liabilities
Interest-bearing deposits	$670,054
Non-interest bearing deposits	309,464
Borrowings	84,831
Accrued expenses and other liabilities	5,245
Total liabilities	$1,069,594
Net assets acquired (excluding goodwill recognized)	$146,161

Purchase price:
Equity consideration
Common stock issued	1,521,200
Price per share as of July 31, 2017	$34.37
Total equity consideration		$52,284
Cash consideration		184,200	(2)
Total consideration paid		$236,484
Allocation of consideration paid:
Fair value of net assets acquired including identifiable intangible assets		$146,161
Goodwill		90,323
Total consideration paid		$236,484
(1)	Amounts include certain reclassifications of opening balances to conform to the Company’s presentation.
(2)	Amount was deposited into an interest-bearing deposit account with the Bank in the name of the Seller as of July, 31, 2017.

The following table presents the fair value of acquired purchase credit impaired loans accounted for in accordance with ASC 310-30 from the Clayton Banks as of the July 31, 2017 acquisition date:

July 31, 2017
Contractually-required principal and interest	$115,448
Nonaccretable difference	(12,430)
Best estimate of contractual cash flows expected to be collected	103,018
Accretable yield	(18,868)
Fair value	$84,150

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the years ended December 31, 2017 and 2016 as though the merger had been completed as of January 1, 2016. The unaudited estimated pro forma information combines the historical results of the Clayton Banks with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments including loan discount accretion, amortization of core deposit and other intangibles, and amortization of the discount on time deposits for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016 and does not reflect any assumptions regarding cost-savings, revenue enhancements, provision for credit losses or asset dispositions. Actual revenues and earnings of the Clayton Banks since the merger date have not been disclosed as it is not practicable as the Clayton Banks were merged into the Company and separate financial information is not readily available.

	Year Ended December 31,
	2017	2016
Net interest income	$192,633	$171,383
Total revenues	$336,404	$322,045
Net income	$75,659	$64,608

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

The Company recorded a bargain purchase gain of $2,794 and a core deposit intangible asset of $4,931. The fair value of the core deposit intangible is being amortized on a straight-line basis over the estimated useful life, of approximately 10 years at the time of acquisition.

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

In connection with the transaction, the Company incurred $3,268 and $3,543 in merger and conversion expenses during the years ended December 31, 2016 and 2015, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The following tables present the final estimated fair value of net assets acquired as of the September 18, 2015 acquisition date and the consideration paid and an allocation of the purchase price to net assets acquired:

As of September 18, 2015
As Recorded by FB Financial Corporation
Assets
Cash and cash equivalents	$25,495
Investment securities	133,124
FHLB stock	1,154
Loans	78,565
Allowance for loan losses	-
Premises and equipment	15,343
Other real estate owned	5,002
Intangibles, net	4,931
Other assets	8,735
Total assets	$272,349
Liabilities
Interest-bearing deposits	$213,126
Non-interest bearing deposits	33,090
Borrowings	20,378
Accrued expenses and other liabilities	1,461
Total liabilities	$268,055
Net assets acquired (excluding goodwill recognized)	$4,294

Purchase price:
Cash Consideration paid	$1,500
Allocation of consideration paid:
Fair value of net assets acquired including identifiable intangible assets	4,294
Bargain purchase gain	$2,794	(1)

(1)	The bargain purchase gain resulting from the merger has been recognized in the Banking operating segment during the year ended December 31, 2015.

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the year ended December 31, 2015 as though the acquisition had been completed as of January 1, 2014. The unaudited estimated pro forma information combines the historical results of NWGB with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014 and does not include the effect of all cost-saving or revenue-enhancing strategies.

Year Ended December 31, 2015
Net interest income	$102,290
Total revenues	$191,002
Net income	$46,042

Note (3)—Cash and cash equivalents concentrations:

As of December 31, 2017 and 2016, the Bank and its subsidiaries had concentrations of credit risk with financial institutions in the form of correspondent bank accounts which are included in cash and cash equivalents and interest bearing deposits. Correspondent bank balances are maintained for check clearing and other services.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The Bank had amounts due from their correspondent institutions at December 31, 2017 and 2016, as follows:

Bank Name	2017	2016
First Tennessee Bank, N.A.	$2,477	$26,381
Federal Reserve Bank of Atlanta	22,103	61,623
JP Morgan Chase Bank, N.A.	3,138	2,272
Federal Home Loan Bank of Cincinnati	1,489	11,409
Fifth Third Bank	1,558	1,598
BBVA Compass	1,065	987
Zions Bank, N.A.	500	501
Servis First Bank	350	350
SunTrust Bank	230	232
PNC Bank, N.A.	211	213
First National Bankers Bank	200	200
US Bank, N.A.	98	—
Wells Fargo Bank, N.A.	88	—
Alostar Bank of Commerce	538	—
Synovus Bank	291	1,062
	$34,336	$106,828

Interest is earned on balances at the Federal Reserve Bank and at the Federal Home Loan Bank.

Note (4)—Investment securities:

The amortized cost of securities and their fair values at December 31, 2017 and 2016 are shown below:

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$999	$—	$(13)	$986
Mortgage-backed securities - residential	425,557	374	(7,150)	418,781
Municipals, tax exempt	107,127	2,692	(568)	109,251
Treasury securities	7,345	—	(93)	7,252
Total debt securities	541,028	3,066	(7,824)	536,270
Equity securities	7,870	1	(149)	7,722
Total securities available-for-sale	$548,898	$3,067	$(7,973)	$543,992

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Securities Available-for-Sale
Debt securities
U.S. government agency securities	$998	$—	$(13)	$985
Mortgage-backed securities - residential	450,874	939	(7,905)	443,908
Municipals, tax exempt	116,034	3,003	(2,114)	116,923
Treasury securities	11,809	—	(52)	11,757
Total debt securities	579,715	3,942	(10,084)	573,573
Equity securities	8,744	1	(135)	8,610
Total securities available-for-sale	$588,459	$3,943	$(10,219)	$582,183

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Securities pledged at December 31, 2017 and 2016 had a carrying amount of $337,604 and $390,814, respectively, and were pledged to secure Federal Home Loan Bank advances, a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2017 and 2016 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Year Ended December 31,
	2017		2016
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$905	$925	$9,290	$9,352
Due in one to five years	28,332	28,878	25,520	26,340
Due in five to ten years	19,218	19,588	31,122	32,248
Due in over ten years	67,016	68,098	62,909	61,725
	115,471	117,489	128,841	129,665
Mortgage-backed securities - residential	425,557	418,781	450,874	443,908
Total debt securities	$541,028	$536,270	$579,715	$573,573

Sales of available-for-sale securities were as follows:

	Year Ended December 31,
	2017	2016
Proceeds from sales	$94,743	$271,148
Gross realized gains	1,277	4,755
Gross realized losses	48	348
Other-than-temporary-impairment	945	—

The Company also recognized $1 on gains related to the early call of available for sale securities during the year ended December 31, 2017.

The following tables show gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$986	$13	$986	$13
Mortgage-backed securities - residential	107,611	980	290,258	6,170	397,869	7,150
Municipals, tax exempt	7,354	101	20,112	467	27,466	568
Treasury securities	7,252	93	—	—	7,252	$93
Total debt securities	122,217	1,174	311,356	6,650	433,573	7,824
Equity securities	—	—	3,050	149	3,050	149
	$122,217	$1,174	$314,406	$6,799	$436,623	$7,973

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

As of December 31, 2017 and 2016, the Company’s securities portfolio consisted of 294 and 329 securities, 124 and 151 of which were in an unrealized loss position, respectively.

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

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income. The Company evaluated the near-term prospects of the equity investments in relation to the severity and duration of the impairment. Based on that evaluation, the Company concluded that it was probable that there had been adverse cash flows for one of the equity investments held. Additionally, the Company does not intend to hold the security long-term and it is unlikely the fair value would be recovered. Credit impairment losses of $945 and $0 was recognized during the years ended December 31, 2017 and 2016, respectively. Changes in the amount of credit related losses recognized in earnings for which OTTI has been recognized are as follows:

Balance as of January 1, 2017	$—
Additions related to credit losses for which OTTI was not previously recognized	(945)
Reductions for securities sold during the period	—
Reductions for securities where there is an intent to sell or requirement to sell	—
Increases in credit loss for which OTTI was previously recognized	—
Reductions for increases in cash flows expected to be collected	—
Balance as of December 31, 2017	$(945)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (5)—Loans and allowance for loan losses:

Loans outstanding at December 31, 2017 and 2016, by major lending classification are as follows:

	December 31,
	2017	2016
Commercial and industrial	$715,075	$386,233
Construction	448,326	245,905
Residential real estate:
1-to-4 family mortgage	480,989	294,924
Residential line of credit	194,986	177,190
Multi-family mortgage	62,374	44,977
Commercial real estate:
Owner occupied	495,872	357,346
Non-owner occupied	551,588	267,902
Consumer and other	217,701	74,307
Gross loans	3,166,911	1,848,784
Less: Allowance for loan losses	(24,041)	(21,747)
Net loans	$3,142,870	$1,827,037

As of December 31, 2017 and 2016, $968,567 and $565,717, respectively, of 1-to-4 family and multifamily mortgage loans and loans held for sale were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of December 31, 2017 and 2016, $724,312 and $1,072,118, respectively, of commercial and industrial , construction, residential, real estate, commercial real estate, and consumer and other loans were pledged to the Federal Reserve under the Borrower-in-Custody program.

As of December 31, 2017 and 2016, the carrying value of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $88,835 and $16,058, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Year Ended
	December 31,
	2017	2016	2015
Balance at December 31, 2016	$(2,444)	$(1,637)	$—
Additions through the acquisition of the Clayton Banks	(18,868)	—	(1,991)
Principal reductions and other reclassifications from nonaccretable difference	(1,841)	(3,438)	(100)
Recoveries	(23)	—	—
Accretion	5,299	2,631	454
Other changes	195	—	—
Balance at December 31, 2017	$(17,682)	$(2,444)	$(1,637)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the years December 31, 2017, 2016 and 2015:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	(2,158)	1,138	41	(788)	(70)	483	(848)	1,252	(950)
Recoveries of loans previously charged-off	1,894	1,084	159	395	—	61	1,646	532	5,771
Loans charged off	(584)	(27)	(200)	(276)	—	(288)	—	(1,152)	(2,527)
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2016
Beginning balance - December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460
Provision for loan losses	212	(417)	(882)	(630)	193	(271)	(271)	587	(1,479)
Recoveries of loans previously charged-off	524	216	127	174	—	140	195	240	1,616
Loans charged off	(562)	(2)	(224)	(132)	—	(249)	(527)	(1,154)	(2,850)
Ending balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2015
Beginning balance - December 31, 2014	$6,600	$3,721	$6,364	$2,790	$184	$6,075	$2,641	$655	$29,030
Provision for loan losses	(624)	149	(1,521)	(645)	127	(1,366)	(307)	1,123	(3,064)
Recoveries of loans previously charged-off	112	1,354	161	286	—	35	342	548	2,838
Loans charged off	(953)	(81)	(828)	(230)	—	(1,062)	(54)	(1,136)	(4,344)
Ending balance - December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment and loans collectively evaluated for impairment as of December 31, 2017, 2016 and 2015:

							December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$20	$—	$18	$—	$—	$120	$33	$—	$191
Collectively evaluated for impairment	4,441	7,135	3,179	944	434	3,438	2,784	1,495	23,850
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

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

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment and loans collectively evaluated for impairment as of December 31, 2017, 2016 and 2015:

							December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,579	$1,289	$1,262	$-	$978	$2,520	$1,720	$25	$9,373
Collectively evaluated for impairment	711,352	439,309	456,229	194,986	61,376	481,390	531,704	192,357	3,068,703
Acquired with deteriorated credit quality	2,144	7,728	23,498	—	20	11,962	18,164	25,319	88,835
Ending balance - December 31, 2017	$715,075	$448,326	$480,989	$194,986	$62,374	$495,872	$551,588	$217,701	$3,166,911

							December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,476	$2,686	$2,471	$311	$1,027	$2,752	$2,201	$27	$12,951
Collectively evaluated for impairment	384,279	238,900	290,346	176,879	43,922	350,812	260,361	74,276	1,819,775
Acquired with deteriorated credit quality	478	4,319	2,107	—	28	3,782	5,340	4	16,058
Ending balance - December 31, 2016	$386,233	$245,905	$294,924	$177,190	$44,977	$357,346	$267,902	$74,307	$1,848,784

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

Substandard.    Loans rated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, in any. Loans so rated have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Also included in this category are loans considered doubtful, which have all the weaknesses previously described and management believes those weaknesses may make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be pass rated loans.

The following table shows credit quality indicators by portfolio class at December 31, 2017 and 2016:

December 31, 2017	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076

Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2016	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$351,046	$31,074	$3,635	$385,755
Construction	236,588	4,612	386	241,586
Residential real estate:
1-to-4 family mortgage	277,948	6,945	7,924	292,817
Residential line of credit	173,011	1,875	2,304	177,190
Multi-family mortgage	43,770	152	1,027	44,949
Commercial real estate:
Owner occupied	338,698	10,459	4,407	353,564
Non-owner occupied	249,877	10,273	2,412	262,562
Consumer and other	73,454	417	432	74,303
Total loans, excluding purchased credit impaired loans	$1,744,392	$65,807	$22,527	$1,832,726

Purchased credit impaired loans
Commercial and industrial	$—	$—	$478	$478
Construction	—	—	4,319	4,319
Residential real estate:
1-to-4 family mortgage	—	—	2,107	2,107
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	28	28
Commercial real estate:
Owner occupied	—	—	3,782	3,782
Non-owner occupied	—	—	5,340	5,340
Consumer and other	—	—	4	4
Total purchased credit impaired loans	$—	$—	$16,058	$16,058
Total loans	$1,744,392	$65,807	$38,585	$1,848,784

Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at December 31, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $5,299, $2,631 and $454 was recognized on purchased credit impaired loans during the years ended December 31, 2017, 2016 and 2015, respectively. This includes both the contractual interest income and the purchase accounting contribution through accretion of the liquidity discount and credit mark for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $5,419, 3,538 and $493 for the years ended December 31, 2017, 2016 and 2015, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at December 31, 2017 and 2016:

December 31, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$5,859	$90	$533	$706,449	$2,144	$715,075
Construction	1,412	241	300	438,645	7,728	448,326
Residential real estate:
1-to-4 family mortgage	4,678	956	2,548	449,309	23,498	480,989
Residential line of credit	527	134	699	193,626	—	194,986
Multi-family mortgage	—	—	—	62,354	20	62,374
Commercial real estate:
Owner occupied	521	358	2,582	480,449	11,962	495,872
Non-owner occupied	121	—	1,371	531,932	18,164	551,588
Consumer and other	1,945	217	68	190,152	25,319	217,701
Total	$15,063	$1,996	$8,101	$3,052,916	$88,835	$3,166,911

December 31, 2016	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$262	$127	$1,297	$384,069	$478	$386,233
Construction	441	17	254	240,874	4,319	245,905
Residential real estate:
1-to-4 family mortgage	3,130	697	2,289	286,701	2,107	294,924
Residential line of credit	1,139	433	601	175,017	—	177,190
Multi-family mortgage	—	—	—	44,949	28	44,977
Commercial real estate:
Owner occupied	186	—	2,007	351,371	3,782	357,346
Non-owner occupied	158	—	2,251	260,153	5,340	267,902
Consumer and other	433	55	30	73,785	4	74,307
Total	$5,749	$1,329	$8,729	$1,816,919	$16,058	$1,848,784

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at December 31, 2017 and 2016, segregated by class, were as follows:

December 31, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$53	$53	$20
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	194	495	18
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	844	1,123	120
Non-owner occupied	144	150	33
Total	$1,235	$1,821	$191
With no related allowance recorded
Commercial and industrial	$1,526	$1,570	$—
Construction	1,289	1,313	—
Residential real estate:
1-to-4 family mortgage	1,068	1,072	—
Residential line of credit	—	—	—
Multi-family mortgage	978	978	—
Commercial real estate:
Owner occupied	1,676	2,168	—
Non-owner occupied	1,576	2,325	—
Consumer and other	25	25	—
Total	$8,138	$9,451	$—
Total impaired loans	$9,373	$11,272	$191

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2016	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$854	$854	$135
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	103	369	23
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	635	654	113
Non-owner occupied	1,151	1,678	242
Consumer and other	1	1	—
Total	$2,744	$3,556	$513
With no related allowance recorded:
Commercial and industrial	$622	$746	$—
Construction	2,686	2,694	—
Residential real estate:
1-to-4 family mortgage	2,368	2,370	—
Residential line of credit	311	321	—
Multi-family mortgage	1,027	1,027	—
Commercial real estate:
Owner occupied	2,117	3,205	—
Non-owner occupied	1,050	1,781	—
Consumer and other	26	26	—
Total	$10,207	$12,170	$—
Total impaired loans	$12,951	$15,726	$513

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

	December 31,
	2017		2016		2015
	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$454	$2	$994	$17	$1,269	$22
Construction	—	—	154	—	517	3
Residential real estate:
1-to-4 family mortgage	149	9	1,750	1	2,345	199
Residential line of credit	—	—	—	—	—	—
Multi-family mortgage	—	—	—	—	468	—
Commercial real estate:
Owner occupied	740	48	1,756	25	1,938	95
Non-owner occupied	648	5	1,777	—	3,039	—
Consumer and other	1	—	1	—	—	—
Total	$1,992	$64	$6,432	$43	$9,576	$319
With no related allowance recorded
Commercial and industrial	$1,074	$38	$494	$20	$660	$—
Construction	1,988	46	2,622	132	4,337	127
Residential real estate:
1-to-4 family mortgage	1,718	63	1,329	137	2,815	7
Residential line of credit	156	—	156	10	—	—
Multi-family mortgage	1,003	46	1,051	37	652	25
Commercial real estate:
Owner occupied	1,897	122	1,120	119	788	—
Non-owner occupied	1,313	19	1,050	—	855	—
Consumer and other	26	1	13	—	—	—
Total	$9,173	$335	$7,835	$455	$10,107	$159
Total impaired loans	$11,164	$399	$14,267	$498	$19,683	$478

As of December 31, 2017 and 2016, the Company has a recorded investment in troubled debt restructurings of $8,604 and $8,802, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $172 and $402 of specific reserves for those loans at December 31, 2017 and 2016, respectively, and has committed to lend additional amounts totaling up to $2 and $1, respectively to these customers. Of these loans, $3,205 and $4,265 were classified as non-accrual loans as of December 31, 2017 and 2016.

The following table presents the financial effect of TDRs recorded during the periods indicated:

Year Ended December 31, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$627	$627	$—
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	68
Residential real estate:
1-to-4 family mortgage	1	143	143	8
Consumer and other	1	25	25	—
Total	7	$1,883	$1,883	$76

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial real estate:
Owner occupied	1	$118	$118	$—
Residential real estate:
1-4 family mortgage	5	1,819	1,819	—
Consumer and other	3	29	29	—
Total	9	$1,966	$1,966	$—

Year ended December 31, 2015	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	6	$2,301	$2,301	$86
Commercial real estate:
Owner occupied	4	786	786	—
Non-owner occupied	1	133	133	1
Residential real estate:
1-4 family mortgage	5	326	326	45
Total	16	$3,546	$3,546	$132

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2017 or 2016. The following presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2015:

	Defaulted	Charge-offs and specific reserves
Residential real estate:
1-to-4 family mortgage	$145	$45
Total	$145	$45

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the years ended December 31, 2017, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (6)—Premises and equipment:

Premises and equipment and related accumulated depreciation as of December 31, 2017 and 2016, are as follows:

	2017	2016
Land	$22,108	$18,698
Premises	57,719	44,301
Furniture and fixtures	22,292	21,700
Leasehold improvements	10,740	10,515
Equipment	12,525	11,583
Construction in process	1,496	867
	126,880	107,664
Less: accumulated depreciation	(45,303)	(41,013)
Total Premises and Equipment	$81,577	$66,651

Depreciation expense was $4,316, $3,995 and $3,283 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note (7)—Other real estate owned:

Other real estate owned (“OREO”) includes property acquired through foreclosure proceedings in addition to excess land and facilities held for sale. OREO is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015
Balance at beginning of period	$7,403	$11,641	$7,259
Transfers from loans	3,605	2,724	4,085
Transfers from premises and equipment	3,466	—
Capital improvements	—	—	171
Acquired through merger or acquisition	6,888	—	5,002
Properties sold	(5,438)	(6,696)	(3,774)
Gain on sale of other real estate owned	1,080	1,670	187
Transferred to loans	(256)	(1,548)	(785)
Write-downs and partial liquidations	(306)	(388)	(504)
Balance at end of period	$16,442	$7,403	$11,641

Foreclosed residential real estate properties included in the table above totaled $3,631 and $2,143 as of December 31, 2017 and 2016, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $19 and $96 at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company acquired $6,888 in other real estate owned through the merger with the Clayton Banks, including $4,147 in excess land and facilities held for sale. During the fourth quarter of 2017, the Company consolidated an additional five branch locations and transferred an additional $3,466 of excess land and facilities into other real estate owned as held for sale.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (8)—Goodwill and intangible assets:

The following table summarizes changes in goodwill during the year ended December 31, 2017. There was no such activity during the year ended December 31, 2016.

Goodwill
Balance at December 31, 2016	$46,867
Addition from merger with Clayton Banks (see Note 2)	90,323
Balance at December 31, 2017	$137,190

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and is written down to its implied fair value. Subsequent increases in goodwill values are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the year ended December 31, 2017 or the year ended December 31, 2016.

On July 31, 2017, the Company recorded $9,060 of core deposit intangibles resulting from the merger with the Clayton Banks, which is being amortized over a weighted average life of approximately 3 years.  Additionally, the Company recognized identifiable intangible assets related to favorable lease terms of $587, customer base trust intangible of $1,600, and manufactured housing servicing intangible of $1,088 as a result of the Clayton Banks acquisition.  The following intangibles are being amortized over estimated lives of 6.5 years, 10 years, and 5 years respectively.

Core deposit and other intangibles are as follows as of the indicated dates:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2017
Core deposit intangible	$38,915	$(27,121)	$11,794
Leasehold intangible	587	(38)	549
Customer base trust intangible	1,600	(67)	1,533
Manufactured housing servicing intangible	1,088	(62)	1,026
Total core deposit and other intangibles	$42,190	$(27,288)	$14,902

December 31, 2016
Core deposit intangible	$29,855	$(25,292)	$4,563

December 31, 2015
Core deposit intangible	$29,855	$(23,160)	$6,695

The estimated aggregate amortization expense of core deposit and other intangibles for each of the next five years and thereafter is as follows:

December 31, 2018	$3,275
December 31, 2019	2,866
December 31, 2020	2,476
December 31, 2021	2,090
December 31, 2022	1,609
Thereafter	2,586
$14,902

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (9)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Carrying value prior to policy change	$32,070	$29,711	$6,032
Fair value impact of change in accounting policy (See Note 1)	1,011	—	—
Carrying value at beginning of period	33,081	29,711	6,032
Capitalization	58,984	46,070	26,474
Amortization	—	(8,321)	(2,601)
Sales	(11,686)	(34,118)	—
(Loss) gain on sale	(249)	3,406	—
Impairment	—	(4,678)	(194)
Change in fair value:
Due to pay-offs/pay-downs	(3,104)	—	—
Due to change in valuation inputs or assumptions	(919)	—	—
Carrying value at December 31	$76,107	$32,070	$29,711

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31,
	2017	2016	2015
Servicing income:
Servicing income	$13,168	$12,063	$3,614
Change in fair value of mortgage servicing rights	(4,023)	—
Change in fair value of derivative hedging instruments	599	—	—
Total servicing income	9,744	12,063	3,614
Servicing expenses:
Servicing asset amortization	—	8,321	2,601
Servicing asset impairment	—	4,678	194
Loss on sale of mortgage servicing rights and related hedges and transaction costs on sale	249	4,447	—
Other servicing expenses	4,896	2,325	633
Total servicing expenses	5,145	19,771	3,428
Net servicing income (loss)	$4,599	$(7,708)	$186

Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Unpaid principal balance	$6,529,431	$2,833,958
Weighted-average prepayment speed (CPR)	8.90%	8.40%
Estimated impact on fair value of a 10% increase	(3,026)	(1,256)
Estimated impact on fair value of a 20% increase	(5,855)	(2,434)
Discount rate	9.75%	9.54%
Estimated impact on fair value of a 100 bp increase	(3,052)	(1,394)
Estimated impact on fair value of a 200 bp increase	(5,867)	(2,679)
Weighted-average coupon interest rate	3.94%	3.59%
Weighted-average servicing fee (basis points)	28	27
Weighted-average remaining maturity (in months)	335	328

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the years ended December 31, 2017 and 2016, the Company sold $11,686 and $34,118 of mortgage servicing rights on $1,086,465 and $3,370,395 of serviced mortgage loans, respectively. As of December 31, 2017 and 2016, there were $0 and $3,332,903, respectively, of loans being serviced that related to bulk sale of mortgage servicing rights.

During the second quarter of 2017, the Company began hedging the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. As of December 31, 2017, the MSR asset was fully hedged with respect to changes in the underlying interest rates (see Note 18).

Note (10)—Other assets and other liabilities:

Included in other assets are:

	As of December 31,
Other assets	2017	2016
Cash surrender value on bank owned life insurance	$10,873	$10,556
Prepaid expenses	2,477	2,245
Software	1,962	2,296
Mortgage lending receivable	3,176	24
Derivatives	9,690	19,745
Other assets	16,038	16,488
Total other assets	$44,216	$51,354

Included in other liabilities are:

	As of December 31,
Other liabilities	2017	2016
Deferred compensation	$5,301	$6,710
Accrued payroll	11,018	5,987
Mortgage servicing escrows	3,341	1,079
Mortgage buyback reserve	3,386	2,659
Accrued interest	1,504	632
Derivatives	1,699	586
Deferred tax liability (See Note 15)	11,858	4,180
Right to repurchase GNMA loans serviced (See Note 1)	43,035	—
Other liabilities	37,852	36,535
Total other liabilities	$118,994	$58,368

Note (11)—Deposits:

The aggregate amount of time deposits with a minimum denomination greater than $250 was $176,837 and $60,124 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2018	$432,030
December 31, 2019	139,398
December 31, 2020	56,719
December 31, 2021	32,893
December 31, 2022	24,075
Thereafter	3,214
Total	$688,329

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (12)—Securities sold under agreements to repurchase:

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $14,293 and $21,561 at December 31, 2017 and 2016, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature daily. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2017	2016
Balance at year end	$14,293	$21,561
Average daily balance during the year	16,326	60,331
Average interest rate during the year	0.17%	0.11%
Maximum month-end balance during the year	19,432	115,005
Weighted average interest rate at year-end	0.16%	0.17%

Note (13)—Short-term borrowings:

The Bank currently has available from correspondent banks borrowings capacity in the form of federal fund purchases. The line with First Tennessee Bank, N.A. is for $30,000 as of December 31, 2017 and 2016 and the line with BBVA Compass Bank is for $10,000 as of December 31, 2017 and 2016. Each of these lines may be drawn for fourteen consecutive days. As of December 31, 2017 and 2016 there were no borrowings against these lines.

The line with SunTrust Bank is for $15,000 and may be drawn for seven consecutive days before collateral is required. Borrowings that exceed seven days must be secured by a marketable security with a current value of at least 125% of the outstanding balance. As of December 31, 2017 and 2016, there were no borrowings against this line.

The line with First National Banker’s Bank is for $10,000 and may be drawn for thirty days before collateral is required. The line with Zions Bank is for $25,000. The line with PNC Bank is for $20,000. The line with ServisFirst Bank is for $15,000. As of December 31, 2017 and 2016, there were no borrowings against these lines.

The line with Federal Home Loan Bank is for $300,000 as of December 31, 2017 and 2016, respectively, and is secured by qualifying mortgage loans and investment securities. At December 31, 2017 and 2016, the Company had pledged investments securities of $0 and $60,371 and loans of $968,567 and $565,718, securing borrowings against this line of $190,000 and $150,000 as of December 31, 2017 and 2016, respectively.

The Company maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2017 and 2016.  As of December 31, 2017 and 2016, $737,856 and $1,072,118 of qualifying loans and $13,544 and $0 of investment securities were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $529,547 and $765,107.

Note (14)—Long-term debt:

As of December 31, 2015 the Company had three subordinated notes payable with the shareholder of the Company for $775, $3,300 and $6,000. On September 21, 2016 these notes were paid off in full with proceeds from the initial public offering.

The Bank had a total borrowing capacity of $671,461 and $476,562 at the Federal Home Loan Bank of Cincinnati at December 31, 2017 and 2016, respectively. The terms of the borrowings were subject to market rates at the time of the advances and contain maturities of one to twelve years. Advances from this line are secured by qualifying loans of $968,567 and $565,718 and investment securities of $0 and $60,371 at December 31, 2017 and 2016, respectively.

The Bank had $112,372 of fixed rate borrowings with the FHLB at a weighted average rate of 1.45% outstanding at December 31, 2017. At December 31, 2016 the Bank had $13,962 of fixed rate borrowings at a weighted average rate of 3.02% outstanding. This includes $100,000 borrowed in the third quarter of 2017 as part of the funding strategy of the merger with the Clayton Banks. The advances mature and reprice every 90 days. The Company also entered into three corresponding interest rate swaps to hedge.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

In 2003, two separate trusts formed by the Company issued $9,000 of floating rate trust preferred securities (“Trust I”) and $21,000 of floating rate trust preferred securities (“Trust II”), respectively, as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts. Trust I pays interest quarterly based upon the 3-month LIBOR plus 3.25%. Trust II pays interest quarterly based upon the 3-month LIBOR plus 3.15%. Rates for the two issues at December 31, 2017, were 4.59% and 4.82%, respectively.  Rates for the two issues at December 31, 2016, were 4.25% and 4.15%, respectively. The Company may redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price. The Company may redeem the second junior subordinated debentures listed, in whole or in part, any time after June 26, 2008, on any distribution payment date, at the redemption price. The junior subordinated debentures must be redeemed no later than 2033. During the year ended December 31, 2017, the Company began hedging interest rate exposure related to the subordinated debentures through interest rate swaps designated as cash flow hedges (see Note 18).

Maturities of long-term debt as of December 31, 2017 are as follows:

	FHLB		Junior Subordinated debt	Total
Due on or before:
December 31, 2018	$109,712	(1)	$—	$109,712	(1)
December 31, 2019	224		—	224
December 31, 2020	131		—	131
December 31, 2021	418		—	418
December 31, 2022	890		—	890
Due thereafter	997		30,930	31,927
Total	$112,372		$30,930	$143,302
(1)

Includes $100,000 of advances with 90 day fixed rate repricing terms that are being hedged with interest rate swaps maturing in 2020, 2021, and 2022 in increments of $30,000, $35,000 and $35,000, respectively. As such, these advances are classified as long-term debt on the consolidated balance sheets.

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

Allocation of federal and state income taxes between current and deferred portions is as follows:

	December 31,
	2017	2016	2015
Current	$14,629	$12,476	$1,321
Deferred	6,458	9,257	1,647
Total	$21,087	$21,733	$2,968

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	December 31,
	2017	2016	2015
Federal taxes calculated at statutory rate	$25,720	$5,061	$—
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,053	3,664	2,956
Revaluation of net deferred tax liability as a result of the Tax Cuts and Jobs Act	(5,894)	—	—
Conversion as of September 16, 2016 to C Corporation	—	13,181	—
Benefit of equity based compensation	(310)	(786)	—
Permanent items	(1,402)	(633)	12
Other	(80)	1,246	—
Income tax expense, as reported	$21,087	$21,733	$2,968

The components of the net deferred tax liability at December 31, 2017 and 2016, are as follows:

	For the year ended
	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$6,264	$8,516
Amortization of core deposit intangible	759	996
Compensation related	6,158	7,552
Unrealized loss on securities	988	2,462
Other	3,599	2,430
Subtotal	17,768	21,956
Deferred tax liabilities:
FHLB stock dividends	(550)	(827)
Depreciation	(4,115)	(6,548)
Mortgage servicing rights	(19,830)	(12,558)
Other	(5,131)	(6,203)
Subtotal	(29,626)	(26,136)
Net deferred tax liability	$(11,858)	$(4,180)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, among other things permanently reduced the corporate tax rate from 35 percent to 21 percent, effective for tax years beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax liabilities was $5,894, which was included in “income taxes” in the Consolidated Statements of Income. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2017.

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

Note (16)—Dividend restrictions:

Due to regulations of the Tennessee Department of Financial Institutions (“TDFI”), the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $105,453 and $66,180 was available for payment of dividends without such prior approval at December 31, 2017 and 2016, respectively. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

For the years ended December 31, 2017, 2016 and 2015 the Bank declared dividends to the Company in the amounts of $0, $69,300 and $23,600, respectively, which was then paid to the Company’s shareholder.

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

	Year Ended
	December 31,
	2017	2016
Commitments to extend credit, excluding interest rate lock commitments	$977,276	$579,879
Letters of credit	22,882	22,547
Balance at end of period	$1,000,158	$602,426

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present:

2018	$3,533
2019	2,806
2020	2,318
2021	2,074
2022	1,623
Thereafter	5,350
Total	$17,704

Rent expense for the years ended December 31, 2017, 2016 and 2015, was $4,245, $3,904 and $3,750, respectively.

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $4,704 and $8,326 and $2,453 for the years ended December 31, 2017, 2016 and 2015, respectively. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	For the year ended
	December 31,
	2017	2016	2015
Balance at beginning of period	$2,659	$2,156	$828
Provision for loan repurchases or indemnifications	810	512	1,375
Recoveries on previous losses	—	9	—
Losses on loans repurchased or indemnified	(83)	(18)	(47)
Balance at end of period	$3,386	$2,659	$2,156

Note (18)—Derivatives:

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for a mortgage loan are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets.  The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

In June of 2017, the Company entered into two interest rate swap agreements with notional amounts totaling $30,000 to hedge interest rate exposure on outstanding subordinate debentures included in long-term debt totaling $30,930. See Note 14 “Long term debt” in the notes to the consolidated financial statements for additional details regarding subordinated debentures. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of December 31, 2017, the fair value of these contracts was $305.

In July of 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps are designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of short-term FHLB borrowings obtained to fund the Clayton Banks merger. Under these contracts, the Company receives a variable rate of interest and pays a fixed rate of interest. As of December 31, 2017, the fair value of these contracts was $1,127 included in those designated as hedging below.

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

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	December 31, 2017
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$146,754	$1,146	$1,146
Forward commitments	870,574	—	553
Interest rate-lock commitments	504,156	6,768	—
Futures contracts	283,000	315	—
Option contracts	6,000	29	—
Total	$1,810,484	$8,258	$1,699

	December 31, 2016
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$22,243	$586	$586
Forward commitments	829,000	12,731	—
Interest rate-lock commitments	532,920	6,428	—
Futures contracts	—	—	—
Total	$1,384,163	$19,745	$586

	December 31, 2017
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$130,000	$1,432	$—
Total	$130,000	$1,432	$—

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2017	2016	2015
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$340	$835	$2,073
Forward commitments	(11,987)	10,497	(3,600)
Futures contracts	315	—	—
Option contracts	22	—	—
Total	$(11,310)	$11,332	$(1,527)

	Year Ended December 31,
	2017	2016	2015
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on long-term debt	$168	$—	$—
Included in loss on sale of mortgage servicing rights	—	(5,569)	—
Total	$168	$(5,569)	$—

The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Designated as hedging:
Amount of gain recognized in other comprehensive income, net of tax	$685	$—	$—

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

Other real estate owned—Other real estate owned is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.

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

Accrued interest payable and receivable – The carrying amounts of accrued interest approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value
December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,751	$119,751	$—	$—	$119,751
Available-for-sale securities	543,992	—	540,388	3,604	543,992
Federal Home Loan Bank Stock	11,412	—	—	11,412	11,412
Loans, net	3,142,870	—	3,064,373	77,027	3,141,400
Loans held for sale	526,185	—	526,185	—	526,185
Interest receivable	13,069	—	13,069	—	13,069
Mortgage servicing rights	76,107	—	—	76,107	76,107
Derivatives	9,690	—	9,690	—	9,690
Financial liabilities:
Deposits:
Without stated maturities	$2,976,066	$2,976,066	$—	$—	$2,976,066
With stated maturities	688,329	—	682,403	—	682,403
Securities sold under agreement to repurchase	14,293	14,293	—	—	14,293
Short term borrowings	190,000	190,000	—	—	190,000
Interest payable	1,504	575	929	—	1,504
Long-term debt	143,302	—	149,135	—	149,135
Derivatives	1,699	—	1,699	—	1,699

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

		Fair Value
December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,327	$136,327	$—	$—	$136,327
Available-for-sale securities	582,183	—	577,634	4,549	582,183
Federal Home Loan Bank Stock	7,743	—	—	7,743	7,743
Loans, net	1,827,037	—	1,822,054	1,281	1,823,335
Loans held for sale	507,442	—	507,442	—	507,442
Interest receivable	7,241	—	7,241	—	7,241
Mortgage servicing rights, net	32,070	—	—	33,081	33,081
Derivatives	19,745	—	19,745	—	19,745
Financial liabilities:
Deposits:
Without stated maturities	$2,280,531	$2,280,531	$—	$—	$2,280,531
With stated maturities	391,031	—	390,484	—	390,484
Securities sold under agreement to repurchase	21,561	21,561	—	—	21,561
Short term borrowings	150,000	150,000	—	—	150,000
Interest payable	632	249	383	—	632
Long-term debt	44,892	—	47,377	—	47,377
Derivatives	586	—	586	—	586

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2017 are presented in the following table:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$986	$—	$986
Mortgage-backed securities	—	418,781	—	418,781
Municipals, tax-exempt	—	109,251	—	109,251
Treasury securities	—	7,252	—	7,252
Equity securities	—	4,118	3,604	7,722
Total	$—	$540,388	$3,604	$543,992
Loans held for sale	—	526,185	—	526,185
Mortgage servicing rights	—	—	76,107	76,107
Derivatives	—	9,690	—	9,690
Financial Liabilities:
Derivatives	$—	$1,699	$—	$1,699

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2017 are presented in the following table:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$13,174	$13,174
Impaired loans:
Commercial and industrial	—	—	1,971	1,971
Construction			4,211	4,211
Residential real estate:
1-4 family mortgage	—	—	21,902	21,902
Commercial real estate:	—	—
Owner occupied			10,030	10,030
Non-owner occupied	—	—	13,593	13,593
Consumer and other	—	—	25,320	25,320
Total	$—	$—	$77,027	$77,027

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2016 are presented in the following table:

At December 31, 2016	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$985	$—	$985
Mortgage-backed securities	—	443,908	—	443,908
Municipals, tax-exempt	—	116,923	—	116,923
Treasury securities	—	11,757	—	11,757
Equity securities	—	4,061	4,549	8,610
Total	$—	$577,634	$4,549	$582,183
Loans held for sale	—	507,442	—	507,442
Derivatives	—	19,745	—	19,745
Financial Liabilities:
Derivatives	$—	$586	$—	$586

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2016 are presented in the following table:

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

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the year ended December 31, 2017 and 2016:

	Available-for-sale securities
	Year Ended December 31,
	2017	2016
Balance at beginning of period	$4,549	$4,856
Realized gains included in net income	—	—
Unrealized gains included in other comprehensive income	—	—
Impairment of equity securities	(945)	—
Purchases	—	—
Capital distribution	—	(307)
Balance at end of period	$3,604	$4,549

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

The following table presents information as of December 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$77,027	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$13,174	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

The following table presents information as of December 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$1,281	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$2,315	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%
Mortgage servicing rights, net	$33,081	Discounted cash flows	See Note 9	See Note 9

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

Net (losses) gains of $9,111 and $(2,289) resulting from fair value changes of the mortgage loans were recorded in income during the year ended December 31, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $43,035 at December 31, 2017 and are included in loans held for sale on the accompanying Consolidated Balance Sheets. Amounts related to previous periods were not deemed significant.

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

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of December 31, 2017 and 2016:

December 31, 2017	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$482,089	$467,039	$15,050
Past due loans of 90 days or more	320	320	—
Nonaccrual loans	741	741	—

December 31, 2016
Mortgage loans held for sale measured at fair value	$507,442	$501,503	$5,939
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (20)—Parent company only financial statements:

	As of December 31,
Balance sheet	2017	2016
Assets
Cash and cash equivalents(1)	$25,789	$30,993
Investments	1,129	2,074
Investments in Bank subsidiary(1)	595,625	325,574
Other assets	5,411	2,972
Goodwill	29	29
Total assets	$627,983	$361,642
Liabilities and shareholders' equity
Liabilities
Long-term debt	$30,930	$30,930
Accrued expenses and other liabilities	324	214
Total liabilities	$31,254	$31,144
Shareholders' equity
Common stock	$30,536	$24,108
Additional paid-in capital	418,596	213,480
Retained earnings	147,449	93,784
Accumulated other comprehensive (loss) income	148	(874)
Total shareholders' equity	$596,729	$330,498
Total liabilities and shareholders' equity	$627,983	$361,642
(1)	Eliminates in Consolidation

	For the years ended December 31,
Income Statements	2017	2016	2015
Income
Other interest income	$41	$33	$33
Interest income from Bank subsidiary (1)	—	95	121
Gain (loss) on investments	(945)	417	—
Dividend income from Bank subsidiary (1)	—	14,875	25,105
Earnings from Bank subsidiary (1)	54,713	26,859	23,879
Total income	$53,809	$42,279	$49,138
Expenses
Interest expense	$1,491	$1,393	$1,298
Salaries, legal and professional fees	893	315	3
Other noninterest expense	296	168	59
Federal and state income tax benefit	(1,269)	(188)	(78)
Total expenses	$1,411	$1,688	$1,282
Net income	$52,398	$40,591	$47,856

(1)	Eliminates in Consolidation

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

	For the years ended December 31,
Statement of Cash Flows	2017	2016	2015
Operating Activities
Net income	$52,398	$40,591	$47,856
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(54,713)	(26,859)	(23,879)
Loss (gain) on investments	945	(417)	—
Stock-based compensation expense	—	4,693	—
(Increase) decrease in other assets	(2,439)	(427)	1,292
Increase (decrease) in other liabilities	(551)	(5,251)	23
Other, net	-	7	(1)
Net cash provided by operating activities	$(4,360)	$12,337	$25,291
Investing Activities
Other investments	$—	$724	$761
Net cash provided by investing activities	$—	$724	$761
Financing Activities
Equity contribution to Bank	$(154,200)	$(20,000)	$—
Payment of dividends	—	(69,300)	(25,350)
Payment of subordinated debt	—	(10,075)	—
Net proceeds from sale of common stock	153,356	116,054	—
Net cash (used in) provided by financing activities	$(844)	$16,679	$(25,350)
Net (decrease) increase in cash and cash equivalents	(5,204)	29,740	702
Cash and Cash Equivalents at beginning of year	30,993	1,253	551
Cash and Cash Equivalents at end of year	$25,789	$30,993	$1,253
Supplemental noncash disclosures:
Conversion of cash-settled to stock-settled compensation	$—	$5,388	$—
Forgiveness of intercompany debt	$—	$6,024	$—

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

The following tables provides segment financial information for the years ended December 31, 2017, 2016 and 2015 follows:

Year Ended December 31, 2017	Banking	Mortgage	Consolidated
Net interest income	$153,018	$253	$153,271
Provision for loan loss	(950)	—	(950)
Mortgage banking income	26,737	93,620	120,357
Change in fair value of mortgage servicing rights(1)	—	(3,424)	(3,424)
Other noninterest income	24,648	—	24,648
Depreciation	3,801	515	4,316
Amortization of intangibles	1,995	—	1,995
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	21,714	76,582	98,296
Other noninterest expense(2)	117,461	—	117,461
Income before income taxes	60,382	13,103	73,485
Income tax expense			21,087
Net income			52,398
Total assets	$4,130,349	$597,364	$4,727,713
Goodwill	137,090	100	137,190
(1) Included in mortgage banking income.
(2) Included $19,034 in merger and conversion expenses related to the merger with the Clayton Banks.

Year Ended December 31, 2016	Banking	Mortgage	Consolidated
Net interest income	$112,365	$(1,415)	$110,950
Provision for loan loss	(1,479)	—	(1,479)
Mortgage banking income	25,542	92,209	117,751
Other noninterest income	26,934	—	26,934
Depreciation and amortization	3,506	489	3,995
Amortization of intangibles	2,132	—	2,132
Amortization and impairment of mortgage servicing rights	—	12,999	12,999
Loss on sale of mortgage servicing rights	—	4,447	4,447
Other noninterest mortgage banking expense	16,095	66,256	82,351
Other noninterest expense(1)	88,866	—	88,866
Income before income taxes	55,721	6,603	62,324
Income tax expense			21,733
Net income			40,591
Total assets	$2,752,773	$524,108	$3,276,881
Goodwill	46,767	100	46,867

(1)	Included $3,268 in merger and conversion expenses related to the acquisition of NWGB.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2015	Banking	Mortgage	Consolidated
Net interest income	$92,366	$1,506	$93,872
Provision for loan loss	(3,070)	6	(3,064)
Mortgage banking income	18,718	51,472	70,190
Other noninterest income	22,190	—	22,190
Depreciation and amortization	2,933	350	3,283
Amortization of intangibles	1,731	—	1,731
Amortization and impairment of mortgage servicing rights	—	2,795	2,795
Other noninterest mortgage banking expense	13,189	42,949	56,138
Other noninterest expense(1)	74,545	—	74,545
Income before income taxes	43,946	6,878	50,824
Income tax expense			2,968
Net income			47,856
Total assets	$2,570,071	$329,349	$2,899,420
Goodwill	46,804	100	46,904
(1)	Included $3,543 in merger and conversion expenses related to the acquisition of NWGB.

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit had a prime interest rate of 4.50%, 3.75% and 3.50% as of December 31, 2017, 2016 and 2015, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $16,932, $12,636 and $8,688 for the December 31, 2017, 2016 and 2015, respectively.

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

For December 31, 2017 and 2016 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2017 and 2016, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of December 31, 2017, the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
FB Financial Corporation	$496,422	12.01%	$330,672	8.0%	$382,340	9.25%	N/A	N/A
FirstBank	466,102	11.30%	329,984	8.0%	381,544	9.25%	$412,480	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$472,381	11.43%	$247,969	6.0%	$299,629	7.25%	N/A	N/A
FirstBank	442,061	10.72%	247,422	6.0%	298,968	7.25%	$247,422	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.46%	$180,643	4.0%	N/A	N/A	N/A	N/A
FirstBank	442,061	9.77%	180,987	4.0%	N/A	N/A	$226,234	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$442,381	10.71%	$185,874	4.5%	$237,506	5.75%	N/A	N/A
FirstBank	442,061	10.72%	185,567	4.5%	237,113	5.75%	$268,041	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
FB Financial Corporation	$338,893	13.03%	$208,069	8.0%	$224,325	8.63%	N/A	N/A
FirstBank	304,018	11.72%	207,521	8.0%	223,733	8.63%	$259,401	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$317,146	12.19%	$156,101	6.0%	$172,362	6.63%	N/A	N/A
FirstBank	282,271	10.88%	155,664	6.0%	171,879	6.63%	$155,664	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$317,146	10.05%	$126,227	4.0%	N/A	N/A	N/A	N/A
FirstBank	282,271	8.95%	126,155	4.0%	N/A	N/A	$157,693	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$287,146	11.04%	$117,043	4.5%	$133,299	5.13%	N/A	N/A
FirstBank	282,271	10.88%	116,748	4.5%	132,963	5.13%	$168,636	6.5%

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Note (23)—Employee benefit plans:

(A)—401(k) plan:

The Bank has a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan. Employees may contribute the maximum amount of their eligible compensation subject to certain limits based on the federal tax laws. The Bank makes matching contributions of 25% of participant contributions not to exceed 6% of an employee’s total compensation. The Bank may also make discretionary Profit Sharing contributions. Matching and profit sharing contributions are vested equally over five years. For the years ended December 31, 2017, 2016 and 2015, the matching portions provided by the Bank to this Plan were $2,344 and $1,379 and $1,290 respectively, which includes the additional discretionary contribution of 25% match contributed in those years.

(B)—Acquired supplemental retirement plans:

In prior years, the Company assumed certain nonqualified supplemental retirement plans for certain former employees of acquired entities. At December 31, 2017 and 2016, other liabilities on the consolidated balance sheet include post-retirement benefits payable of $1,510 and $2,023, respectively, related to these plans. For the years ended December 31, 2017, 2016 and 2015, the Company recorded expense of $4, $30 and $313, respectively, related to these plans and payments to the participants were $191, $205 and $202 in 2017, 2016 and 2015, respectively. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2017 and 2016, other assets on the consolidated balance sheet include $10,873 and $10,556 and reported cash value income (net of related insurance premium expense) of $164, $181 and $136 in 2017, 2016 and 2015, respectively.

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

2012 EBI Plan— Pursuant to the terms of the 2012 EBI Plan, each EBI Unit vests and becomes payable following the third anniversary of the date of grant, or earlier upon a change of control, death or disability or retirement after age 65.   On or shortly following the vesting date, the holder of an EBI Unit will receive an amount in cash (or, if so elected by the participant following the IPO, in stock) equal to the fair market value of a share of common stock on the December 31 immediately preceding the payment date. Following the IPO, EBI Units are valued based upon the Company’s stock price. Prior to the IPO, fair market value of the Company was determined based upon the average of the sum of (a) 15 times the

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

Company’s after-tax earnings, based on a default tax rate imposed by the Code, and (b) 1.5 times the Company’s tangible book value, defined as the consolidated equity of the Company less unrealized gains (losses) and less goodwill and intangible assets. Following the IPO, EBI Units outstanding under the 2012 EBI Plan were adjusted to prevent dilution of these EBI Units as a result of the IPO pursuant to the following conversion formula: (i) the number of EBI Units outstanding under the 2012 EBI Plan (as adjusted for the stock split), multiplied by (ii) 1.13 (determined by dividing $21.4085, the fair market value per EBI Unit as determined under the 2012 EBI Plan, by $19.00, the IPO price).

Deferred compensation Agreement—Effective December 31, 2014, the Bank entered into an agreement with the Bank’s Chief Executive Officer to reward his prior service, pursuant to which he is entitled to receive a fixed lump sum cash payment equal to $3,000,000 on December 31, 2019 or the earlier occurrence of his separation of service or a change in control of the Company. On August 19, 2016, the Bank entered into an amendment to the deferred compensation agreement, pursuant to which the deferred account is now denominated in 157,895 deferred stock units, determined by dividing $3,000,000 by $19.00 (the IPO price). The deferred stock units are convertible on a 1-for-1 basis into shares of Company common stock on the original payment date described above.

Summary—At December 31, 2017 and 2016, other liabilities in the accompanying consolidated balance sheet include liabilities for the awards under the EBI Plans and Mr. Holmes’ agreement totaling $2,346 and $3,758, respectively. Effective September 16, 2016, $5,388 of accrued compensation was reclassified to additional paid in capital related to these awards. As of December 31, 2017 and 2016, 67,470 and 180,447 units, respectively, remain in the equity based incentive plan for those employees who elected cash settlement of EBI units. For the year ended December 31, 2017 and 2016, the Company incurred expenses related to these plans and agreements totaling $3,685 and $5,073, respectively, which is included in salaries, commissions and employee benefits in the accompanying statement of income. Additionally, payments under the plans totaled $5,163 and $1,601, respectively, for 2017 and 2016.

Note (24)—Stock-Based Compensation

The Company granted shares of common stock and restricted stock units in connection with its initial public offering and compensation arrangements for the benefit of employees, executive officers, and directors. Additionally, restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.

Additionally, following the initial public offering, participants in the EBI Plans (see Note 23) were given the option to elect conversion of their outstanding cash-settled EBI Units to stock-settled restricted stock units.

The following table summarizes information about vested and unvested restricted stock units outstanding at December 31, 2016:

	For the year ended
	December 31,
	2017		2016
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,200,840	$19.00	—
Conversion of deferred compensation plan	—	19.00	157,895	19.00
Conversion of equity based incentive (EBI) plans	—	19.00	125,684	19.00
Grants	123,169	35.15	1,077,066	19.00
Released and distributed (vested)	(103,639)	21.25	(157,748)	19.00
Forfeited/expired	(6,045)	19.00	(2,057)	19.00
Balance at end of period	1,214,325	$19.97	1,200,840	19.00

The total fair value of restricted stock units vested and released was $2,202 and $2,997  for the years ended December 31, 2017 and 2016, respectively.

The compensation cost related to stock grants and vesting of restricted stock units was $8,184 and $4,693 for the year ended December 31, 2017 and 2016, respectively. This included $551 paid to Company independent directors during the

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

year ended December 31, 2017 related to one time IPO grants and director compensation elected to be settled in stock. There were no such director grants during the year ended December 31, 2016.

As of December 31, 2017 and 2016, there were $12,950 and $15,721, respectively, of total unrecognized compensation cost related to nonvested stock-settled EBI Units and restricted stock units which is expected to be recognized over a weighted-average period of 2.80 years and 3.66 years, respectively.

At December 31, 2017 and 2016, there were 67,470 and 180,477 units valued at $2,833 and $4,683, respectively, remaining in the equity based incentive plans for employees who elected cash settlement of EBI units. Expense related to the cash settled EBI for the years ended December 31, 2017 and 2016 was $1,213 and $337, respectively.

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price was the IPO price of $19.00 per share, with respect to the first offering period ended in 2016, and is 95% with respect to subsequent offering periods, of the lower of the price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). During the years ended December 31, 2017 and 2016, there were 18,658 shares and 20,377 shares of common stock issued under the ESPP, respectively. As of December 31, 2017 and 2016, there were 2,460,965 and 2,479,623 shares available for issuance under the ESPP.

Note (25)—Related party transactions:

(A) Loans:

The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements. In management’s opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other unaffiliated persons and did not involve more than the normal risk.

An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2017	$27,370
New loans and advances	1,204
Change in related party status	(624)
Repayments	(6,938)
Loans outstanding at December 31, 2017	$21,012

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $4,672 and $6,838 at December 31, 2017 and 2016, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $110,465 and $150,373 as of December 31, 2017 and 2016, respectively.

(C) Leases:

The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $137 and $158 in unamortized leasehold improvements related to these leases at December 31, 2017 and 2016, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $504, $522 and $503 for the years ended December 31, 2017, 2016 and 2015, respectively.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Dollar amounts are in thousands, except share and per share amounts)

(D) Consulting services:

The Bank paid $306 for the year ended December 31, 2015 in management consulting services to an entity owned 100% by the then-sole shareholder. The agreement was terminated effective January 1, 2016.

(E) Subordinated debt:

On February 12, 1996, the Company borrowed $775 from the then-sole shareholder through a term subordinated note. On August 26, 1999, the Company borrowed $3,300 from the shareholder through a term subordinated note. On June 30, 2006, the Company borrowed $6,000 from the shareholder through a term subordinated note. The total of $10,075 was repaid with cash proceeds from the sale of common stock in the initial public offering, as discussed in Note 1. The Company paid interest payments related to these subordinated debentures to the shareholder amounting to approximately $230 and $237 for the years ended December 31 2016 and 2015, respectively.

(F) Investment securities transactions:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $200 and $1,145 as of December 31, 2017 and 2016, respectively..

(G) Aviation time sharing agreement:

Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by certain directors of the Company. This replaces the previous agreement dated December 21, 2012. During the years ended December 31, 2017 and 2016, the Company made payments of $176 and $313, respectively, under these agreements.

Note (26)—Subsequent event:

The Company has evaluated subsequent events through March 16, 2018, the date these financial statements were available to be issued. There were no subsequent events that occurred after December 31, 2017, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2017 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The information required to be provided pursuant to this item is set forth under the headings “Report on Management’s Assessment of Internal Control over Financial Reporting” in Item 8, Financial Statements and Supplementary Data.

This Annual Report does not include an attestation report from our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

Amendment of Award Agreements

On March 1, 2018, the Compensation Committee of the Board of Directors approved and adopted amendments (the “Amendments”) to (i) the form of Restricted Stock Unit Award Certificate that governs  outstanding and future restricted stock unit (“RSU”) awards granted pursuant to the Company’s 2016 Incentive Plan (the “2016 Incentive Plan”), except those RSU awards granted in September 2016 and December 2017, and (ii) the form of EBI Unit Award Agreement that governs  outstanding equity based incentive (“EBI”) unit awards granted pursuant to the 2012 Equity Based Incentive Plan, except for those granted to Christopher T. Holmes pursuant to his employment agreement filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed with the SEC on September 6, 2016.  The Amendments are effective as of March 1, 2018.  The Company has previously granted to each of the Company’s named executive officers (Messrs. Holmes, Evans, and Johnson) various RSU and EBI Unit awards.

With respect to the specified awards of RSUs, the Amendments provide for the following additional early vesting provisions: (i) vesting upon retirement after reaching the age of 65 provided that the retiree has performed 10 years of service to the Company or its subsidiaries and (ii) vesting upon termination by the Company without “cause” (as such term is defined in the 2016 Incentive Plan).  In addition, the Amendments make certain changes to the conversion provisions of the form of RSU award agreement to ensure compliance with Section 409A of the Code with respect to the issuance of shares of common stock to certain “specified employees” of the Company (as defined in Section 409A of the Code) upon vesting of the RSU award.  With respect to the existing awards of EBI Units, the Amendments provide for additional early vesting upon termination without “cause” (as such term is defined in the 2012 EBI Plan).  Existing awards of EBI Units contain a provision for vesting upon retirement at age 65.

The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Form of Restricted Stock Unit Award Certificate (2018) pursuant to the FB Financial Corporation 2016 Incentive Plan, the Form of EBI Unit Award Agreement pursuant to the 2012 Equity Based Incentive Plan, the Long Form of EBI Unit Award Agreement pursuant to the 2012 Equity Based Incentive Plan and the First Amendment to the Form of EBI Unit Award Agreement pursuant to the 2012 Equity Based Incentive Plan, copies of each of which are attached to this Annual Report as Exhibit 10.8, Exhibit 10.16, Exhibit 10.17 and Exhibit 10.18, respectively, and which are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

Item 11. Executive Compensation

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of FB Financial Corporation and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2017 and 2016

Consolidated statements of income for the years ended December 31, 2017, 2016 and 2015

Consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2017, 2016 and 2015

Consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

None are applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of FB Financial and our subsidiaries which are incorporated in this Annual Report by reference.

3. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to other documents previously filed with the SEC.

EXHIBIT INDEX

Exhibit

NumberDescription

2.1

Stock Purchase Agreement by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton, dated as of February 8, 2017 (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 9, 2017)

3.1

Amended and Restated Charter of FB Financial Corporation (incorporated by reference as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
10.1

Deferred Compensation Agreement between FB Financial Corporation and Christopher T. Holmes (incorporated by reference as Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016) †

10.2

Amendment to Deferred Compensation Agreement between FB Financial Corporation and Christopher T.  Holmes (incorporated by reference as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016) †

10.3

Employment Agreement between FB Financial Corporation and Christopher T. Holmes (incorporated by reference as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016) †

10.4	FB Financial Corporation 2016 Incentive Plan (incorporated by reference as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

10.5	Form of Nonstatutory Stock Option Certificate (incorporated by reference as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016) †
10.6

Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.7

Form of Restricted Stock Unit Award Certificate (2017) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference as Exhibit 10.6  to the Company’s Form 10-K (File No. 001-37875), for the period ending December 31, 2016) †

10.8	Form of Restricted stock Unit Award Certificate (2018) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
10.9

Form of Nonstatutory Stock Option Award Certificate pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.10

Form of Restricted Stock Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference as Exhibit 10.9 to the Company’s Registration Statement on Form S- 1/A (File No. 333-213210), filed September 6, 2016) †

10.11

FB Financial Corporation 2016 Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016) †

10.12	FirstBank 2012 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed August 19, 2016) †
10.13

Amendment to FirstBank 2012 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.14

EBI Unit Award Agreement between FB Financial Corporation and Christopher T. Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Fully-Vested) (incorporated by reference as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.15

EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Ratable Vesting) (incorporated by reference as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.16	Form of EBI Unit Award Agreement pursuant to the FirstBank 2012 Equity Based Incentive Plan*†
10.17	Long Form of EBI Unit Award Agreement pursuant to 2012 Equity Based Incentive Plan*†
10.18	First Amendment to the Form of EBI Unit Award Agreement pursuant to the FirstBank 2012 Equity Based Incentive Plan*†
10.19

FirstBank Preferred Equity Based Incentive Plan, as amended (incorporated by reference as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed August 19, 2016) †

10.20

Amendment to FirstBank Preferred Equity Based Incentive Plan (incorporated by reference as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016). †

10.21

Second Amendment to FirstBank Preferred Equity Based Incentive Plan (incorporated by reference as Exhibit 10.16 to the Company’s Form 10-K (File No. 001-37875), for the period ending December 31, 2016) †

10.22	FirstBank 2010 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †
10.23

Amendment to FirstBank 2010 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.24	Second Amendment to FirstBank 2010 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.19 to the Company’s Form 10-K (File No. 001-37875), for the period ending December 31, 2016) †
10.25	Tax Sharing Agreement (incorporated by reference as Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
10.26	Shareholders’ Agreement (incorporated by reference as Exhibit 10.12 to the Company’s

Form 10-Q for the quarter ended September 30, 2016)
11	Earnings Per Share Computation (included in Note 1 to the consolidated financial statements in this Annual Report)

21Subsidiaries of FB Financial Corporation*

23.1Consent of Independent Registered Public Accounting Firm (RSM US LLP)*

24.1	Powers of Attorney contained on the signature pages of this 2017 Annual Report on Form 10-K and incorporated herein by reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer **

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
March 16, 2018	James R. Gordon Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher T. Holmes and James R. Gordon and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Ayers
James W. Ayers	Executive Chairman of the Board	March 16, 2018

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2018

/s/ James R. Gordon
James R. Gordon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018

/s/ William F. Andrews
William F. Andrews	Director	March 16, 2018
/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	March 16, 2018

/s/ Agenia Clark
Agenia Clark	Director	March 16, 2018

/s/ James L. Exum
James L. Exum	Director	March 16, 2018
/s/ Orrin H. Ingram
Orrin H. Ingram	Director	March 16, 2018

/s/ Stuart C. McWhorter
Stuart C. McWhorter	Director	March 16, 2018

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	March 16, 2018