Form 10-Q
period 2018-03-31
FB Financial Corp
filed 2018-05-10
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had 30,680,450 shares of common stock, $1.00 par value per share, outstanding. The registrant has no other classes of common stock outstanding as of such date.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Unaudited)

(Amounts are in thousands except share amounts)

	March 31,	December 31,
	2018 (Unaudited)	2017
ASSETS
Cash and due from banks	$53,060	$29,831
Federal funds sold	7,171	66,127
Interest bearing deposits in financial institutions	13,469	23,793
Cash and cash equivalents	73,700	119,751
Investments:
Available-for-sale debt securities, at fair value	594,248	536,270
Equity securities, at fair value	3,099	7,722
Federal Home Loan Bank stock, at cost	11,810	11,412
Loans held for sale, at fair value	414,518	526,185
Loans	3,244,663	3,166,911
Less: allowance for loan losses	24,406	24,041
Net loans	3,220,257	3,142,870
Premises and equipment, net	81,175	81,577
Other real estate owned, net	15,334	16,442
Interest receivable	13,920	13,069
Mortgage servicing rights, at fair value	93,160	76,107
Goodwill	137,190	137,190
Core deposit and other intangibles, net	14,027	14,902
Other assets	52,978	44,216
Total assets	$4,725,416	$4,727,713
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$930,991	$888,200
Interest-bearing	1,945,886	1,909,546
Savings deposits	182,265	178,320
Customer time deposits	625,616	602,628
Brokered and internet time deposits	81,393	85,701
Total time deposits	707,009	688,329
Total deposits	3,766,151	3,664,395
Securities sold under agreements to repurchase	14,724	14,293
Short-term borrowings	138,707	190,000
Long-term debt	139,586	143,302
Accrued expenses and other liabilities	55,173	118,994
Total liabilities	4,114,341	4,130,984
Shareholders' equity:
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,671,763 and 30,535,517 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	30,672	30,536
Additional paid-in capital	418,810	418,596
Retained earnings	167,094	147,449
Accumulated other comprehensive (loss) income, net	(5,501)	148
Total shareholders' equity	611,075	596,729
Total liabilities and shareholders' equity	$4,725,416	$4,727,713

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$50,693	$29,006
Interest on securities
Taxable	2,852	2,567
Tax-exempt	925	1,040
Other	378	276
Total interest income	54,848	32,889

Interest expense:
Deposits
Demand and savings accounts	3,315	1,531
Time deposits	1,756	583
Short-term borrowings	25	10
Long-term debt	1,323	514
Total interest expense	6,419	2,638
Net interest income	48,429	30,251
Provision for loan losses	317	(257)
Net interest income after provision for loan losses	48,112	30,508

Noninterest income:
Mortgage banking income	26,471	25,080
Service charges on deposit accounts	2,097	1,766
ATM and interchange fees	2,361	2,047
Investment services and trust income	1,206	814
(Loss) gain from securities, net	(47)	1
(Loss) gain or write-downs of other real estate owned	(186)	748
Gain from other assets	68	—
Other income	1,305	631
Total noninterest income	33,275	31,087

Noninterest expenses:
Salaries, commissions and employee benefits	34,149	29,006
Occupancy and equipment expense	3,605	3,109
Legal and professional fees	2,043	1,428
Data processing	2,035	1,501
Merger and conversion	1,193	487
Amortization of core deposits and other intangibles	853	392
Regulatory fees and deposit insurance assessments	562	435
Software license and maintenance fees	467	457
Advertising	3,282	2,932
Other expense	7,962	6,670
Total noninterest expense	56,151	46,417

Income before income taxes	25,236	15,178
Income tax expense (Note 7)	5,482	5,425
Net income	$19,754	$9,753
Weighted average shares of common stock outstanding
Basic	30,613,284	24,138,437
Fully diluted	31,421,830	24,610,991
Earnings per share
Basic	$0.65	$0.40
Fully diluted	0.63	0.40

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income

(Unaudited)

(Amounts are in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$19,754	$9,753
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of taxes of $2,539 and $354	(7,070)	550
Reclassification adjustment for loss (gain) on securities included in net income, net of taxes of $2 and $0	7	(1)
Net change in unrealized gain in hedging activities, net of taxes of $449 and $0	1,273	—
Reclassification adjustment for loss on hedging activities, net of taxes of $8 and $0	32	—
Total other comprensive (loss) income, net of tax	(5,758)	549
Comprehensive income	$13,996	$10,302

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Unaudited)

(Amounts are in thousands except share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total shareholders' equity
Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498
Initial fair value election on mortgage servicing rights, net of taxes of $396 (See Note 1)	—	—	615	—	615
Net income	—	—	9,753	—	9,753
Other comprehensive income, net of taxes	—	—	—	549	549
Stock-based compensation expense	—	1,352	—	—	1,352
Restricted stock units vested and distributed, net of shares withheld for taxes	47	(672)	—	—	(625)
Balance at March 31, 2017	$24,155	$214,160	$104,152	$(325)	$342,142

Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729
Initial adoption of ASU 2016-01 (See Note 1)	—	—	(109)	109	—
Net income	—	—	19,754	—	19,754
Other comprehensive income (loss), net of taxes	—	—	—	(5,758)	(5,758)
Stock-based compensation expense	4	1,954	—	—	1,958
Restricted stock units vested and distributed, net of shares withheld for taxes	115	(2,392)	—	—	(2,277)
Shares issued under employee stock purchase program	17	652	—	—	669
Balance at March 31, 2018	$30,672	$418,810	$167,094	$(5,501)	$611,075

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Unaudited)

(Amounts are in thousands)

	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$19,754	$9,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,106	1,002
Amortization of core deposits and other intangibles	853	392
Capitalization of mortgage servicing rights	(13,510)	(15,013)
Net change in fair value of mortgage servicing rights	(3,543)	501
Stock-based compensation expense	1,958	1,352
Provision for loan losses	317	(257)
Provision for mortgage loan repurchases	186	183
Accretion of yield on purchased loans	(1,687)	(1,160)
Accretion of discounts and amortization of premiums on securities, net	697	708
Loss (gain) from securities, net	47	(1)
Originations of loans held for sale	(1,617,103)	(1,346,535)
Proceeds from sale of loans held for sale	1,707,527	1,507,296
Gain on sale and change in fair value of loans held for sale	(23,391)	(22,833)
Net loss (gain) or write-downs of other real estate owned	186	(748)
Loss on other assets	(68)	—
Provision for deferred income taxes	5,482	5,425
Changes in:
Other assets and interest receivable	(4,759)	11,954
Accrued expenses and other liabilities	(26,207)	(4,107)
Net cash provided by operating activities	47,845	147,912
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	221	—
Maturities, prepayments and calls	16,503	19,480
Purchases	(81,990)	(4,987)
Net increase in loans	(74,928)	(46,190)
Purchases of premises and equipment	(704)	(459)
Proceeds from the sale of other real estate owned	1,432	2,228
Net cash used in investing activities	(139,466)	(29,928)
Cash flows from financing activities:
Net increase in demand and savings deposits	83,076	31,135
Net increase (decrease) in time deposits	18,680	(1,498)
Net increase (decrease) in securities sold under agreements to repurchase	431	(3,431)
Decrease in short-term borrowings	(51,293)	(150,000)
Decrease in long-term debt	(3,716)	(340)
Share based compensation withholding obligation	(2,277)	(625)
Net proceeds from sale of common stock	669	—
Net cash provided by (used in) financing activities	45,570	(124,759)
Net change in cash and cash equivalents	(46,051)	(6,775)
Cash and cash equivalents at beginning of the period	119,751	136,327
Cash and cash equivalents at end of the period	$73,700	$129,552

Supplemental cash flow information:
Interest paid	$6,066	$2,330
Taxes paid	31	31
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$630	$888
Transfers from other real estate owned to loans	120	—
Transfers from loans held for sale to loans	1,599	4,341
Derecognition of rebooked GNMA delinquent loans (See Note 1)	43,035	—
Trade date payable - securities	3,912	—
Adoption of ASU 2016-01 (See Note 1)	(109)	—
Fair value election of mortgage servicing rights	—	1,011

See accompanying notes to consolidated financial statements (unaudited)

Note (1)—Basis of presentation:

FB Financial Corporation (the “Company”) is a bank holding company, headquartered in Nashville, Tennessee. The Company operates through its wholly owned bank subsidiary, FirstBank (the “Bank”), with 56 full-service bank branches across Tennessee, north Alabama and north Georgia, and a national mortgage business with office locations across the Southeast.

The consolidated financial statements, including the notes thereto of the Company, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) interim reporting requirements, and therefore do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

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

Effective July 31, 2017, the Bank completed its previously announced acquisitions of Clayton Bank and Trust and American City Bank headquartered in Knoxville, Tennessee and Tullahoma, Tennessee, respectively.  See Note 2, “Mergers and acquisitions” in these Notes to the consolidated unaudited financial statements for further details regarding acquisitions.

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no other subsequent events other than described below that occurred after March 31, 2018, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

On April 23, 2018, the Company declared the initiation of a regular quarterly dividend of $0.06 per share to be paid on May 15, 2018 to shareholders of record as of April 30, 2018, totaling approximately $1,841.

As of March 31, 2018, the Company is considered a “controlled company” and is controlled by the Company’s Executive Chairman and former sole shareholder, James W. Ayers. Additionally, the Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”).

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Unearned compensation is used to repurchase common stock at the average market price.

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
Basic earnings per share calculation:
Net income	$19,754	$9,753
Weighted-average basic shares outstanding	30,613,284	24,138,437
Basic earnings per share	$0.65	$0.40
Diluted earnings per share:
Net income	$19,754	$9,753
Weighted-average basic shares outstanding	30,613,284	24,138,437
Average diluted common shares outstanding	808,546	472,554
Weighted-average diluted shares outstanding	31,421,830	24,610,991
Diluted earnings per share	$0.63	$0.40

Rebooked GNMA loans included in loans held for sale

Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At March 31, 2018, there were $45,933 of delinquent GNMA loans that had previously been sold; however, the Company determined there was not a “more-than-trivial benefit” based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company did not rebook the GNMA loans as of March 31, 2018. At December 31, 2017, rebooked GNMA loans held for sale amounted to $43,035 with an offsetting liability included in accrued expenses and other liabilities in the same amount. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.

Except as set forth below, the Company did not adopt any new accounting policies that were not disclosed in the Company’s 2017 audited consolidated financial statements included on Form 10-K.

Recently adopted accounting principles:

On January 1, 2018, the Company adopted the following newly issued accounting standards:

In May 2014, the FASB issued an update to Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The Company adopted this guidance on January 1, 2018 and all subsequent amendments to the ASU (collectively, “ASC 606”) which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO.  The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities and derivatives that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within Noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, investment services and trust income, and the sale of OREO, all within the Banking Segment.  The Company has evaluated the effect of this updated on these fee-based income streams and concluded that adoption did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

•

Service charges on deposits, investment services and trust income, and interchange fees — Fees from these services are either transaction based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period. The adoption of Topic 606 had no impact on the Company's revenue recognition practice for these services.

•

Gains on sales of other real estate — ASU 2014-09 creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 list several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the current and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer's initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale, the effects are not expected to be material to its financial statements.

In January 2016, the FASB released ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and adjust the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value such that these securities can be carried at cost less any impairment. Results for reporting periods beginning after January 1, 2018 are presented under this method while prior period disclosures are presented under legacy GAAP. The Company recorded a net loss in beginning retained earnings of $109 in connection with this transition.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. This adoption did not have an impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under ASU 2017-09, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. ASU 2017-09 is effective for all entities beginning after December 15, 2017 including interim periods within the fiscal year. The adoption of this update on January 1, 2018 did not have a significant impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. There was no impact to the Company’s financial statements or disclosures as a result of this early adoption as of January 1, 2018.

Newly issued not yet effective accounting standards:

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The update will require lessees to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. Management is currently evaluating the potential impact of this update.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as, the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the potential impact of this update.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The adoption of this update will not have an impact on its consolidate financial statements.

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

In connection with the transaction, the Company incurred $1,193 and $487 in merger and conversion expenses during the three months ended March 31, 2018 and 2017, respectively.

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

The Company accounted for the Clayton Banks transaction under the acquisition method under ASC Topic 805. Accordingly, the fair value of the assets acquired and liabilities assumed along with the resulting goodwill was recorded as of the date of the merger. The Company’s operating results for the three months ended March 31, 2018 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks.

As of December 31, 2017, the Company finalized its valuation of all assets acquired and liabilities assumed, resulting in no material changes to preliminary purchase accounting adjustments. The following tables present the final estimated fair value of net assets acquired as of the July 31, 2017 acquisition date and the consideration paid and an allocation of the purchase price to net assets acquired:

As of July 31, 2017
As Recorded by FB Financial Corporation (1)
Assets
Cash and cash equivalents	$49,059
Investment securities	59,493
FHLB stock	3,409
Loans	1,059,728
Allowance for loan losses	—
Premises and equipment	18,866
Other real estate owned	6,888
Intangibles, net	12,334
Other assets	5,978
Total assets	$1,215,755
Liabilities
Interest-bearing deposits	$670,054
Non-interest bearing deposits	309,464
Borrowings	84,831
Accrued expenses and other liabilities	5,245
Total liabilities	$1,069,594
Net assets acquired	$146,161

Purchase price:
Equity consideration
Common stock issued	1,521,200
Price per share as of July 31, 2017	$34.37
Total equity consideration		$52,284
Cash consideration		184,200	(2)
Total consideration paid		$236,484
Preliminary allocation of consideration paid:
Fair value of net assets acquired including identifiable intangible assets		$146,161
Goodwill		90,323
Total consideration paid		$236,484
(1)	Amounts include certain reclassifications of opening balances to conform to the Company’s presentation.
(2)	Amount was deposited into an interest-bearing account with the Bank in the name of the Seller as of July 31, 2017.

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three months ended March 31, 2017 as though the merger had been completed as of January 1, 2016. The unaudited estimated pro forma information combines the historical results of the Clayton Banks with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments including loan discount accretion, amortization of core deposit and other intangibles and amortization of the discount on time deposits for the period presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016 and does not include the effect of all cost-saving or revenue-enhancing strategies.

Three months ended March 31,
2017
Net interest income	$46,687
Total revenues	$79,281
Net income	$16,728

Note (3)—Investment securities:

The amortized cost of securities and their fair values at March 31, 2018 and December 31, 2017 are shown below:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$999	$—	$(17)	$982
Mortgage-backed securities - residential	486,907	237	(14,214)	472,930
Municipals, tax exempt	113,492	1,582	(1,916)	113,158
Treasury securities	7,356	—	(178)	7,178
Total	$608,754	$1,819	$(16,325)	$594,248

As of March 31, 2018, the Company also had $3,099 in marketable equity securities recorded at fair value. A loss of $38 was recognized due to changes in fair value of these securities during the three months ended March 31, 2018. As of January 1, 2018, the Company adopted ASU 2016-01 (See Note 1) and reclassified $3,604 of other securities without readily determinable market values to other assets.

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$999	$—	$(13)	$986
Mortgage-backed securities - residential	425,557	374	(7,150)	418,781
Municipals, tax exempt	107,127	2,692	(568)	109,251
Treasury securities	7,345	—	(93)	7,252
Total debt securities	541,028	3,066	(7,824)	536,270
Equity and other securities	7,870	1	(149)	7,722
Total investment securities	$548,898	$3,067	$(7,973)	$543,992

Securities pledged at March 31, 2018 and December 31, 2017 had a carrying amount of $427,995 and $337,604, respectively, and were pledged to secure Federal Home Loan Bank advances, a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2018 and December 31, 2017 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	March 31, 2018		December 31, 2017
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$5,715	$5,841	$905	$925
Due in one to five years	24,165	24,396	28,332	28,878
Due in five to ten years	19,817	19,960	19,218	19,588
Due in over ten years	72,150	71,121	67,016	68,098
	121,847	121,318	115,471	117,489
Mortgage-backed securities - residential	486,907	472,930	425,557	418,781
Total debt securities	$608,754	$594,248	$541,028	$536,270

Sales and impairment of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$221	$—
Gross realized gains	—	—
Gross realized losses	9	—

The Company also recognized $1 in gains related to the early call of available for sale securities during the three months ended March 31, 2017.

The following tables show gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$982	$17	$982	$17
Mortgage-backed securities - residential	163,771	3,236	274,285	10,978	438,056	14,214
Municipals, tax exempt	30,104	762	19,186	1,154	49,290	1,916
Treasury securities	7,177	178	—	—	7,177	$178
Total debt securities	$201,052	$4,176	$294,453	$12,149	$495,505	$16,325

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$986	$13	$986	$13
Mortgage-backed securities - residential	107,611	980	290,258	6,170	397,869	7,150
Municipals, tax exempt	7,354	101	20,112	467	27,466	568
Treasury securities	7,252	93	—	—	7,252	93
Total debt securities	122,217	1,174	311,356	6,650	433,573	7,824
Equity securities	—	—	3,050	149	3,050	149
	$122,217	$1,174	$314,406	$6,799	$436,623	$7,973

As of March 31, 2018 and December 31, 2017, the Company’s securities portfolio consisted of 307 and 294 securities, 171 and 124 of which were in an unrealized loss position, respectively.

The Company evaluates securities with unrealized losses for other-than-temporary impairment (OTTI) on a quarterly basis and recorded no OTTI for the three months ended March 31, 2018 and 2017. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

As of March 31, 2018, the Company had a trade date payable related to securities purchases amounting to $3,912 that had not yet settled.

Note (4)—Loans and allowance for loan losses:

Loans outstanding at March 31, 2018 and December 31, 2017, by major lending classification are as follows:

	March 31,	December 31,
	2018	2017
Commercial and industrial	$765,115	$715,075
Construction	466,495	448,326
Residential real estate:
1-to-4 family mortgage	491,725	480,989
Residential line of credit	197,740	194,986
Multi-family mortgage	63,295	62,374
Commercial real estate:
Owner occupied	499,331	495,872
Non-owner occupied	562,128	551,588
Consumer and other	198,834	217,701
Gross loans	3,244,663	3,166,911
Less: Allowance for loan losses	(24,406)	(24,041)
Net loans	$3,220,257	$3,142,870

As of March 31, 2018 and December 31, 2017, $1,245,847 and $968,567, respectively, of 1-to-4 family mortgage loans, loans held for sale and multi-family mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of March 31, 2018 and December 31, 2017, $1,215,509 and $724,312, respectively, of commercial and industrial , construction, residential real estate, commercial real estate, and consumer and other loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.

As of March 31, 2018 and December 31, 2017, the carrying value of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $85,752 and $88,835, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

Purchased Credit Impaired Accretable yield
Balance at December 31, 2017	$(17,682)
Principal reductions/ pay-offs	(1,294)
Recoveries	—
Accretion	2,201
Other changes	(180)
Balance at March 31, 2018	$(16,955)

Balance at December 31, 2016	$(2,444)
Principal reductions/ pay-offs	(698)
Recoveries	(23)
Accretion	1,023
Balance at March 31, 2017	$(2,142)

Interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $2,201 and $1,023 was recognized on purchased credit impaired loans during the three months ended March 31, 2018 and 2017, respectively. This includes both the contractual interest income and the purchase accounting contribution through accretion of the liquidity discount and credit mark for changes in estimated cash flows. The total purchase accounting contribution through accretion for all purchased loans was $1,687 and $1,160 for three months ended March 31, 2018 and 2017, respectively.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three months ended March 31, 2018 and 2017 (in thousands):

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	202	479	(30)	214	15	(567)	(115)	119	317
Recoveries of loans previously charged-off	135	252	15	27	—	23	51	206	709
Loans charged off	(220)	—	(60)	(20)	—	—	—	(361)	(661)
Ending balance - March 31, 2018	$4,578	$7,866	$3,122	$1,165	$449	$3,014	$2,753	$1,459	$24,406

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	179	635	(239)	(155)	4	81	(998)	236	(257)
Recoveries of loans previously charged-off	83	29	26	56	—	4	1,639	13	1,850
Loans charged off	(169)	(6)	(88)	—	—	—	—	(179)	(442)
Ending balance - March 31, 2017	$5,402	$5,598	$2,896	$1,514	$508	$3,387	$2,660	$933	$22,898

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment and loans collectively evaluated for impairment as of March 31, 2018 and December 31, 2017:

							March 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$19	$—	$16	$—	$—	$95	$29	$—	$159
Collectively evaluated for impairment	4,559	7,866	3,106	1,165	449	2,919	2,724	1,459	24,247
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - March 31, 2018	$4,578	$7,866	$3,122	$1,165	$449	$3,014	$2,753	$1,459	$24,406

							December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$20	$—	$18	$—	$—	$120	$33	$—	$191
Collectively evaluated for impairment	4,441	7,135	3,179	944	434	3,438	2,784	1,495	23,850
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment and loans collectively evaluated for impairment as of March 31, 2018 and December 31, 2017:

							March 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,385	$1,285	$1,492	$—	$964	$2,150	$1,713	$29	$9,018
Collectively evaluated for impairment	761,779	457,785	467,329	197,740	62,313	485,411	542,351	175,185	3,149,893
Acquired with deteriorated credit quality	1,951	7,425	22,904	—	18	11,770	18,064	23,620	85,752
Ending balance - March 31, 2018	$765,115	$466,495	$491,725	$197,740	$63,295	$499,331	$562,128	$198,834	$3,244,663

							December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,579	$1,289	$1,262	$—	$978	$2,520	$1,720	$25	$9,373
Collectively evaluated for impairment	711,352	439,309	456,229	194,986	61,376	481,390	531,704	192,357	3,068,703
Acquired with deteriorated credit quality	2,144	7,728	23,498	—	20	11,962	18,164	25,319	88,835
Ending balance - December 31, 2017	$715,075	$448,326	$480,989	$194,986	$62,374	$495,872	$551,588	$217,701	$3,166,911

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

Loans not meeting the criteria above are considered to be pass rated loans.

The following table shows credit quality indicators by portfolio class at March 31, 2018 and December 31, 2017:

March 31, 2018	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$704,689	$54,124	$4,351	$763,164
Construction	441,718	15,468	1,884	459,070
Residential real estate:
1-to-4 family mortgage	452,858	9,027	6,936	468,821
Residential line of credit	194,887	1,677	1,176	197,740
Multi-family mortgage	62,175	138	964	63,277
Commercial real estate:
Owner occupied	457,347	25,962	4,252	487,561
Non-owner occupied	527,134	14,972	1,958	544,064
Consumer and other	172,260	2,379	575	175,214
Total loans, excluding purchased credit impaired loans	$3,013,068	$123,747	$22,096	$3,158,911

Purchased credit impaired loans
Commercial and industrial	$—	$1,351	$600	$1,951
Construction	—	3,422	4,003	7,425
Residential real estate:
1-to-4 family mortgage	—	19,454	3,450	22,904
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	18	18
Commercial real estate:
Owner occupied	—	4,565	7,205	11,770
Non-owner occupied	—	7,517	10,547	18,064
Consumer and other	—	18,704	4,916	23,620
Total purchased credit impaired loans	$—	$55,013	$30,739	$85,752
Total loans	$3,013,068	$178,760	$52,835	$3,244,663

December 31, 2017	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076

Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection.

Nonperforming loans include loans that are no longer accruing interest (non-accrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, loans current on payments accruing interest and purchased credit impaired loans by category at March 31, 2018 and December 31, 2017:

March 31, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$1,385	$619	$910	$760,250	$1,951	$765,115
Construction	250	329	460	458,031	7,425	466,495
Residential real estate:
1-to-4 family mortgage	3,666	1,067	2,009	462,079	22,904	491,725
Residential line of credit	1,013	356	370	196,001	—	197,740
Multi-family mortgage	—	—	—	63,277	18	63,295
Commercial real estate:
Owner occupied	202	—	1,903	485,456	11,770	499,331
Non-owner occupied	393	—	1,219	542,452	18,064	562,128
Consumer and other	1,640	318	83	173,173	23,620	198,834
Total	$8,549	$2,689	$6,954	$3,140,719	$85,752	$3,244,663

December 31, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$5,859	$90	$533	$706,449	$2,144	$715,075
Construction	1,412	241	300	438,645	7,728	448,326
Residential real estate:
1-to-4 family mortgage	4,678	956	2,548	449,309	23,498	480,989
Residential line of credit	527	134	699	193,626	—	194,986
Multi-family mortgage	—	—	—	62,354	20	62,374
Commercial real estate:
Owner occupied	521	358	2,582	480,449	11,962	495,872
Non-owner occupied	121	—	1,371	531,932	18,164	551,588
Consumer and other	1,945	217	68	190,152	25,319	217,701
Total	$15,063	$1,996	$8,101	$3,052,916	$88,835	$3,166,911

Impaired loans recognized in conformity with ASC 310 at March 31, 2018 and December 31, 2017, segregated by class, were as follows:

March 31, 2018	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$52	$52	$19
Residential real estate:
1-to-4 family mortgage	191	492	16
Commercial real estate:
Owner occupied	585	646	95
Non-owner occupied	142	149	29
Total	$970	$1,339	$159
With no related allowance recorded
Commercial and industrial	$1,333	$1,539	$—
Construction	1,285	1,313	—
Residential real estate:
1-to-4 family mortgage	1,301	1,306	—
Multi-family mortgage	964	964	—
Commercial real estate:
Owner occupied	1,565	2,077	—
Non-owner occupied	1,571	2,320	—
Consumer and other	29	29	—
Total	$8,048	$9,548	$—
Total impaired loans	$9,018	$10,887	$159

December 31, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$53	$53	$20
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	194	495	18
Commercial real estate:
Owner occupied	844	1,123	120
Non-owner occupied	144	150	33
Consumer and other	—	—	—
Total	$1,235	$1,821	$191
With no related allowance recorded:
Commercial and industrial	$1,526	$1,570	$—
Construction	1,289	1,313	—
Residential real estate:
1-to-4 family mortgage	1,068	1,072	—
Multi-family mortgage	978	978	—
Commercial real estate:
Owner occupied	1,676	2,168	—
Non-owner occupied	1,576	2,325	—
Consumer and other	25	25	—
Total	$8,138	$9,451	$—
Total impaired loans	$9,373	$11,272	$191

Average recorded investment and interest income on a cash basis recognized during the three months ended March 31, 2018 and 2017 on impaired loans, segregated by class, were as follows:

	Three Months Ended
March 31, 2018	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$53	$1
Construction	—	—
Residential real estate:
1-to-4 family mortgage	193	2
Residential line of credit	—	—
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	715	6
Non-owner occupied	143	2
Consumer and other	—	—
Total	$1,104	$11
With no related allowance recorded:
Commercial and industrial	$1,430	$16
Construction	1,287	30
Residential real estate:
1-to-4 family mortgage	1,185	13
Residential line of credit	—	—
Multi-family mortgage	971	12
Commercial real estate:
Owner occupied	1,621	32
Non-owner occupied	1,574	7
Consumer and other	27	—
Total	$8,095	$110
Total impaired loans	$9,199	$121
March 31, 2017
With a related allowance recorded:
Commercial and industrial	$791	$5
Construction	—	—
Residential real estate:
1-to-4 family mortgage	101	—
Residential line of credit	—	—
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	629	12
Non-owner occupied	835	—
Consumer and other	1	—
Total	$2,357	$17
With no related allowance recorded:
Commercial and industrial	$584	$9
Construction	1,496	5
Residential real estate:
1-to-4 family mortgage	2,243	17
Residential line of credit	156	—
Multi-family mortgage	1,021	11
Commercial real estate:
Owner occupied	1,977	38
Non-owner occupied	1,325	—
Consumer and other	26	1
Total	$8,828	$81
Total impaired loans	$11,185	$98

As of March 31, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $8,675 and $8,604, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $159 and $172 of specific reserves for those loans at March 31, 2018 and December 31, 2017, respectively, and has committed to lend additional amounts totaling up to $3 and $2, respectively to these customers. Of these loans, $3,233 and $3,205 were classified as non-accrual loans as of March 31, 2018 and December 31, 2017.

The following tables present the financial effect of TDRs recorded during the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$249	$249	$—
Consumer and other	1	5	5	—
Total	2	$254	$254	$—

Three Months Ended March 31, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$5	$5	$—
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	—
Total	4	$1,093	$1,093	$—

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2018 or 2017.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended March 31, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Note (5)—Other real estate owned:

The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes other real estate owned for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$16,442	$7,403
Transfers from loans	630	888
Properties sold	(1,432)	(2,228)
(Loss) gain on sale of other real estate owned	(43)	871
Transferred to loans	(120)	—
Write-downs and partial liquidations	(143)	(123)
Balance at end of period	$15,334	$6,811

Foreclosed residential real estate properties included in the table above totaled $3,902 and $3,631 as of March 31, 2018 and December 31, 2017, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $326 and $19 at March 31, 2018 and December 31, 2017, respectively.

Note (6)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Carrying value prior to policy change	$76,107	$32,070
Fair value impact of change in accounting policy	—	1,011
Carrying value at beginning of period	76,107	33,081
Capitalization	13,510	15,013
Change in fair value:
Due to pay-offs/pay-downs	(3,060)	(265)
Due to change in valuation inputs or assumptions	6,603	(236)
Carrying value at March 31	$93,160	$47,593

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Servicing income:
Servicing income	$4,793	$2,748
Change in fair value of mortgage servicing rights	3,543	(501)
Change in fair value of mortgage servicing rights hedging instruments	(5,256)	—
Gross servicing income	3,080	2,247
Gross direct servicing expenses	1,795	1,020
Net servicing income	$1,285	$1,227

Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Unpaid principal balance	$7,423,932	$6,529,431
Weighted-average prepayment speed (CPR)	7.69%	8.90%
Estimated impact on fair value of a 10% increase	(2,997)	(3,026)
Estimated impact on fair value of a 20% increase	(5,780)	(5,855)
Discount rate	10.01%	9.75%
Estimated impact on fair value of a 100 bp increase	(3,829)	(3,052)
Estimated impact on fair value of a 200 bp increase	(7,379)	(5,867)
Weighted-average coupon interest rate	3.98%	3.94%
Weighted-average servicing fee (basis points)	28	28
Weighted-average remaining maturity (in months)	322	335

From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. As of March 31, 2018 and December 31, 2017, there were no loans being serviced that related to the sale of mortgage servicing rights.

Note (7)—Income taxes:

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the three months ended
		March 31,
	2018	2017
Current	$—	$—
Deferred	5,482	5,425
Total	$5,482	$5,425

Federal income tax expense for the three months ended March 31, 2018 and 2017 differs from the statutory federal rates of 21% and 35%, respectively, due to the following:

	For the three months ended
				March 31,
	2018		2017
Federal taxes calculated at statutory rate	$5,300	21.0%	$5,305	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,143	4.5%	610	4.0%
Benefit of equity based compensation	(736)	-3.0%	(195)	-1.3%
Municipal interest income	(201)	-0.8%	(366)	-2.4%
Bank owned life insurance	(12)	0.0%	(21)	-0.2%
Other	(12)	0.0%	92	0.6%
Income tax expense, as reported	$5,482	21.7%	$5,425	35.7%

The components of the net deferred tax liability at March 31, 2018 and December 31, 2017, are as follows:

	March 31,	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$6,359	$6,264
Amortization of core deposit intangible	832	759
Deferred compensation	3,711	6,158
Unrealized loss on available-for-sale debt securities	3,830	988
Other	5,501	3,599
Subtotal	20,233	17,768
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Depreciation	(4,344)	(4,115)
Cash flow hedges	(866)	—
Mortgage servicing rights	(24,274)	(19,830)
Other	(5,564)	(5,131)
Subtotal	(35,598)	(29,626)
Net deferred tax liability	$(15,365)	$(11,858)

For the first quarter of 2018, the Company has a federal net operating loss carryforward of approximately $6.9 million and state net operating losses of $5.8 million. The Company projects that it will fully utilize these losses during the remainder of 2018. If not utilized, the Federal net operating loss will carry forward indefinitely and the state net operating losses will begin to expire in 2030.

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

	March 31,	December 31,
	2018	2017
Commitments to extend credit, excluding interest rate lock commitments	$959,271	$977,276
Letters of credit	22,214	22,882
Balance at end of period	$981,485	$1,000,158

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,119 and $849 for the three months ended March 31, 2018 and 2017, respectively. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	For the three months ended
	March 31,
	2018	2017
Balance at beginning of period	$3,386	$2,659
Provision for loan repurchases or indemnifications	186	183
Recoveries on previous losses	(58)	—
Balance at end of period	$3,514	$2,842

Note (9)—Derivatives:

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for a mortgage loan are typically locked in for forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets.  The Company also enters into best effort or mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

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

In June of 2017, the Company entered into two interest rate swap agreements with notional amounts totaling $30,000 to hedge interest rate exposure on outstanding subordinate debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of March 31, 2018 and December 31, 2017, the fair value of these contracts was $1,037 and $305, respectively.

In July of 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps are designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of short-term FHLB borrowings obtained in conjunction with the Clayton Bank acquisition. Under these contracts, the Company receives a variable rate of interest and pays a fixed rate of interest. As of December 31, 2017, the fair value of these contracts was $1,127 included in those designated as hedging below. During the three months ended March 31, 2018, these swaps were cancelled, locking in a gain of $1,564 in other comprehensive income to be accreted over the three, four and five year terms of the underlying contracts.

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

The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	March 31, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$175,726	$2,360	$2,360
Forward commitments	919,571	—	1,295
Interest rate-lock commitments	692,977	10,179	—
Futures contracts	243,000	1,180	—
Option contracts	22,000	148	—
Total	$2,053,274	$13,867	$3,655

	December 31, 2017
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$146,754	$1,146	$1,146
Forward commitments	870,574	—	553
Interest rate-lock commitments	504,156	6,768	—
Futures contracts	283,000	315	—
Option contracts	6,000	29	—
Total	$1,810,484	$8,258	$1,699

	March 31, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$1,037	$—
Total	$30,000	$1,037	$—

	December 31, 2017
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$130,000	$1,432	$—
Total	$130,000	$1,432	$—

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended March 31,
	2018	2017
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$3,411	$2,942
Forward commitments	5,318	(3,320)
Futures contracts	(2,447)	—
Options contracts	43	—
Total	$6,325	$(378)

	Three Months Ended March 31,
	2018	2017
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on long-term debt	$(32)	—

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
	2018	2017
Designated as hedging:
Amount of gain recognized in other comprehensive income, net of tax	$1,273	—

Note (10)—Fair value of financial instruments:

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.

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

The Company records the fair values of financial assets and liabilities on a recurring and non-recurring basis using the following methods and assumptions:

During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure the fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company measured fair value under an entry price notion.

Investment securities—Investment securities are recorded at fair value on a recurring basis. Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of similar instruments or are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the pricing relationship or correlation among other benchmark quoted securities. Investment securities valued using quoted market prices of similar instruments or that are valued using matrix pricing are classified as Level 2. When significant inputs to the valuation are unobservable, the available-for-sale securities are classified within Level 3 of the fair value hierarchy.

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

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included. Due to the adoption of ASU 2016-01 as of

January 1, 2018, the fair value as presented below is measured using the exit price notion in the periods after adoption and may not be comparable with prior periods presented as a result of the change in methodology.

		Fair Value
March 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$73,700	$73,700	$—	$—	$73,700
Investment securities	597,347	—	597,347	—	597,347
Federal Home Loan Bank Stock	11,810	N/A	N/A	N/A	N/A
Loans, net	3,220,257	—	—	3,213,659	3,213,659
Loans held for sale	414,518	—	414,518	—	414,518
Interest receivable	13,920	—	13,920	—	13,920
Mortgage servicing rights	93,160	—	—	93,160	93,160
Derivatives	14,904	—	14,904	—	14,904
Financial liabilities:
Deposits:
Without stated maturities	$3,059,142	$3,059,142	$—	$—	$3,059,142
With stated maturities	707,009	—	706,585	—	706,585
Securities sold under agreement to repurchase	14,724	14,724	—	—	14,724
Short term borrowings	138,707	138,707	—	—	138,707
Interest payable	1,857	526	1,331	—	1,857
Long-term debt	139,586	—	138,456	—	138,456
Derivatives	3,655	—	3,655	—	3,655

		Fair Value
December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,751	$119,751	$—	$—	$119,751
Investment securities	543,992	—	540,388	3,604	543,992
Federal Home Loan Bank Stock	11,412	N/A	N/A	N/A	N/A
Loans, net	3,142,870	—	3,064,373	77,027	3,141,400
Loans held for sale	526,185	—	526,185	—	526,185
Interest receivable	13,069	—	13,069	—	13,069
Mortgage servicing rights, net	76,107	—	—	76,107	76,107
Derivatives	9,690	—	9,690	—	9,690
Financial liabilities:
Deposits:
Without stated maturities	$2,976,066	$2,976,066	$—	$—	$2,976,066
With stated maturities	688,329	—	682,403	—	682,403
Securities sold under agreement to repurchase	14,293	14,293	—	—	14,293
Short term borrowings	190,000	190,000	—	—	190,000
Interest payable	1,504	575	929	—	1,504
Long-term debt	143,302	—	149,135	—	149,135
Derivatives	1,699	—	1,699	—	1,699

The balances and levels of the assets measured at fair value on a recurring basis at March 31, 2018 are presented in the following tables:

At March 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Investment securities:
U.S. government agency securities	$—	$982	$—	$982
Mortgage-backed securities	—	472,930	—	472,930
Municipals, tax-exempt	—	113,158	—	113,158
Treasury securities	—	7,178	—	7,178
Equity securities	—	3,099	—	3,099
Total	$—	$597,347	$—	$597,347
Loans held for sale	—	414,518	—	414,518
Mortgage servicing rights	—	—	93,160	93,160
Derivatives	—	14,904	—	14,904
Financial Liabilities:
Derivatives	$—	$3,655	$—	$3,655

The balances and levels of the assets measured at fair value on a non-recurring basis at March 31, 2018 are presented in the following tables:

At March 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$800	$800
Impaired loans:
Commercial and industrial	—	—	—	—
Construction
Residential real estate:
1-4 family mortgage	—	—	144	144
Commercial real estate:	—	—	—	—
Owner occupied
Non-owner occupied	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$144	$144

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2017 are presented in the following tables:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$986	$—	$986
Mortgage-backed securities	—	418,781	—	418,781
Municipals, tax-exempt	—	109,251	—	109,251
Treasury securities	—	7,252	—	7,252
Equity securities	—	4,118	3,604	7,722
Total	$—	$540,388	$3,604	$543,992
Loans held for sale	—	526,185	—	526,185
Mortgage servicing rights	—	—	76,107	76,107
Derivatives	—	9,690	—	9,690
Financial Liabilities:
Derivatives	$—	$1,699	$—	$1,699

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2017 are presented in the following tables:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$13,174	$13,174
Impaired Loans:
Commercial and industrial	—	—	1,971	1,971
Construction	—	—	4,211	4,211
Residential real estate:
1-4 family mortgage	—	—	21,902	21,902
Commercial real estate:
Owner occupied	—	—	10,030	10,030
Non-owner occupied	—	—	13,593	13,593
Consumer and other	—	—	25,320	25,320
Total	$—	$—	$77,027	$77,027

There were no transfers between Level 1, 2 or 3 during the periods presented.

The following table summarizes changes in fair value on available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2018 and 2017.

	Investment securities
	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$3,604	$4,549
Reclassification of equity securities without a readily determinable fair value to other assets (1)	(3,604)	—
Balance at end of period	$—	$4,549
(1)

See Note 1, “Basis of Presentation” in the Notes to the consolidated financial statements for additional details regarding the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities.

As of December 31, 2017, there was no established market for certain other securities, and as such, the Company had estimated that historical costs approximated market value. As of January 1, 2018, the Company adopted ASU 2016-01 (See Note 1) and reclassified $3,604 of these other securities without readily determinable market values to other assets.

The following table presents information as of March 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$144	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$800	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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

Fair value option:

The Company elected to measure all loans originated for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.

Net gains of $2,121 and $7,606 resulting from fair value changes of the mortgage loans were recorded in income during the three months ended March 31, 2018 and 2017, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans recorded as of December 31, 2017 which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. At March 31, 2018, there were $45,933 of delinquent GNMA loans that had previously been sold. The Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates on an assessment of potential reputational risk associated with these loans. As such, the Company had $0 in rebooked GNMA loans included in loans held for sale as of March 31, 2018. GNMA optional repurchase loans totaled $43,035 at December 31, 2017 and are included in loans held for sale on the accompanying Consolidated Balance Sheet. See Note 1, “Basis of presentation” in the Notes to the consolidated financial statements for additional details regarding rebooked GNMA loans.

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

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$414,017	$401,087	$12,930
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	501	501	—

December 31, 2017
Mortgage loans held for sale measured at fair value	$482,089	$467,039	$15,050
Past due loans of 90 days or more	320	320	—
Nonaccrual loans	741	741	—

Note (11)—Segment reporting:

The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer (“CEO”), the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through the Mortgage segment utilizing mortgage offices outside of the geographic footprint of the Banking operations as well as internet and correspondent delivery channels. Additionally, the Mortgage Segment includes the servicing of residential retail mortgage loans and the packaging and securitization of loans to governmental agencies. The residential mortgage products and services originated in our Banking footprint and related revenues and expenses are included in our Banking segment. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.

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

The following tables provides segment financial information for the three months ended March 31, 2018 and 2017 follows:

Three Months Ended March 31, 2018	Banking	Mortgage	Consolidated
Net interest income	$48,771	$(342)	$48,429
Provision for loan loss	317	—	317
Mortgage banking income	6,108	22,076	28,184
Change in fair value of mortgage servicing rights (1)	—	(1,713)	(1,713)
Other noninterest income	6,804	—	6,804
Depreciation	978	128	1,106
Amortization of intangibles	853	—	853
Other noninterest mortgage banking expense	5,097	18,782	23,879
Other noninterest expense (2)	30,313	—	30,313
Income before income taxes	24,125	1,111	25,236
Income tax expense			5,482
Net income			19,754
Total assets	$4,220,543	$504,873	$4,725,416
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income, net of hedging gains/losses.
(2)	Included $1,193 in merger and conversion expenses related to the merger with the Clayton Banks.

Three Months Ended March 31, 2017	Banking	Mortgage	Consolidated
Net interest income	$29,856	$395	$30,251
Provision for loan loss	(257)	—	(257)
Mortgage banking income	5,666	19,915	25,581
Net, change in fair value of mortgage servicing rights (1)	—	(501)	(501)
Other noninterest income	6,007	—	6,007
Depreciation and amortization	864	138	1,002
Amortization of intangibles	392	—	392
Other noninterest mortgage banking expense	4,836	17,532	22,368
Other noninterest expense (2)	22,655	—	22,655
Income before income taxes	13,039	2,139	15,178
Income tax expense			5,425
Net income			9,753
Total assets	$2,705,118	$461,341	$3,166,459
Goodwill	46,767	100	46,867
(1)	Included in mortgage banking income.
(2)	Included $487 in merger and conversion expenses related to the merger with the Clayton Banks.

Our Banking segment provides our Mortgage segment with an intercompany warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which eliminated in consolidation, had a prime interest rate of 4.75% and 4.00% as of March 31, 2018 and 2017, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $4,508 and $3,551 for the three months ended March 31, 2018 and 2017, respectively.

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

For March 31, 2018 and December 31, 2017 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2018 and December 31, 2017, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of March 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The table below includes new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of March 31, 2018 and December 31, 2017, the buffer was 1.88% and 1.25%, respectively. The capital conservative buffer will be fully phased in January 1, 2019 at 2.5 percent.

Actual and required capital amounts and ratios are presented below at period-end:

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital (to risk-weighted assets)
FB Financial Corporation	$506,921	12.3%	$328,636	8.0%	$405,865	9.9%	N/A	N/A
FirstBank	476,454	11.6%	328,589	8.0%	405,807	9.9%	$410,736	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$482,515	11.8%	$246,391	6.0%	$323,593	7.9%	N/A	N/A
FirstBank	452,048	11.0%	246,348	6.0%	323,537	7.9%	$246,348	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$482,515	10.7%	$180,043	4.0%	N/A	N/A	N/A	N/A
FirstBank	452,048	10.0%	180,819	4.0%	N/A	N/A	$226,024	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$452,515	11.0%	$184,784	4.5%	$261,982	6.4%	N/A	N/A
FirstBank	452,048	11.0%	184,761	4.5%	261,950	6.4%	$266,877	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
FB Financial Corporation	$496,422	12.0%	$330,672	8.0%	$382,340	9.3%	N/A	N/A
FirstBank	466,102	11.3%	329,984	8.0%	381,544	9.3%	$412,480	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$472,381	11.4%	$247,969	6.0%	$299,629	7.3%	N/A	N/A
FirstBank	442,061	10.7%	247,422	6.0%	298,968	7.3%	$247,422	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.5%	$180,643	4.0%	N/A	N/A	N/A	N/A
FirstBank	442,061	9.8%	180,987	4.0%	N/A	N/A	$226,234	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$442,381	10.7%	$185,874	4.5%	$237,506	5.8%	N/A	N/A
FirstBank	442,061	10.7%	185,567	4.5%	237,113	5.8%	$268,041	6.5%

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

Following the initial public offering, participants in the EBI Plans were given the option to elect conversion of their outstanding cash-settled EBI Units to stock-settled EBI Units. At March 31, 2018 and December 31, 2017, there were 29,172 and 67,470 units valued at $1,184 and $2,833, respectively, outstanding under the equity based incentive plans for employees who elected cash settlement of EBI units. Expense related to the cash settled EBI for the three months ended March 31, 2018 and 2017 was $117 and $298, respectively.

The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed above, outstanding at March 31, 2018 and 2017:

	March 31,
	2018		2017
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	1,214,325	$19.97	1,200,848	19.00
Grants	105,429	39.90	73,801	33.48
Released and distributed (vested)	(170,160)	21.24	(70,687)	19.00
Forfeited/expired	(5,556)	19.00	(544)	19.00
Balance at end of period (unvested)	1,144,038	$21.11	1,203,418	19.15

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units discussed above, was $3,614 and $1,343 for the three months ended March 31, 2018 and 2017, respectively.

The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units discussed above, was $1,811 and $1,352 for the three months ended March 31, 2018 and 2017, respectively. This included a one-time expense of $249 related to the modification of vesting terms of certain grants during the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, there were $15,696 and $12,950, respectively, of total unrecognized compensation cost related to nonvested restricted stock units, excluding cash-settled EBI units discussed above, which is expected to be recognized over a weighted-average period of 2.78 years and 2.80 years, respectively.

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95%, of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). There were 16,537 shares issued under the ESPP during the three months ended March 31, 2018. There were no such issuances during the three months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, there were 2,444,428 shares and 2,460,965 shares, respectively, available for issuance under the ESPP.

Note (14)—Related party transactions:

(A) Loans:

The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business.

An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2018	$21,012
New loans and advances	1,611
Repayments	(1,537)
Loans outstanding at March 31, 2018	$21,086

Unfunded commitments to certain executive officers and directors and their associates totaled $6,373 and $4,672 at March 31, 2018 and December 31, 2017, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $107,453 and $110,465 as of March 31, 2018 and December 31, 2017, respectively.

(C) Leases:

The Bank leases various office spaces from entities related to the majority shareholder and his son, who is also a Director of the Company, under varying terms. The Company had $132 and $137 in unamortized leasehold improvements related to these leases at March 31, 2018 and December 31, 2017, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $148 and $126 for the three months ended March 31, 2018 and 2017, respectively.

(D) Other Investments:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $183 and $200 as of March 31, 2018 and December 31, 2017, respectively.

(E) Aviation time sharing agreement:

Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by the majority shareholder and his son, who is also a Director of the Company. This replaces the previous agreement dated December 21, 2012. During the three months ended March 31, 2018 and 2017, the Company made payments of $72 and $25, respectively, under these agreements.

ITEM 2—Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at March 31, 2018 and December 31, 2017 and our results of operations for the three months ended March 31, 2018 and 2017, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (this “Report”).

Cautionary note regarding forward-looking statements

Certain statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to the Company’s business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of the Clayton Banks acquisition, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements, which are based upon certain assumptions and estimates and describe the Company’s future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates and projections will be achieved. Accordingly, the Company cautions investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report including, without limitation, the risks and other factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018 under the captions “Cautionary note regarding forward-looking statements” and “Risk factors.” Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.

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

Overview

We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At March 31, 2018, our footprint included 56 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville, Alabama and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

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

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the period indicated:

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
	2018	2017	2017
Statement of Income Data
Total interest income	$54,848	$32,889	$169,613
Total interest expense	6,419	2,638	16,342
Net interest income	48,429	30,251	153,271
Provision for loan losses	317	(257)	(950)
Total noninterest income	33,275	31,087	141,581
Total noninterest expense	56,151	46,417	222,317
Net income before income taxes	25,236	15,178	73,485
Income tax expense	5,482	5,425	21,087
Net income	19,754	9,753	52,398
Net interest income (tax—equivalent basis)	48,799	30,963	156,094
Per Common Share
Basic net income	0.65	0.40	1.90
Diluted net income	0.63	0.40	1.86
Book value(1)	19.92	14.16	19.54
Tangible book value(4)	14.99	12.05	14.56
Selected Balance Sheet Data
Cash and due from banks	53,060	53,748	29,831
Loans held for investment	3,244,663	1,900,995	3,166,911
Allowance for loan losses	(24,406)	(22,898)	(24,041)
Loans held for sale	414,518	365,173	526,185
Investment securities, fair value	597,347	567,886	543,992
Other real estate owned, net	15,334	6,811	16,442
Total assets	4,725,416	3,166,459	4,727,713
Customer deposits	3,684,758	2,699,868	3,578,694
Brokered and internet time deposits	81,393	1,331	85,701
Total deposits	3,766,151	2,701,199	3,664,395
Borrowings	278,293	44,552	333,302
Total shareholders' equity	611,075	342,142	596,729
Selected Ratios
Return on average:
Assets (2)	1.71%	1.25%	1.37%
Shareholders' equity(2)	13.4%	11.9%	11.2%
Average shareholders' equity to average assets	12.8%	10.5%	12.2%
Net interest margin (tax-equivalent basis)	4.64%	4.28%	4.46%
Efficiency ratio	68.7%	75.7%	75.4%
Adjusted efficiency ratio (tax-equivalent basis)(4)	65.5%	73.3%	67.3%
Loans held for investment to deposit ratio	86.2%	70.4%	86.4%
Yield on interest-earning assets	5.25%	4.65%	4.93%
Cost of interest-bearing liabilities	0.85%	0.51%	0.66%
Cost of total deposits	0.55%	0.32%	0.42%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.75%	1.20%	0.76%
Allowance for loan losses to nonperforming loans	253.1%	246.3%	238.1%
Nonperforming loans to loans, net of unearned income	0.30%	0.49%	0.32%
Capital Ratios (Company)
Shareholders' equity to assets	12.9%	10.8%	12.6%
Tier 1 capital (to average assets)	10.7%	10.5%	10.5%
Tier 1 capital (to risk-weighted assets)(3)	11.8%	12.9%	11.4%
Total capital (to risk-weighted assets)(3)	12.3%	13.8%	12.0%
Tangible common equity to tangible assets(4)	10.1%	9.3%	9.7%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.0%	11.7%	10.7%
Capital Ratios (Bank)
Shareholders' equity to assets	12.5%	10.1%	12.6%
Tier 1 capital (to average assets)	10.0%	9.4%	9.8%
Tier 1 capital (to risk-weighted assets)(3)	11.0%	11.5%	10.7%
Total capital to (risk-weighted assets)(3)	11.6%	12.4%	11.3%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.0%	11.5%	10.7%

(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding as of March 31, 2018 and 2017 was 30,671,763 and 24,154,323, respectively, and 30,535,517 as of December 31, 2017.

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

(3)	We calculate our risk-weighted assets using the standardized method of the Basel III Framework for all periods, as implemented by the Federal Reserve and the FDIC.
(4)

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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	March 31,		Year ended December 31,
(dollars in thousands, except per share data)	2018	2017	2017
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$56,151	$46,417	$222,317
Less variable compensation charge related to cash settled equity awards previously issued	—	635	635
Less merger and conversion expenses	1,193	487	19,034
Less loss on sale of MSRs	—	—	249
Adjusted noninterest expense	$54,958	$45,295	$202,399
Net interest income (tax-equivalent basis)	$48,799	$30,963	$156,094
Total noninterest income	33,275	31,087	141,581
Less change in fair value on MSRs	(1,713)	(501)	(3,424)
Less (loss) gain on sales of other real estate	(186)	748	774
Less gain (loss) on other assets	68	—	(664)
Less (loss) gain on securities	(47)	1	285
Adjusted noninterest income	$35,153	$30,839	$144,610
Adjusted operating revenue	$83,952	$61,802	$300,704
Efficiency ratio (GAAP)	68.7%	75.7%	75.4%
Adjusted efficiency ratio (tax-equivalent basis)	65.5%	73.3%	67.3%

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

The following table presents, as of the dates set forth below, reconciliations of our tangible common equity to our total shareholders’ equity, our tangible book value per share to our book value per share and our tangible common equity to tangible assets to our total shareholders’ equity to total assets:

	As of March 31,		As of December 31,
(dollars in thousands, except per share data)	2018	2017	2017
Tangible Assets
Total assets	$4,725,416	$3,166,459	$4,727,713
Adjustments:
Goodwill	(137,190)	(46,867)	(137,190)
Core deposit and other intangibles	(14,027)	(4,171)	(14,902)
Tangible assets	$4,574,199	$3,115,421	$4,575,621
Tangible Common Equity
Total shareholders' equity	$611,075	$342,142	$596,729
Adjustments:
Goodwill	(137,190)	(46,867)	(137,190)
Core deposit and other intangibles	(14,027)	(4,171)	(14,902)
Tangible common equity	$459,858	$291,104	$444,637
Common shares outstanding	30,671,763	24,154,323	30,535,517
Book value per common share	$19.92	$14.16	$19.54
Tangible book value per common share	14.99	12.05	14.56
Total shareholders' equity to total assets	12.9%	10.8%	12.6%
Tangible common equity to tangible assets	10.1%	9.3%	9.7%

Mergers and acquisitions

Clayton Bank and Trust and American City Bank

Effective July 31, 2017, the Company and FirstBank completed the previously announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement dated February 8, 2017, as amended on May 26, 2017, with Clayton HC, Inc., a Tennessee Corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller. The transaction was valued at approximately $236.5 million. The Company issued 1,521,200 shares of common stock and paid approximately $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. After finalizing purchase accounting adjustments, the Clayton Banks merger added approximately $1,215.8 million in total assets, $1,059.7 million in loans, and $979.5 million in deposits. Operating results for the three months ended March 31, 2018 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks. Substantially all of the operations of the Clayton Banks are included in the Banking segment. We incurred merger and conversion expenses connected with this transaction amounting to $1.2 million and $0.5 million during the three months ended March 31, 2018 and 2017, respectively.

Factors affecting comparability of financial results

Tax legislation changes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Reform Act reduces the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Reform Act includes other changes, including, but not limited to, immediate deductions for certain new investments instead of deductions for depreciation expense over time, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. For more information regarding the impact of the Tax Reform Act on the Company, see Note 15, “Income Taxes” in the notes to our consolidated financial statements on Form 10-K filed with the SEC on March 16, 2018.

Overview of recent financial performance

Results of operations

For the three months ended March 31, 2018, net income was $19.8 million compared to $9.8 million in the three months ended March 31, 2017. Pre-tax income was $25.2 million in the three months ended March 31, 2018 compared with $15.2 million in the same period in 2017. Diluted earnings per share were $0.63 and $0.40 for the three months ended March 31, 2018 and 2017, respectively. Our net income represented a ROAA of 1.71% and 1.25% for the three months ended March 31, 2018 and 2017, respectively, and a ROAE of 13.4% and 11.9% for the same periods. Our ratio of average shareholders’ equity to average assets in the three months ended March 31, 2018 and 2017 was 12.8% and 10.5%, respectively.

During the three months ended March 31, 2018, net interest income increased to $48.1 million compared to $30.5 million in the three months ended March 31, 2017, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth, partly attributable to the Clayton Banks merger. Our net interest margin, on a tax-equivalent basis, increased to 4.64% for the three months ended March 31, 2018 as compared to 4.28% for the three months ended March 31, 2017 due to loan and deposit growth and the impact of the product mix acquired from the Clayton Banks increased loan rates and fees during the period in addition to our continued efforts to control our cost of funds. Noninterest income for the three months ended March 31, 2018 compared to the same period in 2017 increased by $2.2 million, or 7.0%, primarily due to increased mortgage banking income.

Noninterest expense also increased to $56.2 million for the three months ended March 31, 2018 compared to $46.4 million for the three months ended March 31, 2017.  The increase was a result of our overall growth and added operational costs resulting from the merger with the Clayton Banks in addition to increases in personnel costs associated with our growth.

Financial condition

Our total assets remained flat at $4.73 billion at March 31, 2018 as compared to $4.73 billion at December 31, 2017. Loans held for investment increased $77.8 million to $3.24 billion, offset by a decline in loans held for sale of $111.7 million to $414.5 million at March 31, 2018.

We grew total deposits by $101.8 million to $3.77 billion at March 31, 2018 as compared to $3.66 billion at December 31, 2017. Noninterest bearing deposits as a percentage of total deposits was 24.7% at March 31, 2018 compared to 24.2% at December 31, 2017.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See “Part I. Financial Information – Notes to Consolidated Financial Statements – Note (11) – Segment reporting” in this Report.

Banking

Income before taxes from the Banking segment increased by $11.1 million, or 85.0%, in the three months ended March 31, 2018 to $24.1 million as compared to $13.0 million in the three months ended March 31, 2017. The increase reflects an improvement of $18.9 million in net interest income due to an increase of $1.3 billion in average loan balances driven by our growth including our merger with the Clayton Banks combined with favorable interest rates and a continuing strong credit environment. Noninterest expense increased $8.5 million, primarily due to increased costs associated with our growth including personnel costs and operational costs resulting from our merger with the Clayton Banks.

Mortgage

Income before taxes from the Mortgage segment decreased 48.1% in the three months ended March 31, 2018 to $1.1 million as compared to $2.1 million in the three months ended March 31, 2017 primarily due to a decrease of $1.2 million in the fair value of mortgage servicing rights during the three months ended March 31, 2018. Noninterest income increased $0.9 million to $20.4 million for the three months ended March 31, 2018 as compared to $19.4 million for the three months ended March 31, 2017, driven by increased interest rate lock commitment volume during the period. Interest rate lock commitment volume increased $530.8 million, or 33.2%, during the three months ended March 31, 2018 primarily due to increased activity in our correspondent channel, which was established during 2016. The change in fair value on MSRs included in mortgage banking income amounted to a $3.5 million increase in fair value of the asset offset by a loss on hedging activities related to the MSR of $5.2 million during the three months ended March 31, 2018. This compares to a decline in fair value on MSRs of $0.5 million for the three months ended March 31, 2017. The asset was not hedged during the three months ended March 31, 2017. Interest rate lock commitments in the pipeline at March 31, 2018 were $693.0 million compared with $449.0 million at March 31, 2017 and $504.2 million at December 31, 2017.

Results of operations

Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, which enhances comparability of net interest income arising from taxable and tax-exempt sources. The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% and 39.23% for the three months ended March 31, 2018 and 2017, respectively.

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Net interest income increased 60.1% to $48.4 million in the three months ended March 31, 2018 compared to $30.3 million in the three months ended March 31, 2017. On a tax-equivalent basis, net interest income increased $17.8 million to $48.8 million in the three months ended March 31, 2018 as compared to $31.0 million in the three months ended March 31, 2017. The increase in tax-equivalent net interest income in the three months ended March 31, 2018 was primarily driven by increased volume and rates on loans held for investment resulting in a $21.5 million increase in interest income from loans held for investment.

Interest income, on a tax-equivalent basis, was $55.2 million for the three months ended March 31, 2018, compared to $33.6 million for the three months ended March 31, 2017, an increase of $21.6 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Loan income on loans held for investment, on a tax-equivalent basis, increased $21.6 million to $46.6 million from $25.0 million for the three months ended March 31, 2018 and 2017, respectively, primarily due to increased average loan balances of $1,322.5 million. The tax-equivalent yield on loans was 5.92%, up 48 basis points from the three months ended March 31, 2017. The increase in yield was primarily due to an increase of 63 basis points attributable to an increase in contractual interest rates on loans held for investment during the period.

The components of our loan yield, a key driver to our NIM for the three months ended March 31, 2018 and 2017, were as follows:

	March 31, 2018		March 31, 2017
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)	$41,536	5.28%	$21,461	4.65%
Origination and other loan fee income	2,867	0.37%	1,497	0.33%
Accretion on purchased loans	1,687	0.21%	1,160	0.25%
Nonaccrual interest collections	399	0.05%	619	0.13%
Syndicated loan fee income	75	0.01%	353	0.08%
Total loan yield	$46,564	5.92%	$25,090	5.44%
(1)	Includes tax-equivalent adjustment

Accretion on purchased loans contributed 16 basis points to the NIM for the three months ended March 31, 2018 and 2017. Additionally, nonaccrual interest income and syndicated loan fees contributed 4 and 9 basis points to the NIM for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018, interest income on loans held for sale increased by $0.2 million compared to the three months ended March 31, 2017. The increase resulted primarily from increases due to volume of $0.5 million. For the three months ended March 31, 2018, investment income, on a tax-equivalent basis, decreased slightly to $4.1 million for the three months ended March 31, 2018 compared to $4.3 million for the three months ended March 31, 2017. The average balance in the investment portfolio for the three months ended March 31, 2018 was $566.9 million compared to $574.2 million in the three months ended March 31, 2017. The decline in the balance is driven by the use of investment cash flow to fund loan growth and overall asset liability management.

Interest expense was $6.4 million for the three months ended March 31, 2018, an increase of $3.8 million compared to the three months ended March 31, 2017. The increase in interest expense was primarily due to an increase in deposit interest expense driven by overall increased interest rates and growth in deposit volume driven by our merger with the Clayton Banks. Interest expense on deposits was $5.1 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. The cost of total deposits was 0.55% and 0.32% for the three months ended March 31, 2018 and 2017, respectively. The cost of interest-bearing deposits was 0.73% and 0.43% for the same periods. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense to $1.9 million and $1.8 million from $0.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, driven by an increase in rate and balances. The rate on money markets was 0.79%, up 35 basis points from the three months ended March 31, 2017. Time deposit interest expense also increased $1.2 million from the three months ended March 31, 2017. Average time deposit balances increased $311.7 million to $701.9 million from $390.2 million during the three months ended March 31, 2018.  The rate on total time deposits was 1.01%, up 41 basis points from the three months ended March 31, 2017. The increase is due to a change in product mix attributable to our merger with the Clayton Banks, which increased average brokered and internet time deposits by $82.7 million during the three months ended March 31, 2018 compared to the same period in 2017. The rate on brokered and internet time deposits carry an inherently higher rate at 1.61% for the three months ended March 31, 2018 than traditional customer time deposits. Our customer time deposits carried a rate of 0.93% during the three months ended March 31, 2018 compared to 0.61% in the same period in the previous year, reflecting an increase in rates. Interest expense on borrowings was $1.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, while the cost of total borrowings was 2.12% and 1.93% for the three months ended March 31, 2018 and 2017, respectively. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Our NIM, on a tax-equivalent basis, increased to 4.64% during the three months ended March 31, 2018 from 4.28% in the three months ended March 31, 2017, primarily a result of increased loan yield driven by an increase in contractual rates in an increasing rate environment.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2018			2017
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,192,490	$46,564	5.92%	$1,869,951	$25,090	5.44%
Loans held for sale	434,573	4,173	3.89%	381,932	3,957	4.20%
Securities:
Taxable	457,826	2,852	2.53%	456,634	2,567	2.28%
Tax-exempt(4)	109,116	1,251	4.65%	117,615	1,711	5.90%
Total Securities(4)	566,942	4,103	2.94%	574,249	4,278	3.02%
Federal funds sold	20,325	73	1.46%	14,327	27	0.76%
Interest-bearing deposits with other financial institutions	35,463	165	1.89%	82,981	171	0.84%
FHLB stock	11,806	140	4.81%	7,743	78	4.09%
Total interest earning assets(4)	4,261,599	55,218	5.25%	2,931,183	33,601	4.65%
Noninterest Earning Assets:
Cash and due from banks	43,261			51,614
Allowance for loan losses	(24,311)			(21,955)
Other assets(3)	397,945			211,307
Total noninterest earning assets	416,895			240,966
Total assets	$4,678,494			$3,172,149
Interest-bearing liabilities:
Interest bearing deposits:
Customer time deposits	$617,784	$1,423	0.93%	$388,744	$582	0.61%
Broker and internet time deposits	84,125	333	1.61%	1,468	1	0.28%
Time deposits	701,909	1,756	1.01%	390,212	583	0.61%
Money market	975,831	1,890	0.79%	729,934	785	0.44%
Negotiable order of withdrawals	943,707	1,357	0.58%	718,957	695	0.39%
Savings deposits	179,925	68	0.15%	136,627	51	0.15%
Total interest bearing deposits	2,801,372	5,071	0.73%	1,975,730	2,114	0.43%
Other interest-bearing liabilities:
FHLB advances	211,735	917	1.76%	60,569	191	1.28%
Other borrowings	15,160	25	0.67%	18,884	10	0.21%
Long-term debt	30,930	406	5.32%	30,930	323	4.24%
Total other interest-bearing liabilities	257,825	1,348	2.12%	110,383	524	1.93%
Total Interest-bearing liabilities	3,059,197	6,419	0.85%	2,086,113	2,638	0.51%
Noninterest bearing liabilities:
Demand deposits	927,213			708,612
Other liabilities	92,886			44,246
Total noninterest-bearing liabilities	1,020,099			752,858
Total liabilities	4,079,296			2,838,971
Shareholders' equity	599,198			333,178
Total liabilities and shareholders' equity	$4,678,494			$3,172,149
Net interest income (tax-equivalent basis)		$48,799			$30,963
Interest rate spread (tax-equivalent basis)			4.40%			4.14%
Net interest margin (tax-equivalent basis)(5)			4.64%			4.28%
Average interest-earning assets to average interest-bearing liabilities			139.3%			140.5%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $2.9 million and $1.5 million, accretion of $1.7 million and $1.2 million, nonaccrual interest collections of $0.4 million and $0.6 million and syndication fee income of $0.1 million and $0.4 million are included in interest income in the three months ended March 31, 2018 and 2017, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.4 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three months ended March 31, 2018 and 2017. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three months ended March 31, 2018 compared to three months ended March 31, 2017 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$19,290	$2,184	$21,474
Loans held for sale	505	(289)	216
Securities available for sale and other securities:
Taxable	7	278	285
Tax Exempt(2)	(97)	(363)	(460)
Federal funds sold and balances at Federal Reserve Bank	22	24	46
Time deposits in other financial institutions	(221)	215	(6)
FHLB stock	48	14	62
Total interest income(2)	19,554	2,063	21,617
Interest-bearing liabilities:
Time deposits	780	393	1,173
Money market	476	629	1,105
Negotiable order of withdrawal accounts	323	339	662
Savings deposits	16	1	17
FHLB advances	655	71	726
Other borrowings	(6)	21	15
Long-term debt	—	83	83
Total interest expense	2,244	1,537	3,781
Change in net interest income(2)	$17,310	$526	$17,836
(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $2.9 million and $1.5 million, accretion of $1.7 million and $1.2 million, nonaccrual interest collections of $0.4 million and $0.6 million and syndication fee income of $0.1 million and $0.4 million are included in interest income in the three months ended March 31, 2018 and 2017, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $21.7 million increase in loans and loans held for sale interest income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was the primary driver of the $17.8 million increase in net interest income. The increase in loan interest income, on loans held for investment of $21.5 million was driven by an increase in average loans held for investment of $1,322.5 million, or 70.7%, to $3.2 billion as of March 31, 2018, as compared to $1.9 billion as of March 31, 2017, which was driven by our merger with the Clayton Banks and loan growth in our metropolitan markets. The increase in interest income on loans held for sale of $0.2 million was driven by an increase in volume during the period.

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Our provision for loan losses for the three months ended March 31, 2018 was $0.3 million as compared to a reversal of $0.3 million for the three months ended March 31, 2017.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, securities gains and all other noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Mortgage banking income	$26,471	$25,080
Service charges on deposit accounts	2,097	1,766
ATM and interchange fees	2,361	2,047
Investment services and trust income	1,206	814
(Loss) gain from securities, net	(47)	1
(Loss) gain on sales or write-downs of other real estate owned	(186)	748
Other	1,373	631
Total noninterest income	$33,275	$31,087

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Noninterest income was $33.3 million for the three months ended March 31, 2018, an increase of $2.2 million, or 7.0%, as compared to $31.1 million for the three months ended March 31, 2017. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 2.9% in the three months ended March 31, 2018 as compared to 4.0% in the three months ended March 31, 2017.

Mortgage banking income primarily includes origination fees on mortgage loans including fees from wholesale and third party origination services and gains and losses on the sale of mortgage loans, change in fair value of mortgage loans and derivatives, and mortgage servicing fees. Mortgage banking income was $26.5 million and $25.1 million for the three months ended March 31, 2018 and 2017, respectively.

During the first quarter of 2018, the Bank’s mortgage operations had closings of $1,617.1 million which generated $23.4 million in gains and related fair value changes included in mortgage banking income. This compares to $1,346.5 million and $22.8 million for the three months ended March 31, 2017. The decrease in gains (losses) on sale were driven by an increase in interest rate lock volume of $530.8 million, or 33.2%, to $2,129.0 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, due to growth in the correspondent delivery channel, which was established during 2016. With the increasing rates and a change in the mix of sales volume, including a lower contribution margin from the newly established correspondent delivery channel, the Company is currently seeing a decline in mortgage sales margins from the same period in the previous year. Income from mortgage servicing was $4.8 million and $2.7 for the three months ended March 31, 2018 and 2017, respectively, offset by a decline in fair value on MSRs of $1.7 million and $0.5 million in the three months ended March 31, 2018 and 2017, respectively.

The components of mortgage banking income for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Mortgage banking income:
Origination and sales of mortgage loans	$23,481	$27,577
Net change in fair value of loans held for sale and derivatives	(90)	(4,744)
Change in fair value on MSRs	(1,713)	(501)
Mortgage servicing income	4,793	2,748
Total mortgage banking income	$26,471	$25,080

Closing volume	$1,617,103	$1,346,535
Interest rate lock commitment volume	$2,128,986	$1,598,230
Outstanding principal balance of mortgage loans serviced	$7,423,932	$4,102,412

Mortgage banking income attributable to our Banking segment was $6.1 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively, and mortgage banking income attributable to our Mortgage segment was $20.4 million and $19.4 million for the three months ended March 31, 2018 and 2017, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $2.1 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase is due to the contributed deposits of the Clayton Banks.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased by $0.3 million to $2.4 million during the three months ended March 31, 2018 from $2.0 million for the three months ended March 31, 2017, also primarily due to the merger with the Clayton Banks.

Loss on securities for the three months ended March 31, 2018 was $47 thousand compared to gains on securities for the three months ended March 31, 2017 of $1 thousand. The loss in the three months ended March 31, 2018 includes a $38 thousand charge for decline in fair value on equity securities. The net resulting loss on securities are attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management.

Net loss on sales or write-downs of other real estate owned for the three months ended March 31, 2018 was $0.2 million compared to a net gain of $0.7 million for the three months ended March 31, 2017. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the three months ended March 31, 2018 increased to $1.4 million as compared to $0.6 million for the three months ended March 31, 2017, reflecting the contribution from the Clayton Banks.

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

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Salaries and employee benefits	$34,149	$29,006
Occupancy and equipment expense	3,605	3,109
Legal and professional fees	2,043	1,428
Data processing expense	2,035	1,501
Merger and conversion expense	1,193	487
Amortization of core deposit and other intangibles	853	392
Regulatory fees and deposit insurance assessments	562	435
Other real estate owned expense	247	244
Software license and maintenance fees	467	457
Advertising	3,282	2,932
Other	7,715	6,426
Total noninterest expense	$56,151	$46,417

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Noninterest expense increased by $9.7 million during the three months ended March 31, 2018 to $56.2 million as compared to $46.4 million in the three months ended March 31, 2017. This increase resulted primarily from the $5.1 million increase in salary and employee benefits and overall increases associated with our growth and merger with the Clayton Banks.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 60.8% and 62.5% of total noninterest expense in the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, salaries and employee benefits expense increased $5.1 million, or 17.7%, to $34.1 million as compared to $29.0 million for the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 was primarily due to increased costs associated with our growth, including our merger with the Clayton Banks.

Salaries and employee benefits also reflects $1.8 million and $1.4 million accrued for equity compensation grants during the three months ended March 31, 2018 and 2017, respectively. These grants comprise restricted stock units granted that were made in conjunction with the IPO to all full-time associates and extended to new associates and retained former Clayton employees at the end of 2017 in addition to stock-based performance grants made during the first quarter of each year subsequent to the IPO.

Occupancy and equipment expense in the three months ended March 31, 2018 was $3.6 million, up slightly compared to $3.1 million for the three months ended March 31, 2017, reflecting the impact of the Clayton Banks.

Legal and professional fees increased slightly to $2.0 million for the three months ended March 31, 2018 as compared to $1.4 million for the three months ended March 31, 2017. The increase in legal and professional fees is attributable to our growth and volume of business.

Merger and conversion expenses related to the merger with the Clayton Banks were $1.2 million for the three months ended March 31, 2018 as compared to $0.5 million for the three months ended March 31, 2017. Expenses incurred during the first quarter of 2018 related primarily to the conversion of the Clayton Banks onto our core system, Jack Henry Silverlake.

Data processing costs increased $0.5 million to $2.0 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 was attributable to our growth and volume of transaction processing.

Amortization of core deposits and other intangibles totaled $0.9 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017. The increase is due to the additional core deposit intangible and other intangibles recognized in our merger with the Clayton Banks.

Regulatory fees and deposit insurance assessments increased slightly to $0.6 million from $0.4 for the three months ended March 31, 2018 and 2017.

Other real estate owned expense was $0.2 million for the three months ended March 31, 2018 and 2017. Sales of real estate amounting to $1.6 million and $1.5 million was the primary driver for the expense during the three months ended March 31, 2018 and 2017, respectively.

Software license and maintenance fees for the three months ended March 31, 2018 were $0.5 million, flat compared to the three months ended March 31, 2017.

Advertising costs for the three months ended March 31, 2018 were $3.3 million, an increase of $0.4 million compared to $2.9 million for the three months ended March 31, 2017. This increase was largely attributable to our merger with the Clayton Banks and increased overall volume of business and footprint.

Other noninterest expense for three months ended March 31, 2018 was $7.7 million, an increase of $1.3 million from the three months ended March 31, 2017, reflecting the impact of the Clayton Banks merger and increases in various other expenses in mortgage servicing and other mortgage banking activities and expenses.

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

Our efficiency ratio was 68.7% and 75.7% for the three months ended March 31, 2018 and 2017, respectively. Our adjusted efficiently ratio, on a tax-equivalent basis, was 65.5% and 67.3% for the three months ended March 31, 2018 and 2017, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	March 31,		Year Ended December 31,
	2018	2017	2017
Return on average total assets	1.71%	1.25%	1.37%
Return on average shareholders' equity	13.4%	11.9%	11.2%
Dividend payout ratio	—	—	—
Average shareholders’ equity to average assets	12.8%	10.5%	12.2%

Income tax

Income tax expense was $5.5 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. This reflects the federal rate change enacted by the Tax Reform Act on December 22, 2017. As such, our effective tax rates for the three months ended March 31, 2018 and 2017 were 21.72% and 35.74%, respectively.

Financial condition

The following discussion of our financial condition compares the three months ended March 31, 2018 with the year ended December 31, 2017.

Total assets

Our total assets were $4.73 billion at March 31, 2018, level with total assets of $4.73 billion as of December 31, 2017. While there was an increase of $77.8 million in loans held for investment, driven by strong demand for our loan products in our markets and the success of our growth initiatives, this was offset by a $111.7 million decrease in loans held for sale, largely attributable to our derecognition of rebooked GNMA delinquent loans, which made up $43.0 million of total loans held for sale as of December 31, 2017. Management will continue to monitor conditions surrounding delinquent GNMA loans and will reevaluate booking the loans on a quarterly basis.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 68.7% and 67.0% of our total assets as of March 31, 2018 and December 31, 2017, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Purchased loans”).  At March 31, 2018 and December 31, 2017, loans held for investment included approximately $77.0 million and $62.9 million, respectively, related to Purchased loans.  Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.  At March 31, 2018 and December 31, 2017, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $77.8 million, or 2.5%, to $3.24 billion as of March 31, 2018 as compared to $3.17 billion as of December 31, 2017. Our loan growth during the three months ended March 31, 2018 has been comprised of increases of $50.0 million, or 7.0%, in commercial and industrial, $18.2 million, or 4.1%, in construction loans, $3.5 million, or 0.7%, in owner occupied commercial real estate, $10.5 million, or 1.9%, in non-owner occupied commercial real estate, $14.4 million, or 2.0%, in residential real estate partly offset by a decrease of  $18.9 million, or 8.7%, in consumer and other, respectively. The increase in loans during the three months ended March 31, 2018 is attributable to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$765,115	24%	$715,075	23%
Construction	466,495	14%	448,326	14%
Residential real estate:
1-to-4 family	491,725	15%	480,989	15%
Line of credit	197,740	6%	194,986	6%
Multi-family	63,295	2%	62,374	2%
Commercial real estate:
Owner-Occupied	499,331	16%	495,872	16%
Non-Owner Occupied	562,128	17%	551,588	17%
Consumer and other	198,834	6%	217,701	7%
Total loans	$3,244,663	100%	$3,166,911	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2018 and December 31, 2017, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Banking regulators have established thresholds of less than 100% for concentrations in construction lending and less than 300% for concentrations in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total risk-based capital. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to total risk-based capital. Management strives to operate within the thresholds set forth above. When a company’s ratios are in excess of one or both these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management. The table below shows concentration ratios for the Bank and Company as of March 31, 2018 and December 31, 2017, which were both within the stated thresholds.

	As a percentage (%) of risk-based capital
	FirstBank	FB Financial Corporation
March 31, 2018
Construction	97.9%	92.0%
Commercial real estate	229.3%	215.6%
December 31, 2017
Construction	96.2%	90.3%
Commercial real estate	228.3%	214.4%

Loan categories

The principal categories of our loan held for investment portfolio are discussed below:

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of March 31, 2018, our commercial and industrial loans comprised of $765.1 million, or 24% of loans, compared to $715.1 million, or 23%, of loans as of December 31, 2017.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of March 31, 2018, our owner occupied commercial real estate loans comprised $499.3 million, or 16% of loans, compared to $495.9 million, or 16%, of loans as of December 31, 2017.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of March 31, 2018, our non-owner occupied commercial real estate loans comprised $562.1 million, or 17% of loans, compared to $551.6 million, or 17%, of loans as of December 31, 2017.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of March 31, 2018, our residential real estate mortgage loans comprised $491.7 million, or 15% of loans, compared to $481.0 million, or 15%, of loans as of December 31, 2017.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of March 31, 2018 comprised $197.7 million, or 6% of loans, compared to $195.0 million, or 6%, of loans as of December 31, 2017.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of March 31, 2018, comprised $63.3 million, or 2% of loans, compared to $62.4 million, or 2%, of loans as of December 31, 2017.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of March 31, 2018, our construction loans comprised $466.5 million, or 14% of loans, compared to $448.3 million, or 14%, of loans as of December 31, 2017.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes without real estate and personal lines of credit. Consumer loans are generally secured by vehicles, manufactured homes, or other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of March 31, 2018, our consumer and other loans comprised $198.8 million, or 6% of loans, compared to $217.7 million, or 7%, of loans as of December 31, 2017.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of March 31, 2018 and December 31, 2017. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of March 31, 2018
Commercial and industrial	$301,233	$345,727	$118,155	$765,115
Commercial real estate:
Owner occupied	83,002	288,185	128,144	499,331
Non-owner occupied	86,322	256,589	219,217	562,128
Residential real estate:
1-to-4 family	51,299	208,988	231,438	491,725
Line of credit	22,040	38,939	136,761	197,740
Multi-family	4,315	22,134	36,846	63,295
Construction	217,077	185,418	64,000	466,495
Consumer and other	27,604	57,638	113,592	198,834
Total ($)	$792,892	$1,403,618	$1,048,153	$3,244,663
Total (%)	24.44%	43.26%	32.30%	100.00%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2017
Commercial and industrial	$311,406	$304,202	$99,467	$715,075
Commercial real estate:
Owner occupied	87,299	277,204	131,369	495,872
Non-owner occupied	85,892	250,050	215,646	551,588
Residential real estate:
1-to-4 family	47,063	203,984	229,942	480,989
Line of credit	17,188	41,368	136,430	194,986
Multi-family	4,354	20,803	37,217	62,374
Construction	202,787	172,094	73,445	448,326
Consumer and other	47,016	61,231	109,454	217,701
Total ($)	$803,005	$1,330,936	$1,032,970	$3,166,911
Total (%)	25.36%	42.03%	32.62%	100.00%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of March 31, 2018 and December 31, 2017:

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2018
Commercial and industrial	$196,901	$266,981	$463,882
Commercial real estate:
Owner occupied	351,639	64,690	416,329
Non-owner occupied	234,904	240,902	475,806
Residential real estate:
1-to-4 family	387,643	52,783	440,426
Line of credit	988	174,712	175,700
Multi-family	57,340	1,640	58,980
Construction	81,486	167,932	249,418
Consumer and other	164,756	6,474	171,230
Total ($)	$1,475,657	$976,114	$2,451,771
Total (%)	60.19%	39.81%	100.00%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2017
Commercial and industrial	$176,858	$226,811	$403,669
Commercial real estate:
Owner occupied	333,577	74,996	408,573
Non-owner occupied	244,652	221,044	465,696
Residential real estate:
1-to-4 family	383,334	50,592	433,926
Line of credit	757	177,041	177,798
Multi-family	56,313	1,707	58,020
Construction	90,003	155,536	245,539
Consumer and other	162,529	8,156	170,685
Total ($)	$1,448,023	$915,883	$2,363,906
Total (%)	61.26%	38.74%	100.00%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2018
One year or less	$340,602	$452,290	$792,892
One to five years	837,843	565,775	1,403,618
More than five years	637,814	410,339	1,048,153
Total ($)	$1,816,259	$1,428,404	$3,244,663
Total (%)	55.98%	44.02%	100.00%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2017
One year or less	$342,779	$460,226	$803,005
One to five years	830,210	500,726	1,330,936
More than five years	617,813	415,157	1,032,970
Total ($)	$1,790,802	$1,376,109	$3,166,911
Total (%)	56.55%	43.45%	100.00%

Of the loans shown above with floating interest rates totaling $1,428.4 million as of March 31, 2018, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of March 31, 2018
Loans with current rates above floors	$132,890	—	$228,847	—	$264,513	—
Loans with current rates below floors:
1-25 bps	8,376	24.98	47,622	24.66	30,439	24.67
26-50 bps	383	50.00	4,132	49.80	944	38.59
51-75 bps	1,774	75.00	5,505	71.60	13,353	74.01
76-100 bps	143	100.00	40	100.00	1,232	98.13
101-125 bps	1,362	125.00	6,138	124.95	4,109	109.07
126-150 bps	7,043	134.96	—	—	300	140.48
151-200 bps	—	—	119	179.25	174	155.56
200-250 bps	50	225.00	87	231.53	290	226.33
251 bps and above	—	—	16	325.00	13	375.00
Total loans with current rates below floors	$19,131	9.92	$63,659	9.59	$50,854	7.88

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

As of March 31, 2018 and December 31, 2017, we had $27.8 million and $72.3 million, respectively, in nonperforming assets. As of March 31, 2018 and December 31, 2017, other real estate owned included $5.5 million and $5.9 million, respectively, of excess land and facilities acquired from the Clayton Banks that is held for sale. Other nonperforming assets as of March 31, 2018 and December 31, 2017 also included $0.7 million and $0.7 million, respectively, of restricted marketable equity securities received in satisfaction of a previously charged-off loan and $1.7 million and $1.7 million, respectively, in other repossessed assets.

As of December 31, 2017, the amount of loans held for sale that are 90 days or more past due includes government guaranteed GNMA mortgage loans that the Bank, as the original transferor and servicer, has the right, but not obligation, to repurchase totaling $43.0 million at December 31, 2017. We have not exercised and do not expect to exercise the repurchase option. We also recorded an offsetting liability in the same amount. At March 31, 2018, there were $45,933 of delinquent GNMA loans that had previously been sold. As such, we derecognized these loans as of March 31, 2018.  As of March 31, 2018, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.

If our nonperforming assets would have been current during the three months ended March 31, 2018 and 2017, we would have recorded additional income of $135 thousand and $136 thousand, respectively. We had net interest recoveries of $0.4 million for the three months ended March 31, 2018 recognized on loans that had previously been charged off or classified as nonperforming in previous periods. This compares to $0.6 million for the three months ended March 31, 2017.

The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of March 31,		As of December 31,
(dollars in thousands)	2018	2017	2017
Loan Type
Commercial and industrial	$1,529	$1,215	$623
Construction	789	442	541
Residential real estate:
1-to-4 family mortgage	3,076	2,296	3,504
Residential line of credit	726	1,065	833
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,903	2,014	2,940
Non-owner occupied	1,219	2,170	1,371
Consumer and other	401	94	285
Total nonperforming loans held for investment	9,643	9,296	10,097
Loans held for sale (1)	501	—	43,355
Other real estate owned	15,334	6,811	16,442
Other	2,342	1,654	2,369
Total nonperforming assets	$27,820	$17,761	$72,263
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.30%	0.49%	0.32%
Total nonperforming assets as a percentage of total assets	0.59%	0.56%	1.53%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.06%	0.05%	0.04%
Loans restructured as troubled debt restructurings	$8,675	$8,681	$8,604
Troubled debt restructurings as a percentage of loans	0.27%	0.46%	0.27%

(1)

Amount for December 31, 2017 includes $43.0 million in rebooked GNMA loans for which there is no obligation to repurchase. See the previous discussion of serviced GNMA loans eligible for repurchase and the impact of our repurchases of delinquent mortgage loans under the GNMA optional repurchase program (see Note 1 to the unaudited Consolidated Financial Statements).

Total nonperforming loans as a percentage of total loans were 0.3% as of March 31, 2018 as compared to 0.3% as of December 31, 2017. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 253.1% as of March 31, 2018 as compared to 238.1% as of December 31, 2017.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $8.5 million at March 31, 2018, as compared to $15.1 million for the year ended December 31, 2017.

Under acquisition accounting rules, acquired loans were recorded at their estimated fair value. We recorded the loan portfolio acquired from the Clayton Banks at fair value as of the July 31, 2017 acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses.

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $1.4 million were sold during the three months ended March 31, 2018, respectively, resulting in a net loss of $0.2 million. For the same period in the previous year, other real estate owned with a cost basis of $2.2 million were sold during the three months ended March 31, 2017 resulting in a net gain of $0.7 million.

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

Loans totaling $52.8 million and $55.5 million were classified as substandard under our policy at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, $30.7 million and $32.0 million of substandard loans were acquired with deteriorated credit quality in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at March 31, 2018 and December 31, 2017.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of March 31, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$704,689	$54,124	$4,351	$763,164
Construction	441,718	15,468	1,884	459,070
Residential real estate:
1-to-4 family mortgage	452,858	9,027	6,936	468,821
Residential line of credit	194,887	1,677	1,176	197,740
Multi-family mortgage	62,175	138	964	63,277
Commercial real estate:
Owner occupied	457,347	25,962	4,252	487,561
Non-owner occupied	527,134	14,972	1,958	544,064
Consumer and other	172,260	2,379	575	175,214
Total loans, excluding purchased credit impaired loans	$3,013,068	$123,747	$22,096	$3,158,911

Purchased credit impaired loans
Commercial and industrial	$—	$1,351	$600	$1,951
Construction	—	3,422	4,003	7,425
Residential real estate:
1-to-4 family mortgage	—	19,454	3,450	22,904
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	18	18
Commercial real estate:
Owner occupied	—	4,565	7,205	11,770
Non-owner occupied	—	7,517	10,547	18,064
Consumer and other	—	18,704	4,916	23,620
Total purchased credit impaired loans	$—	$55,013	$30,739	$85,752
Total loans	$3,013,068	$178,760	$52,835	$3,244,663

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2017
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076

Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911

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

In addition, on a regular basis, management and the Bank’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $24.4 million and $24.0 million at March 31, 2018 and December 31, 2017, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$4,578	19%	$4,461	19%
Construction	7,866	32%	7,135	30%
Residential real estate:
1-to-4 family mortgage	3,122	13%	3,197	13%
Residential line of credit	1,165	5%	944	4%
Multi-family mortgage	449	2%	434	2%
Commercial real estate:
Owner occupied	3,014	12%	3,558	15%
Non-owner occupied	2,753	11%	2,817	12%
Consumer and other	1,459	6%	1,495	5%
Total allowance	$24,406	100%	$24,041	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended March 31,		Year ended December 31,
(dollars in thousands)	2018	2017	2017
Allowance for loan loss at beginning of period	$24,041	$21,747	$21,747
Charge-offs:
Commercial and industrial	(220)	(169)	(584)
Construction	—	(6)	(27)
Residential real estate:
1-to-4 family mortgage	(60)	(88)	(200)
Residential line of credit	(20)	—	(276)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	—	—	(288)
Non-owner occupied	—	—	—
Consumer and other	(361)	(179)	(1,152)
Total charge-offs	(661)	(442)	(2,527)
Recoveries:
Commercial and industrial	135	83	1,894
Construction	252	29	1,084
Residential real estate:
1-to-4 family mortgage	15	26	159
Residential line of credit	27	56	395
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	23	4	61
Non-owner occupied	51	1,639	1,646
Consumer and other	206	13	532
Total recoveries	709	1,850	5,771
Net recoveries (charge offs)	48	1,408	3,244
Reversal of provision for loan loss	317	(257)	(950)
Allowance for loan loss at the end of period	$24,406	$22,898	$24,041
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.01%	0.31%	0.13%
Allowance for loan loss as a percentage of loans at end of period	0.75%	1.20%	0.76%
Allowance of loan loss as a percentage of nonperforming loans	253.1%	246.3%	238.1%

Mortgage loans held for sale

Mortgage loans held for sale were $414.5 million at March 31, 2018 compared to $526.2 million at December 31, 2017. Closings of mortgage loans held for sale totaled $1,617.1 million and $1,346.5 million for the three months ended March 31, 2018 and 2017, respectively, while interest rate lock volume totaled $2,129.0 million and $1,598.0 million for the same periods. Generally, mortgage closing activity and interest rate lock volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Despite the rising interest rate environment, increased mortgage loan closings during the three months ended March 31, 2018 reflect the expansion of our mortgage business, particularly in our correspondent delivery channel established in 2016.

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

Total deposits were $3.77 billion and $3.66 billion as of March 31, 2018 and December 31, 2017, respectively. Noninterest-bearing deposits at March 31, 2018 and December 31, 2017 were $931.0 million and $888.2 million, respectively, while interest-bearing deposits were $2,835.2 million and $2,776.2 million at March 31, 2018 and December 31, 2017, respectively. The 2.8% increase in total deposits is mainly attributable to continued focus on deposit growth, seasonal growth in public deposits, and other movements in customer activity. Interest-bearing deposits acquired from our merger with the Clayton Banks included brokered and internet time deposits amounting to $85.7 million as of December 31, 2017. These brokered and internet time deposits declined to $81.4 million as of March 31, 2018 and are expected to continue to run-off. Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank which totaled $73.0 million and $53.7 million at March 31, 2018 and December 31, 2017, respectively. Additionally, our deposits from municipal and governmental entities (i.e., “public deposits”) totaled $368.8 million at March 31, 2018 compared to $320.8 million at December 31, 2017, which is typical of the seasonal growth from revenue collections and will gradually decline over the remainder of the calendar year. In connection with the merger of the Clayton Banks, a significant amount of the $184.2 million cash portion of the purchase price together with preacquisition dividends were deposited in interest bearing accounts with our Bank.  Since that time, as expected, these deposits balances have declined and should continue to decline over the remainder of 2018. Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. The mix between noninterest bearing and interest bearing as of March 31, 2018 remained consistent with the mix at December 31, 2017; however, management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including certain brokered and internet time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$930,991	25%	—%	$888,200	25%	—%
Interest bearing demand	1,945,886	52%	0.69%	1,909,546	52%	0.55%
Savings deposits	182,265	5%	0.15%	178,320	5%	0.16%
Customer time deposits	625,616	16%	0.93%	602,628	16%	0.66%
Brokered and internet time deposits	81,393	2%	1.61%	85,701	2%	1.54%
Total deposits	$3,766,151	100%	0.55%	$3,664,395	100%	0.42%
Total Time Deposits
0.00-0.50%	$82,999	12%		$113,661	16%
0.51-1.00%	251,030	36%		259,294	38%
1.01-1.50%	215,273	30%		186,510	27%
1.51-2.00%	113,454	16%		107,960	16%
2.01-2.50%	31,733	4%		15,409	2%
Above 2.50%	12,520	2%		5,495	1%
Total time deposits	$707,009	100%		$688,329	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$93,619	$48,221	$141,840
Over Three to Six	60,179	42,514	102,693
Over Six to Twelve	102,520	85,692	188,212
Over Twelve	183,087	91,177	274,264
Total	$439,405	$267,604	$707,009

	As of December 31, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$46,693	$55,234	$101,927
Over Three to Six	99,520	45,993	145,513
Over Six to Twelve	108,525	76,065	184,590
Over Twelve	168,104	88,195	256,299
Total	$422,842	$265,487	$688,329

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$982	0%	$986	0%
Mortgage-backed securities	472,930	80%	418,781	78%
Municipals, tax exempt	113,158	19%	109,251	21%
Treasury securities	7,178	1%	7,252	1%
Total securities available for sale	$594,248	100%	$536,270	100%

The balance of our available for sale debt securities portfolio at March 31, 2018 was $594.2 million compared to $536.3 million at December 31, 2017. During the three months ended March 31, 2018 and 2017, we purchased $82.0 million and $5.0 million investment securities, respectively. For the three months ended March 31, 2018 and 2017, mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 95.0% and 0.0% of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 5.0% and 100.0% of total securities purchased in the three months ended March 31, 2018 and 2017, respectively. The carrying value of securities sold during the three months ended March 31, 2018 and 2017, totaled $0.2 million and $0.0 million, respectively. Maturities and calls of securities during the three months ended March 31, 2018 and 2017 totaled $16.5 million and $19.5 million, respectively. As of March 31, 2018 and December 31, 2017, net unrealized losses of $14.5 million and $4.9 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018			As of December 31, 2017
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—	—	$—	—	—
Maturing in one to five years	7,178	1.2%	1.76%	7,252	1.3%	1.76%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total Treasury securities	7,178	1.2%	1.76%	7,252	1.3%	1.76%
Government agency securities:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	982	0.2%	1.43%	986	0.2%	1.43%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total government agency securities	982	0.2%	1.43%	986	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	5,841	1.0%	4.81%	925	0.2%	3.86%
Maturing in one to five years	16,236	2.7%	4.35%	20,640	3.8%	4.18%
Maturing in five to ten years	19,960	3.3%	4.04%	19,588	3.6%	3.84%
Maturing after ten years	71,121	11.9%	3.22%	68,098	12.5%	3.07%
Total obligations of state and municipal subdivisions	113,158	18.9%	3.40%	109,251	20.1%	3.42%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	—	—	—	—	—	—
Maturing in five to ten years	4,438	0.7%	2.30%	23	0.0%	3.94%
Maturing after ten years	468,492	78.5%	2.51%	418,758	77.0%	2.32%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	472,930	79.2%	2.51%	418,781	77.0%	2.32%
Total equity securities	3,099	0.5%	2.62%	7,722	1.4%	1.17%
Total investment securities	$597,347	100.0%	2.94%	$543,992	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of March 31, 2018
US Government agency securities	$999	$—	$(17)	$982
Mortgage-backed securities	486,907	237	(14,214)	472,930
Municipals, tax exempt	113,492	1,582	(1,916)	113,158
Treasury securities	7,356	—	(178)	7,178
	$608,754	$1,819	$(16,325)	$594,248
As of December 31, 2017
US Government agency securities	$999	$—	$(13)	$986
Mortgage-backed securities	425,557	374	(7,150)	418,781
Municipals, tax exempt	107,127	2,692	(568)	109,251
Treasury securities	7,345	—	(93)	7,252
	$541,028	$3,066	$(7,824)	$536,270

Borrowed funds

Deposits and investment securities available for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into client purchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs.

Total borrowings include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds, junior subordinated debentures and related party subordinated debt.

	As of March 31, 2018
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
March 30, 2019 (1)	$259,641	89%	1.64%
March 31, 2020	139	0%	6.00%
March 31, 2021	140	0%	5.65%
March 31, 2022	550	0%	5.92%
March 31, 2023	685	0%	5.58%
Thereafter	31,862	11%	5.30%
Total	$293,017	100%	2.12%
(1)

Includes $100.0 million of FHLB advances with 90 day fixed rate repricing terms used in the funding strategy of the merger with the Clayton Banks.  Given their functional purpose of securing longer-term funding and the intention to utilize them in a longer-term capacity, management categorizes these FHLB advances as long-term debt on our consolidated balance sheets.

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Average daily amount of short-term borrowings outstanding during the period	$114,666	$71,064
Weighted average interest rate on average daily short-term borrowings	0.09%	0.06%
Maximum outstanding short-term borrowings outstanding at any month-end	$153,431	$204,293
Short-term borrowings outstanding at period end	$153,431	$204,293
Weighted average interest rate on short-term borrowings at period end	1.82%	1.17%

Lines of credit and other borrowings

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying mortgages of $1,245.8 million and $968.6 million as collateral securing a line of credit with a total borrowing capacity of $853.6 million and $671.5 million as of March 31, 2018 and December 31, 2017, respectively.

Borrowings against the line were $12.2 million and $12.4 million in long term advances and $135.0 million and $190.0 million in overnight CMAs as of March 31, 2018 and December 31, 2017, respectively. In the third quarter of 2017, we borrowed $100.0 million in variable rate advances as part of the funding strategy of the Clayton Banks merger. The advances have 90 day fixed rate repricing terms. Given their functional purpose of securing longer-term funding and our intention and ability to utilize them in a longer-term capacity, we categorize these FHLB advances as long-term debt on the consolidated balance sheets. An additional line of $300 million has been secured with the FHLB for overnight borrowing; however, additional collateral would be needed to draw on the line. No funds have been drawn on this line as of March 31, 2018 and December 31, 2017.

Additionally, the Bank maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of March 31, 2018 and December 31, 2017, $1,215.5 million and $724.3 million of qualifying loans and $13.5 million and $13.5 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $867.0 million and $529.5 million.

The Bank also maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $230.0 million as of March 31, 2018 and $165.0 million as of December 31, 2017. Borrowings against the lines were $3.7 million and $0 as of March 31, 2018 and December 31, 2017, respectively.

We have two wholly owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of March 31, 2018 and December 31, 2017, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.44% and 4.82% at March 31, 2018 and December 31, 2017, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (4.94% and 4.59% at March 31, 2018 and December 31, 2017, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option. During 2017, we began hedging interest rate exposure through 7-year interest rate swaps amounting to $30.0 million that reprice every 90 days.

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

As part of our liquidity management strategy, we are also focused on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest bearing and other low-cost deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. As a result of these strategies, we have been able to maintain a relatively low cost of funds in an increasing rate environment.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2018 and December 31, 2017, securities with a carrying value of $428.0 million and $337.6 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding federal funds purchased at March 31, 2018 and December 31, 2017 were $135.0 million and $190.0 million, respectively. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy of merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings. Given their functional purpose of securing longer-term funding and our intention to utilize them in a longer-term capacity, we categorize these FHLB advances as long-term debt on our consolidated balance sheets. At March 31, 2018 and December 31, 2017, the balance of our outstanding additional long term advances with the FHLB were $12.2 million and $12.4  million, respectively. The remaining balance available with the FHLB was $610.0 million and $369.1 million at March 31, 2018 and December 31, 2017. We also maintain lines of credit with other commercial banks totaling $230.0 million and $165.0 million March 31, 2018 and December 31, 2017. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against the lines were $3.7 million and $0 as of March 31, 2018 and December 31, 2017, respectively.

See discussion of deposit composition and seasonality in management’s discussion and analysis of deposits.

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

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions (“TDFI”). Based upon this regulation, as of March 31, 2018 and December 31, 2017, $81.6 million and $105.5 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

No dividends were paid to its shareholders for the three months ended March 31, 2018 and the year ended December 31, 2017. Subsequent to March 31, 2018, the Company declared the initiation of a regular quarterly dividend of $0.06 per share to be paid on May 15, 2018 to shareholders of record as of April 30, 2018, totaling approximately $1.8 million.

The Company had cash balances on deposit totaling $25.5 million and $25.8 million at March 31, 2018 and December 31, 2017, respectively, for ongoing corporate needs.

The Company is party to a registration rights agreement with its majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs which will be paid by the Company and expensed if and when incurred.

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

As a result of recent developments such as the Dodd-Frank Act and Basel III, we became subject to increasingly stringent regulatory capital requirements beginning in 2015. For further discussion of the changing regulatory framework in which we operate, see “Item 1. Business — Supervision and regulation” in our Annual Report.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of March 31, 2018 and December 31, 2017, we exceeded all regulatory requirements for capital ratios, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
March 31, 2018
Common Equity Tier 1 (CET1)
FB Financial Corporation	$452,515	11.0%	>	$184,784	>	4.5%		N/A		N/A
FirstBank	$452,048	11.0%	>	$184,761	>	4.5%	>	$266,877	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$506,921	12.3%	>	$328,636	>	8.0%		N/A		N/A
FirstBank	$476,454	11.6%	>	$328,589	>	8.0%	>	$410,736	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$482,515	11.8%	>	$246,391	>	6.0%		N/A		N/A
FirstBank	$452,048	11.0%	>	$246,348	>	6.0%	>	$246,348	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$482,515	10.7%	>	$180,043	>	4.0%		N/A		N/A
FirstBank	$452,048	10.0%	>	$180,819	>	4.0%	>	$226,024	>	5.0%
December 31, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$442,381	10.7%	>	$185,874	>	4.5%		N/A		N/A
FirstBank	$442,061	10.7%	>	$185,567	>	4.5%	>	$268,041	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$496,422	12.0%	>	$330,672	>	8.0%		N/A		N/A
FirstBank	$466,102	11.3%	>	$329,984	>	8.0%	>	$412,480	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$472,381	11.4%	>	$247,969	>	6.0%		N/A		N/A
FirstBank	$442,061	10.7%	>	$247,422	>	6.0%	>	$247,422	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.5%	>	$180,643	>	4.0%		N/A		N/A
FirstBank	$442,061	9.8%	>	$180,987	>	4.0%	>	$226,234	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at March 31, 2018 and December 31, 2017, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing stricter quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. While our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, the Dodd-Frank Act specifies that any such securities issued after May 19, 2010 may not be included in Tier 1 capital.

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

The new common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any type of non-common equity. When the Basel III Rules are fully effective in 2019, banks will be required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.

The Basel III Rules do not require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies whose asset size is under $15 billion.

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

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios is adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and the Bank:

•	Commercial mortgages: Replaced the current 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
•	Nonperforming loans: Replaced the current 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.
•	Securities pledged to overnight repurchase agreements: Replaced the current 0% risk weight with a 20% risk weight for repurchase agreements secured by mortgage back securities
•	Unfunded lines of credit: Replaced the current 0% risk weight with 20% for unfunded lines of credit maturing in one year or less.

Generally, the new Basel III rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of March 31, 2018 and December 31, 2017, the Bank and Company met all capital adequacy requirements to which they are subject. Also, as of June 30, 2016, the date of the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Capital expenditures

Currently, we have not entered into any capital commitments exceeding $1 million over the next twelve months; however, we plan on investing approximately $6.2 million in branch improvements and expansion across our markets over the next twelve months.

Shareholders’ equity

Our total shareholders’ equity was $611.1 million at March 31, 2018 and $596.7 million, at December 31, 2017. Book value per share was $19.92 at March 31, 2018 and $19.54 at December 31, 2017. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive income and activity related to equity-based compensation.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	March 31,	December 31,
	2018	2017
Loan commitments	$959,271	$977,276
Standby letters of credit	22,214	22,882

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about our off-balance sheet transactions, see “Part I. Financial Information — Notes to Consolidated Financial Statements — Note (8) – Commitments and contingencies” in this Report.

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

The Asset Liability Management Committee (“ALMC”), which is authorized by the Company’s Board of Directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALMC’s goal is to structure our asset/ liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

We monitor the impact of changes in interest rates on our net interest income and economic value of equity (“EVE”), using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in affect over the life of the current balance sheet.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	March 31,	December 31,	March 31,	December 31,
(in basis points)	2018	2017	2018	2017
+400	4.8%	8.8%	9.7%	13.9%
+300	3.7%	6.6%	7.4%	10.6%
+200	2.6%	4.4%	5.3%	7.3%
+100	1.1%	2.0%	2.5%	3.6%
-100	(6.2)%	(6.7)%	(8.9)%	(9.2)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	March 31,	December 31,
(in basis points)	2018	2017
+400	(10.3)%	(8.8)%
+300	(7.5)%	(6.2)%
+200	(4.4)%	(3.5)%
+100	(2.0)%	(1.6)%
-100	(1.4)%	(3.3)%

(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for March 31, 2018 and December 31, 2017 resulted in an asset sensitive position. These asset sensitive positions are primarily due to the increase in mortgage loans held for sale and trending growth of noninterest bearing deposits. As our mortgage loans held for sale increase, we become more asset sensitive, which has been our current trend. However, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALMC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly. For the March 31, 2018 and December 31, 2017 simulations the loan and time deposit betas were 100% for all rate scenarios as is industry standard.

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

Additionally, the Company enters into forward commitments, options and futures contracts that are not designated as hedging instruments, which serve as economic hedges of the change in fair value of its MSRs.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1—LEGAL PROCEEDINGS

Various legal proceedings to which we or our subsidiaries are party arise from time to time in the normal course of business. As of the date of this Report, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6—EXHIBITS

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
10.1

Securities Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation and the purchases named therein and their permitted transferees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)

10.2

Form of Restricted Stock Unit Award Certificate (2018) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K (File No. 001-37875) for the year ended December 31, 2017)

10.3

Form of EBI Unit Award Agreement pursuant to the FirstBank 2012 Equity Based Incentive Plan(incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K (File No. 001-37875) for the year ended December 31, 2017)

10.4

Long Form of EBI Unit Award Agreement pursuant to 2012 Equity Based Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K (File No. 001-37875) for the year ended December 31, 2017)

10.5

First Amendment to the Form of EBI Unit Award Agreement pursuant to the FirstBank 2012 Equity Based Incentive Plan(incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 001- 37875) for the year ended December 31, 2017)

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

FB Financial Corporation

/s/ James R. Gordon
May 10, 2018	James R. Gordon Chief Financial Officer (duly authorized officer and principal financial officer)