Form 10-Q
period 2018-06-30
FB Financial Corp
filed 2018-08-09
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2018, the registrant had 30,685,209 shares of common stock, $1.00 par value per share, outstanding. The registrant has no other classes of common stock outstanding as of such date.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Amounts are in thousands except share amounts)

	June 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Cash and due from banks	$67,863	$29,831
Federal funds sold	19,859	66,127
Interest bearing deposits in financial institutions	16,695	23,793
Cash and cash equivalents	104,417	119,751
Investments:
Available-for-sale debt securities, at fair value	608,360	536,270
Equity securities, at fair value	3,075	7,722
Federal Home Loan Bank stock, at cost	12,641	11,412
Loans held for sale, at fair value	374,916	526,185
Loans	3,415,575	3,166,911
Less: allowance for loan losses	26,347	24,041
Net loans	3,389,228	3,142,870
Premises and equipment, net	85,936	81,577
Other real estate owned, net	14,639	16,442
Interest receivable	12,729	13,069
Mortgage servicing rights, at fair value	109,449	76,107
Goodwill	137,190	137,190
Core deposit and other intangibles, net	13,203	14,902
Other assets	57,466	44,216
Total assets	$4,923,249	$4,727,713
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits
Noninterest-bearing	$970,851	$888,200
Interest-bearing	2,027,776	1,909,546
Savings deposits	181,127	178,320
Customer time deposits	664,255	602,628
Brokered and internet time deposits	65,854	85,701
Total time deposits	730,109	688,329
Total deposits	3,909,863	3,664,395
Securities sold under agreements to repurchase	15,996	14,293
Short-term borrowings	187,522	190,000
Long-term debt	139,375	143,302
Accrued expenses and other liabilities	39,534	118,994
Total liabilities	4,292,290	4,130,984
Shareholders' equity:
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,683,353 and 30,535,517 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	30,683	30,536
Additional paid-in capital	420,382	418,596
Retained earnings	187,250	147,449
Accumulated other comprehensive (loss) income, net	(7,356)	148
Total shareholders' equity	630,959	596,729
Total liabilities and shareholders' equity	$4,923,249	$4,727,713

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$54,529	$29,350	$105,222	$58,356
Interest on securities
Taxable	3,134	2,589	5,986	5,156
Tax-exempt	981	1,068	1,906	2,108
Other	399	271	777	547
Total interest income	59,043	33,278	113,891	66,167

Interest expense:
Deposits
Demand and savings accounts	3,951	1,703	7,266	3,234
Time deposits	1,947	604	3,703	1,187
Short-term borrowings	694	112	1,116	210
Long-term debt	934	432	1,860	858
Total interest expense	7,526	2,851	13,945	5,489
Net interest income	51,517	30,427	99,946	60,678
Provision for loan losses	1,063	(865)	1,380	(1,122)
Net interest income after provision for loan losses	50,454	31,292	98,566	61,800

Noninterest income:
Mortgage banking income	28,544	30,239	55,015	55,319
Service charges on deposit accounts	2,132	1,796	4,229	3,562
ATM and interchange fees	2,581	2,085	4,942	4,132
Investment services and trust income	1,180	903	2,386	1,717
(Loss) gain from securities, net	(42)	29	(89)	30
Gain (loss) on sales or write-downs of other real estate owned	23	23	(163)	771
(Loss) gain from other assets	(155)	39	(87)	39
Other income	1,500	543	2,805	1,174
Total noninterest income	35,763	35,657	69,038	66,744

Noninterest expenses:
Salaries, commissions and employee benefits	34,508	30,783	68,657	59,789
Occupancy and equipment expense	3,744	3,307	7,349	6,416
Legal and professional fees	1,965	1,033	4,008	2,461
Data processing	2,138	1,460	4,173	2,961
Merger and conversion	—	767	1,193	1,254
Amortization of core deposit and other intangibles	802	123	1,655	515
Loss on sale of mortgage servicing rights	—	249	—	249
Regulatory fees and deposit insurance assessments	730	494	1,292	929
Software license and maintenance fees	390	364	857	821
Advertising	3,408	3,343	6,690	6,275
Other expense	8,673	7,213	16,635	13,883
Total noninterest expense	56,358	49,136	112,509	95,553

Income before income taxes	29,859	17,813	55,095	32,991
Income tax expense (Note 7)	7,794	6,574	13,276	11,999
Net income	$22,065	$11,239	$41,819	$20,992
Earnings per common share:
Basic	$0.72	$0.44	$1.36	$0.84
Fully diluted	0.70	0.43	1.33	0.82
Dividends declared per common share	0.06	—	0.06	—

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income

(Unaudited)

(Amounts are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$22,065	$11,239	$41,819	$20,992
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of taxes of ($780), $1,053, ($3,319) and $1,408	(2,026)	1,631	(9,096)	2,180
Reclassification adjustment for (gain) loss on securities included in net income, net of taxes of $0, $11, ($2) and $12	—	(18)	7	(18)
Net change in unrealized gain in hedging activities, net of taxes of $69, $0, $518 and $0	196	—	1,469	—
Reclassification adjustment for (gain) loss on hedging activities, net of taxes of $6, $0, $2 and $0	(25)	—	7	—
Total other comprehensive (loss) income, net of tax	(1,855)	1,613	(7,613)	2,162
Comprehensive income	$20,210	$12,852	$34,206	$23,154

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Unaudited)

(Amounts are in thousands except share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total shareholders' equity
Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498
Initial fair value election on mortgage servicing rights, net of taxes of $396 (See Note 1)	—	—	615	—	615
Net income	—	—	20,992	—	20,992
Other comprehensive income, net of taxes	—	—	—	2,162	2,162
Common stock issued, net of offering costs	4,807	147,914	—	—	152,721
Stock-based compensation expense	6	3,148	—	—	3,154
Restricted stock units vested and distributed, net of shares withheld for taxes	47	(672)	—	—	(625)
Balance at June 30, 2017	$28,968	$363,870	$115,391	$1,288	$509,517

Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729
Initial adoption of ASU 2016-01 (See Note 1)	—	—	(109)	109	—
Net income	—	—	41,819	—	41,819
Other comprehensive income (loss), net of taxes	—	—	—	(7,613)	(7,613)
Stock-based compensation expense	6	3,813	—	—	3,819
Restricted stock units vested and distributed, net of shares withheld for taxes	124	(2,679)	—	—	(2,555)
Shares issued under employee stock purchase program	17	652	—	—	669
Dividends declared ($0.06 per share)	—	—	(1,909)	—	(1,909)
Balance at June 30, 2018	$30,683	$420,382	$187,250	$(7,356)	$630,959

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Unaudited)

(Amounts are in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$41,819	$20,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,238	1,993
Amortization of core deposits and other intangibles	1,655	515
Capitalization of mortgage servicing rights	(29,814)	(29,659)
Net change in fair value of mortgage servicing rights	(3,528)	2,341
Stock-based compensation expense	3,819	3,154
Provision for loan losses	1,380	(1,122)
Provision for mortgage loan repurchases	392	384
Accretion of discounts on purchased loans	(3,615)	(848)
Accretion of discounts and amortization of premiums on securities, net	1,378	1,290
Loss (gain) from securities, net	89	(30)
Originations of loans held for sale	(3,287,255)	(2,944,481)
Repurchases of loans held for sale	(3,222)	—
Proceeds from sale of loans held for sale	3,441,316	3,071,027
Gain on sale and change in fair value of loans held for sale	(48,109)	(52,165)
Gain on sale of mortgage servicing rights	—	(17)
Net loss (gain) or write-downs of other real estate owned	163	(771)
Loss (gain) on other assets	87	(39)
Provision for deferred income taxes	11,081	7,952
Changes in:
Other assets and interest receivable	(8,435)	6,303
Accrued expenses and other liabilities	(42,630)	(18,785)
Net cash provided by operating activities	78,809	68,034
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	221	12,158
Maturities, prepayments and calls	34,508	41,851
Purchases	(121,108)	(22,885)
Net increase in loans	(239,188)	(114,201)
Purchases of FHLB stock	(1,229)	—
Proceeds from sale of mortgage servicing rights	—	11,952
Purchases of premises and equipment	(6,597)	(1,734)
Proceeds from the sale of premises and equipment	—	39
Proceeds from the sale of other real estate owned	2,209	2,930
Net cash used in investing activities	(331,184)	(69,890)
Cash flows from financing activities:
Net increase in demand and savings deposits	203,688	50,461
Net increase in time deposits	41,780	5,570
Net increase (decrease) in securities sold under agreements to repurchase	1,703	(5,218)
Decrease in short-term borrowings	(2,478)	(150,000)
Decrease in long-term debt	(3,927)	(1,102)
Share based compensation withholding obligation	(2,555)	(625)
Net proceeds from sale of common stock	669	152,721
Dividends paid	(1,839)	—
Net cash provided by financing activities	237,041	51,807
Net change in cash and cash equivalents	(15,334)	49,951
Cash and cash equivalents at beginning of the period	119,751	136,327
Cash and cash equivalents at end of the period	$104,417	$186,278

Supplemental cash flow information:
Interest paid	$13,269	$5,608
Taxes paid	19,112	18,122
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,014	$1,162
Transfers from other real estate owned to loans	445	36
Transfers from loans held for sale to loans	5,504	5,645
Derecognition of rebooked GNMA delinquent loans (See Note 1)	43,035	—
Dividends declared not paid on restricted stock units	(70)	—
Adoption of ASU 2016-01 (See Note 1)	(109)	—
Fair value election of mortgage servicing rights	—	1,011

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

Prior to May 31, 2018, the Company was considered a “controlled company” and was controlled by the Company’s Executive Chairman and former majority shareholder, James W. Ayers. During the second quarter of 2018, the Company completed a secondary offering of 3,680,000 shares of common stock pursuant to the Company’s effective registration statement on Form S-3 whereby James W. Ayers was the seller. As a result of this transaction, the Company ceased to qualify as a “controlled company” as the selling shareholder’s ownership was reduced to approximately 44% of the voting power of the Company’s issued and outstanding shares of common stock. The Company continues to qualify as an emerging growth company as defined by the “Jumpstart Our Business Startups Art” (“JOBS Act”).

Subsequent events

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no other subsequent events other than described below that occurred after June 30, 2018, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

On July 19, 2018, the Company declared a regular quarterly dividend of $0.06 per share to be paid on August 15, 2018 to shareholders of record as of July 31, 2018, totaling approximately $1,909.

On August 7, 2018, the Federal Home Loan Bank of Cincinnati increased the capacity on the Company’s line of credit from $300,000 to $800,000.

Earnings per share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Diluted EPS is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common shareholders in undistributed earnings for purposes of computing EPS. Companies that have such participating securities, including FB Financial, are required to calculate basic and diluted EPS using the two-class method. Certain restricted stock awards granted by the Company include non-forfeitable dividend equivalents and are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share calculation:
Net income	$22,065	$11,239	$41,819	$20,992
Dividends paid on and undistributed earnings allocated to participating securities	(117)	—	(223)	—
Earnings attributable to common shareholders	$21,948	$11,239	$41,596	$20,992
Weighted-average basic shares outstanding	30,678,732	25,741,968	30,646,189	24,944,633
Basic earnings per share	$0.72	$0.44	$1.36	$0.84
Diluted earnings per share:
Earnings attributable to common shareholders	$21,948	$11,239	$41,596	$20,992
Weighted-average basic shares outstanding	30,678,732	25,741,968	30,646,189	24,944,633
Weighted-average diluted shares contingently issuable	615,312	559,490	629,657	505,786
Weighted-average diluted shares outstanding	31,294,044	26,301,458	31,275,846	25,450,419
Diluted earnings per share	$0.70	$0.43	$1.33	$0.82

Rebooked GNMA loans included in loans held for sale

Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At June 30, 2018, there were $52,212 of delinquent GNMA loans that had previously been sold; however, the Company determined there was not a “more-than-trivial benefit” based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company did not rebook the GNMA loans as of June 30, 2018. At December 31, 2017, rebooked GNMA loans held for sale amounted to $43,035 with an offsetting liability included in accrued expenses and other liabilities in the same amount. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.

Recently adopted accounting principles:

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

•

Gains on sales of other real estate — ASU 2014-09 creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 list several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the current and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer's initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale, these amounts have not been material to its financial statements.

In January 2016, the FASB released ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and adjust the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value such that these securities can be carried at cost less any impairment. Results for reporting periods beginning after January 1, 2018 are presented under this method while prior period disclosures are presented under legacy GAAP. On January 1, 2018, the Company recorded a net loss in beginning retained earnings of $109 in connection with this transition.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The adoption of this update will not have an impact on the Company’s consolidated financial statements.

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

Prior to the merger, the Clayton Banks operated 18 banking locations across Tennessee. The merger with the Clayton Banks has allowed the Company to further its strategic initiatives by expanding its geographic footprint in Knoxville and other Tennessee markets and accelerating the growth of the Company’s Banking segment.

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

In connection with the transaction, the Company incurred $0 and $1,193 in merger and conversion expenses during the three and six months ended June 30, 2018 compared with $767 and $1,254 for the same periods in 2017.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The Company accounted for the Clayton Banks transaction under the acquisition method under ASC Topic 805. Accordingly, the fair value of the assets acquired and liabilities assumed along with the resulting goodwill was recorded as of the date of the merger. The Company’s operating results for the three and six months ended June 30, 2018 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks.

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
As Recorded by FB Financial Corporation(1)
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

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and six months ended June 30, 2017 as though the merger had been completed as of January 1, 2016. The unaudited estimated pro forma information combines the historical results of the Clayton Banks with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments including loan discount accretion, amortization of core deposit and other intangibles and amortization of the discount on time deposits for the period presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016 and does not include the effect of all cost-saving or revenue-enhancing strategies.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Net interest income	$47,404	$94,091
Total revenues	$84,545	$163,826
Net income	$17,290	$34,018

Note (3)—Investment securities:

The amortized cost of securities and their fair values at June 30, 2018 and December 31, 2017 are shown below:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$999	$—	$(16)	$983
Mortgage-backed securities - residential	494,599	169	(16,794)	477,974
Municipals, tax exempt	122,710	1,472	(1,935)	122,247
Treasury securities	7,364	—	(208)	7,156
Total	$625,672	$1,641	$(18,953)	$608,360

As of June 30, 2018, the Company also had $3,075 in marketable equity securities recorded at fair value. Net losses of $43 and $81 were recognized due to changes in fair value of these securities during the three and six months ended June 30, 2018, respectively. As of January 1, 2018, the Company adopted ASU 2016-01 (See Note 1) and reclassified $3,604 of other securities without readily determinable market values to other assets.

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

Securities pledged at June 30, 2018 and December 31, 2017 had a carrying amount of $433,780 and $337,604, respectively, and were pledged to secure Federal Home Loan Bank advances, a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2018 and December 31, 2017 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	June 30, 2018		December 31, 2017
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$11,991	$12,195	$905	$925
Due in one to five years	20,026	20,083	28,332	28,878
Due in five to ten years	18,795	18,769	19,218	19,588
Due in over ten years	80,261	79,339	67,016	68,098
	131,073	130,386	115,471	117,489
Mortgage-backed securities - residential	494,599	477,974	425,557	418,781
Total debt securities	$625,672	$608,360	$541,028	$536,270

Sales of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$—	$12,158	$221	12,158
Gross realized gains	—	77	—	77
Gross realized losses	—	48	9	48

The Company also recognized $1 in gains related to the early call of available for sale securities during the three months ended June 30, 2018 and six months ended June 30, 2017.

The following tables show gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$983	$16	$983	$16
Mortgage-backed securities - residential	185,980	4,472	261,675	12,322	447,655	16,794
Municipals, tax exempt	32,413	760	19,158	1,175	51,571	1,935
Treasury securities	7,156	208	—	—	7,156	$208
Total debt securities	$225,549	$5,440	$281,816	$13,513	$507,365	$18,953

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$986	$13	$986	$13
Mortgage-backed securities - residential	107,611	980	290,258	6,170	397,869	7,150
Municipals, tax exempt	7,354	101	20,112	467	27,466	568
Treasury securities	7,252	93	—	—	7,252	93
Total debt securities	122,217	1,174	311,356	6,650	433,573	7,824
Equity and other securities	—	—	3,050	149	3,050	149
	$122,217	$1,174	$314,406	$6,799	$436,623	$7,973

As of June 30, 2018 and December 31, 2017, the Company’s securities portfolio consisted of 329 and 294 securities, 181 and 124 of which were in an unrealized loss position, respectively.

The Company evaluates securities with unrealized losses for other-than-temporary impairment (OTTI) on a quarterly basis and recorded no OTTI for the three or six months ended June 30, 2018 and 2017. Impairment is assessed at the

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Note (4)—Loans and allowance for loan losses:

Loans outstanding at June 30, 2018 and December 31, 2017, by major lending classification are as follows:

	June 30,	December 31,
	2018	2017
Commercial and industrial	$813,054	$715,075
Construction	522,471	448,326
Residential real estate:
1-to-4 family mortgage	528,158	480,989
Residential line of credit	208,668	194,986
Multi-family mortgage	57,344	62,374
Commercial real estate:
Owner occupied	470,872	495,872
Non-owner occupied	600,629	551,588
Consumer and other	214,379	217,701
Gross loans	3,415,575	3,166,911
Less: Allowance for loan losses	(26,347)	(24,041)
Net loans	$3,389,228	$3,142,870

As of June 30, 2018 and December 31, 2017, $598,522 and $761,197, respectively, of qualifying residential mortgage loans (including loans held for sale) and $539,621 and $207,370, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of June 30, 2018 and December 31, 2017, $1,218,505 and $724,312, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.

As of June 30, 2018 and December 31, 2017, the carrying value of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $78,313 and $88,835, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$(16,955)	$(2,142)	$(17,682)	$(2,444)
Principal reductions/ pay-offs	(2,158)	(292)	(3,452)	(990)
Recoveries	—	—	—	(23)
Accretion	2,639	589	4,840	1,612
Other changes	(3,695)	—	(3,875)	—
Balance at end of period	$(20,169)	$(1,845)	$(20,169)	$(1,845)

Included in the ending balance in the table above at June 30, 2018, are PCI loans with a purchase accounting liquidity discount of $4,212. There is also a purchase accounting nonaccretable credit discount of $5,236 related to the PCI loan portfolio at June 30, 2018 and an accretable credit and liquidity discount on non-PCI loans of $9,337 and $3,018, respectively.

Interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $2,639 and $4,840 was recognized on purchased credit impaired loans during the three and six months ended June 30, 2018, respectively, compared with $589 and $1,612 for the three and six months ended June 30, 2017, respectively. This includes both the contractual interest income and the purchase accounting contribution through accretion of the liquidity discount and credit mark for changes in

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

estimated cash flows. The total purchase accounting contribution through accretion for all purchased loans was $1,928 and $3,615 for three and six months ended June 30, 2018, respectively, compared with $848 and $2,008 for the three and six months ended June 30, 2017.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three and six months ended June 30, 2018 and 2017:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2018
Beginning balance - March 31, 2018	$4,578	$7,866	$3,122	$1,165	$449	$3,014	$2,753	$1,459	$24,406
Provision for loan losses	39	310	218	(414)	(58)	168	519	281	1,063
Recoveries of loans previously charged-off	135	862	43	44	—	108	—	107	1,299
Loans charged off	(5)	(15)	(5)	—	—	—	—	(396)	(421)
Ending balance - June 30, 2018	$4,747	$9,023	$3,378	$795	$391	$3,290	$3,272	$1,451	$26,347
Six Months Ended June 30, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	241	789	188	(200)	(43)	(399)	404	400	1,380
Recoveries of loans previously charged-off	270	1,114	58	71	—	131	51	313	2,008
Loans charged off	(225)	(15)	(65)	(20)	—	—	—	(757)	(1,082)
Ending balance - June 30, 2018	$4,747	$9,023	$3,378	$795	$391	$3,290	$3,272	$1,451	$26,347

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2017
Beginning balance - March 31, 2017	$5,402	$5,598	$2,896	$1,514	$508	$3,387	$2,660	$933	$22,898
Provision for loan losses	(1,342)	(48)	99	(29)	5	585	(210)	75	(865)
Recoveries of loans previously charged-off	1,511	29	14	155	—	11	2	283	2,005
Loans charged off	(131)	—	(35)	(195)	—	—	—	(430)	(791)
Ending balance - June 30, 2017	$5,440	$5,579	$2,974	$1,445	$513	$3,983	$2,452	$861	$23,247
Six Months Ended June 30, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	(1,163)	587	(140)	(184)	9	666	(1,208)	311	(1,122)
Recoveries of loans previously charged-off	1,594	58	40	211	—	15	1,641	296	3,855
Loans charged off	(300)	(6)	(123)	(195)	—	—	—	(609)	(1,233)
Ending balance - June 30, 2017	$5,440	$5,579	$2,974	$1,445	$513	$3,983	$2,452	$861	$23,247

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of June 30, 2018 and December 31, 2017:

							June 30, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$49	$—	$12	$—	$—	$124	$—	$—	$185
Collectively evaluated for impairment	4,685	8,998	3,227	795	391	3,082	2,894	1,407	25,479
Acquired with deteriorated credit quality	13	25	139	—	—	84	378	44	683
Ending balance - June 30, 2018	$4,747	$9,023	$3,378	$795	$391	$3,290	$3,272	$1,451	$26,347

							December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$20	$—	$18	$—	$—	$120	$33	$—	$191
Collectively evaluated for impairment	4,441	7,135	3,179	944	434	3,438	2,784	1,495	23,850
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of June 30, 2018 and December 31, 2017:

							June 30, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$2,186	$1,281	$1,503	$—	$951	$2,266	$1,049	$27	$9,263
Collectively evaluated for impairment	809,102	514,129	505,643	208,668	56,377	460,281	581,531	192,268	3,327,999
Acquired with deteriorated credit quality	1,766	7,061	21,012	—	16	8,325	18,049	22,084	78,313
Ending balance - June 30, 2018	$813,054	$522,471	$528,158	$208,668	$57,344	$470,872	$600,629	$214,379	$3,415,575

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table shows credit quality indicators by portfolio class at June 30, 2018 and December 31, 2017:

June 30, 2018	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$746,253	$59,476	$5,559	$811,288
Construction	499,370	14,278	1,762	515,410
Residential real estate:
1-to-4 family mortgage	490,856	8,625	7,665	507,146
Residential line of credit	205,614	1,632	1,422	208,668
Multi-family mortgage	56,245	133	950	57,328
Commercial real estate:
Owner occupied	434,025	20,435	8,087	462,547
Non-owner occupied	565,195	16,096	1,289	582,580
Consumer and other	185,919	2,289	4,087	192,295
Total loans, excluding purchased credit impaired loans	$3,183,477	$122,964	$30,821	$3,337,262

Purchased credit impaired loans
Commercial and industrial	$—	$1,187	$579	$1,766
Construction	—	3,332	3,729	7,061
Residential real estate:
1-to-4 family mortgage	—	16,721	4,291	21,012
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	16	16
Commercial real estate:
Owner occupied	—	4,488	3,837	8,325
Non-owner occupied	—	7,465	10,584	18,049
Consumer and other	—	17,474	4,610	22,084
Total purchased credit impaired loans	$—	$50,667	$27,646	$78,313
Total loans	$3,183,477	$173,631	$58,467	$3,415,575

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, loans current on payments accruing interest and purchased credit impaired loans by category at June 30, 2018 and December 31, 2017:

June 30, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$3,138	$145	$707	$807,298	$1,766	$813,054
Construction	850	193	328	514,039	7,061	522,471
Residential real estate:
1-to-4 family mortgage	3,605	859	2,293	500,389	21,012	528,158
Residential line of credit	1,345	254	507	206,562	—	208,668
Multi-family mortgage	—	—	—	57,328	16	57,344
Commercial real estate:
Owner occupied	249	—	2,052	460,246	8,325	470,872
Non-owner occupied	—	—	1,212	581,368	18,049	600,629
Consumer and other	1,807	188	75	190,225	22,084	214,379
Total	$10,994	$1,639	$7,174	$3,317,455	$78,313	$3,415,575

December 31, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$5,859	$90	$533	$706,449	$2,144	$715,075
Construction	1,412	241	300	438,645	7,728	448,326
Residential real estate:
1-to-4 family mortgage	4,678	956	2,548	449,309	23,498	480,989
Residential line of credit	527	134	699	193,626	—	194,986
Multi-family mortgage	—	—	—	62,354	20	62,374
Commercial real estate:
Owner occupied	521	358	2,582	480,449	11,962	495,872
Non-owner occupied	121	—	1,371	531,932	18,164	551,588
Consumer and other	1,945	217	68	190,152	25,319	217,701
Total	$15,063	$1,996	$8,101	$3,052,916	$88,835	$3,166,911

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Impaired loans recognized in conformity with ASC 310-20 at June 30, 2018 and December 31, 2017, segregated by class, were as follows:

June 30, 2018	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$153	$153	$49
Residential real estate:
1-to-4 family mortgage	187	488	12
Commercial real estate:
Owner occupied	754	819	124
Total	$1,094	$1,460	$185
With no related allowance recorded:
Commercial and industrial	$2,033	$2,387	$—
Construction	1,281	1,314	—
Residential real estate:
1-to-4 family mortgage	1,316	1,322	—
Multi-family mortgage	951	951	—
Commercial real estate:
Owner occupied	1,512	2,039	—
Non-owner occupied	1,049	1,781	—
Consumer and other	27	27	—
Total	$8,169	$9,821	$—
Total impaired loans	$9,263	$11,281	$185

December 31, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$53	$53	$20
Residential real estate:
1-to-4 family mortgage	194	495	18
Commercial real estate:
Owner occupied	844	1,123	120
Non-owner occupied	144	150	33
Total	$1,235	$1,821	$191
With no related allowance recorded:
Commercial and industrial	$1,526	$1,570	$—
Construction	1,289	1,313	—
Residential real estate:
1-to-4 family mortgage	1,068	1,072	—
Multi-family mortgage	978	978	—
Commercial real estate:
Owner occupied	1,676	2,168	—
Non-owner occupied	1,576	2,325	—
Consumer and other	25	25	—
Total	$8,138	$9,451	$—
Total impaired loans	$9,373	$11,272	$191

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three and six months ended June 30, 2018 and 2017 on impaired loans, segregated by class, were as follows:

	Three Months Ended		Six Months Ended
June 30, 2018	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$103	$2	$103	$3
Residential real estate:
1-to-4 family mortgage	189	2	191	4
Commercial real estate:
Owner occupied	670	21	799	27
Non-owner occupied	71	—	72	2
Total	$1,033	$25	$1,165	$36
With no related allowance recorded:
Commercial and industrial	$1,683	$43	$1,780	$59
Construction	1,283	6	1,285	36
Residential real estate:
1-to-4 family mortgage	1,309	31	1,192	44
Multi-family mortgage	958	12	965	24
Commercial real estate:
Owner occupied	1,539	28	1,594	60
Non-owner occupied	1,310	—	1,313	7
Consumer and other	28	1	26	1
Total	$8,110	$121	$8,155	$231
Total impaired loans	$9,143	$146	$9,320	$267
June 30, 2017
With a related allowance recorded:
Commercial and industrial	$729	$5	$792	$10
Residential real estate:
1-to-4 family mortgage	98	—	100	—
Commercial real estate:
Owner occupied	616	8	622	20
Non-owner occupied	514	2	829	2
Consumer and other	—	—	1	—
Total	$1,957	$15	$2,344	$32
With no related allowance recorded:
Commercial and industrial	$519	$7	$557	$16
Construction	302	4	1,493	9
Residential real estate:
1-to-4 family mortgage	2,106	15	2,232	32
Residential line of credit	—	—	156	—
Multi-family mortgage	1,008	12	1,014	23
Commercial real estate:
Owner occupied	1,801	23	1,941	61
Non-owner occupied	1,602	5	1,323	5
Consumer and other	25	—	25	1
Total	$7,363	$66	$8,741	$147
Total impaired loans	$9,320	$81	$11,085	$179

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

As of June 30, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $8,603 and $8,604, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $90 and $172 of specific reserves for those loans at June 30, 2018 and December 31, 2017, respectively, and has committed to lend additional amounts totaling up to $4 and $2, respectively to these customers. Of these loans, $3,000 and $3,205 were classified as non-accrual loans as of June 30, 2018 and December 31, 2017, respectively.

The following tables present the financial effect of TDRs recorded during the periods indicated:

Three Months Ended June 30, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Total	2	$887	$887	$—

Six Months Ended June 30, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Residential real estate:
1-to-4 family mortgage	1	249	249	—
Consumer and other	1	5	5	—
Total	4	$1,141	$1,141	$—

Six Months Ended June 30, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$5	$5	$—
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	—
Total	4	$1,093	$1,093	$—

There were no TDRs recorded during the three months ended June 30, 2017. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2018 or 2017.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the six months ended June 30, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (5)—Other real estate owned:

The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes other real estate owned for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$15,334	$6,811	$16,442	$7,403
Transfers from loans	384	274	1,014	1,162
Properties sold	(777)	(702)	(2,209)	(2,930)
(Loss) gain on sale of other real estate owned	51	77	8	948
Transferred to loans	(325)	(36)	(445)	(36)
Write-downs	(28)	(54)	(171)	(177)
Balance at end of period	$14,639	$6,370	$14,639	$6,370

Foreclosed residential real estate properties totaled $3,320 and $3,631 as of June 30, 2018 and December 31, 2017, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $634 and $19 at June 30, 2018 and December 31, 2017, respectively.

Note (6)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Carrying value prior to policy change	$93,160	$47,593	$76,107	$32,070
Fair value impact of change in accounting policy	—	—	—	1,011
Carrying value at beginning of period	93,160	47,593	76,107	33,081
Capitalization	16,304	14,646	29,814	29,659
Sales	—	(11,935)	—	(11,935)
Change in fair value:
Due to pay-offs/pay-downs	(2,207)	(532)	(5,267)	(797)
Due to change in valuation inputs or assumptions	2,192	(1,308)	8,795	(1,544)
Carrying value at end of period	$109,449	$48,464	$109,449	$48,464

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Servicing income:
Servicing income	$5,604	$2,747	$10,397	$5,495
Change in fair value of mortgage servicing rights	(15)	(1,840)	3,528	(2,341)
Change in fair value of mortgage servicing rights hedging instruments	(1,763)	—	(7,019)	—
Gross servicing income	3,826	907	6,906	3,154
Servicing expense:
Loss on sale of mortgage servicing rights	—	249	—	249
Direct servicing expenses	2,078	1,204	3,873	2,138
Gross servicing expense	2,078	1,453	3,873	2,387
Net servicing income	$1,748	$(546)	$3,033	$767

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Unpaid principal balance	$8,483,445	$6,529,431
Weighted-average prepayment speed (CPR)	7.63%	8.90%
Estimated impact on fair value of a 10% increase	(3,588)	(3,026)
Estimated impact on fair value of a 20% increase	(6,921)	(5,855)
Discount rate	10.23%	9.75%
Estimated impact on fair value of a 100 bp increase	(4,578)	(3,052)
Estimated impact on fair value of a 200 bp increase	(8,813)	(5,867)
Weighted-average coupon interest rate	4.06%	3.94%
Weighted-average servicing fee (basis points)	28	28
Weighted-average remaining maturity (in months)	331	335

From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the second quarter of 2018, the Company entered into a letter of intent for the sale of certain mortgage servicing rights on $3,217,580 of serviced mortgage loans, of which the Company will continue to subservice until they can be transferred to the purchaser. The transaction is expected to close during the third quarter of 2018 and the Company does not expect there to be a significant gain or loss related to this transaction. During the three months ended June 30, 2017, the Company sold $11,935 of mortgage servicing rights on $1,085,465 of serviced mortgage loans. As of June 30, 2018 and December 31, 2017, there were no loans being serviced that related to the sale of mortgage servicing rights.

Note (7)—Income taxes:

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the three months ended
	June 30,
	2018	2017
Current	$2,195	$4,047
Deferred	5,599	2,527
Total	$7,794	$6,574

	For the six months ended
		June 30,
	2018	2017
Current	$2,195	$4,047
Deferred	11,081	7,952
Total	$13,276	$11,999

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Federal income tax expense differs from the statutory federal rates of 21% for the three and six months ended June 30, 2018 and 35% for the three and six months ended June 30, 2017 due to the following:

	For the Three Months Ended
				June 30,
	2018		2017
Federal taxes calculated at statutory rate	$6,270	21.0%	$6,234	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,543	5.2%	741	4.2%
Benefit of equity based compensation	(15)	-0.1%	20	0.1%
Municipal interest income, net of interest disallowance	(207)	-0.7%	(376)	-2.1%
Bank owned life insurance	(13)	0.0%	(21)	-0.1%
Stock offering costs	141	0.5%	—	0.0%
Other	75	0.2%	(24)	-0.2%
Income tax expense, as reported	$7,794	26.1%	$6,574	36.9%

	For the Six Months Ended
				June 30,
	2018		2017
Federal taxes calculated at statutory rate	$11,570	21.0%	$11,539	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	2,686	4.9%	1,351	4.1%
Benefit of equity based compensation	(751)	-1.4%	(175)	-0.5%
Municipal interest income, net of interest disallowance	(408)	-0.7%	(742)	-2.3%
Bank owned life insurance	(25)	0.0%	(42)	-0.1%
Stock offering costs	141	0.3%	—	0.0%
Other	63	0.0%	68	0.2%
Income tax expense, as reported	$13,276	24.1%	$11,999	36.4%

The components of the net deferred tax liability at June 30, 2018 and December 31, 2017, are as follows:

	June 30,	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$6,865	$6,264
Amortization of core deposit intangible	898	759
Deferred compensation	4,448	6,158
Unrealized loss on available-for-sale debt securities	4,563	988
Other	3,222	3,599
Subtotal	19,996	17,768
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Depreciation	(4,322)	(4,115)
Cash flow hedges	(930)	—
Mortgage servicing rights	(28,518)	(19,830)
Other	(5,969)	(5,131)
Subtotal	(40,289)	(29,626)
Net deferred tax liability	$(20,293)	$(11,858)

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

	June 30,	December 31,
	2018	2017
Commitments to extend credit, excluding interest rate lock commitments	$1,088,486	$977,276
Letters of credit	18,555	22,882
Balance at end of period	$1,107,041	$1,000,158

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,543 and $921 and $2,662 and $1,770 for the three and six months ended June 30, 2018 and 2017, respectively. The Bank has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$3,514	$2,842	$3,386	$2,659
Provision for loan repurchases or indemnifications	206	201	392	384
Losses on loans repurchased or indemnified	(74)	(6)	(132)	(6)
Balance at end of period	$3,646	$3,037	$3,646	$3,037

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

In June of 2017, the Company entered into two interest rate swap agreements with notional amounts totaling $30,000 to hedge interest rate exposure on outstanding subordinate debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of June 30, 2018 and December 31, 2017, the fair value of these contracts was $1,296 and $305, respectively.

In July of 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings obtained in conjunction with the Clayton Bank acquisition. Under these contracts, the Company receives a variable rate of interest and pays a fixed rate of interest. As of December 31, 2017, the fair value of these contracts was $1,127 included in those designated as hedging below. During the six months ended June 30, 2018, these swaps were cancelled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of June 30, 2018, there was $1,559 remaining in other comprehensive income to be accreted into income.

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

Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At June 30, 2018 and December 31, 2017, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $10,896 and $4,309, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.

The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	June 30, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$231,899	$3,798	$3,798
Forward commitments	717,330	—	1,682
Interest rate-lock commitments	597,569	9,495	—
Futures contracts	231,000	445	—
Option contracts	12,000	83	—
Total	$1,789,798	$13,821	$5,480

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

	December 31, 2017
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$146,754	$1,146	$1,146
Forward commitments	870,574	—	553
Interest rate-lock commitments	504,156	6,768	—
Futures contracts	283,000	315	—
Option contracts	6,000	29	—
Total	$1,810,484	$8,258	$1,699

	June 30, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$1,296	$—
Total	$30,000	$1,296	$—

	December 31, 2017
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$130,000	$1,432	$—
Total	$130,000	$1,432	$—

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$(684)	$(1,433)	$2,727	$1,509
Forward commitments	635	(3,928)	5,953	(7,248)
Futures contracts	(1,369)	—	(3,816)	—
Options contracts	(38)	—	5	—
Total	$(1,456)	$(5,361)	$4,869	$(5,739)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Designated as hedging:
Amount of gain (loss) reclassified from other comprehensive income and recognized in interest expense on long-term debt	$25	—	$(7)	—

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Designated as hedging:
Amount of gain recognized in other comprehensive income, net of tax	$196	—	$1,469	—

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

Loans held for sale—Loans held for sale are carried at fair value. Fair value is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs.

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

Other real estate owned—Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations and excess land and facilities held for sale. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.

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

		Fair Value
June 30, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$104,417	$104,417	$—	$—	$104,417
Investment securities	611,435	—	611,435	—	611,435
Federal Home Loan Bank Stock	12,641	N/A	N/A	N/A	N/A
Loans, net	3,389,228	—	—	3,384,932	3,384,932
Loans held for sale	374,916	—	374,916	—	374,916
Interest receivable	12,729	—	12,729	—	12,729
Mortgage servicing rights	109,449	—	—	109,449	109,449
Derivatives	15,117	—	15,117	—	15,117
Financial liabilities:
Deposits:
Without stated maturities	$3,179,754	$3,179,754	$—	$—	$3,179,754
With stated maturities	730,109	—	731,029	—	731,029
Securities sold under agreement to repurchase	15,996	15,996	—	—	15,996
Short term borrowings	187,522	187,522	—	—	187,522
Interest payable	2,180	631	1,549	—	2,180
Long-term debt	139,375	—	138,578	—	138,578
Derivatives	5,480	—	5,480	—	5,480

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

		Fair Value
December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,751	$119,751	$—	$—	$119,751
Investment securities	543,992	—	540,388	3,604	543,992
Federal Home Loan Bank Stock	11,412	N/A	N/A	N/A	N/A
Loans, net	3,142,870	—	3,064,373	77,027	3,141,400
Loans held for sale	526,185	—	526,185	—	526,185
Interest receivable	13,069	—	13,069	—	13,069
Mortgage servicing rights, net	76,107	—	—	76,107	76,107
Derivatives	9,690	—	9,690	—	9,690
Financial liabilities:
Deposits:
Without stated maturities	$2,976,066	$2,976,066	$—	$—	$2,976,066
With stated maturities	688,329	—	682,403	—	682,403
Securities sold under agreement to repurchase	14,293	14,293	—	—	14,293
Short term borrowings	190,000	190,000	—	—	190,000
Interest payable	1,504	575	929	—	1,504
Long-term debt	143,302	—	149,135	—	149,135
Derivatives	1,699	—	1,699	—	1,699

The balances and levels of the assets measured at fair value on a recurring basis at June 30, 2018 are presented in the following tables:

At June 30, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Investment securities:
U.S. government agency securities	$—	$983	$—	$983
Mortgage-backed securities	—	477,974	—	477,974
Municipals, tax-exempt	—	122,247	—	122,247
Treasury securities	—	7,156	—	7,156
Equity securities	—	3,075	—	3,075
Total	$—	$611,435	$—	$611,435
Loans held for sale	—	374,916	—	374,916
Mortgage servicing rights	—	—	109,449	109,449
Derivatives	—	15,117	—	15,117
Financial Liabilities:
Derivatives	$—	$5,480	$—	$5,480

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at June 30, 2018 are presented in the following tables:

At June 30, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$798	$798
Impaired loans:
Commercial and industrial	—	—	107	107
Construction
Residential real estate:
1-4 family mortgage	—	—	144	144
Commercial real estate:	—	—	—	—
Owner occupied	—	—	180	180
Non-owner occupied	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$431	$431

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2017 are presented in the following tables:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$986	$—	$986
Mortgage-backed securities	—	418,781	—	418,781
Municipals, tax-exempt	—	109,251	—	109,251
Treasury securities	—	7,252	—	7,252
Equity securities	—	4,118	3,604	7,722
Total	$—	$540,388	$3,604	$543,992
Loans held for sale	—	526,185	—	526,185
Mortgage servicing rights	—	—	76,107	76,107
Derivatives	—	9,690	—	9,690
Financial Liabilities:
Derivatives	$—	$1,699	$—	$1,699

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

The following table summarizes changes in fair value on available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and six months ended June 30, 2018 and 2017.

			Available-for-sale securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$—	$4,549	$3,604	$4,549
Reclassification of equity securities without a readily determinable fair value to other assets(1)	—	—	(3,604)	—
Balance at end of period	$—	$4,549	$—	$4,549
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

The following table presents information as of June 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans	$431	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$798	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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

Net gains of $2,076 and $4,197 and $1,864 and $9,470 and resulting from fair value changes of the mortgage loans were recorded in income during the three and six months ended June 30, 2018 and 2017, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans recorded as of December 31, 2017 which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. At June 30, 2018, there were $52,212 of delinquent GNMA loans that had previously been sold. The Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company had $0 in rebooked GNMA loans included in loans held for sale as of June 30, 2018. GNMA optional repurchase loans totaled $43,035 at December 31, 2017 and are included in loans held for sale on the accompanying Consolidated Balance Sheet. See Note 1, “Basis of presentation” in the Notes to the consolidated financial statements for additional details regarding rebooked GNMA loans.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$374,916	$364,063	$10,853
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2017
Mortgage loans held for sale measured at fair value	$482,089	$467,039	$15,050
Past due loans of 90 days or more	320	320	—
Nonaccrual loans	741	741	—

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

The financial performance of the Mortgage segment is assessed based on results of operations reflecting direct revenues and expenses and allocated expenses. This approach gives management a better indication of the operating performance of the segment. When assessing the Banking segment’s financial performance, the CEO utilizes reports with indirect revenues and expenses including but not limited to the investment portfolio, electronic delivery channels and areas that primarily support the banking segment operations.  Therefore, these are included in the results of the Banking segment. Other indirect revenue and expenses related to general administrative areas are also included in the internal financial results reports of the Banking segment utilized by the CEO for analysis and are thus included for Banking segment reporting. The Mortgage segment utilizes funding sources from the Banking segment in order to fund mortgage loans that are ultimately sold on the secondary market. The Mortgage segment uses the proceeds from loan sales to repay obligations due to the Banking segment.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following tables provides segment financial information for the three and six months ended June 30, 2018 and 2017 follows:

Three Months Ended June 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$51,669	$(152)	$51,517
Provision for loan loss	1,063	—	1,063
Mortgage banking income	6,894	23,428	30,322
Change in fair value of mortgage servicing rights(1)	—	(1,778)	(1,778)
Other noninterest income	7,164	—	7,164
Depreciation	990	142	1,132
Amortization of intangibles	802	—	802
Other noninterest mortgage banking expense	5,649	19,440	25,089
Other noninterest expense	29,280	—	29,280
Income before income taxes	27,943	1,916	29,859
Income tax expense			7,794
Net income			22,065
Total assets	$4,443,469	$479,780	$4,923,249
Goodwill	137,090	100	137,190
(1)Included in mortgage banking income, net of hedging gains/losses, on the Consolidated Unaudited Statements of Income.

Three Months Ended June 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$29,999	$428	$30,427
Provision for loan loss	(865)	—	(865)
Mortgage banking income	7,118	24,961	32,079
Change in fair value of mortgage servicing rights(1)	—	(1,840)	(1,840)
Other noninterest income	5,418	—	5,418
Depreciation	861	130	991
Amortization of intangibles	123	—	123
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	5,368	19,423	24,791
Other noninterest expense(2)	22,982	—	22,982
Income before income taxes	14,066	3,747	17,813
Income tax expense			6,574
Net income			11,239
Total assets	$2,878,437	$468,133	$3,346,570
Goodwill	46,767	100	46,867
(1)	Included in mortgage banking income on the Consolidated Unaudited Statements of Income.
(2)	Included $767 in merger and conversion expenses related to the merger with the Clayton Banks.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Six Months Ended June 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$100,440	$(494)	$99,946
Provision for loan loss	1,380	—	1,380
Mortgage banking income	13,002	45,504	58,506
Net, change in fair value of mortgage servicing rights(1)	—	(3,491)	(3,491)
Other noninterest income	13,968	—	13,968
Depreciation	1,968	270	2,238
Amortization of intangibles	1,655	—	1,655
Other noninterest mortgage banking expense	10,746	38,222	48,968
Other noninterest expense(2)	59,593	—	59,593
Income before income taxes	52,068	3,027	55,095
Income tax expense			13,276
Net income			41,819
Total assets	$4,443,469	$479,780	$4,923,249
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income on the Consolidated Unaudited Statements of Income.
(2)	Included $1,193 in merger and conversion expenses related to the merger with the Clayton Banks.

Six Months Ended June 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$59,855	$823	$60,678
Provision for loan loss	(1,122)	—	(1,122)
Mortgage banking income	12,784	44,876	57,660
Net, change in fair value of mortgage servicing rights(1)	—	(2,341)	(2,341)
Other noninterest income	11,425	—	11,425
Depreciation and amortization	1,725	268	1,993
Amortization of intangibles	515	—	515
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	10,204	36,955	47,159
Other noninterest expense(2)	45,637	—	45,637
Income before income taxes	27,105	5,886	32,991
Income tax expense			11,999
Net income			20,992
Total assets	$2,878,437	$468,133	$3,346,570
Goodwill	46,767	100	46,867
(1)	Included in mortgage banking income, net of hedging gains/losses, on the Consolidated Unaudited Statements of Income.
(2)	Included $1,254 in merger and conversion expenses related to the merger with the Clayton Banks.

Our Banking segment provides our Mortgage segment with an intercompany warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which eliminated in consolidation, had a prime interest rate of 5.00% and 4.25% as of June 30, 2018 and 2017, respectively. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $4,517 and $3,831 and $9,025 and $7,382 for the three and six months ended June 30, 2018 and 2017, respectively.

For more information regarding the Company’s segment reporting, see “Business segment highlights” and Note 21 “Segment reporting” in the notes to the consolidated financial statements in the Company’s Form 10-K filed with SEC on March 16, 2018.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2018 and December 31, 2017, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of June 30, 2018 and December 31, 2017, the buffer was 1.75 percent and 1.25 percent, respectively. The capital conservative buffer will be fully phased in January 1, 2019 at 2.5 percent.

Actual and required capital amounts and ratios are presented below at period-end:

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital (to risk-weighted assets)
FB Financial Corporation	$524,655	11.9%	$352,709	8.0%	$435,375	9.9%	N/A	N/A
FirstBank	497,123	11.3%	351,945	8.0%	434,433	9.9%	$439,932	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$498,308	11.3%	$264,588	6.0%	$347,272	7.9%	N/A	N/A
FirstBank	470,776	10.7%	263,987	6.0%	346,482	7.9%	$263,987	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$498,308	10.9%	$182,865	4.0%	N/A	N/A	N/A	N/A
FirstBank	470,776	10.2%	184,618	4.0%	N/A	N/A	$230,773	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$468,308	10.6%	$198,810	4.5%	$281,648	6.4%	N/A	N/A
FirstBank	470,776	10.7%	197,990	4.5%	280,486	6.4%	$285,985	6.5%

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

Following the initial public offering, participants in the EBI Plans were given the option to elect conversion of their outstanding cash-settled EBI Units to stock-settled EBI Units. At June 30, 2018 and December 31, 2017, there were 29,172 and 67,470 units valued at $1,188 and $2,833, respectively, outstanding under the equity based incentive plans for employees who elected cash settlement of EBI units. Expense related to the cash settled EBI was $102 and $219 for the three and six months ended June 30, 2018, respectively, and $184 and $482 for the three and six months ended June 30, 2017, respectively.

The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed above, outstanding at June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	1,214,325	$19.97	1,200,848	$19.00
Grants	110,466	40.02	97,893	33.88
Released and distributed (vested)	(181,903)	22.09	(70,819)	19.00
Forfeited/expired	(7,060)	21.81	(1,021)	19.00
Balance at end of period (unvested)	1,135,828	$21.59	1,226,901	$19.67

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units discussed above, was $404 and $4,018 for the three and six months ended June 30, 2018, respectively, and $3 and $1,346 for the three and six months ended June 30, 2017, respectively.

The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units discussed above, was $1,861 and $3,819 for the three and six months ended June 30, 2018, respectively, and $1,802 and $3,154 for the three and six months ended June 30, 2017, respectively. The current period included a one-time expense of $249 related to the modification of vesting terms of certain grants during the six months ended June 30, 2018.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

As of June 30, 2018 and December 31, 2017, there were $14,061 and $12,950, respectively, of total unrecognized compensation cost related to nonvested restricted stock units (excluding cash-settled EBI units discussed above) which is expected to be recognized over a weighted-average period of 2.78 years and 2.80 years, respectively. At June 30, 2018, there was $70 accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). There were 0 and 16,537 shares issued under the ESPP during the three and six months ended June 30, 2018, respectively. There were no such issuances during the three or six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, there were 2,444,428 shares and 2,460,965 shares, respectively, available for issuance under the ESPP.

Note (14)—Related party transactions:

(A) Loans:

The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business.

An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2018	$21,012
New loans and advances	1,611
Repayments	(4,657)
Loans outstanding at June 30, 2018	$17,966

Unfunded commitments to certain executive officers and directors and their associates totaled $10,189 and $4,672 at June 30, 2018 and December 31, 2017, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $238,891 and $110,465 as of June 30, 2018 and December 31, 2017, respectively.

(C) Leases:

The Bank leases various office spaces from entities under operating leases related to the former majority shareholder and his son, who is also a Director of the Company, under varying terms. The Company had $126 and $137 in unamortized leasehold improvements related to these leases at June 30, 2018 and December 31, 2017, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $111 and $259 for the three and six months ended June 30, 2018, respectively, and $124 and $250 for the three and six months ended June 30, 2017, respectively.

(D) Other Investments:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance of this included in other assets was $127 and $200 as of June 30, 2018 and December 31, 2017, respectively.

(E) Aviation time sharing agreement:

The Company has an aviation time sharing agreement with an entity owned by the Company’s Board of director chairman and his son, who is also a Director of the Company. This replaces the previous agreement dated December 21, 2012. The

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Company made payments of $53 and $125 during the three and six months ended June 30, 2018, respectively, and $2 and $27 during the three and six months ended June 30, 2017, respectively, under these agreements.

(F) Registration rights agreement:

The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the second quarter of 2018, the Company paid $0.7 million under this agreement.

ITEM 2—Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at June 30, 2018 and December 31, 2017 and our results of operations for the three and six months ended June 30, 2018 and 2017, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (this “Report”).

Cautionary note regarding forward-looking statements

Certain statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to the Company’s assets business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of the Clayton Banks acquisition, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements, which are based upon certain assumptions and estimates and describe the Company’s future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates and projections will be achieved. Accordingly, the Company cautions investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report including, without limitation, the risks and other factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018 under the captions “Cautionary note regarding forward-looking statements” and “Risk factors.” Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.

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

Overview

We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At June 30, 2018, our footprint included 56 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville, Alabama and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations within our banking footprint, trust and investment services and deposit-related fees. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate outside our Banking footprint or through our internet delivery channels, from wholesale and third party origination services, and from servicing these mortgage loans. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, Federal Home Loan Bank advances, brokered and internet deposits, and other borrowings.

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the period indicated:

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
	2018	2017	2018	2017	2017
Statement of Income Data
Total interest income	$59,043	$33,278	$113,891	$66,167	$169,613
Total interest expense	7,526	2,851	13,945	5,489	16,342
Net interest income	51,517	30,427	99,946	60,678	153,271
Provision for loan losses	1,063	(865)	1,380	(1,122)	(950)
Total noninterest income	35,763	35,657	69,038	66,744	141,581
Total noninterest expense	56,358	49,136	112,509	95,553	222,317
Net income before income taxes	29,859	17,813	55,095	32,991	73,485
Income tax expense	7,794	6,574	13,276	11,999	21,087
Net income	22,065	11,239	41,819	20,992	52,398
Net interest income (tax—equivalent basis)	51,909	31,158	100,708	62,121	156,094
Per Common Share
Basic net income	0.72	0.44	1.36	0.84	1.90
Diluted net income	0.70	0.43	1.33	0.82	1.86
Book value(1)	20.56	17.59	20.56	17.59	19.54
Tangible book value(4)	15.66	15.83	15.66	15.83	14.56
Selected Balance Sheet Data
Cash and due from banks	67,863	59,112	67,863	59,112	29,831
Loans held for investment	3,415,575	1,970,974	3,415,575	1,970,974	3,166,911
Allowance for loan losses	(26,347)	(23,247)	(26,347)	(23,247)	(24,041)
Loans held for sale	374,916	427,416	374,916	427,416	526,185
Investment securities, fair value	611,435	553,357	611,435	553,357	543,992
Other real estate owned, net	14,639	6,370	14,639	6,370	16,442
Total assets	4,923,249	3,346,570	4,923,249	3,346,570	4,727,713
Customer deposits	3,844,009	2,726,060	3,844,009	2,726,060	3,578,694
Brokered and internet time deposits	65,854	1,533	65,854	1,533	85,701
Total deposits	3,909,863	2,727,593	3,909,863	2,727,593	3,664,395
Borrowings	326,897	43,790	326,897	43,790	333,302
Total shareholders' equity	630,959	509,517	630,959	509,517	596,729
Selected Ratios
Return on average:
Assets(2)	1.86%	1.40%	1.79%	1.32%	1.37%
Shareholders' equity(2)	14.4%	11.3%	13.9%	11.6%	11.2%
Average shareholders' equity to average assets	12.9%	12.4%	12.9%	11.4%	12.2%
Net interest margin (tax-equivalent basis)	4.81%	4.19%	4.73%	4.24%	4.46%
Efficiency ratio	64.6%	74.4%	66.6%	75.0%	75.4%
Adjusted efficiency ratio (tax-equivalent basis)(4)	62.1%	70.2%	63.7%	71.7%	67.3%
Loans held for investment to deposit ratio	87.4%	72.3%	87.4%	72.3%	86.4%
Yield on interest-earning assets	5.51%	4.57%	5.38%	4.61%	4.93%
Cost of interest-bearing liabilities	0.96%	0.55%	0.91%	0.53%	0.66%
Cost of total deposits	0.62%	0.34%	0.59%	0.33%	0.42%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.77%	1.18%	0.77%	1.18%	0.76%
Allowance for loan losses to nonperforming loans	299.0%	233.7%	299.0%	233.7%	238.1%
Nonperforming loans to loans, net of unearned income	0.26%	0.50%	0.26%	0.50%	0.32%
Capital Ratios (Company)
Shareholders' equity to assets	12.8%	15.2%	12.8%	15.2%	12.6%
Tier 1 capital (to average assets)	10.9%	15.5%	10.9%	15.5%	10.5%
Tier 1 capital (to risk-weighted assets)(3)	11.3%	18.3%	11.3%	18.3%	11.4%
Total capital (to risk-weighted assets)(3)	11.9%	19.1%	11.9%	19.1%	12.0%
Tangible common equity to tangible assets(4)	10.1%	13.9%	10.1%	13.9%	9.7%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.6%	17.2%	10.6%	17.2%	10.7%
Capital Ratios (Bank)
Shareholders' equity to assets	12.9%	10.5%	12.9%	10.5%	12.6%
Tier 1 capital (to average assets)	10.2%	9.7%	10.2%	9.7%	9.8%
Tier 1 capital (to risk-weighted assets)(3)	10.7%	11.4%	10.7%	11.4%	10.7%
Total capital to (risk-weighted assets)(3)	11.3%	12.3%	11.3%	12.3%	11.3%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.7%	11.4%	10.7%	11.4%	10.7%
(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding as of June 30, 2018 and 2017 was 30,683,353 and 28,968,160, respectively, and 30,535,517 as of December 31, 2017.

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

Adjusted efficiency ratio (tax-equivalent basis)

The adjusted efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes securities gains (losses), merger-related and conversion expenses, one time Initial Public Offering (“IPO”) equity grants and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended June 30,		Six Months Ended June 30,		Year ended December 31,
(dollars in thousands, except per share data)	2018	2017	2018	2017	2017
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$56,358	$49,136	$112,509	$95,553	$222,317
Less variable compensation charge related to cash settled equity awards previously issued	—	—	—	635	635
Less merger and offering-related expenses	671	767	1,864	1,254	19,034
Less loss on sale of MSRs	—	249	—	249	249
Adjusted noninterest expense	$55,687	$48,120	$110,645	$93,415	$202,399
Net interest income (tax-equivalent basis)	$51,909	$31,158	$100,708	$62,121	$156,094
Total noninterest income	35,763	35,657	69,038	66,744	141,581
Less change in fair value on MSRs	(1,778)	(1,840)	(3,491)	(2,341)	(3,424)
Less (loss) gain on sales of other real estate	23	23	(163)	771	774
Less (loss) gain on other assets	(155)	39	(87)	39	(664)
Less (loss) gain on securities	(42)	29	(89)	30	285
Adjusted noninterest income	$37,715	$37,406	$72,868	$68,245	$144,610
Adjusted operating revenue	$89,624	$68,564	$173,576	$130,366	$300,704
Efficiency ratio (GAAP)	64.6%	74.4%	66.6%	75.0%	75.4%
Adjusted efficiency ratio (tax-equivalent basis)	62.1%	70.2%	63.7%	71.7%	67.3%

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

The following table presents, as of the dates set forth below, reconciliations of our tangible common equity to our total shareholders’ equity, our tangible book value per share to our book value per share and our tangible common equity to tangible assets to our total shareholders’ equity to total assets:

	As of June 30,		As of December 31,
(dollars in thousands, except per share data)	2018	2017	2017
Tangible Assets
Total assets	$4,923,249	$3,346,570	$4,727,713
Adjustments:
Goodwill	(137,190)	(46,867)	(137,190)
Core deposit and other intangibles	(13,203)	(4,048)	(14,902)
Tangible assets	$4,772,856	$3,295,655	$4,575,621
Tangible Common Equity
Total shareholders' equity	$630,959	$509,517	$596,729
Adjustments:
Goodwill	(137,190)	(46,867)	(137,190)
Core deposit and other intangibles	(13,203)	(4,048)	(14,902)
Tangible common equity	$480,566	$458,602	$444,637
Common shares outstanding	30,683,353	28,968,160	30,535,517
Book value per common share	$20.56	$17.59	$19.54
Tangible book value per common share	15.66	15.83	14.56
Total shareholders' equity to total assets	12.8%	15.2%	12.6%
Tangible common equity to tangible assets	10.1%	13.9%	9.7%

Mergers and acquisitions

Clayton Bank and Trust and American City Bank

Effective July 31, 2017, the Company and FirstBank completed the previously announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement dated February 8, 2017, as amended on May 26, 2017, with Clayton HC, Inc., a Tennessee Corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller. The transaction was valued at approximately $236.5 million. The Company issued 1,521,200 shares of common stock and paid approximately $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. After finalizing purchase accounting adjustments, the Clayton Banks merger added approximately $1,215.8 million in total assets, $1,059.7 million in loans, and $979.5 million in deposits. Operating results for the three and six months ended June 30, 2018 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks. Substantially all of the operations of the Clayton Banks are included in the Banking segment. We incurred merger and conversion expenses connected with this transaction amounting to $0 and $1.2 million during the three and six months ended June 30, 2018, respectively, and $0.8 million and $1.3 million during the three and six months ended June 30, 2017, respectively.

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

Overview of recent financial performance

Results of operations

For the three months ended June 30, 2018, net income was $22.1 million compared to $11.2 million in the three months ended June 30, 2017. Pre-tax income was $29.9 million in the three months ended June 30, 2018 compared with $17.8 million in the same period in 2017. Diluted earnings per common share were $0.70 and $0.43 for the three months ended June 30, 2018 and 2017, respectively. Our net income represented a ROAA of 1.86% and 1.40% for the three months ended June 30, 2018 and 2017, respectively, and a ROAE of 14.4% and 11.3% for the same periods. Our ratio of average shareholders’ equity to average assets in the three months ended June 30, 2018 and 2017 was 12.9% and 12.4%, respectively.

For the six months ended June 30, 2018, net income was $41.8 million compared to $21.0 million in the six months ended June 30, 2017. Pre-tax income was $55.1 million in the six months ended June 30, 2018 compared with $33.0 million in the same period in 2017. Diluted earnings per common share were $1.33 and $0.82 for the six months ended June 30, 2018 and 2017, respectively. Our net income represented a ROAA of 1.79% and 1.32% for the six months ended June 30, 2018 and 2017, respectively, and a ROAE of 13.9% and 11.6% for the same periods. Our ratio of average shareholders’ equity to average assets in the six months ended June 30, 2018 and 2017 was 12.9% and 11.4%, respectively.

During the three months ended June 30, 2018, net interest income increased to $51.5 million compared to $30.4 million in the three months ended June 30, 2017, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth, including the added loan and deposits resulting from the Clayton Banks merger. Our net interest margin, on a tax-equivalent basis, increased to 4.81% for the three months ended June 30, 2018 as compared to 4.19% for the three months ended June 30, 2017, due primarily to the increase in contractual loan yield and fees earned on our loan portfolio while controlling our cost of funds. Noninterest income remained relatively flat for the three months ended June 30, 2018, increasing by $0.1 million to $35.8 million from the same period in the previous year.

Noninterest expense increased to $56.4 million for the three months ended June 30, 2018 compared to $49.1 million for the three months ended June 30, 2017. The increase was a result of our overall growth and added operational cost resulting from the merger with the Clayton Banks, in addition to increases in personnel costs associated with our growth.

During the six months ended June 30, 2018, net interest income increased to $99.9 million compared to $60.7 million in the six months ended June 30, 2017, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth resulting from the Clayton Banks merger. Our net interest margin, on a tax-equivalent basis, increased to 4.73% for the six months ended June 30, 2018 as compared to 4.24% for the six months ended June 30, 2017 due to loan and deposit growth, including the impact of the product mix acquired from the Clayton Banks, in addition to increased contractual loan yield and fees during the period. Noninterest income for the six months ended June 30, 2018 increased by $2.3 million to $69.0 million from the same period in the previous year primarily due to increased volume of business and our merger with the Clayton Banks.

Noninterest expense also increased to $112.5 million for the six months ended June 30, 2018 compared to $95.6 million for the six months ended June 30, 2017.  The increase was a result of our overall growth and added operational costs resulting from the merger with the Clayton Banks in addition to increases in personnel costs associated with our growth.

Financial condition

Our total assets increased to $4.92 billion at June 30, 2018 as compared to $4.73 billion at December 31, 2017. Loans held for investment increased $248.7 million to $3.42 billion, offset by a decline in loans held for sale of $151.3 million to $374.9 million at June 30, 2018.

We grew total deposits by $245.5 million to $3.91 billion at June 30, 2018 as compared to $3.66 billion at December 31, 2017. Noninterest bearing deposits as a percentage of total deposits was 24.8% at June 30, 2018 compared to 24.2% at December 31, 2017.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See “Part I. Financial Information – Notes to Consolidated Financial Statements – Note (11) – Segment reporting” in this Report.

Banking

Income before taxes increased by $13.9 million, or 98.7%, in the three months ended June 30, 2018 to $27.9 million as compared to $14.1 million in the three months ended June 30, 2017 due primarily to increased net interest income of $21.7 million resulting from an increase of $1.3 billion in average loan balances attributable to our growth, including the impact of the merger with the Clayton Banks, combined with rising interest rates. This was partially offset by increased noninterest expense of $7.4 million associated with our growth, including personnel costs resulting from our increased volume of business.

Income before taxes from the Banking segment increased by $25.0 million, or 92.1%, in the six months ended June 30, 2018 to $52.1 million as compared to $27.1 million in the six months ended June 30, 2017. The increase reflects an improvement of $40.6 million in net interest income due to an increase of $1.3 billion in average loan balances driven by our growth including the impact of our merger with the Clayton Banks combined with favorable interest rates and a continuing strong credit environment. Noninterest expense increased $15.9 million, primarily due to increased costs associated with our growth including personnel costs and operational costs resulting from our merger with the Clayton Banks.

Mortgage

Income before taxes from the Mortgage segment decreased 48.9% in the three months ended June 30, 2018 to $1.9 million as compared to $3.7 million in the three months ended June 30, 2017 primarily due to a decrease in noninterest income. Noninterest income decreased $1.5 million to $21.7 million for the three months ended June 30, 2018 as compared to $23.1 million for the three months ended June 30, 2017, driven by decreased interest rate lock commitment volume during the period. Interest rate lock commitment volume decreased $181.6 million, or 8.4%, during the three months ended June 30, 2018 due to higher interest rates and overall slow down in the mortgage market. The change in fair value on MSRs and related hedging activities included in mortgage banking income amounted to a loss of $1.8 million mainly due to decay during the three months ended June 30, 2018. Decay exists regardless of MSR hedging activity and is due to the natural aging and paydown of the mortgage servicing portfolio with the payments from customers more than offsetting the decay, resulting in positive gross servicing income of $3.8 million. This compares to a decline in fair value on MSRs and gross servicing income of $1.8 million and $0.9 million, respectively for the three months ended

June 30, 2017. The asset was not hedged during the three and six months ended June 30, 2017. Interest rate lock commitments in the pipeline at June 30, 2018 were $597.6 million compared with $546.5 million at June 30, 2017 and $504.2 million at December 31, 2017. Noninterest expense declined $0.2 million to $19.6 million for the three months ended June 30, 2018, primarily due to the loss of $0.2 million included in the three months ended June 30, 2017. There were no such sales during the three months ended June 30, 2018.

Income before taxes from the Mortgage segment declined $2.9 million in the six months ended June 30, 2018 to $3.0 million as compared to $5.9 million in the six months ended June 30, 2017. While interest rate lock commitment volume increased $349.2 million for the six months ended June 30, 2018 to $4,105.0 million as compared to $3,755.8 million for the six months ended June 30, 2017, noninterest income decreased $0.5 million to $42.0 million for the six months ended June 30, 2018 as compared to $42.5 million for the six months ended June 30, 2017 driven by a change in the delivery channel mix and overall compressing margins experienced across the market. Noninterest income for the six months ended June 30, 2018 also included a $3.5 million charge related to the change in fair value of the MSRs and related hedging activity. This compares to a $2.3 million charge related to the change in fair value of the MSRs during the six months ended June 30, 2017. Noninterest expense for the six months ended June 30, 2018 and 2017 was $38.5 million and $37.5 million, respectively.

Results of operations

Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, which enhances comparability of net interest income arising from taxable and tax-exempt sources. The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% and 39.23% for the three months ended June 30, 2018 and 2017.

Net interest income

Our net interest income is primarily affected by the interest rate environment and by the volume and the composition of our interest-earning assets and interest-bearing liabilities. We utilize net interest margin (“NIM”) which represents net interest income, on a tax-equivalent basis, divided by average interest-earning assets, to track the performance of our investing and lending activities. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from amortization and accretion of discounts on acquired loans. Our interest-earning assets include loans, time deposits in other financial institutions and securities available for sale. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased deposits. Our interest-bearing liabilities include deposits, advances from the FHLB, repurchase agreements and subordinated debt.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Net interest income increased 69.3% to $51.5 million in the three months ended June 30, 2018 compared to $30.4 million in the three months ended June 30, 2017. On a tax-equivalent basis, net interest income increased $20.8 million to $51.9 million in the three months ended June 30, 2018 as compared to $31.2 million in the three months ended June 30, 2017. The increase in tax-equivalent net interest income in the three months ended June 30, 2018 was primarily driven by increased volume and rates on loans held for investment resulting in a $25.2 million increase in interest income from loans held for investment.

Interest income, on a tax-equivalent basis, was $59.4 million for the three months ended June 30, 2018, compared to $34.0 million for the three months ended June 30, 2017, an increase of $25.4 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Loan income on loans held for investment, on a tax-equivalent basis, increased $25.2 million to $50.2 million from $25.0 million for the three months ended June 30, 2018 and 2017, respectively, primarily due to increased average loan balances of $1,346.4 million. The tax-equivalent yield on loans held for investment was 6.12%, up 93 basis points from the three months ended June 30, 2017. The increase in yield was primarily due to increased contractual interest rates and loan fees which yielded 5.37% and 0.46%, respectively, in the three months ended June 30, 2018 compared with 4.63% and 0.30%, respectively, during the three months ended June 30, 2017. Also included in the loan yield is the purchase accounting contribution of accretion and nonaccrual interest collections, which yielded 0.23% and 0.03%, respectively, in the three months ended June 30, 2018 compared with 0.17% and 0.07%, respectively, in the three  months ended June 30, 2017.

The components of our loan yield, a key driver to our NIM for the three months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$44,057	5.37%	$22,418	4.63%
Origination and other loan fee income	3,742	0.46%	1,447	0.30%
Accretion on purchased loans	1,928	0.23%	848	0.17%
Nonaccrual interest collections	250	0.03%	315	0.07%
Syndicated fee income	216	0.03%	87	0.02%
Total loan yield	$50,193	6.12%	$25,115	5.19%

(1)	Includes tax-equivalent adjustment

Accretion on purchased loans contributed 18 basis points and 11 basis points to the NIM for the three months ended June 30, 2018 and 2017, respectively. Additionally, nonaccrual interest income contributed 2 basis points and 4 basis points and syndicated loan fees contributed 2 and 1 basis points to the NIM for the three months ended June 30, 2018 and 2017, respectively.

For the three months ended June 30, 2018, interest income on loans held for sale remained flat at $4.4 million compared to the three months ended June 30, 2017 due to an increase in rates contributing $0.4 million offset by a decrease in volume of $0.3 million. For the three months ended June 30, 2018, investment income, on a tax-equivalent basis, increased slightly to $4.5 million for the three months ended June 30, 2018 compared to $4.3 million for the three months ended June 30, 2017. The average balance in the investment portfolio for the three months ended June 30, 2018 was $599.4 million compared to $564.9 million in the three months ended June 30, 2017.

Interest expense was $7.5 million for the three months ended June 30, 2018, an increase of $4.7 million compared to the three months ended June 30, 2017. The increase in interest expense was primarily due to increased cost of deposits and interest rate increases in FHLB advances. Anticipated increases in federal funds rates in the second half of 2018 are expected to continue to drive up our cost of funds and apply compression to our NIM. The current period increase in deposit cost was driven by overall increased interest rates and growth in deposit volume driven by our growth, including our merger with the Clayton Banks. Interest expense on deposits was $5.9 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. The cost of total deposits was 0.62% and 0.34% for the three months ended June 30, 2018 and 2017, respectively while the cost of interest-bearing deposits was 0.84% and 0.47% for the same periods. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense to $2.3 million and $1.9 million, respectively, for the three months ended June 30, 2018 from $0.9 million and $0.6 million, respectively, for the three months ended June 30, 2017 driven by an increase in rate and balances. The rate on money markets was 0.92%, up 43 basis points from the three months ended June 30, 2017. Time deposit interest expense also increased $1.3 million from the three months ended June 30, 2017 driven by increased rates and average time deposit balances, which increased $313.5 million to $704.4 million during the three months ended June 30, 2018 from $390.9 million for the same period in the previous year.  The rate on total time deposits was 1.11%, up 49 basis points from the three months ended June 30, 2017. The increase is partially due to a change in product mix attributable to our merger with the Clayton Banks, which increased average brokered and internet time deposits by $74.3 million during the three months ended June 30, 2018 compared to the same period in 2017. Brokered and internet time deposits carry an inherently higher rate at 1.64% for the three months ended June 30, 2018 than traditional customer time deposits. Our customer time deposits carried a rate of 1.04% during the three months ended June 30, 2018 compared to 0.62% in the same period in the previous year, reflecting the rising rate environment. Interest expense on borrowings was $1.6 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, while the cost of total borrowings was 2.15% and 2.16% for the three months ended June 30, 2018 and 2017, respectively. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Our NIM, on a tax-equivalent basis, increased to 4.81% during the three months ended June 30, 2018 from 4.19% in the three months ended June 30, 2017, primarily a result of increased contractual loan yield while controlling our cost of funds in an increasing rate environment.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2018			2017
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,289,045	$50,193	6.12%	$1,942,667	$25,115	5.19%
Loans held for sale	362,571	4,382	4.85%	390,596	4,276	4.39%
Securities:
Taxable	484,035	3,134	2.60%	442,309	2,589	2.35%
Tax-exempt(4)	115,334	1,327	4.61%	122,553	1,758	5.75%
Total Securities(4)	599,369	4,461	2.99%	564,862	4,347	3.09%
Federal funds sold	19,645	82	1.67%	8,456	23	1.09%
Interest-bearing deposits with other financial institutions	42,750	155	1.45%	68,460	158	0.93%
FHLB stock	12,530	162	5.19%	7,743	90	4.66%
Total interest earning assets(4)	4,325,910	59,435	5.51%	2,982,784	34,009	4.57%
Noninterest Earning Assets:
Cash and due from banks	48,184			50,004
Allowance for loan losses	(24,771)			(22,813)
Other assets(3)	414,668			214,808
Total noninterest earning assets	438,081			241,999
Total assets	$4,763,991			$3,224,783
Interest-bearing liabilities:
Interest bearing deposits:
Customer time deposits	$628,709	$1,638	1.04%	$389,480	$602	0.62%
Brokered and internet time deposits	75,699	309	1.64%	1,432	2	0.56%
Time deposits	704,408	1,947	1.11%	390,912	604	0.62%
Money market	1,005,081	2,311	0.92%	723,020	889	0.49%
Negotiable order of withdrawals	935,351	1,571	0.67%	711,099	759	0.43%
Savings deposits	181,461	69	0.15%	143,357	55	0.15%
Total interest bearing deposits	2,826,301	5,898	0.84%	1,968,388	2,307	0.47%
Other interest-bearing liabilities:
FHLB advances	253,131	1,171	1.86%	52,569	192	1.46%
Other borrowings	20,002	45	0.90%	17,315	12	0.28%
Long-term debt	30,930	412	5.34%	30,930	340	4.41%
Total other interest-bearing liabilities	304,063	1,628	2.15%	100,814	544	2.16%
Total Interest-bearing liabilities	3,130,364	7,526	0.96%	2,069,202	2,851	0.55%
Noninterest bearing liabilities:
Demand deposits	975,760			724,419
Other liabilities	41,917			32,357
Total noninterest-bearing liabilities	1,017,677			756,776
Total liabilities	4,148,041			2,825,978
Shareholders' equity	615,950			398,805
Total liabilities and shareholders' equity	$4,763,991			$3,224,783
Net interest income (tax-equivalent basis)		$51,909			$31,158
Interest rate spread (tax-equivalent basis)			4.55%			4.02%
Net interest margin (tax-equivalent basis)(5)			4.81%			4.19%
Average interest-earning assets to average interesting-bearing liabilities			138.2%			144.2%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $3.7 million and $1.5 million, accretion of $1.9 million and $0.8 million, nonaccrual interest collections of $0.3 million and $0.3 million and syndication fee income of $0.2 million and $0.1 million are included in interest income in the three months ended June 30, 2018 and 2017, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.4 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Net interest income increased 64.7% to $99.9 million in the six months ended June 30, 2018 compared to $60.7 million in the six months ended June 30, 2017. On a tax-equivalent basis, net interest income increased $38.6 million to $100.7 million in the six months ended June 30, 2018 as compared to $62.1 million in the six months ended June 30, 2017. The increase in tax-equivalent net interest income in the six months ended June 30, 2018 was primarily driven by increased volume and rates in loans held for investment offset by an increase in deposit volume and rates, both partially driven by the product mix acquired from our merger with the Clayton Banks.

Interest income, on a tax-equivalent basis, was $114.7 million for the six months ended June 30, 2018, compared to $67.6 million for the six months ended June 30, 2017, an increase of $47.0 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio and loans held for sale. Investment income consists primarily of interest earned on our investment portfolio. Interest income on loans held for investment, on a tax-equivalent basis, increased $46.7 million to $96.8 million for the six months ended June 30, 2018 from $50.0 million for the six months ended June 30, 2017 primarily due to increased average loan balances of $1,335.1 million. The tax-equivalent yield on loans was 6.02%, up 73 basis points from the six months ended June 30, 2017. The increase in yield was primarily due to increased contractual interest rates and loan fees which yielded 5.33% and 0.41%, respectively, in the six months ended June 30, 2018 compared with 4.57% and 0.36% during the six months ended June 30, 2017, respectively. Also included in the loan yield is the purchase accounting contribution of accretion and nonaccrual interest collections, which yielded 0.22% and 0.04%, respectively, in the six months ended June 30, 2018 compared with 0.21% and 0.10%, respectively, in the six months ended June 30, 2017.

The components of our loan yield, a key driver to our NIM for the six months ended June 30, 2018 and 2017, were as follows:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$85,593	5.33%	$43,257	4.57%
Origination and other loan fee income	6,609	0.41%	3,384	0.36%
Accretion on purchased loans	3,615	0.22%	2,008	0.21%
Nonaccrual interest collections	649	0.04%	934	0.10%
Syndicated loan fee income	291	0.02%	440	0.05%
Total loan yield	$96,757	6.02%	$50,023	5.29%

(1)	Includes tax-equivalent adjustment

Accretion on purchased loans contributed 17 and 14 basis points to the NIM for the six months ended June 30, 2018 and 2017, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 3 and 1 basis points, respectively, to the NIM for the six months ended June 30, 2018 compared to 6 and 3 basis points, respectively, to the NIM for the six months ended June 30, 2017.

For the six months ended June 30, 2018, interest income on loans held for investment increased $46.7 million to $96.8 million as a result of increases in volume and rates partially driven by the product mix acquired in our merger with the Clayton Banks. For the six months ended June 30, 2018, interest income on loans held for sale increased $0.1 million to $8.6 million compared to the six months ended June 30, 2017. This resulted from a decrease in rates of $0.1 million and growth in volume of $0.3 million. Investment income, on a tax-equivalent basis, remained flat at $8.6 million for the six months ended June 30, 2018 and 2017. The average balance in the investment portfolio in the six months ended June 30, 2018 was $582.9 million compared to $569.5 million in the six months ended June 30, 2017.

Interest expense was $13.9 million for the six months ended June 30, 2018, an increase of $8.5 million as compared to the six months ended June 30, 2017. The increase in interest expense was due to an increase in deposit interest expense and interest rate increases on FHLB advances. The increase in deposit cost was driven by overall increased interest rates and growth in deposit volume driven by our merger with the Clayton Banks. Interest expense on deposits was $11.0 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively. The cost of total deposits was 0.59% and 0.33% for the six months ended June 30, 2018 and 2017, respectively. The cost of interest-bearing deposits was 0.79% and 0.45% for the same periods, respectively. The primary driver for the increase in total interest expense is the increase in money market and time deposit interest expense to $4.2 million and $3.7 million, respectively, from $1.7 million and $1.2 million, respectively, for the six months ended June 30, 2018 and 2017, respectively, driven by an increase in rates and balances. The rate on money markets was 0.86%, up 39 basis points from six months ended June 30, 2017. Time deposit interest expense also increased $2.5 million to $3.7 million from the six months ended June 30, 2017, also as a result of an increase in rates and balances. The rate on time deposits was 1.06%, up 45 basis points from the six months ended June 30, 2017. Average time deposit balances increased $312.6 million to $703.2 million from $390.6 million during the six months ended June 30, 2018. The increase in time deposits from June 30, 2017 is a result of the merger with the Clayton Banks, which contributed to the $78.4 million increase in average brokered and internet time deposits and carry an inherently higher rate at 1.62% during the six months ended June 30, 2018 than our traditional customer time deposits. Our customer time deposits carried a rate of 0.99% during the six months ended June 30, 2018 compared to 0.61% for the same period in the previous year. Interest expense on borrowings was $3.0 and $1.1 million for the six months ended June 30, 2018 and 2017, respectively, while the cost of total borrowings was 2.14% and 2.04% for the six months ended June 30, 2018 and 2017, respectively, reflecting increased FHLB advances, the proceeds of which were used to fund the merger with the Clayton Banks.

Our NIM, on a tax-equivalent basis, increased to 4.73% during the six months ended June 30, 2018 from 4.24% in the six months ended June 30, 2017, primarily as a result of our loan growth and controlling our cost of funds in an increasing rate environment.

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2018			2017
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,241,657	$96,757	6.02%	$1,906,510	$50,023	5.29%
Loans held for sale	398,373	8,555	4.33%	386,288	8,415	4.39%
Securities:
Taxable	470,660	5,986	2.56%	449,432	5,156	2.31%
Tax-exempt(4)	112,286	2,578	4.63%	120,098	3,469	5.82%
Total Securities(4)	582,946	8,564	2.96%	569,530	8,625	3.05%
Federal funds sold	19,983	155	1.56%	11,375	50	0.89%
Interest-bearing deposits with other financial institutions	39,126	320	1.65%	75,680	329	0.88%
FHLB stock	12,170	302	5.00%	7,743	168	4.38%
Total interest earning assets(4)	4,294,255	114,653	5.38%	2,957,126	67,610	4.61%
Noninterest Earning Assets:
Cash and due from banks	45,736			50,805
Allowance for loan losses	(24,544)			(22,387)
Other assets(3)	404,485			213,067
Total noninterest earning assets	425,677			241,485
Total assets	$4,719,932			$3,198,611
Interest-bearing liabilities:
Interest bearing deposits:
Customer time deposits	$623,276	$3,061	0.99%	$389,032	$1,184	0.61%
Broker and internet time deposits	79,886	642	1.62%	1,532	3	0.39%
Time deposits	703,162	3,703	1.06%	390,564	1,187	0.61%
Money market	990,537	4,201	0.86%	726,458	1,674	0.46%
Negotiable order of withdrawals	939,506	2,928	0.63%	715,006	1,454	0.41%
Savings deposits	180,697	137	0.15%	140,011	106	0.15%
Total interest bearing deposits	2,813,902	10,969	0.79%	1,972,039	4,421	0.45%
Other interest-bearing liabilities:
FHLB advances	232,547	2,088	1.81%	56,547	383	1.37%
Other borrowings	17,595	70	0.80%	18,096	22	0.25%
Long-term debt	30,930	818	5.33%	30,930	663	4.32%
Total other interest-bearing liabilities	281,072	2,976	2.14%	105,573	1,068	2.04%
Total Interest-bearing liabilities	3,094,974	13,945	0.91%	2,077,612	5,489	0.53%
Noninterest bearing liabilities:
Demand deposits	952,140			716,560
Other liabilities	65,110			38,265
Total noninterest-bearing liabilities	1,017,250			754,825
Total liabilities	4,112,224			2,832,437
Shareholders' equity	607,708			366,174
Total liabilities and shareholders' equity	$4,719,932			$3,198,611
Net interest income (tax-equivalent basis)		$100,708			$62,121
Interest rate spread (tax-equivalent basis)			4.47%			4.08%
Net interest margin (tax-equivalent basis)(5)			4.73%			4.24%
Average interest-earning assets to average interest-bearing liabilities			138.7%			142.33%
(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $6.6 million and $3.4 million, accretion of $3.6 million and $2.0 million, nonaccrual interest collections of $0.6 million and $0.9 million, and syndication fee income of $0.3 million and $0.4 million are included in interest income in the six months ended June 30, 2018 and 2017, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.8 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

(5)    The NIM is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three and six months ended June 30, 2018 and 2017. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$20,547	$4,531	$25,078
Loans held for sale	(339)	445	106
Securities available for sale and other securities:
Taxable	270	275	545
Tax Exempt(2)	(83)	(348)	(431)
Federal funds sold and balances at Federal Reserve Bank	47	12	59
Time deposits in other financial institutions	(93)	90	(3)
FHLB stock	62	10	72
Total interest income(2)	20,410	5,015	25,426
Interest-bearing liabilities:
Time deposits	867	476	1,343
Money market	649	773	1,422
Negotiable order of withdrawal accounts	377	435	812
Savings deposits	14	(0)	14
FHLB advances	928	51	979
Other borrowings	6	27	33
Long-term debt	—	72	72
Total interest expense	2,840	1,835	4,675
Change in net interest income(2)	$17,570	$3,180	$20,751

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $3.7 million and $1.5 million, accretion of $1.9 million and $0.8 million, nonaccrual interest collections of $0.3 million and $0.3 million and syndication fee income of $0.2 million and $0.1 million are included in interest income in the three months ended June 30, 2018 and 2017, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $25.1 million increase in interest income on loans held for investment during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was the primary driver of the $20.8 million increase in net interest income. The increase in loan interest income on loans held for investment of $25.1 million was driven by an increase in average loans held for investment of $1,346.4 million to $3.3 billion as of June 30, 2018, as compared to $1.9 billion as of June 30, 2017, which was largely attributable to our merger with the Clayton Banks and loan growth in our metropolitan markets. The increase in loan income was partially offset by an increase of $4.7 million in interest expense due to increases in rates and volume of interest-bearing deposits and to a lesser extent, FHLB advances.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	Six months ended June 30, 2018 compared to six months ended June 30, 2017 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$39,851	$6,883	$46,734
Loans held for sale	260	(120)	140
Securities available for sale and other securities:
Taxable	270	560	830
Tax Exempt(2)	(179)	(712)	(891)
Federal funds sold and balances at Federal Reserve Bank	67	38	105
Time deposits in other financial institutions	(299)	290	(9)
FHLB stock	110	24	134
Total interest income(2)	40,080	6,963	47,043
Interest-bearing liabilities:
Time deposits	1,646	870	2,516
Money market	1,120	1,407	2,527
Negotiable order of withdrawal accounts	700	774	1,474
Savings deposits	31	—	31
FHLB advances	1,580	125	1,705
Other borrowings	(2)	50	48
Long-term debt	—	155	155
Total interest expense	5,075	3,381	8,456
Change in net interest income(2)	$35,005	$3,582	$38,587

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $6.6 million and $3.4 million, accretion of $3.6 million and $2.0 million, nonaccrual interest collections of $0.6 million and $0.9 million, and syndication fee income of $0.3 million and $0.4 million are included in interest income in the six months ended June 30, 2018 and 2017, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $46.7 million increase in loans held for investment interest income during the six months ended June 30, 2018 compared to June 30, 2017 was the primary driver of the $38.6 million increase in net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $1,335.1 million, or 70.0%, to $3.2 billion as of June 30, 2018, as compared to $1.9 billion as of June 30, 2017, which was largely attributable to our merger with the Clayton Banks in addition to loan growth in our metropolitan markets. The increase in loan income was partially offset by an increase in interest expense of $8.5 million due to increases in rates and volume of interest-bearing deposits and to a lesser extent, FHLB advances.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Our provision for loan losses for the three months ended June 30, 2018 was $1.1 million as compared to a reversal of $0.9 million for the three months ended June 30, 2017, is primarily attributable to our loan growth. Additionally, this increase included $0.7 million of subsequent deterioration on PCI loans during the period.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Our provision for loan losses for the six months ended June 30, 2018 was $1.4 million as compared to a reversal of $1.1 million in the same period in the previous year, is primarily attributable to our loan growth and a couple of large recoveries during the six months ended June 30, 2017. This increase in provision expense also included $0.7 million of subsequent deterioration on PCI loans during the six months ended June 30, 2018.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage banking income	$28,544	$30,239	$55,015	$55,319
Service charges on deposit accounts	2,132	1,796	4,229	3,562
ATM and interchange fees	2,581	2,085	4,942	4,132
Investment services and trust income	1,180	903	2,386	1,717
(Loss) gain from securities, net	(42)	29	(89)	30
Gain (loss) on sales or write-downs of other real estate owned	23	23	(163)	771
Other	1,345	582	2,718	1,213
Total noninterest income	$35,763	$35,657	$69,038	$66,744

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Noninterest income was $35.8 million for the three months ended June 30, 2018, an increase of $0.1 million, or 0.3%, as compared to $35.7 million for the three months ended June 30, 2017. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 3.0% in the three months ended June 30, 2018 as compared to 4.4% in the three months ended June 30, 2017.

Mortgage banking income primarily includes origination fees on mortgage loans including fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to offset the interest rate exposure. Upon the sale of the loan, the net fair value gain is reclassified to the realized gain on sale of loan. Mortgage banking income was $28.5 million and $30.2 million for the three months ended June 30, 2018 and 2017, respectively.

During the second quarter of 2018, the Bank’s mortgage operations had sales of $1,706.9 million which generated a sales margin of 1.58%. This compares to $1,535.3 million and a sales margin of 1.56% for the three months ended June 30, 2017. Mortgage banking income from gains on sale and related fair value changes amounted to $24.7 million during the three months ended June 30, 2018 compared to $29.3 million for the same period in the previous year. This activity was driven by an decrease in interest rate lock volume of $181.6 million, or 8.4%, to $1,976.0 million for the three months ended June 30, 2018 due to slow down in the mortgage market, change in delivery channel mix, and overall compressing margins. Changes in market conditions have also shifted the mix of interest rate lock commitments by purpose to 71% purchase for the three months ended June 30, 2018 from 64% purchase for the same period in the prior year. Income from mortgage servicing was $5.6 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, offset by a decline in fair value on MSRs and related hedging activity of $1.8 million and $1.8 million in the three months ended June 30, 2018 and 2017, respectively.

The components of mortgage banking income for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
(in thousands)	2018	2017
Mortgage banking income:
Origination and sales of mortgage loans	$27,017	$23,920
Net change in fair value of loans held for sale and derivatives	(2,299)	5,412
Change in fair value on MSRs and derivatives	(1,778)	(1,840)
Mortgage servicing income	5,604	2,747
Total mortgage banking income	$28,544	$30,239

Interest rate lock commitment volume by line of business:
Consumer direct	$785,965	$780,179
Third party origination (TPO)	239,995	296,034
Retail	359,284	379,530
Correspondent	590,743	701,846
Total	$1,975,987	$2,157,589
Interest rate lock commitment volume by purpose (%):
Purchase	71.3%	64.1%
Refinance	28.7%	35.9%
Mortgage sales	1,706,924	1,535,259
Mortgage sale margin	1.58%	1.56%
Closing volume	$1,670,152	$1,597,946
Outstanding principal balance of mortgage loans serviced	$8,483,445	$4,245,457

Mortgage banking income attributable to our Mortgage segment was $21.7 million and $23.1 million for the three months ended June 30, 2018 and 2017, respectively, and mortgage banking income attributable to our Banking segment was $6.9 million and $7.1 million for the three months ended June 30, 2018 and 2017, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $2.1 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively. The $0.3 million increase is due to our growth in deposits, including contributed deposits of the Clayton Banks.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased by $0.5 million to $2.6 million during the three months ended June 30, 2018 from $2.1 million for the three months ended June 30, 2017, also primarily due to the merger with the Clayton Banks.

Investment services and trust income for the three months ended June 30, 2018 was $1.2 million compared to $0.9 million for the three months ended June 30, 2017. This increase is primarily related to increased trust operations in connection with our merger with the Clayton Banks.

Loss on securities for the three months ended June 30, 2018 was $42 thousand compared to gains on securities for the three months ended June 30, 2017 of $29 thousand. Activity is typically driven by sales activity within our available-for-sale securities portfolio in addition to change in fair value of equity securities with readily determinable market values. Sales activity is attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management. The loss in the three months ended June 30, 2018 includes a $43 thousand charge for decline in fair value on equity securities offset by a $1 thousand gain on early call of available-for-sale debt securities. There were no sales of securities during the three months ended June 30, 2018 while there were $12.2 million of securities sold during the three months ended June 30, 2017.

Net gain on sales or write-downs of other real estate owned for the three months ended June 30, 2018 was $23 thousand compared to a net gain of $23 thousand for the three months ended June 30, 2017. This activity was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the three months ended June 30, 2018 increased to $1.3 million as compared to $0.6 million for the three months ended June 30, 2017, reflecting the contribution from the Clayton Banks.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Noninterest income was $69.0 million for the six months ended June 30, 2018, an increase of $2.3 million, or 3.4%, as compared to $66.7 million for the six months ended June 30, 2017. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 3.0% in the six months ended June 30, 2018 as compared to 4.2% in the six months ended June 30, 2017.

Mortgage banking income was relatively flat at $55.0 million and $55.3 million for the six months ended June 30, 2018 and 2017, respectively. Sales of mortgage loans totaled $3,389.7 million, generating a sales margin of 1.49% for the six months ended June 30, 2018 as compared to $3,026.5 million, generating a sales margin of 1.70% for the six months ended June 30, 2017.  This contributed to $48.1 million in mortgage banking income for the six months ended June 30, 2018 compared to $52.2 million for the six months ended June 30, 2017. The decrease in gain was due to different product mix and compressing margins due to competitive pressures in the mortgage marketplace. This activity was driven by an increase in interest rate lock commitment volume of $349.2 million, or 9.3%, to $4,105.0 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. While interest rate lock volume increased year over year, the change in mix by delivery channel and overall compressing margins result in relatively flat income from origination and sales activity. Income from mortgage servicing was $10.4 million for the six months ended June 30, 2018 compared with $5.5 million for the same period in 2017. This income was partially offset by a $3.4 million charge during the six months ended June 30, 2018 related to changes in fair value of MSRs and related hedges compared to a $2.3 million charge for the same period in the previous year.

The components of mortgage banking income for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Mortgage banking income:
Origination and sales of mortgage loans	$50,498	$51,497
Net change in fair value of loans held for sale and derivatives	(2,389)	668
Change in fair value on MSRs	(3,491)	(2,341)
Mortgage servicing income	10,397	5,495
Total mortgage banking income	$55,015	$55,319

Interest rate lock commitment volume by line of business:
Consumer direct	$1,505,695	$1,396,509
Third party origination (TPO)	485,674	555,030
Retail	689,004	662,228
Correspondent	1,424,600	1,142,052
Total	$4,104,973	$3,755,819
Interest rate lock commitment volume by purpose (%):
Purchase	64.5%	62.4%
Refinance	35.5%	37.6%
Mortgage sales	3,389,743	3,026,526
Mortgage sale margin	1.49%	1.70%
Closing volume	$3,287,255	$2,944,481
Outstanding principal balance of mortgage loans serviced	$8,483,445	$4,245,457

Mortgage banking income attributable to our Banking segment was $13.0 million and $12.8 million for the six months ended June 30, 2018 and 2017, respectively, and mortgage banking income attributable to our Mortgage segment was $42.0 million and $42.5 million for the six months ended June 30, 2018 and 2017, respectively.

Service charges on deposit accounts were $4.2 million, an increase of $0.7 million, or 18.7%, for the six months ended June 30, 2018, compared to $3.6 million for the six months ended June 30, 2017. The increase is primarily due to growth in deposits, including the contribution from the merger with the Clayton Banks.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 19.6% to $4.9 million during the six months ended June 30, 2018 as compared to $4.1 million for the six months ended June 30, 2017 as a result of the Clayton Banks merger in addition to increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions.

Investment services and trust income for the six months ended June 30, 2018 was $2.4 million compared to $1.7 million for the six months ended June 30, 2017. This increase is due to increased trust operations in connection with our merger with the Clayton Banks.

Loss from securities for the six months ended June 30, 2018 were $89 thousand, resulting from the sale of approximately $0.2 million in available-for-sale debt securities and a net loss of $81 thousand related to changes in fair value of equity securities with readily determinable market values. This compares to gains on sales of securities for the six months ended June 30, 2017 of $30 thousand, resulting from the sale of approximately $12.2 million in securities.

Net loss on sales or write-downs of other real estate owned for the six months ended June 30, 2018 was $0.2 million compared to a net gain of $0.8 million for the six months ended June 30, 2017. This change was the result of specific sales and valuation transactions of other real estate.

Other noninterest income for the six months ended June 30, 2018 was $2.7 million as compared to other noninterest income of $1.2 million for the six months ended June 30, 2017. This $1.5 million increase in other noninterest income was due to increased miscellaneous income items associated with our overall growth, including the merger with the Clayton Banks.

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

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$34,508	$30,783	$68,657	$59,789
Occupancy and equipment expense	3,744	3,307	7,349	6,416
Legal and professional fees	1,965	1,033	4,008	2,461
Data processing expense	2,138	1,460	4,173	2,961
Merger and conversion expense	—	767	1,193	1,254
Amortization of core deposit and other intangibles	802	123	1,655	515
Loss on sale of mortgage servicing rights	—	249	—	249
Regulatory fees and deposit insurance assessments	730	494	1,292	929
Other real estate owned expense	561	190	808	434
Software license and maintenance fees	390	364	857	821
Advertising	3,408	3,343	6,690	6,275
Other	8,112	7,023	15,827	13,449
Total noninterest expense	$56,358	$49,136	$112,509	$95,553

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Noninterest expense increased by $7.2 million during the three months ended June 30, 2018 to $56.4 million as compared to $49.1 million in the three months ended June 30, 2017. This increase resulted primarily from the $3.7 million increase in salary and employee benefits combined with overall increases associated with our growth and merger with the Clayton Banks.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 61.2% and 62.6% of total noninterest expense in the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018, salaries and employee benefits expense increased $3.7 million, or 12.1%, to $34.5 million as compared to $30.8 million for the three months ended June 30, 2017. The increase in the three months ended June 30, 2018 was primarily due to increased costs associated with our growth, including our merger with the Clayton Banks. The Company headcount increased 2.5% to 1,421 employees at June 30, 2018 from 1,386 employees at December 31, 2017 and 1,147 employees at June 30, 2017. Additionally, the Company expects to hire twelve to fifteen revenue producers during the last half of 2018, which will likely increase expenses related to salaries and benefits throughout the remainder of the year.

Salaries and employee benefits also reflects $1.9 million and $1.8 million accrued for equity compensation grants during the three months ended June 30, 2018 and 2017, respectively. These grants comprise restricted stock units that were granted in conjunction with the 2016 IPO to all full-time associates and extended to new associates and retained former Clayton employees at the end of 2017 in addition to accrual of annual stock-based performance grants.

Occupancy and equipment expense in the three months ended June 30, 2018 was $3.7 million, up slightly compared to $3.3 million for the three months ended June 30, 2017, reflecting the impact of the Clayton Banks.

Legal and professional fees increased slightly to $2.0 million for the three months ended June 30, 2018 as compared to $1.0 million for the three months ended June 30, 2017. The increase in legal and professional fees is attributable to our growth and volume of business.

Data processing costs increased $0.7 million to $2.1 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017. The increase for the three months ended June 30, 2018 was attributable to our growth and volume of transaction processing in addition to our merger with the Clayton Banks.

Merger and conversion expenses of $0.8 million for the three months ended June 30, 2017 was related to the merger with the Clayton Banks, which closed on July 31, 2017. There were such expenses for the three months ended June 30, 2018.

Amortization of core deposits and other intangibles totaled $0.8 million for the three months ended June 30, 2018 compared to $0.1 million for the three months ended June 30, 2017. The increase is due to the additional core deposit intangible and other intangibles recognized in our merger with the Clayton Banks.

Regulatory fees and deposit insurance assessments increased slightly to $0.7 million from $0.5 for the three months ended June 30, 2018 and 2017.

During the three months ended June 30, 2017, the Company sold $11,935 of mortgage servicing rights on $1,085,405 of serviced mortgage loans and recognized a loss of $0.03 million in connection with this transaction. There was no such sale during the three months ended June 30, 2018. During the second quarter of 2018, the Company entered into a letter of intent for the sale of certain mortgage servicing rights on $3,217.6 million of serviced mortgage loans, of which the Company will continue to subservice until they can be transferred to the purchaser. The transaction is expected to close during the third quarter of 2018 and the Company does not expect there to be a significant gain or loss related to this transaction.

Other real estate owned expense was $0.6 million and $0.2 million for the three months ended June 30, 2018 and 2017. Sales of other real estate owned amounting to $0.8 million and $0.7 million was the primary driver for the expense during the three months ended June 30, 2018 and 2017, respectively.

Software license and maintenance fees for the three months ended June 30, 2018 were $0.4 million, flat compared to the three months ended June 30, 2017.

Advertising costs for the three months ended June 30, 2018 were $3.4 million, relatively flat compared to $3.3 million for the three months ended June 30, 2017. This increase was largely attributable to our merger with the Clayton Banks and increased overall volume of business and footprint.

Other noninterest expense for three months ended June 30, 2018 was $8.1 million, an increase of $1.1 million from the three months ended June 30, 2017. This increase includes $0.7 million in expenses related to the completion of a $151.8 million follow-on secondary offering during the three months ended June 30, 2018 and reflects our growth, including the impact of the merger with the Clayton Banks.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Noninterest expense increased by $17.0 million during the six months ended June 30, 2018 to $112.5 million as compared to $95.6 million in the six months ended June 30, 2017. This increase resulted primarily from the $8.9 million increase in salaries and employee benefits expense and overall increases associated with our growth and merger with the Clayton Banks.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 61.0% and 62.6% of total noninterest expense in the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, salaries and employee benefits expense increased $8.9 million, or 14.8%, to $68.7 million as compared to $59.8 million for the six months ended June 30, 2017. The increase in the six months ended June 30, 2018 was primarily due to our growth, including our merger with the Clayton Banks.

Salaries and employee benefits expense also reflects $3.8 million accrued for equity compensation grants during the six months ended June 30, 2018 in conjunction with the 2016 IPO to all full-time associates and extended to new associates and retained former Clayton employees at the end of 2017, in addition to accrual of annual stock-based performance grants. This compares to $3.2 million expense during the six months ended June 30, 2017.

Occupancy and fixed asset expense in the six months ended June 30, 2018 increased $0.9 million to $7.3 million from $6.4 million for the six months ended June 30, 2017 as a result of our merger with the Clayton Banks and expansion of our footprint.

Legal and professional fees were $4.0 million for the six months ended June 30, 2018 as compared to $2.5 million for the six months ended June 30, 2017. The increase in legal and professional fees is attributable to additional professional services related to our growth and volume of business.

Data processing costs increased $1.2 million to $4.2 million for the six months ended June 30, 2018 from $3.0 million for the six months ended June 30, 2017. The increase for the six months ended June 30, 2018 was attributable to our growth and volume of transaction processing, partly attributable to our merger with the Clayton Banks.

Merger and conversion expenses related to the acquisition of Clayton Banks that closed on July 31, 2017 were $1.2 million for the six months ended June 30, 2018 as compared to $1.3 million for the six months ended June 30, 2017.

Amortization of core deposit and other intangible assets totaled $1.7 million for the six months ended June 30, 2018 compared to $0.5 million for the six months ended June 30, 2017. The increase is due to the additional core deposit and other intangibles recognized in our merger with the Clayton Banks.

Regulatory fees and deposit insurance assessments were $1.3 million for the six months ended June 30, 2018 compared with $0.9 million for same period in 2017.

During the six months ended June 30, 2017, the Company sold $11,935 of mortgage servicing rights on $1,085,465 of serviced mortgage loans and recognized a loss of $0.3 million in connection with this transaction. There was no such sale during the six months ended June 30, 2018.

Expenses related to other real estate owned for the six months ended June 30, 2018 were $0.8 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Sales of other real estate amounting to $2.2 million and $2.9 million was the primary driver for the expense during the six months ended June 30, 2018 and 2017, respectively.

Software license and maintenance fees for the six months ended June 30, 2018 were relatively flat at $0.9 million compared to $0.8 million for the six months ended June 30, 2017.

Advertising costs for the six months ended June 30, 2018 were $6.7 million, an increase of $0.4 million compared to $6.3 million for the six months ended June 30, 2017. This increase was largely driven by our mortgage internet delivery channel as the price of lead generation increased in 2018.

Other noninterest expense for six months ended June 30, 2018 was $15.8 million, an increase of $2.4 million from the six months ended June 30, 2017. This increase includes $0.7 million in expenses related to the completion of a $151.8 million follow-on secondary offering during the second quarter of 2018 and reflects our growth, including the impact of the merger with the Clayton Banks.

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

Our efficiency ratio was 64.6% and 74.4% for the three months ended June 30, 2018 and 2017, respectively, and 66.6% and 75.0% for the six months ended June 30, 2018 and 2017, respectively. Our adjusted efficiently ratio, on a tax-equivalent basis, was 62.1% and 70.2% for the three months ended June 30, 2018 and 2017, respectively, and 63.7% and 71.7% for the six months ended June 30, 2018 and 2017, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2018	2017	2017
Return on average total assets	1.86%	1.40%	1.79%	1.32%	1.37%
Return on average shareholders' equity	14.4%	11.3%	13.9%	11.6%	11.2%
Dividend payout ratio	8.7%	—	4.6%	—	—
Average shareholders’ equity to average assets	12.9%	12.4%	12.9%	11.4%	12.2%
Income tax

Income tax expense was $7.8 million and $6.6 million for the three months ended June 30, 2018 and 2017, respectively, and $13.3 million and $12.0 million for the six months ended June 30, 2018 and 2017, respectively. This reflects the federal rate change enacted by the Tax Reform Act on December 22, 2017. As such, our effective tax rates were 26.10% and 36.91% for the three months ended June 30, 2018 and 2017, respectively, and 24.1% and 36.37% for the six months ended June 30, 2018 and 2017, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and additional deductions for equity-based compensation upon the distribution of RSUs and nondeductible stock offering costs.

Financial condition

The following discussion of our financial condition compares the six months ended June 30, 2018 with the year ended December 31, 2017.

Total assets

Our total assets were $4.92 billion at June 30, 2018, an increase of $195.5 million from total assets of $4.73 billion at December 31, 2017. This increase was largely attributable an increase of $248.7 million in loans held for investment, driven by strong demand for our loan products in our markets and the success of our growth initiatives. This growth was partially offset by a $151.3 million decrease in loans held for sale, reflecting the decline in the mortgage market and derecognition of rebooked GNMA delinquent loans, which made up $43.0 million of total loans held for sale as of December 31, 2017.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 69.4% and 67.0% of our total assets as of June 30, 2018 and December 31, 2017, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”).  At June 30, 2018 and December 31, 2017, loans held for investment included approximately $93.9 million and $62.9 million, respectively, related to Participated loans.  Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.  At June 30, 2018 and December 31, 2017, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $248.7 million, or 7.9%, to $3.42 billion as of June 30, 2018 as compared to $3.17 billion as of December 31, 2017. Our loan growth during the six months ended June 30, 2018 has been comprised of increases of $98.0 million, or 13.7%, in commercial and industrial, $74.1 million, or 16.5%, in construction loans, $49.0 million, or 8.9%, in non-owner occupied commercial real estate and $55.8 million, or 7.6%, in residential real estate partially offset by a decrease of  $25.0 million, or 5.0%, in owner occupied commercial real estate and $3.3 million, or 1.5%, in consumer and other, respectively. The increase in loans during the six months ended June 30, 2018 is attributable to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$813,054	24%	$715,075	23%
Construction	522,471	15%	448,326	14%
Residential real estate:
1-to-4 family	528,158	15%	480,989	15%
Line of credit	208,668	6%	194,986	6%
Multi-family	57,344	2%	62,374	2%
Commercial real estate:
Owner-Occupied	470,872	14%	495,872	16%
Non-Owner Occupied	600,629	18%	551,588	17%
Consumer and other	214,379	6%	217,701	7%
Total loans	$3,415,575	100%	$3,166,911	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2018 and December 31, 2017, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Banking regulators have established thresholds of less than 100% for concentrations in construction lending and less than 300% for concentrations in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total risk-based capital. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to total risk-based capital. Management strives to operate within the thresholds set forth above. When a company’s ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management. The table below shows concentration ratios for the Bank and Company as of June 30, 2018 and December 31, 2017. At June 30, 2018, FirstBank slightly exceeded the 100% guideline; however, we remain committed to operating within the applicable guidance thresholds over the longer-term.

	As a percentage (%) of risk-based
	capital
		FB Financial
	FirstBank	Corporation
June 30, 2018
Construction	105.1%	99.6%
Commercial real estate	238.5%	226.0%
December 31, 2017
Construction	96.2%	90.3%
Commercial real estate	228.3%	214.4%

Loan categories

The principal categories of our loan held for investment portfolio are discussed below:

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of June 30, 2018, our commercial and industrial loans comprised of $813.1 million, or 24% of loans, compared to $715.1 million, or 23%, of loans as of December 31, 2017.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of June 30, 2018, our owner occupied commercial real estate loans comprised $470.9 million, or 14% of loans, compared to $495.9 million, or 16%, of loans as of December 31, 2017.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of June 30, 2018, our non-owner occupied commercial real estate loans comprised $600.6 million, or 18% of loans, compared to $551.6 million, or 17%, of loans as of December 31, 2017.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of June 30, 2018, our residential real estate mortgage loans comprised $528.2 million, or 15% of loans, compared to $481.0 million, or 15%, of loans as of December 31, 2017.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of June 30, 2018 comprised $208.7 million, or 6% of loans, compared to $195.0 million, or 6%, of loans as of December 31, 2017.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of June 30, 2018, comprised $57.3 million, or 2% of loans, compared to $62.4 million, or 2%, of loans as of December 31, 2017.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets subject to regulatory guidance thresholds. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of June 30, 2018, our construction loans comprised $522.5 million, or 15% of loans, compared to $448.3 million, or 14%, of loans as of December 31, 2017.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes without real estate and personal lines of credit. Consumer loans are generally secured by vehicles, manufactured homes, or other household goods. The collateral securing consumer loans may depreciate over time. The Company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of June 30, 2018, our consumer and other loans comprised $214.4 million, or 6% of loans, compared to $217.7 million, or 7%, of loans as of December 31, 2017.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of June 30, 2018 and December 31, 2017. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of June 30, 2018
Commercial and industrial	$251,591	$438,719	$122,744	$813,054
Commercial real estate:
Owner occupied	71,158	275,401	124,313	470,872
Non-owner occupied	77,331	272,981	250,317	600,629
Residential real estate:
1-to-4 family	49,140	219,161	259,857	528,158
Line of credit	28,653	43,225	136,790	208,668
Multi-family	4,515	16,108	36,721	57,344
Construction	210,578	232,410	79,483	522,471
Consumer and other	34,071	58,190	122,118	214,379
Total ($)	$727,037	$1,556,195	$1,132,343	$3,415,575
Total (%)	21%	46%	33%	100%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2017
Commercial and industrial	$311,406	$304,202	$99,467	$715,075
Commercial real estate:
Owner occupied	87,299	277,204	131,369	495,872
Non-owner occupied	85,892	250,050	215,646	551,588
Residential real estate:
1-to-4 family	47,063	203,984	229,942	480,989
Line of credit	17,188	41,368	136,430	194,986
Multi-family	4,354	20,803	37,217	62,374
Construction	202,787	172,094	73,445	448,326
Consumer and other	47,016	61,231	109,454	217,701
Total ($)	$803,005	$1,330,936	$1,032,970	$3,166,911
Total (%)	25%	42%	33%	100%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of June 30, 2018 and December 31, 2017:

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of June 30, 2018
Commercial and industrial	$181,188	$380,275	$561,463
Commercial real estate:
Owner occupied	335,841	63,873	399,714
Non-owner occupied	258,831	264,467	523,298
Residential real estate:
1-to-4 family	421,125	57,893	479,018
Line of credit	931	179,084	180,015
Multi-family	51,141	1,688	52,829
Construction	90,020	221,873	311,893
Consumer and other	173,146	7,162	180,308
Total ($)	$1,512,223	$1,176,315	$2,688,538
Total (%)	56%	44%	100%
(1)	Included in fixed interest rates are loans totaling $57.7 million at June 30, 2018, in which the Company has entered into variable interest rate swap contracts.

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2017
Commercial and industrial	$176,858	$226,811	$403,669
Commercial real estate:
Owner occupied	333,577	74,996	408,573
Non-owner occupied	244,652	221,044	465,696
Residential real estate:
1-to-4 family	383,334	50,592	433,926
Line of credit	757	177,041	177,798
Multi-family	56,313	1,707	58,020
Construction	90,003	155,536	245,539
Consumer and other	162,529	8,156	170,685
Total ($)	$1,448,023	$915,883	$2,363,906
Total (%)	61%	39%	100%
(1)	Included in fixed interest rates are loans totaling $29.6 million at December 31, 2017, in which the Company has entered into variable rate swap contracts.

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of June 30, 2018
One year or less	$332,267	$394,770	$727,037
One to five years	868,458	687,737	1,556,195
More than five years	643,765	488,578	1,132,343
Total ($)	$1,844,490	$1,571,085	$3,415,575
Total (%)	54%	46%	100%
(1)	Included in fixed interest rates are loans totaling $57.7 million at June 30, 2018, in which the Company has entered into variable interest rate swap contracts.

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2017
One year or less	$342,779	$460,226	$803,005
One to five years	830,210	500,726	1,330,936
More than five years	617,813	415,157	1,032,970
Total ($)	$1,790,802	$1,376,109	$3,166,911
Total (%)	57%	43%	100%
(1)	Included in fixed interest rates are loans totaling $29.6 million at December 31, 2017, in which the Company has entered into variable rate swap contracts.

Of the loans shown above with floating interest rates totaling $1,571.1 million as of June 30, 2018, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of June 30, 2018
Loans with current rates above floors	$88,126	—	$308,652	—	$304,749	—
Loans with current rates below floors:
1-25 bps	2,556	3.99	5,503	19.32	27,884	6.30
26-50 bps	195	50.00	7,132	48.50	31,904	49.24
51-75 bps	139	75.00	—	—	1,206	73.26
76-100 bps	832	100.00	5,781	99.96	4,084	89.76
101-125 bps	—	106.83	6,890	116.38	11,001	114.48
126-150 bps	—	—	46	150.00	173	131.27
151-200 bps	50	200.00	74	179.89	153	199.22
200-250 bps	—	—	36	215.00	115	227.92
251 bps and above	—	—	440	880.29	15	350.00
Total loans with current rates below floors	$3,772	1.34	$25,902	6.72	$76,535	9.30

Asset quality

In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions, including extensions or interest rate modifications, to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. Furthermore, we are committed to collecting on all of our loans which can result in us carrying higher nonperforming assets. We believe this practice leads to higher recoveries in the long term.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

As of June 30, 2018 and December 31, 2017, we had $25.8 million and $72.3 million, respectively, in nonperforming assets. As of June 30, 2018 and December 31, 2017, other real estate owned included $5.4 million and $5.9 million, respectively, of excess land and facilities resulting from the merger with the Clayton Banks that is held for sale. Other nonperforming assets as of June 30, 2018 and December 31, 2017 also included $0.6 million and $0.7 million, respectively, of restricted marketable equity securities received in satisfaction of a previously charged-off loan and $1.8 million and $1.7 million, respectively, in other repossessed assets.

As of December 31, 2017, the amount of loans held for sale that are 90 days or more past due includes government guaranteed GNMA mortgage loans that the Bank, as the original transferor and servicer, has the right, but not obligation, to repurchase totaling $43.0 million at December 31, 2017 with an offsetting liability in the same amount. This option was not exercised and the rebooked GNMA loans were derecognized in 2018. At June 30, 2018, there were $52.2 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, we did not rebook the delinquent GNMA loans as of June 30, 2018; however, we continue to assess quarterly going forward.

If our nonperforming assets would have been current during the three and six months ended June 30, 2018, we would have recorded additional income of $0.1 million and $0.3 million, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively. We had net interest recoveries of $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods. This compares to $0.6 million and $0.9 million for the three and six months ended June 30, 2017, respectively.

The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of June 30,		As of December 31,
(dollars in thousands)	2018	2017	2017
Loan Type
Commercial and industrial	$852	$1,118	$623
Construction	521	438	541
Residential real estate:
1-to-4 family mortgage	3,152	2,981	3,504
Residential line of credit	761	1,056	833
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,052	1,884	2,940
Non-owner occupied	1,212	2,293	1,371
Consumer and other	263	176	285
Total nonperforming loans held for investment	8,813	9,946	10,097
Loans held for sale(1)	—	—	43,355
Other real estate owned	14,639	6,370	16,442
Other	2,341	3,154	2,369
Total nonperforming assets	$25,793	$19,470	$72,263
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.26%	0.50%	0.32%
Total nonperforming assets as a percentage of total assets	0.52%	0.58%	1.53%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.03%	0.05%	0.04%
Loans restructured as troubled debt restructurings	$8,603	$8,488	$8,604
Troubled debt restructurings as a percentage of loans	0.25%	0.43%	0.27%

(1)

Amount for December 31, 2017 includes $43.0 million in rebooked GNMA loans for which there is no obligation to repurchase. See the previous discussion of serviced GNMA loans eligible for repurchase and the impact of our repurchases of delinquent mortgage loans under the GNMA optional repurchase program (see Note 1 to the unaudited Consolidated Financial Statements).

Total nonperforming loans as a percentage of total loans were 0.26% as of June 30, 2018 as compared to 0.32% as of December 31, 2017. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 299.0% as of June 30, 2018 as compared to 238.1% as of December 31, 2017.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $11.0 million at June 30, 2018, as compared to $15.1 million for the year ended December 31, 2017.

Under acquisition accounting rules, acquired loans were recorded at their estimated fair value. We recorded the loan portfolio acquired from the Clayton Banks at fair value as of the July 31, 2017 acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses; however, as of June 30, 2018, the allowance included $0.7 million in reserves related to subsequent deterioration since the acquisition date.

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. During the three and six months ended June 30, 2018, other real estate owned with a cost basis of $0.8 million and $2.2 million, respectively, was sold resulting in a net gain of $23 thousand and net loss of $0.2 million, respectively. For the same periods in the previous year, other real estate owned with a cost basis of $0.7 million and $2.9 million, respectively, was sold resulting in a net gain of $23 thousand and $0.8 million, respectively.

Classified loans

Accounting standards require us to identify loans, where full repayment of principal and interest is doubtful, as impaired loans. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented these standards in our quarterly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with guidance on these standards. As part of the review process, we also identify loans classified as watch, which have a potential weakness that deserves management’s close attention.

Loans totaling $58.5 million and $55.5 million were classified as substandard under our policy at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, $27.6 million and $32.0 million of substandard loans were acquired with deteriorated credit quality in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at June 30, 2018 and December 31, 2017.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of June 30, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$746,253	$59,476	$5,559	$811,288
Construction	499,370	14,278	1,762	515,410
Residential real estate:
1-to-4 family mortgage	490,856	8,625	7,665	507,146
Residential line of credit	205,614	1,632	1,422	208,668
Multi-family mortgage	56,245	133	950	57,328
Commercial real estate:
Owner occupied	434,025	20,435	8,087	462,547
Non-owner occupied	565,195	16,096	1,289	582,580
Consumer and other	185,919	2,289	4,087	192,295
Total loans, excluding purchased credit impaired loans	$3,183,477	$122,964	$30,821	$3,337,262

Purchased credit impaired loans
Commercial and industrial	$—	$1,187	$579	$1,766
Construction	—	3,332	3,729	7,061
Residential real estate:
1-to-4 family mortgage	—	16,721	4,291	21,012
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	16	16
Commercial real estate:
Owner occupied	—	4,488	3,837	8,325
Non-owner occupied	—	7,465	10,584	18,049
Consumer and other	—	17,474	4,610	22,084
Total purchased credit impaired loans	$—	$50,667	$27,646	$78,313
Total loans	$3,183,477	$173,631	$58,467	$3,415,575

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2017
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076

Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911

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

In addition, on a regular basis, management and the Company’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $26.3 million and $24.0 million at June 30, 2018 and December 31, 2017, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$4,747	24%	$4,461	23%
Construction	9,023	15%	7,135	14%
Residential real estate:
1-to-4 family mortgage	3,378	15%	3,197	15%
Residential line of credit	795	6%	944	6%
Multi-family mortgage	391	2%	434	2%
Commercial real estate:
Owner occupied	3,290	14%	3,558	16%
Non-owner occupied	3,272	18%	2,817	17%
Consumer and other	1,451	6%	1,495	7%
Total allowance	$26,347	100%	$24,041	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
(dollars in thousands)	2018	2018	2017
Allowance for loan loss at beginning of period	$24,406	$24,041	$21,747
Charge-offs:
Commercial and industrial	(5)	(225)	(584)
Construction	(15)	(15)	(27)
Residential real estate:
1-to-4 family mortgage	(5)	(65)	(200)
Residential line of credit	—	(20)	(276)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	—	—	(288)
Non-owner occupied	—	—	—
Consumer and other	(396)	(757)	(1,152)
Total charge-offs	(421)	(1,082)	(2,527)
Recoveries:
Commercial and industrial	135	270	1,894
Construction	862	1,114	1,084
Residential real estate:
1-to-4 family mortgage	43	58	159
Residential line of credit	44	71	395
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	108	131	61
Non-owner occupied	—	51	1,646
Consumer and other	107	313	532
Total recoveries	1,299	2,008	5,771
Net recoveries (charge offs)	878	926	3,244
Provision (reversal of provision) for loan loss	1,063	1,380	(950)
Allowance for loan loss at the end of period	$26,347	$26,347	$24,041
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.11%	0.10%	0.13%
Allowance for loan loss as a percentage of loans at end of period	0.77%	0.77%	0.76%
Allowance of loan loss as a percentage of nonperforming loans	299.0%	299.0%	238.1%

Mortgage loans held for sale

Mortgage loans held for sale were $374.9 million at June 30, 2018 compared to $526.2 million at December 31, 2017. Interest rate lock volume for the three months ended June 30, 2018 and 2017 totaled $1,976.0 million and $2,157.6 million, respectively, and amounted to $4,105.0 million and $3,755.8 million for the six months ended June 30, 2018 and 2017, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Rising interest rates during the three months ended June 30, 2018 resulted in slow down of interest rate lock volume which is expected to persist through the remainder of 2018. Interest rate lock commitments in the pipeline at June 30, 2018 and December 31, 2017 were $597.6 million and $054.2 million, respectively.

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

Total deposits were $3.91 billion and $3.66 billion as of June 30, 2018 and December 31, 2017, respectively. Noninterest-bearing deposits at June 30, 2018 and December 31, 2017 were $970.9 million and $888.2 million, respectively, while interest-bearing deposits were $2,939.0 million and $2,776.2 million at June 30, 2018 and December 31, 2017, respectively. The 6.7% increase in total deposits is mainly attributable to continued focus on deposit growth, seasonal growth in public deposits, and other movements in customer activity including increases from certain large depositors.

Interest-bearing deposits acquired from our merger with the Clayton Banks included brokered and internet time deposits amounting to $85.7 million as of December 31, 2017. These brokered and internet time deposits declined to $65.9 million as of June 30, 2018 and are expected to continue to run-off.

Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third party servicing provider, Cenlar, transfers to the Bank which totaled $88.4 million and $53.7 million at June 30, 2018 and December 31, 2017, respectively. This balance is expected to decrease in the third quarter of 2018 upon the closing of the pending sale of mortgage servicing rights.  See Note 6, “Mortgage Servicing Rights” in these Notes to the consolidated unaudited financial statements for further details regarding this sale.

Additionally, our deposits from municipal and governmental entities (i.e., “public deposits”) totaled $408.7 million at June 30, 2018 compared to $368.5 million at December 31, 2017, which is typical of the seasonal growth from revenue collections and will gradually decline over the remainder of the calendar year.

In connection with the merger of the Clayton Banks, a significant amount of the $184.2 million cash portion of the purchase price together with pre-acquisition dividends were deposited in interest bearing accounts with our Bank.  Since that time, as expected, these deposits balances have declined and should continue to decline over the remainder of 2018 and 2019.

Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed in Note 14 to the consolidated unaudited financial statements included in this Form 10-Q. The mix between noninterest bearing and interest bearing as of June 30, 2018 remained consistent with the mix at December 31, 2017; however, management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including certain brokered and internet time deposits, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$970,851	25%	—%	$888,200	25%	—%
Interest bearing demand	2,027,776	52%	0.74%	1,909,546	52%	0.55%
Savings deposits	181,127	5%	0.15%	178,320	5%	0.16%
Customer time deposits	664,255	16%	0.99%	602,628	16%	0.66%
Brokered and internet time deposits	65,854	2%	1.62%	85,701	2%	1.54%
Total deposits	$3,909,863	100%	0.59%	$3,664,395	100%	0.42%
Total Time Deposits
0.00-0.50%	$45,005	6%		$113,661	16%
0.51-1.00%	294,696	40%		259,294	38%
1.01-1.50%	208,551	29%		186,510	27%
1.51-2.00%	94,231	13%		107,960	16%
2.01-2.50%	70,456	10%		15,409	2%
Above 2.50%	17,170	2%		5,495	1%
Total time deposits	$730,109	100%		$688,329	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$80,528	$44,391	$124,919
Over Three to Six	83,746	44,339	128,085
Over Six to Twelve	124,926	89,631	214,557
Over Twelve	172,441	90,107	262,548
Total	$461,641	$268,468	$730,109

	As of December 31, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$46,693	$55,234	$101,927
Over Three to Six	99,520	45,993	145,513
Over Six to Twelve	108,525	76,065	184,590
Over Twelve	168,104	88,195	256,299
Total	$422,842	$265,487	$688,329

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$983	0%	$986	0%
Mortgage-backed securities	477,974	79%	418,781	78%
Municipals, tax exempt	122,247	20%	109,251	21%
Treasury securities	7,156	1%	7,252	1%
Total securities available for sale	$608,360	100%	$536,270	100%

The balance of our available for sale debt securities portfolio at June 30, 2018 was $608.4 million compared to $536.3 million at December 31, 2017. During the three and six months ended June 30, 2018, we purchased $39.5 million and $121.1 million investment securities, respectively. This compares to purchases of $17.9 million and $22.9 million during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 66.5% and 85.8% of these purchases, respectively. This compares to purchases of mortgage-backed securities and CMOs, in the aggregate, comprising of 68.7% and 53.7% during the three and six months ended June 30, 2017. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 33.5% and 14.2% of total securities purchased in the three and six months ended June 30, 2018, respectively, and made up 31.3% and 46.3% of total securities purchased during the same periods in 2017. The carrying value of securities sold during the three and six months ended June 30, 2018, totaled $0 and $0.2 million, respectively. This compares to the carrying value of total securities sold during the three and six months ended June 30, 2017 totaling $12.2 million and $12.2 million, respectively. Maturities and calls of securities during the three and six months ended June 30, 2018 totaled $18.0 million and $34.5 million, respectively, while totaling $22.4 million and $41.9 million during the same periods in 2017. As of June 30, 2018 and December 31, 2017, net unrealized losses of $17.3 million and $4.9 million, respectively, were recorded on investment securities.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018			As of December 31, 2017
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—	—	$—	—	—
Maturing in one to five years	7,156	1.2%	1.76%	7,252	1.3%	1.76%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total Treasury securities	7,156	1.2%	1.76%	7,252	1.3%	1.76%
Government agency securities:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	983	0.2%	1.43%	986	0.2%	1.43%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—		—	—	—
Total government agency securities	983	0.2%	1.43%	986	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	12,195	2.0%	6.07%	925	0.2%	3.86%
Maturing in one to five years	11,944	2.0%	5.45%	20,640	3.8%	4.18%
Maturing in five to ten years	18,769	3.1%	4.98%	19,588	3.6%	3.84%
Maturing after ten years	79,339	13.0%	4.06%	68,098	12.5%	3.07%
Total obligations of state and municipal subdivisions	122,247	20.0%	4.53%	109,251	20.1%	3.42%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	—	—	—	—	—	—
Maturing in five to ten years	4,229	0.7%	2.26%	23	0.0%	3.94%
Maturing after ten years	473,745	77.5%	2.55%	418,758	77.0%	2.32%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	477,974	78.2%	2.54%	418,781	77.0%	2.32%
Total equity securities	3,075	0.5%	(5.31)%	7,722	1.4%	1.17%
Total investment securities	$611,435	100.0%	2.96%	$543,992	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of June 30, 2018
US Government agency securities	$999	$—	$(16)	$983
Mortgage-backed securities	494,599	169	(16,794)	477,974
Municipals, tax exempt	122,710	1,472	(1,935)	122,247
Treasury securities	7,364	—	(208)	7,156
	$625,672	$1,641	$(18,953)	$608,360
As of December 31, 2017
US Government agency securities	$999	$—	$(13)	$986
Mortgage-backed securities	425,557	374	(7,150)	418,781
Municipals, tax exempt	107,127	2,692	(568)	109,251
Treasury securities	7,345	—	(93)	7,252
	$541,028	$3,066	$(7,824)	$536,270

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

	As of June 30, 2018
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
June 30, 2019(1)	$309,691	91%	1.92%
June 30, 2020	84	0%	6.00%
June 30, 2021	155	0%	5.65%
June 30, 2022	631	0%	5.92%
June 30, 2023	552	0%	5.58%
Thereafter	31,780	9%	5.52%
Total	$342,893	100%	2.14%
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

Short-term borrowings

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates, securities sold under agreements to repurchase and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	Three months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
(dollars in thousands)	2018	2018	2017
Average daily amount of short-term borrowings outstanding during the period	$164,618	$139,818	$71,064
Weighted average interest rate on average daily short-term borrowings	2.01%	1.94%	0.38%
Maximum outstanding short-term borrowings outstanding at any month-end	$226,694	$226,694	$204,293
Short-term borrowings outstanding at period end	$203,518	$203,518	$204,293
Weighted average interest rate on short-term borrowings at period end	2.32%	2.32%	1.17%

Lines of credit and other borrowings

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $598.7 million and $761.2 million and qualifying commercial mortgages of $539.6 million and $207.4 million as collateral securing a line of credit with a total borrowing capacity of $700.0 million and $671.5 million as of June 30, 2018 and December 31, 2017, respectively.

Borrowings against the line were $8.4 million and $12.4 million in long term advances and $185.0 million and $190.0 million in overnight CMAs as of June 30, 2018 and December 31, 2017, respectively. In the third quarter of 2017, we borrowed $100.0 million in variable rate advances as part of the funding strategy for the Clayton Banks merger. The advances have 90 day fixed rate repricing terms. Given their functional purpose of securing longer-term funding and our intention and ability to utilize them in a longer-term capacity, we categorize these FHLB advances as long-term debt on the consolidated balance sheets. An additional line of $300 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. Subsequent to June 30, 2018, the line was increased to $800.0 million.  See Note 1. “Basis of presentation” in the notes to the consolidated unaudited financial statements for further details regarding the line increase.

Additionally, the Bank maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of June 30, 2018 and December 31, 2017, $1,218.5 million and $724.3 million of qualifying loans and $12.8 million and $13.5 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $849.3 million and $529.5 million.

The Bank also maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal fund purchases in the aggregate amount of $240.0 million as of June 30, 2018 and $165.0 million as of December 31, 2017. Borrowings against the lines were $2.5 million and $0 as of June 30, 2018 and December 31, 2017, respectively.

We have two wholly owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of June 30, 2018 and December 31, 2017, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.49% and 4.82% at June 30, 2018 and December 31, 2017, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.56% and 4.59% at June 30, 2018 and December 31, 2017, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2018 and December 31, 2017, securities with a carrying value of $433.8 million and $337.6 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding overnight CMAs at June 30, 2018 and December 31, 2017 were $185.0 million and $190.0 million, respectively. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy of merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings. Given their functional purpose of securing longer-term funding and our intention to utilize them in a longer-term capacity, we categorize these FHLB advances as long-term debt on our consolidated balance sheets. At June 30, 2018 and December 31, 2017, the balance of our outstanding additional long-term advances with the FHLB were $8.4 million and $12.4  million, respectively. The remaining balance available with the FHLB was $406.5 million and $369.1 million at June 30, 2018 and December 31, 2017. We also maintain lines of credit with other commercial banks in the form of fed funds purchased totaling $240.0 million and $165.0 million June 30, 2018 and December 31, 2017. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against the lines were $2.5 million and $0 as of June 30, 2018 and December 31, 2017, respectively.

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

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions (“TDFI”). Based upon this regulation, as of June 30, 2018 and December 31, 2017, $82.0 million and $105.5 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

In the second quarter of 2018, the Company declared the initiation of a regular quarterly dividend of $0.06 per share, or $1.9 million. Subsequent to June 30, 2018, the Company declared its third quarter dividend in the same amount payable to stockholders of record as of July 31, 2018 on August 15, 2018.

The Company had cash balances on deposit totaling $22.4 million and $25.8 million at June 30, 2018 and December 31, 2017, respectively, for ongoing corporate needs.

The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the second quarter of 2018, the Company paid expenses totaling $0.7 million related to the completion of a follow-on secondary offering whereby the former majority shareholder was the seller.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of June 30, 2018 and December 31, 2017, we exceeded all regulatory requirements for capital ratios, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
June 30, 2018
Common Equity Tier 1 (CET1)
FB Financial Corporation	$468,308	10.6%	>	$198,810	>	4.5%		N/A		N/A
FirstBank	$470,776	10.7%	>	$197,990	>	4.5%	>	$285,985	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$524,655	11.9%	>	$352,709	>	8.0%		N/A		N/A
FirstBank	$497,123	11.3%	>	$351,945	>	8.0%	>	$439,932	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$498,308	11.3%	>	$264,588	>	6.0%		N/A		N/A
FirstBank	$470,776	10.7%	>	$263,987	>	6.0%	>	$263,987	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$498,308	10.9%	>	$182,865	>	4.0%		N/A		N/A
FirstBank	$470,776	10.2%	>	$184,618	>	4.0%	>	$230,773	>	5.0%
December 31, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$442,381	10.7%	>	$185,874	>	4.5%		N/A		N/A
FirstBank	$442,061	10.7%	>	$185,567	>	4.5%	>	$268,041	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$496,422	12.0%	>	$330,672	>	8.0%		N/A		N/A
FirstBank	$466,102	11.3%	>	$329,984	>	8.0%	>	$412,480	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$472,381	11.4%	>	$247,969	>	6.0%		N/A		N/A
FirstBank	$442,061	10.7%	>	$247,422	>	6.0%	>	$247,422	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.5%	>	$180,643	>	4.0%		N/A		N/A
FirstBank	$442,061	9.8%	>	$180,987	>	4.0%	>	$226,234	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at June 30, 2018 and December 31, 2017, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing stricter quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. While our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, the Dodd-Frank Act specifies that any such securities issued after May 19, 2010 may not be included in Tier 1 capital.

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

Certain calculations under the rules related to deductions from capital have phase-in periods through 2018.  Specifically, the capital treatment of MSRs is phased in through the transition periods. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under Basel III, the Bank and the Company must deduct a much larger portion of the value of MSRs from Tier 1 capital.

•

MSRs (net of deferred tax in excess of 10% of Tier 1 capital before threshold based deductions must be deducted from common equity. The disallowable portion of MSRs will be phased in incrementally (40% in 2015; 60% in 2016: 80% in 2017 and beyond).

•

In addition, the combined balance of MSRs and deferred tax assets is limited to approximately 15% of the Bank’s and the Company’s common equity Tier 1 capital. These combined assets must be deducted from common equity to the extent that they exceed the 15% threshold.

•	Any portion of the Bank’s and the Company’s MSRs that are not deducted from the calculation of common equity Tier 1 is subject to a 100% risk weight.

Generally, the new Basel III rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019.

On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the Rule for certain banks including FirstBank. The final rules had provided for a number of adjustments to deductions from Tier 1 capital. Deductions included, for example, the requirement that MSRs, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Tier 1 Capital to the extent that any one such category exceeds 10% of Tier 1 capital or all such categories in the aggregate exceed 15% of Tier 1 capital. Effective on January 1, 2018, the 2017 rule paused the full transition to the Basel III treatment.

As of June 30, 2018 and December 31, 2017, the Bank and Company met all capital adequacy requirements to which they are subject. Also, as of June 30, 2016, the date of the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As part of our ongoing balance sheet and capital management during the quarter, the Company entered into a letter of intent to sell a portion of its mortgage servicing rights portfolio. The transaction provides for the sale of the rights on $3,217.6 million of serviced mortgage loans, of which the Company will continue to subservice until they can be transferred to the purchaser. The sale is expected to close during the third quarter of 2018 and is projected to make additional regulatory capital available to support the continued growth in the Banking segment of our business.

On May 24, 2018, The Economic Growth, Regulatory Relief, and Consumer Protection Act, also known as the Crapo Bill, was into law and will exempt banks with less than $10 billion in assets from certain regulatory requirements. For those banks, it establishes a Community Bank Leverage Ratio (“CBLR”), which is calculated as tangible equity capital divided by the average total assets. The CBLR minimum requirement would be set between 8% and 10%, and if an exempt bank maintains CBLR above the threshold, it can opt out of reporting or complying with other regulatory capital ratios. We will continue to monitor this new regulatory capital framework and evaluate as further details and guidance of the Crapo Bill are released.

Capital expenditures

Currently, we have not entered into any capital commitments exceeding $1 million; however, over the next twelve months we plan on investing approximately $5.5 million in branch improvements and expansion across our markets.

Shareholders’ equity

Our total shareholders’ equity was $631.0 million at June 30, 2018 and $596.7 million, at December 31, 2017. Book value per share was $20.56 at June 30, 2018 and $19.54 at December 31, 2017. The growth in shareholders’ equity was attributable to earnings retention offset by declared dividends, changes in accumulated other comprehensive income and activity related to equity-based compensation.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	June 30,	December 31,
	2018	2017
Loan commitments	$1,088,486	$977,276
Standby letters of credit	18,555	22,882

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about our off-balance sheet transactions, see “Part I. Financial Information — Notes to Consolidated Unaudited Financial Statements — Note (8) – Commitments and contingencies” in this Report.

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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	June 30,	December 31,	June 30,	December 31,
(in basis points)	2018	2017	2018	2017
+400	4.5%	8.8%	8.8%	13.9%
+300	3.5%	6.6%	6.8%	10.6%
+200	2.5%	4.4%	4.9%	7.3%
+100	1.1%	2.0%	2.4%	3.6%
-100	(5.1)%	(6.7)%	(7.2)%	(9.2)%
-200	(13.8)%	(13.4)%	(17.7)%	(17.5)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	June 30,	December 31,
(in basis points)	2018	2017
+400	(5.0)%	(8.8)%
+300	(3.4)%	(6.2)%
+200	(1.6)%	(3.5)%
+100	(0.5)%	(1.6)%
-100	(3.1)%	(3.3)%
-200	(13.0)%	(15.1)%

(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for June 30, 2018 and December 31, 2017 resulted in an asset sensitive position. One of the primary influences of our asset sensitivity is the variability in our loans held for sale balances. As our mortgage loans held for sale increase, we become more asset sensitive. Conversely, as mortgage rates rise, we expect our mortgage originations and mortgage loans held for sale to decline, which will make us less asset sensitive. Beta assumptions on loans and deposits were consistent for both time periods. The ALMC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly.

The preceding measures assume no change in the size or asset/liability compositions of the balance she et. Thus, the measures do not reflect the actions the ALMC may undertake in response to such changes in interest rates. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results may differ from simulated results.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The discussion of the Company’s business and operations should be read together with the risk factor described below and the risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC, which describes various risks and uncertainties to which the Company is or may be subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, and prospects in a material adverse manner.

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels may vary considerably and have seasonality based on their nature. At June 30, 2018, 6 commercial and individual clients, maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $25.0 million. Which amounted to $484.3 million in total deposits at June 30, 2018.  These clients are not concentrated in any particular industry or business but include certain related parties of the Company. In addition, mortgage escrow deposits that our third-party servicing provider, Cenlar, transfer to the Bank totaled $88.4 million at June 30, 2018. This balance is expected to decrease in the third quarter of 2018 upon the closing of the pending sale of mortgage servicing rights. See Note 6, “Mortgage Servicing Rights” in these Notes to the consolidated unaudited financial statements for further details regarding this sale. Further, our deposits from municipal and governmental entities (i.e., “public deposits”) totaled $408.7 million at June 30, 2018.  Of these public deposits, 3 public entities maintained balances in excess of $25.0 million at June 30, 2018 totaling $152.8 million. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to unexpected fluctuations related to these customers’ businesses, would adversely affect our liquidity and may require us to raise deposit rates to quickly attract new customer deposits, purchase brokered deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, lower cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

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

The offering commenced on September 15, 2016 and closed on September 21, 2016. All of the shares registered pursuant to the registration statement were sold at an aggregate offering price of $128.5 million. We received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our former majority shareholder and executive chairman, which cash distribution was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. During the third quarter of 2017, a portion was used to fund the merger with the Clayton Banks. Remaining Proceeds of approximately $22.4 million from the offering remain in interest bearing deposits in other financial institutions and may be used for general business purposes or to fund future acquisitions.

ITEM 6—EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Stock Purchase Agreement by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton, dated as of February 8, 2017 (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37875) filed on February 9, 2017)

2.2

First Amendment to Stock Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on May 26, 2017)

3.1

Amended and Restated Charter of FB Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-37875) for the quarter ended September 30, 2016)
4.1

Registration Rights Agreement dated September 15, 2016 by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q (File No. 001-37875) for the quarter ended September 30, 2016)

11	Earnings Per Share Computation (included in Note 1 to the consolidated unaudited financial statements in this Report)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
August 9, 2018	James R. Gordon Chief Financial Officer (duly authorized officer and principal financial officer)