Form 10-Q
period 2018-09-30
FB Financial Corp
filed 2018-11-08
CIK 1649749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the registrant had 30,717,008 shares of common stock, $1.00 par value per share, outstanding. The registrant has no other classes of common stock outstanding as of such date.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries

Consolidated balance sheets

(Amounts are in thousands except share amounts)

	September 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Cash and due from banks	$81,366	$29,831
Federal funds sold	801	66,127
Interest bearing deposits in financial institutions	99,463	23,793
Cash and cash equivalents	181,630	119,751
Investments:
Available-for-sale debt securities, at fair value	606,501	536,270
Equity securities, at fair value	3,067	7,722
Federal Home Loan Bank stock, at cost	13,432	11,412
Loans held for sale, at fair value	323,486	526,185
Loans	3,538,531	3,166,911
Less: allowance for loan losses	27,608	24,041
Net loans	3,510,923	3,142,870
Premises and equipment, net	86,445	81,577
Other real estate owned, net	13,587	16,442
Interest receivable	14,943	13,069
Mortgage servicing rights, at fair value	79,890	76,107
Goodwill	137,190	137,190
Core deposit and other intangibles, net	12,403	14,902
Other assets	74,670	44,216
Total assets	$5,058,167	$4,727,713
LIABILITIES
Deposits
Noninterest-bearing	$962,948	$888,200
Interest-bearing checking	876,991	895,140
Money market and savings	1,236,851	1,192,726
Customer time deposits	940,601	602,628
Brokered and internet time deposits	112,082	85,701
Total deposits	4,129,473	3,664,395
Borrowings	210,968	347,595
Accrued expenses and other liabilities	68,995	118,994
Total liabilities	4,409,436	4,130,984
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,715,792 and 30,535,517 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	30,716	30,536
Additional paid-in capital	422,302	418,596
Retained earnings	206,718	147,449
Accumulated other comprehensive (loss) income, net	(11,005)	148
Total shareholders' equity	648,731	596,729
Total liabilities and shareholders' equity	$5,058,167	$4,727,713

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of income

(Unaudited)

(Amounts are in thousands except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$57,904	$44,367	$163,126	$102,723
Interest on securities
Taxable	3,151	2,399	9,137	7,555
Tax-exempt	1,031	988	2,937	3,096
Other	526	661	1,303	1,208
Total interest income	62,612	48,415	176,503	114,582

Interest expense:
Deposits	7,864	3,954	18,833	8,375
Borrowings	1,993	851	4,969	1,919
Total interest expense	9,857	4,805	23,802	10,294
Net interest income	52,755	43,610	152,701	104,288
Provision for loan losses	1,818	(784)	3,198	(1,906)
Net interest income after provision for loan losses	50,937	44,394	149,503	106,194

Noninterest income:
Mortgage banking income	26,649	31,334	81,664	86,653
Service charges on deposit accounts	2,208	2,044	6,216	5,606
ATM and interchange fees	2,411	2,222	7,353	6,354
Investment services and trust income	1,411	1,078	3,797	2,795
(Loss) gain from securities, net	(27)	254	(116)	284
Gain (loss) on sales or write-downs of other real estate owned	120	75	(43)	846
Gain (loss) from other assets	326	(389)	239	(350)
Other income	1,257	1,202	4,283	2,376
Total noninterest income	34,355	37,820	103,393	104,564

Noninterest expenses:
Salaries, commissions and employee benefits	35,213	34,795	103,606	94,584
Occupancy and equipment expense	3,514	3,539	10,483	9,955
Legal and professional fees	1,917	1,512	5,925	3,973
Data processing	2,562	1,761	6,735	4,722
Merger and conversion	—	15,711	1,193	16,965
Amortization of core deposit and other intangibles	777	558	2,432	1,073
Loss on sale of mortgage servicing rights	—	—	—	249
Regulatory fees and deposit insurance assessments	738	549	2,030	1,478
Software license and maintenance fees	622	523	1,882	1,344
Advertising	3,810	3,493	10,500	9,768
Other expense	8,060	6,783	24,936	20,666
Total noninterest expense	57,213	69,224	169,722	164,777

Income before income taxes	28,079	12,990	83,174	45,981
Income tax expense (Note 7)	6,702	4,602	19,978	16,601
Net income	$21,377	$8,388	$63,196	$29,380
Earnings per common share:
Basic	$0.69	$0.28	$2.05	$1.10
Fully diluted	0.68	0.27	2.01	1.08
Dividends declared per common share	0.06	—	0.12	—

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of comprehensive income

(Unaudited)

(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$21,377	$8,388	$63,196	$29,380
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of taxes of ($1,348), $170, ($4,667) and $1,577	(3,749)	265	(12,845)	2,446
Reclassification adjustment for (gain) loss on securities included in net income, net of taxes of $0, $100, ($2) and $111	—	(154)	7	(173)
Net change in unrealized gain in hedging activities, net of taxes of $60, $52, $577 and $52	169	81	1,638	81
Reclassification adjustment for (gain) loss on hedging activities, net of taxes of $23, $59, $22 and $59	(69)	91	(62)	91
Total other comprehensive (loss) income, net of tax	(3,649)	283	(11,262)	2,445
Comprehensive income	$17,728	$8,671	$51,934	$31,285

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of changes in shareholders’ equity

(Unaudited)

(Amounts are in thousands except share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total shareholders' equity
Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498
Initial fair value election on mortgage servicing rights, net of taxes of $396	—	—	615	—	615
Net income	—	—	29,380	—	29,380
Other comprehensive income, net of taxes	—	—	—	2,445	2,445
Common stock issued, net of offering costs	4,807	147,914	—	—	152,721
Common stock issued in conjunction with acquisition of the Clayton Banks, net of issuance costs (See Note 2)	1,521	50,763	—	—	52,284
Stock-based compensation expense	9	4,799	—	—	4,808
Restricted stock units vested and distributed, net of shares withheld for taxes	63	(921)	—	—	(858)
Shares issued under employee stock purchase program	19	616	—	—	635
Balance at September 30, 2017	$30,527	$416,651	$123,779	$1,571	$572,528

Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729
Initial adoption of ASU 2016-01 (See Note 1)	—	—	(109)	109	—
Net income	—	—	63,196	—	63,196
Other comprehensive income (loss), net of taxes	—	—	—	(11,262)	(11,262)
Stock-based compensation expense	9	5,318	—	—	5,327
Restricted stock units vested and distributed, net of shares withheld for taxes	142	(2,779)	—	—	(2,637)
Shares issued under employee stock purchase program	29	1,167	—	—	1,196
Dividends declared ($0.12 per share)	—	—	(3,818)	—	(3,818)
Balance at September 30, 2018	$30,716	$422,302	$206,718	$(11,005)	$648,731

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Consolidated statements of cash flows

(Unaudited)

(Amounts are in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$63,196	$29,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,251	3,090
Amortization of core deposits and other intangibles	2,432	1,073
Capitalization of mortgage servicing rights	(41,555)	(45,624)
Net change in fair value of mortgage servicing rights	(1,656)	3,724
Stock-based compensation expense	5,327	4,808
Provision for loan losses	3,198	(1,906)
Provision for mortgage loan repurchases	598	794
Accretion of discounts on purchased loans	(5,745)	(3,545)
Accretion of discounts and amortization of premiums on securities, net	2,108	1,948
Loss (gain) from securities, net	116	(284)
Originations of loans held for sale	(4,777,814)	(4,612,745)
Repurchases of loans held for sale	(7,892)	—
Proceeds from sale of loans held for sale	5,003,669	4,711,364
Gain on sale and change in fair value of loans held for sale	(71,883)	(80,929)
Gain on sale of mortgage servicing rights	—	(17)
Net loss (gain) or write-downs of other real estate owned	43	(846)
(Gain) loss from other assets	(239)	350
Provision for deferred income taxes	4,416	8,226
Changes in:
Other assets and interest receivable	(28,473)	4,912
Accrued expenses and other liabilities	(12,350)	20,068
Net cash provided by operating activities	140,747	43,841
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	221	94,743
Maturities, prepayments and calls	54,576	63,167
Purchases	(137,891)	(57,441)
Net increase in loans	(352,776)	(191,033)
Purchases of FHLB stock	(2,020)	—
Proceeds from sale of mortgage servicing rights	39,428	11,952
Purchases of premises and equipment	(8,608)	(2,898)
Proceeds from the sale of premises and equipment	341	39
Proceeds from the sale of other real estate owned	3,666	4,082
Proceeds from the sale of other assets	869	—
Net cash paid in business combination	—	(135,141)
Net cash used in investing activities	(402,194)	(212,530)
Cash flows from financing activities:
Net increase in demand deposits	100,724	90,247
Net increase in time deposits	364,354	(22,789)
Net decrease in borrowings	(136,627)	(90,429)
Share based compensation withholding obligation	(2,637)	(858)
Net proceeds from sale of common stock	1,196	153,356
Dividends paid	(3,684)	—
Net cash provided by financing activities	323,326	129,527
Net change in cash and cash equivalents	61,879	(39,162)
Cash and cash equivalents at beginning of the period	119,751	136,327
Cash and cash equivalents at end of the period	$181,630	$97,165

Supplemental cash flow information:
Interest paid	$21,690	$9,652
Taxes paid	19,137	21,130
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,490	$2,958
Transfers from other real estate owned to loans	636	201
Transfers from loans held for sale to loans	13,584	9,808
Rebooked GNMA delinquent loans under optional repurchase program	—	13,575
Derecognition of rebooked GNMA delinquent loans (See Note 1)	43,035	—
Stock consideration paid in business combination	—	52,284
Trade date payable - securities	7,253	—
Dividends declared not paid on restricted stock units	134	—
Adoption of ASU 2016-01 (See Note 1)	(109)	—
Fair value election of mortgage servicing rights	—	1,011

See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (1)—Basis of presentation:

Overview and presentation

FB Financial Corporation (the “Company”) is a bank holding company, headquartered in Nashville, Tennessee. The Company operates through its wholly owned bank subsidiary, FirstBank (the “Bank”), with 56 full-service bank branches across Tennessee, North Alabama and North Georgia, and a national mortgage business with office locations across the Southeast.

The unaudited consolidated financial statements, including the notes thereto of the Company, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) interim reporting requirements, and therefore, do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and general banking industry guidelines. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the periods then ended. Actual results could differ significantly from those estimates.

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

Subsequent events

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no other subsequent events other than described below that occurred after September 30, 2018, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

On October 22, 2018, the Company declared a regular quarterly dividend of $0.08 per share to be paid on November 15, 2018 to shareholders of record as of November 1, 2018, totaling approximately $2,548. Additionally, the Company’s Board of Directors authorized a plan to allow the repurchase of up to $50 million of the Company’s outstanding common stock, which plan will remain in effect until the earlier of October 22, 2019 or the date at which the Company has repurchased $50 million in shares.

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

Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common shareholders in undistributed earnings for purposes of computing EPS. Companies that have such participating securities, including the Company, are required to calculate basic and diluted EPS using the two-class method. Certain restricted stock awards granted by the Company include non-forfeitable dividend equivalents and are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share calculation:
Net income	$21,377	$8,388	$63,196	$29,380
Dividends paid on and undistributed earnings allocated to participating securities	(114)	—	(337)	—
Earnings attributable to common shareholders	$21,263	$8,388	$62,859	$29,380
Weighted-average basic shares outstanding	30,692,668	30,004,952	30,661,852	26,649,942
Basic earnings per share	$0.69	$0.28	$2.05	$1.10
Diluted earnings per share calculation:
Earnings attributable to common shareholders	$21,263	$8,388	$62,859	$29,380
Weighted-average basic shares outstanding	30,692,668	30,004,952	30,661,852	26,649,942
Weighted-average diluted shares contingently issuable	646,960	599,585	636,802	548,431
Weighted-average diluted shares outstanding	31,339,628	30,604,537	31,298,654	27,198,373
Diluted earnings per share	$0.68	$0.27	$2.01	$1.08

Rebooked GNMA loans included in loans held for sale

Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At September 30, 2018, there were $58,435 of delinquent GNMA loans that had previously been sold; however, the Company determined there was not a “more-than-trivial benefit” based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company did not rebook the GNMA loans as of September 30, 2018. At December 31, 2017, rebooked GNMA loans held for sale amounted to $43,035 with an offsetting liability included in accrued expenses and other liabilities in the same amount. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.

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

Newly issued not yet effective accounting standards:

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The update will require lessees to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. Management has formed a cross-functional team to plan and execute the adoption of this standard and is currently in the process of reviewing lease documents and related policies. Based on leases outstanding at September 30, 2018, the Company will record an increase to assets and liabilities upon adoption. Adoption of the standard is not expected to have a material impact on the income statement. Management will continue to evaluate decisions to enter, modify or renew leases through the implementation date.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as, the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019. Management has established a CECL implementation working group, which includes the appropriate members of management to evaluate the impact the adoption of this ASU will have on the Company’s financial statements and disclosure and determine the most appropriate method of implementing the amendments in this ASU as well as selection of software and vendor assistance needed to implement the amendments. Management will continue to evaluate the impact this ASU will have on the Company’s financial statements through its effective date.

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

In June 2018, FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, nonemployee share-based payment awards will be measured at grant-date fair value of the equity instruments obligated to be issued when the good has been delivered or the service rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the company

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new disclosure guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

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

In connection with the transaction, the Company incurred $0 and $1,193 in merger and conversion expenses during the three and nine months ended September 30, 2018 compared with $15,711 and $16,965 for the same periods in 2017.

For income tax purposes, the merger with the Clayton Banks was treated as an asset purchase. As an asset purchase for income tax purposes, the carrying value of assets and liabilities for the Clayton Banks are the same for both financial reporting and income tax purposes; therefore, no deferred taxes were recorded at the date of acquisition. Additionally, this treatment allows for the deductibility of goodwill and intangibles for income tax purposes over 15 years.

The Company accounted for the Clayton Banks transaction under the acquisition method under ASC Topic 805. Accordingly, the fair value of the assets acquired and liabilities assumed along with the resulting goodwill was recorded as of the date of the merger. The Company’s operating results include the operating results of the acquired assets and assumed liabilities of the Clayton Banks subsequent to the acquisition date.

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

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2017 as though the merger had been completed as of January 1, 2016. The unaudited estimated pro forma information combines the historical results of the Clayton Banks with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments including loan discount accretion, amortization of core deposit and other intangibles and amortization of the discount on time deposits for the period presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Net interest income	$49,408	$142,972
Total revenues	$88,013	$250,676
Net income	$11,719	$50,426

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (3)—Investment securities:

The amortized cost of securities and their fair values at September 30, 2018 and December 31, 2017 are shown below:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$999	$—	$(15)	$984
Mortgage-backed securities - residential	488,087	58	(20,431)	467,714
Municipals, tax exempt	132,450	950	(2,728)	130,672
Treasury securities	7,374	—	(243)	7,131
Total	$628,910	$1,008	$(23,417)	$606,501

As of September 30, 2018, the Company also had $3,067 in marketable equity securities recorded at fair value. Net losses of $27 and $108 were recognized due to changes in fair value of these securities during the three and nine months ended September 30, 2018, respectively. As of January 1, 2018, the Company adopted ASU 2016-01 (See Note 1) and reclassified $3,604 of other securities without readily determinable market values to other assets.

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

Securities pledged at September 30, 2018 and December 31, 2017 had a carrying amount of $358,220 and $337,604, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2018 and December 31, 2017 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	September 30, 2018		December 31, 2017
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$13,523	$13,683	$905	$925
Due in one to five years	18,420	18,316	28,332	28,878
Due in five to ten years	19,463	19,209	19,218	19,588
Due in over ten years	89,417	87,579	67,016	68,098
	140,823	138,787	115,471	117,489
Mortgage-backed securities - residential	488,087	467,714	425,557	418,781
Total debt securities	$628,910	$606,501	$541,028	$536,270

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Sales of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$—	$82,585	$221	94,743
Gross realized gains	—	1,199	—	1,276
Gross realized losses	—	—	9	48

The Company recognized $1 in gains related to the early call of available for sale securities during the nine months ended September 30, 2018 and September 30, 2017.

The following tables show gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$984	$15	$984	$15
Mortgage-backed securities - residential	137,314	2,925	322,378	17,506	459,692	20,431
Municipals, tax exempt	49,234	976	24,410	1,752	73,644	2,728
Treasury securities	—	—	7,131	243	7,131	$243
Total debt securities	$186,548	$3,901	$354,903	$19,516	$541,451	$23,417

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$986	$13	$986	$13
Mortgage-backed securities - residential	107,611	980	290,258	6,170	397,869	7,150
Municipals, tax exempt	7,354	101	20,112	467	27,466	568
Treasury securities	7,252	93	—	—	7,252	93
Total debt securities	122,217	1,174	311,356	6,650	433,573	7,824
Equity and other securities	—	—	3,050	149	3,050	149
	$122,217	$1,174	$314,406	$6,799	$436,623	$7,973

As of September 30, 2018 and December 31, 2017, the Company’s securities portfolio consisted of 337 and 294 securities, 221 and 124 of which were in an unrealized loss position, respectively.

The Company evaluates available-for-sale debt securities with unrealized losses for other-than-temporary impairment (OTTI) on a quarterly basis and recorded no OTTI for the three or nine months ended September 30, 2018 or 2017. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (4)—Loans and allowance for loan losses:

Loans outstanding at September 30, 2018 and December 31, 2017, by major lending classification are as follows:

	September 30,	December 31,
	2018	2017
Commercial and industrial	$840,439	$715,075
Construction	491,171	448,326
Residential real estate:
1-to-4 family mortgage	553,720	480,989
Residential line of credit	214,741	194,986
Multi-family mortgage	86,264	62,374
Commercial real estate:
Owner occupied	504,149	495,872
Non-owner occupied	628,336	551,588
Consumer and other	219,711	217,701
Gross loans	3,538,531	3,166,911
Less: Allowance for loan losses	(27,608)	(24,041)
Net loans	$3,510,923	$3,142,870

As of September 30, 2018 and December 31, 2017, $700,639 and $761,197, respectively, of qualifying residential mortgage loans (including loans held for sale) and $580,651 and $207,370, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of September 30, 2018 and December 31, 2017, $1,313,796 and $724,312, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.

As of September 30, 2018 and December 31, 2017, the recorded balance of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $73,651 and $88,835, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(20,169)	$(1,845)	$(17,682)	$(2,444)
Additions through the acquisition of the Clayton Banks	—	(18,457)	—	(18,457)
Principal reductions/ pay-offs	(84)	(690)	(3,536)	(1,680)
Recoveries	—	—		(23)
Accretion	2,103	1,646	6,943	3,258
Other changes	6	—	(3,869)	—
Balance at end of period	$(18,144)	$(19,346)	$(18,144)	$(19,346)

Included in the ending balance of the accretable yield on PCI loans in the table above at September 30, 2018, is a purchase accounting liquidity discount of $3,626. There is also a purchase accounting nonaccretable credit discount of $4,579 related to the PCI loan portfolio at September 30, 2018 and an accretable credit and liquidity discount on non-PCI loans of $8,393 and $2,637, respectively.

Interest revenue, through accretion of the difference between the recorded balance of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $2,103 and $6,943 was recognized on purchased credit impaired loans during the three and nine months ended September 30, 2018, respectively, compared with $1,646 and $3,258 for the three and nine months ended September 30, 2017, respectively. This includes both the contractual interest income and the purchase accounting contribution through accretion of the liquidity discount and credit mark for changes in estimated cash flows. The total purchase accounting contribution through accretion for all purchased

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

loans was $2,130 and $5,745 for three and nine months ended September 30, 2018, respectively, compared with $1,537 and $3,545 for the three and nine months ended September 30, 2017, respectively.

The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three and nine months ended September 30, 2018 and 2017:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2018
Beginning balance - June 30, 2018	$4,747	$9,023	$3,378	$795	$391	$3,290	$3,272	$1,451	$26,347
Provision for loan losses	847	(754)	47	25	292	236	639	486	1,818
Recoveries of loans previously charged-off	104	13	99	31	—	10	—	103	360
Loans charged off	(333)	(14)	(4)	(13)	—	(55)	—	(498)	(917)
Ending balance - September 30, 2018	$5,365	$8,268	$3,520	$838	$683	$3,481	$3,911	$1,542	$27,608
Nine Months Ended September 30, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	1,088	35	235	(175)	249	(163)	1,043	886	3,198
Recoveries of loans previously charged-off	374	1,127	157	102	—	141	51	416	2,368
Loans charged off	(558)	(29)	(69)	(33)	—	(55)	—	(1,255)	(1,999)
Ending balance - September 30, 2018	$5,365	$8,268	$3,520	$838	$683	$3,481	$3,911	$1,542	$27,608

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2017
Beginning balance - June 30, 2017	$5,440	$5,579	$2,974	$1,445	$513	$3,983	$2,452	$861	$23,247
Provision for loan losses	315	(476)	(269)	(565)	10	65	24	112	(784)
Recoveries of loans previously charged-off	200	1,022	86	157	—	24	1	104	1,594
Loans charged off	(221)	—	(32)	(9)	—	(64)	—	(249)	(575)
Ending balance - September 30, 2017	$5,734	$6,125	$2,759	$1,028	$523	$4,008	$2,477	$828	$23,482
Nine Months Ended September 30, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	(848)	111	(409)	(749)	19	731	(1,184)	423	(1,906)
Recoveries of loans previously charged-off	1,794	1,080	126	368	—	39	1,642	400	5,449
Loans charged off	(521)	(6)	(155)	(204)	—	(64)	—	(858)	(1,808)
Ending balance - September 30, 2017	$5,734	$6,125	$2,759	$1,028	$523	$4,008	$2,477	$828	$23,482

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of September 30, 2018 and December 31, 2017:

							September 30, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$350	$—	$8	$—	$—	$58	$—	$—	$416
Collectively evaluated for impairment	5,002	8,196	3,401	838	683	3,410	3,544	1,507	26,581
Acquired with deteriorated credit quality	13	72	111	—	—	13	367	35	611
Ending balance - September 30, 2018	$5,365	$8,268	$3,520	$838	$683	$3,481	$3,911	$1,542	$27,608

							December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$20	$—	$18	$—	$—	$120	$33	$—	$191
Collectively evaluated for impairment	4,441	7,135	3,179	944	434	3,438	2,784	1,495	23,850
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

The following table provides the amount of loans by loan category broken between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of September 30, 2018 and December 31, 2017:

							September 30, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$3,623	$1,276	$1,493	$253	$187	$2,035	$1,049	$80	$9,996
Collectively evaluated for impairment	835,213	483,072	532,138	214,488	86,077	494,631	610,724	198,541	3,454,884
Acquired with deteriorated credit quality	1,603	6,823	20,089	—	—	7,483	16,563	21,090	73,651
Ending balance - September 30, 2018	$840,439	$491,171	$553,720	$214,741	$86,264	$504,149	$628,336	$219,711	$3,538,531

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table shows credit quality indicators by portfolio class at September 30, 2018 and December 31, 2017:

September 30, 2018	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$781,698	$50,230	$6,908	$838,836
Construction	479,035	3,926	1,387	484,348
Residential real estate:
1-to-4 family mortgage	517,598	9,119	6,914	533,631
Residential line of credit	211,114	1,328	2,299	214,741
Multi-family mortgage	86,000	78	186	86,264
Commercial real estate:
Owner occupied	465,223	17,022	14,421	496,666
Non-owner occupied	593,771	16,720	1,282	611,773
Consumer and other	191,140	2,978	4,503	198,621
Total loans, excluding purchased credit impaired loans	$3,325,579	$101,401	$37,900	$3,464,880

Purchased credit impaired loans
Commercial and industrial	$—	$1,068	$535	$1,603
Construction	—	3,276	3,547	6,823
Residential real estate:
1-to-4 family mortgage	—	15,666	4,423	20,089
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,311	3,172	7,483
Non-owner occupied	—	8,433	8,130	16,563
Consumer and other	—	18,451	2,639	21,090
Total purchased credit impaired loans	$—	$51,205	$22,446	$73,651
Total loans	$3,325,579	$152,606	$60,346	$3,538,531

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection.

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

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table provides the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, loans current on payments accruing interest and purchased credit impaired loans by category at September 30, 2018 and December 31, 2017:

September 30, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$2,491	$120	$2,158	$834,067	$1,603	$840,439
Construction	337	17	270	483,724	6,823	491,171
Residential real estate:
1-to-4 family mortgage	4,170	875	1,633	526,953	20,089	553,720
Residential line of credit	635	492	831	212,783	—	214,741
Multi-family mortgage	—	—	—	86,264	—	86,264
Commercial real estate:
Owner occupied	1,943	111	2,203	492,409	7,483	504,149
Non-owner occupied	636	—	1,206	609,931	16,563	628,336
Consumer and other	2,099	749	54	195,719	21,090	219,711
Total	$12,311	$2,364	$8,355	$3,441,850	$73,651	$3,538,531

December 31, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$5,859	$90	$533	$706,449	$2,144	$715,075
Construction	1,412	241	300	438,645	7,728	448,326
Residential real estate:
1-to-4 family mortgage	4,678	956	2,548	449,309	23,498	480,989
Residential line of credit	527	134	699	193,626	—	194,986
Multi-family mortgage	—	—	—	62,354	20	62,374
Commercial real estate:
Owner occupied	521	358	2,582	480,449	11,962	495,872
Non-owner occupied	121	—	1,371	531,932	18,164	551,588
Consumer and other	1,945	217	68	190,152	25,319	217,701
Total	$15,063	$1,996	$8,101	$3,052,916	$88,835	$3,166,911

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Impaired loans recognized in conformity with ASC 310-20 at September 30, 2018 and December 31, 2017, segregated by class, were as follows:

September 30, 2018	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$1,691	$1,691	$350
Residential real estate:
1-to-4 family mortgage	184	485	8
Commercial real estate:
Owner occupied	567	639	58
Total	$2,442	$2,815	$416
With no related allowance recorded
Commercial and industrial	$1,932	$2,106	$—
Construction	1,276	1,313	—
Residential real estate:
1-to-4 family mortgage	1,309	1,315	—
Residential line of credit	253	253	—
Multi-family mortgage	187	186	—
Commercial real estate:
Owner occupied	1,468	2,161	—
Non-owner occupied	1,049	1,781	—
Consumer and other	80	80	—
Total	$7,554	$9,195	$—
Total impaired loans	$9,996	$12,010	$416

December 31, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$53	$53	$20
Residential real estate:
1-to-4 family mortgage	194	495	18
Commercial real estate:
Owner occupied	844	1,123	120
Non-owner occupied	144	150	33
Total	$1,235	$1,821	$191
With no related allowance recorded:
Commercial and industrial	$1,526	$1,570	$—
Construction	1,289	1,313	—
Residential real estate:
1-to-4 family mortgage	1,068	1,072	—
Multi-family mortgage	978	978	—
Commercial real estate:
Owner occupied	1,676	2,168	—
Non-owner occupied	1,576	2,325	—
Consumer and other	25	25	—
Total	$8,138	$9,451	$—
Total impaired loans	$9,373	$11,272	$191

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three and nine months ended September 30, 2018 and 2017 on impaired loans, segregated by class, were as follows:

	Three Months Ended		Nine Months Ended
September 30, 2018	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$922	$81	$872	$84
Residential real estate:
1-to-4 family mortgage	186	2	189	7
Commercial real estate:
Owner occupied	661	7	706	34
Non-owner occupied	—	—	72	2
Total	$1,769	$90	$1,839	$127
With no related allowance recorded:
Commercial and industrial	$1,983	$21	$1,729	$80
Construction	1,279	35	1,283	70
Residential real estate:
1-to-4 family mortgage	1,313	15	1,189	60
Residential line of credit	127	8	127	8
Multi-family mortgage	569	2	583	26
Commercial real estate:
Owner occupied	1,490	27	1,572	87
Non-owner occupied	1,049	—	1,313	7
Consumer and other	54	1	53	2
Total	$7,864	$109	$7,849	$340
Total impaired loans	$9,633	$199	$9,688	$467
September 30, 2017
With a related allowance recorded:
Commercial and industrial	$392	$2	$454	$2
Residential real estate:
1-to-4 family mortgage	148	7	151	7
Commercial real estate:
Owner occupied	843	39	856	39
Non-owner occupied	328	3	650	3
Consumer and other	11	1	12	1
Total	$1,722	$52	$2,123	$52
With no related allowance recorded:
Commercial and industrial	$633	$34	$698	$34
Construction	797	41	1,991	41
Residential real estate:
1-to-4 family mortgage	1,584	51	1,721	51
Residential line of credit	—	—	156	—
Multi-family mortgage	995	34	1,008	34
Commercial real estate:
Owner occupied	1,737	92	1,913	92
Non-owner occupied	1,590	12	1,317	12
Consumer and other	13	—	14	—
Total	$7,349	$264	$8,818	$264
Total impaired loans	$9,071	$316	$10,941	$316

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

As of September 30, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $7,679 and $8,604, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $66 and $172 of specific reserves for those loans at September 30, 2018 and December 31, 2017, respectively, and has committed to lend additional amounts totaling up to $0 and $2, respectively to these customers. Of these loans, $2,829 and $3,205 were classified as non-accrual loans as of September 30, 2018 and December 31, 2017, respectively.

The following tables present the financial effect of TDRs recorded during the periods indicated:

Three Months Ended September 30, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial real estate:
Owner occupied	1	$143	$143	$—
Consumer and other	4	55	55	—
Total	5	$198	$198	$—

Three Months Ended September 30, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$143	$143	$8
Total	1	$143	$143	$8

Nine Months Ended September 30, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Residential real estate:
1-to-4 family mortgage	1	249	249	—
Commercial real estate:
Owner occupied	1	143	143	—
Consumer and other	5	61	61	—
Total	9	$1,340	$1,340	$—

Nine Months Ended September 30, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$5	$5	$—
Residential real estate:
1-4 family mortgage	1	143	143	8
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	—
Total	5	$1,236	$1,236	$8

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2018 or 2017.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the nine months ended September 30, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Note (5)—Other real estate owned:

The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes other real estate owned for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$14,639	$6,370	$16,442	$7,403
Transfers from loans	476	1,796	1,490	2,958
Acquired through merger with Clayton Banks(1)	—	6,888	—	6,888
Properties sold	(1,457)	(1,152)	(3,666)	(4,082)
Gain on sale of other real estate owned	205	93	213	1,041
Transferred to loans	(191)	(165)	(636)	(201)
Write-downs	(85)	(18)	(256)	(195)
Balance at end of period	$13,587	$13,812	$13,587	$13,812
(1)	Includes excess land and facilities held for sale of $4,147 acquired from the Clayton Banks.

Foreclosed residential real estate properties totaled $2,694 and $3,631 as of September 30, 2018 and December 31, 2017, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $324 and $19 at September 30, 2018 and December 31, 2017, respectively.

Other real estate owned also included excess land and facilities held for sale amounting to $5,381 and $5,895 as of September 30, 2018 and December 31, 2017, respectively.

Note (6)—Mortgage servicing rights:

Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Carrying value prior to policy change	$109,449	$48,464	$76,107	$32,070
Fair value impact of change in accounting policy	—	—	—	1,011
Carrying value at beginning of period	109,449	48,464	76,107	33,081
Capitalization	11,741	15,965	41,555	45,624
Sales	(39,428)	—	(39,428)	(11,935)
Change in fair value:
Due to pay-offs/pay-downs	(3,339)	(975)	(8,606)	(1,772)
Due to change in valuation inputs or assumptions	1,467	(408)	10,262	(1,952)
Carrying value at end of period	$79,890	$63,046	$79,890	$63,046

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Servicing income:
Servicing income	$5,576	$3,463	$15,973	$8,958
Change in fair value of mortgage servicing rights	(1,872)	(1,383)	1,656	(3,724)
Change in fair value of mortgage servicing rights hedging instruments	(829)	490	(7,848)	490
Gross servicing income	2,875	2,570	9,781	5,724
Servicing expense:
Loss on sale of mortgage servicing rights	—	—	—	249
Direct servicing expenses	2,114	1,043	5,987	3,181
Gross servicing expense	2,114	1,043	5,987	3,430
Net servicing income	$761	$1,527	$3,794	$2,294

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Unpaid principal balance	$5,964,642	$6,529,431
Weighted-average prepayment speed (CPR)	7.67%	8.90%
Estimated impact on fair value of a 10% increase	(2,401)	(3,026)
Estimated impact on fair value of a 20% increase	(4,640)	(5,855)
Discount rate	11.46%	9.75%
Estimated impact on fair value of a 100 bp increase	(3,231)	(3,052)
Estimated impact on fair value of a 200 bp increase	(6,227)	(5,867)
Weighted-average coupon interest rate	4.13%	3.94%
Weighted-average servicing fee (basis points)	30	28
Weighted-average remaining maturity (in months)	329	335

From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the three months ended September 30, 2018, the Company sold $39,428 of mortgage servicing rights on $3,181,483 of serviced mortgages. There was not a material gain or loss recognized in this transaction.  During the nine months ended September 30, 2017, the Company sold $11,935 of mortgage servicing rights on $1,086,465 of serviced mortgages and recognized a loss of $249 in connection with this transaction. As of September 30, 2018 and December 31, 2017, there were no loans being serviced that related to the sale of mortgage servicing rights.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (7)—Income taxes:

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the Three Months Ended
	September 30,
	2018	2017
Current	$13,367	$4,328
Deferred	(6,665)	274
Total	$6,702	$4,602

	For the Nine Months Ended
		September 30,
	2018	2017
Current	$15,562	$8,375
Deferred	4,416	8,226
Total	$19,978	$16,601

Federal income tax expense differs from the statutory federal rates of 21% for the three and nine months ended September 30, 2018 and 35% for the three and nine months ended September 30, 2017 due to the following:

	For the Three Months Ended
				September 30,
	2018		2017
Federal taxes calculated at statutory rate	5,897	21.0%	$4,547	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,187	4.2%	528	4.1%
Benefit of equity based compensation	(115)	-0.4%	(134)	-1.0%
Municipal interest income, net of interest disallowance	(213)	-0.8%	(351)	-2.7%
Bank owned life insurance	(13)	0.0%	(22)	-0.2%
Other	(41)	-0.1%	34	0.2%
Income tax expense, as reported	$6,702	23.9%	$4,602	35.4%

	For the Nine Months Ended
				September 30,
	2018		2017
Federal taxes calculated at statutory rate	$17,467	21.0%	$16,086	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,873	4.6%	1,879	4.1%
Benefit of equity based compensation	(866)	-1.0%	(309)	-0.7%
Municipal interest income, net of interest disallowance	(621)	-0.8%	(1,093)	-2.4%
Bank owned life insurance	(38)	-0.1%	(64)	-0.1%
Stock offering costs	141	0.2%	—	0.0%
Other	22	0.1%	102	0.2%
Income tax expense, as reported	$19,978	24.0%	$16,601	36.1%

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The components of the net deferred tax liability at September 30, 2018 and December 31, 2017, are as follows:

	September 30,	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$7,193	$6,264
Amortization of core deposit intangible	919	759
Deferred compensation	5,204	6,158
Unrealized loss on available-for-sale debt securities	5,911	988
Other	2,066	3,599
Subtotal	21,293	17,768
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Depreciation	(4,516)	(4,115)
Cash flow hedges	(971)	—
Mortgage servicing rights	(20,816)	(19,830)
Other	(6,763)	(5,131)
Subtotal	(33,616)	(29,626)
Net deferred tax liability	$(12,323)	$(11,858)

Tax periods for all fiscal years after 2014 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

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

	September 30,	December 31,
	2018	2017
Commitments to extend credit, excluding interest rate lock commitments	$1,038,688	$977,276
Letters of credit	19,302	22,882
Balance at end of period	$1,057,990	$1,000,158

In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. During the three and nine months ended September 30, 2018, the total principal amount of loans repurchased (or indemnified for) was $2,322 and $4,984, respectively, and $1,137 and $2,907 during the same periods in 2017. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheet. The following table summarizes the activity in the repurchase reserve:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$3,646	$3,037	$3,386	$2,659
Provision for loan repurchases or indemnifications	206	410	598	794
Losses on loans repurchased or indemnified	(115)	(27)	(247)	(33)
Balance at end of period	$3,737	$3,420	$3,737	$3,420

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

The Company enters into forward commitments, futures and options contracts that are not designated as economic hedges. Additionally, the Company enters into designated hedging instruments to offset the changes in fair value of its MSR. Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.

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

During the nine months ended September 30, 2017, the Company entered into two interest rate swap agreements with notional amounts totaling $30,000 to hedge interest rate exposure on outstanding subordinate debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of September 30, 2018 and December 31, 2017, the fair value of these contracts was $1,519 and $305, respectively.

During the three and nine months ended September 30, 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings obtained in conjunction with the Clayton Bank acquisition. Under these contracts, the Company receives a variable rate of interest and pays a fixed rate of interest. As of December 31, 2017, the fair value of these contracts was $1,127 included in those designated as hedging below. During the nine months ended September 30, 2018, these swaps were cancelled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of September 30, 2018, there was $1,510 remaining in other comprehensive income to be accreted into income.

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

Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At September 30, 2018 and December 31, 2017, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $10,913 and $4,309, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	September 30, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$270,205	$3,791	$3,791
Forward commitments	587,976	2,242	—
Interest rate-lock commitments	452,820	6,079	—
Futures contracts	216,000	—	285
Option contracts	6,000	31	—
Total	$1,533,001	$12,143	$4,076

	December 31, 2017
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$146,754	$1,146	$1,146
Forward commitments	870,574	—	553
Interest rate-lock commitments	504,156	6,768	—
Futures contracts	283,000	315	—
Option contracts	6,000	29	—
Total	$1,810,484	$8,258	$1,699

	September 30, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$1,519	$—
Total	$30,000	$1,519	$—

	December 31, 2017
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$130,000	$1,432	$—
Total	$130,000	$1,432	$—

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$(3,415)	$486	$(688)	$1,995
Forward commitments	1,524	(4,221)	7,477	(11,469)
Futures contracts	(563)	66	(4,379)	66
Options contracts	(55)	—	(50)	—
Total	$(2,509)	$(3,669)	$2,360	$(9,408)

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Designated as hedging:
Amount of gain (loss) reclassified from other comprehensive income and recognized in interest expense on long-term debt	$69	(91)	$62	(91)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Designated as hedging:
Amount of gain recognized in other comprehensive income, net of tax	$169	81	$1,638	81

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

Where no active market exists for a security or other benchmark securities, fair value is estimated by the Company with reference to discount margins for other high-risk securities.

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

		Fair Value
September 30, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$181,630	$181,630	$—	$—	$181,630
Investment securities	609,568	—	609,568	—	609,568
Federal Home Loan Bank Stock	13,432	N/A	N/A	N/A	N/A
Loans, net	3,510,923	—	—	3,508,972	3,508,972
Loans held for sale	323,486	—	323,486	—	323,486
Interest receivable	14,943	—	14,943	—	14,943
Mortgage servicing rights	79,890	—	—	79,890	79,890
Derivatives	13,662	—	13,662	—	13,662
Financial liabilities:
Deposits:
Without stated maturities	$3,076,790	$3,076,790	$—	$—	$3,076,790
With stated maturities	1,052,683	—	1,052,825	—	1,052,825
Securities sold under agreement to repurchase and federal funds sold	50,117	50,117	—	—	50,117
Federal Home Loan Bank advances	129,921	—	130,023	—	130,023
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	3,616	990	2,626	—	3,616
Derivatives	4,076	—	4,076	—	4,076

		Fair Value
December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,751	$119,751	$—	$—	$119,751
Investment securities	543,992	—	540,388	3,604	543,992
Federal Home Loan Bank Stock	11,412	N/A	N/A	N/A	N/A
Loans, net	3,142,870	—	3,064,373	77,027	3,141,400
Loans held for sale	526,185	—	526,185	—	526,185
Interest receivable	13,069	—	13,069	—	13,069
Mortgage servicing rights, net	76,107	—	—	76,107	76,107
Derivatives	9,690	—	9,690	—	9,690
Financial liabilities:
Deposits:
Without stated maturities	$2,976,066	$2,976,066	$—	$—	$2,976,066
With stated maturities	688,329	—	682,403	—	682,403
Securities sold under agreement to repurchase and federal funds sold	14,293	14,293	—	—	14,293
Federal Home Loan Bank Stock	302,372	—	302,465	—	302,465
Subordinated debt	30,930	—	36,670		36,670
Interest payable	1,504	575	929	—	1,504
Derivatives	1,699	—	1,699	—	1,699

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at September 30, 2018 are presented in the following tables:

At September 30, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Investment securities:
U.S. government agency securities	$—	$984	$—	$984
Mortgage-backed securities	—	467,714	—	467,714
Municipals, tax-exempt	—	130,672	—	130,672
Treasury securities	—	7,131	—	7,131
Equity securities	—	3,067	—	3,067
Total	$—	$609,568	—	$609,568
Loans held for sale	—	323,486	—	323,486
Mortgage servicing rights	—	—	79,890	79,890
Derivatives	—	13,662	—	13,662
Financial Liabilities:
Derivatives	$—	$4,076	$—	$4,076

The balances and levels of the assets measured at fair value on a non-recurring basis at September 30, 2018 are presented in the following tables:

At September 30, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$1,333	$1,333
Impaired loans(1):
Commercial and industrial	—	—	1,695	1,695
Construction	—	—	830	830
Residential real estate:
1-4 family mortgage	—	—	146	146
Commercial real estate:
Owner occupied	—	—	82	82
Non-owner occupied	—	—	1,244	1,244
Total	$—	$—	$3,997	$3,997
(1)	Includes both impaired non-purchased loans and PCI loans.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2017 are presented in the following tables:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$986	$—	$986
Mortgage-backed securities	—	418,781	—	418,781
Municipals, tax-exempt	—	109,251	—	109,251
Treasury securities	—	7,252	—	7,252
Equity securities	—	4,118	3,604	7,722
Total	$—	$540,388	$3,604	$543,992
Loans held for sale	—	526,185	—	526,185
Mortgage servicing rights	—	—	76,107	76,107
Derivatives	—	9,690	—	9,690
Financial Liabilities:
Derivatives	$—	$1,699	$—	$1,699

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2017 are presented in the following tables:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$13,174	$13,174
Impaired Loans(1):
Commercial and industrial	—	—	1,971	1,971
Construction	—	—	4,211	4,211
Residential real estate:
1-4 family mortgage	—	—	21,902	21,902
Commercial real estate:
Owner occupied	—	—	10,030	10,030
Non-owner occupied	—	—	13,593	13,593
Consumer and other	—	—	25,320	25,320
Total	$—	$—	$77,027	$77,027
(1)	Includes both impaired non-purchased loans and PCI loans.

There were no transfers between Level 1, 2 or 3 during the periods presented.

The following table summarizes changes in fair value on available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2018 and 2017.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

			Available-for-sale securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	—	$4,549	$3,604	$4,549
Reclassification of equity securities without a readily determinable fair value to other assets (1)	—	—	(3,604)	—
Impairment of equity securities		(945)		(945)
Balance at end of period	$—	$3,604	$—	$3,604
(1)

See Note 1, “Basis of Presentation” in the Notes to the consolidated financial statements for additional details regarding the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities.

As of December 31, 2017, there was no established market for certain other securities, and as such, the Company had estimated that historical costs approximated market value. As of January 1, 2018, the Company adopted ASU 2016-01 (See Note 1) and reclassified $3,604 of these other securities without readily determinable market values to other assets. An impairment of an equity security without a readily determinable fair value was considered to be other-than-temporary and was written down to its fair value resulting in an impairment loss of $975 during the three months ended September 30, 2017.

The following table presents information as of September 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans(1)	$3,997	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$1,333	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
(1)	Includes both impaired non-purchased loans and PCI loans.

The following table presents information as of December 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans(1)	$77,027	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$13,174	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
(1)	Includes both impaired non-purchased loans and PCI loans.

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

Net losses of $3,212 and $7,409 resulting from fair value changes of the mortgage loans were recorded to income during the three and nine months ended September 30, 2018, while net losses of $272 and net gains of $9,198 were recorded to income during the three and nine months ended September 30, 2017. The amount does not reflect changes in fair values

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans recorded as of December 31, 2017 which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. At September 30, 2018, there were $58,435 of delinquent GNMA loans that had previously been sold. The Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company had $0 in rebooked GNMA loans included in loans held for sale as of September 30, 2018. GNMA optional repurchase loans totaled $43,035 at December 31, 2017 and are included in loans held for sale on the accompanying Consolidated Balance Sheet. See Note 1, “Basis of presentation” in the Notes to the consolidated financial statements for additional details regarding rebooked GNMA loans.

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

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of September 30, 2018 and December 31, 2017:

September 30, 2018	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$323,486	$315,845	$7,641
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2017
Mortgage loans held for sale measured at fair value	$482,089	$467,039	$15,050
Past due loans of 90 days or more	320	320	—
Nonaccrual loans	741	741	—

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

The following tables provides segment financial information for the three and nine months ended September 30, 2018 and 2017 follows:

Three Months Ended September 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$52,733	$22	$52,755
Provision for loan loss	1,818	—	1,818
Mortgage banking income	7,417	21,933	29,350
Change in fair value of mortgage servicing rights(1)	—	(2,701)	(2,701)
Other noninterest income	7,706	—	7,706
Depreciation	896	117	1,013
Amortization of intangibles	777	—	777
Other noninterest mortgage banking expense	6,383	18,704	25,087
Other noninterest expense	30,336	—	30,336
Income before income taxes	27,646	433	28,079
Income tax expense			6,702
Net income			21,377
Total assets	$4,637,097	$421,070	$5,058,167
Goodwill	137,090	100	137,190
(1) Included in mortgage banking income on the Consolidated Unaudited Statements of Income.

Three Months Ended September 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$43,741	$(131)	$43,610
Provision for loan loss	(784)	—	(784)
Mortgage banking income	7,498	24,729	32,227
Change in fair value of mortgage servicing rights(1)	—	(893)	(893)
Other noninterest income	6,486	—	6,486
Depreciation	972	125	1,097
Amortization of intangibles	558	—	558
Other noninterest mortgage banking expense	6,216	19,632	25,848
Other noninterest expense(2)	41,721	—	41,721
Income before income taxes	9,042	3,948	12,990
Income tax expense			4,602
Net income			8,388
Total assets	$4,056,901	$525,042	$4,581,943
Goodwill	138,810	100	138,910
(1)	Included in mortgage banking income on the Consolidated Unaudited Statements of Income.
(2)	Included $15,711 in merger and conversion expenses related to the merger with the Clayton Banks.

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Nine Months Ended September 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$153,173	$(472)	$152,701
Provision for loan loss	3,198	—	3,198
Mortgage banking income	20,419	67,437	87,856
Net, change in fair value of mortgage servicing rights(1)	—	(6,192)	(6,192)
Other noninterest income	21,729	—	21,729
Depreciation	2,864	387	3,251
Amortization of intangibles	2,432	—	2,432
Other noninterest mortgage banking expense	17,129	56,926	74,055
Other noninterest expense(2)	89,984	—	89,984
Income before income taxes	79,714	3,460	83,174
Income tax expense			19,978
Net income			63,196
Total assets	$4,637,097	$421,070	$5,058,167
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income on the Consolidated Unaudited Statements of Income.
(2)	Included $1,193 in merger and conversion expenses related to the merger with the Clayton Banks.

Nine Months Ended September 30, 2017	Banking	Mortgage	Consolidated
Net interest income	$103,596	$692	$104,288
Provision for loan loss	(1,906)	—	(1,906)
Mortgage banking income	20,282	69,605	89,887
Net, change in fair value of mortgage servicing rights(1)	—	(3,234)	(3,234)
Other noninterest income	17,911	—	17,911
Depreciation and amortization	2,697	393	3,090
Amortization of intangibles	1,073	—	1,073
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	16,420	56,587	73,007
Other noninterest expense(2)	87,358	—	87,358
Income before income taxes	36,147	9,834	45,981
Income tax expense			16,601
Net income			29,380
Total assets	$4,056,901	$525,042	$4,581,943
Goodwill	138,810	100	138,910
(1)	Included in mortgage banking income, net of hedging gains/losses, on the Consolidated Unaudited Statements of Income.
(2)	Included $16,965 in merger and conversion expenses related to the merger with the Clayton Banks.

Our Banking segment provides our Mortgage segment with an intercompany warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which eliminated in consolidation, had a prime interest rate of 5.25% and 4.25% as of September 30, 2018 and 2017, respectively, and further limited based on interest income earned by the Mortgage segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit is recorded as interest income to the Banking segment and as interest expense to the Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit was $3,997 and $13,022 for the three and nine months ended September 30, 2018, respectively, and $4,274 and $11,656 for the three and nine months ended September 30, 2017, respectively.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2018 and December 31, 2017, the Bank and Company met all capital adequacy requirements to which it is subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of September 30, 2018 and December 31, 2017, the buffer was 1.75% and 1.25%, respectively. The capital conservative buffer will be fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital (to risk-weighted assets)
FB Financial Corporation	$567,909	12.8%	$354,943	8.0%	$432,587	9.8%	N/A	N/A
FirstBank	542,824	12.3%	353,056	8.0%	430,287	9.8%	$441,320	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$540,301	12.2%	$265,722	6.0%	$343,224	7.8%	N/A	N/A
FirstBank	515,216	11.7%	264,213	6.0%	341,276	7.8%	$264,213	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$540,301	11.3%	$191,257	4.0%	N/A	N/A	N/A	N/A
FirstBank	515,216	10.7%	192,604	4.0%	N/A	N/A	$240,755	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$510,301	11.5%	$199,683	4.5%	$277,338	6.3%	N/A	N/A
FirstBank	515,216	11.7%	198,160	4.5%	275,222	6.3%	$286,231	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
FB Financial Corporation	$496,422	12.0%	$330,672	8.0%	$382,340	9.3%	N/A	N/A
FirstBank	466,102	11.3%	329,984	8.0%	381,544	9.3%	$412,480	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$472,381	11.4%	$247,969	6.0%	$299,629	7.3%	N/A	N/A
FirstBank	442,061	10.7%	247,422	6.0%	298,968	7.3%	$247,422	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.5%	$180,643	4.0%	N/A	N/A	N/A	N/A
FirstBank	442,061	9.8%	180,987	4.0%	N/A	N/A	$226,234	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$442,381	10.7%	$185,874	4.5%	$237,506	5.8%	N/A	N/A
FirstBank	442,061	10.7%	185,567	4.5%	237,113	5.8%	$268,041	6.5%

FB Financial Corporation and subsidiaries

Notes to consolidated financial statements

(Unaudited)

(Amounts are in thousands except share and per share amounts)

Note (13)—Stock-Based Compensation:

The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.

Following the initial public offering, participants in the EBI Plans were given the option to elect conversion of their outstanding cash-settled EBI Units to stock-settled EBI Units. At September 30, 2018 and December 31, 2017, there were 29,172 and 67,470 units valued at $1,143 and $2,833, respectively, outstanding under the equity-based incentive plans for employees who elected cash settlement of EBI units. Expense related to the cash settled EBI was $148 and $367 for the three and nine months ended September 30, 2018, respectively, and $280 and $762 for the three and nine months ended September 30, 2017, respectively. These cash-settled awards will be fully distributed in January 2019.

The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed above, outstanding at September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	1,214,325	$19.97	1,200,848	19.00
Grants	117,459	40.20	103,714	33.91
Released and distributed (vested)	(205,565)	21.93	(93,315)	19.00
Forfeited/expired	(10,035)	23.66	(3,133)	19.00
Balance at end of period (unvested)	1,116,184	$21.86	1,208,114	19.67

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units discussed above, was $490 and $4,508 for the three and nine months ended September 30, 2018, respectively, and $427 and $1,773 for the three and nine months ended September 30, 2017, respectively.

The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units discussed above, was $1,508 and $5,327 for the three and nine months ended September 30, 2018, respectively, and $1,654 and $4,808 for the three and nine months ended September 30, 2017, respectively. The current period included a one-time expense of $249 related to the modification of vesting terms of certain grants during the nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, there were $12,768 and $12,950, respectively, of total unrecognized compensation cost related to nonvested restricted stock units (excluding cash-settled EBI units discussed above) which is expected to be recognized over a weighted-average period of 2.33 years and 2.80 years, respectively. At September 30, 2018, there was $136 accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.

Employee Stock Purchase Plan:

In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 of common stock in any calendar year). There were 12,072 and 28,609 shares issued under the ESPP during the three and nine months ended September 30, 2018, respectively, and 18,658 shares issued during the three or nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, there were 2,432,356 shares and 2,460,965 shares, respectively, available for issuance under the ESPP.

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

An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2018	$21,012
New loans and advances	2,289
Repayments	(6,503)
Loans outstanding at September 30, 2018	$16,798

Unfunded commitments to certain executive officers and directors and their associates totaled $10,852 and $4,672 at September 30, 2018 and December 31, 2017, respectively.

(B) Deposits:

The Bank held deposits from related parties totaling $271,983 and $110,465 as of September 30, 2018 and December 31, 2017, respectively.

(C) Leases:

The Bank leases various office spaces from entities under operating leases related to the former majority shareholder and his son, who is also a Director of the Company, under varying terms. The Company had $121 and $137 in unamortized leasehold improvements related to these leases at September 30, 2018 and December 31, 2017, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $128 and $387  for the three and nine months ended September 30, 2018, respectively, and $127 and $377 for the three and nine months ended September 30, 2017, respectively.

(D) Other Investments:

The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance of this included in other assets was $127 and $200 as of September 30, 2018 and December 31, 2017, respectively.

(E) Aviation time sharing agreement:

The Company has an aviation time sharing agreement with an entity owned by the chairman of the Company’s Board of directors and his son, who is also a Director of the Company. The Company made payments of $36 and $127 during the three and nine months ended September 30, 2018, respectively, and $44 and $267 during the three and nine months ended September 30, 2017, respectively, under these agreements.

(F) Registration rights agreement:

The Company is party to a registration rights agreement with its chairman of the Company’s Board of directors (and former majority shareholder) that was entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the nine months ended September 30, 2018, the Company paid $671 thousand under this agreement related to the secondary offering completed during the second quarter of 2018.

ITEM 2—Management’s discussion and analysis of financial condition and results of operations

The following is a discussion of our financial condition at September 30, 2018 and December 31, 2017 and our results of operations for the three and nine months ended September 30, 2018 and 2017, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (this “Report”).

Cautionary note regarding forward-looking statements

Certain statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to the Company’s assets business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of the Clayton Banks acquisition, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements, which are based upon certain assumptions and estimates and describe the Company’s future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates and projections will be achieved. Accordingly, the Company cautions investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report including, without limitation, the risks and other factors set forth in the Company’s most recent Annual Report on Form 10-K under the captions “Cautionary note regarding forward-looking statements” and “Risk factors” and periodic and current reports on Form 10-Q and 8-K. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.

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

Overview

We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At September 30, 2018, our footprint included 56 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville, Alabama and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations within our banking footprint, trust and investment services and deposit-related fees. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate outside our Banking footprint or through our internet delivery channels, from wholesale and third-party origination services, and from servicing these mortgage loans. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, Federal Home Loan Bank (“FHLB”) advances, brokered and internet deposits, and other borrowings.

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the period indicated:

	As of and for the three months ended		As of and for the nine months ended		As of and for the year ended
	September 30,		September 30,		December 31,
	2018	2017	2018	2017	2017
Statement of Income Data
Total interest income	$62,612	$48,415	$176,503	$114,582	$169,613
Total interest expense	9,857	4,805	23,802	10,294	16,342
Net interest income	52,755	43,610	152,701	104,288	153,271
Provision for loan losses	1,818	(784)	3,198	(1,906)	(950)
Total noninterest income	34,355	37,820	103,393	104,564	141,581
Total noninterest expense	57,213	69,224	169,722	164,777	222,317
Net income before income taxes	28,079	12,990	83,174	45,981	73,485
Income tax expense	6,702	4,602	19,978	16,601	21,087
Net income	21,377	8,388	63,196	29,380	52,398
Net interest income (tax—equivalent basis)	53,161	44,281	153,869	106,402	156,094
Per Common Share
Basic net income	0.69	0.28	2.05	1.10	1.90
Diluted net income	0.68	0.27	2.01	1.08	1.86
Book value(1)	21.12	18.76	21.12	18.76	19.54
Tangible book value(4)	16.25	13.77	16.25	13.77	14.56
Selected Balance Sheet Data
Cash and cash equivalents	181,630	97,165	181,630	97,165	119,751
Loans held for investment	3,538,531	3,114,562	3,538,531	3,114,562	3,166,911
Allowance for loan losses	(27,608)	(23,482)	(27,608)	(23,482)	(24,041)
Loans held for sale	323,486	466,369	323,486	466,369	526,185
Investment securities, fair value	609,568	543,282	609,568	543,282	543,992
Other real estate owned, net	13,587	13,812	13,587	13,812	16,442
Total assets	5,058,167	4,581,943	5,058,167	4,581,943	4,727,713
Customer deposits	4,017,391	3,614,220	4,017,391	3,614,220	3,578,694
Brokered and internet time deposits	112,082	104,318	112,082	104,318	85,701
Total deposits	4,129,473	3,718,538	4,129,473	3,718,538	3,664,395
Borrowings	210,968	210,855	210,968	210,855	347,595
Total shareholders' equity	648,731	572,528	648,731	572,528	596,729
Selected Ratios
Return on average:
Assets (2)	1.72%	0.80%	1.76%	1.14%	1.37%
Shareholders' equity(2)	13.3%	6.0%	13.7%	9.2%	11.2%
Average tangible common equity(4)	17.4%	7.7%	18.1%	12.0%	14.4%
Average shareholders' equity to average assets	12.9%	13.2%	12.9%	12.4%	12.2%
Net interest margin (tax-equivalent basis)	4.71%	4.61%	4.72%	4.50%	4.46%
Efficiency ratio	65.7%	85.0%	66.3%	78.9%	75.4%
Adjusted efficiency ratio (tax-equivalent basis)(4)	63.7%	64.4%	63.7%	68.8%	67.3%
Loans held for investment to deposit ratio	85.7%	83.8%	85.7%	83.8%	86.4%
Yield on interest-earning assets	5.58%	5.10%	5.45%	4.93%	4.93%
Cost of interest-bearing liabilities	1.20%	0.71%	1.01%	0.62%	0.66%
Cost of total deposits	0.80%	0.46%	0.66%	0.39%	0.42%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.78%	0.75%	0.78%	0.75%	0.76%
Allowance for loan losses to nonperforming loans	257.6%	261.3%	257.6%	261.3%	238.1%
Nonperforming loans to loans, net of unearned income	0.30%	0.29%	0.30%	0.29%	0.32%
Capital Ratios (Company)
Shareholders' equity to assets	12.8%	12.5%	12.8%	12.5%	12.6%
Tier 1 capital (to average assets)	11.3%	11.4%	11.3%	11.4%	10.5%
Tier 1 capital (to risk-weighted assets)(3)	12.2%	11.6%	12.2%	11.6%	11.4%
Total capital (to risk-weighted assets)(3)	12.8%	12.2%	12.8%	12.2%	12.0%
Tangible common equity to tangible assets(4)	10.2%	9.5%	10.2%	9.5%	9.7%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.5%	10.8%	11.5%	10.8%	10.7%
Capital Ratios (Bank)
Shareholders' equity to assets	12.9%	12.5%	12.9%	12.5%	12.6%
Tier 1 capital (to average assets)	10.7%	10.6%	10.7%	10.6%	9.8%
Tier 1 capital (to risk-weighted assets)(3)	11.7%	10.7%	11.7%	10.7%	10.7%
Total capital to (risk-weighted assets)(3)	12.3%	11.3%	12.3%	11.3%	11.3%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.7%	10.7%	11.7%	10.7%	10.7%
(1)

Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding as of September 30, 2018 and 2017 was 30,715,792 and 30,526,592, respectively, and 30,535,517 as of December 31, 2017.

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

(3)

We calculate our risk-weighted assets using the standardized method of the Basel III Framework for all periods, as implemented by the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”).

(4)

These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a reconciliation of these measures to their most comparable GAAP measures.

GAAP reconciliation and management explanation of non-GAAP financial measures

We identify certain financial measures discussed in this Report as being “non-GAAP financial measures.” The non-GAAP financial measures presented in this Report are adjusted efficiency ratio (tax-equivalent basis), tangible book value per common share, tangible common equity to tangible assets and return on average tangible equity.

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

Adjusted efficiency ratio (tax-equivalent basis)

The adjusted efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes certain gains (losses), merger and offering-related expenses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year ended December 31,
(dollars in thousands, except per share data)	2018	2017	2018	2017	2017
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$57,213	$69,224	$169,722	$164,777	$222,317
Less variable compensation charge related to cash settled equity awards previously issued	—	—	—	635	635
Less merger and offering-related expenses	—	15,711	1,864	16,965	19,034
Less loss on sale of MSRs	—	—	—	249	249
Adjusted noninterest expense	$57,213	$53,513	$167,858	$146,928	$202,399
Net interest income (tax-equivalent basis)	$53,161	$44,281	$153,869	$106,402	$156,094
Total noninterest income	34,355	37,820	103,393	104,564	141,581
Less change in fair value on MSRs	(2,701)	(893)	(6,192)	(3,424)	(3,424)
Less gain (loss) on sales of other real estate	120	75	(43)	846	774
Less gain (loss) on other assets	326	(389)	239	(350)	(664)
Less (loss) gain on securities	(27)	254	(116)	284	285
Adjusted noninterest income	$36,637	$38,773	$109,505	$107,208	$144,610
Adjusted operating revenue	$89,798	$83,054	$263,374	$213,610	$300,704
Efficiency ratio (GAAP)	65.7%	85.0%	66.3%	78.9%	75.4%
Adjusted efficiency ratio (tax-equivalent basis)	63.7%	64.4%	63.7%	68.8%	67.3%

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

The following table presents, as of the dates set forth below, reconciliations of our tangible common equity to our total shareholders’ equity, our tangible book value per share to our book value per share, our tangible common equity to tangible assets, and our total shareholders’ equity to total assets:

	As of September 30,		As of December 31,
(dollars in thousands, except per share data)	2018	2017	2017
Tangible Assets
Total assets	$5,058,167	$4,581,943	$4,727,713
Adjustments:
Goodwill	(137,190)	(138,910)	(137,190)
Core deposit and other intangibles	(12,403)	(13,122)	(14,902)
Tangible assets	$4,908,574	$4,429,911	$4,575,621
Tangible Common Equity
Total shareholders' equity	$648,731	$572,528	$596,729
Adjustments:
Goodwill	(137,190)	(138,910)	(137,190)
Core deposit and other intangibles	(12,403)	(13,122)	(14,902)
Tangible common equity	$499,138	$420,496	$444,637
Common shares outstanding	30,715,792	30,526,592	30,535,517
Book value per common share	$21.12	$18.76	$19.54
Tangible book value per common share	$16.25	$13.77	$14.56
Total shareholders' equity to total assets	12.8%	12.5%	12.6%
Tangible common equity to tangible assets	10.2%	9.5%	9.7%

Return on average tangible common equity

Return on average tangible common equity is a non-GAAP measure that uses the average shareholders’ equity and excludes the impact of goodwill and other intangibles.  This measurement is also used by the Company’s management to evaluate capital adequacy. The following table presents, as of the dates set forth below, a reconciliation of total average tangible common equity and the return on average tangible common equity:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2018	2017	2018	2017	2017
Return on average tangible common equity
Total average shareholders' equity	$638,388	$550,409	$618,046	$428,260	$466,219
Less average goodwill	(137,190)	(108,220)	(137,190)	(92,889)	(92,029)
Less intangibles, net	(12,803)	(10,364)	(13,653)	(8,843)	(9,733)
Average tangible common equity	$488,395	$431,825	$467,204	$326,529	$364,458
Net income	$21,377	$8,388	$63,196	$29,380	$52,398
Return on average shareholders' equity	13.3%	6.0%	13.7%	9.2%	11.2%
Return on average tangible common equity	17.4%	7.7%	18.1%	12.0%	14.4%

Mergers and acquisitions

Clayton Bank and Trust and American City Bank

Effective July 31, 2017, the Company and FirstBank completed the previously announced merger with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement dated February 8, 2017, as amended on May 26, 2017, with Clayton HC, Inc., a Tennessee Corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller. The transaction was valued at approximately $236.5 million. The Company issued 1,521,200 shares of common stock and paid approximately $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. After finalizing purchase accounting adjustments, the Clayton Banks merger added approximately $1,215.8 million in total assets, $1,059.7 million in loans, and $979.5 million in deposits. Operating results for the three and nine months ended September 30, 2018 include the operating results of the acquired assets and assumed liabilities of the Clayton Banks. Substantially all of the operations of the Clayton Banks are included in the Banking segment. We incurred merger and conversion expenses connected with this transaction amounting to $0 and $1.2 million during the three and nine months ended September 30, 2018, respectively, and $15.7 million and $17.0 million during the three and nine months ended September 30, 2017, respectively.

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

Overview of recent financial performance

Results of operations

For the three months ended September 30, 2018, net income was $21.4 million compared to $8.4 million in the three months ended September 30, 2017. Pre-tax income was $28.1 million in the three months ended September 30, 2018 compared with $13.0 million in the same period in 2017. Diluted earnings per common share was $0.68 and $0.27 for the three months ended September 30, 2018 and 2017, respectively. Our net income represented a return on average assets  (“ROAA”) of 1.72% and 0.80% for the three months ended September 30, 2018 and 2017, respectively, and a return on average equity (“ROAE”) of 13.3% and 6.0% for the same periods. Our ratio of return on average tangible common equity (“ROATE”) in the three months ended September 30, 2018 and 2017 was 17.4% and 7.7%, respectively. Our ratio of average shareholders’ equity to average assets in the three months ended September 30, 2018 and 2017 was 12.9% and 13.2%, respectively.

For the nine months ended September 30, 2018, net income was $63.2 million compared to $29.4 million in the nine months ended September 30, 2017. Pre-tax income was $83.2 million in the nine months ended September 30, 2018 compared with $46.0 million in the same period in 2017. Diluted earnings per common share was $2.01 and $1.08 for the nine months ended September 30, 2018 and 2017, respectively. Our net income represented a ROAA of 1.76% and 1.14% for the nine months ended September 30, 2018 and 2017, respectively, and a ROAE of 13.7% and 9.2% for the same periods. Our ratio of ROATE in the nine months ended September 30, 2018 and 2017 was 18.1% and 12.0%, respectively. Our ratio of average shareholders’ equity to average assets in the nine months ended September 30, 2018 and 2017 was 12.9% and 12.4%, respectively.

During the three months ended September 30, 2018, net interest income increased to $52.8 million compared to $43.6 million in the three months ended September 30, 2017, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth, including the added loan and deposits resulting from the Clayton Banks merger in addition to increased overall interest rates. Our net interest margin, on a tax-equivalent basis, increased to 4.71% for the three months ended September 30, 2018 as compared to 4.61% for the three months ended September 30, 2017, due primarily to the increase in contractual loan yield earned on our loan portfolio offset by elevated cost of funds. Noninterest income decreased $3.5 million for the three months ended September 30, 2018, to $34.4 million from $37.8 million for the same period in the previous year. The decrease in noninterest income was largely a result of a decrease in mortgage banking income which was negatively impacted by rising rates and other related market conditions.

Noninterest expense decreased to $57.2 million for the three months ended September 30, 2018 compared to $69.2 million for the three months ended September 30, 2017. The decrease was a result of $15.7 million in merger and conversion costs incurred during the three months ended September 30, 2017 related to our merger with the Clayton Banks, which was completed on July 31, 2017.

During the nine months ended September 30, 2018, net interest income increased to $152.7 million compared to $104.3 million in the nine months ended September 30, 2017, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth resulting from the Clayton Banks merger in addition to increased overall interest rates. Our net interest margin, on a tax-equivalent basis, increased to 4.72% for the nine months ended September 30, 2018 as compared to 4.50% for the nine months ended September 30, 2017 due to loan and deposit growth, including the impact of the product mix acquired from the Clayton Banks, in addition to an increase in contractual loan yield during the period offset by elevated costs of funds. Noninterest income for the nine months ended September 30, 2018 decreased by $1.2 million to $103.4 million from $104.6 million in the same period in the previous year.  The decrease in noninterest income was largely a result of a decrease in mortgage banking income.

Noninterest expense increased to $169.7 million for the nine months ended September 30, 2018 compared to $164.8 million for the nine months ended September 30, 2017.  The increase was a result of our overall growth and added operational costs resulting from the merger with the Clayton Banks offset by the decrease in merger and conversion costs associated with the merger compared during the previous period.

Financial condition

Our total assets increased to $5.06 billion at September 30, 2018 as compared to $4.73 billion at December 31, 2017. Loans held for investment increased $371.6 million to $3.54 billion, offset by a decline in loans held for sale of $202.7 million to $323.5 million at September 30, 2018.

We grew total deposits by $465.1 million to $4.13 billion at September 30, 2018 as compared to $3.66 billion at December 31, 2017. Noninterest bearing deposits as a percentage of total deposits was 23.3% at September 30, 2018 compared to 24.2% at December 31, 2017.

Business segment highlights

We operate our business in two business segments: Banking and Mortgage. See “Part I. Financial Information – Notes to Consolidated Financial Statements – Note (11) – Segment reporting” in this Report.

Banking

Income before taxes increased by $18.6 million, or 205.8%, in the three months ended September 30, 2018 to $27.6 million as compared to $9.0 million in the three months ended September 30, 2017.  This increase was a result of an increase in net interest income of $9.0 million in addition to a decrease in noninterest expense of $11.1 million.  The increase in net interest income was a result of our loan growth of $752.3 million in average loan balances, including the impact of the merger with the Clayton Banks, combined with increased interest rates and a continuing strong credit environment.  The decrease in noninterest expense was associated a reduction in merger and conversion expenses related to our merger with the Clayton Banks, which was completed on July 31, 2017. Noninterest income increased $1.1 million to $15.1 million in the three months ended September 30, 2018 as compared to $14.0 million in the three months ended September 30, 2017. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution was $1.0 million in the three months ended September 30, 2018 compared to $1.3 million in the three months ended September 30, 2017.

Income before taxes from the Banking segment increased by $43.6 million, or 120.5%, in the nine months ended September 30, 2018 to $79.7 million as compared to $36.1 million in the nine months ended September 30, 2017. The increase reflects an improvement of $49.6 million in net interest income due to an increase of $1.2 billion in average loan balances driven by our growth including the impact of our merger with the Clayton Banks combined with increased interest rates and a continuing strong credit environment. Noninterest income increased $4.0 million to $42.1 million in the nine months ended September 30, 2018 as compared to $38.2 million in the nine months ended September 30, 2017. Noninterest expense also increased $4.9 million, primarily due to increased costs associated with our growth including personnel costs and operational costs resulting from our merger with the Clayton Banks offset by a decrease in merger and conversion costs during the period. The results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $3.3 million in the nine months ended September 30, 2018 as compared to $3.9 million in the nine months ended September 30, 2017.

Mortgage

Income before taxes from the Mortgage segment decreased 89.0% to $0.4 million in the three months ended September 30, 2018 as compared to $3.9 million in the three months ended September 30, 2017 primarily due to a decrease in noninterest income. Noninterest income decreased $4.6 million to $19.2 million for the three months ended September 30, 2018 as compared to $23.8 million for the three months ended September 30, 2017, driven by decreased interest rate lock commitment volume. Interest rate lock commitment volume decreased $295.8 million, or 14.8%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to higher interest rates and competitive pricing pressures. The change in fair value on MSRs and related hedging activities included in mortgage banking income amounted to a loss of $2.7 million mainly due to decay during the three months ended September 30, 2018. Decay exists regardless of MSR hedging activity and is due to the natural aging and paydown of the mortgage servicing portfolio with the payments from customers more than offsetting the decay, resulting in positive gross servicing income of $2.9 million. This compares to a decline in fair value on MSRs and related hedging activities of $0.9 million and gross servicing income of $2.6 million, respectively for the three months ended September 30, 2017. Interest rate lock commitments in the pipeline at September 30, 2018 were $452.8 million compared with $540.7 million at September 30, 2017 and $504.2 million at December 31, 2017.  During the three months ended September 30, 2018, we sold $39.4 million of mortgage servicing rights. There was no material gain or loss was recognized in this transaction.

Income before taxes from the Mortgage segment declined $6.4 million in the nine months ended September 30, 2018 to $3.5 million as compared to $9.8 million in the nine months ended September 30, 2017. While interest rate lock commitment volume increased $53.3 million for the nine months ended September 30, 2018 to $5,809.9 million as compared to $5,756.6 million for the nine months ended September 30, 2017, noninterest income decreased $5.1 million to $61.2 million for the nine months ended September 30, 2018 as compared to $66.4 million for the nine months ended September 30, 2017 driven by overall compressing margins experienced across the market. Noninterest income for the nine months ended September 30, 2018 also included a $6.2 million charge related to the change in fair value of the MSRs and related hedging activity. This compares to a $3.2 million charge related to the change in fair value of the MSRs and related hedging activities during the nine months ended September 30, 2017. Noninterest expense for the nine months ended September 30, 2018 and 2017 was $57.3 million and $57.2 million, respectively. This included a loss of $0.2 million on the sale of mortgage servicing rights during the nine months ended September 30, 2017.  There was no material gain or loss recognized on the sale of mortgage servicing rights in the nine months ended September 30, 2018.

Results of operations

Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, which enhances comparability of net interest income arising from taxable and tax-exempt sources. The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax-exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% and 39.23% for the three and nine months ended September 30, 2018 and 2017.

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net interest income increased 21.0% to $52.8 million in the three months ended September 30, 2018 compared to $43.6 million in the three months ended September 30, 2017. On a tax-equivalent basis, net interest income increased $8.9 million to $53.2 million in the three months ended September 30, 2018 as compared to $44.3 million in the three months ended September 30, 2017. The increase in tax-equivalent net interest income in the three months ended September 30, 2018 was primarily driven by increased volume on loans held for investment offset by increased interest expense primarily driven by higher rates on deposits.

Interest income, on a tax-equivalent basis, was $63.0 million for the three months ended September 30, 2018, compared to $49.1 million for the three months ended September 30, 2017, an increase of $13.9 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $13.7 million to $53.9 million from $40.2 million for the three months ended September 30, 2018 and 2017, respectively, primarily due to volume driven by increased average loan balances of $752.3 million. A secondary driver of the increase in interest income on loans held for investment were increased rates. The tax-equivalent yield on loans held for investment was 6.19%, up 29 basis points from the three months ended September 30, 2017. The increase in yield was primarily due to an increase in contractual interest rates which yielded 5.47% in the three months ended September 30, 2018 compared with 5.08% during the three months ended September 30, 2017. Slightly offsetting this increase were decreases to nonaccrual interest collections of 9 basis points and syndicated fee income of 5 basis points during the same period. Also included in the loan yield is the purchase accounting contribution of accretion which increased slightly to 0.25% from 0.23% for the three months ended September 30, 2018 and 2017, respectively.

The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$47,650	5.47%	$34,651	5.08%
Origination and other loan fee income	3,486	0.40%	2,610	0.38%
Accretion on purchased loans	2,130	0.25%	1,537	0.23%
Nonaccrual interest collections	630	0.07%	1,116	0.16%
Syndicated fee income	32	0.00%	328	0.05%
Total loan yield	$53,928	6.19%	$40,242	5.90%

(1)	Includes tax-equivalent adjustment.

Our NIM, on a tax-equivalent basis, increased to 4.71% during the three months ended September 30, 2018 from 4.61% in the three months ended September 30, 2017, primarily a result of loan growth and increases to contractual loan yields.

Accretion on purchased loans contributed 19 basis points and 16 basis points to the NIM for the three months ended September 30, 2018 and 2017, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 6 and 0 basis points, respectively to the NIM for the three months ended September 30, 2018, compared to 12 and 3 basis points to the NIM for the three months ended September 30, 2017.

For the three months ended September 30, 2018, interest income on loans held for sale decreased $0.1 million to $4.0 million compared to the three months ended September 30, 2017 due to a decrease in volume resulting in a decline of $0.6 million offset by an increase in rates contributing additional income of $0.5 million.  The average balance of loans held for sale decreased $57.0 million to $353.5 million for the three months ended September 30, 2018 compared to $410.4 million for the three months ended September 30, 2017.

For the three months ended September 30, 2018, investment income, on a tax-equivalent basis, increased to $4.5 million for the three months ended September 30, 2018 compared to $4.0 million for the three months ended September 30, 2017. The average balance in the investment portfolio for the three months ended September 30, 2018 was $604.4 million compared to $542.7 million in the three months ended September 30, 2017.

Interest expense was $9.9 million for the three months ended September 30, 2018, an increase of $5.1 million compared to the three months ended September 30, 2017. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $3.9 million to $7.9 million for the three months ended September 30, 2018 compared to $4.0 million for the three months ended September 30, 2017.  This increase was largely attributed to money market and time deposit interest expense, which increased to $3.1 million and $3.0 million, respectively, for the three months ended September 30, 2018 from $1.7 million and $1.1 million, respectively, for the three months ended September 30, 2017. The $1.4 million increase in money market interest expense during the three months ended September 30, 2018 was primarily attributable to increased interest rates, which rose to 1.16%, up 49 basis points from the three months ended September 30, 2017. Average money market balances increased $44.2 million to $1,067.8 million during the three months ended September 30, 2018 from $1,023.6 million for the same period in the previous year. The $1.9 million increase in time deposit interest expense during the three months ended September 30, 2018 was attributable to both increased interest rates and increased volume from the previous year. The rate on total time deposits was 1.46%, up 70 basis points from the three months ended September 30, 2017.  Time deposit balances increased $217.9 million to $807.1 million during the three months ended September 30, 2018 from $589.2 million for the same period in the previous year. This aggressive growth was achieved through a time deposit campaign implemented during the three months ended September 30, 2018. Additionally, we purchased $53.9 million of brokered deposits at the end of the current quarter to lower funding costs by swapping FHLB borrowings with lower cost brokered time deposits.  This will result in higher time deposit interest expense during the fourth quarter of 2018 and the first quarter in 2019. Interest bearing checking expense also increased $0.7 million to $1.7 million during the three months ended September 30, 2018 from $1.0 million for the same period in the previous year. The overall growth of our deposits came with a higher cost of total deposits of 0.80% for the three months ended September 30, 2018  compared to 0.46% for the three months ended September 30, 2017.

A secondary driver of the increase in total interest expense was interest expense on borrowings, which increased $1.1 million to $2.0 million for the three months ended September 30, 2018  compared to $0.9 million during the three months ended September 30, 2017. This increase was primarily driven by increased volume related to FHLB advances during the three months ended September 30, 2018 as the cost of total borrowings declined to 2.27% from 2.53% for the three months ended September 30, 2017. The average FHLB advances increased $206.2 to $293.0 million for the three months ended September 30, 2018  compared to $86.8 million for the three months ended September 30, 2017. This increase in average FHLB advances was particularly due to the funding strategy implemented with the merger of the Clayton banks. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2018			2017
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances	(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,457,526	$53,928	6.19%	$2,705,265		$40,242	5.90%
Loans held for sale	353,477	4,019	4.51%	410,434		4,167	4.03%
Securities:
Taxable	482,733	3,151	2.59%	425,281		2,399	2.24%
Tax-exempt(4)	121,680	1,394	4.55%	117,429		1,617	5.46%
Total Securities(4)	604,413	4,545	2.98%	542,710		4,016	2.94%
Federal funds sold	18,014	97	2.14%	39,363		76	0.77%
Interest-bearing deposits with other financial institutions	33,184	214	2.56%	108,185		448	1.64%
FHLB stock	13,179	215	6.47%	8,892		137	6.11%
Total interest earning assets(4)	4,479,793	63,018	5.58%	3,814,849		49,086	5.10%
Noninterest Earning Assets:
Cash and due from banks	52,980			55,485
Allowance for loan losses	(26,487)			(23,875)
Other assets(3)	425,911			316,019
Total noninterest earning assets	452,404			347,629
Total assets	$4,932,197			$4,162,478
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$870,964	$1,690	0.77%	$788,238		$1,040	0.52%
Money market	1,067,754	3,126	1.16%	1,023,612		1,722	0.67%
Savings deposits	177,698	68	0.15%	166,184		67	0.16%
Customer time deposits	745,616	2,699	1.44%	493,992		825	0.66%
Brokered and internet time deposits	61,478	281	1.81%	95,207		300	1.25%
Time deposits	807,094	2,980	1.46%	589,199		1,125	0.76%
Total interest bearing deposits	2,923,510	7,864	1.07%	2,567,233		3,954	0.61%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	24,484	51	0.83%	15,828		9	0.23%
Federal Home Loan Bank advances	293,020	1,524	2.06%	86,795		428	1.96%
Subordinated debt	30,930	418	5.36%	30,930		414	5.31%
Total other interest-bearing liabilities	348,434	1,993	2.27%	133,553		851	2.53%
Total Interest-bearing liabilities	3,271,944	9,857	1.20%	2,700,786		4,805	0.71%
Noninterest bearing liabilities:
Demand deposits	980,296			871,973
Other liabilities	41,569			39,310
Total noninterest-bearing liabilities	1,021,865			911,283
Total liabilities	4,293,809			3,612,069
Shareholders' equity	638,388			550,409
Total liabilities and shareholders' equity	$4,932,197			$4,162,478
Net interest income (tax-equivalent basis)		$53,161				$44,281
Interest rate spread (tax-equivalent basis)			4.39%				4.40%
Net interest margin (tax-equivalent basis) (5)			4.71%				4.61%
Cost of total deposits			0.80%				0.46%
Average interest-earning assets to average interesting-bearing liabilities			136.9%				141.2%

(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $3.5 million and $2.6 million, accretion of $2.1 million and $1.5 million, nonaccrual interest collections of $0.6 million and $1.1 million and syndication fee income of $32 thousand and $0.3 million are included in interest income in the three months ended September 30, 2018 and 2017, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.4 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net interest income increased 46.4% to $152.7 million in the nine months ended September 30, 2018 compared to $104.3 million in the nine months ended September 30, 2017. On a tax-equivalent basis, net interest income increased $47.5 million to $153.9 million in the nine months ended September 30, 2018 as compared to $106.4 million in the nine months ended September 30, 2017. The increase in tax-equivalent net interest income in the nine months ended September 30, 2018 was primarily driven by increased volume on loans held for investment, which was slightly offset by increased volume and rates for deposits and increased volume on Federal Home Loan Bank advances.

Interest income, on a tax-equivalent basis, was $177.7 million for the nine months ended September 30, 2018, compared to $116.7 million for the nine months ended September 30, 2017, an increase of $61.0 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $60.2 million to $150.7 million from $90.4 million for the nine months ended September 30, 2018 and 2017, respectively, primarily due to volume driven by increased average loan balances of $1,219.0 million. A secondary driver of the increase in interest income on loans held for investment were increased rates. The tax-equivalent yield on loans held for investment was 6.08%, up 31 basis points from the nine months ended September 30, 2017. The increase in yield was primarily due to increases in contractual interest rates and loan fees which yielded 5.38% and 0.41%, respectively, in the nine months ended September 30, 2018 compared with 5.01% and 0.35% during the nine months ended September 30, 2017, respectively. Slightly offsetting this increase was a decrease in nonaccrual interest collections of 8 basis points and syndicated fee income of 4 basis points during the nine months ended September 30, 2018 compared to the same period in the previous year.  Also included in the loan yield is the purchase accounting contribution of accretion which remained flat yielding 0.23% for the nine months ended September 30, 2018 and 2017.

The components of our loan yield, a key driver to our NIM for the nine months ended September 30, 2018 and 2017, were as follows:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$133,243	5.38%	$78,530	5.01%
Origination and other loan fee income	10,095	0.41%	5,554	0.35%
Accretion on purchased loans	5,745	0.23%	3,545	0.23%
Nonaccrual interest collections	1,279	0.05%	2,050	0.13%
Syndicated loan fee income	323	0.01%	768	0.05%
Total loan yield	$150,685	6.08%	$90,447	5.77%

(1)	Includes tax-equivalent adjustment.

Our NIM, on a tax-equivalent basis, increased to 4.72% during the nine months ended September 30, 2018 from 4.50% in the nine months ended September 30, 2017, primarily a result of loan growth and increases to contractual loan yields partly offset by increased cost of funds.

Accretion on purchased loans contributed 18 and 15 basis points to the NIM for the nine months ended September 30, 2018 and 2017, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 4 and 1 basis points, respectively, to the NIM for the nine months ended September 30, 2018 compared to 9 and 3 basis points, respectively, to the NIM for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, interest income on loans held for sale increased $0.2 million to $12.6 million compared to $12.4 million for the nine months ended September 30, 2017 due to a decrease in volume resulting in  a decline of $0.4 million offset by an increase in rates contributing additional income of $0.5 million. The average balance of loans held for sale decreased $11.2 million to $383.2 million for the nine months ended September 30, 2018 compared to $394.4 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018 investment income, on a tax-equivalent basis, increased to $13.1 million from $12.6 for the nine months ended September 30, 2018 and 2017, respectively. The average balance in the investment portfolio in the nine months ended September 30, 2018 was $590.2 million compared to $560.0 million in the nine months ended September 30, 2017.

Interest expense was $23.8 million for the nine months ended September 30, 2018, an increase of $13.5 million as compared to the nine months ended September 30, 2017. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $10.5 million to $18.8 million for the nine months ended September 30, 2018, compared to $8.4 million for the nine months ended September 30, 2017.  The increase was largely attributed to interest bearing checking, money market and time deposits which each increased to $4.6 million, $7.3 million, and $5.8 million, respectively, for the nine months ended September 30, 2018 from $2.5 million, $3.4 million, and $2.0 million, respectively, for the nine months ended September 30, 2017. The $2.1 million increase in interest bearing checking interest expense during the nine months ended September 30, 2018 was attributed to both increases in rates and volume.  The interest rates on interest bearing checking rose to 0.67%, up 21 basis points from the nine months ended September 30, 2017.  Average interest bearing checking balances increased $189.7 million to $916.4 million during the nine months ended September 30, 2018 from $726.7 million for the same period in the previous year. The $3.9 million increase in money market interest expense during the nine months ended September 30, 2018 was attributed to increased rates with a secondary driver of increased volume.  The interest rates on money markets rose to 0.96%, up 40 basis points from the nine months ended September 30, 2017.  Average money market balances increased $210.5 million to $1,016.6 million during the nine months ended September 30, 2018 from $806.0 million for the same period in the previous year.  The $4.4 million increase in time deposit interest expense during the nine months ended September 30, 2018 was attributed to increased volume, with average customer time deposits increasing $250.8 million during the nine months ended September 30, 2018 and average brokered and internet time deposits increasing $51.3 million during the same period. The growth in volume in the respective deposit categories was largely attributed to our merger with the Clayton Banks, which was completed on July 31, 2017. A secondary driver of the cost of time deposits was the 2018 increase in rates of 50 basis points to 1.21% during the nine months ended September 30, 2018. The growth of our total deposits came with a higher overall cost of total deposits of 0.66% for the nine months ended September 30, 2018 compared to 0.39% for the nine months ended September 30, 2017.

A secondary driver of the increase in total interest expense was interest expense on total borrowings, which increased $3.1 million to $5.0 million during the nine months ended September 30, 2018 compared to $1.9 million during the nine months ended September 30, 2017. This increase was primarily driven by increased volume related to FHLB advances during the nine months ended September 30, 2018 as the cost of total borrowing declined to 2.19% from 2.24% for the nine months ended September 30, 2017. Average FHLB advances increased $186.8 million to $252.9 million for the nine months ended September 30, 2018 compared to $66.1 million for the nine months ended September 30, 2017. This increase in average FHLB advances was particularly due to the funding strategy implemented with the merger of the Clayton banks. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis

The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2018			2017
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,314,403	$150,685	6.08%	$2,095,419	$90,447	5.77%
Loans held for sale	383,242	12,574	4.39%	394,425	12,400	4.20%
Securities:
Taxable	474,729	9,137	2.57%	441,063	7,555	2.29%
Tax-exempt(4)	115,452	3,972	4.60%	118,982	5,086	5.72%
Total Securities(4)	590,181	13,109	2.97%	560,045	12,641	3.02%
Federal funds sold	19,320	252	1.74%	18,127	126	0.93%
Interest-bearing deposits with other financial institutions	37,124	534	1.92%	85,398	777	1.22%
FHLB stock	12,510	517	5.53%	8,130	305	5.02%
Total interest earning assets(4)	4,356,780	177,671	5.45%	3,161,544	116,696	4.93%
Noninterest Earning Assets:
Cash and due from banks	48,177			51,695
Allowance for loan losses	(25,201)			(22,953)
Other assets(3)	411,709			260,517
Total noninterest earning assets	434,685			289,259
Total assets	$4,791,465			$3,450,803
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$916,407	$4,618	0.67%	$726,667	$2,494	0.46%
Money market	1,016,559	7,327	0.96%	806,036	3,396	0.56%
Savings deposits	179,686	205	0.15%	146,291	173	0.16%
Customer time deposits	664,505	5,760	1.16%	413,739	2,010	0.65%
Broker and internet time deposits	73,683	923	1.67%	22,400	302	1.80%
Time deposits	738,188	6,683	1.21%	436,139	2,312	0.71%
Total interest bearing deposits	2,850,840	18,833	0.88%	2,115,133	8,375	0.53%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	19,916	121	0.81%	17,296	31	0.24%
Federal Home Loan Bank advances	252,927	3,612	1.91%	66,101	811	1.64%
Subordinated debt	30,930	1,236	5.34%	30,930	1,077	4.66%
Total other interest-bearing liabilities	303,773	4,969	2.19%	114,327	1,919	2.24%
Total Interest-bearing liabilities	3,154,613	23,802	1.01%	2,229,460	10,294	0.62%
Noninterest bearing liabilities:
Demand deposits	961,583			754,819
Other liabilities	57,223			38,264
Total noninterest-bearing liabilities	1,018,806			793,083
Total liabilities	4,173,419			3,022,543
Shareholders' equity	618,046			428,260
Total liabilities and shareholders' equity	$4,791,465			$3,450,803
Net interest income (tax-equivalent basis)		$153,869			$106,402
Interest rate spread (tax-equivalent basis)			4.44%			4.32%
Net interest margin (tax-equivalent basis)(5)			4.72%			4.50%
Cost of total deposits			0.66%			0.39%
Average interest-earning assets to average interest-bearing liabilities			138.1%			141.81%
(1)	Calculated using daily averages.
(2)

Average balances of nonaccrual loans are included in average loan balances. Loan fees of $10.1 million and $5.6 million, accretion of $5.7 million and $3.5 million, nonaccrual interest collections of $1.3 million and $2.1 million, and syndication fee income of $0.3 million and $0.8 million are included in interest income in the nine months ended September 30, 2018 and 2017, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit intangible, goodwill and other miscellaneous assets.
(4)

Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.2 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(5)    The NIM is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three and nine months ended September 30, 2018 and 2017. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$11,733	$1,953	$13,686
Loans held for sale	(648)	500	(148)
Securities available for sale and other securities:
Taxable	375	377	752
Tax Exempt(2)	49	(272)	(223)
Federal funds sold and balances at Federal Reserve Bank	(115)	136	21
Time deposits in other financial institutions	(484)	250	(234)
FHLB stock	70	8	78
Total interest income(2)	10,980	2,952	13,932
Interest-bearing liabilities:
Interest bearing checking	161	489	650
Money market	129	1,275	1,404
Savings deposits	4	(3)	1
Time deposits	805	1,050	1,855
Securities sold under agreements to repurchase and federal funds purchased	18	24	42
Federal Home Loan Bank advances	1,073	23	1,096
Subordinated debt	—	4	4
Total interest expense	2,190	2,862	5,052
Change in net interest income(2)	$8,790	$90	$8,880

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $3.5 million and $2.6 million, accretion of $2.1 million and $1.5 million, nonaccrual interest collections of $0.6 million and $1.1 million and syndication fee income of $32 thousand and $0.3 million are included in interest income in the three months ended September 30, 2018 and 2017, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $13.7 million increase in tax-equivalent interest income on loans held for investment during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was the primary driver of the $8.9 million increase in tax-equivalent net interest income. The increase in loan interest income on loans held for investment of $13.7 million was driven by an increase in average loans held for investment of $752.3 million to $3.5 billion as of September 30, 2018, as compared to $2.7 billion as of September 30, 2017, which was largely attributable to loan growth in our metropolitan markets in addition to our merger with the Clayton Banks, which was completed on July 31, 2017. The increase in loan interest income was partially offset by an increase of $5.1 million in interest expense due to increases in deposit rates, time deposit volume, and to a lesser extent, FHLB advances volume.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$55,420	$4,818	$60,238
Loans held for sale	(367)	541	174
Securities available for sale and other securities:
Taxable	648	934	1,582
Tax Exempt(2)	(121)	(993)	(1,114)
Federal funds sold and balances at Federal Reserve Bank	16	110	126
Time deposits in other financial institutions	(694)	451	(243)
FHLB stock	181	31	212
Total interest income(2)	55,083	5,892	60,975
Interest-bearing liabilities:
Interest bearing checking	956	1,168	2,124
Money market	1,517	2,414	3,931
Savings deposits	38	(6)	32
Time deposits	2,735	1,636	4,371
Securities sold under agreements to repurchase and federal funds purchased	16	74	90
Federal Home Loan Bank advances	2,668	133	2,801
Subordinated debt	(8)	167	159
Total interest expense	7,922	5,586	13,508
Change in net interest income(2)	$47,161	$306	$47,467

(1)

Average loans are gross, including non-accrual loans and overdrafts (before deduction of net fees and allowance for loan losses). Loan fees of $10.1 million and $5.6 million, accretion of $5.7 million and $3.5 million, nonaccrual interest collections of $1.3 million and $2.1 million, and syndication fee income of $0.3 million and $0.8 million are included in interest income in the nine months ended September 30, 2018 and 2017, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $60.2 million increase in loans held for investment tax-equivalent interest income during the nine months ended September 30, 2018 compared to September 30, 2017 was the primary driver of the $47.5 million increase in net interest income. The increase in loan interest income was primarily driven by an increase in average loans held for investment of $1.2 billion, or 58.2%, to $3.3 billion for the nine months ended September 30, 2018, as compared to $2.1 billion for the nine months ended September 30, 2017, which was largely attributable to our merger with the Clayton Banks in addition to loan growth in our metropolitan markets. The increase in loan income was partially offset by an increase in interest expense of $13.5 million due to increases in rates and volume of interest-bearing deposits and to a lesser extent, FHLB advances volume.

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Our provision for loan losses for the three months ended September 30, 2018 was $1.8 million as compared to a reversal of $0.8 million for the three months ended September 30, 2017, is primarily attributable to our loan growth.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Our provision for loan losses for the nine months ended September 30, 2018 was $3.2 million as compared to a reversal of $1.9 million in the same period in the previous year, is primarily attributable to our loan growth and a couple of large recoveries during the nine months ended September 30, 2017. This increase in provision expense also included $0.8 million of subsequent deterioration on PCI loans during the nine months ended September 30, 2018.

Noninterest income

Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.

The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage banking income	$26,649	$31,334	$81,664	$86,653
Service charges on deposit accounts	2,208	2,044	6,216	5,606
ATM and interchange fees	2,411	2,222	7,353	6,354
Investment services and trust income	1,411	1,078	3,797	2,795
Gain (loss) from securities, net	(27)	254	(116)	284
Gain (loss) on sales or write-downs of other real estate owned	120	75	(43)	846
Gain (loss) from other assets	326	(389)	239	(350)
Other	1,257	1,202	4,283	2,376
Total noninterest income	$34,355	$37,820	$103,393	$104,564

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Noninterest income was $34.4 million for the three months ended September 30, 2018, a decrease of $3.5 million, or 9.2%, as compared to $37.8 million for the three months ended September 30, 2017. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 2.8% in the three months ended September 30, 2018 as compared to 3.6% in the three months ended September 30, 2017.

Mortgage banking income primarily includes origination fees on mortgage loans including fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to offset the interest rate exposure. Upon the sale of the loan, the net fair value gain is reclassified as a realized gain on sale of loan. Mortgage banking income was $26.6 million and $31.3 million for the three months ended September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018, the Bank’s mortgage operations had sales of $1,534.0 million which generated a sales margin of 1.70%. This compares to $1,637.8 million and a sales margin of 1.81% for the three months ended September 30, 2017. Mortgage banking income from gains on sale and related fair value changes amounted to $23.8 million during the three months ended September 30, 2018 compared to $28.8 million for the same period in the previous year. This activity was driven by a decrease in interest rate lock volume of $295.8 million, or 14.8%, to $1,704.9 million for the three months ended September 30, 2018 due to overcapacity and slow down of the mortgage market and overall compressing margins. Changes in market conditions have also shifted the mix of interest rate lock commitments by purpose to 69% purchase for the three months ended September 30, 2018 from 55% purchase for the same period in the prior year. Income from mortgage servicing was $5.6 million and $3.5 million for the three months ended September 30, 2018 and 2017, respectively, offset by a decline in fair value on MSRs and related hedging activity of $2.7 million and $0.9 million in the three months ended September 30, 2018 and 2017, respectively.

The components of mortgage banking income for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017
Mortgage banking income:
Origination and sales of mortgage loans	$26,094	$29,570
Net change in fair value of loans held for sale and derivatives	(2,320)	(806)
Change in fair value on MSRs and derivatives	(2,701)	(893)
Mortgage servicing income	5,576	3,463
Total mortgage banking income	$26,649	$31,334

Interest rate lock commitment volume by line of business:
Consumer direct	$715,739	$786,034
Third party origination (TPO)	206,651	269,473
Retail	319,073	325,294
Correspondent	463,473	619,953
Total	$1,704,936	$2,000,754
Interest rate lock commitment volume by purpose (%):
Purchase	68.5%	55.4%
Refinance	31.5%	44.6%
Mortgage sales	$1,534,028	$1,637,762
Mortgage sale margin	1.70%	1.81%
Closing volume	$1,490,559	$1,668,264
Outstanding principal balance of mortgage loans serviced	$5,964,642	$5,549,662

Mortgage banking income attributable to our Mortgage segment was $19.2 million and $23.8 million for the three months ended September 30, 2018 and 2017, respectively, and mortgage banking income attributable to our Banking segment was $7.4 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively.

Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $2.2 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively. The $0.2 million increase is attributable to our growth in deposits, including contributed deposits of the Clayton Banks.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased by $0.2 million to $2.4 million during the three months ended September 30, 2018 from $2.2 million for the three months ended September 30, 2017, also primarily due to increased deposit growth.

Investment services and trust income for the three months ended September 30, 2018 was $1.4 million compared to $1.1 million for the three months ended September 30, 2017. This increase is primarily related to increased trust operations connected with our merger with Clayton Banks. We recognized a full quarter of income in the third quarter of 2018 versus two months of income in the third quarter of 2017 due to the timing of the merger with the Clayton Banks.

Loss on securities for the three months ended September 30, 2018 was $27 thousand compared to gains on securities for the three months ended September 30, 2017 of $0.3 million. Activity is typically driven by sales activity within our available-for-sale securities portfolio in addition to change in fair value of equity securities with readily determinable market values. Sales activity is attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management. The loss in the three months ended September 30, 2018 is related to a decline in fair value on equity securities. There were no sales of securities during the three months ended September 30, 2018 while there were $82.6 million of securities sold during the three months ended September 30, 2017.

Net gain on sales or write-downs of other real estate owned for the three months ended September 30, 2018 was $120 thousand compared to a net gain of $75 thousand for the three months ended September 30, 2017. This activity was the result of specific sales and valuation transactions of other real estate.

Net gain on other assets for the three months ended September 30, 2018 was $0.3 million compared to a net loss of $0.4 million for the three months ended September 30, 2017.  The Company sold restricted marketable securities received in satisfaction of a previously charged-off loan and recognized a gain of $0.3 million during the three months ended September 30, 2018.

Other noninterest income for the three months ended September 30, 2018 increased to $1.3 million as compared to $1.2 million for the three months ended September 30, 2017, primarily due to an increase in loan servicing income from our manufactured housing portfolio in addition to other miscellaneous items.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Noninterest income was $103.4 million for the nine months ended September 30, 2018, decrease of $1.2 million, or 1.1%, as compared to $104.6 million for the nine months ended September 30, 2017. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 2.9% in the nine months ended September 30, 2018 as compared to 4.0% in the nine months ended September 30, 2017.

Mortgage banking income was $81.7 million and $86.7 million for the nine months ended September 30, 2018 and 2017, respectively. Sales of mortgage loans totaled $4,923.8 million, generating a sales margin of 1.56% for the nine months ended September 30, 2018 as compared to $4,664.3 million, generating a sales margin of 1.74% for the nine months ended September 30, 2017.  Mortgage banking income from gains on sale and related fair value changes amounted to $71.9 million for the nine months ended September 30, 2018 compared to $80.9 million for the nine months ended September 30, 2017. The decrease in gain was due to rising interest rates and compressing margins due to competitive pressures experienced across the mortgage industry. While interest rate lock commitment volume increased $53.3 million, or 0.9%, to $5,809.9 million for the nine months ended September 30, 2018 from the same period in the previous year, overall compressing margins led to the decline in income from origination and sales activity. Income from mortgage servicing was $16.0 million for the nine months ended September 30, 2018 compared with $9.0 million for the same period in 2017. This income was partially offset by a $6.2 million charge during the nine months ended September 30, 2018 related to changes in fair value of MSRs and related hedges compared to a $3.2 million charge for the same period in the previous year.

The components of mortgage banking income for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Mortgage banking income:
Origination and sales of mortgage loans	$76,592	$81,067
Net change in fair value of loans held for sale and derivatives	(4,709)	(138)
Change in fair value on MSRs	(6,192)	(3,234)
Mortgage servicing income	15,973	8,958
Total mortgage banking income	$81,664	$86,653

Interest rate lock commitment volume by line of business:
Consumer direct	$2,221,434	$2,182,543
Third party origination (TPO)	692,325	824,503
Retail	1,008,077	987,522
Correspondent	1,888,073	1,762,005
Total	$5,809,909	$5,756,573
Interest rate lock commitment volume by purpose (%):
Purchase	65.7%	59.9%
Refinance	34.3%	40.1%
Mortgage sales	$4,923,771	$4,664,288
Mortgage sale margin	1.56%	1.74%
Closing volume	$4,777,814	$4,612,745
Outstanding principal balance of mortgage loans serviced	$5,964,642	$5,549,662

Mortgage banking income attributable to our Banking segment was $20.4 million and $20.3 million for the nine months ended September 30, 2018 and 2017, respectively, and mortgage banking income attributable to our Mortgage segment was $61.2 million and $66.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Service charges on deposit accounts were $6.2 million, an increase of $0.6 million, or 10.9%, for the nine months ended September 30, 2018, compared to $5.6 million for the nine months ended September 30, 2017. The increase is primarily due to continued deposit growth including those contributed from our merger with Clayton Banks.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased 15.7% to $7.4 million during the nine months ended September 30, 2018 as compared to $6.4 million for the nine months ended September 30, 2017 due to increased deposit growth and increased debit card fees from continued growth in client usage of debit cards experienced by most financial institutions.

Investment services and trust income for the nine months ended September 30, 2018 was $3.8 million compared to $2.8 million for the nine months ended September 30, 2017. This increase is due to increased trust operations in connection with our merger with the Clayton Banks.

Loss from securities for the nine months ended September 30, 2018 were $116 thousand, resulting from the sale of approximately $0.2 million in available-for-sale debt securities and a net loss of $108 thousand related to changes in fair value of equity securities with readily determinable market values. This compares to a gain from securities for the nine months ended September 30, 2017 of $0.3 million, resulting from the sale of approximately $94.7 million in securities.

Net loss on sales or write-downs of other real estate owned for the nine months ended September 30, 2018 was $43 thousand compared to a net gain of $0.8 million for the nine months ended September 30, 2017. This change was the result of specific sales and valuation transactions of other real estate.

Net gain on other assets for the nine months ended September 30, 2018 was $0.2 million compared to a net loss of $0.4 million for the nine months ended September 30, 2017.  This gain is primarily related to the sale of restricted marketable securities received in satisfaction of a previously charged-off loan as the Company recognized a gain on this transaction of $0.3 million in 2018.

Other noninterest income for the nine months ended September 30, 2018 was $4.3 million as compared to other noninterest income of $2.4 million for the nine months ended September 30, 2017. This $1.9 million increase in other noninterest income was due to increased loan servicing income from our manufactured housing portfolio in addition to other miscellaneous income items associated with our overall growth, including our merger with the Clayton Banks.

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

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$35,213	$34,795	$103,606	$94,584
Occupancy and equipment expense	3,514	3,539	10,483	9,955
Legal and professional fees	1,917	1,512	5,925	3,973
Data processing expense	2,562	1,761	6,735	4,722
Merger and conversion expense	—	15,711	1,193	16,965
Amortization of core deposit and other intangibles	777	558	2,432	1,073
Loss on sale of mortgage servicing rights	—	—	—	249
Regulatory fees and deposit insurance assessments	738	549	2,030	1,478
Other real estate owned expense	571	265	1,379	699
Software license and maintenance fees	622	523	1,882	1,344
Advertising	3,810	3,493	10,500	9,768
Other	7,489	6,518	23,557	19,967
Total noninterest expense	$57,213	$69,224	$169,722	$164,777

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Noninterest expense decreased by $12.0 million during the three months ended September 30, 2018 to $57.2 million as compared to $69.2 million in the three months ended September 30, 2017. This decrease resulted primarily from the $15.7 million decrease in merger and conversion expense in relation to our merger with the Clayton Banks completed on July 31, 2017, which was offset by various other increases associated with our overall growth.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 61.5% and 50.3% of total noninterest expense in the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, salaries and employee benefits expense increased $0.4 million, or 1.2%, to $35.2 million as compared to $34.8 million for the three months ended September 30, 2017. The increase in the three months ended September 30, 2018 was primarily due to increased costs associated with our growth, including the addition of several of the 12-15 total anticipated revenue producers to be added in the second half of 2018 across our community and metropolitan markets. The Company headcount increased 3.0% to 1,428 employees at September 30, 2018 from 1,386 employees at December 31, 2017 and 1,414 employees at September 30, 2017.

Salaries and employee benefits also reflects $1.5 million and $1.7 million accrued for equity compensation grants during the three months ended September 30, 2018 and 2017, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates and retained former Clayton employees at the end of 2017, in addition to an accrual related to annual stock-based performance grants.

Occupancy and equipment expense in the three months ended September 30, 2018 was $3.5 million, which remained flat compared to the same period in 2017.

Legal and professional fees increased slightly to $1.9 million for the three months ended September 30, 2018 as compared to $1.5 million for the three months ended September 30, 2017. The increase in legal and professional fees is attributable to our growth and volume of business.

Data processing costs increased $0.8 million to $2.6 million for the three months ended September 30, 2018 from $1.8 million for the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 was attributable to our growth and increased volume of transaction processing.

Merger and conversion expenses of $15.7 million for the three months ended September 30, 2017 were related to our merger with the Clayton Banks, which closed on July 31, 2017. There were no such expenses for the three months ended September 30, 2018.

Amortization of core deposits and other intangibles totaled $0.8 million for the three months ended September 30, 2018 compared to $0.6 million for the three months ended September 30, 2017. The increase is due to the additional core deposit intangible and other intangibles recognized in our merger with the Clayton Banks.

Regulatory fees and deposit insurance assessments increased $0.2 million during the three months ended September 30, 2018 to $0.7 million from $0.5 for the three months ended September 30, 2017.

Other real estate owned expense was $0.6 million and $0.3 million for the three months ended September 30, 2018 and 2017. Legal costs associated with the sale of other real estate owned amounting to $1.5 million and $1.2 million was the primary driver for the expense during the three months ended September 30, 2018 and 2017, respectively.

Software license and maintenance fees for the three months ended September 30, 2018 were $0.6 million compared to $0.5 million for the three months ended September 30, 2017.

Advertising costs for the three months ended September 30, 2018 were $3.8 million, compared to $3.5 million for the three months ended September 30, 2017. This increase was largely attributable to an increase in overall volume of business and costs associated with a time deposit advertising campaign completed during the three months ended September 30, 2018 in addition to increased cost of lead generation from our mortgage operations.

Other noninterest expense for three months ended September 30, 2018 was $7.5 million, an increase of $1.0 million from the three months ended September 30, 2017. This increase reflects our growth, including the impact of the merger with the Clayton Banks.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Noninterest expense increased by $4.9 million during the nine months ended September 30, 2018 to $169.7 million as compared to $164.8 million in the nine months ended September 30, 2017. This increase resulted primarily from the $9.0 million increase in salaries and employee benefits expense and overall increases associated with our growth, including the impact of our merger with the Clayton Banks offset by a decline in merger and conversion expenses.

Salaries and employee benefits expense is the largest component of noninterest expenses representing 61.0% and 57.4% of total noninterest expense in the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, salaries and employee benefits expense increased $9.0 million, or 9.5%, to $103.6 million as compared to $94.6 million for the nine months ended September 30, 2017. The increase in the nine months ended September 30, 2018 was primarily due to our continued growth, including the addition of several of the 12-15 total anticipated revenue producers to be added in the second half of 2018 across our community and metropolitan markets during the period.

Salaries and employee benefits expense also reflects $5.3 million accrued for equity compensation grants during the nine months ended September 30, 2018 in conjunction with the 2016 IPO to all full-time associates and extended to new associates and retained former Clayton employees at the end of 2017, in addition to accrual of annual stock-based performance grants. This compares to $4.8 million of expense during the nine months ended September 30, 2017.

Occupancy and fixed asset expense in the nine months ended September 30, 2018 increased $0.5 million to $10.5 million from $10.0 million for the nine months ended September 30, 2017 due to expansion of our footprint resulting from our merger with the Clayton Banks.

Legal and professional fees were $5.9 million for the nine months ended September 30, 2018 as compared to $4.0 million for the nine months ended September 30, 2017. The increase in legal and professional fees is attributable to additional professional services related to our growth and volume of business.

Data processing costs increased $2.0 million to $6.7 million for the nine months ended September 30, 2018 from $4.7 million for the nine months ended September 30, 2017. The increase for the nine months ended September 30, 2018 was attributable to our growth and volume of transaction processing.

Merger and conversion expenses related to the acquisition of Clayton Banks that closed on July 31, 2017 were $1.2 million for the nine months ended September 30, 2018 as compared to $17.0 million for the nine months ended September 30, 2017.

Amortization of core deposit and other intangible assets totaled $2.4 million for the nine months ended September 30, 2018 compared to $1.1 million for the nine months ended September 30, 2017. The increase is due to the additional core deposit and other intangibles recognized in our merger with the Clayton Banks.

Regulatory fees and deposit insurance assessments were $2.0 million for the nine months ended September 30, 2018 compared with $1.5 million for same period in 2017.

During the nine months ended September 30, 2018, the Company sold $39.4 million of mortgage servicing rights on $3,181.5 million of serviced mortgage loans.  No material gain or loss was recognized in connection with this transaction. During the nine months ended September 30, 2017, the Company sold $11.9 million of mortgage servicing rights on $1,085.5 million of serviced mortgage loans and recognized a loss of $0.2 million in connection with this transaction.

Expenses related to other real estate owned for the nine months ended September 30, 2018 were $1.4 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. Legal costs resulting from the sale of other real estate amounting to $3.7 million and $4.1 million was the primary driver for the expense during the nine months ended September 30, 2018 and 2017, respectively.

Software license and maintenance fees for the nine months ended September 30, 2018 increased $0.6 million to $1.9 million compared to $1.3 million for the nine months ended September 30, 2017.

Advertising costs for the nine months ended September 30, 2018 were $10.5 million, an increase of $0.7 million compared to $9.8 million for the nine months ended September 30, 2017. This increase was largely driven by our mortgage internet delivery channel as the price of lead generation increased in 2018 and costs associated with a time deposit advertising campaign completed during the nine months ended September 30, 2018.

Other noninterest expense for nine months ended September 30, 2018 was $23.6 million, an increase of $3.6 million from the nine months ended September 30, 2017. This increase includes $0.7 million in expenses related to the completion of a $151.8 million follow-on secondary offering completed during the second quarter of 2018 in addition to costs associated with our continued overall growth, including the impact of our merger with the Clayton Banks.

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

Our efficiency ratio was 65.7% and 85.0% for the three months ended September 30, 2018 and 2017, respectively, and 66.3% and 78.9% for the nine months ended September 30, 2018 and 2017, respectively. Our adjusted efficiently ratio, on a tax-equivalent basis, was 63.7% and 64.4% for the three months ended September 30, 2018 and 2017, respectively, and 63.7% and 68.8% for the nine months ended September 30, 2018 and 2017, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2018	2017	2017
Return on average total assets	1.72%	0.80%	1.76%	1.14%	1.37%
Return on average shareholders' equity	13.3%	6.0%	13.7%	9.2%	11.2%
Dividend payout ratio	8.9%	—	6.0%	—	—
Average shareholders’ equity to average assets	12.9%	13.2%	12.9%	12.4%	12.2%

Income tax

Income tax expense was $6.7 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively, and $20.0 million and $16.6 million for the nine months ended September 30, 2018 and 2017, respectively. This reflects the federal rate change enacted by the Tax Reform Act on December 22, 2017. As such, our effective tax rates were 23.87% and 35.43% for the three months ended September 30, 2018 and 2017, respectively, and 24.02% and 36.10% for the nine months ended September 30, 2018 and 2017, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and additional deductions for equity-based compensation upon the distribution of RSUs in addition to nondeductible stock offering costs related to the follow-on secondary offering completed during the second quarter of 2018.

Financial condition

The following discussion of our financial condition compares the nine months ended September 30, 2018 with the year ended December 31, 2017.

Total assets

Our total assets were $5.06 billion at September 30, 2018, an increase of $330.5 million from total assets of $4.73 billion at December 31, 2017. This increase was largely attributable an increase of $371.6 million in loans held for investment, driven by strong demand for our loan products in our markets and the success of our growth initiatives. This growth was partially offset by a $202.7 million decrease in loans held for sale, reflecting the decline in the mortgage market and derecognition of rebooked GNMA delinquent loans, which made up $43.0 million of total loans held for sale as of December 31, 2017.

Loan portfolio

Our loan portfolio is our most significant earning asset, comprising 70.0% and 67.0% of our total assets as of September 30, 2018 and December 31, 2017, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”).  At September 30, 2018 and December 31, 2017, loans held for investment included approximately $98.8 million and $62.9 million, respectively, related to Participated loans.  Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.  At September 30, 2018 and December 31, 2017, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans

Loans increased $371.6 million, or 11.7%, to $3.54 billion as of September 30, 2018 as compared to $3.17 billion as of December 31, 2017. Our loan growth during the nine months ended September 30, 2018 has been comprised of increases of $125.4 million, or 17.5%, in commercial and industrial, $42.8 million, or 9.6%, in construction loans, $76.7 million, or 13.9%, in non-owner occupied commercial real estate, $116.4 million, or 15.8%, in residential real estate, $8.3 million, or 1.7%, in owner occupied commercial real estate and $2.0 million, or 0.9%, in consumer and other, respectively. The increase in loans during the nine months ended September 30, 2018 is attributable to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type

The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$840,439	24%	$715,075	23%
Construction	491,171	14%	448,326	14%
Residential real estate:
1-to-4 family	553,720	16%	480,989	15%
Line of credit	214,741	6%	194,986	6%
Multi-family	86,264	2%	62,374	2%
Commercial real estate:
Owner-Occupied	504,149	14%	495,872	16%
Non-Owner Occupied	628,336	18%	551,588	17%
Consumer and other	219,711	6%	217,701	7%
Total loans	$3,538,531	100%	$3,166,911	100%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2018 and December 31, 2017, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.

Banking regulators have established thresholds of less than 100% for concentrations in construction lending and less than 300% for concentrations in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total risk-based capital. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to total risk-based capital. Management strives to operate within the thresholds set forth above. When a company’s ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management. The table below shows concentration ratios for the Bank and Company as of September 30, 2018 and December 31, 2017, which both were within the stated thresholds.

	As a percentage (%) of risk-based
	capital
		FB Financial
	FirstBank	Corporation
September 30, 2018
Construction	90.5%	86.5%
Commercial real estate	222.4%	212.5%
December 31, 2017
Construction	96.2%	90.3%
Commercial real estate	228.3%	214.4%

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

As of September 30, 2018, our commercial and industrial loans comprised of $840.4 million, or 24% of loans, compared to $715.1 million, or 23%, of loans as of December 31, 2017.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of September 30, 2018, our owner occupied commercial real estate loans comprised $504.1 million, or 14% of loans, compared to $495.9 million, or 16%, of loans as of December 31, 2017.

Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of September 30, 2018, our non-owner occupied commercial real estate loans comprised $628.3 million, or 18% of loans, compared to $551.6 million, or 17%, of loans as of December 31, 2017.

Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of September 30, 2018, our residential real estate mortgage loans comprised $553.7 million, or 16% of loans, compared to $481.0 million, or 15%, of loans as of December 31, 2017.

Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of September 30, 2018 comprised $214.7 million, or 6% of loans, compared to $195.0 million, or 6%, of loans as of December 31, 2017.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of September 30, 2018, comprised $86.3 million, or 2% of loans, compared to $62.4 million, or 2%, of loans as of December 31, 2017.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets subject to regulatory guidance thresholds. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of September 30, 2018, our construction loans comprised $491.2 million, or 14% of loans, compared to $448.3 million, or 14%, of loans as of December 31, 2017.

Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes without real estate and personal lines of credit. Consumer loans are generally secured by vehicles, manufactured homes, or other household goods. The collateral securing consumer loans may depreciate over time. The Company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of September 30, 2018, our consumer and other loans comprised $219.7 million, or 6% of loans, compared to $217.7 million, or 7%, of loans as of December 31, 2017.

Loan maturity and sensitivities

The following tables present the contractual maturities of our loan portfolio as of September 30, 2018 and December 31, 2017. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of September 30, 2018
Commercial and industrial	$303,595	$417,810	$119,034	$840,439
Commercial real estate:
Owner occupied	91,329	292,406	120,414	504,149
Non-owner occupied	89,868	301,293	237,175	628,336
Residential real estate:
1-to-4 family	57,733	221,904	274,083	553,720
Line of credit	33,940	39,592	141,209	214,741
Multi-family	3,559	31,482	51,223	86,264
Construction	218,225	206,933	66,013	491,171
Consumer and other	33,843	55,874	129,994	219,711
Total ($)	$832,092	$1,567,294	$1,139,145	$3,538,531
Total (%)	24%	44%	32%	100%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2017
Commercial and industrial	$311,406	$304,202	$99,467	$715,075
Commercial real estate:
Owner occupied	87,299	277,204	131,369	495,872
Non-owner occupied	85,892	250,050	215,646	551,588
Residential real estate:
1-to-4 family	47,063	203,984	229,942	480,989
Line of credit	17,188	41,368	136,430	194,986
Multi-family	4,354	20,803	37,217	62,374
Construction	202,787	172,094	73,445	448,326
Consumer and other	47,016	61,231	109,454	217,701
Total ($)	$803,005	$1,330,936	$1,032,970	$3,166,911
Total (%)	25%	42%	33%	100%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of September 30, 2018 and December 31, 2017:

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of September 30, 2018
Commercial and industrial	$183,690	$353,154	$536,844
Commercial real estate:
Owner occupied	326,236	86,584	412,820
Non-owner occupied	259,081	279,387	538,468
Residential real estate:
1-to-4 family	438,872	57,115	495,987
Line of credit	956	179,845	180,801
Multi-family	68,124	14,581	82,705
Construction	82,699	190,247	272,946
Consumer and other	180,448	5,420	185,868
Total ($)	$1,540,106	$1,166,333	$2,706,439
Total (%)	57%	43%	100%
(1)	Included in fixed interest rates are loans totaling $60.1 million at September 30, 2018, in which the Company has entered into variable interest rate swap contracts.

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2017
Commercial and industrial	$176,858	$226,811	$403,669
Commercial real estate:
Owner occupied	333,577	74,996	408,573
Non-owner occupied	244,652	221,044	465,696
Residential real estate:
1-to-4 family	383,334	50,592	433,926
Line of credit	757	177,041	177,798
Multi-family	56,313	1,707	58,020
Construction	90,003	155,536	245,539
Consumer and other	162,529	8,156	170,685
Total ($)	$1,448,023	$915,883	$2,363,906
Total (%)	61%	39%	100%
(1)	Included in fixed interest rates are loans totaling $29.6 million at December 31, 2017, in which the Company has entered into variable rate swap contracts.

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of September 30, 2018
One year or less	$344,966	$487,126	$832,092
One to five years	881,161	686,133	1,567,294
More than five years	658,945	480,200	1,139,145
Total ($)	$1,885,072	$1,653,459	$3,538,531
Total (%)	53.3%	46.7%	100.0%
(1)	Included in fixed interest rates are loans totaling $60.1 million at September 30, 2018, in which the Company has entered into variable interest rate swap contracts.

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2017
One year or less	$342,779	$460,226	$803,005
One to five years	830,210	500,726	1,330,936
More than five years	617,813	415,157	1,032,970
Total ($)	$1,790,802	$1,376,109	$3,166,911
Total (%)	56.55%	43.45%	100.00%
(1)	Included in fixed interest rates are loans totaling $29.6 million at December 31, 2017, in which the Company has entered into variable rate swap contracts.

Of the loans shown above with floating interest rates totaling $1,653.5 million as of September 30, 2018, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of September 30, 2018
Loans with current rates above floors	$23,691	—	$361,661	—	$331,021	—
Loans with current rates below floors:
1-25 bps	52	25.00	5,214	24.16	33,695	24.26
26-50 bps	—	—	20	50.00	1,166	47.78
51-75 bps	599	75.00	5,060	74.97	5,346	70.86
76-100 bps	—	—	6,890	97.08	15,091	85.14
101-125 bps	—	—	39	125.00	1,631	101.37
126-150 bps	—	—	37	137.01	—	—
151-200 bps	49	175.00	54	184.37	245	182.67
200-250 bps	—	—	—	—	61	237.89
251 bps and above	—	—	454	860.09	—	—
Total loans with current rates below floors	$700	2.25	$17,768	4.18	$57,235	7.11

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

As of September 30, 2018 and December 31, 2017, we had $25.9 million and $72.3 million, respectively, in nonperforming assets. As of September 30, 2018 and December 31, 2017, other real estate owned included $5.4 million and $5.9 million, respectively, of excess land and facilities resulting from the merger with the Clayton Banks that is held for sale. Other nonperforming assets, including other repossessed non-real estate, as of September 30, 2018 and December 31, 2017 included $1.6 million and $2.4 million, respectively, in other repossessed assets. Additionally, during the third quarter of 2018, we sold restricted marketable equity securities received in satisfaction of a previously charged off loan that represented $0.7 million of other nonperforming assets at December 31, 2017.

As of December 31, 2017, the amount of loans held for sale that are 90 days or more past due includes government guaranteed GNMA mortgage loans that the Bank, as the original transferor and servicer, has the right, but not obligation, to repurchase totaling $43.0 million at December 31, 2017 with an offsetting liability in the same amount. This option was not exercised and the rebooked GNMA loans were derecognized in 2018. At September 30, 2018, there were $58.4 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, we did not rebook the delinquent GNMA loans as of September 30, 2018; however, we continue to assess quarterly going forward.

If our nonperforming assets would have been current during the three and nine months ended September 30, 2018, we would have recorded additional income of $0.1 million and $0.4 million, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. We had net interest recoveries of $0.6 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods. This compares to $1.1 million and $2.1 million for the three and nine months ended September 30, 2017, respectively.

The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of September 30,		As of December 31,
(dollars in thousands)	2018	2017	2017
Loan Type
Commercial and industrial	$2,278	$506	$623
Construction	287	283	541
Residential real estate:
1-to-4 family mortgage	2,508	2,777	3,504
Residential line of credit	1,323	779	833
Multi-family mortgage	—	87	—
Commercial real estate:
Owner occupied	2,314	2,442	2,940
Non-owner occupied	1,206	1,916	1,371
Consumer and other	803	197	285
Total nonperforming loans held for investment	10,719	8,987	10,097
Loans held for sale(1)	—	13,575	43,355
Other real estate owned	13,587	13,812	16,442
Other	1,564	3,967	2,369
Total nonperforming assets	$25,870	$40,341	$72,263
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.30%	0.29%	0.32%
Total nonperforming assets as a percentage of total assets	0.51%	0.88%	1.53%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.05%	0.03%	0.04%
Loans restructured as troubled debt restructurings	$7,679	$8,095	$8,604
Troubled debt restructurings as a percentage of loans	0.22%	0.26%	0.27%

(1)

Amount for December 31, 2017 includes $43.0 million in rebooked GNMA loans for which there is no obligation to repurchase. See the previous discussion of serviced GNMA loans eligible for repurchase and the impact of our repurchases of delinquent mortgage loans under the GNMA optional repurchase program (see Note 1 to the unaudited Consolidated Financial Statements).

Total nonperforming loans as a percentage of total loans were 0.30% as of September 30, 2018 as compared to 0.32% as of December 31, 2017. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 257.6% as of September 30, 2018 as compared to 238.1% as of December 31, 2017.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $12.3 million at September 30, 2018, as compared to $15.1 million for the year ended December 31, 2017.

Under acquisition accounting rules, acquired loans were recorded at their estimated fair value. We recorded the loan portfolio acquired from the Clayton Banks at fair value as of the July 31, 2017 acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses; however, as of September 30, 2018, the allowance included $0.6 million in reserves related to subsequent deterioration since the acquisition date.

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain/(loss) on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2018, other real estate owned with a cost basis of $1.6 million and $4.3 million, respectively, was sold resulting in a net gain of $120 thousand and net loss of $43.0 thousand, respectively. For the same periods in the previous year, other real estate owned with a cost basis of $1.3 million and $4.3 million, respectively, was sold resulting in a net gain of $75 thousand and $0.8 million, respectively.

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

Loans totaling $60.3 million and $55.5 million were classified as substandard under our policy at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, $22.4 million and $32.0 million of substandard loans were acquired with deteriorated credit quality in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at September 30, 2018 and December 31, 2017.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of September 30, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$781,698	$50,230	$6,908	$838,836
Construction	479,035	3,926	1,387	484,348
Residential real estate:
1-to-4 family mortgage	517,598	9,119	6,914	533,631
Residential line of credit	211,114	1,328	2,299	214,741
Multi-family mortgage	86,000	78	186	86,264
Commercial real estate:
Owner occupied	465,223	17,022	14,421	496,666
Non-owner occupied	593,771	16,720	1,282	611,773
Consumer and other	191,140	2,978	4,503	198,621
Total loans, excluding purchased credit impaired loans	$3,325,579	$101,401	$37,900	$3,464,880

Purchased credit impaired loans
Commercial and industrial	$—	$1,068	$535	$1,603
Construction	—	3,276	3,547	6,823
Residential real estate:
1-to-4 family mortgage	—	15,666	4,423	20,089
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,311	3,172	7,483
Non-owner occupied	—	8,433	8,130	16,563
Consumer and other	—	18,451	2,639	21,090
Total purchased credit impaired loans	$—	$51,205	$22,446	$73,651
Total loans	$3,325,579	$152,606	$60,346	$3,538,531

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2017
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076

Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911

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

In addition, on a regular basis, management and the Company’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $27.6 million and $24.0 million at September 30, 2018 and December 31, 2017, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$5,365	24%	$4,461	23%
Construction	8,268	14%	7,135	14%
Residential real estate:
1-to-4 family mortgage	3,520	16%	3,197	15%
Residential line of credit	838	6%	944	6%
Multi-family mortgage	683	2%	434	2%
Commercial real estate:
Owner occupied	3,481	14%	3,558	16%
Non-owner occupied	3,911	18%	2,817	17%
Consumer and other	1,542	6%	1,495	7%
Total allowance	$27,608	100%	$24,041	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year ended December 31,
(dollars in thousands)	2018	2017	2018	2017	2017
Allowance for loan loss at beginning of period	$26,347	$23,247	$24,041	$21,747	$21,747
Charge-offs:
Commercial and industrial	(333)	(221)	(558)	(521)	(584)
Construction	(14)	—	(29)	(6)	(27)
Residential real estate:
1-to-4 family mortgage	(4)	(32)	(69)	(155)	(200)
Residential line of credit	(13)	(9)	(33)	(204)	(276)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	(55)	(64)	(55)	(64)	(288)
Non-owner occupied	—	—	—	—	—
Consumer and other	(498)	(249)	(1,255)	(858)	(1,152)
Total charge-offs	(917)	(575)	(1,999)	(1,808)	(2,527)
Recoveries:
Commercial and industrial	104	200	374	1,794	1,894
Construction	13	1,022	1,127	1,080	1,084
Residential real estate:
1-to-4 family mortgage	99	86	157	126	159
Residential line of credit	31	157	102	368	395
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	10	24	141	39	61
Non-owner occupied	—	1	51	1,642	1,646
Consumer and other	103	104	416	400	532
Total recoveries	360	1,594	2,368	5,449	5,771
Net recoveries (charge offs)	(557)	1,019	369	3,641	3,244
Provision (reversal of provision) for loan loss	1,818	(784)	3,198	(1,906)	(950)
Allowance for loan loss at the end of period	$27,608	$23,482	$27,608	$23,482	$24,041
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	-0.06%	0.15%	0.02%	0.23%	0.13%
Allowance for loan loss as a percentage of loans at end of period	0.78%	0.75%	0.78%	0.75%	0.76%
Allowance of loan loss as a percentage of nonperforming loans	257.6%	261.3%	257.6%	261.3%	238.1%

Mortgage loans held for sale

Mortgage loans held for sale were $323.5 million at September 30, 2018 compared to $526.2 million at December 31, 2017. Interest rate lock volume for the three months ended September 30, 2018 and 2017 totaled $1,704.9 million and $2,000.8 million, respectively, and amounted to $5,809.9 million and $5,756.6 million for the nine months ended September 30, 2018 and 2017, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Rising interest rates during the three and nine months ended September 30, 2018 resulted in slow down of interest rate lock volume which is expected to persist through the remainder of 2018. Interest rate lock commitments in the pipeline at September 30, 2018 and December 31, 2017 were $452.8 million and $504.2 million, respectively.

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

Total deposits were $4.13 billion and $3.66 billion as of September 30, 2018 and December 31, 2017, respectively. Noninterest-bearing deposits at September 30, 2018 and December 31, 2017 were $962.9 million and $888.2 million, respectively, while interest-bearing deposits were $3,166.5 million and $2,776.2 million at September 30, 2018 and December 31, 2017, respectively. The 12.7% increase in total deposits is mainly attributable to continued focus on deposit growth, other movements in customer activity including additional deposits from certain large depositors, and the purchase of $53.9 million of brokered deposits at the end of the current quarter.

Brokered and internet time deposits at September 30, 2018 and December 31, 2017 were $112.1 million and $85.7 million, respectively.  The increase of $26.4 million was due to expected run-off of brokered and internet time deposits acquired through the merger with the Clayton Banks offset by a purchase of $53.9 million brokered deposits during the third quarter of 2018. The larger purchase of brokered deposits was an opportunity to lower our funding costs by swapping short-term FHLB borrowing with brokered time deposits due to lower rates available in the market.  This decision does not reflect a change in philosophy of growing customer loans funded by core customer deposits.

Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third party servicing provider, Cenlar, transfers to the Bank which totaled $78.0 million and $53.7 million at September 30, 2018 and December 31, 2017, respectively. This balance decreased $10.4 million in the current quarter upon the closing of the sale of mortgage servicing rights.  See Note 6, “Mortgage Servicing Rights” in these Notes to the consolidated unaudited financial statements for further details regarding this sale.

Additionally, our deposits from municipal and governmental entities (i.e.,“public deposits”) totaled $425.1 million at September 30, 2018 compared to $368.5 million at December 31, 2017.  The increase in public deposits is mainly attributed to a notable increase concentrated in a few large customers.

In connection with the merger of the Clayton Banks, a significant amount of the $184.2 million cash portion of the purchase price together with pre-acquisition dividends were deposited in interest bearing accounts with our Bank.  Since that time, as expected, these deposits balances have declined and should continue to decline over the remainder of 2018 and 2019.

Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed in Note 14 to the consolidated unaudited financial statements included in this Report. The mix between noninterest bearing and interest bearing as of September 30, 2018 shifted slightly due to rising rates of interest bearing deposits when compared to December 31, 2018. Management continues to focus on strategic pricing to grow noninterest bearing deposits while allowing more costly funding sources, including brokered deposit and internet time deposits acquired through the merger with the Clayton Banks, to mature.

Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest bearing demand	$962,948	23%	—%	$888,200	25%	—%
Interest bearing checking	876,991	21%	0.67%	895,140	24%	0.48%
Money market	1,062,077	26%	0.96%	1,014,406	28%	0.61%
Savings deposits	174,774	4%	0.15%	178,320	5%	0.16%
Customer time deposits	940,601	23%	1.16%	602,628	16%	0.66%
Brokered and internet time deposits	112,082	3%	1.67%	85,701	2%	1.54%
Total deposits	$4,129,473	100%	0.66%	$3,664,395	100%	0.42%
Total Time Deposits
0.00-0.50%	$53,761	5%		$113,661	16%
0.51-1.00%	206,002	20%		259,294	38%
1.01-1.50%	173,062	16%		186,510	27%
1.51-2.00%	83,260	8%		107,960	16%
2.01-2.50%	255,849	24%		15,409	2%
Above 2.50%	280,749	27%		5,495	1%
Total time deposits	$1,052,683	100%		$688,329	100%

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$91,817	$42,863	$134,680
Over Three to Six	166,912	48,978	215,890
Over Six to Twelve	227,931	112,547	340,478
Over Twelve	247,111	114,524	361,635
Total	$733,771	$318,912	$1,052,683

	As of December 31, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$46,693	$55,234	$101,927
Over Three to Six	99,520	45,993	145,513
Over Six to Twelve	108,525	76,065	184,590
Over Twelve	168,104	88,195	256,299
Total	$422,842	$265,487	$688,329

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

The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$984	0%	$986	0%
Mortgage-backed securities	467,714	77%	418,781	78%
Municipals, tax exempt	130,672	22%	109,251	21%
Treasury securities	7,131	1%	7,252	1%
Total debt securities available for sale	$606,501	100%	$536,270	100%

The balance of our available for sale debt securities portfolio at September 30, 2018 was $606.5 million compared to $536.3 million at December 31, 2017. During the three and nine months ended September 30, 2018, we purchased $16.8 million and $137.9 million investment securities, respectively. This compares to purchases of $34.6 million and $57.4 million during the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 75.6% and 84.6% of these purchases, respectively. This compares to purchases of mortgage-backed securities and CMOs, in the aggregate, comprising of 75.5% and 66.9% during the three and nine months ended September 30, 2017. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 24.4% and 15.4% of total securities purchased in the three and nine months ended September 30, 2018, respectively, and made up 24.5% and 33.1% of total securities purchased during the same periods in 2017. The carrying value of securities sold during the three and nine months ended September 30, 2018, totaled $0.0 and $0.2 million, respectively. This compares to the carrying value of total securities sold during the three and nine months ended September 30, 2017 totaling $82.5 million and $94.7 million, respectively. Maturities and calls of securities during the three and nine months ended September 30, 2018 totaled $20.1 million and $54.6 million, respectively, while totaling $21.3 million and $63.2 million during the same periods in 2017. As of September 30, 2018 and December 31, 2017, net unrealized losses of $22.4 million and $4.9 million, respectively, were recorded on investment securities.

As of September 30, 2018 and December 31, 2017, the Company had $3.1 million and $7.7 million, respectively, in equity securities recorded at fair value. Net losses of $27 thousand and $108 thousand were recognized due to the changes in fair value of these equity securities during the three and nine months ended September 30, 2018. As of January 1, 2018, the Company adopted ASU 2016-01 and reclassified $3.6 million of other securities without readily determinable market values to other assets. The provisions of this update require that equity securities be carried at fair market value on the balance sheet with any periodic changes in value as adjustments to the income statement.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities investment portfolio as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018			As of December 31, 2017
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—	—	$—	—	—
Maturing in one to five years	7,131	1.2%	1.76%	7,252	1.4%	1.76%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—
Total Treasury securities	7,131	1.2%	1.76%	7,252	1.4%	1.76%
Government agency securities:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	984	0.2%	1.43%	986	0.2%	1.43%
Maturing in five to ten years	—	—	—	—	—	—
Maturing after ten years	—	—		—	—	—
Total government agency securities	984	0.2%	1.43%	986	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	13,683	2.3%	6.13%	925	0.2%	3.86%
Maturing in one to five years	10,201	1.7%	5.23%	20,640	3.8%	4.18%
Maturing in five to ten years	19,209	3.2%	4.73%	19,588	3.7%	3.84%
Maturing after ten years	87,579	14.4%	4.09%	68,098	12.7%	3.07%
Total obligations of state and municipal subdivisions	130,672	21.6%	4.50%	109,251	20.4%	3.42%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—	—	—	—	—
Maturing in one to five years	—	—	—	—	—	—
Maturing in five to ten years	6,587	1.1%	2.71%	23	0.0%	3.94%
Maturing after ten years	461,127	76.0%	2.52%	418,758	78.0%	2.32%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	467,714	77.1%	2.53%	418,781	78.0%	2.32%
Total debt securities available-for-sale	$606,501	100.0%	2.97%	$536,270	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of September 30, 2018
US Government agency securities	$999	$—	$(15)	$984
Mortgage-backed securities	488,087	58	(20,431)	467,714
Municipals, tax exempt	132,450	950	(2,728)	130,672
Treasury securities	7,374	—	(243)	7,131
	$628,910	$1,008	$(23,417)	$606,501
As of December 31, 2017
US Government agency securities	$999	$—	$(13)	$986
Mortgage-backed securities	425,557	374	(7,150)	418,781
Municipals, tax exempt	107,127	2,692	(568)	109,251
Treasury securities	7,345	—	(93)	7,252
	$541,028	$3,066	$(7,824)	$536,270

Borrowed funds

Deposits and investment securities available for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve Bank, correspondent banks, or enter into client purchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs in addition to the overall interest rate environment and cost of public funds. Borrowings include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds, and subordinated debt.

The following table sets forth our total borrowings segmented by years to maturity as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
September 30, 2019	$178,208	85%	2.09%
September 30, 2020	72	0%	5.60%
September 30, 2021	124	0%	6.05%
September 30, 2022	772	0%	5.80%
September 30, 2023	282	0%	5.22%
Thereafter	31,510	15%	5.55%
Total	$210,968	100%	2.19%

Securities sold under agreements to repurchase and federal funds purchased

We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds.  Securities sold under agreements to repurchase totaled $15.9 million at September 30, 2018 and $14.3 million at December 31, 2017.

The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $240.0 million as of September 30, 2018 and $165.0 million as of December 31, 2017. Borrowings against the lines were $34.2 million and $0 as of September 30, 2018 and December 31, 2017, respectively.

Federal Home Loan Bank advances

As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $700.6 million and qualifying commercial mortgages of $580.7 million as collateral securing a line of credit with a total borrowing capacity of $841.0 million as of September 30, 2018. As of December 31, 2017 we pledge qualifying residential mortgages of $761.2 million and qualifying commercial mortgages of $207.4 million as collateral securing a line of credit with a total borrowing capacity of $671.5 million as of December 31, 2017.

Borrowings against our line totaled $129.9 million and $302.4 million as of September 30, 2018 and December 31, 2017, respectively. Total borrowings comprised $6.1 million and $12.4 million in long term advances as of September 30, 2018 and December 31, 2017, respectively, and $22.0 million and $190.0 million in overnight cash management advances (CMAs) as of September 30, 2018 and December 31, 2017, respectively. In addition, a letter of credit with the FHLB of $50.0 million was pledged at September 30, 2018 to secure public funds that required collateral. Overnight borrowings include $100.0 million in variable rate advances borrowed during the third quarter of 2017 as part of the funding strategy for the Clayton Banks merger. These advances have 90 day fixed rate repricing terms. An additional line of $800.0 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $388.1 million for the three and nine months ended September 30, 2018 and $302.4 million for the twelve months ended December 31, 2018.  The weighted average interest rate on FHLB borrowings was 2.22% and 1.49% as of September 30, 2018 and December 31, 2017.

Additionally, the Bank maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of September 30, 2018 and December 31, 2017, $1,313.8 million and $724.3 million of qualifying loans and $12.1 million and $13.5 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $926.0 million and $529.5 million.

Subordinated Debt

We have two wholly owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of September 30, 2018 and December 31, 2017, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.52% and 4.82% at September 30, 2018 and December 31, 2017, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.59% and 4.59% at September 30, 2018 and December 31, 2017, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2018 and December 31, 2017, securities with a carrying value of $358.2 million and $337.6 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.

Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding overnight CMAs at September 30, 2018 and December 31, 2017 were $22.0 million and $190.0 million, respectively. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy of merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings. At September 30, 2018 and December 31, 2017, the balance of our outstanding additional long-term advances with the FHLB were $6.1 million and $12.4  million, respectively. The remaining balance available with the FHLB was $661.1 million and $369.1 million at September 30, 2018 and December 31, 2017. We also maintain lines of credit with other commercial banks in the form of fed funds purchased totaling $240.0 million and $165.0 million September 30, 2018 and December 31, 2017. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against the lines were $34.2 million and $0 as of September 30, 2018 and December 31, 2017, respectively.

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

Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions (“TDFI”). Based upon this regulation, as of September 30, 2018 and December 31, 2017, $81.6 million and $105.5 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

During the three and nine months ended September 30, 2018, the Company declared a quarterly dividend of $0.06 per share, or $1.9 million, and $0.12 per share, or $3.8 million, respectively. Subsequent to September 30, 2018, the Company declared its fourth quarter dividend in the amount of $0.08 per share, or $2.5 million payable to stockholders of record as of November 1, 2018 on November 15, 2018.

The Company had cash balances on deposit totaling $20.0 million and $25.8 million at September 30, 2018 and December 31, 2017, respectively, for ongoing corporate needs.

The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the nine months ended September 30, 2018, the Company paid expenses totaling $0.7 million related to the completion of a follow-on secondary offering whereby the former majority shareholder was the seller.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of September 30, 2018 and December 31, 2017, we exceeded all regulatory requirements for capital ratios, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
September 30, 2018
Common Equity Tier 1 (CET1)
FB Financial Corporation	$510,301	11.5%	>	$199,683	>	4.5%		N/A		N/A
FirstBank	$515,216	11.7%	>	$198,160	>	4.5%	>	$286,231	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$567,909	12.8%	>	$354,943	>	8.0%		N/A		N/A
FirstBank	$542,824	12.3%	>	$353,056	>	8.0%	>	$441,320	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$540,301	12.2%	>	$265,722	>	6.0%		N/A		N/A
FirstBank	$515,216	11.7%	>	$264,213	>	6.0%	>	$264,213	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$540,301	11.3%	>	$191,257	>	4.0%		N/A		N/A
FirstBank	$515,216	10.7%	>	$192,604	>	4.0%	>	$240,755	>	5.0%
December 31, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$442,381	10.7%	>	$185,874	>	4.5%		N/A		N/A
FirstBank	$442,061	10.7%	>	$185,567	>	4.5%	>	$268,041	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$496,422	12.0%	>	$330,672	>	8.0%		N/A		N/A
FirstBank	$466,102	11.3%	>	$329,984	>	8.0%	>	$412,480	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$472,381	11.4%	>	$247,969	>	6.0%		N/A		N/A
FirstBank	$442,061	10.7%	>	$247,422	>	6.0%	>	$247,422	>	6.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.5%	>	$180,643	>	4.0%		N/A		N/A
FirstBank	$442,061	9.8%	>	$180,987	>	4.0%	>	$226,234	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at September 30, 2018 and December 31, 2017, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing stricter quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. While our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, the Dodd-Frank Act specifies that any such securities issued after May 19, 2010 may not be included in Tier 1 capital.

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

As of September 30, 2018 and December 31, 2017, the Bank and Company met all capital adequacy requirements to which they are subject. Also, as of June 30, 2017, the date of the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. As part of our ongoing balance sheet and capital management during the quarter, the Company sold $39.4 million of mortgage servicing rights on $3.18 billion of serviced mortgages. There was not a material gain or loss recognized in this transaction; however, the sale provided approximately $20.0 million in regulatory capital relief to support continued growth in the Banking segment of our business.

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

Capital expenditures

Currently, we have not entered into any capital commitments exceeding $1 million; however, over the next twelve months we plan on investing approximately $5.8 million in branch improvements and expansion across our markets.

Shareholders’ equity

Our total shareholders’ equity was $648.7 million at September 30, 2018 and $596.7 million, at December 31, 2017. Book value per share was $21.12 at September 30, 2018 and $19.54 at December 31, 2017. The growth in shareholders’ equity was attributable to earnings retention offset by declared dividends, changes in accumulated other comprehensive income and activity related to equity-based compensation.

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

Loan commitments and standby letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our unfunded loan commitments and standby letters of credit outstanding at the dates indicated were as follows:

	September 30,	December 31,
	2018	2017
Loan commitments	$1,038,688	$977,276
Standby letters of credit	19,302	22,882

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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	September 30,	December 31,	September 30,	December 31,
(in basis points)	2018	2017	2018	2017
+400	11.9%	8.8%	14.2%	13.9%
+300	8.9%	6.6%	10.7%	10.6%
+200	6.0%	4.4%	7.3%	7.3%
+100	2.9%	2.0%	3.6%	3.6%
-100	(5.7)%	(6.7)%	(7.2)%	(9.2)%
-200	(14.5)%	(13.4)%	(18.3)%	17.5%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	September 30,	December 31,
(in basis points)	2018	2017
+400	(3.9)%	(8.8)%
+300	(2.5)%	(6.2)%
+200	(1.0)%	(3.5)%
+100	(0.6)%	(1.6)%
-100	(2.9)%	(3.3)%
-200	(12.7)%	(15.1)%

(1)

The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The results for the net interest income simulations for September 30, 2018 and December 31, 2017 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the variability in our loans held for sale and time deposit balances. As our mortgage loans held for sale increase, we become more asset sensitive. Conversely, as mortgage rates continue to rise, we expect our mortgage originations and mortgage loans held for sale to decline, which contribute to decreased asset sensitivity. As of September 30, 2018 the decrease in mortgage loans held for sale was offset by the increase in time deposits, which resulted in an overall asset sensitive position. Beta assumptions on loans and deposits were consistent for both time periods. The ALMC also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The discussion of the Company’s business and operations should be read together with the risk factor described below and the risk factors contained in Item 1A of the Company’s most recent Annual Report on Form 10-K previously filed with the SEC, which describes various risks and uncertainties to which the Company is or may be subject. These risks and uncertainties have the potential to affect the Company’s assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations, and the trading price of the Company’s common stock in a materially adverse manner.

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels may vary considerably and have seasonality based on their nature. At September 30, 2018, 6 commercial and individual clients, maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $25.0 million, which amounted to $446.2 million in total deposits at September 30, 2018.  These clients are not concentrated in any particular industry or business but include certain related parties of the Company. In addition, mortgage escrow deposits that our third-party servicing provider, Cenlar, transfer to the Bank totaled $78.0 million at September 30, 2018. Further, our deposits from municipal and governmental entities (i.e., “public deposits”) totaled $425.1 million at September 30, 2018.  Of these public deposits, 3 public entities maintained balances in excess of $25.0 million at September 30, 2018 totaling $195.8 million. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to unexpected fluctuations related to these customers’ businesses, would adversely affect our liquidity and may require us to raise deposit rates to quickly attract new customer deposits, purchase brokered deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, lower cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

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

The offering commenced on September 15, 2016 and closed on September 21, 2016. All of the shares registered pursuant to the registration statement were sold at an aggregate offering price of $128.5 million. We received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our former majority shareholder and executive chairman, which cash distribution was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. During the third quarter of 2017, a portion was used to fund the merger with the Clayton Banks. Approximately $20.0 million of proceeds from the offering remain in interest bearing deposits in other financial institutions and may be used for general business purposes or to fund future acquisitions.

ITEM 5—OTHER INFORMATION

The Company recently revised its Non-Employee Director Compensation Policy (the “Policy”). A copy of the Policy is filed as Exhibit 10.1 to this Report.

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

10.1	FB Financial Non-Employee Director Compensation Policy†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.
†	Represents a management contract or compensation plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
November 8, 2018	James R. Gordon Chief Financial Officer (duly authorized officer and principal financial officer)