Form 10-K
period 2018-12-31
FB Financial Corp
filed 2019-03-12
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37875
______________________________________________________________
FB FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)
______________________________________________________________

Tennessee	62-1216058
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
211 Commerce Street, Suite 300 Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 564-1212
____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $1.00 Per Share; Common stock traded on the New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $686.3 million, based on the closing sales price of $40.72 per share as reported on the New York Stock Exchange.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2019 was 30,832,823.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

In this Annual Report on Form 10-K (this “Annual Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly owned banking subsidiary, FirstBank, a Tennessee state chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly owned banking subsidiary.
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
These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions nationally, regionally and in our target markets, particularly in Tennessee and the geographic areas in which we operate;

•	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•	the concentration of our business within our geographic areas of operation in Tennessee and neighboring markets;

•	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction portfolios;

•	increased competition in the banking and mortgage banking industry, nationally, regionally and locally;

•	our ability to execute our business strategy to achieve profitable growth;

•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;

•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;

•	our ability to increase our operating efficiency;

•	failure to keep pace with technological change or difficulties when implementing new technologies;

•	risks related to our acquisition, disposition, growth and other strategic opportunities and initiatives;

•	the timing, anticipated benefits and financial impact of the proposed acquisition by the Bank of certain branches of Atlantic Capital Bank, N.A. ("Atlantic Capital");

•	the anticipated timing of the closing of the proposed acquisition, acceptance by the customers of the acquired Atlantic Capital branches of the Company and Bank's products and services;

•	expectations regarding future investment in the acquired Atlantic Capital branches' markets and the integration of the acquired Atlantic Capital branches' operations;

•
negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;

•	failure to timely and accurately implement changes to mortgage laws and regulations into our compliance processes;

•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;

•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;

•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;

•	failure to develop new, and grow our existing, streams of noninterest income;

•	our ability to oversee the performance of third party service providers that provide material services to our business;

•	our ability to maintain expenses in line with our current projections;

•	our dependence on our management team and our ability to motivate and retain our management team;

•	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;

•	inability to find acquisition candidates that will be accretive to our financial condition and results of operations;

•	system failures, data security breaches (including as a result of cyber-attacks), or failures to prevent breaches of our network security;

•	data processing system failures and errors;

•	fraudulent and negligent acts by individuals and entities that are beyond our control;

•	fluctuations in the market value, and its impact, of the securities held in our securities portfolio;

•	the adequacy of our reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves;

•	the makeup of our asset mix and investments;

•	our focus on small and mid-sized businesses;

•	an inability to raise necessary capital to fund our growth strategy or operations, or to meet increased minimum regulatory capital levels;

•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

•	interest rate shifts and its impact on our financial condition and results of operation;

•	the expenses that we will incur to operate as a public company and our complying with the requirements of being a public company;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	changes in accounting standards, particularly ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”

•	the impact of recent and future legislative and regulatory changes, including, without limitation, the Tax Cuts and Jobs Act of 2017;

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of Federal Deposit Insurance Corporation ("FDIC") insurance and other coverage; and

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

PART I
ITEM - 1. Business
In this annual report, the terms "we," "our," "ours," "us," "FB Financial," and "the Company" refer to FB Financial Corporation, a Tennessee corporation, and our consolidated banking subsidiary, FirstBank, a Tennessee state chartered bank, unless the context indicates that we refer only to the parent company, FB Financial Corporation. The terms "FirstBank" or "the Bank" refer to our wholly owned subsidiary and Tennessee banking corporation.
Overview
FB Financial Corporation is a bank holding company, headquartered in Nashville, Tennessee. Our wholly owned bank subsidiary, FirstBank, is the third largest Tennessee-headquartered bank, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, North Alabama and North Georgia. Our footprint includes 56 full-service bank branches and nine other banking locations serving the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Tennessee and Jackson and Huntsville, Alabama in addition to 12 community markets. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to its national internet delivery channel. As of December 31, 2018, we had total assets of $5.14 billion, loans held for investment of $3.67 billion, total deposits of $4.17 billion, and total shareholders’ equity of $671.9 million.
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
Our operating model is executed by a talented management team lead by our Chief Executive Officer, Christopher T. Holmes. Mr. Holmes, a 27-year banking veteran originally from Lexington, Tennessee, joined the Bank in 2010 as Chief Banking Officer and was elected Chief Executive Officer and President in 2013. Mr. Holmes has an extensive background in both metropolitan and community banking gained from his time at community banks and larger public financial institutions. Mr. Holmes has assembled a highly effective management team, blending members that have a long history with FirstBank and members that have significant banking experience at other in-market banks.
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when Tennessee businessman James W. Ayers, our Executive Chairman, acquired Farmers State Bank with an associate. In 1988, we purchased the assets of First National Bank of Lexington, Tennessee and changed our name to FirstBank, forming the foundation of our current franchise. In 1990, Mr. Ayers became our sole shareholder and remained our sole shareholder until our initial public offering in September 2016. Under Mr. Ayers’ ownership, we grew from a community bank with only $14 million in assets in 1984 to the third largest bank headquartered in Tennessee, based on total assets.

From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, it did not become a major strategic focus until we implemented our current metropolitan growth strategy in the Nashville metropolitan statistical area (“MSA”) in 2012. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama. The successful implementation of this strategy has resulted in 182.9% deposit growth in the Nashville MSA from June 30, 2012 to June 30, 2018, making it our largest market with 27% of our total deposits. As a result of this evolution and recent acquisitions discussed below, we now operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
Mergers and acquisitions
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
On November 14, 2018, the Bank entered into a Purchase and Assumption Agreement to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, “Atlantic Capital”), further increasing market share in existing markets and expanding the Company's footprint into new locations. As a result of this purchase, the Bank will acquire approximately $611.0 million in assets and liabilities from Atlantic Capital. The anticipated closing date of the sale is April 5, 2019.
See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.
Our markets
Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of North Alabama and North Georgia.

Top Metropolitan Markets						Top Community Markets[1]
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	12	14	1,202	2.0%	30.6%	Lexington	1	3	288	54.8%	7.3%
Knoxville	11	4	432	2.5%	11.0%	Tullahoma	2	2	151	14.8%	3.8%
Chattanooga	7	6	359	3.7%	9.1%	Huntingdon	2	3	122	23.5%	3.1%
Jackson	3	5	343	15.3%	8.7%	Paris	3	2	110	17.7%	2.8%
Memphis	30	3	156	0.5%	4.0%	Parsons	1	1	106	39.1%	2.7%
Huntsville	21	1	31	0.4%	0.8%	Smithville	2	1	104	25.1%	2.4%

Note: Market data as of June 30, 2018. Size of bubble represents size of company deposits in a given market.
Source: Company data and S&P Global Market Intelligence; 1Statistics based on county data.

Market characteristics and mix.
Metropolitan markets.     Our metropolitan markets are generally characterized by attractive demographics and strong economies and offer substantial opportunity for future growth. We compete in these markets with national and regional banks that currently have the largest market share positions and with community banks primarily focused only on a particular geographic area or business niche. We believe we are well positioned to grow our market penetration among our target clients of small to medium sized businesses and the consumer base working and living in these metropolitan markets. In our experience, such clients demand the product sophistication of a larger bank, but prefer the customer service, relationship focus and local connectivity of a community bank. We believe that our size, product suite and operating model offer us a competitive advantage in these markets versus our smaller competitors, many of which are focused only on specific counties or industries. Our operating model driven by local talent with strong community ties and local authority serves as a key competitive advantage over our larger competitors. We believe that, as a result, we are well positioned to leverage our existing franchise to expand our market share in our metropolitan markets.
Community markets.    Our community markets tend to be more stable throughout various economic cycles, with primarily retail and small business customer opportunities and more limited competition. We believe this leads to an attractive profitability profile and more granular loan and deposit portfolios. Our community markets are standalone markets and not suburbs of larger markets. We primarily compete in these markets with community banks that have less than $1 billion in total assets. Our strategy is to compete against these smaller community banks by providing a broader and more sophisticated set of products and capabilities while still maintaining our local service model. We believe these markets are being deemphasized by national and regional banks which provides us with opportunities to hire talented bankers in these communities and maintain or grow market share in these community markets.
Our core client profile across our footprint includes small businesses, corporate clients and owners, and investors of commercial real estate. We target business clients with substantial operating history that have annual revenues of up to $250 million. Our typical business client would keep business deposit accounts with us, and we would look to provide banking services to the owners and employees of the business as well. We also have an active consumer lending business that includes deposit products, mortgages, home equity lines and small consumer finance loans. We continuously strive to build deeper relationships by actively cross-selling incremental products to meet the banking needs of our clients.

The following tables show our deposit market share ranking among all banks and community banks (which we define as banks with less than $30 billion in assets) in Tennessee as of June 30, 2018 (the most recent date where such information is publicly available). Of the 10 largest banks in the state based on total deposits, five are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon National Corp. (TN)	Memphis, TN	164	24.0	15.5
2	Regions Financial Corp. (AL)	Birmingham, AL	220	18.7	12.1
3	BB&T Corp. (NC)	Winston-Salem, NC	154	16.9	10.9
4	Pinnacle Financial Partners (TN)	Nashville, TN	47	12.3	7.9
5	Bank of America Corporation (NC)	Charlotte, NC	57	11.3	7.3
6	FB Financial Corp (TN)	Nashville, TN	64	4.1	2.7
7	Franklin Financial Network, Inc. (TN)	Franklin, TN	15	3.4	2.2
8	U.S. Bancorp (MN)	Minneapolis, MN	101	3.2	2.0
9	Wells Fargo & Co. (CA)	San Francisco, CA	19	2.2	1.4
10	Wilson Bank Holding Co. (TN)	Lebanon, TN	29	2.1	1.4

Top 10 banks under $30bn assets in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	Pinnacle Financial Partners (TN)	Nashville, TN	47	12.3	7.9
2	FB Financial Corp (TN)	Nashville, TN	64	4.1	2.7
3	Franklin Financial Network, Inc. (TN)	Franklin, TN	15	3.4	2.2
4	Wilson Bank Holding Co. (TN)	Lebanon, TN	29	2.1	1.4
5	Simmons First National Corp. (AR)	Pine Bluff, AR	42	2.0	1.3
6	Home Federal Bank of Tennessee (TN)	Knoxville, TN	23	1.7	1.1
7	CapStar Financial Hlgs Inc. (TN)	Nashville, TN	13	1.6	1.0
8	Renasant Corp. (MS)	Tupelo, MS	19	1.4	0.9
9	First Citizens Bancshares Inc. (TN)	Dyersburg, TN	25	1.4	0.9
10	Reliant Bancorp Inc. (TN)	Brentwood, TN	17	1.3	0.9
Source: S&P Global Market Intelligence and Company reports as of June 30, 2018; total assets as of December 31, 2018, adjusted for acquisitions as of February 27, 2019.
Market mix.    The charts below show our branch, loan and deposit mix between our metropolitan and community markets as of December 31, 2018.

Total: 56	Total: $3.67 billion	Total: $4.17 billion
Our business strategy
Our overall business strategy is comprised of the following core strategies.
Enhance market penetration in metropolitan markets.    In recent years, we have successfully grown our franchise in the Nashville MSA by executing our metropolitan growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch density; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and sophisticated range of products provides us with a competitive advantage over the smaller community banks in the Nashville MSA and our other MSAs. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market. With approximately 2.0% market share, based on deposits as of June 30, 2018, we intend to continue to efficiently increase our market penetration.
Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets. We implemented these strategies with an initial focus on the Chattanooga MSA. Our acquisition of Northwest Georgia Bank has accelerated our growth and profitability in Chattanooga and our acquisition of the Clayton Banks has accelerated our growth and profitability in Knoxville. With presences in both the Chattanooga and Knoxville MSAs, we believe that our pending acquisition of branches from Atlantic Capital will continue to build our momentum in each of these markets.
Pursue opportunistic acquisitions.    While most of our growth has been organic, we have completed nine acquisitions under our current ownership, and have recently entered into a purchase and assumption agreement to acquire the Atlantic Capital branches. We pursue acquisition opportunities that meet our internal return targets, maintain or enhance our earnings per share, enhance market penetration, and possess strong core deposits while minimizing tangible book value. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition in metropolitan and community markets throughout Tennessee as well as in attractive contiguous markets in the coming years due to industry trends, such as scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 120 banks with total assets of less than $1 billion, and in the contiguous states of Alabama, Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 450 banks under $1 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.
Improve efficiency by leveraging technology and consolidating operations.    We have invested significantly in our bankers, infrastructure and technology in recent years, including our conversion to a new core processing system in the second quarter of 2016, which we believe has created a scalable platform that will support future growth across all of our markets. Our bankers and branches, especially in the metropolitan markets, continue to scale in size, and we believe there is capacity to grow our business without adding significantly to our branch network. We plan to continue to invest, as needed, in our technology and business infrastructure to support our future growth and increase operating efficiencies. We intend to leverage these investments to consolidate and centralize our operations and support functions while protecting our decentralized client service model.
Seize opportunities to expand noninterest income.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income by providing our people with the flexibility to take advantage of market opportunities. As part of our strategic focus to grow our noninterest income, we have significantly expanded our mortgage business by hiring experienced loan officers, implementing our Consumer Direct internet delivery channel in 2014 along with expanding our third party origination business via our correspondent channel in 2016. This has allowed us to continue offering our mortgage clients the personalized attention that is the cornerstone of our Bank. We have also successfully expanded our fee-based businesses to include more robust treasury management, trust and investment services and capital markets. We intend to continue emphasizing these business lines, which we believe will serve as strong customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.
Products and Services
We operate our business in two business segments: Banking and Mortgage. See Note 19, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking services
While we operate through two segments, Banking and Mortgage, Banking has been, and is, the cornerstone of our operations and underlying philosophy since our beginnings in 1906. As the third largest Tennessee-headquartered bank, we are dedicated to serving the banking needs of businesses, professionals and individuals in our metropolitan and community markets through our community banking approach of personalized, relationship-based service. We strive to become trusted advisers to our clients and achieve long-term relationships. We deliver a wide range of banking products and services tailored to meet the needs of our clients across our footprint.
Lending activities
Through the Bank, we offer a broad range of lending products to our targeted clients, which includes businesses generally with up to $250 million in annual revenues, business owners, real estate investors and consumers. Our commercial lending products include working capital lines of credit, equipment loans, owner-occupied and non-owner-occupied real estate construction loans, “mini-perm” real estate term loans, and cash flow loans to a diversified mix of clients, including small and medium sized businesses. Our consumer lending products include first and second residential mortgage loans, home equity lines of credit and consumer installment loans to purchase cars, boats and other recreational vehicles. At December 31, 2018, we had loans held for investment of $3.67 billion. Throughout the following discussion of our banking services, we present our loan information as loans excluding loans held for sale.
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

Commercial and industrial loans.    Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operational needs and business expansions, including the purchase of capital equipment and loans made to farmers related to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a community bank with long standing ties to the businesses and professionals operating in our market areas, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients. We target high-quality businesses in our markets with a proven track record and up to $250 million in annual revenues. As of December 31, 2018, we had outstanding commercial and industrial loans of $867.1 million, or 24% of our loan portfolio. Growing our commercial and industrial loan portfolio is an important area of emphasis for us, and we intend to continue to grow this portfolio.
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
Commercial real estate loans.    Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The total amount of commercial real estate loans outstanding as of December 31, 2018 was $1,193.8 million, or 32% of our loan portfolio. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, churches, assisted living facilities and agricultural based facilities. As of December 31, 2018, $493.5 million of our commercial real estate loan portfolio, or 13% of our loan portfolio, was owner-occupied commercial real estate loans, and $700.2 million of our commercial real estate loan portfolio, or 19% of our loan portfolio, was non-owner occupied commercial real estate loans. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.

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
Residential real estate loans.    Our residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held for sale. As of December 31, 2018, the total amount of residential real estate loans outstanding was $821.8 million, or 23% of our loan portfolio.
Our 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We seek to make our 1-4 family mortgage loans to well-qualified homeowners and investors with a proven track record that satisfy our credit and underwriting standards. As of December 31, 2018, our 1-4 family mortgage loans comprised $555.8 million, or 16%, of loans.
Our home equity loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We seek to make our home equity loans to well-qualified borrowers that satisfy our credit and underwriting standards. Our home equity loans as of December 31, 2018 comprised $190.5 million, or 5%, of loans.
Our multi-family residential loans are primarily secured by multi-family properties, primarily apartment and condominium buildings. We seek to make multi-family residential loans to experienced real estate investors with a proven track record. These loans are primarily repaid from the rental payments generated by the multifamily properties. Our multifamily loans as of December 31, 2018 comprised $75.5 million, or 2% of loans.
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
Construction loans.    Our construction real estate loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. We target experienced local developers primarily focused on multifamily, hospitality, commercial building, retail and warehouse developments. These loans typically are disbursed as construction progresses and carry variable interest rates for commercial loans and fixed rates for consumer loans. As of December 31, 2018, the outstanding balance of our construction loans was $556.1 million, or 15% of our loan portfolio. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets.
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
Consumer and other loans.    We offer a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes without real estate and personal lines of credit. Other loans also include loans to states and political subdivisions in the U.S. As of December 31, 2018, we had outstanding $228.9 million of consumer and other loans, excluding residential real estate loans, representing 6% of our loan portfolio. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. The repayment of consumer loans is dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation. Other loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio.
Deposits and other banking services
We offer a full range of transaction and interest-bearing depository products and services to meet the demands of each segment within our client base. Our target segments include consumer, small business, and corporate entities. We solicit deposits from these target segments through our local bankers, sophisticated product offering and our brand-awareness initiatives, such as our community focused marketing and high-visibility branch locations. We offer demand, negotiable order of withdrawal, money market, certificates of deposit, municipal and savings accounts. To complement our account offerings, we also have in place technology to support electronic banking activities, including consumer online banking and mobile banking. In addition to these electronic banking activities, we make deposit services accessible to our clients by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. Our commercial clients are served by a well-developed cash management technology platform.
The following charts show our deposit composition as of December 31, 2018 and our cost of deposits since 2014.
The growth of low-cost deposits is an important aspect of our strategic plan, and we believe it is a significant driver of our value. The primary driver of our noninterest-bearing deposit growth has been our ability to acquire new commercial clients. This has resulted from the addition of relationship bankers in our Nashville market, improved technology in the cash management area, and the addition of experienced cash management sales and operational specialists. Our cash management product offering includes a well-developed online banking platform complimented by a host of ancillary services including lockbox remittance processing, remote check deposit capture, remote cash capture, fraud protection services, armored car services, commercial and business card products, and merchant processing solutions.
Our consumer offering is anchored on our rewards based checking product where we currently hold over $249 million in deposit balances in approximately 36,000 accounts. The “FirstRewards” checking product incents our clients to use their FirstBank debit card as a primary method of payment at point of sale, utilize online and mobile banking, electronic bill pay, direct deposit, and receive electronic statements. Additionally, we offer "FirstRate" money market products to qualifying

"FirstRewards" customers. We currently hold approximately $93 million in deposit balances related to "FirstRate" money market accounts. When meeting certain criteria, clients receive a premium interest rate on balances. The Bank benefits from higher interchange revenue, lower expense on a per account basis as compared to traditional products, and better client retention.
The coupling of these strategies delivered through our relationship-based sales model has allowed us to grow noninterest-bearing deposits and noninterest income without expanding our account level fee structure. This differentiating approach has set us apart from national and regional competitors and has built loyalty and satisfaction within our client segments.
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
While we have always offered, and continue to offer, home mortgage loans to retail customers through our bank branches, we began the expansion and diversification of our mortgage business beyond our traditional bank branch channel in 2010 by opening loan production offices in certain Tennessee markets in an effort to take advantage of attractive opportunities to grow our mortgage revenues and attract new customers to the Bank. We continued this expansion in 2011 with the acquisition of the assets and certain employees of Henger Rast Mortgage, with loan production offices in Alabama and Georgia, and the acquisition of our third party origination group in Greer, South Carolina. We also opened additional mortgage offices outside of our community banking footprint in strategically located markets across the Southeast and continued to hire experienced loan officers across our footprint. In 2014, we started our internet delivery channel to target clients across the nation and to compete against online mortgage providers. Additionally, in 2016 we acquired certain assets of Finance of America Mortgage LLC, further expanding our third party origination channel. As a result of these initiatives, we have expanded our mortgage banking business beyond the traditional home mortgage loans offered by our bank branches and now offer our residential mortgage products and services and third party mortgage services through three diverse delivery channels: (1) Retail Mortgage, which provides residential mortgages to consumers in the Southeast primarily through our bank branches and mortgage offices; (2) Third Party Origination consisting of both correspondent and wholesale lending, which provides mortgage processing and resale services to smaller banks and mortgage companies in Tennessee and other states nationally; and (3) ConsumerDirect, which provides residential mortgages on a national basis via internet channels.
The residential mortgage products and services originated in our community banking footprint and related revenues and expenses are included in our Banking segment while the residential mortgage products and services originated outside of our community banking footprint and related revenues and expenses are included in our Mortgage segment. The Mortgage segment also includes our ConsumerDirect internet delivery channels, our Third Party Origination channels and our mortgage servicing activities.
Our mortgage loan office leases are primarily short-term in nature and approximately 52% of our mortgage-related compensation is in the form of variable compensation. Our mortgage business offers attractive cross-selling opportunities for our consumer banking products through the origination process and our mortgage servicing book.
We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors and our internal policies. Mortgage loans are subject to the same uniform lending policies and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 737 during the year ended December 31, 2018.
The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, mortgage companies, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to face continued industry-wide competitive pressures related to changing market conditions that could reduce our pricing margins and mortgage revenues generally, especially in a rising rate environment. As these pressures continue, we may adjust or exit one or more of our delivery channels to stabilize or improve our overall mortgage profitability.
Our mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, declines in rising interest rate environments. During the year ended December 31, 2018, competitive pricing pressures from the rate environment contributed to decreased volume and sales margin, which we expect to continue in 2019 within the industry.
During the year ended December 31, 2018, we had $7.12 billion in interest rate lock commitment volume, with 66% of these commitments being purchase money mortgage loans. Please see below for a breakdown of our interest rate lock commitment volume by distribution channel since 2016:

Interest rate lock commitment volume by product type (year ended December 31, 2018)
Note: Conv = Conventional; VA = Veterans Affairs; USDA = United States Department of Agriculture Rural Housing Mortgage; FHA = Federal Housing Administration
Investment and trust services
The Bank provides our individual clients access to investment services offered by LPL Financial LLC ("LPL Financial"), an independent third-party broker-dealer that maintains offices in 41 of our bank branches. A full range of investment choices is available through LPL Financial for our clients, including equities, mutual funds, bonds, tax-exempt municipals, and annuities, as well as money management consultation. Life insurance products are also offered to our clients through FirstBank

Insurance, Inc., a wholly-owned insurance agency. We also offer our business clients group retirement plan advisory services. We primarily market these services to retirees or pre-retirees with a minimum of $100,000 of investable assets, high income professionals earning more than $200,000 and businesses with group retirements plans that have more than $1 million in assets. We earn noninterest income from the investment and life insurance sales arrangements.
During 2017, the Bank began providing trust administration services as an extension to wealth management through the FirstBank trust department, which was acquired through the Clayton Banks acquisition ("FirstBank Trust").  With $556.6 million assets under management at December 31, 2018, a disciplined investment philosophy and a highly competitive fee schedule, FirstBank Trust primarily serves high-wealth bank relationships and a niche of charitable endowments and foundations.
Risk management
General
Our operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. Our risk culture is supported by investments in the right people and technologies to protect our business. Our board of directors and the Bank’s board of directors are ultimately responsible for overseeing risk management at the holding company and the Bank, respectively. We have a Chief Risk Officer who oversees risk management across our business (including the Bank). Our board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including legal, IT, audit, compliance, capital markets, information security and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.
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

In considering loans, we follow the conservative underwriting principles set forth in our loan policy with a primary focus on the following factors:

•	A relationship with our clients that provides us with a thorough understanding of their financial condition and ability to repay the loan;

•	verification that the primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	adherence to appropriate loan to value guidelines for real estate secured loans;

•	targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and

•	proper documentation of loans, including perfected liens on collateral.
As part of the approval process for any given loan, we seek to minimize risk in a variety of ways, including the following:

•	analysis of the borrower's and/or guarantor's financial condition, cash flow, liquidity, and leverage;

•	assessment of the project's operating history, operating projections, location and condition;

•	review of appraisals, title commitment and environmental reports;

•	consideration of the management's experience and financial strength of the principals of the borrower; and

•	understanding economic trends and industry conditions.
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
Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. The Bank is a Tennessee chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Tennessee. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2018, the Bank’s legal lending limits were approximately $80 million (15%) and $133 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
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
Liquidity and interest rate risk management
Our liquidity planning framework is focused on ensuring the lowest cost of funding available and planning for unpredictable funding circumstances. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding options, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2018.

Funding structure as of December 31, 2018
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
Our interest risk management system is overseen by our board of directors, who has the authority to approve acceptable rate risk levels. Our board of directors has established the Asset Liability Committee to ensure appropriate risk appetite by requiring:

•	quarterly testing of interest rate risk exposure;

•	proactive risk identification and measurement;

•	quarterly risk presentations by senior management; and

•	independent review of the risk management process.
Competition
We conduct our core banking operations primarily in Tennessee and compete in the commercial banking industry solely through our wholly owned banking subsidiary, FirstBank. The banking industry is highly competitive, and we experience competition in our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, online mortgage lenders, online deposit banks, digital banking platforms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Furthermore, the Tennessee market has grown increasingly competitive in recent years with a number of banks entering this market, with a primary focus on the state’s metropolitan markets. We believe this trend will continue as banks look to gain a foothold in these growing markets. This trend will result in greater competition primarily in our metropolitan markets. However, we firmly believe that our market position and client-focused operating model enhances our ability to attract and retain clients.
See “Our markets” in this section above for a further discussion of the markets we compete in and the competitive landscape in these markets.

Our associates
As of December 31, 2018, we had 1,313 full-time associates and 43 part-time associates. We pride ourselves on maintaining good relations with our associates. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.
Information technology systems
We continue to make significant investments in our technology platforms.  In 2018, we increased the adoption of core and ancillary functionality of the Jack Henry technology improving efficiency and capacity across the environment.  Expanded usage of the Customer Relationship Management platform has provided a more flexible approach to customer service and a greater capability for marketing initiatives.  We added increased functionality with the selection and implementation of the Jack Henry jhaKnow Data Warehouse, integrating key data from application in the Banking and Mortgage business segments, and providing greater depth of reporting and business analytics.
During the 3rd quarter of 2018 we replaced the debit card processing platform, which helped us achieve significant cost savings while expanding the scope of the services we provide with debit cards to include tools such as card controls.  Also in 2018 we launched a new Treasury Management platform including a mobile banking app for business which, once fully implemented, will provide long-term support for our key business customers, while providing more seamless integration into the core systems.  Additionally, our Mortgage business segment has made significant investment in the implementation of a more streamlined and competitive online application process.
Throughout the year, we have invested in, and implemented key underlying technology support components, through upgrading our network infrastructure, introducing Software Defined Wide Area Network (SD-WAN) architecture, and moving email and collaborative communications from on-premise to cloud-based systems, providing FirstBank the resiliency and on-demand flexibility we need to support our continued growth. Additionally, we increased our investment in technology to improve the monitoring, access, and visibility of the data and its flow within and outside the organization.
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

•
The Dodd-Frank Act created the Consumer Financial Protection Bureau, or CFPB, a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services. The authority to examine depository institutions with $10.0 billion or less in assets, such as the Bank, for compliance with federal consumer laws remain largely with the Bank's primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary regulators. While the CFPB does not have direct supervisory authority over us or the Bank, it nevertheless has important rulemaking, examination and enforcement authority with regard to consumer financial products and services.

•
The Dodd-Frank Act imposed new duties on mortgage lenders, including a duty to determine the borrower's ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.

•
The Dodd-Frank Act's Volcker Rule substantially restricted proprietary trading and investments in hedge funds or private equity funds and requires banking entities to implement compliance programs, as desribed further under "Other Dodd-Frank Act reforms: Volcker Rule" below.

•
The Dodd-Frank Act contained other provisions, including but not limited to: new limitations on federal preemption; application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital; changes to the assessment base for deposit insurance premiums; permanently raising the FDIC's standard maximum deposit insurance amount to $250,000 limit for federal deposit insurance; repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses; requirement that sponsors of asset-backed securities retain a percentage of the credit risk of the assets underlying the securities; requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating credit worthiness.

The list above is not exhaustive. It reflects our current assessment of the Dodd-Frank Act provisions and implementing rules that are reasonably possible to have a substantial impact on us in the future.
Changes as a result of Current Expected Credit Losses (CECL) accounting standard
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. The Company is currently evaluating the impact of this change. See Note 1 "Basis of Presentation" for additional discussion.
Proposed changes of the Economic Growth, Regulatory Relief and Consumer Protection Act
The Regulatory Relief Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While it maintains the majority of the regulatory structure established by the Dodd-Frank Act, the Regulatory Relief Act amends certain aspects for small depository institutions with less than $10 billion in assets. Sections in the Regulatory Relief Act address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank or financial holding companies; capital access; and protections for student borrowers. The Company will focus on the implementing rules and guidance for the various provisions in each section of the Regulatory Relief Act that impact their operations and activities.
Among other items, the Regulatory Relief Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements.
On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9%. The comment period for the proposed rule has since closed, but the regulation is not yet finalized. The final community bank ratio is not known at this time.
The Regulatory Relief Act also expands the universe of holding companies that are permitted to rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement.” The asset size of a qualifying holding company was increased from $1 billion to $3 billion on August 30, 2018, thus excluding holding companies in this category from consolidated capital requirements.
However, subsidiary depository institutions continue to be subject to minimum capital requirements. Further, the Regulatory Relief Act decreased the burden for community banks in regards to call reports, the Volcker Rule (which generally restricts banks from engaging in certain investment activities and limits involvement with hedge funds and private equity firms), mortgage disclosures, and risk weights for some high-risk commercial real estate loans. On December 28, 2018, the federal banking agencies issued a final rule increasing the asset threshold to qualify for an 18-month examination cycle from $1 billion to $3 billion for qualifying institutions that are well capitalized, well managed and meet certain other requirements.
Any number of the provisions of the Regulatory Relief Act may have the effect of increasing our expenses, decreasing our revenues, or changing the activities in which we chooses to engage. The environment in which banking organizations operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen.
It is difficult at this time to determine the direct impact of the Regulatory Relief Act on the Company. Implementing rules and regulations are required and many have not yet been written or finalized.
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
Permitted activities
Under the BHCA, as amended, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case, subject to certain conditions and restrictions and prior approval of the Federal Reserve):

•	banking or managing or controlling banks:

•	furnishing services to or performing services for our subsidiaries:

•	any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking, including:

▪	factoring accounts receivable;

▪	making, acquiring, brokering or servicing loans and related activities;

▪	leasing personal or real property;

▪	operating a nonbank depository instititution, such as a savings association;

▪	performing trust company functions;

▪	conducting financial and investment advisory activities;

▪	underwriting and dealing in government obligations and money market instruments;

▪	providing specified management consulting and counseling activities;

▪	performing selected data processing services and support services;

▪	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

▪	performing selected insurance underwriting activities;

▪	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

▪	issuing and selling money orders and similar consumer-type payment instruments.
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
The U.S. Basel III Capital Rules apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The requirements in the U.S. Basel III Capital Rules started to phase in on January 1, 2015, for many covered banking organizations, including the Company and the Bank. The requirements in the U.S. Basel III Capital Rules have been phased-in, as of January 1, 2019.

The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose the following minimum capital requirements applicable to us and the Bank:

•	a common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements);

•	a leverage ratio of 4%; and

•	a new supplementary leverage ratio of 3%, resulting in a leverage ratio requirement of 7% for such institutions.
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
In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (Common Equity Tier 1, Tier 1 Capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.
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
As of December 31, 2018, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.
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
Bank dividends
The FDIC prohibits any distribution that would result in the bank being “undercapitalized” (<4% leverage ratio, <4.5% CET1 Risk-Based ratio, <6% Tier 1 Risk-Based ratio, or <8% Total Risk-Based ratio). Tennessee law places restrictions on the declaration of dividends by state chartered banks to their shareholders, including, but not limited to, that the board of directors of a Tennessee-chartered bank may only make a dividend from the surplus profits arising from the business of the bank, and may not declare dividends in any calendar year that exceeds the total of its retained net income of that year combined with its retained net income of the preceding two (2) years without the prior approval of the TDFI commissioner. Furthermore, the FDIC and the TDFI also have authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.
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
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was .560 (annual) basis points for all four quarters in 2016, .520 (annual) basis points for all four quarters in 2017, and 0.305 (annual) basis points for all four quarters in 2018.  These assessments will continue until the FICO bonds mature in 2017 through 2019.
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
Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the bank's compliance with all of the requirements of the USE PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each client upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.
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
As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Cincinnati under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2018, the Bank was in compliance with this requirement.
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
Available Information
Our website address is www.firstbankonline.com. We file or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and annual reports to shareholders, and from time to time, amendments to these documents and other documents called for by the SEC. The reports and other documents filed with or furnished to the SEC are available to investors on or through our website at https://investors.firstbankonline.com under the heading “Stock & Filings” and then under “SEC Filings.” These reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with the SEC.
In addition to our website, the SEC maintains an internet site that contains our reports, proxy and information statements and other information we file electronically with the SEC at https://www.sec.gov.
ITEM 1A - Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including, but not limited to, the material risks described below.  Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results.  The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.
In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary note regarding forward-looking statements” beginning on page 2 of this Annual Report.
Risks related to our business
Difficult or volatile conditions in the national financial markets, the U.S. economy generally, or the state of Tennessee in particular may adversely affect our lending activity or other businesses, as well as our financial condition.
Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally or specifically in the state of Tennessee, the principal market in which we conduct business. A deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; lower demand for our products and services; reduced low cost or noninterest-bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing our customers' ability to repay outstanding loans, and reducing the value of assets and collateral associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include:

•	Increased regulation of our industry, and resulting increased costs associated with regulatory compliance and potential limits on our ability to pursue business opportunities;

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future performance;

•
The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which process may no longer be capable of accurate estimation and may, in turn, impact its reliability;

•	Downward pressure on our stock price.
Additionally, we conduct our banking operations primarily in Tennessee. As of December 31, 2018, approximately 77% of our loans and approximately 87% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.
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
We conduct our banking operations primarily in Tennessee, with our largest market being the Nashville MSA, which is a highly competitive banking market. Many of our competitors offer the same, or a wider variety of, banking services within our market areas, and we compete with them for the same customers. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including thrift institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other internet-based companies offering financial services which enjoy fewer regulatory constraints and some may have lower cost structures. In addition, a number of out-of-state financial institutions have opened offices and solicit deposits in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition or results of operations may be adversely affected.
Further, a number of larger banks have recently entered the Nashville MSA, and we believe this trend will continue as banks look to gain a foothold in this growing market. This trend will likely result in greater competition in, and may impair our ability to grow our share of our largest market.
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
The Company may be required to increase its allowance for credit losses as a result of a recently issued accounting standard.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses. This accounting standard replaces the current incurred loss accounting model with a current expected credit loss approach (“CECL”) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments made by ASU 2016-13 require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities. While the CECL model does not apply to available for sale debt securities, ASU 2016-13 does require entities to record an allowance when recognizing credit losses for available-for-sale securities, rather than reduce the amortized cost of the securities by direct write-offs.
The amendments in ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities, the guidance will be applied prospectively. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2020, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and CECL. Moreover, the new accounting standard is likely, as a result of its requirement to estimate and recognize expected credit losses on new assets, to introduce greater volatility in our provision for credit loans and allowance for loan losses. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2018, approximately 71% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.  If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.
We are exposed to higher credit risk from commercial real estate, commercial and industrial, and construction based lending.
Commercial real estate, commercial and industrial, and construction based lending usually involves higher credit risks than 1-4 family residential real estate lending. As of December 31, 2018, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 32%; commercial and industrial - 24%; and construction - 15%. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.
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
As of December 31, 2018, we had 38 borrowing relationships in excess of $10 million but less than $15 million and 27 relationships greater than $15 million which accounted for approximately 12% and 15% of our loan portfolio, respectively. While we are not overly dependent on any one of these relationships and while these credit relationships have not had a significant impact on the allowance for loan losses in the past, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.
As a commercial bank, we provide services to a number of clients whose deposit levels may vary considerably and have seasonality based on their nature. At December 31, 2018, five commercial and individual clients, maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $25.0 million, which amounted to $412.0 million in total deposits at December 31, 2018. These clients are not concentrated in any particular industry or business but include certain related parties of the Company. In addition, mortgage escrow deposits that our third-party servicing provider, Cenlar, transfer to the Bank totaled $53.5 million at December 31, 2018. Further, our deposits from municipal and governmental entities (i.e., “public deposits”) totaled $448.2 million at December 31, 2018. Of these public deposits, two public entities maintained balances in excess of $25.0 million at December 31, 2018 totaling $155.1 million. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to unexpected fluctuations related to these customers’ businesses, would adversely affect our liquidity and may require us to raise deposit rates to quickly attract new customer deposits, purchase brokered deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, lower cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.
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
A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition or results of operations.
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
Interest rates are highly sensitive to many factors including, without limitation:

•	The rate of inflation;

•	Economic conditions;

•	Federal monetary policies; and

•	Stability of domestic and foreign markets
Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability. Additionally, changes in interest rates can adversely impact the origination of mortgage loans held for sale and resulting mortgage banking revenues.
A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.
LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to grow our noninterest income, our growth prospects will be impaired.
Taking advantage of opportunities to develop new, and expand existing, streams of noninterest income, including our mortgage business, cash management services, investment services and interchange fees, is a part of our long-term growth strategy. If we are unsuccessful in our attempts to grow our noninterest income, especially in light of the expected continued competitive pressure on mortgage revenues from the interest rate environment, our long-term growth will be impaired. Further, focusing on these noninterest income streams may divert management’s attention and resources away from our core banking business, which could impair our core business, financial condition and operating results. We also derive a meaningful amount of our noninterest income from non-sufficient funds and overdraft fees, and such fees are subject to increased regulatory scrutiny, which could result in an erosion of such fees, and as a result, materially impair our future noninterest income.
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
Our future success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things:

•	maintain and enhance our reputation;

•	attract and retain experienced and talented bankers in each of our markets;

•	maintain adequate funding sources, including by continuing to attract stable, ow-cost deposits;

•	enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets;

•	improve our operating efficiency;

•	implement new technologies to enhance the client experience and keep pace with our competitors;

•	identify attractive acquisition targets, close on such acquisitions on favorable terms and successfully integrate acquired businesses;

•	attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•	attract sufficient loans that meet prudent credit standards;

•	originate conforming residential mortgage loans for resale into secondary markets to provide mortgage banking income;

•	maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking laws and regulations;

•	manage our credit, interest rate and liquidity risk;

•	develop new, and grow our existing streams of noninterest income;

•	oversee the performance of third-party vendors that provide material services to our business; and

•	control expenses in line with their current projections.
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
We may not be able to complete future financial institution acquisitions.
From time to time, we evaluate and engage in the acquisition of other banking organizations. We must satisfy a number of meaningful conditions before we can complete an acquisition of another bank or bank holding company, including federal and state bank regulatory approvals. The process for obtaining required regulatory approvals can be time-consuming and unpredictable and is subject to numerous regulatory and policy factors, a number of which are beyond our control. We may fail to pursue or to complete strategic and competitively significant acquisition opportunities as a result of the perceived difficulty or impossibility of obtaining required regulatory approvals in a timely manner or at all.
Our strategy of pursuing acquisitions exposes us to financial, execution, compliance and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth within acceptable risk tolerances;

•	maintaining asset quality;

•	retaining customers and key personnel, including bankers;

•	obtaining necessary regulatory approvals, which we may have difficulty obtaining or be unable to obtain;

•	conducting adequate due diligence and managing known and unknown risks and uncertainties;

•	integrating acquired businesses; and

•	maintaining adequate regulatory capital
The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. We face significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and market price of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized.
Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and adversely affect our business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.
If we continue to grow, we will face risks arising from our increased size. If we do not manage such growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, information technology systems, determining adequate allowances for loan losses and complying with regulatory accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.
Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.
Our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions. We anticipate that the integration of businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.
In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operating of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

•	exposure to potential asset quality issues of the target company;

•	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, an other projected benefits of the acquisition;

•	incurring time and expense required to integrate the operations and personnel of the combined businesses;

•	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers;

•	significant problems related to the conversion of the financial and customer data of the entity;

•	integration of acquired customers into our financial and customer product systems;

•	potential changes in banking or tax laws or regulations that may affect the target company; or

•	risks of impairment to goodwill.
If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition, and results of operations.
The value of our Mortgage servicing rights asset is subjective by nature and may be vulnerable to inaccuracies or other events outside our control.
The value of our mortgage servicing rights asset can fluctuate.  Particularly, the asset could decrease in value if prepay speeds, delinquency rates, or the cost to service increases or overall values decrease causing a lack of liquidity of MSRs in the market.  Similarly, the value may decrease if interest rates decrease or change in a non-parallel manner or are otherwise volatile.  All of which are mostly out of FirstBank’s control.  We must use estimates, assumptions and judgments when valuing this asset. An inaccurate valuation, or changes to the valuation due to factors outside of our control, could negatively impact our ability to realize the full value of this asset.  As a result, our balance sheet may not precisely represent the fair market value of this and other financial assets.
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
Our ability to realize the anticipated benefits of any acquisition of other financial institutions, bank branches and/or mortgage operations in target markets will depend, to a large extent, on our ability to successfully integrate the acquired businesses. Such an acquisition strategy will involve significant risks, including the following:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	finding suitable financing sources to fund acquisitions;

•	attracting and retaining qualified management;

•	maintaining adequate regulatory approvals; and

•	closing on suitable acquisitions on terms that are favorable to us.
The integration and combination of the acquired businesses is a complex, costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to integrating business practices and operations. The integration process may disrupt our business and the business of the acquired bank and, if implemented ineffectively, would restrict the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating acquired businesses and to fully realize the anticipated benefits of acquisitions could adversely impact our business, financial condition or results of operations. Further, we cannot assure you that we will be successful in completing any future acquisitions or integrations, or that we will not incur disruptions or unexpected expenses in negotiating or consummating such acquisitions or integrations. Additionally, in attempting to make such acquisitions, we anticipate competing with other financial institutions, some of which have greater financial and operational resources.
 Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.
We are limited by law in the amount we can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. Tennessee’s legal lending limit is intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon our capitalization at December 31, 2018, our legal lending limits were approximately $80 million (15% of capital and surplus) and $133 million (25% of capital and surplus). Therefore, based upon our current capital levels, the amount we may lend may be significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Changes in interest rates may negatively affect both the returns on and fair value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.
Decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.
Our mortgage operation originates, sells and services residential mortgage loans and provides third-party origination services to other community banks and mortgage companies. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $100.7 million in 2018. This revenue could significantly decline in future periods if interest rates were to continue rising and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans and securities.
Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Further, nearly a third of our mortgage volume is through our consumer direct internet delivery channel, which targets national customers. As a result, loan originations through this channel are particularly susceptible to the interest rate environment and the national housing market. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. If we are unable to do so, our continued profitability may be materially and adversely affected.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $6.0 billion of mortgage loans owned by third parties as of December 31, 2018. As a servicer for those loans, we have certain contractual obligations to third parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.
We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances.
In 2018, we sold nearly all of the $6.15 billion of mortgage loans held for sale that we originated and purchased. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.
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

We also receive core systems processing, essential web hosting and other Internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition or results of operations could be adversely affected, perhaps materially. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition or results of operations.
Failure to timely and accurately implement changes to mortgage laws and regulations into our compliance processes could adversely affect our ability to mitigate certain risks and losses.
FirstBank must routinely implement changes to mortgage industry law and regulation into our mortgage business practices. Since the CFPB was created in 2011, even more drastic and frequent changes have occurred.  In 2015, the CFPB enacted rules known as the TILA-RESPA Integrated Disclosure.  This new set of rules consolidated and combined certain mortgage origination rules previously established separately under the Truth-in-Lending Act (TILA) and Real Estate Settlement Procedures Act (RESPA).  Additionally, Congress amended the Home Mortgage Disclosure Act (HMDA) in 2010 and the CFPB finalized a rule implementing changes to HMDA in 2015.  The rule’s provisions require that certain mortgage origination data be collected and reported on an accurate and timely basis.  These new CFPB rules, among others, require personnel training, technological enhancements, and revisions to policies and procedures. In addition to these past and future CFPB regulations, FirstBank is subject to additional regulations and rules promulgated by other federal and local governing authorities and agencies including, HUD, FDIC, GNMA, Fannie Mae, and Freddie Mac, among others.  We must also comply with many ever-changing federal and local consumer protection laws including in part, the Dodd-Frank Act, the Fair Credit Reporting Act, the Homeowner’s Protection Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act, the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, and the Equal Credit Opportunity Act.  FirstBank’s response to and implementation of these laws and regulation that are already enacted and those to be enacted in the future, could materially increase our compliance expenses causing weakness to our overall financial condition.
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
Catastrophic events and disasters could negatively affect our local economies or disrupt our operations or result in other consequences which could have an adverse impact on our financial results or condition.
A significant portion of our business is located in the Southeast and includes areas which are susceptible to weather-related events such as tornadoes, floods, droughts, and fires. Such events can disrupt our operations, cause damage to our properties, and negatively affect the local economies in which we operate. The severity and impact of future natural disasters such as earthquakes, fires, hurricanes, tornadoes, droughts, floods, and other weather-related events are difficult to predict. While we maintain insurance covering many of these weather-related events, there is no insurance against the disruption that such a catastrophic event could cause in the markets that we serve, the resulting adverse impact on our borrowers’ ability to timely repay their loans, and/or the value of any collateral held by us.
In addition, geopolitical matters, including international trade disputes, political unrest, and slow growth in the global economy, as well as acts of terrorism, war, and other violence could result in disruptions in the financial markets or the markets that we serve. These negative events could have a material adverse effect on our results of operations or financial condition and may affect our ability to access capital.
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
We could be required to write down goodwill and other intangible assets.
At December 31, 2018, our goodwill and other identifiable intangible assets were $148.8 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.

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

•
Establishment of the Consumer Financial Protection Bureau (the "CFPB") with broad authority to implement new consumer protection regulations and, for banks with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank;

•	Regulation of debit-card interchange fees; and

•	Regulation of lending and the requirements for "qualified mortgages", "qualified residential mortgages" and the assessment of "ability to repay" requirements.
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
Risks related to our common stock
We have a shareholder who owns a significant portion of our stock and that shareholders' interests in our business may be different than our other shareholders.
Mr. Ayers, our Executive Chairman, currently owns approximately 44% of our common stock. Further, Mr. Ayers has the right under the shareholder's agreement, by and between the Company and Mr. Ayers and entered into in connection with the Company's initial public offering, to designate up to 40% of our directors and at least one member of the nominating and compensation committees of our board of directors for so long as permitted under applicable law. So long as Mr. Ayers continues to own a significant portion of our common stock, he will have the ability to significantly influence the vote in any election of directors and will have the ability to significantly influence a vote regarding a transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Mr. Ayers may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive disadvantages in owning stock of a company with a significant shareholder.
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
ITEM 1B - Unresolved Staff Comments
None.
ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 211 Commerce Street, Suite 300, Nashville, Tennessee 37201. We currently operate 56 full-service bank branches and 9 other banking locations throughout our geographic market areas as well as 19 mortgage offices throughout the southeastern United States. We have banking locations in the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Jackson, Tennessee and Huntsville, Alabama in addition to 12 community markets. See “ITEM 1. Business – Our Markets” for more detail. We own 44 of these banking locations and lease our other banking locations, nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished.
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
The Company had approximately 739 stockholders of record as of March 5, 2019. A substantially greater number of holders of FBK common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a GICS Level 2 industry group consisting of 19 regional and national publicly traded banks. The graph assumes an initial $100 investment on December 29, 2017 through December 31, 2018. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
9/16/2016	100.00	100.00	100.00
3/31/2017	186.11	111.25	132.47
6/30/2017	190.47	114.68	137.85
9/29/2017	198.53	119.82	144.35
12/29/2017	221.00	127.79	158.91
3/29/2018	213.63	126.82	156.32
6/29/2018	214.63	131.17	152.73
9/28/2018	206.81	141.28	158.51
12/31/2018	185.25	122.18	132.79
Source: S&P Global Market Intelligence
Dividends
Prior to our initial public offering, we were an S corporation for U.S. federal income tax purposes. As an S Corporation, we historically made distributions to our sole shareholder to provide him with funds to pay U.S. federal income tax on our taxable income that was “passed through” to him. We also historically paid additional dividends to our shareholder as a return on his investment from time to time. Following our initial public offering and after our conversion to a C corporation, our dividend policy and practice changed, and we elected to retain earnings to fund the development and growth of our business. As such, no dividends were paid to holders of our common stock through the first quarter of 2018. During the second quarter of 2018, our board of directors declared a dividend on our common stock for the first time as a public company and each subsequent quarter in 2018. Our dividend declarations have also been applicable to outstanding restricted stock units and related cash distributions are made when the underlying units vest. Additionally, subsequent to December 31, 2018, our board of directors declared a dividend of $0.08 per share to shareholders of record as of February 1, 2019 payable February 15, 2019.
Any future determination or policy changes relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.
The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. Per share amounts are presented to the nearest cent.

(dollars in thousands, except per share data)
Quarterly period	Amount per share	Total cash dividend
First Quarter 2016	$0.29	$5,000
Second Quarter 2016	0.25	4,300
Third Quarter 2016	3.49	60,000
Fourth Quarter 2016	—	—
First Quarter 2018	—	—
Second Quarter 2018	0.06	1,909
Third Quarter 2018	0.06	1,909
Fourth Quarter 2018	0.08	2,545

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

Stock Repurchase Program

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31	—	—	—	$50,000,000
November 1 - November 30	—	—	—	50,000,000
December 1 - December 31	—	—	—	50,000,000
Total	—	—	—	50,000,000
On October 22, 2018, the Company announced that its board of directors authorized a stock repurchase program pursuant to which the Company may purchase up to $50.0 million in shares of the Company's issued and outstanding common stock (the "Program"). The Program will terminate either on the date on which the maximum dollar amount is repurchased under the Program or October 22, 2019, whichever date occurs earlier. The Program will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Exchange Act. As of December 31, 2018, the Company has yet to repurchase any shares under the program.
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
The offering commenced on September 15, 2016 and closed on September 21, 2016. All of the shares registered pursuant to the registration statement were sold at an aggregate offering price of $128.5 million. We received net proceeds of approximately $115.5 million after deducting underwriting discounts and commissions of $9.0 million and other offering expenses of $4.0 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, $55.0 million of the net proceeds from the offering were used to fund a cash distribution to James W. Ayers, our former majority shareholder and executive chairman, which was intended to be non-taxable to Mr. Ayers, and $10.1 million of the net proceeds from the offering were used to fund the repayment of all amounts outstanding under our subordinated notes held by Mr. Ayers. During the third quarter of 2017, a portion was used to fund the merger with the Clayton Banks and to fund cash dividends paid to shareholders during the year ended December 31, 2018. Remaining proceeds may be used to fund additional future dividends or acquisitions or for general business purposes.
Private Placement
As previously reported in our Current Report on Form 8-K that was filed with the SEC on May 26, 2017, we sold 4,806,710 shares of our common stock (the “Private Placement Shares”) to accredited investors in a private placement that closed on June 1, 2017.  We received net proceeds of approximately $152.7 million from the sale of the Private Placement Shares after deducting placement agent fees of approximately $5.5 million and other offering expenses of approximately $0.4 million.  The net proceeds were used to fund a portion of the payment of approximately $184.2 million cash consideration to Clayton HC, Inc. in connection with our acquisition of Clayton Bank and Trust and American City Bank, which closed on July 31, 2017.  The Private Placement Shares were originally issued in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

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

	As of or for the year ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of Income Data
Total interest income	$239,571	$169,613	$120,494	$102,782	$92,889
Total interest expense	35,503	16,342	9,544	8,910	9,513
Net interest income	204,068	153,271	110,950	93,872	83,376
Provision for loan losses	5,398	(950)	(1,479)	(3,064)	(2,716)
Total noninterest income	130,642	141,581	144,685	92,380	50,802
Total noninterest expense	223,458	222,317	194,790	138,492	102,163
Net income before income taxes	105,854	73,485	62,324	50,824	34,731
Income tax expense	25,618	21,087	21,733	2,968	2,269
Net income	80,236	52,398	40,591	47,856	32,462
Net interest income (tax—equivalent basis)	205,668	156,094	113,311	95,887	85,487
Per Common Share
Basic net income	2.60	1.90	2.12	2.79	1.89
Diluted net income	2.55	1.86	2.10	2.79	1.89
Book value(1)	21.87	19.54	13.71	13.78	12.53
Tangible book value(5)	17.02	14.56	11.58	10.66	9.59
Cash dividends declared	0.20	—	4.03	1.37	0.97
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	25,618	21,087	22,902	17,829	12,375
Pro forma net income	80,236	52,398	39,422	32,995	22,356
Pro forma net income per common share—basic	2.60	1.90	2.06	1.92	1.30
Pro forma net income per common share—diluted	2.55	1.86	2.04	1.92	1.30
Selected Balance Sheet Data
Cash and cash equivalents	125,356	119,751	136,327	97,723	49,954
Loans held for investment	3,667,511	3,166,911	1,848,784	1,701,863	1,415,896
Allowance for loan losses	(28,932)	(24,041)	(21,747)	(24,460)	(29,030)
Loans held for sale	278,815	526,185	507,442	273,196	194,745
Investment securities, at fair value	658,805	543,992	582,183	649,387	652,601
Other real estate owned, net	12,643	16,442	7,403	11,641	7,259
Total assets	5,136,764	4,727,713	3,276,881	2,899,420	2,428,189
Customer deposits	4,068,610	3,578,694	2,670,031	2,432,843	1,918,635
Brokered and internet time deposits	103,107	85,701	1,531	5,631	4,934
Total deposits	4,171,717	3,664,395	2,671,562	2,438,474	1,923,569
Borrowings	227,776	347,595	216,453	179,749	257,344
Total shareholders' equity	671,857	596,729	330,498	236,674	215,228
Selected Ratios
Return on average:
Assets(2)	1.66%	1.37%	1.35%	1.86%	1.40%
Shareholders' equity(2)	12.7%	11.2%	14.7%	20.9%	15.9%
Average tangible common equity(5)	16.7%	14.0%	17.6%	18.7%	14.7%
Average shareholders' equity to average assets	13.0%	12.2%	9.2%	8.9%	8.8%
Net interest margin (tax-equivalent basis)	4.66%	4.46%	4.10%	3.97%	3.93%
Efficiency ratio	66.8%	75.4%	76.2%	74.4%	76.1%
Adjusted efficiency ratio (tax-equivalent basis)(5)	64.1%	67.3%	70.6%	73.1%	73.9%
Loans held for investment to deposit ratio	87.9%	86.4%	69.2%	69.8%	73.6%
Yield on interest-earning assets	5.47%	4.93%	4.45%	4.34%	4.37%
Cost of interest-bearing liabilities	1.11%	0.66%	0.48%	0.49%	0.56%
Cost of total deposits	0.76%	0.42%	0.29%	0.30%	0.36%

	As of or for the year ended December 31,
	2018	2017	2016	2015	2014
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	1.66%	1.37%	1.31%	1.28%	0.97%
Pro forma return on average equity(2)(4)	12.7%	11.2%	14.3%	14.5%	11.0%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.79%	0.76%	1.18%	1.50%	2.05%
Allowance for loan losses to nonperforming loans	173.0%	238.1%	216.2%	211.1%	168.8%
Nonperforming loans to loans, net of unearned income	0.46%	0.32%	0.54%	0.68%	1.21%
Capital Ratios (Company)
Shareholders' equity to assets	13.1%	12.6%	10.1%	8.2%	8.9%
Tier 1 capital (to average assets)	11.4%	10.5%	10.1%	7.6%	8.1%
Tier 1 capital (to risk-weighted assets(3)	12.4%	11.4%	12.2%	9.6%	11.3%
Total capital (to risk-weighted assets)(3)	13.0%	12.0%	13.0%	11.2%	13.2%
Tangible common equity to tangible assets(5)	10.5%	9.7%	8.7%	6.4%	6.9%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.7%	10.7%	11.0%	8.2%	N/A
Capital Ratios (Bank)
Shareholders' equity to assets	13.2%	12.6%	9.9%	9.2%	10.1%
Tier 1 capital (to average assets)	10.9%	9.8%	9.0%	7.7%	8.1%
Tier 1 capital (to risk-weighted assets)(3)	11.9%	10.7%	10.9%	9.6%	11.3%
Total capital to (risk-weighted assets)(3)	12.5%	11.3%	11.7%	11.0%	13.0%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.9%	10.7%	10.9%	9.6%	N/A

(1)
Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 30,724,532, 30,535,517 and 24,107,660 as of December 31, 2018, 2017, and 2016 respectively, and 17,180,000 as of December 31, 2015 and 2014.

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

(3)
We calculate our risk-weighted assets using the standardized method of the Basel III Framework as of December 31, 2018, 2017, 2016 and 2015 and the Basel II Framework for all previous periods, as implemented by the Federal Reserve and the FDIC.

(4)
We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of 36.75%, 35.08% and 35.63% for the years ended December 31, 2016, 2015 and 2014, respectively, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

(5)
These measures are not measures recognized under generally accepted accounting principles (United States) (“GAAP”), and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.

GAAP reconciliation and management explanation of non-GAAP financial measures
We identify certain financial measures discussed in this Report as being "non-GAAP financial measures." The non-GAAP financial measures presented in this Report are adjusted efficiency ratio (tax equivalent basis), tangible book value per common share, tangible common equity to tangible assets and return on average tangible equity.
In accordance with the SEC's rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows.
The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our selected historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our selected historical consolidated financial data when comparing such non-GAAP financial measures. The following reconciliation tables provide a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures.
 Adjusted efficiency ratio (tax equivalent basis)
The adjusted efficiency ratio (tax equivalent basis) is a non-GAAP measure that excludes certain gains (losses), merger and offering-related expenses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges.  The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.
The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$223,458	$222,317	$194,790	$138,492	$102,163
Less vesting of one time equity grants	—	—	2,960	—	3,000
Less variable compensation charge related to cash settled equity awards previously issued	—	635	1,254	—	—
Less merger and offering-related expenses	2,265	19,034	3,268	3,543	—
Less impairment of MSRs	—	—	4,678	194	—
Less loss on sale of MSRs	—	249	4,447	—	—
Adjusted noninterest expense	$221,193	$202,399	$178,183	$134,755	$99,163
Net interest income (tax-equivalent basis)	$205,668	$156,094	$113,311	$95,887	$85,487
Total noninterest income	130,642	141,581	144,685	92,380	50,802
Less bargain purchase gain	—	—	—	2,794
Less change in fair value on MSRs	(8,673)	(3,424)	—	—	—
Less (loss) gain on sales of other real estate	(99)	774	1,282	(317)	132
Less gain (loss) on other assets	328	(664)	(103)	(393)	19
Less (loss) gain on securities	(116)	285	4,407	1,844	2,000
Adjusted noninterest income	$139,202	$144,610	$139,099	$88,452	$48,651
Adjusted operating revenue	$344,870	$300,704	$252,410	$184,339	$134,138
Efficiency ratio (GAAP)	66.8%	75.4%	76.2%	74.4%	76.1%
Adjusted efficiency ratio (tax-equivalent basis)	64.1%	67.3%	70.6%	73.1%	73.9%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Tangible Assets
Total assets	$5,136,764	$4,727,713	$3,276,881	$2,899,420	$2,428,189
Adjustments:
Goodwill	(137,190)	(137,190)	(46,867)	(46,904)	(46,904)
Core deposit and other intangibles	(11,628)	(14,902)	(4,563)	(6,695)	(3,495)
Tangible assets	$4,987,946	$4,575,621	$3,225,451	$2,845,821	$2,377,790
Tangible Common Equity
Total shareholders' equity	$671,857	$596,729	$330,498	$236,674	$215,228
Adjustments:
Goodwill	(137,190)	(137,190)	(46,867)	(46,904)	(46,904)
Core deposit and other intangibles	(11,628)	(14,902)	(4,563)	(6,695)	(3,495)
Tangible common equity	$523,039	$444,637	$279,068	$183,075	$164,829
Common shares outstanding	30,724,532	30,535,517	24,107,660	17,180,000	17,180,000
Book value per common share	$21.87	$19.54	$13.71	$13.78	$12.53
Tangible book value per common share	$17.02	$14.56	$11.58	$10.66	$9.59
Total shareholders' equity to total assets	13.1%	12.6%	10.1%	8.2%	8.9%
Tangible common equity to tangible assets	10.5%	9.7%	8.7%	6.4%	6.9%

Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders' equity and excludes the impact of goodwill and other intangibles. This measurement is also used by the Company's management to evaluate capital adequacy. The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders' equity and return on average tangible common equity to return on average shareholders equity:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Return on average tangible common equity
Total average shareholders' equity	$629,922	$466,219	$276,587	$228,844	$203,615
Less average goodwill	(137,190)	(84,997)	(46,867)	(46,904)	(46,904)
Less intangibles, net	(12,815)	(8,047)	(5,353)	(5,095)	(4,302)
Average tangible common equity	$479,917	$373,175	$224,367	$176,845	$152,409
Net income	$80,236	$52,398	$40,591	$47,856	$32,462
Return on average shareholders' equity	12.7%	11.2%	14.7%	20.9%	15.9%
Return on average tangible common equity	16.7%	14.0%	17.6%	18.7%	14.7%

ITEM 7 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at December 31, 2018 and 2017 and our results of operations for each of the three years in the three year period ended December 31, 2018, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
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
Certain loans acquired in acquisitions or mergers are accounted for under ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” which prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment to the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as impairment charges to the provision for loan losses.
Fair Value Measurements
A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. See Note 17 "Fair Value" in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.
Impaired loans and other real estate owned
Impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. When a loan is considered individually impaired, the loan is carried on a net basis at the present value of estimated future cash flow using the loan's existing rate or at the fair value of the collateral if repayment is expected from the collateral through either a specific valuation allowance or a charge-off. Additionally, other real estate owned (“OREO”) includes real estate acquired through, or in lieu of, loan foreclosure and excess land and facilities held for sale. OREO is initially recorded at fair value less the estimated cost to sell at the date of foreclosure which may establish a new cost basis. After foreclosure, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in loss on sales or write-downs of other real estate owned.
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
In periods prior to 2018, equity securities were classified as available-for-sale. As such, equity securities were carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of applicable taxes.
As of January 1, 2018, the Company adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Liabilities" requiring that equity securities with readily determinable fair values be carried at fair value on the balance sheet with any periodic changes in value adjusted through the income statement. The change in accounting policy resulted in a one-time adjustment to retained earnings for the after-tax decrease in fair value below book value at January 1, 2018 and a reclassification of certain investments that did not meet the definition of equity securities with readily determinable fair values to other assets. These other investments are carried at cost less any identified impairment.
Interest income includes the amortization and accretion of purchase premium and discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments based upon the prior three month average monthly prepayments when available.
We evaluate available-for-sale securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
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
In periods prior to 2017, mortgage servicing rights were amortized in proportion to and over the period of estimated net servicing income. These servicing rights were carried at amortized cost less any impairment. Impairment losses on mortgage servicing rights were recognized to the extent by which the unamortized cost exceeded fair value.
As of January 1, 2017, the Company elected to account for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, "Transfers and Servicing." The change in accounting policy resulted in a one-time adjustment to retained earnings for the after-tax increase in fair value above book value at the time of adoption. Subsequent changes in fair value are recorded in earnings in Mortgage banking income.
Retained mortgage servicing rights are measured at fair value as of the date of the related loan sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.
Derivative financial instruments
We enter into cash flow hedges to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. Changes in the fair value of the cash flow hedges, to the extent that the hedging relationship is effective, are recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method.
We utilize derivative instruments that are not designated as hedging instruments. The Company enters into swaps, interest rate cap and/or floor agreements with its customers and then enters into an offsetting derivative contract position with other financial institutions to mitigate the interest rate risk associated with these customer contracts. Because these derivative instruments are not designated as hedging instruments, changes in the fair value of the derivative instruments are recognized currently in earnings.
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
We utilize two methods to deliver mortgage loans sold to an investor. Under a “best efforts” sales agreement, the Company enters into a sales agreement with an investor in the secondary market to sell the loan when an interest rate-lock commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. The Company also utilizes “mandatory delivery” sales agreements. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should the Company fail to satisfy the contract. Mandatory commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of these commitments are recognized currently in earnings and are reflected under the line item “Other noninterest income” on the Consolidated Statements of Income.
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
Business combinations and accounting for acquired loans with credit deterioration
Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date. Any excess of the purchase price over fair value of net assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including any other identifiable intangible assets, exceed the purchase price, a bargain purchase gain is recognized. Results of operations of acquired entities are included in the Consolidated Statements of Income from the date of acquisition.
Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit-impaired. Purchased credit impaired loans (“PCI” loans) are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. We evaluate on a quarterly basis, the present value of the acquired loans determining the effective interest rates. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans or through adjustment to the allowance for loan loss for any impairment identified subsequent to acquisitions.
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. Our footprint includes 56 full-service bank branches and several other banking locations serving the following MSAs Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville (AL) and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations in our banking footprint, investment services and deposit-related fees and, in our Mortgage segment, from origination fees and gains on sales in the secondary market of mortgage loans that we originate outside our Banking footprint or through our internet delivery channels and from servicing. Our primary source of funding for our loans is customer deposits, and to a lesser extent brokered and internet deposits, Federal Home Loan Bank advances and other borrowings.
Mergers and acquisitions
Atlantic Capital Bank, N.A. Branches
On November 14, 2018, the Bank entered into a Purchase and Assumption Agreement to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly-owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, “Atlantic Capital”), further increasing market share in existing markets and expanding the Bank's footprint into new locations. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.
Clayton Bank and Trust and American City Bank
Effective July 31, 2017, FirstBank merged with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Bank”), pursuant to the Stock Purchase Agreement dated February 8, 2017, as amended on May 26, 2017, by and among the Company, FirstBank, the Clayton Banks, Clayton HC, Inc., a Tennessee corporation and its majority shareholder, James L. Clayton. The Company issued 1,521,200 share of common stock and paid approximately $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking corporation. After finalizing purchase accounting adjustments, the Clayton Banks merger added approximately $1,215.8 million in total assets, $1,059.7 million in loans, and $979.5 million in deposits. Operating results for 2017 include the operating results of the acquired assets and assumed liabilities of the

Clayton Banks subsequent to the acquisition date. Substantially all of the operations of the Clayton Banks are included in the Banking segment.
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
The United States economy expanded by 2.6% annualized in the fourth quarter of 2018, due primarily to increases in business investment. This expansion follows the growth experienced in 2014 through 2017, which followed modest growth in 2013. Unemployment rates decreased slightly, following a pattern of continuous decline. According to the U.S. Bureau of Labor Statistics, the seasonally adjusted unemployment rate at December 31, 2018 was 4.0% compared to 4.1% at December 31, 2017 and 4.7% at December 31, 2016. The Federal Reserve Board increased its federal funds target range by 25 basis points in December 2018 to 225-250 basis points, the seventh increase to its target range since December 2016. Interest rates remain low by historical standards, and general economic conditions are supportive of growth.
Existing home sales in the United States, as indicated by the National Association of Realtors, fell to a seasonally adjusted annual rate of 4.94 million units in December 2018, compared to 5.56 million units in December 2017 and 5.51 million units in December 2016. New home sales showed slightly lower growth, falling to a seasonally adjusted annual rate of 600 thousand units in December 2018, down from 643 thousand units in December 2017, and 535 thousand units in December 2016. Home values, as indicated by the seasonally adjusted S&P CoreLogic Case-Shiller 20-City Composite Home Price Index, showed an increase of 4.18% from December 31, 2017 to December 31, 2018. Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 2.0% for the year ended December 31, 2018, compared to the same period in 2017.
According to the Beige Book published by the Federal Reserve Board in January 2018, overall economic activity in the Sixth Federal Reserve District (which includes Florida, Georgia, Alabama and parts of Tennessee, Mississippi and Louisiana) remained largely positive with a majority of business contacts noting that economic activity grew at a moderate pace in 2018. Most business contacts expect steady growth in the near-term; however, several cited increased levels of uncertainty going into 2019, including concerns over politics and trade. As labor markets remained tight, many firms noted increasing retention efforts. On balance, wages increased since the previous report, with pressure growing particularly among low-skill, hourly positions. Reports from the hospitality sector were positive, reflecting strong advance bookings. Housing activity slowed on a year over year basis, with existing home sales either moderating or declining. New home construction continued to lag behind demand, with most new home starts concentrated in higher price points. Commercial real estate leasing and sales activity remained steady, with vacancy rates in most markets continuing a modest downward trend. Manufacturers indicated that business conditions softened slightly, however expectations for future productions levels increased.
The economy in the state of Tennessee continued to see moderate improvements as well, according to the U.S. Bureau of Economic Analysis. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, rose to 3.6% as of December 31, 2018, up slightly from 3.3% of December 31, 2017. Nashville achieved a historically low unemployment rate of 2.3% as of December 31, 2018, down from 2.4% as of December 31, 2017.
Interest rates
Net interest income is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets (primarily loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and are, at times, heavily influenced by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Since December of 2016, the Federal Open Market Committee has raised the Fed Funds Target rate eight times, which has caused other short term yields such as 1-month and 3-month LIBOR to rise. Although short-term interest rates have risen, the Federal Reserve now maintains a neutral monetary policy, and we expect interest rates to increase nominally or remain flat throughout 2019. Subsequent declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income. Continued rate increases may have the effect of decreasing our mortgage origination and our general mortgage banking profitability. For additional information regarding our interest rate risks factors and management, see “Business: Risk management: Liquidity and interest rate risk management” and “Risk factors: Risks related to our business.”
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
Underlying credit quality declined marginally during 2018 compared to 2017, which is consistent with the shifts in macro-economic factors discussed above. Our percentage of total nonperforming loans to loans held for investment increased to 0.46% as of December 31, 2018, from 0.32% at December 31, 2017. Our loans classified as substandard increased to 1.81% of loans held for investment for the year ended December 31, 2018, compared to 1.75% for 2017. Our nonperforming assets for the year ended December 31, 2018 were $31.4 million, or 0.61% of assets, decreasing from $72.3 million, or 1.53% of assets for the year ended December 31, 2017. Excluding $43.0 million of rebooked GNMA loans, our adjusted nonperforming assets represented 0.62% of assets for the year ended December 31, 2017.
Although, overall we have experienced favorable credit trends in 2018 and 2017, we are sensitive to credit quality risks in our commercial real estate, commercial and industrial, and construction loan portfolios due to our concentration of loans in these categories. For additional information regarding credit quality risk factors for our Company, see “Business: Risk management: Credit risk management” and “Risk factors: Risks related to our business.”
Competition
Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies, online mortgage providers, internet banks and other financial institutions operating within the areas we serve, particularly with national and regional banks that often have more resources than we do to invest in growth and technology and community banks with strong local ties, all of which target the same clients we do. Recently, we have seen increased competitive pressures on loan rates and terms and increased competition for deposits. Continued loan pricing pressure may continue to affect our financial results in the future.
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

From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, our net income was not subject to, and we have not paid, U.S. federal income taxes, and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to September 16, 2016. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our taxable income, and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws during 2016, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, will not be comparable with our 2018 and 2017 results or future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Unaudited pro forma amounts for income tax expense and basic and diluted earnings per share are presented in the consolidated statements of income assuming the Company’s pro forma tax rates of 36.75% for the year ended December 31, 2016 as if it had been a C corporation during the full year. The unaudited pro forma results for the year ended December 31, 2016 excludes the effect of recognition of the increase in the deferred tax liability of $13.2 million attributable to the conversion in our taxable status as discussed in Note 13 in the notes to our consolidated financial statements.

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
Tax legislation changes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Reform Act reduces the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Reform Act includes other changes, including, but not limited to, immediate deductions for certain new investments instead of deductions for depreciation expense over time, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. For more information regarding the impact of the Tax Reform Act on the Company, see Note 13, “Income Taxes” in the notes to our consolidated financial statements.
Overview of recent financial performance
Results of operation
Our financial performance over the last three years primarily reflects the success of our growth strategies and the continued favorable economic conditions in our markets, as described above. As a result, we have improved our pre-tax and pro forma net income and profitability over each of the last three years. Our net income increased by 53.1% in 2018 to $80.2 million from $52.4 million in 2017. Pre-tax net income increased by $32.4 million, or 44.0%, from $73.5 million for the year ended December 31, 2017 to $105.9 million for the year ended December 31, 2018. Diluted earnings per common share was $2.55 and $1.86 for the years ended December 31, 2018 and 2017, respectively, compared to unaudited pro forma diluted earnings per common share of $2.04 for the year ended December 31, 2016. Our net income for the year ended 2017 was $52.4 million, up by $13.0 million, compared to the unaudited pro forma net income for the year ended December 31, 2016. Pre-tax net income and unaudited pro forma net income for the year ended December 31, 2016 were $62.3 million and $39.4 million, respectively. Our net income represented a return on average assets, or ROAA, of 1.7%, 1.4% and 1.4% in 2018, 2017 and 2016, respectively, and a return on average shareholders’ equity, or ROAE, of 12.7%, 11.2% and 14.7% in 2018, 2017 and 2016, respectively. Our ratio of return on average tangible common equity ("ROATE") for the years ended December 31, 2018, 2017 and 2016 was 16.7%, 14.0% and 17.6%, respectively. Our ratio of average shareholders’ equity to average assets in 2018, 2017 and 2016 was 13.0%, 12.2% and 9.2% respectively.
During the year ended December 31, 2018, net interest income before provision for loan losses increased to $204.1 million compared to $153.3 million and $111.0 for the years ended December 31, 2017 and 2016, respectively, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth the full year results from the Clayton Banks merger in addition to increased overall interest rates. Our net interest margin, on a tax-equivalent basis, increased to 4.66% for the year ended December 31, 2018 as compared to 4.46% and 4.10% for the years ended December 31, 2017 and 2016, respectively, due to loan and deposit growth, including the full year impact of the product mix acquired from the Clayton Banks, in addition to an increase in contractual loan yield during the period offset by elevated costs of funds.
Noninterest income for the year ended December 31, 2018 decreased by $10.9 million to $130.6 million from $141.6 million in the same period in the previous year. The decrease in noninterest income was largely a result of a decrease in mortgage banking income. This followed a $3.1 million decrease in noninterest income in 2017 from noninterest income of $144.7 million in 2016 primarily due to a decrease in gain on sale of securities of approximately $4.1 million during the period.
Noninterest expense increased to $223.5 million for the year ended December 31, 2018 compared to $222.3 million and $194.8 million for the years ended December 31, 2017 and 2016, respectively. The current year increase was largely a result of costs associated with our overall growth and added operational costs resulting from the merger with the Clayton Banks offset by the decrease in merger and conversion costs resulting from the Clayton Banks merger completed in 2017. Increased merger and conversion expenses of $15.8 million in 2017 was the primary driver of the increase in noninterest expense compared to the year ended December 31, 2016.
Financial condition
Our total assets grew by 8.7% in 2018 to $5.14 billion at December 31, 2018 as compared to $4.73 billion at December 31, 2017.  The increase was driven by strong growth in our loans held for investment during the year of 15.8% to $3.67 billion at December 31, 2018 from $3.17 billion at December 31, 2017.
In 2018, we grew total deposits by 13.8% to $4.17 billion and noninterest-bearing deposits by 6.9% to $949.1 million at December 31, 2018 from $3.66 billion and $888.2 million, respectively, at December 31, 2017. Most of the increase came from customer time deposits which increased from $602.6 million at December 31, 2017 to $1.02 billion at December 31, 2018, representing an increase of 68.7%.

Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 19, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes increased by $44.3 million, or 73.4% in the year ended December 31, 2018 to $104.7 million as compared to $60.4 million in the year ended December 31, 2017. The increase reflects an improvement of $51.5 million in net interest income due to an increase of $957.9 million in average loan balances driven by our merger with the Clayton Banks in addition to strong organic loan growth combined with increased interest rates and a continuing strong credit environment. Noninterest income increased $4.1 million to $55.4 million in the year ended December 31, 2018 as compared to $51.4 million in the year ended December 31, 2017. Noninterest expense increased $4.9 million or 3.4%, primarily due to increases in salaries and other costs associated with our growth offset by a decrease in merger and conversion costs related to merger with the Clayton Banks in 2017. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $3.8 million in the year ended December 31, 2018 compared to $5.0 million for the year ended December 31, 2017.
Income before taxes increased by $4.7 million, or 8.4% in the year ended December 31, 2017 to $60.4 million compared to $55.7 million in the year ended December 31, 2016. The increase reflects an improvement of $40.7 million in net interest income due to an increase of $667.5 million in average loan balances driven by our merger with the Clayton Banks in addition to strong organic loan growth combined with favorable interest rates and an improved credit environment. Noninterest income decreased $1.1 million to $51.4 million in the year ended December 31, 2017 as compared to $52.5 million in the year ended December 31, 2016. Noninterest expense increased $34.4 million, primarily due to increase merger and conversion costs of $15.8 million attributed to our merger with the Clayton Banks in addition to increase in salaries and other costs associated with our growth. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $5.0 million in the year ended December 31, 2017 compared to $9.4 million for the year ended December 31, 2016.
Mortgage
Income before taxes from the Mortgage segment decreased 91.0% to $1.2 million in the year ended December 31, 2018 as compared to $13.1 million in the year ended December 31, 2017 primarily due to a decrease in noninterest income. Noninterest income decreased $15.0 million to $75.2 million for the year ended December 31, 2018 as compared to $90.2 million for the year ended December 31, 2017, driven by decreased interest rate lock commitment volume as well as compressing margins experienced across the market. Interest rate lock commitment volume decreased $449.1 million, or 5.9%, during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to higher interest rates and competitive pricing pressures. The change in fair value on MSRs and related hedging activities included in mortgage banking income amounted to a loss of $8.7 million mainly due to decay during the year ended December 31, 2018. Decay exists regardless of MSR hedging activity and is due to the natural aging and paydown of the mortgage servicing portfolio with the payments from customers more than offsetting the decay, resulting in positive gross servicing income of $11.9 million. This compares to a decline in fair value on MSRs and related hedging activities of $3.4 million and gross servicing income of $9.7 million, respectively for the year ended December 31, 2017. Interest rate lock commitments in the pipeline at December 31, 2018 were $318.7 million compared with $504.2 million at December 31, 2017. During the year ended December 31, 2018 and 2017, we sold $39.4 million and $11.7 million, respectively, of mortgage servicing rights. No material gain or loss was recognized in connection with this sale in the year ended December 31, 2018 while a loss of $0.2 was recognized in the year ended December 31, 2017. During the fourth quarter of 2018, the Company entered into a letter of intent for the sale of certain mortgage servicing rights on approximately $2,061.2 million of serviced mortgage loans. The transaction closed subsequent to the year ended December 31, 2018 during the first quarter of 2019, resulting in the reduction of $29.4 million in mortgage servicing rights. The Company will continue to service the loans until they can be transferred to the purchaser in 2019. No significant gain or loss was recognized related to this transaction.

Income before taxes from the mortgage segment increased $6.5 million in the year ended December 31, 2017 to $13.1 million as compared to $6.6 million in the year ended December 31, 2016. This increase is primarily attributable to increased interest rate lock commitments. Interest rate lock commitment volume increased $1,604.7 million for the year ended December 31, 2017 to $7,570.4 million as compared to $5,965.7 million for the year ended December 31, 2016. The increase in interest rate lock commitment volume is primarily due to increased activity in our correspondent delivery channel, which was established in the second quarter of 2016. Noninterest income decreased $2.0 million to $90.2 million for the year ended December 31, 2017 as compared to $92.2 for the year ended December 31, 2016, driven by the change in delivery channel mix of interest rate lock commitment volume during the year. Additionally, on January 1, 2017, fair value accounting was elected on MSRs; the change in fair value is now included in mortgage banking income and amounted to a $3.4 million charge including related hedging impact during the year ended December 31, 2017. Previous to this change, amortization and impairment of MSRs was included in noninterest expense and amounted to $13.0 million for the year ended December 31, 2016. This decline in amortization and impairment was partially offset by an increase in other mortgage noninterest expense of $6.2 million related to the correspondent channel and overall increased production. Interest rate lock commitments in the pipeline at December 31, 2017 were $504.2 million compared with $532.9 million at December 31, 2016.
Results of operation
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, which enhances comparability of net interest income arising from taxable and tax-exempt sources. The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% and 39.23% for the year ended December 31, 2018 and 2017, respectively.
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
Year ended December 31, 2018 compared to year ended December 31, 2017
Net interest income increased 33.1% to $204.1 million in the year ended December 31, 2018 compared to $153.3 million in the year ended December 31, 2017. On a tax-equivalent basis, net interest income increased $49.6 million to $205.7 million in the year ended December 31, 2018 as compared to $156.1 million in the year ended December 31, 2017. The increase in tax-equivalent net interest income in the year ended December 31, 2018 was primarily driven by increased volume on loans held for investment, offset by increased rates on deposits.
Interest income, on a tax-equivalent basis, was $241.2 million for the year ended December 31, 2018, compared to $172.4 million for the year ended December 31, 2017, an increase of $68.7 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $68.6 million to $205.5 million from $137.0 million for the year ended December 31, 2018 and 2017, respectively, primarily due to volume driven by increased average loan balances of $957.9 million. A secondary driver of the increase in interest income on loans held for investment were increased rates. The tax-equivalent yield on loans held for investment was 6.09%, up 43 basis points from the year ended December 31, 2017. The increase in yield was primarily due to increases in contractual interest rates and loan fees which yielded 5.42% and 0.39%, respectively, in the year ended December 31, 2018 compared with 4.95% and 0.32% during the year ended December 31, 2017, respectively. Slightly offsetting this increase was a decrease in nonaccrual interest collections of 10 basis points and syndicated fee income of 2 basis points during the year ended December 31, 2018 compared to the same period in the previous year. Also included in the loan yield is the purchase accounting contribution of accretion, which amounted to $7.6 million and $5.4 million and contributed 23 and 22 basis points for the the years ended December 31, 2018 and 2017, respectively.
The components of our loan yield, a key driver to our NIM for the December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$183,116	5.42%	$119,617	4.95%	$82,136	4.69%
Origination and other loan fee income	13,093	0.39%	7,638	0.32%	7,208	0.41%
Accretion on purchased loans	7,608	0.23%	5,419	0.22%	3,538	0.20%
Nonaccrual interest collections	1,375	0.04%	3,266	0.14%	1,075	0.06%
Syndicated loan fee income	351	0.01%	1,010	0.03%	825	0.05%
Total loan yield	$205,543	6.09%	$136,950	5.66%	$94,782	5.41%

(1)	Includes tax equivalent adjustment

Our NIM, on a tax-equivalent basis, increased to 4.66% during the year ended December 31, 2018 from 4.46% in the year ended December 31, 2017, primarily a result of loan growth and increases in contractual loan yields partly offset by increased cost of funds. Accretion on purchased loans contributed 17 and 15 basis points to the NIM for the year ended December 31, 2018 and 2017, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 3 and 1 basis points, respectively, to the NIM for the year ended December 31, 2018 compared to 9 and 3 basis points, respectively, to the NIM for the year ended December 31, 2017.

For the year ended December 31, 2018, interest income on loans held for sale decreased $1.6 million to $15.6 million compared to $17.3 million for the year ended December 31, 2017 due to a decrease in volume contributing a decline of $3.0 million offset by increased rates contributing additional income of $1.3 million. The average balance of loans held for sale decreased $66.9 million to $352.4 million for the year ended December 31, 2018 compared to $419.3 million for the year ended December 31, 2017.
For the year ended December 31, 2018 investment income, on a tax-equivalent basis, increased to $17.9 million from $16.7 million for the year ended December 31, 2017 due primarily to increased volume and rates on taxable securities available-for-sale. The average balance in the investment portfolio for the year ended December 31, 2018 was $597.3 million compared to $558.0 million for the year ended December 31, 2017.
Interest expense was $35.5 million for the year ended December 31, 2018, an increase of $19.2 million as compared to the year ended December 31, 2017. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $16.5 million to $29.5 million for the year ended December 31, 2018, compared to $13.0 million for the year ended December 31, 2017. The increase was largely attributed to money market and time deposits which each increased to $10.9 million, and $11.9 million, respectively, for the year ended December 31, 2018 from $5.4 million and $3.8 million, respectively, for the year ended December 31, 2017. The $5.5 million increase in money market interest expense during the year ended December 31, 2018 was attributed to increased rates with a secondary driver of increased volume. The average rate on money markets rose to 1.06%, up 45 basis points from the year ended December 31, 2017. Average money market balances increased $138.8 million to $1,027.0 million during the year ended December 31, 2018 from $888.3 million for the same period in the previous year. The $8.1 million increase in time deposit interest expense during the year ended December 31, 2018 was primarily attributed to increased volume and rates in customer time deposits. Average customer time deposits increased $277.3 million from $467.5 during the year ended December 31, 2017 to $744.8 during the year ended December 31, 2018. Yield on customer time deposits increased 74 basis points from 0.66% for the year ended December 31, 2017 to 1.40% for the year ended December 31, 2018. This aggressive growth and increased yield was the result of a time deposit campaign implemented during the second half of 2018 as well as the merger with the Clayton Banks, which was completed on July 31, 2017. A secondary driver of the increase in time deposit interest expense was the increase in volume of brokered and internet time deposits. Average brokered and internet time deposits increased $37.9 million from $44.2 during the year ended December 31, 2017 to $82.1 during the year ended December 31, 2018. This increased volume in brokered and internet time deposits is due to the purchase of $53.9 million of brokered deposits during the third quarter of 2018 to lower funding costs by swapping FHLB borrowings with lower cost brokered time deposits. The result was an overall increase in time deposit interest expense of 71 basis points to 1.44% during the year ended December 31, 2018. The overall growth of our deposits came with a higher cost of total deposits of 0.76% for the year ended December 31, 2018 compared to 0.42% for the year ended December 31, 2017.
A secondary driver of the increase in total interest expense was interest expense on total borrowings, which increased $2.7 million to $6.0 million during the year ended December 31, 2018 compared to $3.3 million during the year ended December 31, 2017. This increase was primarily driven by increased volume related to FHLB advances. The cost of total borrowings increased to 2.24% for the year ended December 31, 2018 from 2.09% for the year ended December 31, 2017. Average FHLB advances increased $105.2 million to $216.0 million for the year ended December 31, 2018 compared to $110.8 million for the year ended December 31, 2017. This increase in average FHLB advances was primarily due to the funding strategy implemented with the merger of the Clayton banks. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”
Year ended December 31, 2017 compared to year ended December 31, 2016
Net interest income increased 38.1% to $153.3 million in the year ended December 31, 2017 compared to $111.0 million in the year ended December 31, 2016. On a tax-equivalent basis, net interest income increased $42.8 million to $156.1 million in the year ended December 31, 2017 as compared to $113.3 million in the year ended December 31, 2016. The increase in tax-equivalent net interest income in the year ended December 31, 2017 was primarily driven by increased volume on loans held for investment, due to the success of our growth initiatives including the merger with the Clayton Banks.
Interest income, on a tax-equivalent basis, was $172.4 million for the year ended December 31, 2017, compared to $122.9 million for the year ended December 31, 2016, an increase of $49.6 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $42.2 million to $137.0 million from $94.8 million for the year ended December 31, 2017 and 2016, respectively, primarily due to volume driven by increased average loan balances of $667.5 million attributed to strong loan growth in addition to our merger with the Clayton Banks. A secondary driver of the increase in interest income on loans held for investment were increased rates. The tax-equivalent yield on loans held for investment was 5.66%, up 25 basis points from the year ended December 31, 2016. The increase in yield was primarily due to increases in contractual interest rates and nonaccrual interest collections which yielded 4.95% and 0.14%, respectively, in the year ended December 31, 2017 compared with 4.69% and 0.06% during the year ended December 31, 2016, respectively. Slightly offsetting this increase was a decrease in loan fees and syndicated fee income of 9 and 2 basis points, respectively during the year ended December 31, 2017 compared to the same period in the previous year. Also included in the loan yield is the purchase accounting contribution of accretion which amounted to $5.4 million and $3.5 million and contributed 22 and 20 basis points for the years ended December 31, 2018 and 2017, respectively.
Our NIM, on a tax-equivalent basis, increased to 4.46% during the year ended December 31, 2017 from 4.10% in the year ended December 31, 2016, primarily a result of loan growth and increases to contractual loan yields. Accretion on purchased loans contributed 15 and 13 basis points to the NIM for the year ended December 31, 2017 and 2016, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 9 and 3 basis points, respectively, to the NIM for the year ended December 31, 2018 compared to 4 and 3 basis points, respectively, to the NIM for the year ended December 31, 2016.
For the year ended December 31, 2017, interest income on loans held for sale increased $6.0 million to $17.3 million compared to $11.3 million for the year ended December 31, 2016 due to an increase in volume and rates, resulting in increases of $2.3 million and $3.7 million, respectively, in interest income. The average balance of loans held for sale increased $56.8 million to $419.3 million for the year ended December 31, 2017 compared to $362.5 million for the year ended December 31, 2016.
For the year ended December 31, 2017 investment income, on a tax-equivalent basis, increased to $16.7 million from $16.2 million for the year ended December 31, 2016. The average balance in the investment portfolio in the year ended December 31, 2017 was $558.0 million compared to $576.9 million in the year ended December 31, 2016.
Interest expense was $16.3 million for the year ended December 31, 2017, an increase of $6.8 million as compared to the year ended December 31, 2016. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $5.7 million to $13.0 million for the year ended December 31, 2017, compared to $7.3 million for the year ended December 31, 2016. The increase was largely attributed to money market and time deposits which each increased to $5.4 million and $3.8 million, respectively, for the year ended December 31, 2017 from $2.3 million and $1.9 million, respectively, for the year ended December 31, 2016. The $3.1 million increase in money market interest expense during the year ended December 31, 2017 was attributed to both increased volume and rates. Average money market balances increased $273.5 million to $888.3 million during the year ended December 31, 2017 from $614.8 million for the same period in the previous year. The interest rates on money markets rose to 0.61%, up 24 basis points from the year ended December 31, 2016. Time deposit interest expense increased $1.8 million to $3.8 million from the year ended December 31, 2016, driven by an increases in both rates and balances. The rate on time deposits was 0.73%, up 25 basis points from the year ended December 31, 2016 due to the higher renewal rate of maturing accounts and increase in brokered and internet time deposits during the period. Average time deposit balances increased $110.3 million to $511.7 million from $401.5 million during the year ended December 31, 2017. The increase in balances included a change in product mix attributable to our merger with the Clayton Banks, which increased average brokered and internet time deposits by $42.0 million for the year ended December 31, 2017 compared to the same period in 2016. The rate on broker and internet time deposits carried an inherently higher rate at 1.54% for the year ended December 31, 2017 than traditional customer time deposits, which carried a rate of 0.66% for the year ended December 31, 2017 compared to 0.48% for the year ended December 31, 2016, reflecting rate increases.
A secondary driver of the increase in total interest expense was interest expense on total borrowings, which increased $1.1 million to $3.3 million during the year ended December 31, 2017 compared to $2.2 million during the year ended December 31, 2016. This increase was primarily driven by increased volume related to FHLB advances during the year ended December 31, 2017. The cost of total borrowing increased to 2.09% for the year ended December 31, 2017 from 1.49% for the year ended December 31, 2016. Average FHLB advances increased $46.5 million to $110.8 million for the year ended December 31, 2017 compared to $64.3 million for the year ended December 31, 2016. This increase in average FHLB advances was primarily due to the funding strategy implemented with the merger of the Clayton banks. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Year Ended December 31,
	2018			2017			2016
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,376,203	$205,543	6.09%	$2,418,261	$136,950	5.66%	$1,750,796	$94,782	5.41%
Loans held for sale	352,370	15,632	4.44%	419,290	17,256	4.12%	362,518	11,268	3.11%
Securities:
Taxable	478,034	12,397	2.59%	441,568	10,084	2.28%	485,083	10,646	2.19%
Tax-exempt(4)	119,295	5,473	4.59%	116,384	6,592	5.66%	91,863	5,548	6.04%
Total Securities(4)	597,329	17,870	2.99%	557,952	16,676	2.99%	576,946	16,194	2.81%
Federal funds sold	21,466	412	1.92%	20,175	140	0.69%	12,686	64	0.50%
Interest-bearing deposits with other financial institutions	49,549	998	2.01%	75,567	954	1.26%	51,861	285	0.55%
FHLB stock	12,742	716	5.62%	8,894	460	5.17%	6,630	262	3.95%
Total interest earning assets(4)	4,409,659	241,171	5.47%	3,500,139	172,436	4.93%	2,761,437	122,855	4.45%
Noninterest Earning Assets:
Cash and due from banks	49,410			53,653			46,523
Allowance for loan losses	(25,747)			(22,967)			(23,986)
Other assets(3)	411,543			280,333			217,301
Total noninterest earning assets	435,206			311,019			239,838
Total assets	$4,844,865			$3,811,158			$3,001,275
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$894,252	$6,488	0.73%	$762,918	$3,640	0.48%	$699,907	$2,643	0.38%
Money market	1,027,047	10,895	1.06%	888,258	5,387	0.61%	614,804	2292	0.37%
Savings deposits	178,303	272	0.15%	156,328	245	0.16%	129,544	478	0.37%
Customer time deposits	744,834	10,409	1.40%	467,507	3,077	0.66%	399,207	1,926	0.48%
Brokered and internet time deposits	82,113	1,472	1.79%	44,234	682	1.54%	2,276	3	0.13%
Time deposits	826,947	11881	1.44%	511,741	3759	0.73%	401,483	1929	0.48%
Total interest-bearing deposits	2,926,549	29,536	1.01%	2,319,245	13,031	0.56%	1,845,738	7,342	0.40%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	19,528	150	0.77%	16,968	42	0.25%	45,691	121	0.26%
Federal Home Loan Bank advances	216,011	4166	1.93%	110,764	1778	1.61%	64,309	688	1.07%
Subordinated debt	30,930	1,651	5.34%	30,930	1,491	4.82%	38,207	1,393	3.65%
Total other interest-bearing liabilities	266,469	5,967	2.24%	158,662	3,311	2.09%	148,207	2,202	1.49%
Total interest-bearing liabilities	3,193,018	35,503	1.11%	2,477,907	16,342	0.66%	1,993,945	9,544	0.48%
Noninterest-bearing liabilities:
Demand deposits	967,663			814,643			695,765
Other liabilities	54,262			52,389			34,978
Total noninterest-bearing liabilities	1,021,925			867,032			730,743
Total liabilities	4,214,943			3,344,939			2,724,688
Shareholders' equity	629,922			466,219			276,587
Total liabilities and shareholders' equity	$4,844,865			$3,811,158			$3,001,275
Net interest income (tax-equivalent basis)		$205,668			$156,094			$113,311
Interest rate spread (tax-equivalent basis)			4.36%			4.27%			3.97%
Net interest margin (tax-equivalent basis)(5)			4.66%			4.46%			4.10%
Cost of total deposits			0.76%			0.42%			0.29%
Average interest-earning assets to average interest-bearing liabilities			138.1%			141.3%			138.5%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $13.1 million, $7.6 million and $7.2 million, accretion of $7.6 million, $5.4 million and $3.5 million, nonaccrual interest collections of $1.4 million, $3.3 million and $1.1 million, and syndicated loan fees of $0.4 million, $1.0 million and $0.8 million are included in interest income in the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.6 million, $2.8 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
Rate/volume analysis
The tables below present the components of the changes in net interest income for the year ended December 31, 2018 and 2017. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Year ended December 31, 2018 compared to year ended December 31, 2017

	Year Ended December 31, 2018 compared to Year Ended December 31, 2017 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$58,319	$10,274	$68,593
Loans held for sale	(2,969)	1,345	(1,624)
Securities available for sale and other securities:
Taxable	946	1,367	2,313
Tax Exempt(2)	134	(1,253)	(1,119)
Federal funds sold and balances at Federal Reserve Bank	25	247	272
Time deposits in other financial institutions	(524)	568	44
FHLB stock	216	40	256
Total interest income(2)	56,147	12,588	68,735
Interest-bearing liabilities:
Interest-bearing checking	953	1,895	2,848
Money market	1,472	4,036	5,508
Savings deposits	34	(7)	27
Customer time deposits	3,876	3,456	7,332
Brokered and internet time deposits	679	111	790
Securities sold under agreements to repurchase and federal funds purchased	20	88	108
Federal Home Loan Bank advances	2,030	358	2,388
Subordinated debt	—	160	160
Total interest expense	9,064	10,097	19,161
Change in net interest income(2)	$47,083	$2,491	$49,574

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $13.1 million and $7.6 million and accretion of $7.6 million and $5.4 million, nonaccrual interest collections of $1.4 million and $3.3 million, and syndicated loan fee income of $0.4 million and $1.0 million are included in interest income for the years ended December 31, 2018 and 2017, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $68.6 million increase in loans held for investment tax-equivalent interest income during year ended December 31, 2018 compared to year ended December 31, 2017 was the primary driver of the $49.6 million increase in net interest income. The increase in loan interest income was primarily driven by an increase in average loans held for investment of $957.9 million, or 39.6%, to $3.38 billion for the year ended December 31, 2018, as compared to $2.42 billion for the year ended December 31, 2017, which was largely attributable to strong loan growth, including the impact of our merger with the Clayton Banks. The increase in loan income was partially offset by an increase in interest expense of $19.2 million due to increases in rates and volume of interest-bearing deposits and to a lesser extent, volume of FHLB advances.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

	Year Ended December 31, 2017 compared to Year Ended December 31, 2016 due to changes in
(dollars in thousands on a tax-equivalent basis)	volume	rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$37,800	$4,368	$42,168
Loans held for sale	2,336	3,652	5,988
Securities available for sale and other securities:
Taxable	(994)	432	(562)
Tax Exempt(2)	1,389	(345)	1,044
Federal funds sold and balances at Federal Reserve Bank	52	24	76
Time deposits in other financial institutions	299	370	669
FHLB stock	117	81	198
Total interest income(2)	40,999	8,582	49,581
Interest-bearing liabilities:
Interest-bearing checking	301	696	997
Money market	1,658	1,437	3,095
Savings deposits	42	(275)	(233)
Customer time deposits	450	701	1,151
Brokered and internet time deposits	647	32	679
Securities sold under agreements to repurchase and federal funds purchased	(71)	(8)	(79)
Federal Home Loan Bank advances	746	344	1,090
Subordinated debt	(351)	449	98
Total interest expense	3,421	3,377	6,798
Change in net interest income(2)	$37,578	$5,205	$42,783

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $7.6 million and $7.2 million accretion of $5.4 million and $3.5 million, nonaccrual interest collections of $3.3 million and $1.1 million, and syndicated loan fee income of $1.0 million and $0.8 million are included in interest income for the years ended December 31, 2017 and 2016, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $42.2 million increase in loans held for investment tax-equivalent interest income during year ended December 31, 2017 compared to year ended December 31, 2016 was the primary driver of the $42.8 million increase in net interest income. The increase in loan interest income was primarily driven by an increase in average loans held for investment of $667.5 million, or 38.1%, to $2.42 billion for the year ended December 31, 2017, as compared to $1.75 billion for the year ended December 31, 2016, which was largely attributable to our merger with the Clayton Banks in addition to loan growth in our metropolitan markets. The increase in loan income was partially offset by an increase in interest expense of $6.8 million due to increases in rates and volume of interest-bearing deposits and to a lesser extent, volume of FHLB advances.
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
Year ended December 31, 2018 compared to year ended December 31, 2017
Our provision for loan losses for the year ended December 31, 2018 was $5.4 million as compared to a reversal of $1.0 million for the year ended December 31, 2017. The increase is primarily attributable to our loan growth and also includes $0.9 million of subsequent deterioration on PCI loans during the year ended December 31, 2018. Net charge offs for the year ended December 31, 2018 were $0.2 million compared with net recoveries in the previous year of $3.2 million.

Year ended December 31, 2017 compared to year ended December 31, 2016
Our reversal of the provision for loan losses for the year ended December 31, 2017 was $1.0 million as compared $1.5 million for the year ended December 31, 2016, reflecting continued improving credit quality throughout the year. Net recoveries for the year ended December 31, 2017 were of $3.2 million compared to net charge-offs of $1.2 million in the previous year.
Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Mortgage banking income	$100,661	$116,933	$117,751
Service charges on deposit accounts	8,502	7,426	7,722
ATM and interchange fees	10,013	8,784	7,791
Investment services and trust income	5,181	3,949	3,337
(Loss) gain from securities, net	(116)	285	4,407
(Loss) gain on sales or write-downs of other real estate owned	(99)	774	1,282
Gain (loss) from other assets	328	(664)	(103)
Other	6,172	4,094	2,498
Total noninterest income	$130,642	$141,581	$144,685

Year ended December 31, 2018 compared to year ended December 31, 2017
Noninterest income was $130.6 million for the year ended December 31, 2018, a decrease of $10.9 million, or 7.7%, as compared to $141.6 million for the year ended December 31, 2017. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 2.7% in the year ended December 31, 2018 as compared to 3.7% in the year ended December 31, 2017.
Mortgage banking income primarily includes origination fees on mortgage loans including fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to offset the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $100.7 million and $116.9 million for the year ended December 31, 2018 and 2017, respectively.
During the year ended December 31, 2018, the Bank’s mortgage operations had sales of $6,154.8 million which generated a sales margin of 1.59%. This compares to $6,349.7 million and 1.63% for the year ended December 31, 2017. Mortgage banking income from gains on sale and related fair value changes amount to $88.7 million during the year ended December 31, 2018 compared to $107.2 million for the same period in the previous year. This activity was driven by a decrease in interest rate lock volume of $449.1 million, or 5.9%, to $7,121.3 million for the year ended December 31, 2018 due to overcapacity and slow-down of the mortgage market and overall compressing margins. Changes in market conditions have also shifted the mix of interest rate lock commitments by purpose to 65.7% purchase for the year ended December 31, 2018 from 57.6% for the same period in the prior year. Income from mortgage servicing was $20.6 and $13.2 million for the years ended December 31, 2018 and 2017, respectively, offset by a decline in fair value on MSRs and related hedging activity of $8.7 million and $3.4 million in the years ended December 31, 2018 and 2017, respectively.

The components of mortgage banking income for the December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Mortgage banking income:
Origination and sales of mortgage loans	$98,075	$103,735	$94,472
Net change in fair value of loans held for sale and derivatives	(9,332)	3,454	11,216
Change in fair value on MSRs	(8,673)	(3,424)	—
Mortgage servicing income	20,591	13,168	12,063
Total mortgage banking income	$100,661	$116,933	$117,751
Interest rate lock commitment volume by line of business:
Consumer direct	$2,685,103	$2,859,992	$3,336,384
Third party origination (TPO)	860,464	1,013,802	905,652
Retail	1,250,136	1,256,243	1,143,679
Correspondent	2,325,555	2,440,350	579,994
Total	$7,121,258	$7,570,387	$5,965,709
Interest rate lock commitment volume by purpose (%):
Purchase	65.7%	57.6%	39.8%
Refinance	34.3%	42.4%	60.2%
Mortgage sales	$6,154,847	$6,349,717	$4,434,664
Mortgage sale margin	1.59%	1.63%	2.13%
Closing volume	$5,958,066	$6,331,458	$4,671,561
Outstanding principal balance of mortgage loans serviced	$6,755,114	$6,529,431	$2,833,958

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $25.5 million and $26.7 million for the years ended December 31, 2018 and 2017, respectively, and mortgage banking income attributable to our Mortgage segment was $75.2 million and $90.2 million for the years ended December 31, 2018 and 2017, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $8.5 million, a increase of $1.1 million, or 14.5%, for the year ended December 31, 2018, compared to $7.4 million for the year ended December 31, 2017. This increase is attributable to our 24.3% growth in average deposits, including contributed deposits of the Clayton Banks.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $1.2 million to $10.0 million during the year ended December 31, 2018 as compared to $8.8 million for the year ended December 31, 2017. This increase is attributable to our growth in deposits, including contributed deposits of the Clayton Banks.
Investment services and trust income increased $1.2 million during the year ended December 31, 2018 to $5.2 million compared to $3.9 million for the year ended December 31, 2017. This increase is primarily related to increased trust operations connected with our merger with the Clayton Banks, which increased $0.7 million during the year ended December 31, 2018 as compared to the five months of activity reflected in 2017.
Loss on securities for the year ended December 31, 2018 was $0.1 million compared to a gain on securities for the year ended December 31, 2017 of $0.3 million. Activity is typically driven by sales activity within our available-for-sale securities portfolio in addition to change in fair value of equity securities with readily determinable market values. Sales activity is attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management. The loss in the year ended December 31, 2018 is related to the sale of approximately $2.7 million in available-for-sale debt securities and also includes a net loss of $81 thousand related to changes in fair value of equity securities with readily determinable fair values. The gain for the year ended 2017 is resulted from the sale of approximately $94.7 million in securities. Also included in gain from securities is a charge for impairment of $0.9 million during the year ended December 31, 2017 related to one of our equity securities without a readily determinable fair value which we did not intend to hold long-term.
Net loss on sales or write-downs of other real estate owned for the year ended December 31, 2018 was $0.1 million compared to a net gain of $0.8 million for the year ended December 31, 2017. This change was the result of specific sales and valuation transactions of other real estate.
Net gain on other assets for the year ended December 31, 2018 was $0.3 million compared to a net loss of $0.7 million for the year ended December 31, 2017. The gain during the year ended December 31, 2018 was attributable to the sale of restricted marketable securities received in satisfaction of a previously charged-off loan and resulting in a gain of $0.3 million.

These securities had previously been written down, contributing $0.8 million to the loss reported for the same period in the previous year.
Other noninterest income for the year ended December 31, 2018 increased $2.1 million to $6.2 million as compared to other noninterest income of $4.1 million for the year ended December 31, 2017, reflecting the contribution from the Clayton Banks during the full year of 2018.
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
Mortgage banking income was $116.9 million and $117.8 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Bank's mortgage operations had sales of $6,349.7 million which generated a sales margin of 1.63%. This compares to $4,434.7 million and 2.13% for the year ended December 31, 2016. Mortgage banking income from gains on sale and related fair value changes amounted to $107.2 million during the year ended December 31, 2017 compared to $105.7 million during the year ended December 31, 2016. During the fourth quarter of 2016, mortgage rates increased above prevailing rates experienced during the first three quarters of 2016. This increase in rates caused the level of interest rate lock commitments in the pipeline to decline to $504.2 million at December 31, 2017 from its height of $850.5 million at September 30, 2016 and $532.9 million at December 31, 2016. The increase in gains on sale were driven by an increase in interest rate lock volume of $1,604.7 million, or 26.9%, to $7,570.4 million for the year ended December 31, 2017, due to growth in the correspondent delivery channel, which was established during the second quarter of 2016, offset by declining interest rate lock volume in the consumer direct delivery channel. An increase in rates and change in mix of sales volume, including a lower contribution margin from the newly established correspondent delivery channel, contributed to a decline in mortgage sales margins from the year ended December 31, 2016. Income from mortgage servicing was $13.2 million and $12.1 million for the years ended December 31, 2017 and 2016, respectively. This increase was offset by a decline in fair value on MSRs and related hedging activity of $3.4 million for the year ended December 31, 2017. The fair value adjustment during the year ended December 31, 2017 was the result of our change in accounting policy to elect fair value on MSRs as of January 1, 2017. As such, there is no such fair value adjustment reflected in mortgage banking income for the year ended December 31, 2016.
Mortgage banking income attributable to our Banking segment was $26.7 million and $25.5 million for the years ended December 31, 2017 and 2016, respectively, and mortgage banking income attributable to our Mortgage segment was $90.2 million and $92.2 million for the years ended December 31, 2017 and 2016, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $7.4 million, a decrease of $0.3 million, or 3.8%, for the year ended December 31, 2017, compared to $7.7 million for the year ended December 31, 2016.
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
Investment services and trust income increased 18.3% during the year ended December 31, 2017 to $3.9 million compared to $3.3 million for the year ended December 31, 2016 due to the merger with the Clayton Banks, which added revenue from trust operations for the last five months of 2017.
Gains on securities for the year ended December 31, 2017 were $0.3 million, resulting from the sale of approximately $94.7 million in securities, compared to gains on sales of securities of $4.4 million, resulting from the sale of approximately $271.1 million for the year ended December 31, 2016. Also included in gain from securities is a charge for impairment of $0.9 million during the year ended December 31, 2017 related to one of the equity securities held which we do not intend to hold long-term. The gains are attributable to management taking advantage of portfolio structuring opportunities to lock in current gains while maintaining comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management.
Net gain on sales or write-downs of other real estate owned for the year ended December 31, 2017 was $0.8 million compared to a net loss of $1.3 million for the year ended December 31, 2016. This change was the result of specific sales and valuation transactions of other real estate.
Net loss on other assets for the year ended December 31, 2017 was $0.7 million compared to a net loss of $0.1 million for the year ended December 31, 2016. The loss during the year ended December 31, 2017 was attributable to the write down of restricted marketable securities received in satisfaction of a previously charged off loan.

Other noninterest income for the year ended December 31, 2017 increased $1.6 million to $4.1 million as compared to $2.5 million for the year ended December 31, 2016, reflecting the contribution from the Clayton Banks during the last five months of 2017.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Salaries and employee benefits	$136,892	$130,005	$113,486
Occupancy and fixed asset expense	13,976	13,010	12,272
Legal and professional fees	7,903	5,737	3,514
Data processing	9,100	6,488	4,181
Merger and conversion	1,594	19,034	3,268
Amortization of core deposit and other intangibles	3,185	1,995	2,132
Amortization of mortgage servicing rights	—	—	8,321
Impairment of mortgage servicing rights	—	—	4,678
Loss on sale of mortgage servicing rights	—	249	4,447
Regulatory fees and deposit insurance assessments	2,714	2,049	1,952
Software license and maintenance fees	2,371	2,758	3,380
Advertising	13,139	12,957	10,608
Other	32,584	28,035	22,551
Total noninterest expense	$223,458	$222,317	$194,790
Year ended December 31, 2018 compared to year ended December 31, 2017
Noninterest expense increased by $1.1 million during the year ended December 31, 2018 to $223.5 million as compared to $222.3 million in the year ended December 31, 2017. This increase resulted primarily from the $6.9 million increase in salaries and employee benefits expense and overall increases associated with our growth, including the impact of our merger with the Clayton Banks offset by a decline in merger and conversion expenses.
Salaries and employee benefits expense was the largest component of noninterest expenses representing 61.3% and 58.5% of total noninterest expense in the year ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, salaries and employee benefits expense increased $6.9 million, or 5.3%, to $136.9 million as compared to $130.0 million for the year ended December 31, 2017. The increase was primarily due to increased costs associated with our growth, including the addition of several revenue producers during the second half of 2018 across our community and metropolitan markets. The average employee headcount increased from 1,267 employees in 2017 to 1,397 employees in 2018. However, our headcount at period end decreased 2.2% to 1,356 employees at December 31, 2018 from 1,386 employees at December 31, 2017 due to a reduction of mortgage operations personnel.
Salaries and employee benefits expense also reflects $7.4 million and $8.2 million accrued for equity compensation grants during the year ended December 31, 2018 and 2017, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to an accrual related to annual stock-based performance grants. The grant to new employees hired in 2018 amounted to approximately $0.2 million compared with $0.8 million granted in the previous year, which included retained associates from the merger with the Clayton Banks, the majority of which were immediately vested.
Occupancy and fixed asset expense in the year ended December 31, 2018 was $14.0 million, an increase of $1.0 million, compared to $13.0 million for the year ended December 31, 2017, reflecting the impact of the Clayton Banks.
Legal and professional fees were $7.9 million for the year ended December 31, 2018 as compared to $5.7 million for the year ended December 31, 2017. The increase in legal and professional fees is attributable to our growth and volume of business.
Data processing costs increased $2.6 million, or 40.3%, to $9.1 million for the year ended December 31, 2018 from $6.5 million for the year ended December 31, 2017. The increase for the year ended December 31, 2018 was attributable to our growth and volume of transaction processing, partially attributable to our merger with the Clayton Banks.

Merger and conversion costs amounted to $1.6 million for the year ended December 31, 2018 compared to $19.0 million for the year ended December 31, 2017. Merger and conversion costs during the year ended December 31, 2018 include due diligence costs associated with our ACBI branch acquisition to be completed during the second quarter of 2019. Merger and conversion expenses for the year ended December 31, 2017 related to the merger with the Clayton Banks that closed on July 31, 2017 included a $10 million charitable contribution to a foundation established to invest in the communities across the markets of the Clayton Banks.
Amortization of core deposit and other intangible assets totaled $3.2 million for the year ended December 31, 2018 compared to $2.0 million for the year ended December 31, 2017. The increase is due to the additional core deposit intangible and other intangibles recognized in our merger with the Clayton Banks.
Regulatory fees and deposit insurance assessments increased $0.7 million during the year ended December 31, 2018 to $2.7 million from $2.0 for the year ended December 31, 2017. This increase is attributable to our continued overall growth and volume of business, including the impact of the merger with Clayton Banks.
During the year ended December 31, 2018, the Company sold $39.4 million of mortgage servicing rights on $3,181.5 million of serviced mortgage loans. No material gain or loss was recognized in connection with this transaction. During the year ended December 31, 2017, the Company sold $11.7 million of mortgage servicing rights on $1,086.5 million serviced mortgage loans and recognized a loss of $0.2 million in connection with the transaction. During the fourth quarter of 2018, the Company entered into a letter of intent for the sale of certain mortgage servicing rights on $2,061.2 million of serviced mortgage loans. The transaction closed subsequent to the year ended December 31, 2018 during the first quarter of 2019, resulting in the reduction of $29.4 million in mortgage servicing rights. The Company will continue to service a portion of the loans until they can be transferred to the purchaser in 2019. No significant gain or loss was recognized related to this transaction.
Software license and maintenance fees for the year ended December 31, 2018 were $2.4 million compared to $2.8 million for the year ended December 31, 2017.
Advertising costs for the year ended December 31, 2018 were relatively stable, amounting to $13.1 million, compared to $13.0 million for the year ended December 31, 2017.
Other noninterest expense for the year ended December 31, 2018 was $32.6 million, an increase of $4.5 million from the year ended December 31, 2017. This increase includes $0.7 million in expenses related to the completion of a $151.8 million follow-on secondary offering competed during the second quarter of 2018 in addition to costs associated with our continued overall growth, including the impact of the merger with the Clayton Banks. Additionally, this increase includes $1.0 million increase in other real estate owned expense. Legal costs related to specific sales of other real estate owned were the primary driver of the increase in OREO related expenses during the years ended December 31, 2018 and 2017, respectively.
Year Ended December 31, 2017 compared to year ended December 31, 2016
Noninterest expense increased by $27.5 million during the year ended December 31, 2017 to $222.3 million as compared to $194.8 million in the year ended December 31, 2016. This increase resulted primarily from the $15.8 million increase in merger and conversion expenses during the year ended December 31, 2017 in addition to increased costs associated with our growth and merger with the Clayton Banks, including higher salaries and employee benefits expenses.
Salaries and employee benefits expense was the largest component of noninterest expenses representing 58.5% and 58.3% of total noninterest expense in year ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, salaries and employee benefits expense increased $16.5 million, or 14.6%, to $130.0 million as compared to $113.5 million for the year ended December 31, 2016. The increase was primarily due to increased costs associated with our growth and merger with the Clayton Banks and the $7.8 million increase in mortgage banking salaries and benefits resulting from the increase in mortgage loan interest rate lock commitment volume and expansion in our correspondent delivery channel.
Salaries and employee benefits expense also reflects $8.2 million accrued for equity compensation grants during the year ended December 31, 2017. This compares to $4.3 million in stock-related grant expense during the year ended December 31, 2016 related to grants made in conjunction with our initial public offering to all full-time employees. During the year ended December 31, 2017, additional restricted stock units with a total value of $0.8 million were granted to employees of the Clayton Banks and other legacy bank employees that joined the Company during the year. Additionally, salaries and benefits expense includes amounts accrued under our three management incentive plans (prior to the IPO) that were based on our total assets, tangible book value of consolidated equity and contractually-defined after-tax earnings. As of September 16, 2016, the date of the initial public offering, participants in these plans were given the option to convert their equity based incentive plan units to shares of restricted stock units at the IPO price of $19 per share. Aggregate salaries and employee benefits expense recognized under these incentive plans totaled $3.5 million and $5.4 million for the year ended December 31, 2017 and 2016, respectively.
Occupancy and equipment expense in the year ended December 31, 2017 was $13.0 million, an increase of $0.7 million, compared to $12.3 million for the year ended December 31, 2016, reflecting the impact of the Clayton Banks.

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
During the year ended December 31, 2017, the Company sold $11.7 million of mortgage servicing rights on $1,086.5 million serviced mortgage loans and recognized a loss of $0.2 million in connection with the transaction. During the year ended December 31, 2016, the Company sold $34.1 million of mortgage servicing rights on $3,370.4 million of serviced mortgage loans and recognized a net loss of $4.4 million.
Regulatory fees and deposit insurance assessments were relatively flat, amounting to $2.0 million for the year ended December 31, 2017.
Software license and maintenance fees for the year ended December 31, 2017 were $2.8 million, a decrease of $0.6 million compared to $3.4 million for the year ended December 31, 2016. This decrease is due to costs associated with the conversion of our core system to Jack Henry Silverlake during the second quarter of 2016.
Advertising costs for the year ended December 31, 2017 were $13.0 million, an increase of $2.3 million, compared to $10.6 million for the year ended December 31, 2016. This increase was largely driven by the mortgage segment and expansion in the correspondent channel established in the second quarter of 2016 along with the addition of the Clayton Banks.
Other noninterest expense for year ended December 31, 2017 was $28.0 million, an increase of $5.5 million from the year ended December 31, 2016, reflecting an increase of various expenses associated with our overall growth, including the impact of the merger with the Clayton Banks in addition to increases in mortgage banking activities.
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
Our efficiency ratio was 66.8%, 75.4% and 76.2% for the years ended December 31, 2018, 2017 and 2016, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 64.1%, 67.3% and 70.6% for the years ended December 31,

2018, 2017 and 2016, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Return on average total assets	1.66%	1.37%	1.35%
Return on average shareholders' equity	12.7%	11.2%	14.7%
Dividend payout ratio	7.9%	—%	170.7%
Average shareholders’ equity to average assets	13.0%	12.2%	9.2%
Income tax
Income tax expense was $25.6 million, $21.1 million and $21.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. This reflects the federal rate change enacted by the Tax Reform Act on December 22, 2017, which resulted in a $5.9 million adjustment to reduce our deferred tax liability as of December 31, 2017. As such, our effective tax rates were 24.2%, 28.7% and 34.9% for the years ended December 31, 2018, 2017 and 2016, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and additional deductions for equity-based compensation upon the distribution of RSUs in addition to nondeductible stock offering costs related to the follow-on secondary offering completed during the second quarter of 2018.
Income tax expense for the year ended December 31, 2016 includes the $13.2 million increase in deferred tax liability associated with our conversion to a C corporation. From our formation in 2001 through September 16, 2016, we elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not subject to, and we did not pay, U.S. federal income taxes and we were not required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to June 30, 2016. We terminated our status as an S Corporation in connection with our initial public offering as of September 16, 2016. We commenced paying federal income taxes on our pre-tax net income in the third quarter of 2016 and our net income for each fiscal year and each interim period commencing on or after September 16, 2016 and each such period reflect a provision for federal income taxes. See “Pro forma income tax expense and net income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation for the full period.
Pro forma income tax expense and net income
We have determined that had we been taxed as a C Corporation and paid U.S. federal income tax for the year ended December 31, 2016, our combined effective income tax rate would have been 36.75%. This pro forma effective rate reflects a U.S. federal income statutory tax rate of 35.00% on corporate income and the fact that a portion of our net income in this period was derived from nontaxable investment income and other nondeductible expenses. Our net income for the years ended December 31, 2016 was $40.6 million and our tax-equivalent net interest income for the same period was $113.3 million. Had we been subject to U.S. federal income tax during these periods, on a pro forma basis, our provision for combined federal and state income tax would have been $22.9 million for the year ended December 31, 2016. The increase in such pro forma provision for U.S. federal income tax would have resulted primarily from the increase in our net income for the period. As a result of the foregoing factors, our unaudited pro forma net income (after U.S. federal income tax) for the year ended December 31, 2016 would have been $39.4 million.

Financial condition
The following discussion of our financial condition compares the year ended December 31, 2018 with the year ended December 31, 2017.
Total assets
Our total assets were $5.14 billion at December 31, 2018.  This compares to total assets of $4.73 billion as of December 31, 2017. This increase was largely attributable to an increase of $500.6 million in loans held for investment driven by strong demand for our loan products in our markets and the success of our growth initiatives. The growth was partially offset by a $247.4 million decrease in loans held for sale, reflecting the decline in the mortgage market and derecognition of rebooked GNMA delinquent loans, which made up $43.0 million of total loans held for sale as of December 31, 2017.

Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 71.4% and 67.0% of our total assets as of December 31, 2018 and 2017, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”). At December 31, 2018 and 2017, loans held for investment included approximately $88.8 million and $62.9 million, respectively, related to participated loans. Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. At December 31, 2018 and 2017, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans
Loans increased $500.6 million, or 15.8%, to $3.67 billion as of December 31, 2018 as compared to $3.17 billion as of December 31, 2017. Our loan growth during the year ended December 31, 2018 has been composed of increases of $152.0 million, or 21.3%, in commercial and industrial loans, $107.7 million, or 24.0%, in construction loans, $148.7 million, or 27.0%, in non-owner occupied commercial real estate loans, $83.4 million, or 11.3%, in residential real estate loans and $11.2 million, or 5.1%, in consumer and other loans, respectively. These increases were slightly offset by a $2.3 million, or 0.5%, decrease in owner occupied commercial real estate loans. The increase in loans during the year ended December 31, 2018 is attributable to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.
Loans by type
The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	As of December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$867,083	24%	$715,075	23%	$386,233	21%	$318,791	19%	$265,818	18%
Construction	556,051	15%	448,326	14%	245,905	13%	238,170	14%	165,957	12%
Residential real estate:
1-to-4 family	555,815	16%	480,989	15%	294,924	16%	290,704	17%	266,641	19%
Line of credit	190,480	5%	194,986	6%	177,190	10%	171,526	10%	159,868	11%
Multi-family	75,457	2%	62,374	2%	44,977	2%	59,510	3%	52,238	4%
Commercial real estate:
Owner-Occupied	493,524	13%	495,872	16%	357,346	19%	337,664	20%	291,161	21%
Non-Owner Occupied	700,248	19%	551,588	17%	267,902	15%	207,871	12%	151,980	11%
Consumer and other	228,853	6%	217,701	7%	74,307	4%	77,627	5%	62,233	4%
Total loans	$3,667,511	100%	$3,166,911	100%	$1,848,784	100%	$1,701,863	100%	$1,415,896	100%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2018 and 2017, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.
Banking regulators have established thresholds of less than 100% for concentrations in construction lending and less than 300% for concentrations in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total risk-based capital. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to total risk-based capital. Management strives to operate within the thresholds set forth above. When a company's ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management. The table below shows concentration ratios for the Bank and Company as of December 31, 2018 and 2017, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
December 31, 2018
Construction	99.1%	95.4%
Commercial real estate	237.5%	228.6%
December 31, 2017
Construction	96.2%	90.3%
Commercial real estate	228.3%	214.4%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below and in the “Business: Products and Services: Lending Strategy” section of this Annual Report.
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of December 31, 2018, our commercial and industrial loans comprised of $867.1 million, or 24% of loans, compared to $715.1 million, or 23% of loans, as of December 31, 2017.
Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of December 31, 2018, our owner occupied commercial real estate loans comprised $493.5 million, or 13% of loans, compared to $495.9 million, or 16%, of loans, as of December 31, 2017.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of December 31, 2018, our non-owner occupied commercial real estate loans comprised $700.2 million, or 19%, of loans, compared to $551.6 million, or 17% of loans, as of December 31, 2017.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of December 31, 2018, our residential real estate mortgage loans comprised $555.8 million, or 16% of loans, compared to $481.0 million, or 15%, of loans as of December 31, 2017.
Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of December 31, 2018 comprised $190.5 million or 5% of loans compared to $195.0 million, or 6%, of loans as of December 31, 2017.
Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of December 31, 2018 comprised $75.5 million, or 2% of loans, compared to $62.4 million, or 2%, of loans as of December 31, 2017.

Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of December 31, 2018, our construction loans comprised $556.1 million, or 15% of loans compared to $448.3 million, or 14% of loans as of December 31, 2017.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of December 31, 2018, our consumer and other loans comprised $228.9 million, or 6% of loans, compared to $217.7 million, or 7% of loans as of December 31, 2017.
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of December 31, 2018 and 2017. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2018
Commercial and industrial	$316,253	$442,720	$108,110	$867,083
Commercial real estate:
Owner occupied	82,141	296,303	115,080	493,524
Non-owner occupied	92,418	345,241	262,589	700,248
Residential real estate:
1-to-4 family	55,553	223,346	276,916	555,815
Line of credit	10,382	41,024	139,074	190,480
Multi-family	2,226	18,706	54,525	75,457
Construction	233,108	256,079	66,864	556,051
Consumer and other	31,580	52,516	144,757	228,853
Total ($)	$823,661	$1,675,935	$1,167,915	$3,667,511
Total (%)	22.5%	45.7%	31.8%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2017
Commercial and industrial	$311,406	$304,202	$99,467	$715,075
Commercial real estate:
Owner occupied	87,299	277,204	131,369	495,872
Non-owner occupied	85,892	250,050	215,646	551,588
Residential real estate:
1-to-4 family	47,063	203,984	229,942	480,989
Line of credit	17,188	41,368	136,430	194,986
Multi-family	4,354	20,803	37,217	62,374
Construction	202,787	172,094	73,445	448,326
Consumer and other	47,016	61,231	109,454	217,701
Total ($)	$803,005	$1,330,936	$1,032,970	$3,166,911
Total (%)	25.4%	42.0%	32.6%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of December 31, 2018 and 2017:

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2018
Commercial and industrial	$195,589	$355,241	$550,830
Commercial real estate:
Owner occupied	346,356	65,027	411,383
Non-owner occupied	289,990	317,840	607,830
Residential real estate:
1-to-4 family	468,048	32,214	500,262
Line of credit	25,196	154,902	180,098
Multi-family	69,301	3,930	73,231
Construction	121,451	201,492	322,943
Consumer and other	193,115	4,158	197,273
Total ($)	$1,709,046	$1,134,804	$2,843,850
Total (%)	60.1%	39.9%	100.0%
(1) Included in fixed interest rates are loans totaling $78.5 million at December 31, 2018, in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2017
Commercial and industrial	$176,858	$226,811	$403,669
Commercial real estate:
Owner occupied	333,577	74,996	408,573
Non-owner occupied	244,652	221,044	465,696
Residential real estate:
1-to-4 family	383,334	50,592	433,926
Line of credit	757	177,041	177,798
Multi-family	56,313	1,707	58,020
Construction	90,003	155,536	245,539
Consumer and other	162,529	8,156	170,685
Total ($)	$1,448,023	$915,883	$2,363,906
Total (%)	61.3%	38.7%	100.0%
(1) Included in fixed interest rates are loans totaling $29.6 million at December 31, 2017, in which the Company has entered into variable rate swap contracts.

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2018 and 2017:

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2018
One year or less	$346,928	$476,733	$823,661
One to five years	993,441	682,494	1,675,935
More than five years	715,605	452,310	1,167,915
Total ($)	$2,055,974	$1,611,537	$3,667,511
Total (%)	56.1%	43.9%	100.0%
 (1) Included in fixed interest rates are loans totaling $78.5 million at December 31, 2018, in which the Company has entered into variable interest rate swap contracts.

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2017
One year or less	$342,779	$460,226	$803,005
One to five years	830,210	500,726	1,330,936
More than five years	617,813	415,157	1,032,970
Total ($)	$1,790,802	$1,376,109	$3,166,911
Total (%)	56.5%	43.5%	100.0%
 (1) Included in fixed interest rates are loans totaling $29.6 million at December 31, 2017, in which the Company has entered into variable interest rate swap contracts.

Of the loans shown above with floating interest rates totaling $1,611.5 million as of December 31, 2018, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of December 31, 2018
Loans with current rates above floors	$250,867	$—	$218,907	$—	$307,355	$—
Loans with current rates below floors:
1-25 bps	4,704	1.24	4,716	11.05	2,723	18.45
26-50 bps	1,391	43.84	6,214	46.70	7,031	40.77
51-75 bps	3	56.00	11,034	74.36	12,206	59.04
76-100 bps	26	100.00	6	100.00	3,656	78.48
101-125 bps	—	—	45	110.56	—	—
126-150 bps	49	150.00	—	—	221	143.78
151-200 bps	—	—	32	165.00	109	166.06
200-250 bps	—	—	9	250.00	82	248.00
251 bps and above	539	850.00	—	—	—	—
Total loans with current rates below floors	$6,712	$2.08	$22,056	$4.88	$26,028	$4.24
Asset quality
In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions, including extensions or interest rate modifications, to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. Furthermore, we are committed to collecting on all of our loans and which can result in us carrying higher nonperforming assets. We believe this practice leads to higher recoveries in the long-term.
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
Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at December 31, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
As of December 31, 2018 and 2017, we had $31.4 million and $72.3 million, respectively, in nonperforming assets. As of December 31, 2018 and 2017, other real estate owned included $5.4 million and $5.9 million, respectively, of excess land and facilities resulting from the merger with the Clayton Banks that is held for sale. Other nonperforming assets, including other repossessed non-real estate, as of December 31, 2018 and December 31, 2017 included $1.6 million and $2.4 million, respectively, in other repossessed assets. During 2018, we sold restricted marketable equity securities received in satisfaction of a previously charged off loan that represented $0.7 million of other nonperforming assets at December 31, 2017.
As of December 31, 2017, the amount of loans held for sale that are 90 days or more past due includes government guaranteed GNMA mortgage loans that the Bank, as the original transferor and servicer, has the right, but not obligation, to repurchase totaling $43.0 million at December 31, 2017 with an offsetting liability in the same amount. This option was not exercised and the rebooked GNMA loans were derecognized in 2018. At December 31, 2018, there were $67.4 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, we did not rebook any delinquent GNMA loans as of December 31, 2018; however, we continue to assess on a quarterly basis.
If our nonperforming assets would have been current during the year ended December 31, 2018 and 2017, we would have recorded an additional income of $0.6 million and $0.5 million, respectively. We had net interest recoveries of $1.4 million and $3.3 million for the year ended December 31, 2018 and 2017, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods.
The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Loan Type
Commercial and industrial	$6,189	$623	$1,424	$1,732	$2,214
Construction	283	541	271	305	3,142
Residential real estate:
1-to-4 family mortgage	3,441	3,504	2,986	2,392	4,022
Residential line of credit	1,761	833	1,034	1,437	1,163
Multi-family mortgage	—	—	—	—	1,165
Commercial real estate:
Owner occupied	2,620	2,940	2,007	1,974	2,528
Non-owner occupied	1,276	1,371	2,251	3,512	2,827
Consumer and other	1,156	285	85	235	142
Total nonperforming loans held for investment	16,726	10,097	10,058	11,587	17,203
Loans held for sale(1)	397	43,355	—	—	—
Other real estate owned	12,643	16,442	7,403	11,641	7,259
Other	1,637	2,369	1,654	1,654	1,654
Total nonperforming assets	$31,403	$72,263	$19,115	$24,882	$26,116
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.46%	0.32%	0.54%	0.68%	1.21%
Total nonperforming assets as a percentage of total assets	0.61%	1.53%	0.58%	0.86%	1.01%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.06%	0.04%	0.04%	0.03%	0.08%
Loans restructured as troubled debt restructurings	$6,794	$8,604	$8,802	$15,289	$18,823
Troubled debt restructurings as a percentage of total loans held for investment	0.19%	0.27%	0.48%	0.90%	1.33%
(1) Amount for December 31, 2017, includes $43.0 million in rebooked GNMA loans which the Company is under no obligation to repurchase. See the previous discussion of serviced GNMA loans eligible for repurchase and the impact of our repurchases of delinquent mortgage loans under the GNMA optional repurchase program. See Note 1, “Basis of presentation” in the notes to the consolidated financial statements for additional detail on rebooked GNMA loans.
Total nonperforming loans as a percentage of loans were 0.46% as of December 31, 2018 as compared to 0.32% as of December 31, 2017. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 173.0% as of December 31, 2018 as compared to 238.1% as of December 31, 2017.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $9.2 million at December 31, 2018, as compared to $15.1 million at December 31, 2017.
Under acquisition accounting rules, acquired loans were recorded at their estimated fair value at acquisition. We recorded the loan portfolio acquired from the Clayton Banks at fair value as of the July 31, 2017 acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses; however, as of December 31, 2018, the allowance included $0.9 million in reserves related to subsequent deterioration since the acquisition date.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “(Loss) gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $5.8 million were sold as of year ended December 31, 2018, resulting in a net loss of $0.1 million. Other real estate owned with a cost basis of $5.7 million were sold during the year ended December 31, 2017, resulting in a net gain of $0.8 million.

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
Loans totaling $66.5 million and $55.5 million were classified as substandard under our policy at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, $22.3 million and $32.0 million of substandard loans were purchased credit impaired in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at December 31, 2018 and 2017.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512

Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2017
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076

Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911
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
In addition, on a regular basis, management and the Company’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $28.9 million and $24.0 million and represented 0.79% and 0.76% of loans held for investment at December 31, 2018 and 2017, respectively.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	As of December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of loans	Amount	% of loans	Amount	% of loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$5,348	24%	$4,461	23%	$5,309	21%	$5,135	19%	$6,600	18%
Construction	9,729	15%	7,135	14%	4,940	13%	5,143	14%	3,721	12%
Residential real estate:
1-to-4 family mortgage	3,428	16%	3,197	15%	3,197	16%	4,176	17%	6,364	19%
Residential line of credit	811	5%	944	6%	1,613	10%	2,201	10%	2,790	11%
Multi-family mortgage	566	2%	434	2%	504	2%	311	3%	184	4%
Commercial real estate:
Owner occupied	3,132	13%	3,558	16%	3,302	19%	3,682	20%	6,075	21%
Non-owner occupied	4,149	19%	2,817	17%	2,019	15%	2,622	12%	2,641	11%
Consumer and other	1,769	6%	1,495	7%	863	4%	1,190	5%	655	4%
Total allowance	$28,932	100%	$24,041	100%	$21,747	100%	$24,460	100%	$29,030	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

		Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan loss at beginning of period	$24,041	$21,747	$24,460	$29,030	$32,353
Charge-offs:
Commercial and industrial	(898)	(584)	(562)	(953)	(1,514)
Construction	(29)	(27)	(2)	(81)	(292)
Residential real estate:
1-to-4 family mortgage	(138)	(200)	(224)	(828)	(1,486)
Residential line of credit	(36)	(276)	(132)	(230)	(462)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	(91)	(288)	(249)	(1,062)	(688)
Non-owner occupied	—	—	(527)	(54)	(1,008)
Consumer and other	(1,613)	(1,152)	(1,154)	(1,136)	(911)
Total charge-offs	$(2,805)	$(2,527)	$(2,850)	$(4,344)	$(6,361)
Recoveries:
Commercial and industrial	390	1,894	524	112	610
Construction	1,164	1,084	216	1,354	539
Residential real estate:
1-to-4 family mortgage	171	159	127	161	222
Residential line of credit	178	395	174	286	166
Multi-family mortgage	—	—	—	—	3,065
Commercial real estate:
Owner occupied	143	61	140	35	162
Non-owner occupied	51	1,646	195	342	568
Consumer and other	550	532	240	548	422
Total recoveries	$2,647	$5,771	$1,616	$2,838	$5,754
Net recoveries (charge offs)	(158)	3,244	(1,234)	(1,506)	(607)
Provision for loan losses	5,398	(950)	(1,479)	(3,064)	(2,716)
Adjustments for transfers to loans HFS(1)	(349)	—	—	—	—
Allowance for loan loss at the end of period	$28,932	$24,041	$21,747	$24,460	$29,030
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	—%	0.13%	(0.07)%	(0.10)%	(0.04)%
Allowance for loan loss as a percentage of loans at end of period	0.79%	0.76%	1.18%	1.50%	2.05%
Allowance of loan loss as a percentage of nonperforming loans	172.98%	238.10%	216.22%	211.10%	168.75%
(1) See Note 1. Basis of Presentation for discussion regarding this adjustment.

Mortgage loans held for sale
Mortgage loans held for sale were $278.8 million at December 31, 2018 compared to $526.2 million at December 31, 2017. Interest rate lock volume for the year ended December 31, 2018 and 2017 totaled $7,121.3 million and $7,570.4 million, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Rising interest rates during the year ended December 31, 2018 resulted in slow down of interest rate lock volume and resulted in a reduction of interest rate lock commitments in the pipeline at the end of 2018 compared with the end of the previous year. Interest rate lock commitments in the pipeline at December 31, 2018 and 2017 were $318.7 million and $504.2 million, respectively.
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
Total deposits were $4.17 billion and $3.66 billion as of December 31, 2018 and 2017, respectively. Noninterest-bearing deposits at December 31, 2018 and 2017 were $949.1 million and $888.2 million, respectively, while interest-bearing deposits were $3.22 billion and $2.78 billion at December 31, 2018 and 2017, respectively. The 13.8% increase in total deposits is attributed to a continued focus on deposit growth, other movements in customer activity including additional deposits from certain large depositors, and the purchase of $53.9 million brokered deposits at the end of the third quarter of 2018.
Brokered and internet time deposits at December 31, 2018 and 2017 was $103.1 million and $85.7 million, respectively. The increase of $17.4 million was due to expected run-off of brokered and internet time deposits acquired through the merger with the Clayton Banks offset by a purchase of $53.9 million brokered deposits during the third quarter of 2018. The larger purchase of brokered deposits was an opportunity to lower our funding costs by swapping short-term FHLB borrowing with brokered time deposits due to lower rates available in the market. This decision does not reflect a change in philosophy of growing customer loans funded by core customer deposits.
Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $53.5 million and $53.7 million at December 31, 2018 and 2017, respectively.
Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $448.2 million at December 31, 2018 compared to $368.5 million at December 31, 2017. The increase in public deposits is mainly attributed to notable increase concentrated in a few large customers.
In connection with the merger of the Clayton Banks, a significant amount of the $184.2 million cash portion of the purchase price together with pre-acquisition dividends were deposited in interest-bearing accounts with our Bank. Since that time, as expected, these deposit balances have declined and should continue to decline throughout 2019.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed in Note 23 to the consolidate financial statements included in this Annual Report. The mix between noninterest-bearing and interest-bearing as of December 31, 2018 shifted slightly due to rising rates of interest-bearing deposits when compared to December 31, 2017. Management continues to focus on strategic pricing to grow noninterest-bearing deposits while allowing more costly funding sources, including brokered deposit and internet time deposits acquired through the merger with the Clayton Banks, to mature.
Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest earned and yield analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of December 31,
	2018			2017			2016
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest-bearing demand	$949,135	23%	—	$888,200	24%	—	$697,072	26%	—
Interest-bearing demand	863,706	21%	0.73%	895,140	24%	0.48%	711,918	27%	0.38%
Savings deposits	174,940	4%	0.15%	178,320	5%	0.16%	134,077	5%	0.37%
Customer time deposits	1,016,638	24%	1.40%	602,628	16%	0.66%	389,500	15%	0.48%
Brokered and internet time deposits	103,107	2%	1.79%	85,701	2%	1.54%	1,531	—%	0.13%
Total deposits	$4,171,717	100%	0.76%	$3,664,395	100%	0.42%	$2,671,562	100%	0.29%
Customer Time Deposits
0.00-0.50%	$34,696	3%		$112,980	19%		$205,550	53%
0.51-1.00%	196,032	19%		258,790	43%		158,257	41%
1.01-1.50%	124,007	12%		127,091	21%		16,209	4%
1.51-2.00%	60,286	6%		87,038	14%		7,855	2%
2.01-2.50%	260,173	26%		11,791	2%		1,603	—%
Above 2.50%	341,444	34%		4,938	1%		26	—%
Total customer time deposits	1,016,638	100%		$602,628	100%		$389,500	100%
Brokered and Internet Time Deposits
0.00-0.50%	787	1%		681	1%		1,531	100%
0.51-1.00%	548	1%		713	1%		—	—%
1.01-1.50%	21,211	21%		59,419	70%		—	—%
1.51-2.00%	15,204	15%		20,922	24%		—	—%
2.01-2.50%	63,167	60%		3,618	4%		—	—%
Above 2.50%	2,190	2%		348	—%		—	—%
Total brokered and internet time deposits	103,107	100%		85,701	100%		1,531	100%
Total time deposits	$1,119,745			$688,329			$391,031

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of December 31, 2018 and 2017:

	As of December 31, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$142,472	$95,209	$237,681
Over Three to Six	86,877	57,592	144,469
Over Six to Twelve	241,516	132,204	373,720
Over Twelve	236,972	126,903	363,875
Total	$707,837	$411,908	$1,119,745

	As of December 31, 2017
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$46,693	$55,234	$101,927
Over Three to Six	93,662	51,851	145,513
Over Six to Twelve	104,433	80,157	184,590
Over Twelve	146,995	109,304	256,299
Total	$391,783	$296,546	$688,329
Investment portfolio
Our investment portfolio provides liquidity and certain investment securities in our portfolio serve as collateral for certain deposits and other types of borrowings. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	December 31,
	2018		2017		2016
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$989	—%	$986	—%	$985	—%
Mortgage-backed securities	508,580	78%	418,781	78%	443,908	78%
Municipals, tax exempt	138,887	21%	109,251	21%	116,923	20%
Treasury securities	7,242	1%	7,252	1%	11,757	2%
Total securities available for sale	$655,698	100%	$536,270	100%	$573,573	100%
The balance of our available-for-sale debt securities portfolio at December 31, 2018 was $655.7 million compared to $536.3 million at December 31, 2017.  During the years ended December 31, 2018, 2017 and 2016, we purchased $203.8 million, $81.4 million and $316.4 million in investment securities, respectively. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 81.4%, 73.4% and 83.0% of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 18.6%, 26.6% and 17.0%, respectively of total securities purchased in the years ended December 31, 2018, 2017 and 2016, respectively. The carrying value of securities sold during the years ended December 31, 2018, 2017 and 2016 totaled $2.7 million, $94.7 million and $271.1 million, respectively. Maturities and calls of securities during the years ended December 31, 2018, 2017 and 2016, totaled $73.1 million, $83.3 million and $104.4 million, respectively. As of December 31, 2018 and 2017, net unrealized losses of $12.3 million and $4.8 million, respectively, were recorded on available-for-sale debt securities.
As of December 31, 2018 and December 31, 2017, the Company had $3.1 million and $7.7 million, respectively, in equity securities recorded at fair value. Net losses of $81 thousand were recognized due to the changes in fair value of these equity securities during the year ended December 31, 2018. As of January 1, 2018, the Company adopted ASU 2016-01 and reclassified $3.6 million of other securities without readily determinable market values to other assets. The provisions of this update require that equity securities be carried at fair value on the balance sheet with any periodic changes in value as adjustments to the income statement.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of December 31, 2018 and 2017:

	As of December 31,
	2018			2017
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—%	—%	$—	—%	—%
Maturing in one to five years	7,242	1.1%	1.76%	7,252	1.4%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	7,242	1.1%	1.76%	7,252	1.4%	1.76%
Government agency securities:
Maturing within one year	989	0.2%	1.43%	—	—%	—%
Maturing in one to five years	—	—%	—%	986	0.2%	1.43%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	989	0.2%	1.43%	986	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	15,039	2.3%	6.14%	925	0.2%	3.86%
Maturing in one to five years	6,498	1.0%	4.86%	20,640	3.8%	4.18%
Maturing in five to ten years	18,387	2.8%	4.68%	19,588	3.7%	3.84%
Maturing after ten years	98,963	15.1%	4.13%	68,098	12.7%	3.07%
Total obligations of state and municipal subdivisions	138,887	21.2%	4.46%	109,251	20.4%	3.42%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	11,988	1.8%	3.07%	23	—%	3.94%
Maturing after ten years	496,592	75.7%	2.67%	418,758	78.0%	2.32%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	508,580	77.5%	2.68%	418,781	78.0%	2.32%
Total investment securities	$655,698	100.0%	2.99%	$536,270	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.
The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
As of As of December 31, 2018
US Government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
	$668,033	$2,756	$(15,091)	$655,698
As of As of December 31, 2017
US Government agency securities	$999	$—	$(13)	$986
Mortgage-backed securities	425,557	374	(7,150)	418,781
Municipals, tax exempt	107,127	2,692	(568)	109,251
Treasury securities	7,345	—	(93)	7,252
	$541,028	$3,066	$(7,824)	$536,270
Borrowed funds
Deposits and investment securities available for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into client purchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs in addition to the overall interest rate environment and cost of public funds. Borrowings include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds and subordinated debt.
The following table sets forth our total borrowings segmented by years to maturity as of December 31, 2018:

	December 31, 2018
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
December 31, 2019	$195,141	86%	2.35%
December 31, 2020	59	—%	5.49%
December 31, 2021	283	—%	5.77%
December 31, 2022	692	—%	5.72%
December 31, 2023	124	—%	5.30%
Thereafter	31,477	14%	5.87%
Total	$227,776	100%	2.85%
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $15.1 million and $14.3 million at December 31, 2018 and 2017, respectively.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $240.0 million and $165.0 million as of December 31, 2018 and 2017, respectively. There were no borrowings against the line at December 31, 2018 or 2017.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $619.0 million and qualifying commercial mortgages of $608.7 million as collateral securing a line of credit with a total borrowing capacity of $737.0 million as of December 31, 2018. As of December 31, 2017, we pledged qualifying residential mortgages of $761.2 million and qualifying commercial mortgages of $207.4 million as collateral securing a line of credit with a total borrowing capacity of $671.5 million.
Borrowings against our line totaled $181.8 million and $302.4 million as of December 31, 2018 and 2017, respectively. Total borrowings comprised $1.8 million and $12.4 million in long-term advances as of December 31, 2018 and 2017, respectively, and $80.0 million and $190.0 million in overnight cash management advances (CMAs) as of December 31, 2018 and 2017, respectively. In addition, a letter of credit with the FHLB of $100.0 million was pledged at December 31, 2018 to secure public funds that required collateral. Overnight borrowings include $100.0 million in variable rate advances borrowed during the third quarter of 2017 as part of the funding strategy for the Clayton Banks merger. These advances have 90 day fixed rate repricing terms. An additional line of $800.0 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $388.1 million and $302.4 million for the years ended December 31, 2018 and 2017, respectively. The weighted average interest rate on FHLB borrowings was 1.93% and 1.61% for the year ended December 31, 2018 and 2017.
Additionally, the Bank maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2018 and 2017. As of December 31, 2018 and 2017, $1,336.1 million and $737.9 million of qualifying loans and $8.6 million and $13.5 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $934.7 million and $529.5 million.
Subordinated Debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of December 31, 2018 and 2017, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.97% and 4.82% at December 31, 2018 and 2017, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.65% and 4.59% at December 31, 2018 and 2017, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.

Liquidity and capital resources
Bank liquidity management
We are expected to maintain adequate liquidity at the Bank to meet the cash flow requirements of clients who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our Liquidity and Interest Rate Risk Policy is intended to cause the Bank to maintain adequate liquidity and, therefore, enhance our ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain our operations. We accomplish this through management of the maturities of our interest-earning assets and interest-bearing liabilities. We believe that our present position is adequate to meet our current and future liquidity needs.
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
As part of our liquidity management strategy, we are also focused on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest-bearing and other low-cost deposits and replacing higher cost funding including time deposits and borrowed funds. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. As a result of these strategies, we have been able to maintain a relatively low cost of funds in an increasing rate environment.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2018 and 2017, securities with a carrying value of $326.2 million and $337.6 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding overnight CMAs at December 31, 2018 and 2017 were $80.0 million and $190.0 million, respectively. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy of merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings.  At December 31, 2018 and 2017, the balance of our outstanding additional long-term advances with the FHLB were $1.8 million and $12.4 million, respectively. The remaining balance available with the FHLB was $455.2 million and $369.1 million at December 31, 2018 and 2017.  We also maintain lines of credit with other commercial banks totaling $240.0 million and $165.0 million as of December 31, 2018 and 2017. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines at December 31, 2018 or 2017.
See discussion of deposit composition and seasonality in management's discussion and analysis of deposits.
Holding company liquidity management
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” "Item 1A. Risk Factors - Risks related to our business" and " Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy," sections in this Annual Report.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of December 31, 2018 and 2017, $164.9 million and $105.5 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

During the year ended December 31, 2018, the Company declared dividends of $0.20 per share, or $6.4 million. Subsequent to December 31, 2018, the Company declared its fourth quarter dividend in the amount of $0.08 per share, or $2.5 million payable to stockholders of record as of February 1, 2019 on February 15, 2019.
Additionally, at December 31, 2018 and 2017, the Company had cash balances on deposit with the Bank totaling $17.4 million and $25.8 million, respectively, for ongoing corporate needs.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the year ended December 31, 2018, the Company paid expenses totaling $0.7 million related to the completion of a follow-on secondary offering whereby the former majority shareholder was the seller. No such expenses were incurred during the year ended December 31, 2017. We believe that our present position is adequate to meet our current and future liquidity needs.
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
As a result of recent developments such as the Dodd-Frank Act and Basel III, we have become subject to increasingly stringent regulatory capital requirements beginning in 2015. For further discussion of the changing regulatory framework in which we operate, see "Item 1. Business - Supervision and regulation" in this Annual Report.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of December 31, 2018 and 2017, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
December 31, 2018
Common Equity Tier 1 (CET1)
FB Financial Corporation	$524,013	11.7%	>	$201,543	>	4.5%		N/A		N/A
FirstBank	$532,395	11.9%	>	$201,326	>	4.5%	>	$290,804	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$582,945	13.0%	>	$358,735	>	8.0%		N/A		N/A
FirstBank	$561,327	12.5%	>	$359,249	>	8.0%	>	$449,062	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$554,013	12.4%	>	$268,071	>	6.0%		N/A		N/A
FirstBank	$532,395	11.9%	>	$268,434	>	6.0%	>	$357,913	>	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	>	$194,391	>	4.0%		N/A		N/A
FirstBank	$532,395	10.9%	>	$195,374	>	4.0%	>	$244,218	>	5.0%
December 31, 2017
Common Equity Tier 1 (CET1)
FB Financial Corporation	$442,381	10.7%	>	$185,874	>	4.5%		N/A		N/A
FirstBank	$442,061	10.7%	>	$185,567	>	4.5%	>	$268,041	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$496,422	12.0%	>	$330,672	>	8.0%		N/A		N/A
FirstBank	$466,102	11.3%	>	$329,984	>	8.0%	>	$412,480	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$472,381	11.4%	>	$247,969	>	6.0%		N/A		N/A
FirstBank	$442,061	10.7%	>	$247,422	>	6.0%	>	$329,896	>	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.5%	>	$180,643	>	4.0%		N/A		N/A
FirstBank	$442,061	9.8%	>	$180,987	>	4.0%	>	$226,234	>	5.0%

We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at December 31, 2018 and 2017, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing stricter quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. While our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, the Dodd-Frank Act specifies that any such securities issued after May 19, 2010 may not be included in Tier 1 capital.
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
When fully implemented, the common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. When the Basel III Rules are fully effective in 2019, banks will be required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.
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
The calculation of risk-weighted assets in the denominator of the Basel III capital ratios are adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and the Bank:

•	Commercial mortgages: Replaces the current 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Nonperforming loans: Replaces the current 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.

•	Securities pledged to overnight repurchase agreements: Replaced the current 0% risk weight with a 20% risk weight for repurchase agreements secured by mortgage back securities.

•	Unfunded lines of credit: Replaced the current 0% risk weight with 20% or higher based on risk category of collateral or guarantee for unfunded lines of credit maturing in one year or less.
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

•
MSRs (net of deferred tax in excess of 10% of Tier 1 capital before threshold based deductions must be deducted from common equity. The disallowable portion of MSRs will be phased in incrementally (40% in 2015; 60% in 2016; 80% in 2017 and beyond).

•
In addition, the combined balance of MSRs and deferred tax assets is limited to approximately 15% of the Bank's and the Company's common equity Tier 1 capital. These combined assets must be deducted from common equity to the extent that they exceed the 15% threshold.

•	Any portion of the Bank's and the Company's MSRs that are not deducted from the calculation of common equity Tier 1 is subject to a 100% risk weight.
On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the Rule for certain banks, including FirstBank. The final rules had provided for a number of adjustments to deductions from Tier 1 capital. Deductions included, for example, the requirement that MSRs, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Tier 1 Capital to the extent that any one such category exceeds 10% of Tier 1 capital or all such categories in the aggregate exceed 15% of Tier 1 capital.

Effective on January 1, 2018, the 2017 rule paused the full transition to the Basel III treatment, allowing the MSR disallowance to remain at 80%.
As of December 31, 2018 and 2017, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2017, the date of the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. As part of our ongoing balance sheet and capital management during the quarter, the Company sold $39.4 million of mortgage servicing rights on $3.18 billion of serviced mortgages. There was not a material gain or loss recognized in this transaction; however, the sale provided approximately $20.0 million in regulatory capital relief to support continued growth in the Banking segment of our business.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. The Company is currently evaluating the impact of this change in accounting standard.
On November 21, 2018, the federal banking agencies jointly issued a proposed rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). The Regulatory Relief Act mandates that the banking agencies develop a CBLR of not less than 8% and not more than 10% for qualifying community banking organizations. A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the proposed rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The Company is currently evaluating the impact of this proposed rule.
On November 14, 2018, the Company entered into a purchase agreement to purchase eleven Tennessee and three Georgia branch locations from Atlantic Capital Bank, N.A. The result of the transaction is expected to decrease capital ratios upon consummation of the acquisition.
Capital Expenditures
Currently, we have not entered into any capital commitments exceeding $1 million over the next twelve months; however, over the next twelve months we plan on investing approximately $9.6 million in branch improvements and expansion across our markets.
Shareholders’ equity
Our total shareholders’ equity was $671.9 million at December 31, 2018 and $596.7 million, at December 31, 2017. Book value per share was $21.87 at December 31, 2018 and $19.54 at December 31, 2017. The growth in shareholders’ equity was attributable to earnings retention offset by declared dividends, changes in accumulated other comprehensive income and activity related to equity-based compensation.
Off-balance sheet arrangements
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

	December 31,
	2018	2017
Loan commitments	$1,032,390	$977,276
Standby letters of credit	19,024	22,882

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.
For more information about our off-balance sheet arrangements, see "Part I. Financial Information - Notes to Consolidated Financial Statements - Note (15) - Commitments and contingencies" in this Annual Report.
Risk Management
There have been no significant changes in our Risk Management practices as described in "Item 1. Business - Risk Management" in our Annual Report.
Credit risk
There have been no significant changes in our Credit Risk Management practices as described in our "Item 1. Business - Risk Management - Credit risk management" in our Annual Report.
Contractual obligations
The following tables present, as of December 31, 2018, our significant fixed and determinable contractual obligations to third parties by payment date.  For more information about our contractual obligations, see "Part I. Financial Information - Notes to Consolidated Financial Statements - Note (15) - Commitments and contingencies" in this Annual Report.

	As of December 31, 2018 payments due in
(dollars in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Leases	$4,328	$7,328	$4,155	$6,250	$22,061
Time Deposits(1)	755,870	281,679	81,698	498	1,119,745
Securities sold under agreements to repurchase(1)	15,081	—	—	—	15,081
FHLB Advances(1)	180,060	342	816	547	181,765
Junior Subordinated Debt(1)	—	—	—	30,930	30,930
Total	$955,339	$289,349	$86,669	$38,225	$1,369,582

(1)	Excludes Interest

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
The Asset Liability Management Committee (“ALCO”), which is authorized by our board of directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	December 31,
(in basis points)	2018	2017	2018	2017
+400	9.7%	8.8%	12.3%	13.9%
+300	7.4%	6.6%	9.4%	10.6%
+200	5.1%	4.4%	6.6%	7.3%
+100	2.5%	2.0%	3.3%	3.6%
-100	(5.9)%	(6.7)%	(7.7)%	(9.2)%
-200	(14.2)%	(13.4)%	(18.1)%	(17.5)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	December 31,
(in basis points)	2018	2017
+400	(3.0)%	(8.8)%
+300	(1.9)%	(6.2)%
+200	(0.6)%	(3.5)%
+100	(0.1)%	(1.6)%
-100	(2.6)%	(3.3)%
-200	(11.8)%	(15.1)%

(1)
The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations for December 31, 2018 and 2017 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the variability in our loans held for sale and time deposit balances. As our mortgage loans held for sale increase, we become more asset sensitive. Conversely, as mortgage rates continue to rise, we expect our mortgage originations and mortgage loans held for sale to decline, which contribute to decreased asset sensitivity. As of December 31, 2018 the decrease in mortgage loans held for sale was offset by the increase in time deposits, which resulted in an overall asset sensitive position. Beta assumptions on loans and deposits were consistent for both time periods. The ALCO also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly.
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

The Company enters into rate lock commitments and forward loan sales contracts as part of our ongoing efforts to mitigate our interest rate risk exposure inherent in our mortgage pipeline and held for sale portfolio. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the client for a period of time, typically 30 days. Once an interest rate lock commitment is entered into with a client, we also enter into a forward commitment to sell the residential mortgage loan to secondary market investors. Forward loan sale contracts are contracts for delayed sale and delivery of mortgage loans to a counter party. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained.
Additionally, the Company enters into forward commitments, options and futures contracts that are not designated as hedging instruments, which serve as economic hedges of the change in fair value of its MSRs.
For more information about our derivative financial instruments, see Note 16, “Derivative Instruments,” in the notes to our consolidated financial statements.

Quarterly Results of Operations
Summarized unaudited quarterly operating results for the Company for the year ending December 31, 2018 and 2017 are as follows:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$54,848	$59,043	$62,612	$63,068
Interest expense	6,419	7,526	9,857	11,701
Net interest income	48,429	51,517	52,755	51,367
Provision for loan losses	317	1,063	1,818	2,200
Net interest income after provision for loan losses	48,112	50,454	50,937	49,167
Noninterest income	33,275	35,763	34,355	27,249
Noninterest expense	56,151	56,358	57,213	53,736
Income tax expense	5,482	7,794	6,702	5,640
Net income	$19,754	$22,065	$21,377	$17,040
Weighted average common shares outstanding:
Basic	30,613,284	30,678,732	30,692,668	30,717,008
Fully diluted	31,421,830	31,294,044	31,339,628	31,344,949
Earnings per share
Basic	$0.65	$0.72	$0.69	$0.55
Fully diluted	$0.63	$0.70	$0.68	$0.54

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$32,889	$33,278	$48,415	$55,031
Interest expense	2,638	2,851	4,805	6,048
Net interest income	30,251	30,427	43,610	48,983
Provision for loan losses	(257)	(865)	(784)	956
Net interest income after provision for loan losses	30,508	31,292	44,394	48,027
Noninterest income	31,087	35,657	37,820	37,017
Noninterest expense	46,417	49,136	69,224	57,540
Income tax expense	5,425	6,574	4,602	4,486
Net income	$9,753	$11,239	$8,388	$23,018
Weighted average common shares outstanding:
Basic	24,138,437	25,741,968	30,004,952	30,527,234
Fully diluted	24,610,991	26,301,458	30,604,537	31,166,080
Earnings per share
Basic	$0.40	$0.44	$0.28	$0.75
Fully diluted	$0.40	$0.43	$0.27	$0.74

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on this assessment management has determined that, as of December 31, 2018, the Company's internal control over financial reporting is effective based on the specified criteria.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
FB Financial Corporation
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FB Financial Corporation (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Franklin, Tennessee
March 12, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FB Financial Corporation:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FB Financial Corporation and its subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company's auditor from 2015 to 2017.

Jacksonville, Florida
March 16, 2018

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$38,381	$29,831
Federal funds sold	31,364	66,127
Interest-bearing deposits in financial institutions	55,611	23,793
Cash and cash equivalents	125,356	119,751
Investments:
Available-for-sale debt securities, at fair value	655,698	536,270
Equity securities, at fair value	3,107	7,722
Federal Home Loan Bank stock, at cost	13,432	11,412
Loans held for sale, at fair value	278,815	526,185
Loans	3,667,511	3,166,911
Less: allowance for loan losses	28,932	24,041
Net loans	3,638,579	3,142,870
Premises and equipment, net	86,882	81,577
Other real estate owned, net	12,643	16,442
Interest receivable	14,503	13,069
Mortgage servicing rights	88,829	76,107
Goodwill	137,190	137,190
Core deposit and other intangibles, net	11,628	14,902
Other assets	70,102	44,216
Total assets	$5,136,764	$4,727,713
LIABILITIES
Deposits
Noninterest-bearing	$949,135	$888,200
Interest-bearing checking	863,706	895,140
Money market and savings	1,239,131	1,192,726
Customer time deposits	1,016,638	602,628
Brokered and internet time deposits	103,107	85,701
Total deposits	4,171,717	3,664,395
Borrowings	227,776	347,595
Accrued expenses and other liabilities	65,414	118,994
Total liabilities	4,464,907	4,130,984
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,724,532 and 30,535,517 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	30,725	30,536
Additional paid-in capital	424,146	418,596
Retained earnings	221,213	147,449
Accumulated other comprehensive (loss) income, net	(4,227)	148
Total shareholders' equity	671,857	596,729
Total liabilities and shareholders' equity	$5,136,764	$4,727,713
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$221,001	$153,969	$105,865
Interest on securities
Taxable	12,397	10,084	10,646
Tax-exempt	4,047	4,006	3,372
Other	2,126	1,554	611
Total interest income	239,571	169,613	120,494

Interest expense:
Deposits	29,536	13,031	7,342
Borrowings	5,967	3,311	2,202
Total interest expense	35,503	16,342	9,544
Net interest income	204,068	153,271	110,950
Provision for loan losses	5,398	(950)	(1,479)
Net interest income after provision for loan losses	198,670	154,221	112,429

Noninterest income:
Mortgage banking income	100,661	116,933	117,751
Service charges on deposit accounts	8,502	7,426	7,722
ATM and interchange fees	10,013	8,784	7,791
Investment services and trust income	5,181	3,949	3,337
(Loss) gain from securities, net	(116)	285	4,407
(Loss) gain on sales or write-downs of other real estate owned	(99)	774	1,282
Gain (loss) from other assets	328	(664)	(103)
Other income	6,172	4,094	2,498
Total noninterest income	130,642	141,581	144,685

Noninterest expenses:
Salaries, commissions and employee benefits	136,892	130,005	113,486
Occupancy and equipment expense	13,976	13,010	12,272
Legal and professional fees	7,903	5,737	3,514
Data processing	9,100	6,488	4,181
Merger and conversion	1,594	19,034	3,268
Amortization of core deposit and other intangibles	3,185	1,995	2,132
Amortization of mortgage servicing rights	—	—	8,321
Impairment of mortgage servicing rights	—	—	4,678
Loss on sale of mortgage servicing rights	—	249	4,447
Regulatory fees and deposit insurance assessments	2,714	2,049	1,952
Software license and maintenance fees	2,371	2,758	3,380
Advertising	13,139	12,957	10,608
Other expense	32,584	28,035	22,551
Total noninterest expense	223,458	222,317	194,790

Income before income taxes	105,854	73,485	62,324
Income tax expense (Note 13)	25,618	21,087	21,733
Net income	$80,236	$52,398	$40,591
Earnings per share
Basic	$2.60	$1.90	$2.12
Fully diluted	2.55	1.86	2.10

Pro Forma (C Corporation basis) (unaudited) (Note 13):
Income tax expense	25,618	21,087	22,902
Net income	$80,236	$52,398	$39,422
Pro Forma Earnings per share (unaudited):
Basic	$2.60	$1.90	$2.06
Fully diluted	2.55	1.86	2.04
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$80,236	$52,398	$40,591
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of taxes of $2,025, $493 and $144	(5,439)	1,162	778
Reclassification adjustment for loss (gain) on sale of securities included in net income, net of taxes of $9, $112 and $298	44	(173)	(4,109)
Net change in unrealized gain in hedging activities, net of taxes of $366, $442, and $0	1,039	685	—
Reclassification adjustment for gain on hedging activities, net of taxes of $45, $0, and $0.	(128)	—	—
Total other comprehensive (loss) income, net of tax	(4,484)	1,674	(3,331)
Comprehensive income	$75,752	$54,072	$37,260
 See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except share and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at January 1, 2016	$17,180	$94,544	$122,493	$2,457	$236,674
Net income	—	—	40,591	—	40,591
Other comprehensive loss, net of taxes	—	—	—	(3,331)	(3,331)
Common stock issued, net of offering costs	6,765	108,760	—	—	115,525
Conversion of cash to stock-settled awards for:
Equity based incentive plans	—	2,388	—	—	2,388
Deferred compensation plan	—	3,000	—	—	3,000
Stock based compensation expense	—	4,693	—	—	4,693
Restricted stock units vested and distributed, net of shares withheld	142	(413)	—	—	(271)
Shares issued under employee stock purchase program	21	508	—	—	529
Dividends declared ($4.03 per share)	—	—	(69,300)	—	(69,300)
Balance at December 31, 2016	$24,108	$213,480	$93,784	$(874)	$330,498
Initial fair value election on mortgage servicing rights, net of taxes of $396	—	—	615	—	615
Net income	—	—	52,398	—	52,398
Other comprehensive income, net of taxes	—	—	—	1,674	1,674
Reclassification of the income tax effects of the Tax Cuts and Jobs Act to Retained earnings (Note 13)	—	—	652	(652)	—
Common stock issued, net of offering costs	4,807	147,914	—	—	152,721
Common stock issued in conjunction with acquisition of the Clayton Banks (See Note 2)	1,521	50,763	—	—	52,284
Stock based compensation expense	18	6,742	—	—	6,760
Restricted stock units vested and distributed, net of shares withheld	63	(919)	—	—	(856)
Shares issued under employee stock purchase program	19	616	—	—	635
Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729

Initial adoption of ASU 2016-01 (See note 1)	$—	$—	$(109)	$109	$—
Net income	—	—	80,236	—	80,236
Other comprehensive loss, net of taxes	—	—	—	(4,484)	(4,484)
Stock based compensation expense	17	7,190	—	—	7,207
Restricted stock units vested and distributed, net of shares withheld	143	(2,807)	—	—	(2,664)
Shares issued under employee stock purchase program	29	1,167	—	—	1,196
Dividends declared ($0.20 per share)	—	—	(6,363)	—	(6,363)
Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857
 See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$80,236	$52,398	$40,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,334	4,316	3,995
Amortization of core deposit and other intangibles	3,185	1,995	2,132
Capitalization of mortgage servicing rights	(54,913)	(58,984)	(46,070)
Amortization of mortgage servicing rights	—	—	8,321
Net change in fair value of mortgage servicing rights	2,763	4,023	—
Impairment of mortgage servicing rights	—	—	4,678
Stock-based compensation expense	7,207	6,760	4,693
Provision for loan losses	5,398	(950)	(1,479)
Provision for mortgage loan repurchases	174	810	512
Accretion of yield on purchased loans	(7,608)	(5,419)	(3,538)
Accretion of discounts and amortization of premiums on securities, net	2,768	2,693	2,326
Loss (gain) from securities, net	116	(285)	(4,407)
Originations of loans held for sale	(5,958,066)	(6,331,458)	(4,671,561)
Repurchases of loans held for sale	(12,232)	—	—
Proceeds from sale of loans held for sale	6,260,532	6,408,198	4,534,837
Gain on sale and change in fair value of loans held for sale	(88,743)	(107,189)	(115,485)
Loss (gain) on sale of mortgage servicing rights	—	249	(3,406)
Net (gain) or write-downs of other real estate owned	99	(774)	(1,282)
(Gain) loss on other assets	(328)	664	103
Provision for deferred income taxes	6,359	6,458	9,257
Changes in:
Other assets and interest receivable	(22,966)	6,478	(24,730)
Accrued expenses and other liabilities	(16,107)	47,627	15,312
Net cash provided by (used in) operating activities	212,208	37,610	(245,201)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	2,742	94,743	271,148
Maturities, prepayments and calls	73,066	83,344	104,368
Purchases	(203,844)	(81,353)	(316,384)
Net increase in loans	(491,774)	(241,379)	(127,949)
Purchases of FHLB stock	(2,020)	—	—
Proceeds from sale of mortgage servicing rights	39,428	11,686	34,118
Purchases of premises and equipment	(10,144)	(4,545)	(4,784)
Proceeds from the sale of premises and equipment	357	39	46
Proceeds from the sale of other real estate owned	4,819	5,438	6,696
Proceeds from the sale of other assets	869	—	—
Net cash paid in business combination	—	(135,141)	—
Net cash used in investing activities	(586,501)	(267,168)	(32,741)
Cash flows from financing activities:
Net increase in demand deposits	75,906	14,682	167,616
Net increase (decrease) in time deposits	431,416	(1,367)	65,472
Net (decrease) increase in borrowings	(119,819)	46,311	36,704
Share based compensation withholding obligation	(2,664)	—	—
Net proceeds from sale of common stock	1,196	153,356	116,054
Dividends paid	(6,137)	—	(69,300)
Net cash provided by financing activities	379,898	212,982	316,546
Net change in cash and cash equivalents	5,605	(16,576)	38,604
Cash and cash equivalents at beginning of the period	119,751	136,327	97,723
Cash and cash equivalents at end of the period	$125,356	$119,751	$136,327

Supplemental cash flow information:
Interest paid	$31,992	$15,470	$9,474
Taxes paid	24,387	22,292	1,307
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,138	$3,605	$2,724
Transfers from other real estate owned to loans	1,019	256	1,548
Transfers from loans held for sale to loans	14,732	11,706	17,963
Transfers from loans to loans held for sale	11,888	—	—
Rebooked GNMA loans under optional repurchase program	—	43,035	—
Derecognition of rebooked GNMA delinquent loans (See Note 1)	43,035	—	—
Stock consideration paid in business combination	—	52,284	—
Conversion of cash-settled to stock settled compensation	—	—	5,388
Trade date payable - securities	2,120	348	—
Dividends declared not paid on restricted stock units	226	—	—
Adoption of ASU 2016-01 (See Note 1)	(109)	—	—
Fair value election of mortgage servicing rights	—	1,011	—
See accompanying notes to consolidated financial statements.

Note (1)—Basis of presentation:
(A) Organization and Company overview:
FB Financial Corporation (f/k/a First South Bancorp, Inc.) (the “Company”) is a bank holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"), with 56 full-service branches throughout Tennessee, north Alabama, and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
On November 14, 2018, the Bank entered into a Purchase and Assumption Agreement to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, “Atlantic Capital”), further increasing market share in existing markets and expanding the Company's footprint into new locations. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of this acquisition.
The Bank is subject to competition from other financial services companies and financial institutions. The Company and the Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. See "Supervision and regulation" in part 1, item 1, for more details regarding regulatory oversight.
On June 28, 2016, the Company declared a 100-for-1 stock split, increasing the number of issued and authorized shares from 171,800 to 17,180,000 and 250,000 to 25,000,000, respectively. Additional shares issued as a result of the stock split were distributed immediately upon issuance to the sole shareholder on that date. Share and per share amounts included in the consolidated financial statements and notes thereto reflect the effect of the split for all periods presented. Additionally, in July 2016, the Company increased the authorized shares from 25,000,000 to 75,000,000.
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
The Company terminated its S-Corporation status and became a taxable corporate entity (“C Corporation”) on September 16, 2016 in connection with its initial public offering. Unaudited pro forma amounts for income tax expense, net income, and basic and diluted earnings per share have been presented assuming the Company’s pro forma effective tax rate of 36.75% for the year ended December 31, 2016 as if it had been a C Corporation during that full year.
On May 26, 2017, the Company entered into Securities Purchase Agreements with accredited investors, pursuant to which the Company agreed to sell an aggregate of 4,806,710 shares of the Company’s common stock at a purchase price of $33.00 per share. Total proceeds received from such sale, net of placement agent and other offering costs of $5,901, were approximately $152,721.
Prior to May 31, 2018, the Company was considered a "controlled company" and was controlled by the Company's Executive Chairman and former majority shareholder, James W. Ayers. During the second quarter of 2018, the Company completed a secondary offering of 3,680,000 shares of common stock pursuant to the Company's effective registration statement on Form S-3 whereby James W. Ayers was the seller. As a result of this transaction, the Company ceased to qualify as a "controlled company" as the selling shareholder's ownership was reduced below 50% of the voting power of the Company's issued and outstanding shares of common stock. The Company continues to qualify as an emerging growth company as defined by the "Jumpstart Our Business Startups Act" ("JOBS Act").
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
Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, investment securities determination of other-than-temporary impairment (“OTTI”), the determination of fair value in business combinations, the valuation of other

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

real estate owned, and the determination of the fair value of financial instruments, loans held for sale and mortgage servicing rights. See Note 17 for additional information regarding the determination of fair value.
The consolidated financial statements include the accounts of the Company, the Bank, and its’ wholly-owned subsidiaries, FirstBank Insurance, Inc. and Investors Title Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or shareholders’ equity.
(C) Cash flows:
For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest earning deposits in other financial institutions with maturities of less than 90 days at the date of purchase. These amounts are reported in the consolidated balance sheets caption “Cash and cash equivalents.” Net cash flows are reported for loans held for investment, deposits and borrowings.
(D) Cash and cash equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.
(E) Investment securities:
Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of applicable taxes.
Beginning as of January 1, 2018, equity securities with readily determinable market values are carried at fair value on the balance sheet with any periodic changes in value made through adjustments to the statement of income. Equity securities without readily determinable market values are carried at cost less impairment and included in other assets on the balance sheet.
Interest income includes the amortization and accretion of purchase premium and discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments based upon the prior three month average monthly prepayments when available. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
The Company evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the date it was determined to be OTTI. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. During the years ended December 31, 2018, 2017 and 2016, the Company did not record any OTTI on the available-for-sale portfolio; however, during the year ended December 31, 2017, the Company recognized impairment of $945 on one of its equity securities without a readily determinable market value as discussed in Note 4. There were no such impairment charges taken during the years ended December 31, 2018 or 2016.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

(F) Federal Home Loan Bank (FHLB) stock:
The Bank accounts for its investments in FHLB stock in accordance with FASB ASC Topic 942-325 "Financial Services-Depository and Lending-Investments-Other." FHLB stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and lacks a market. FHLB stock is carried at cost and evaluated for impairment.
(G) Loans held for sale:
Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Net (losses) gains of $(4,539), $9,111, and $(2,289) resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2018, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses are recognized in Mortgage banking income on the consolidated statements of income at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income”. Effective December 31, 2017, the Company adopted a change in accounting policy to recognize revenue on Best Efforts deliveries and accrue commissions at the time of the interest rate lock commitment.  Management believes this treatment better correlates and streamlines the revenue and expenses of mortgage sale delivery methods.
Periodically, the Bank will transfer mortgage loans originated for sale in the secondary markets into the loan portfolio based on current market conditions, the overall secondary marketability of the loan and the status of the loan. During 2018, 2017, and 2016, the Bank transferred $14,732, $11,706, and $17,963, respectively, of residential mortgage loans into its portfolio. The loans are transferred into the portfolio at fair value at the date of transfer. On occasion, the Bank is able to restructure and sell certain of these mortgage loans previously originated to sell in the secondary market that were included in the Bank's loans held for investment portfolio. At the time of transfer, loans are marked to fair value through adjustment to the allowance for loan losses and reclassified to loans held for sale. During the year ended December 31, 2018, the Company transferred $11,888 of loans held for investment to loans held for sale, resulting in an adjustment to the allowance for loan losses of $349. There were no such transfers during the years ended December 31, 2017 or 2016.
Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At December 31, 2018, there were $67,362 of delinquent GNMA loans that had previously been sold; however, the Company determined there was not a "more-than-trivial benefit" based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company did not rebook the GNMA loans as of December 31, 2018. At December 31, 2017, rebooked GNMA loans held for sale amounted to $43,035 with an offsetting liability included in accrued expenses and other liabilities in the same amount. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.
(H) Loans (excluding purchased credit impaired loans):
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding less any purchase accounting discount net of any accretion recognized to date. Interest on loans is recognized as income by using the simple interest method on daily balances of the principal amount outstanding plus any accretion of purchase accounting discounts.
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
(I) Allowance for loan losses:
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
Multi-family residential loans. The Company’s multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans also may be affected by unemployment or underemployment and deteriorating market values of real estate.
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
(J) Business combinations and accounting for acquired loans with credit deterioration:
Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date. Any excess of the purchase price over fair value of net assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including any other identifiable intangible assets, exceed the purchase price, a bargain purchase gain is recognized. Results of operations of acquired entities are included in the Consolidated Statements of Income from the date of acquisition.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit-impaired. Purchased credit-impaired loans (“PCI” loans) are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans or through adjustment to the allowance for loan loss for any impairment identified subsequent to acquisitions.
(K) Premises and equipment:
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
(L) Other real estate owned:
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure which may establish a new cost basis. Other real estate owned may also include excess facilities held for sale as described in Note 7. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan. After initial measurement, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in (loss) gain on sales or write-downs of other real estate owned.
(M) Mortgage servicing rights:
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
In periods prior to 2017, mortgage servicing rights were amortized in proportion to and over the period of estimated net servicing income. These servicing rights were carried at amortized cost less any impairment. Impairment losses on mortgage servicing rights were recognized to the extent by which the unamortized cost exceeded fair value. Impairment losses on mortgage servicing rights of $4,678 was recognized in earnings during the year ended December 31, 2016.
As of January 1, 2017, the Company elected to account for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, Transfers and Servicing. The change in accounting policy resulted in a one-time adjustment to retained earnings of $615 for the after-tax increase in fair value above book value at the time of adoption. Subsequent changes in fair value are recorded in earnings in Mortgage banking income.
(N) Transfers of financial assets:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

(O) Goodwill and other intangibles:
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage as applicable. See Note 2, “Mergers and acquisitions” for information related to the goodwill recorded in the Bank’s acquisitions of Clayton Bank and Trust and American City Bank. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If an entity does a qualitative assessment and determines that it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to the two-step goodwill impairment test. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized in noninterest expense to reduce the carrying amount to the estimated implied fair value which could be material to our operating results for any particular reporting period. No impairment was identified through the qualitative annual assessments for impairment performed as of December 31, 2018 and 2016. A quantitative assessment was performed for the year ended December 31, 2017 which also indicated no impairment.
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to an operating lease intangible, customer trust intangible and manufactured housing loan servicing intangible recorded in conjunction with the acquisition of the Clayton Banks completed on July 31, 2017 (see Note 2). All intangible assets are initially measured at fair value and then amortized over their estimated useful lives. See Note 8 for additional information on other intangibles.
(P) Income taxes:
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
Unaudited pro forma amounts for income tax expense, net income and basic and diluted earnings per common share have been presented assuming the Company’s pro forma effective tax rate of 36.75% for the year ended December 31, 2016 as if it had been a C corporation during the full year. In addition, the unaudited pro forma results for the year ended December 31, 2016 excludes the effect of recognition of the deferred tax liability attributable to conversion of $13,181 as discussed in Note 13.
Income tax expense is the total of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. See Note 13, “Income taxes” for information related to the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017.
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
The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2018, 2017 or 2016.
(Q) Long-lived assets:
Premises and equipment, core deposit intangible assets, and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2018 and 2017.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

(R) Off-balance sheet financial instruments:
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, unless considered derivatives.
(S) Derivative financial instruments and hedging activities:
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
The Company also enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the line item “Mortgage banking income” on the Consolidated Statements of Income. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

(T) Lender risk account:
During 2018 the Company began selling qualified mortgage loans to FHLB-Cincinnati via the Mortgage Purchase Program (“MPP”).  All mortgage loans purchased from members through the MPP are held on the FHLB’s balance sheet. FHLB does not securitize MPP loans for sale to other investors.  They mitigate their credit risk exposure through their underwriting and pool composition requirements and through the establishment of the Lender Risk Account (“LRA”) credit enhancement. The LRA protects the FHLB against possible credit losses by setting aside a portion of the initial purchase price into a performance based escrow account that can be used to offset possible loan losses.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the aggregated pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the aggregated pool to the FHLB-Cincinnati.  The Company had on deposit with the FHLB-Cincinnati $5,225 at December 31, 2018 in these LRA’s.  These accounts are held by the FHLB-Cincinnati and the Company bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by the Company or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.
(U) Comprehensive income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives designated as cash flow hedges, net of taxes.
(V) Loss contingencies:
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.
(W) Securities sold under agreements to repurchase:
The Company routinely sells securities to certain customers and then repurchases the securities the next business day. Securities sold under agreements to repurchase are recorded on the consolidated balance sheets at the amount of cash received in connection with each transaction in the line item "Borrowings". These are secured liabilities and are not covered by the Federal Deposit Insurance Corporation. See Note 12, "Borrowings" in the Notes to the consolidated financial statements for additional details regarding securities sold under agreements to repurchase.
(X) Advertising expense:
Advertising costs, including costs related to internet mortgage marketing and related costs, are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, advertising costs were $13,139, $12,957 and $10,608, respectively.
(Y) Earnings per common share:
Basic earnings per common share ("EPS") excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. DIluted EPS is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	December 31,
	2018	2017	2016
Basic earnings per common share calculation:
Net income	$80,236	$52,398	$40,591
Dividends paid on and undistributed earnings allocated to participating securities	(428)	—	—
Earnings attributable to common shareholders	$79,808	$52,398	$40,591
Weighted-average basic shares outstanding	30,675,755	27,627,228	19,165,182
Basic earnings per common share	$2.60	$1.90	$2.12
Diluted earnings per common share:
Earnings attributable to common shareholders	79,808	52,398	40,591
Weighted-average basic shares outstanding	30,675,755	27,627,228	19,165,182
Weighted-average diluted shares contingently issuable	639,226	580,374	146,992
Weighted-average diluted shares outstanding	31,314,981	28,207,602	19,312,174
Diluted earnings per common share	$2.55	$1.86	$2.10
Pro forma earnings per common share:
Pro forma earnings attributable to common shareholders	$79,808	$52,398	$39,422
Weighted-average basic shares outstanding	30,675,755	27,627,228.00	19,165,182.00
Pro forma basic earnings per common share	$2.60	$1.90	$2.06
Pro forma diluted earnings per common share:
Pro forma earnings attributable to common shareholders	$79,808	$52,398	$39,422
Weighted-average diluted shares outstanding	31,314,981	28,207,602	19,312,174
Pro forma diluted earnings per common share	$2.55	$1.86	$2.04
 (Z) Segment reporting:
The Company’s Mortgage division represents a distinct reportable segment which differs from the Company’s primary business of Banking. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 19.
(AA) Stock-based compensation:
Stock-based compensation expense is recognized in accordance with ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for forfeitures based on grant-date fair value. The restricted stock unit awards and related expense are amortized over the required service period, if any.
(AB) Recently adopted accounting principles:
In May 2014, the FASB issued an update to Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (FASB Topic 606). The Company adopted this guidance on January 1, 2018 and all subsequent amendments to the ASU (collectively, "ASC 606") which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within Noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, investment services and trust income, and the sale of OREO, all within the Banking Segment. The Company has evaluated the effect of this updated on these fee-based income streams and concluded that adoption did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

•
Service charges on deposits, investment services and trust income, and interchange fees -- Fees from these services are either transaction based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period. The adoption of Topic 606 had no impact on the Company's revenue recognition practice for these services.

•
Gains on sales of other real estate -- ASU 2014-09 creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 list several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the current and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer's initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale, these amounts have not been material to its financial statements.

In January 2016, the FASB released ASU 2016-1, “Recognition and Measurement of Financial Assets and Liabilities.” The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and adjust the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value such that these securities can be carried at cost less any impairment. Results for reporting periods beginning after January 1, 2018 are presented under this method while prior period disclosures are presented under legacy GAAP. On January 1, 2018, the Company recorded a net loss in beginning retained earnings of $109 in connection with this transition.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. This adoption did not have an impact on our financial statements.
In May 2017, the FASB issued ASU 2017-9, “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under ASU 2017-9, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. ASU 2017-9 is effective for all entities beginning after December 15, 2017 including interim periods within the fiscal year. The adoption of this update on January 1, 2018 did not have a significant impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The Company elected to early adopt this update effective January 1, 2018. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for public companies for reporting periods for which financial statements have not yet been issued. The Company elected to early adopt ASU 2018-2 for the year ended December 31, 2017 and, as a result,

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

reclassified $652 from accumulated other comprehensive income to retained earnings resulting from the income tax effect of the Tax Cuts and Jobs Act as of January 1, 2018.
Newly issued not yet effective accounting standards:
In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” The update will require lessees to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update became effective for the Company on January 1, 2019.
In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and 2018-11, “Leases (Topic 842): Targeted Improvements”. ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to provide corrections or improvements to a number of areas within FASB ASC Topic 842 and provides additional and optional transition method to adopt the new lease standard. ASU No. 2018-11 allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The amendments in these updates became effective for the Company on January 1, 2019.
FB Financial Corporation elected the optional transition method permitted by ASU 2018-11. Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted. Additionally, the Company elected to adopt the practical expedients allowed under the updates and therefore will not reassess 1) whether any expired or existing contract contain leases, 2) the lease classification for any expired or existing leases, or 3) initial direct costs for any existing leases.
The Company obtained a third-party software application to provide lease contract maintenance and lease accounting under the guidelines of the new standard. Management is currently finalizing the evaluation of the Company’s lease obligations as potential lease assets and liabilities and defined by ASU 2016-02; however, the adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. Based on Management’s preliminary analysis of existing lease contracts at December 31, 2018, it is estimated that the adoption of ASU 2016-02 will result in an increase to the Company's consolidated balance sheet to be between 0.4% and 0.8% of total assets. The Company has an immaterial amount of leases in which it is the lessor and does not expect the provisions of these updates to have any material impact on retaining earnings or the Consolidated statements of income. Disclosures required by the amendments of ASU 2016-02 will be presented beginning with the Quarterly Report on From 10-Q for the period ending March 31, 2019.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). CECL also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective.
ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019.  Management has established a CECL implementation working group, which includes the appropriate members of management to evaluate the impact the adoption of this ASU will have on the Company's financial statements and disclosures and determine the most appropriate method of implementing the amendments in this ASU. The working group has selected a software vendor and is working on identifying data needs for modeling inputs and identifying appropriate modeling methodologies across our loan segments. During 2019, the Company is focused on model completion and finalizing assumptions with parallel processing of our existing allowance for loan losses model with the CECL model targeted for the second half of 2019, depending on how model completion and validation progresses. Management is also working to establish appropriate accounting policies

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

to address new processes and controls under this update. The Company is currently evaluating the impact of this adoption on it’s financial statements and disclosures and currently expects to record a one-time adjustment to retained earnings to increase the allowance for loan losses, however the magnitude of this adjustment cannot currently be reasonably quantified. Management expects to disclose a range estimate of this impact on Form 10-Q for the quarterly period ended September 30, 2019.
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. ASU 2017-04 will become effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. If this standard had been effective for the year ended December 31, 2018, there would have been no impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The adoption of this update will not have an impact on the Company's consolidated financial statements.
In June 2018, FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which expands the scope of topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, nonemployee share-based payment awards will be measured at grant-date fair value of the equity instruments obligated to be issued when the good has been delivered or the service rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This ASU is effective for all entities for fiscal years beginnings after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the company.
In August 2018, the FASB issued "Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the DIsclosure Requirements for Fair Value Measurements." This update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new disclosure guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.
Note (2)—Mergers and acquisitions:
Atlantic Capital Bank branch acquisition
On November 14, 2018, the Bank entered into a Purchase and Assumption Agreement (the "Purchase Agreement") to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, “Atlantic Capital”). On the terms and subject to conditions set forth in the Purchase Agreement, FirstBank has committed to assume approximately $602,000 in deposits, purchase approximately $381,000 in loans at 99.32% of book value, and pay

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

a deposit premium of 6.25% based on the lower of the actual deposit balance at close or on the average closing deposit balance for the 30 days prior to close.
Upon consumation, the Branches will become FirstBank branches. As such, the Atlantic Capital branch acquistion will be accounted for under ASC 805, "Business Combinations." The Company incurred $401 in merger-related expenses during the year ended December 31, 2018 in connection with this transaction. The acquisition is expected to be completed in the second quarter of 2019. As of the date of this annual report, all regulatory approvals have been received.
Clayton Bank and Trust and American City Bank
On July 31, 2017, FirstBank merged with Clayton Bank and Trust (“CBT”) and American City Bank (“ACB” and together with CBT, the “Clayton Banks”), pursuant to the Stock Purchase Agreement by and among the Company, FirstBank, the Clayton Banks, Clayton HC, Inc., a Tennessee corporation and its majority shareholder, James L. Clayton, dated February 8, 2017, as amended on May 26, 2017, with a purchase price of $236,484.  The Company issued 1,521,200 shares of common stock and paid cash of $184,200 to purchase all of the outstanding shares of the Clayton Banks.  At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking entity.
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
In connection with the transaction, the Company incurred $1,193 and $19,034 in merger and conversion expenses during the years ended December 31, 2018 and 2017, respectively.
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

As of July 31, 2017
As Recorded by FB Financial Corporation(1)
Assets
Cash and cash equivalents	$49,059
Investment securities	59,493
FHLB stock	3,409
Loans	1,059,728
Allowance for loan losses	—
Premises and equipment	18,866
Other real estate owned	6,888
Intangibles, net	12,334
Other assets	5,978
Total assets	$1,215,755
Liabilities
Interest-bearing deposits	$670,054
Noninterest-bearing deposits	309,464
Borrowings	84,831
Accrued expenses and other liabilities	5,245
Total liabilities	1,069,594
Net assets acquired	$146,161

Purchase price:
Equity consideration
Common stock issued	1,521,200
Price per share as of July 31, 2017	$34.37
Total equity consideration		$52,284
Cash consideration		184,200	(2)
Total consideration paid		$236,484
Preliminary allocation of consideration paid:
Fair value of net assets acquired including identifiable intangible assets		$146,161
Goodwill		90,323
Total consideration paid		$236,484

(1)	Amounts include certain reclassifications of opening balances to conform to the Company’s presentation.

(2)	Amount was deposited into an interest-bearing deposit account with the Bank in the name of the Seller as of July, 31, 2017.
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
Note (3)—Cash and cash equivalents concentrations:
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required balance at December 31, 2018 was $10,184. The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such correspondent accounts and believes it is not exposed to any significant credit risk from cash and cash equivalents.
The Bank had cash in the form of Federal funds sold included in cash and cash equivalents of $31,364 and $66,127 as of December 31, 2018 and 2017, respectively.
Note (4)—Investment securities:
The amortized cost of securities and their fair values at December 31, 2018 and 2017 are shown below:

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities - residential	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
Total	$668,033	$2,756	$(15,091)	$655,698
As of December 31, 2018, the Company also had $3,107 in marketable equity securities recorded at fair value. Net losses of $81 were recognized due to changes in fair value of these securities during the year ended December 31, 2018. As of January 1, 2018, the Company adopted ASU 2016-01 (See Note 1) and reclassified $3,604 of other securities without readily determinable market values to other assets.

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
Securities pledged at December 31, 2018 and 2017 had carrying amounts of $326,215 and $337,604, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2018 and 2017.
Included in available-for-sale securities at December 31, 2018 and 2017 were $2,120 and $348, respectively, in trade date payables that were settled after year end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2018 and 2017 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Year Ended December 31,
	2018		2017
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$15,883	$16,028	$905	$925
Due in one to five years	13,806	13,740	28,332	28,878
Due in five to ten years	18,539	18,387	19,218	19,588
Due in over ten years	99,151	98,963	67,016	68,098
	147,379	147,118	115,471	117,489
Mortgage-backed securities - residential	520,654	508,580	425,557	418,781
Total debt securities	$668,033	$655,698	$541,028	$536,270
Sales of available-for-sale securities were as follows:

	Year Ended December 31,
	2018	2017	2016
Proceeds from sales	$2,742	$94,743	$271,148
Gross realized gains	8	1,277	4,755
Gross realized losses	44	48	348
The Company also recognized $1 and $1 on gains related to the early call of available for sale securities during the years ended December 31, 2018 and December 31, 2017, respectively.
The following tables show gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$989	$(11)	$989	$(11)
Mortgage-backed securities - residential	60,347	(478)	335,769	(12,787)	396,116	(13,265)
Municipals, tax exempt	27,511	(366)	25,343	(1,306)	52,854	(1,672)
Treasury securities	—	—	7,242	(143)	7,242	(143)
Total debt securities	$87,858	$(844)	$369,343	$(14,247)	$457,201	$(15,091)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$986	$(13)	$986	$(13)
Mortgage-backed securities - residential	107,611	(980)	290,258	(6,170)	397,869	(7,150)
Municipals, tax exempt	7,354	(101)	20,112	(467)	27,466	(568)
Treasury securities	7,252	(93)	—	—	7,252	(93)
Total debt securities	122,217	(1,174)	311,356	(6,650)	433,573	(7,824)
Equity securities	—	—	3,050	(149)	3,050	(149)
	$122,217	$(1,174)	$314,406	$(6,799)	$436,623	$(7,973)
As of December 31, 2018 and 2017, the Company’s securities portfolio consisted of 360 and 294 securities, 174 and 124 of which were in an unrealized loss position, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The Company evaluates available-for-sale debt securities with unrealized losses for other-than-temporary impairment (OTTI) on a quarterly basis and recorded no OTTI for the year ended December 31, 2018. During the year ended December 31, 2017, the Company recognized impairment of $945 on one of the equity securities without readily determinable market value. On January 1, 2018, this investment was reclassified to other assets. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.
Note (5)—Loans and allowance for loan losses:
Loans outstanding at December 31, 2018 and 2017, by major lending classification are as follows:

	December 31,
	2018	2017
Commercial and industrial	$867,083	$715,075
Construction	556,051	448,326
Residential real estate:
1-to-4 family mortgage	555,815	480,989
Residential line of credit	190,480	194,986
Multi-family mortgage	75,457	62,374
Commercial real estate:
Owner occupied	493,524	495,872
Non-owner occupied	700,248	551,588
Consumer and other	228,853	217,701
Gross loans	3,667,511	3,166,911
Less: Allowance for loan losses	(28,932)	(24,041)
Net loans	$3,638,579	$3,142,870
As of December 31, 2018 and 2017, $618,976 and $761,197, respectively, of qualifying residential mortgage loans (including loans held for sale) and $608,735 and $207,370, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line. As of December 31, 2018 and 2017, $1,336,092 and $737,856, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
As of December 31, 2018 and 2017, the carrying value of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $68,999 and $88,835, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of period	$(17,682)	$(2,444)	$(1,637)
Additions through the acquisition of the Clayton Banks	—	(18,868)	—
Principal reductions and other reclassifications from nonaccretable difference	(4,047)	(1,841)	(3,438)
Recoveries	—	(23)	—
Accretion	9,010	5,299	2,631
Changes in expected cash flows	(3,868)	195	—
Balance at end of period	$(16,587)	$(17,682)	$(2,444)
Included in the ending balance of the accretable yield on PCI loans in the table above at December 31, 2018, is a purchase accounting liquidity discount of $2,436. There is also a purchase accounting nonaccretable credit discount of $4,355 related to the PCI loan portfolio at December 31, 2018 and an accretable credit and liquidity discount on non-PCI loans of $7,527 and $2,197, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $9,010, $5,299 and $2,631 was recognized on purchased credit impaired loans during the years ended December 31, 2018, 2017 and 2016, respectively. This includes both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount and credit mark for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $7,608, $5,419 and $3,538 for the years ended December 31, 2018, 2017 and 2016, respectively.
The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the years December 31, 2018, 2017 and 2016:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	1,395	1,459	547	(275)	132	(478)	1,281	1,337	5,398
Recoveries of loans previously charged-off	390	1,164	171	178	—	143	51	550	2,647
Loans charged off	(898)	(29)	(138)	(36)	—	(91)	—	(1,613)	(2,805)
Adjustments for transfers to loans HFS	—	—	(349)	—	—	—	—	—	(349)
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	(2,158)	1,138	41	(788)	(70)	483	(848)	1,252	(950)
Recoveries of loans previously charged-off	1,894	1,084	159	395	—	61	1,646	532	5,771
Loans charged off	(584)	(27)	(200)	(276)	—	(288)	—	(1,152)	(2,527)
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2016
Beginning balance - December 31, 2015	$5,135	$5,143	$4,176	$2,201	$311	$3,682	$2,622	$1,190	$24,460
Provision for loan losses	212	(417)	(882)	(630)	193	(271)	(271)	587	(1,479)
Recoveries of loans previously charged-off	524	216	127	174	—	140	195	240	1,616
Loans charged off	(562)	(2)	(224)	(132)	—	(249)	(527)	(1,154)	(2,850)
Ending balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of December 31, 2018, 2017 and 2016:

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$3	$—	$7	$—	$—	$53	$205	$—	$268
Collectively evaluated for impairment	5,247	9,677	3,205	811	566	3,066	3,628	1,583	27,783
Acquired with deteriorated credit quality	98	52	216	—	—	13	316	186	881
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

	December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$20	$—	$18	$—	$—	$120	$33	$—	$191
Collectively evaluated for impairment	4,441	7,135	3,179	944	434	3,438	2,784	1,495	23,850
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

	December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$135	$—	$23	$—	$—	$113	$242	$—	$513
Collectively evaluated for impairment	5,174	4,940	3,174	1,613	504	3,189	1,777	863	21,234
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provides the amount of loans by loan category broken between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of December 31, 2018, 2017 and 2016:

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,847	$1,221	$987	$245	$—	$2,608	$6,735	$73	$13,716
Collectively evaluated for impairment	863,788	549,075	535,451	190,235	75,457	484,900	677,247	208,643	3,584,796
Acquired with deteriorated credit quality	1,448	5,755	19,377	—	—	6,016	16,266	20,137	68,999
Ending balance - December 31, 2018	$867,083	$556,051	$555,815	$190,480	$75,457	$493,524	$700,248	$228,853	$3,667,511

	December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,579	$1,289	$1,262	$—	$978	$2,520	$1,720	$25	$9,373
Collectively evaluated for impairment	711,352	439,309	456,229	194,986	61,376	481,390	531,704	192,357	3,068,703
Acquired with deteriorated credit quality	2,144	7,728	23,498	—	20	11,962	18,164	25,319	88,835
Ending balance - December 31, 2017	$715,075	$448,326	$480,989	$194,986	$62,374	$495,872	$551,588	$217,701	$3,166,911

	December 31, 2016
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,476	$2,686	$2,471	$311	$1,027	$2,752	$2,201	$27	$12,951
Collectively evaluated for impairment	384,279	238,900	290,346	176,879	43,922	350,812	260,361	74,276	1,819,775
Acquired with deteriorated credit quality	478	4,319	2,107	—	28	3,782	5,340	4	16,058
Ending balance - December 31, 2016	$386,233	$245,905	$294,924	$177,190	$44,977	$357,346	$267,902	$74,307	$1,848,784

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
Loans not meeting the criteria above are considered to be pass rated loans.
The following tables show credit quality indicators by portfolio class at December 31, 2018 and 2017:

December 31, 2018	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512
Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2017	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$657,595	$50,946	$4,390	$712,931
Construction	431,242	7,388	1,968	440,598
Residential real estate:
1-to-4 family mortgage	440,202	9,522	7,767	457,491
Residential line of credit	192,427	1,184	1,375	194,986
Multi-family mortgage	61,234	142	978	62,354
Commercial real estate:
Owner occupied	451,140	28,308	4,462	483,910
Non-owner occupied	517,253	14,199	1,972	533,424
Consumer and other	189,081	2,712	589	192,382
Total loans, excluding purchased credit impaired loans	$2,940,174	$114,401	$23,501	$3,078,076
Purchased credit impaired loans
Commercial and industrial	$—	$1,499	$645	$2,144
Construction	—	3,324	4,404	7,728
Residential real estate:
1-to-4 family mortgage	—	20,284	3,214	23,498
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	20	20
Commercial real estate:
Owner occupied	—	4,631	7,331	11,962
Non-owner occupied	—	7,359	10,805	18,164
Consumer and other	—	19,751	5,568	25,319
Total purchased credit impaired loans	$—	$56,848	$31,987	$88,835
Total loans	$2,940,174	$171,249	$55,488	$3,166,911
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at December 31, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at December 31, 2018 and 2017:

December 31, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$999	$65	$6,124	$858,447	$1,448	$867,083
Construction	109	—	283	549,904	5,755	556,051
Residential real estate:
1-to-4 family mortgage	4,919	737	2,704	528,078	19,377	555,815
Residential line of credit	726	957	804	187,993	—	190,480
Multi-family mortgage	—	—	—	75,457	—	75,457
Commercial real estate:
Owner occupied	407	197	2,423	484,481	6,016	493,524
Non-owner occupied	61	77	1,199	682,645	16,266	700,248
Consumer and other	1,987	1,008	148	205,573	20,137	228,853
Total	$9,208	$3,041	$13,685	$3,572,578	$68,999	$3,667,511

December 31, 2017	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$5,859	$90	$533	$706,449	$2,144	$715,075
Construction	1,412	241	300	438,645	7,728	448,326
Residential real estate:
1-to-4 family mortgage	4,678	956	2,548	449,309	23,498	480,989
Residential line of credit	527	134	699	193,626	—	194,986
Multi-family mortgage	—	—	—	62,354	20	62,374
Commercial real estate:
Owner occupied	521	358	2,582	480,449	11,962	495,872
Non-owner occupied	121	—	1,371	531,932	18,164	551,588
Consumer and other	1,945	217	68	190,152	25,319	217,701
Total	$15,063	$1,996	$8,101	$3,052,916	$88,835	$3,166,911

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at December 31, 2018 and 2017, segregated by class, were as follows:

December 31, 2018	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$618	$732	$3
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	145	145	7
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	560	641	53
Non-owner occupied	5,686	5,686	205
Consumer and other	—	—	—
Total	$7,009	$7,204	$268
With no related allowance recorded
Commercial and industrial	$1,229	$1,281	$—
Construction	1,221	1,262	—
Residential real estate:
1-to-4 family mortgage	842	1,151	—
Residential line of credit	245	249	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,048	2,780	—
Non-owner occupied	1,049	1,781	—
Consumer and other	73	73	—
Total	$6,707	$8,577	$—
Total impaired loans	$13,716	$15,781	$268

December 31, 2017	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$53	$53	$20
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	194	495	18
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	844	1,123	120
Non-owner occupied	144	150	33
Consumer and other	—	—	—
Total	$1,235	$1,821	$191
With no related allowance recorded:
Commercial and industrial	$1,526	$1,570	$—
Construction	1,289	1,313	—
Residential real estate:
1-to-4 family mortgage	1,068	1,072	—
Residential line of credit	—	—	—
Multi-family mortgage	978	978	—
Commercial real estate:
Owner occupied	1,676	2,168	—
Non-owner occupied	1,576	2,325	—
Consumer and other	25	25	—
Total	$8,138	$9,451	$—
Total impaired loans	$9,373	$11,272	$191

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	December 31,
	2018		2017		2016
	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$335	$121	$454	$2	$994	$17
Construction	—	—	—	—	154	—
Residential real estate:
1-to-4 family mortgage	170	9	149	9	1,750	1
Residential line of credit	—	—	—	—	—	—
Multi-family mortgage	—	—	—	—	—	—
Commercial real estate:
Owner occupied	702	43	740	48	1,756	25
Non-owner occupied	2,915	2	648	5	1,777	—
Consumer and other	—	—	1	—	1	—
Total	$4,122	$175	$1,992	$64	$6,432	$43
With no related allowance recorded
Commercial and industrial	$1,377	$70	$1,074	$38	$494	$20
Construction	1,255	74	1,988	46	2,622	132
Residential real estate:
1-to-4 family mortgage	955	74	1,718	63	1,329	137
Residential line of credit	123	15	156	—	156	10
Multi-family mortgage	489	26	1,003	46	1,051	37
Commercial real estate:
Owner occupied	1,862	148	1,897	122	1,120	119
Non-owner occupied	1,313	7	1,313	19	1,050	—
Consumer and other	49	4	26	1	13	—
Total	$7,423	$418	$9,175	$335	$7,835	$455
Total impaired loans	$11,545	$593	$11,167	$399	$14,267	$498
As of December 31, 2018 and 2017, the Company has a recorded investment in troubled debt restructurings of $6,794 and $8,604, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $63 and $172 of specific reserves for those loans at December 31, 2018 and 2017, respectively, and has committed to lend additional amounts totaling up to $0 and $2, respectively to these customers. Of these loans, $2,703 and $3,205 were classified as non-accrual loans as of December 31, 2018 and 2017, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated:

Year Ended December 31, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Commercial real estate:
Owner occupied	1	143	143	—
Residential real estate:
1-to-4 family mortgage	1	249	249	—
Consumer and other	5	61	61	—
Total	9	$1,340	$1,340	$—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$627	$627	$—
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	68
Residential real estate:
1-4 family mortgage	1	143	143	8
Consumer and other	1	25	25	—
Total	7	$1,883	$1,883	$76

Year Ended December 31, 2016	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial real estate:
Owner occupied	1	$118	$118	—
Residential real estate:
1-4 family mortgage	5	1,819	1,819	—
Consumer and other	3	29	29	—
Total	9	$1,966	$1,966	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2018, 2017 and 2016.
 A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the years ended December 31, 2018, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.
Note (6)—Premises and equipment:
Premises and equipment and related accumulated depreciation as of December 31, 2018 and 2017, are as follows:

	2018	2017
Land	$25,821	$22,108
Premises	60,995	57,719
Furniture and fixtures	23,220	22,292
Leasehold improvements	11,819	10,740
Equipment	13,774	12,525
Construction in process	869	1,496
	136,498	126,880
Less: accumulated depreciation	(49,616)	(45,303)
Total Premises and Equipment	$86,882	$81,577
Depreciation expense was $4,334, $4,316 and $3,995 for the years ended December 31, 2018, 2017 and 2016, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (7)—Other real estate owned:
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$16,442	$7,403	$11,641
Transfers from loans	2,138	3,605	2,724
Transfers from premises and equipment	—	3,466	—
Acquired through merger or acquisition	—	6,888	—
Properties sold	(4,819)	(5,438)	(6,696)
Gain on sale of other real estate owned	271	1,080	1,670
Transferred to loans	(1,019)	(256)	(1,548)
Write-downs and partial liquidations	(370)	(306)	(388)
Balance at end of period	$12,643	$16,442	$7,403
Foreclosed residential real estate properties included in the table above totaled $2,101 and $3,631 as of December 31, 2018 and 2017, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $478 and $19 at December 31, 2018 and 2017, respectively.
During the year ended December 31, 2017, the Company acquired $6,888 in other real estate owned through the merger with Clayton Banks, including $4,147 in excess land and facilities held for sale. During the fourth quarter of 2017, the Company consolidated an additional five branch locations and transferred an additional $3,466 of excess land and facilities into other real estate owned as held for sale. At December 31, 2018 and 2017, other real estate owned included excess land and facilities held for sale amounting to $5,381 and $5,895, respectively.
Note (8)—Goodwill and intangible assets:
The balance in goodwill at December 31, 2018 and 2017 was $137,190 and $137,190, respectively.
Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and is written down to its implied fair value. Subsequent increases in goodwill values are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the year ended December 31, 2018 or the year ended December 31, 2017.
On July 31, 2017, the Company recorded $9,060 of core deposit intangibles resulting from the merger with the Clayton Banks, which is being amortized over a weighted average life of approximately 3 years.  Additionally, the Company recognized identifiable intangible assets related to favorable lease terms of $587, customer base trust intangible of $1,600, and manufactured housing loan servicing intangible of $1,088 as a result of the Clayton Banks acquisition, which are being amortized over estimated lives of 6.5 years, 10 years, and 5 years respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Core deposit and other intangibles are as follows as of the indicated dates:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018
Core deposit intangible	$38,915	$(29,901)	$9,014
Leasehold intangible	587	(127)	460
Customer base trust intangible	1,600	(227)	1,373
Manufactured housing servicing intangible	1,088	(307)	781
Total core deposit and other intangibles	$42,190	$(30,562)	$11,628

December 31, 2017
Core deposit intangible	$38,915	$(27,121)	$11,794
Leasehold intangible	587	(38)	549
Customer base trust intangible	1,600	(67)	1,533
Manufactured housing servicing intangible	1,088	(62)	1,026
Total core deposit and other intangibles	$42,190	$(27,288)	$14,902
Amortization expense for core deposit and other intangibles for the years ended December 31, 2018, 2017 and 2016 was $3,185, $1,995, and $2,132, respectively.
The estimated aggregate amortization expense of core deposit and other intangibles for each of the next five years and thereafter is as follows:

December 31, 2019	$2,862
December 31, 2020	2,476
December 31, 2021	2,090
December 31, 2022	1,614
December 31, 2023	1,101
Thereafter	1,485
$11,628

Note (9)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Carrying value prior to policy change	$76,107	$32,070	$29,711
Fair value impact of change in accounting policy (See Note 1)	—	1,011	—
Carrying value at beginning of period	76,107	33,081	29,711
Capitalization	54,913	58,984	46,070
Amortization	—	—	(8,321)
Sales	(39,428)	(11,686)	(34,118)
(Loss) gain on sale	—	(249)	3,406
Impairment	—	—	(4,678)
Change in fair value:
Due to pay-offs/pay-downs	(11,062)	(3,104)	—
Due to change in valuation inputs or assumptions	8,299	(919)	—
Carrying value at December 31	$88,829	$76,107	$32,070

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31,
	2018	2017	2016
Servicing income:
Servicing income	$20,591	$13,168	$12,063
Change in fair value of mortgage servicing rights	(2,763)	(4,023)	—
Change in fair value of derivative hedging instruments	(5,910)	599	—
Total servicing income	11,918	9,744	12,063
Servicing expenses:
Servicing asset amortization	—	—	8,321
Servicing asset impairment	—	—	4,678
Loss on sale of mortgage servicing rights, related hedges and transaction costs on sale	—	249	4,447
Other servicing expenses	7,675	4,896	2,325
Total servicing expenses	7,675	5,145	19,771
Net servicing income (loss)	$4,243	$4,599	$(7,708)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Unpaid principal balance	$6,755,114	$6,529,431
Weighted-average prepayment speed (CPR)	8.58%	8.90%
Estimated impact on fair value of a 10% increase	(2,072)	(3,026)
Estimated impact on fair value of a 20% increase	(4,006)	(5,855)
Discount rate	10.45%	9.75%
Estimated impact on fair value of a 100 bp increase	(2,505)	(3,052)
Estimated impact on fair value of a 200 bp increase	(4,807)	(5,867)
Weighted-average coupon interest rate	4.21%	3.94%
Weighted-average servicing fee (basis points)	30	28
Weighted-average remaining maturity (in months)	325	335
During the second quarter of 2017, the Company began hedging the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. As of December 31, 2018, the MSR asset was fully hedged with respect to changes in the underlying interest rates (see Note 16).
From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, occasionally the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the years ended December 31, 2018, 2017 and 2016, the Company sold $39,428, $11,686, and $34,118 of mortgage servicing rights on $3,181,483, $1,086,465 and $3,370,395 of serviced mortgage loans, respectively. There was not a material gain or loss recognized during the year ended December 31, 2018 in connection with the sale. As of December 31, 2018 and 2017, there were no loans being serviced that related to bulk sale of mortgage servicing rights. As of December 31, 2018, mortgage escrow deposits amounts to $53,468.
During the fourth quarter of 2018, the Company entered into a letter of intent for the sale of certain mortgage servicing rights on approximately $2,061,175 of serviced mortgage loans. The transaction closed subsequent to the year ended December 31, 2018 during the first quarter of 2019, resulting in the reduction of $29,416 in mortgage servicing rights. The Company is currently subservicing the loans until they can be transferred to the purchaser in 2019. No significant gain or loss is was recognized related to this transaction.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (10)—Other assets and other liabilities:
Included in other assets are:

	As of December 31,
Other assets	2018	2017
Cash surrender value on bank owned life insurance	$11,115	$10,873
Prepaid expenses	3,283	2,477
Software	1,313	1,962
Mortgage lending receivable	3,876	3,703
Derivatives (See Note 16)	14,316	9,690
FHLB lender risk account receivable (See Note 1)	5,225	—
Other assets	30,974	15,511
Total other assets	$70,102	$44,216

Included in other liabilities are:

	As of December 31,
Other liabilities	2018	2017
Deferred compensation	$3,836	$5,301
Accrued payroll	8,026	11,018
Mortgage servicing escrows	4,441	3,341
Mortgage buyback reserve	3,273	3,386
Accrued interest	5,015	1,504
Derivatives (See Note 16)	11,637	1,699
Deferred tax liability (See Note 13)	16,663	11,858
Right to repurchase GNMA loans serviced (See Note 1)	—	43,035
FHLB lender risk account guaranty	2,646	—
Other liabilities	9,877	37,852
Total other liabilities	$65,414	$118,994

Note (11)—Deposits:
The aggregate amount of time deposits with a minimum denomination greater than $250 was $353,134 and $176,837 at December 31, 2018 and 2017, respectively.
At December 31, 2018, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2019	$755,870
December 31, 2020	220,751
December 31, 2021	60,928
December 31, 2022	16,887
December 31, 2023	64,811
Thereafter	498
Total	$1,119,745
At December 31, 2018 and 2017, the Company had $2,738 and $1,640, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (12)—Borrowings:
Borrowings include securities sold under agreements to repurchase, lines of credit, Federal Home Loans Bank advances, and subordinated debt.
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $15,081and $14,293 at December 31, 2018 and 2017, respectively.
Information concerning securities sold under agreements to repurchase is summarized as follows:

	2018	2017
Balance at year end	$15,081	$14,293
Average daily balance during the year	16,128	16,326
Average interest rate during the year	0.28%	0.17%
Maximum month-end balance during the year	19,651	19,432
Weighted average interest rate at year-end	0.74%	0.16%
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $240,000, of which there were no borrowings against as of December 31, 2018.
Federal Home Loan Bank Advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio production. Under these agreements, the Company pledged qualifying loans of $1,227,711 as collateral securing a line with a total line of credit with a total borrowing capacity of $736,962 as of December 31, 2018. As of December 31, 2017, the Company pledged qualifying loans of $968,567 as collateral securing a line of credit with a total borrowing capacity of $671,461. In 2018, a letter of credit with the FHLB of $100,000 was pledged at December 31, 2018 to secure public funds that required collateral. Additionally, during 2018 a line of $800,000 has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line.
Borrowings against our line totaled $181,765 and $302,372 as of December 31, 2018 and December 31, 2017, respectively. Total borrowings as of December 31, 2018 comprised $1,765 in long term advances, $80,000 in overnight cash management advances (CMAs) and $100,000 in 90 day fixed rate advances borrowed during 2017 as part of a funding strategy for the Clayton Banks merger. During 2017, the Company also entered into three corresponding interest rate swaps to hedge interest rate exposure which mature in 2020, 2021, and 2022 in increments of $30,000, $35,000, and $35,000, respectively. For more information about our derivative financial instruments, see Note 16, “Derivatives.” Total borrowings as of December 31, 2017 comprised $12,372 in long term advances, $190,000 in CMAs and $100,000 in 90 day fixed rate advances. FHLB advances includes both fixed and floating rates ranging from 2.43% to 7.78% at December 31, 2018. The weighted average interest rate on outstanding advances at December 31, 2018 was 1.93%.
Maturities of FHLB advances as of December 31, 2018 are as follows:

FHLB advances
Due on or before:
December 31, 2019	$180,060
December 31, December 31, 2020	59
December 31, December 31, 2021	283
December 31, December 31, 2022	692
December 31, December 31, 2023	124
Due thereafter	547
Total	$181,765
The Company maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2018 and 2017.  As of December 31, 2018 and 2017, $1,336,092 and $737,856 of qualifying loans and $8,569 and $13,544 of investment securities were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $934,745 and $529,547, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Subordinated Debt
In 2003, two separate trusts formed by the Company issued $9,000 of floating rate trust preferred securities (“Trust I”) and $21,000 of floating rate trust preferred securities (“Trust II”), respectively, as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts. Trust I pays interest quarterly based upon the 3-month LIBOR plus 3.25%. Trust II pays interest quarterly based upon the 3-month LIBOR plus 3.15%. Rates for the two issues at December 31, 2018, were 5.65% and 5.97%, respectively. Rates for the two issues at December 31, 2017, were 4.59% and 4.82%, respectively. The Company may redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price. The Company may redeem the second junior subordinated debentures listed, in whole or in part, any time after June 26, 2008, on any distribution payment date, at the redemption price. The junior subordinated debentures must be redeemed no later than 2033.
The Company has classified $30,000 of subordinated debt described in the above paragraph as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of this subordinated debt as Tier 1 capital while the Company remains below $15,000,000 in assets.
Note (13)—Income taxes:
Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the year ended December 31,
	2018	2017	2016
Current	$19,259	$14,629	$12,476
Deferred	6,359	6,458	9,257
Total	$25,618	$21,087	$21,733
Federal income tax expense differs from the statutory federal rates of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 due to the following:

	For the year ended December 31,
	2018		2017		2016
Federal taxes calculated at statutory rate	$22,230	21.0%	$25,720	35.0%	$5,061	8.1%
Increase (decrease) resulting from:
State taxes, net of federal benefit	4,666	4.4%	3,053	4.2%	3,664	5.9%
Revaluation of net deferred tax liability as a result of the Tax Cuts and Jobs Act	—	—%	(5,894)	(8.0)%	—	—%
Conversion as of September 16, 2016 to C Corporation	—	—%	—	—%	13,181	21.1%
Benefit of equity based compensation	(870)	(0.8)%	(310)	(0.4)%	(786)	(1.3)%
Municipal interest income, net of interest disallowance	(837)	(0.8)%	(1,402)	(1.9)%	(633)	(1.0)%
Bank owned life insurance	(51)	—%	(85)	(0.2)%	(24)	—%
Stock offering costs	141	0.1%	—	—%	—	—%
Other	339	0.3%	5	—%	1,270	2.1%
Income tax expense, as reported	$25,618	24.2%	$21,087	28.7%	$21,733	34.9%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

 The components of the net deferred tax liability at December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$7,539	$6,264
Amortization of core deposit intangible	1,012	759
Deferred compensation	5,878	6,158
Unrealized loss on available-for-sale debt securities	3,299	988
Other	1,998	3,599
Subtotal	19,726	17,768
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Depreciation	(4,812)	(4,115)
Cash flow hedges	(736)	—
Mortgage servicing rights	(23,146)	(19,830)
Other	(7,145)	(5,131)
Subtotal	(36,389)	(29,626)
Net deferred tax liability	$(16,663)	$(11,858)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, among other things permanently reduced the corporate tax rate from 35 percent to 21 percent, effective for tax years beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax liabilities resulted in a $5,894 reduction, which was included in “income taxes” in the Consolidated Statements of Income.
In connection with the initial public offering, as discussed in Note 1, the Company terminated its S-corporation status and became a taxable entity (“C corporation”) on September 16, 2016. The reported income tax expense for the year ended December 31, 2016 reflects the increase in the deferred tax net liability of $13,181 from the conversion in the taxable status. The deferred tax net liability is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (“GAAP”) and tax purposes. The consolidated statements of income present unaudited pro forma statements of income for the year ended December 31, 2016. Additionally, in recording the impact of the conversion to a C corporation, the Company recorded a deferred income tax expense of $2,955 related to the unrealized gain on available for sale securities through the income statement in accordance with ASC 740-20-45-8; therefore, the amount shown in other comprehensive income has not been reduced by the above expense. This difference will remain in OCI until the underlying securities are sold or mature in accordance with the portfolio approach allowed under ASC 740.

Tax periods for all fiscal years after 2014 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

Note (14)—Dividend restrictions:
Due to regulations of the Tennessee Department of Financial Institutions (“TDFI”), the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $164,859 and $105,453 was available for payment of dividends without such prior approval at December 31, 2018 and 2017, respectively. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

No cash dividends were declared from the Bank to the Company during the years ended December 31, 2018 or 2017.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (15)—Commitments and contingencies:
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

	December 31,
	2018	2017
Commitments to extend credit, excluding interest rate lock commitments	$1,032,390	$977,276
Letters of credit	19,024	22,882
Balance at end of period	$1,051,414	$1,000,158
Commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present:

2019	$4,328
2020	3,780
2021	3,548
2022	2,542
2023	1,613
Thereafter	6,250
Total	$22,061
Rent expense for the years ended December 31, 2018, 2017 and 2016, was $4,940, $4,245 and $3,904, respectively.
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $6,646 and $4,704 and $8,326 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	For the year ended December 31,
	2018	2017	2016
Balance at beginning of period	$3,386	$2,659	$2,156
Provision for loan repurchases or indemnifications	174	810	512
Recoveries on previous losses	3	—	9
Losses on loans repurchased or indemnified	(290)	(83)	(18)
Balance at end of period	$3,273	$3,386	$2,659
Note (16)—Derivatives:
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”
The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for mortgage loans are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets.  The Company also enters into best effort or mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the rate-lock

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
The Company enters into forward commitments, futures and options contracts that are not designated as hedging instruments as economic hedges to offset the changes in fair value of MSRs. Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
Additionally, the Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with customer contracts, the Company enters into an offsetting derivative contract. The Company manages its credit risk, or potential risk of default by its commercial customers through credit limit approval and monitoring procedures.
In June of 2017, the Company entered into two interest rate swap agreements with notional amounts totaling $30,000 to hedge interest rate exposure on outstanding subordinate debentures included in long-term debt totaling $30,930. See Note 12 “Borrowings” in the notes to the consolidated financial statements for additional details regarding subordinated debentures. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of December 31, 2018 and 2017, the fair value of these contracts was $721 and $305, respectively.
In July of 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps are designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings obtained in conjunction with the Clayton Banks acquisition. Under these contracts, the Company receives a variable rate of interest and pays a fixed rate of interest. As of December 31, 2017, the fair value of these contracts was $1,127. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of December 31, 2018, there was $1,436 remaining in the other comprehensive income to be accreted into income.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At December 31, 2018 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had collateral posted of $13,904 against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	December 31, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$295,333	$6,679	$6,679
Forward commitments	474,208	—	4,958
Interest rate-lock commitments	318,706	6,241	—
Futures contracts	166,000	649	—
Option contracts	3,800	26	—
Total	$1,258,047	$13,595	$11,637

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2017
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$146,754	$1,146	$1,146
Forward commitments	870,574	—	553
Interest rate-lock commitments	504,156	6,768	—
Futures contracts	283,000	315	—
Options contracts	6,000	29	—
Total	$1,810,484	$8,258	$1,699

	December 31, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$721	$—
Total	$30,000	$721	$—

	December 31, 2017
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$130,000	$1,432	—
Total	$130,000	$1,432	—
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2018	2017	2016
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$(527)	$340	$835
Forward commitments	3,864	(11,987)	10,497
Futures contracts	(2,981)	315	—
Option contracts	(58)	22	—
Total	$298	$(11,310)	$11,332

	Year Ended December 31,
	2018	2017	2016
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings	$128	$—	$—
Gain (loss) included in interest expense on borrowings	32	(168)	—
Included in loss on sale of mortgage servicing rights	—	—	(5,569)
Total	$160	$(168)	$(5,569)
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Designated as hedging:
Amount of gain recognized in other comprehensive income, net of tax	$1,039	$685	$—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (17)—Fair value of financial instruments:
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
Investment securities-Investment securities are recorded at fair value on a recurring basis. Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of similar instruments or are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the pricing relationship or correlation among other benchmark quoted securities. Investment securities valued using quoted market prices of similar instruments or that are valued using matrix pricing are classified as Level 2. When significant inputs to the valuation are unobservable, the available-for-sale securities are classified within Level 3 of the fair value hierarchy.
Where no active market exists for a security or other benchmark securities, fair value is estimated by the Company with reference to discount margins for other high-risk securities.
Loans held for sale-Loans held for sale are carried at fair value. Fair value is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs.
Derivatives-The fair value of the interest rate swaps are based upon fair values provided from entities that engage in interest rate swap activity and is based upon projected future cash flows and interest rates. Fair value of commitments is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered. These financial instruments are classified as Level 2.
Other real estate owned-Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations and excess land and facilities held for sale. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.
Mortgage servicing rights-Servicing rights are carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. As such, mortgage servicing rights are considered Level 3.
Impaired loans-Loans considered impaired under FASB ASC 310, Receivables, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value adjustments for impaired loans are recorded on a non-recurring basis as either partial write downs based on observable market prices or current appraisal of the collateral. Impaired loans are classified as Level 3.
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

	Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$125,356	$125,356	$—	$—	$125,356
Investment securities	658,805	—	658,805	—	658,805
Loans, net	3,638,579	—	—	3,630,500	3,630,500
Loans held for sale	278,815	—	278,815	—	278,815
Interest receivable	14,503	—	2,848	11,655	14,503
Mortgage servicing rights	88,829	—	—	88,829	88,829
Derivatives	14,316	—	14,316	—	14,316
Financial liabilities:
Deposits:
Without stated maturities	$3,051,972	$3,051,972	$—	$—	$3,051,972
With stated maturities	1,119,745	—	1,122,076	—	1,122,076
Securities sold under agreement to repurchase and federal funds sold	15,081	15,081	—	—	15,081
Federal Home Loan Bank advances	181,765	—	181,864	—	181,864
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	5,015	530	4,485	—	5,015
Derivatives	11,637	—	11,637	—	11,637

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Fair Value
December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,751	$119,751	$—	$—	$119,751
Investment securities	543,992	—	540,388	3,604	543,992
Federal Home Loan Bank Stock	11,412	N/A	N/A	N/A	N/A
Loans, net	3,142,870	—	3,064,373	77,027	3,141,400
Loans held for sale	526,185	—	526,185	—	526,185
Interest receivable	13,069	—	13,069	—	13,069
Mortgage servicing rights	76,107	—	—	76,107	76,107
Derivatives	9,690	—	9,690	—	9,690
Financial liabilities:
Deposits:
Without stated maturities	$2,976,066	$2,976,066	$—	$—	$2,976,066
With stated maturities	688,329	—	682,403	—	682,403
Securities sold under agreement to repurchase and federal funds sold	14,293	14,293	—	—	14,293
Federal Home Loan Bank advances	302,372	190,000	112,465	—	302,465
Subordinated debt	30,930	—	36,670	—	36,670
Interest payable	1,504	575	929	—	1,504
Derivatives	1,699	—	1,699	—	1,699
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2018 are presented in the following table:

December 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$989	$—	$989
Mortgage-backed securities	—	508,580	—	508,580
Municipals, tax-exempt	—	138,887	—	138,887
Treasury securities	—	7,242	—	7,242
Equity securities	—	3,107	—	3,107
Total	$—	$658,805	$—	$658,805
Loans held for sale	—	278,815	—	278,815
Mortgage servicing rights	—	—	88,829	88,829
Derivatives	—	14,316	—	14,316
Financial Liabilities:
Derivatives	—	11,637	—	11,637

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2018 are presented in the following table:

At December 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,266	$2,266
Impaired loans(1):
Commercial and industrial	—	—	732	732
Construction	—	—	832	832
Residential real estate:
1-4 family mortgage	—	—	146	146
Commercial real estate:
Owner occupied	—	—	87	87
Non-owner occupied	—	—	6,921	6,921
Total	$—	$—	$8,718	$8,718
(1) Includes both impaired non-purchased loans and PCI loans.
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2017 are presented in the following table:

At December 31, 2017	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$986	$—	$986
Mortgage-backed securities	—	418,781	—	418,781
Municipals, tax-exempt	—	109,251	—	109,251
Treasury securities	—	7,252	—	7,252
Equity securities	—	4,118	3,604	7,722
Total	$—	$540,388	$3,604	$543,992
Loans held for sale	—	526,185	—	526,185
Mortgage servicing rights	—	—	76,107	76,107
Derivatives	—	9,690	—	9,690
Financial Liabilities:
Derivatives	—	1,699	—	1,699

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
The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the year ended December 31, 2018 and 2017:

	Available-for-sale securities
	Year Ended December 31,
	2018	2017
Balance at beginning of period	$3,604	$4,549
Reclassification of equity securities without a readily determinable fair value to other assets (1)	(3,604)	—
Impairment of equity securities	—	(945)
Balance at end of period	$—	$3,604
(1) See Note 1, "Basis of Presentation" in the Notes to the consolidated financial statements for additional details regarding the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities.

As of December 31, 2017, there was no established market for certain other securities, and as such, the Company had estimated that historical costs approximated market value. As of January 1, 2018, the Company adopted ASU 2016-01 (See Note 1) and reclassified $3,604 of these other securities without readily determinable market values to other assets. An impairment of an equity security without a readily determinable fair value was considered to be other-than-temporary and was written down to its fair value resulting in an impairment loss of $945 during the year ended December 31, 2017.
The following table presents information as of December 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans(1)	$8,718	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$2,266	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the client and client's business. Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset's fair value at the date of foreclosure are charged to the allowance for loan losses. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics.
Fair value option
The Company elected to measure all loans originated for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net (losses) gains of $(4,539) and $9,111 resulting from fair value changes of the mortgage loans were recorded in income during the year ended December 31, 2018 and 2017, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans recorded as of December 31, 2017 which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. At December 31, 2018, there were $67,362 of delinquent GNMA loans that had previously been sold. The Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company had $0 in rebooked GNMA loans included in loans held for sale as of December 31, 2018. GNMA optional repurchase loans totaled $43,035 at December 31, 2017 and are included in loans held for sale on the accompanying Consolidated Balance Sheet. See Note 1, “Basis of presentation” in the Notes to the consolidated financial statements for additional details regarding rebooked GNMA loans.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of December 31, 2018 and 2017:

December 31, 2018	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$278,418	$267,907	$10,511
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	397	397	—

December 31, 2017
Mortgage loans held for sale measured at fair value	$482,089	$467,039	$15,050
Past due loans of 90 days or more	320	320	—
Nonaccrual loans	741	741	—

Note (18)—Parent company only financial statements:

	As of December 31,
Balance sheet	2018	2017
Assets
Cash and cash equivalents(1)	$17,400	$25,789
Investments	—	1,129
Investments in Bank subsidiary(1)	679,097	595,625
Other assets	7,364	5,411
Goodwill	29	29
Total assets	703,890	627,983
Liabilities and shareholders' equity
Liabilities
Borrowings	$30,930	$30,930
Accrued expenses and other liabilities	1,103	324
Total liabilities	32,033	31,254
Shareholders' equity
Common stock	30,725	30,536
Additional paid-in capital	424,146	418,596
Retained earnings	221,213	147,449
Accumulated other comprehensive (loss) income	(4,227)	148
Total shareholders' equity	671,857	596,729
Total liabilities and shareholders' equity	$703,890	$627,983
(1) Eliminates in Consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	For the years ended For the Year Ended December 31,
Income Statements	2018	2017	2016
Income
Other interest income	$—	$41	$33
Interest income from Bank subsidiary (1)	—	—	95
(Loss) gain on investments	—	(945)	417
Gain on sale of other assets	297	—	—
Dividend income from Bank subsidiary (1)	—	—	14,875
Earnings from Bank subsidiary (1)	83,285	54,713	26,859
Total income	83,582	53,809	42,279
Expenses
Interest expense	1,651	1,491	1,393
Salaries, legal and professional fees	1,481	893	315
Other noninterest expense	960	296	168
Federal and state income tax benefit	(746)	(1,269)	(188)
Total expenses	3,346	1,411	1,688
Net income	$80,236	$52,398	$40,591
(1) Eliminates in Consolidation

	For the years ended For the Year Ended December 31,
Statement of Cash Flows	2018	2017	2016
Operating Activities
Net income	$80,236	$52,398	$40,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(83,285)	(54,713)	(26,859)
Loss (gain) on investments	—	945	(417)
Gain on sale of other assets	(297)
Stock-based compensation expense	7,207	—	4,693
Increase in other assets	(441)	(2,439)	(427)
Increase (decrease) in other liabilities	(7,737)	(551)	(5,251)
Other, net	—	—	7
Net cash provided by operating activities	(4,317)	(4,360)	12,337
Investing Activities
Proceeds from sale of other assets	869	—	—
Other investments	—	—	724
Net cash provided by investing activities	869	—	724
Financing Activities
Equity contribution to Bank	—	(154,200)	(20,000)
Payment of dividends	(6,137)	—	(69,300)
Payment of borrowings	—	—	(10,075)
Net proceeds from sale of common stock	1,196	153,356	116,054
Net cash (used in) provided by financing activities	(4,941)	(844)	16,679
Net (decrease) increase in cash and cash equivalents	(8,389)	(5,204)	29,740
Cash and cash equivalents at beginning of year	25,789	30,993	1,253
Cash and cash equivalents at end of year	$17,400	$25,789	$30,993
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units	$(226)	$—	$—
Noncash dividend from Bank	572	—	—
Conversion of cash-settled to stock-settled compensation	—	—	5,388
Forgiveness of intercompany debt	—	—	6,024

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (19)—Segment reporting:
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
The following tables provides segment financial information for the years ended December 31, 2018, 2017 and 2016 as follows:

Year Ended December 31, 2018	Banking	Mortgage	Consolidated
Net interest income	$204,517	$(449)	$204,068
Provision for loan loss	5,398	—	5,398
Mortgage banking income	25,460	83,874	109,334
Change in fair value of mortgage servicing rights(1)	—	(8,673)	(8,673)
Other noninterest income	29,981	—	29,981
Depreciation	3,827	507	4,334
Amortization of intangibles	3,185	—	3,185
Other noninterest mortgage banking expense	21,671	73,068	94,739
Other noninterest expense(2)	121,200	—	121,200
Income before income taxes	104,677	1,177	105,854
Income tax expense			25,618
Net income			80,236
Total assets	$4,752,111	$384,653	$5,136,764
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $1,594 in merger and conversion expenses.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2017	Banking	Mortgage	Consolidated
Net interest income	$153,018	$253	$153,271
Provision for loan loss	(950)	—	(950)
Mortgage banking income	26,737	93,620	120,357
Change in fair value of mortgage servicing rights(1)	—	(3,424)	(3,424)
Other noninterest income	24,648	—	24,648
Depreciation and amortization	3,801	515	4,316
Amortization of intangibles	1,995	—	1,995
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	21,714	76,582	98,296
Other noninterest expense(2)	117,461	—	117,461
Income before income taxes	60,382	13,103	73,485
Income tax expense			21,087
Net income			52,398
Total assets	$4,130,349	$597,364	$4,727,713
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $19,034 in merger and conversion expenses.

Year Ended December 31, 2016	Banking	Mortgage	Consolidated
Net interest income	$112,365	$(1,415)	$110,950
Provision for loan loss	(1,479)	—	(1,479)
Mortgage banking income	25,542	92,209	117,751
Other noninterest income	26,934	—	26,934
Depreciation and amortization	3,506	489	3,995
Amortization of intangibles	2,132	—	2,132
Amortization and impairment of mortgage servicing rights	—	12,999	12,999
Loss on sale of mortgage servicing rights	—	4,447	4,447
Other noninterest mortgage banking expense	16,095	66,256	82,351
Other noninterest expense(1)	88,866	—	88,866
Income before income taxes	55,721	6,603	62,324
Income tax expense			21,733
Net income			40,591
Total assets	$2,752,773	$524,108	$3,276,881
Goodwill	46,767	100	46,867

(1)	Included $3,268 in merger and conversion expenses.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which eliminated in consolidation, had a prime interest rate of 5.5%, 4.5% and 3.75% as of December 31, 2018, 2017 and 2016, respectively, and further limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $16,057, $16,932 and $12,636 for the December 31, 2018, 2017 and 2016, respectively.
Note (20)—Minimum capital requirements:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2018 and 2017, the Bank and Company met all capital adequacy requirements to which it is subject.
Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of December 31, 2018 and 2017, the buffer was 1.88% and 1.25%, respectively. The capital conservative buffer will be fully phased in January 1, 2019 at 2.50%.
Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
FB Financial Corporation	$582,945	13.0%	$358,735	8.0%	$442,814	9.9%	N/A	N/A
FirstBank	561,327	12.5%	359,249	8.0%	443,448	9.9%	$449,062	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$554,013	12.4%	$268,071	6.0%	$351,843	7.9%	N/A	N/A
FirstBank	532,395	11.9%	268,434	6.0%	352,320	7.9%	$357,913	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	$194,391	4.0%	N/A	N/A	N/A	N/A
FirstBank	532,395	10.9%	195,374	4.0%	N/A	N/A	$244,218	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$524,013	11.7%	$201,543	4.5%	$285,520	6.4%	N/A	N/A
FirstBank	532,395	11.9%	201,326	4.5%	285,212	6.4%	$290,804	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
FB Financial Corporation	$496,422	12.0%	$330,672	8.0%	$382,340	9.3%	N/A	N/A
FirstBank	466,102	11.3%	329,984	8.0%	381,544	9.3%	$412,480	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$472,381	11.4%	$247,969	6.0%	$299,629	7.3%	N/A	N/A
FirstBank	442,061	10.7%	247,422	6.0%	298,968	7.3%	$329,896	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$472,381	10.5%	$180,643	4.0%	N/A	N/A	N/A	N/A
FirstBank	442,061	9.8%	180,987	4.0%	N/A	N/A	$226,234	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$442,381	10.7%	$185,874	4.5%	$237,506	5.8%	N/A	N/A
FirstBank	442,061	10.7%	185,567	4.5%	237,113	5.8%	$268,041	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (21)—Employee benefit plans:
(A)—401(k) plan:
The Bank has a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan. Employees may contribute the maximum amount of their eligible compensation subject to certain limits based on the federal tax laws. The Bank makes matching contributions of 25% of participant contributions not to exceed 6% of an employee’s total compensation. The Bank may also make discretionary Profit Sharing contributions. Matching and profit sharing contributions are vested equally over five years. For the years ended December 31, 2018, 2017 and 2016, the matching portions provided by the Bank to this Plan were $2,211 and $2,344 and $1,379 respectively, which includes the additional discretionary contribution of 25% match contributed in those years.
(B)—Acquired supplemental retirement plans:
In prior years, the Company assumed certain nonqualified supplemental retirement plans for certain former employees of acquired entities. At December 31, 2018 and 2017, other liabilities on the consolidated balance sheet include post-retirement benefits payable of $1,260 and $1,510, respectively, related to these plans. For the years ended December 31, 2018, 2017 and 2016, the Company recorded expense of $4, $4 and $30, respectively, related to these plans and payments to the participants were $191, $191 and $205 in 2018, 2017 and 2016, respectively. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2018 and 2017, other assets on the consolidated balance sheet include $11,115 and $10,873 and reported cash value income (net of related insurance premium expense) of $158, $164 and $181 in 2018, 2017 and 2016, respectively.
(C)—Deferred compensation plans and agreements:
The Bank granted awards (“EBI Units”) to certain employees pursuant to the FirstBank 2010 Equity Based Incentive Plan (the “2010 EBI Plan”), the FirstBank 2012 Equity Based Incentive Plan (the “2012 EBI Plan”) and the FirstBank Preferred Equity Based Incentive Plan (the “Preferred EBI Plan” and, together with the 2010 EBI Plan and the 2012 EBI Plan, the “EBI Plans”). Prior to the initial public offering, awards granted under EBI Plans were settled in cash only. Following the initial public offering, participants in the EBI Plans were given the one-time option to elect, for each EBI Unit vested to such participant, either (i) an amount in cash or (ii) a number of shares of Company common stock determined pursuant to a conversion formula that took into account the effect of the initial public offering. Consistent with the terms of the EBI Plans and approved by the Board of Directors, outstanding EBI Units were adjusted to reflect the 100-for-one stock split that was effectuated prior to the IPO.
The Bank also has a separate deferred compensation agreement with one key executive.
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
Summary—At December 31, 2018 and 2017, the accompanying consolidated balance sheet include liabilities for cash-settled awards under the EBI Plans amounted to $993 and $2,346, respectively. As of December 31, 2018 and 2017, there were 29,172 and 67,470 units, respectively, in the equity based incentive plan for those employees who elected cash settlement of EBI units. Subsequent to December 31, 2018, these cash-settled awards were fully distributed. For the year ended December 31, 2018 and 2017, the Company incurred expenses related to these plans and agreements totaling $3,787 and $3,685, respectively, which is included in salaries, commissions and employee benefits in the accompanying statement of income. Additionally, payments under the plans totaled $1,818 and $5,163, respectively, for 2018 and 2017.
Note (22)—Stock-Based Compensation
The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
Additionally, following the initial public offering, participants in the EBI Plans (see Note 21) were given the option to elect conversion of their outstanding cash-settled units to stock-settled restricted stock units.
The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed above, outstanding at December 31, 2018:

	For the year ended
	December 31,
	2018
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,214,109	$19.97
Conversion of deferred compensation plan	—	—
Conversion of equity based incentive (EBI) plans	—	—
Grants	149,734	39.55
Released and distributed (vested)	(207,478)	21.99
Forfeited/expired	(16,150)	25.45
Balance at end of period	1,140,215	$21.96

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units, was $4,562, $2,202 and $2,997 for the years ended December 31, 2018, 2017 and 2016, respectively.
The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units, was $7,436, $8,184 and $4,693 for the years ended December 31, 2018, 2017 and 2016, respectively. This included $645 and $551 paid to Company independent directors during the years ended December 31, 2018 and 2017, respectively, related to independent director grants and compensation elected to be settled in stock. There were no such grants to independent

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

directors during the year ended December 31, 2016. The current period also includes a one-time expense of $249 related to the modification of vesting terms of certain grants
As of December 31, 2018 and 2017, there were $12,371 and $12,950, respectively, of total unrecognized compensation cost related to nonvested stock-settled EBI Units and restricted stock units (excluding cash-settled EBI units discussed above) which is expected to be recognized over a weighted-average period of 2.2 years and 2.8 years, respectively. At December 31, 2018, there was $226 accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
Employee Stock Purchase Plan:
In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). During the years ended December 31, 2018 and 2017, there were 28,609 shares and 18,658 shares of common stock issued under the ESPP, respectively. As of December 31, 2018 and 2017, there were 2,432,356 and 2,460,965 shares available for issuance under the ESPP, respectively.
Note (23)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2018	$21,012
New loans and advances	21,828
Repayments	(10,576)
Loans outstanding at December 31, 2018	$32,264

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $15,000 and $4,672 at December 31, 2018 and 2017, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $287,156 and $110,465 as of December 31, 2018 and 2017, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $116 and $137 in unamortized leasehold improvements related to these leases at December 31, 2018 and 2017, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $516, $504 and $522 for the years ended December 31, 2018, 2017 and 2016, respectively.
(D) Investment securities transactions:
The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $29 and $200 as of December 31, 2018 and 2017, respectively.
(E) Aviation time sharing agreement:
Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by certain directors of the Company. This replaces the previous agreement dated December 21, 2012. During the years ended December 31, 2018 and 2017, the Company made payments of $208 and $176, respectively, under these agreements.
(F) Registration rights agreement:
The Company is party to a registration rights agreement with its chairman of the Company’s board of directors (and former majority shareholder) that was entered into in connection with the 2016 IPO, under which the Company is responsible for

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During 2018, the Company paid $671 under this agreement related to the secondary offering completed during the second quarter of 2018.

Note (24)—Subsequent event:
The Company has evaluated subsequent events through March 12, 2019, the date these financial statements were available to be issued.
As disclosed in Note 9, "Mortgage servicing rights," the Company closed on the sale of $29,416 of mortgage servicing rights on $2,034,374 of serviced mortgage loans. The Company will continue to service a portion of the loans until they can be transferred to the purchaser. No significant gain or loss was recognized related to this transaction.
There were no other subsequent events, other than what was disclosed above, that occurred after December 31, 2018, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2018 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2019 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2018.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2019 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2019 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2018.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2019 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2018.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2019 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The following consolidated financial statements of FB Financial Corporation and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.
Consolidated balance sheets as of December 31, 2018 and 2017
Consolidated statements of income for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of comprehensive income for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

EXHIBIT INDEX

Exhibit
NumberDescription

2.1
Stock Purchase Agreement by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton, dated as of February 8, 2017 (incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 9, 2017)

2.2
First Amendment to Stock Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation, FirstBank, Clayton HC, Inc., Clayton Bank and Trust, American City Bank, and James L. Clayton (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 26, 2017)

3.1
Amended and Restated Charter of FB Financial Corporation (incorporated by reference as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

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
10.6
Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.7
Form of Restricted Stock Unit Award Certificate (2017) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference as Exhibit 10.6  to the Company’s Form 10-K (File No. 001-37875), for the period ending December 31, 2016) †

10.8
Form of Restricted stock Unit Award Certificate (2018) pursuant to the FB Financial Corporation 2016 Incentive Plan(incorporated by reference as Exhibit 10.8 to the Company's Form 10-K (File No. 001-37975), for the period ending December 31, 2017) †

10.9
Form of Nonstatutory Stock Option Award Certificate pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.10
Form of Restricted Stock Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference as Exhibit 10.9 to the Company’s Registration Statement on Form S- 1/A (File No. 333-213210), filed September 6, 2016) †

10.11
FB Financial Corporation 2016 Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016) †

10.12	FirstBank 2012 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-213210), filed August 19, 2016) †
10.13
Amendment to FirstBank 2012 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.14
EBI Unit Award Agreement between FB Financial Corporation and Christopher T. Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Fully-Vested) (incorporated by reference as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.15
EBI Unit Award Agreement between FB Financial Corporation and Chris Holmes granted under the FirstBank 2012 Equity Based Incentive Plan (Ratable Vesting) (incorporated by reference as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed September 6, 2016) †

10.16
Form of EBI Unit Award Agreement pursuant to the FirstBank 2012 Equity Based Incentive Plan(incorporated by reference as Exhibit 10.16 to the Company's Form 10-K (File No. 001-37975), for the period ending December 31, 2017)†

10.17
Long Form of EBI Unit Award Agreement pursuant to 2012 Equity Based Incentive Plan(incorporated by reference as Exhibit 10.17 to the Company's Form 10-K (File No. 001-37975), for the period ending December 31, 2017)*†

10.18	First Amendment to the Form of EBI Unit Award Agreement pursuant to the FirstBank 2012 Equity Based Incentive Plan†
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

10.24	Second Amendment to FirstBank 2010 Equity Based Incentive Plan (incorporated by reference as Exhibit 10.19 to the Company’s Form 10-K (File No. 001-37875), for the period ending December 31, 2016) †
10.25	Tax Sharing Agreement (incorporated by reference as Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
10.26	Shareholder's Agreement (incorporated by reference as Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
10.27
Securities Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation and the purchases named therein and their permitted transferees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2017)

16	Letter to Securities and Exchange Commission from RSM US LLP (incorporated by reference as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on April 6, 2018)
21	Subsidiaries of FB Financial Corporation*

23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
23.2	Consent of Independent Registered Public Accounting Firm (RSM US LLP)*
24.1	Powers of Attorney contained on the signature pages of this 2018 Annual Report on Form 10-K and incorporated herein by reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
March 12, 2019	James R. Gordon Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Ayers
James W. Ayers	Executive Chairman of the Board	March 12, 2019

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2019

/s/ James R. Gordon
James R. Gordon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019

/s/ William F. Andrews
William F. Andrews	Director	March 12, 2019

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	March 12, 2019

/s/ Agenia Clark
Agenia Clark	Director	March 12, 2019

/s/ James L. Exum
James L. Exum	Director	March 12, 2019

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	March 12, 2019

/s/ Raja J. Jubran
Raja J. Jubran	Director	March 12, 2019

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	March 12, 2019