Form 10-Q
period 2019-03-31
FB Financial Corp
filed 2019-05-09
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of May 6, 2019 was 30,860,397.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

PART I—FINANCIAL INFORMATION
ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share amounts)

	March 31,	December 31,
	2019 (Unaudited)	2018
ASSETS
Cash and due from banks	$60,253	$38,381
Federal funds sold	6,600	31,364
Interest-bearing deposits in financial institutions	128,561	55,611
Cash and cash equivalents	195,414	125,356
Investments:
Available-for-sale debt securities, at fair value	667,654	655,698
Equity securities, at fair value	3,181	3,107
Federal Home Loan Bank stock, at cost	13,432	13,432
Loans held for sale, at fair value	248,054	278,815
Loans	3,786,791	3,667,511
Less: allowance for loan losses	29,814	28,932
Net loans	3,756,977	3,638,579
Premises and equipment, net	87,013	86,882
Other real estate owned, net	12,828	12,643
Operating lease right-of-use assets	32,694	—
Interest receivable	16,611	14,503
Mortgage servicing rights	64,031	88,829
Goodwill	137,190	137,190
Core deposit and other intangibles, net	10,439	11,628
Other assets	89,638	70,102
Total assets	$5,335,156	$5,136,764
LIABILITIES
Deposits
Noninterest-bearing	$964,745	$949,135
Interest-bearing checking	937,323	863,706
Money market and savings	1,257,863	1,239,131
Customer time deposits	1,073,819	1,016,638
Brokered and internet time deposits	69,441	103,107
Total deposits	4,303,191	4,171,717
Borrowings	229,178	227,776
Operating lease liabilities	35,093	—
Accrued expenses and other liabilities	73,117	65,414
Total liabilities	4,640,579	4,464,907
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,852,665 and 30,724,532 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	30,853	30,725
Additional paid-in capital	423,647	424,146
Retained earnings	236,947	221,213
Accumulated other comprehensive income (loss), net	3,130	(4,227)
Total shareholders' equity	694,577	671,857
Total liabilities and shareholders' equity	$5,335,156	$5,136,764
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$60,448	$50,693
Interest on securities
Taxable	3,569	2,852
Tax-exempt	1,144	925
Other	772	378
Total interest income	65,933	54,848

Interest expense:
Deposits	11,855	5,071
Borrowings	1,062	1,348
Total interest expense	12,917	6,419
Net interest income	53,016	48,429
Provision for loan losses	1,391	317
Net interest income after provision for loan losses	51,625	48,112

Noninterest income:
Mortgage banking income	21,021	26,471
Service charges on deposit accounts	2,079	1,959
ATM and interchange fees	2,656	2,361
Investment services and trust income	1,295	1,206
Gain (loss) from securities, net	43	(47)
Loss on sales or write-downs of other real estate owned	(39)	(186)
Gain from other assets	191	68
Other income	1,793	1,443
Total noninterest income	29,039	33,275

Noninterest expenses:
Salaries, commissions and employee benefits	33,697	34,027
Occupancy and equipment expense	3,730	3,424
Legal and professional fees	1,725	2,043
Data processing	2,384	2,035
Merger costs	621	1,193
Amortization of core deposit and other intangibles	729	853
Regulatory fees and deposit insurance assessments	592	562
Software license and maintenance fees	472	657
Advertising	2,737	3,282
Other expense	8,414	8,075
Total noninterest expense	55,101	56,151

Income before income taxes	25,563	25,236
Income tax expense (Note 8)	5,975	5,482
Net income	$19,588	$19,754
Earnings per common share
Basic	$0.63	$0.65
Fully diluted	0.62	0.63
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$19,588	$19,754
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of taxes of $2,752 and $2,570	7,778	(7,039)
Reclassification adjustment for loss on sale of securities included in net income, net of taxes of $2 and $2	4	7
Net change in unrealized gain in hedging activities, net of taxes of $116 and $446	(331)	1,271
Reclassification adjustment for gain on hedging activities, net of taxes of $33 and $1	(94)	3
Total other comprehensive income (loss), net of tax	7,357	(5,758)
Comprehensive income	$26,945	$13,996
 See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729
Initial adoption of ASU 2016-01	—	—	(109)	109	—
Net income	—	—	19,754	—	19,754
Other comprehensive loss, net of taxes	—	—	—	(5,758)	(5,758)
Stock based compensation expense	4	1,954	—	—	1,958
Restricted stock units vested and distributed, net of shares withheld	115	(2,392)	—	—	(2,277)
Shares issued under employee stock purchase program	17	652	—	—	669
Balance at March 31, 2018	$30,672	$418,810	$167,094	$(5,501)	$611,075

Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857
Initial adoption of ASU 2016-02 (See note 1)	—	—	(1,309)	—	(1,309)
Net income	—	—	19,588	—	19,588
Other comprehensive income, net of taxes	—	—	—	7,357	7,357
Stock based compensation expense	3	1,635	—	—	1,638
Restricted stock units vested and distributed, net of shares withheld	114	(2,487)	—	—	(2,373)
Shares issued under employee stock purchase program	11	353	—	—	364
Dividends declared ($0.08 per share)	—	—	(2,545)	—	(2,545)
Balance at March 31, 2019	$30,853	$423,647	$236,947	$3,130	$694,577
 See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$19,588	$19,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,172	1,106
Amortization of core deposit and other intangibles	729	853
Capitalization of mortgage servicing rights	(8,720)	(13,510)
Net change in fair value of mortgage servicing rights	4,358	(3,543)
Stock-based compensation expense	1,638	1,958
Provision for loan losses	1,391	317
Provision for mortgage loan repurchases	59	186
Accretion of yield on purchased loans	(1,831)	(1,687)
Accretion of discounts and amortization of premiums on securities, net	614	697
(Gain) loss from securities, net	(43)	47
Originations of loans held for sale	(932,125)	(1,617,103)
Repurchases of loans held for sale	(5,957)	—
Proceeds from sale of loans held for sale	986,454	1,707,527
Gain on sale and change in fair value of loans held for sale	(18,151)	(23,391)
Net loss or write-downs of other real estate owned	39	186
Gain on other assets	(191)	(68)
Provision for deferred income taxes	(4,219)	5,482
Changes in:
Other assets and interest receivable	(22,511)	(4,759)
Accrued expenses and other liabilities	10,133	(26,207)
Net cash provided by operating activities	32,427	47,845
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,758	221
Maturities, prepayments and calls	20,814	16,503
Purchases	(24,196)	(81,990)
Net increase in loans	(118,358)	(74,928)
Proceeds from sale of mortgage servicing rights	29,160	—
Purchases of premises and equipment	(911)	(704)
Proceeds from the sale of premises and equipment	284	—
Proceeds from the sale of other real estate owned	716	1,432
Net cash used in investing activities	(90,733)	(139,466)
Cash flows from financing activities:
Net increase in demand deposits	107,959	83,076
Net increase in time deposits	23,515	18,680
Net increase (decrease) in borrowings	1,402	(54,578)
Share based compensation witholding obligation	(2,373)	(2,277)
Net proceeds from sale of common stock	364	669
Dividends paid	(2,503)	—
Net cash provided by financing activities	128,364	45,570
Net change in cash and cash equivalents	70,058	(46,051)
Cash and cash equivalents at beginning of the period	125,356	119,751
Cash and cash equivalents at end of the period	$195,414	$73,700

Supplemental cash flow information:
Interest paid	$10,820	$6,066
Taxes paid	77	31
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,106	$630
Transfers from other real estate owned to loans	166	120
Transfers from loans held for sale to loans	540	1,599
Derecognition of rebooked GNMA delinquent loans	—	43,035
Trade date payable - securities	2,524	3,912
Dividends declared not paid on restricted stock units	84	—
Adjustment to retained earnings for adoption of new accounting standards (See Note 1)	(1,309)	(109)
Right-of-use assets obtained in exchange for new operating lease liabilities	33,819	—
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
(Amounts are in thousands)
Overview and presentation
FB Financial Corporation (the “Company”) is a bank holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"), with 56 full-service branches throughout Tennessee, north Alabama, and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
The unaudited consolidated financial statements, including the notes thereto of the Company, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) interim reporting requirements and general banking industry guidelines, and therefore, do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no other subsequent events other than described below that occurred after March 31, 2019, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital"), further increasing market share in existing markets and expanding the Company's footprint into new locations. See Note 2, "Mergers and acquisitions" in the notes to the consolidated financial statements for further details regarding the terms and conditions of this acquisition.
On April 18, 2019, the Company declared a regular quarterly dividend of $0.08 per share to be paid on May 16, 2019 to shareholders of record as of May 1, 2019, totaling approximately $2,557.
Earnings per share
Basic earnings per common share ("EPS") excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Diluted EPS is computed by dividing earnings attributable to common shareholders by the weighted average

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

number of common shares outstanding for the period, plus an incremental number of common-equivalent shares computed using the treasury stock method.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
Basic earnings per common share calculation:
Net income	$19,588	$19,754
Dividends paid on and undistributed earnings allocated to participating securities	(105)	—
Earnings attributable to common shareholders	$19,483	$19,754
Weighted-average basic shares outstanding	30,786,684	30,613,284
Basic earnings per common share	$0.63	$0.65
Diluted earnings per common share:
Earnings attributable to common shareholders	19,483	19,754
Weighted-average basic shares outstanding	30,786,684	30,613,284
Weighted-average diluted shares contingently issuable	562,514	808,546
Weighted-average diluted shares outstanding	31,349,198	31,421,830
Diluted earnings per common share	$0.62	$0.63
Recently adopted accounting policies:
Except as set forth below, the Company did not adopt any new accounting policies that were not disclosed in the Company's 2018 audited consolidated financial statements included on Form 10-K.
Leases
The Company leases certain banking, mortgage and operations locations. Effective January 1, 2019, the Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, incentive liabilities, leasehold intangibles and any impairment of the right-of-use asset. In determining whether a contract contains a lease, management conducts an analysis at lease inception to ensure an asset was specifically identified and the Company has control of use of the asset. For contracts determined to be leases entered into after January 1, 2019, the Company performs additional analysis to determine whether the lease should be classified as a finance or operating lease. The Company considers a lease to be a finance lease if future minimum lease payments amount to greater than 90% of the asset's fair value or if the lease term is equal to or greater than 75% of the asset's estimated economic useful life. As of March 31, 2019, the Company did not have any leases that were determined to be finance leases. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year). Additionally, the Company has not recorded equipment leases or leases in which the Company is the lessor on the consolidated balance sheets as these are not material to the Company.
At lease inception, the Company determines the lease term by adding together the minimum lease term and all optional renewal periods that it is reasonably certain to renew. This determination is at management's full discretion and is made through consideration of the asset, market conditions, competition and entity based economic conditions, among other factors. The lease term is used in the economic life test and also to calculate straight-line rent expense. The depreciable life of leasehold improvements is limited by the estimated lease term, including renewals.
Operating leases are expensed on a straight-line basis over the life of the lease beginning when the lease commences. Rent expense and variable lease expense are included in Occupancy and equipment expense on the Company's Consolidated

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

statements of income. The Company's variable lease expense include rent escalators that are based on the Consumer Price Index or market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease. There are no residual value guarantees or restrictions or covenants imposed by leases that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses. The Company accounts for lease and non-lease components as a single lease component by class of underlying asset. The discount rate used in determining the lease liability is based upon borrowing rates for what would be obtained by the Company for similar loans as an incremental rate as of the date of commencement or renewal.
Recently adopted accounting principles:
Except as set forth below, the Company did not adopt any new accounting principles that were not disclosed in the Company's 2018 audited consolidated financial statements included on Form 10-K.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The update requires lessees to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update became effective for the Company on January 1, 2019.
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
FB Financial Corporation elected the optional transition method permitted by ASU 2018-11. Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted. Additionally, the Company elected to adopt the practical expedients allowed under the updates and therefore did not reassess 1) whether any expired or existing contract contain leases, 2) the lease classification for any expired or existing leases, or 3) initial direct costs for any existing leases.
On January 1, 2019, the Company adopted these updates and recognized a right of use asset ("ROU") and lease liability of $32,545 and $34,876, respectively, and recorded a cumulative effect adjustment to retained earnings of $1,309, net of deferred taxes of $461, in addition to adjustments to leasehold improvements of $1,020 and a reclassification from a previously-recognized lease intangible asset for $459. The difference between the asset and liability amounts represents lease incentive liabilities, deferred rent and a lease intangible asset that was reclassified to the ROU asset upon adoption. This adoption did not have a significant impact on the Company's consolidated statements of income and did not have an impact on the Company's cash flows. Disclosures required by the update are presented in Note 6, "Leases" in the notes to the consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities were required to prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The adoption of this update did not have an impact on the Company's consolidated financial statements.
Newly issued not yet effective accounting standards:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

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
ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019.  Management has established a CECL implementation working group, which includes the appropriate members of management to evaluate the impact the adoption of this ASU will have on the Company's financial statements and disclosures and determine the most appropriate method of implementing the amendments in this ASU. The working group has selected a software vendor and is working on identifying data needs for modeling inputs and identifying appropriate modeling methodologies across our loan segments. During 2019, the Company is focused on model completion and finalizing assumptions with parallel processing of our existing allowance for loan losses model with the CECL model targeted for the second half of 2019, depending on how model completion and validation progresses. Management is also working to establish appropriate accounting policies to address new processes and controls under this update. The Company is currently evaluating the impact of this adoption on it’s financial statements and disclosures and currently expects to record a one-time adjustment to retained earnings to increase the allowance for loan losses, however the magnitude of this adjustment cannot currently be reasonably quantified. Management expects to disclose a range estimate of this impact on Form 10-Q for the quarterly period ended September 30, 2019.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. ASU 2017-04 will become effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. Management does not expect adoption of this standard to have any impact on the Company's consolidated financial statements or disclosures.
In June 2018, FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which expands the scope of topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, nonemployee share-based payment awards will be measured at grant-date fair value of the equity instruments obligated to be issued when the good has been delivered or the service rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This ASU is effective for all entities for fiscal years beginnings after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect adoption of this standard to have a significant impact on the consolidated financial statements or disclosures.
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
In March 2019, FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements", which align the guidance for fair value of the underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value in Topic 820, Fair Value Measurement should be applied. ASU No. 2019-01 also requires lessors within the scope of Topic 942, "Financial Services—Depository and Lending", to present all “principal payments received under leases” within investing activities. The amendments in this update become effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this change on its consolidated financial statements and disclosures, but it is not expected to have a material impact.
Note (2)—Mergers and acquisitions:
Atlantic Capital Bank branch acquisition
Effective April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, “Atlantic Capital”). Upon consumation, the Branches were merged with and into FirstBank and consolidated for locations across the Bank. As such, the Atlantic Capital branch acquistion is being accounted for under ASC 805, "Business Combinations." Prior to the determination of purchase accounting adjustments, the Bank assumed approximately $598,000 in deposits, purchased approximately $385,000 in loans at 99.32% of principal outstanding, and paid a deposit premium of 6.25%. The Company is finalizing the fair value of acquired assets and liabilities assumed and as such, purchase accounting is not yet complete.
The Company incurred $621 in merger-related expenses during the three months ended March 31, 2019 in connection with this transaction.

Note (3)—Investment securities:
The amortized cost of securities and their fair values at March 31, 2019 and December 31, 2018 are shown below:

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(7)	$993
Mortgage-backed securities - residential	516,917	2,407	(7,608)	511,716
Municipals, tax exempt	144,142	3,904	(406)	147,640
Treasury securities	7,394	—	(89)	7,305
Total	$669,453	$6,311	$(8,110)	$667,654

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities - residential	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
Total	$668,033	$2,756	$(15,091)	$655,698
As of March 31, 2019 and December 31, 2018, the Company had $3,181 and $3,107 in marketable equity securities recorded at fair value, respectively.
Securities pledged at March 31, 2019 and December 31, 2018 had carrying amounts of $330,966 and $326,215, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Included in available-for-sale securities at March 31, 2019 and December 31, 2018 were $2,524 and $2,120, respectively, in trade date payables that were settled after period end.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2019 and December 31, 2018 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	March 31, 2019		December 31, 2018
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$11,682	$11,772	$15,883	$16,028
Due in one to five years	13,498	13,506	13,806	13,740
Due in five to ten years	16,891	16,974	18,539	18,387
Due in over ten years	110,465	113,686	99,151	98,963
	152,536	155,938	147,379	147,118
Mortgage-backed securities - residential	516,917	511,716	520,654	508,580
Total debt securities	$669,453	$667,654	$668,033	$655,698
Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$1,758	$221
Gross realized gains	1	—
Gross realized losses	7	9
Additionally, net gains of $49 and net losses of $38 were recognized due to changes in fair value of these securities during the three months ended March 31, 2019 and 2018, respectively.
The following tables show gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$993	$(7)	$993	$(7)
Mortgage-backed securities - residential	4,913	(10)	357,430	(7,598)	362,343	(7,608)
Municipals, tax exempt	—	—	21,580	(406)	21,580	(406)
Treasury securities	—	—	7,305	(89)	7,305	(89)
Total	$4,913	$(10)	$387,308	$(8,100)	$392,221	$(8,110)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$989	$(11)	$989	$(11)
Mortgage-backed securities - residential	60,347	(478)	335,769	(12,787)	396,116	(13,265)
Municipals, tax exempt	27,511	(366)	25,343	(1,306)	52,854	(1,672)
Treasury securities	—	—	7,242	(143)	7,242	(143)
Total	$87,858	$(844)	$369,343	$(14,247)	$457,201	$(15,091)
As of March 31, 2019 and December 31, 2018, the Company’s securities portfolio consisted of 353 and 360 securities, 116 and 174 of which were in an unrealized loss position, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The Company evaluates available-for-sale debt securities with unrealized losses for other-than-temporary impairment (OTTI) on a quarterly basis and recorded no OTTI for the three months ended March 31, 2019 and 2018. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Note (4)—Loans and allowance for loan losses:
Loans outstanding at March 31, 2019 and December 31, 2018, by major lending classification are as follows:

	March 31,	December 31,
	2019	2018
Commercial and industrial	$888,345	$867,083
Construction	539,065	556,051
Residential real estate:
1-to-4 family mortgage	552,239	555,815
Residential line of credit	187,415	190,480
Multi-family mortgage	71,532	75,457
Commercial real estate:
Owner occupied	499,123	493,524
Non-owner occupied	816,880	700,248
Consumer and other	232,192	228,853
Gross loans	3,786,791	3,667,511
Less: Allowance for loan losses	(29,814)	(28,932)
Net loans	$3,756,977	$3,638,579
As of March 31, 2019 and December 31, 2018, $681,154 and $618,976, respectively, of qualifying residential mortgage loans (including loans held for sale) and $439,831 and $608,735, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. As of March 31, 2019 and December 31, 2018, $1,365,193 and $1,336,092, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
As of March 31, 2019 and December 31, 2018, the carrying value of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $62,564 and $68,999, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Balance at the beginning of period	$(16,587)	$(17,682)
Principal reductions and other reclassifications from nonaccretable difference	220	(1,294)
Accretion	2,183	2,201
Changes in expected cash flows	(630)	(180)
Balance at end of period	$(14,814)	$(16,955)
Included in the ending balance of the accretable yield on PCI loans at March 31, 2019 and December 31, 2018, is a purchase accounting liquidity discount of $2,093 and $2,436, respectively. There is also a purchase accounting nonaccretable credit discount of $3,480 and $4,355 related to the PCI loan portfolio at March 31, 2019 and December 31, 2018, respectively and an accretable credit and liquidity discount on non-PCI loans of $7,025 and $7,527 and $1,907 and $2,197, respectively.
Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $2,183 and $2,201 was recognized on purchased credit impaired loans during the three months ended March 31, 2019 and 2018, respectively. This includes both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount and credit mark for changes in estimated cash flows. The total purchase accounting contribution through accretion

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

excluding contractual interest collected for all purchased loans was $1,831 and $1,687 for the three months ended March 31, 2019 and 2018, respectively.
The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three months ended March 31, 2019 and 2018:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	333	28	(65)	(73)	(27)	(121)	434	882	1,391
Recoveries of loans previously charged-off	12	1	13	25	—	87	—	224	362
Loans charged off	(179)	—	(81)	(32)	—	—	—	(579)	(871)
Ending balance - March 31, 2019	$5,514	$9,758	$3,295	$731	$539	$3,098	$4,583	$2,296	$29,814

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	202	479	(30)	214	15	(567)	(115)	119	317
Recoveries of loans previously charged-off	135	252	15	27	—	23	51	206	709
Loans charged off	(220)	—	(60)	(20)	—	—	—	(361)	(661)
Ending balance - March 31, 2018	$4,578	$7,866	$3,122	$1,165	$449	$3,014	$2,753	$1,459	$24,406

The following tables provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$709	$—	$136	$—	$—	$42	$299	$—	$1,186
Collectively evaluated for impairment	4,697	9,711	3,027	731	539	3,039	4,068	1,551	27,363
Acquired with deteriorated credit quality	108	47	132	—	—	17	216	745	1,265
Ending balance - March 31, 2019	$5,514	$9,758	$3,295	$731	$539	$3,098	$4,583	$2,296	$29,814

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
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

The following tables provides the amount of loans by loan category broken between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$4,045	$1,220	$874	$605	$—	$2,054	$6,699	$71	$15,568
Collectively evaluated for impairment	882,989	533,238	533,293	186,810	71,532	491,093	796,644	213,060	3,708,659
Acquired with deteriorated credit quality	1,311	4,607	18,072	—	—	5,976	13,537	19,061	62,564
Ending balance - March 31, 2019	$888,345	$539,065	$552,239	$187,415	$71,532	$499,123	$816,880	$232,192	$3,786,791

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,847	$1,221	$987	$245	$—	$2,608	$6,735	$73	$13,716
Collectively evaluated for impairment	863,788	549,075	535,451	190,235	75,457	484,900	677,247	208,643	3,584,796
Acquired with deteriorated credit quality	1,448	5,755	19,377	—	—	6,016	16,266	20,137	68,999
Ending balance - December 31, 2018	$867,083	$556,051	$555,815	$190,480	$75,457	$493,524	$700,248	$228,853	$3,667,511
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
(Unaudited)
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
Loans not meeting the criteria above are considered to be pass rated loans.
The following tables show credit quality indicators by portfolio class at March 31, 2019 and December 31, 2018:

March 31, 2019	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$830,017	$49,599	$7,418	$887,034
Construction	528,421	4,717	1,320	534,458
Residential real estate:
1-to-4 family mortgage	519,688	6,046	8,433	534,167
Residential line of credit	183,448	1,337	2,630	187,415
Multi-family mortgage	71,460	72	—	71,532
Commercial real estate:
Owner occupied	463,724	15,857	13,566	493,147
Non-owner occupied	785,933	10,301	7,109	803,343
Consumer and other	208,442	2,982	1,707	213,131
Total loans, excluding purchased credit impaired loans	$3,591,133	$90,911	$42,183	$3,724,227
Purchased credit impaired loans
Commercial and industrial	$—	$828	$483	$1,311
Construction	—	3,719	888	4,607
Residential real estate:
1-to-4 family mortgage	—	13,644	4,428	18,072
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,080	1,896	5,976
Non-owner occupied	—	5,608	7,929	13,537
Consumer and other	—	16,122	2,939	19,061
Total purchased credit impaired loans	$—	$44,001	$18,563	$62,564
Total loans	$3,591,133	$134,912	$60,746	$3,786,791

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at March 31, 2019 and December 31, 2018:

March 31, 2019	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$2,998	$37	$342	$883,657	$1,311	$888,345
Construction	1,014	—	275	533,169	4,607	539,065
Residential real estate:
1-to-4 family mortgage	1,470	648	3,107	528,942	18,072	552,239
Residential line of credit	730	487	973	185,225	—	187,415
Multi-family mortgage	—	—	—	71,532	—	71,532
Commercial real estate:
Owner occupied	162	117	1,671	491,197	5,976	499,123
Non-owner occupied	795	57	6,973	795,518	13,537	816,880
Consumer and other	1,875	539	380	210,337	19,061	232,192
Total	$9,044	$1,885	$13,721	$3,699,577	$62,564	$3,786,791

December 31, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Purchased Credit Impaired loans	Total
Commercial and industrial	$999	$65	$438	$864,133	$1,448	$867,083
Construction	109	—	283	549,904	5,755	556,051
Residential real estate:
1-to-4 family mortgage	4,919	737	2,704	528,078	19,377	555,815
Residential line of credit	726	957	804	187,993	—	190,480
Multi-family mortgage	—	—	—	75,457	—	75,457
Commercial real estate:
Owner occupied	407	197	2,423	484,481	6,016	493,524
Non-owner occupied	61	77	6,885	676,959	16,266	700,248
Consumer and other	1,987	1,008	148	205,573	20,137	228,853
Total	$9,208	$3,041	$13,685	$3,572,578	$68,999	$3,667,511

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at March 31, 2019 and December 31, 2018, segregated by class, were as follows:

March 31, 2019	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$3,186	$3,186	$709
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	405	405	136
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	189	218	42
Non-owner occupied	5,650	5,650	299
Consumer and other	—	—	—
Total	$9,430	$9,459	$1,186
With no related allowance recorded
Commercial and industrial	$859	$1,022	$—
Construction	1,220	1,264	—
Residential real estate:
1-to-4 family mortgage	469	779	—
Residential line of credit	605	613	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,865	2,619	—
Non-owner occupied	1,049	1,781	—
Consumer and other	71	71	—
Total	$6,138	$8,149	$—
Total impaired loans	$15,568	$17,608	$1,186

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
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
With no related allowance recorded:
Commercial and industrial	$1,229	$1,281	$—
Construction	1,221	1,262	—
Residential real estate:
1-to-4 family mortgage	842	1,151	—
Residential line of credit	245	249	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,048	2,780	—
Non-owner occupied	1,049	1,781	—
Consumer and other	73	73	—
Total	$6,707	$8,577	$—
Total impaired loans	$13,716	$15,781	$268

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three months ended March 31, 2019 and 2018 on impaired loans, segregated by class, were as follows:

Three months ended March 31, 2019	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$1,902	$38
Construction	—	—
Residential real estate:
1-to-4 family mortgage	275	2
Residential line of credit	—	—
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	375	2
Non-owner occupied	5,668	—
Consumer and other	—	—
Total	$8,220	$42
With no related allowance recorded:
Commercial and industrial	$1,044	$14
Construction	1,221	48
Residential real estate:
1-to-4 family mortgage	656	8
Residential line of credit	425	2
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	1,957	28
Non-owner occupied	1,049	—
Consumer and other	72	2
Total	$6,424	$102
Total impaired loans	$14,644	$144
Three months ended March 31, 2018
With a related allowance recorded:
Commercial and industrial	$53	$1
Construction	—	—
Residential real estate:
1-to-4 family mortgage	193	2
Residential line of credit	—	—
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	715	6
Non-owner occupied	143	2
Consumer and other	—	—
Total	$1,104	$11
With no related allowance recorded:
Commercial and industrial	$1,430	$16
Construction	1,287	30
Residential real estate:
1-to-4 family mortgage	1,185	13
Residential line of credit	—	—
Multi-family mortgage	971	12
Commercial real estate:
Owner occupied	1,621	32
Non-owner occupied	1,574	7
Consumer and other	27	—
Total	$8,095	$110
Total impaired loans	$9,199	$121

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of March 31, 2019 and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $8,953 and $6,794, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $63 of specific reserves for those loans at March 31, 2019 and December 31, 2018 and had not committed to lend any additional amounts to these customers for either period end. Of these loans, $2,568 and $2,703 were classified as non-accrual loans as of March 31, 2019 and December 31, 2018, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated:

Three Months Ended March 31, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$3,188	$3,188	$—
Total	2	$3,188	$3,188	$—

Three Months Ended March 31, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-4 family mortgage	1	$249	$249	—
Consumer and other	1	5	5	—
Total	2	$254	$254	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three months ended March 31, 2019 and 2018 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.
Note (5)—Other real estate owned:
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of period	$12,643	$16,442
Transfers from loans	1,106	630
Properties sold	(716)	(1,432)
Loss on sale of other real estate owned	(7)	(43)
Transferred to loans	(166)	(120)
Write-downs and partial liquidations	(32)	(143)
Balance at end of period	$12,828	$15,334

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Foreclosed residential real estate properties included in the table above totaled $2,435 and $2,101 as of March 31, 2019 and December 31, 2018, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $164 and $478 at March 31, 2019 and December 31, 2018, respectively.
Excess land and facilities held for sale resulting from branch consolidations from previous acquisitions totaled $5,381 as of March 31, 2019 and December 31, 2018.
Note (6)—Leases:
On January 1, 2019, the Company adopted ASU 2016-02 "Leases" (Topic 842) and all subsequent updates that modified topic 842. For the Company, the adoption primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Substantially all the leases for which the Company is the lessee are comprised of real estate for branches, mortgage, and operations locations. As of March 31, 2019, the Company had 39 operating leases with terms greater than one year to 37 years. Leases with initial terms of less than one year are not recorded on the balance sheet. The Company elected not to include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are not material.
Most leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew are included in the ROU asset and lease liability.
Information related to the Company's operating leases is presented below:

March 31,
2019
Right-of-use assets	$32,694
Lease liabilities	35,093
Weighted average remaining lease term (in years)	15.65
Weighted average discount rate	3.48%
The components of lease expense included in Occupancy and equipment expense were as follows:

Three Months Ended
March 31,
2019
Operating lease cost	$1,112
Short-term lease cost	224
Variable lease cost	100
Total lease cost	$1,436
As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
Lease expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $1,229.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

March 31,
2019
Lease payments due on or before:
March 31, 2020	$4,670
March 31, 2021	4,604
March 31, 2022	4,308
March 31, 2023	3,332
March 31, 2024	3,176
Thereafter	27,065
Total undiscounted cash flows	47,155
Discount on cash flows	(12,062)
Total lease liability	$35,093

Note (7)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Carrying value at beginning of period	$88,829	$76,107
Capitalization	8,720	13,510
Sales	(29,160)	—
Change in fair value:
Due to pay-offs/pay-downs	(1,795)	(3,060)
Due to change in valuation inputs or assumptions	(2,563)	6,603
Carrying value at period end	$64,031	$93,160
The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Servicing income:
Servicing income	$4,751	$4,793
Change in fair value of mortgage servicing rights	(4,358)	3,543
Change in fair value of derivative hedging instruments	2,477	(5,256)
Servicing income	2,870	3,080
Servicing expenses	1,744	1,795
Net servicing income	$1,126	$1,285

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Unpaid principal balance	$5,221,109	$6,755,114
Weighted-average prepayment speed (CPR)	9.83%	8.58%
Estimated impact on fair value of a 10% increase	$(2,493)	$(2,072)
Estimated impact on fair value of a 20% increase	$(4,813)	$(4,006)
Discount rate	8.99%	10.45%
Estimated impact on fair value of a 100 bp increase	$(2,701)	$(2,505)
Estimated impact on fair value of a 200 bp increase	$(5,181)	$(4,807)
Weighted-average coupon interest rate	4.42%	4.21%
Weighted-average servicing fee (basis points)	29	30
Weighted-average remaining maturity (in months)	319	325
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 10, "Derivatives" for additional information on these hedging instruments.
From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, occasionally the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the three months ended March 31, 2019, the Company sold $29,160 of mortgage servicing rights on $2,034,374 of serviced mortgage loans. There was not a material gain or loss recognized in connection with this sale. As of March 31, 2019, there were $2,015,273 of mortgage loans being serviced related to this transaction. There were no sales of mortgage servicing rights during the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, mortgage escrow deposits totaled to $70,121 and $53,468, respectively.
Note (8)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	For the three months ended March 31,
	2019	2018
Current	$10,194	$—
Deferred	(4,219)	5,482
Total	$5,975	$5,482
Federal income tax expense differs from the statutory federal rate of 21% for the three months ended March 31, 2019 and 2018 due to the following:

	For the three months ended March 31,
	2019		2018
Federal taxes calculated at statutory rate	$5,368	21.0%	$5,300	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,138	4.5%	1,143	4.5%
Benefit of equity based compensation	(392)	(1.5)%	(736)	(3.0)%
Municipal interest income, net of interest disallowance	(216)	(0.8)%	(201)	(0.8)%
Bank owned life insurance	(12)	—%	(12)	—%
Other	89	0.2%	(12)	—%
Income tax expense, as reported	$5,975	23.4%	$5,482	21.7%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

 The components of the net deferred tax liability at March 31, 2019 and December 31, 2018, are as follows:

	March 31,	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$7,768	$7,539
Operating lease liability	9,079	—
Amortization of core deposit intangible	1,060	1,012
Deferred compensation	3,802	5,878
Unrealized loss on available-for-sale debt securities	558	3,299
Other	2,012	1,998
Subtotal	24,279	19,726
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Operating lease - right of use asset	(8,826)	—
Depreciation	(4,777)	(4,812)
Cash flow hedges	(586)	(736)
Mortgage servicing rights	(16,684)	(23,146)
Other	(7,904)	(7,145)
Subtotal	(39,327)	(36,389)
Net deferred tax liability	$(15,048)	$(16,663)

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

	March 31,	December 31,
	2019	2018
Commitments to extend credit, excluding interest rate lock commitments	$1,111,472	$1,032,390
Letters of credit	18,762	19,024
Balance at end of period	$1,130,234	$1,051,414
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,393 and $1,119 for the three months ended March 31, 2019 and 2018, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	For the three months ended March, 31
	2019	2018
Balance at beginning of period	$3,273	$3,386
Provision for loan repurchases or indemnifications	59	186
Recoveries on previous losses	—	(58)
Balance at end of period	$3,332	$3,514

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

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
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinate debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of March 31, 2019 and December 31, 2018, the fair value of these contracts was $274 and $721, respectively.
In July of 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings obtained in conjunction with the Clayton Banks acquisition. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of March 31, 2019 and December 31, 2018, there was $1,342 and $1,436, respectively, remaining in the other comprehensive income to be accreted.
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements. The Company has not elected to offset such financial instruments in the Consolidated Balance Sheets.
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At March 31, 2019 and December 31, 2018, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $20,380 and $13,904, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	March 31, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$346,545	$9,073	$9,073
Forward commitments	599,205	—	3,327
Interest rate-lock commitments	492,507	8,121	—
Futures contracts	178,000	1,456	—
Option contracts	8,600	78	—
Total	$1,624,857	$18,728	$12,400

	December 31, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$295,333	$6,679	$6,679
Forward commitments	474,208	—	4,958
Interest rate-lock commitments	318,706	6,241	—
Futures contracts	166,000	649	—
Options contracts	3,800	26	—
Total	$1,258,047	$13,595	$11,637

	March 31, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$274	$—

	December 31, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$721	$—
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended March 31,
	2019	2018
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$1,880	$3,411
Forward commitments	(4,404)	5,318
Futures contracts	1,871	(2,447)
Option contracts	13	43
Total	$(640)	$6,325

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Designated as hedging:
Amount of gain (loss) reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $33 and $1	$94	$(3)
Gain (loss) included in interest expense on borrowings	55	(29)
Total	$149	$(32)
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
	2019	2018
Designated as hedging:
Amount of (loss) gain recognized in other comprehensive income, net of tax	$(331)	$1,271
Note (11)—Fair value of financial instruments:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

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

	Fair Value
March 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$195,414	$195,414	$—	$—	$195,414
Investment securities	670,835	—	670,835	—	670,835
Loans, net	3,756,977	—	—	3,746,515	3,746,515
Loans held for sale	248,054	—	248,054	—	248,054
Interest receivable	16,611	—	3,114	13,497	16,611
Mortgage servicing rights	64,031	—	—	64,031	64,031
Derivatives	19,002	—	19,002	—	19,002
Financial liabilities:
Deposits:
Without stated maturities	$3,159,931	$3,159,931	$—	$—	$3,159,931
With stated maturities	1,143,260	—	1,147,498	—	1,147,498
Securities sold under agreement to repurchase and federal funds sold	36,695	36,695	—	—	36,695
Federal Home Loan Bank advances	161,553	—	161,654	—	161,654
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	7,112	294	6,818	—	7,112
Derivatives	12,400	—	12,400	—	12,400

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$125,356	$125,356	$—	$—	$125,356
Investment securities	658,805	—	658,805	—	658,805
Loans, net	3,638,579	—	—	3,630,500	3,630,500
Loans held for sale	278,815	—	278,815	—	278,815
Interest receivable	14,503	—	2,848	11,655	14,503
Mortgage servicing rights	88,829	—	—	88,829	88,829
Derivatives	14,316	—	14,316	—	14,316
Financial liabilities:
Deposits:
Without stated maturities	$3,051,972	$3,051,972	$—	$—	$3,051,972
With stated maturities	1,119,745	—	1,122,076	—	1,122,076
Securities sold under agreement to repurchase and federal funds sold	15,081	15,081	—	—	15,081
Federal Home Loan Bank advances	181,765	—	181,864	—	181,864
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	5,015	530	4,485	—	5,015
Derivatives	11,637	—	11,637	—	11,637
The balances and levels of the assets measured at fair value on a recurring basis at March 31, 2019 are presented in the following table:

March 31, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$993	$—	$993
Mortgage-backed securities	—	511,716	—	511,716
Municipals, tax-exempt	—	147,640	—	147,640
Treasury securities	—	7,305	—	7,305
Equity securities	—	3,181	—	3,181
Total	$—	$670,835	$—	$670,835
Loans held for sale	$—	$248,054	$—	$248,054
Mortgage servicing rights	—	—	64,031	64,031
Derivatives	—	19,002	—	19,002
Financial Liabilities:
Derivatives	—	12,400	—	12,400

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at March 31, 2019 are presented in the following table:

At March 31, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$1,147	$1,147
Impaired loans(1):
Commercial and industrial	$—	$—	$3,186	$3,186
Construction	—	—	6	6
Residential real estate:
1-4 family mortgage	—	—	260	260
Commercial real estate:
Owner occupied	—	—	272	272
Non-owner occupied	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$3,724	$3,724
(1) Includes both impaired non-purchased loans and collateral-dependent PCI loans.
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2018 are presented in the following table:

At December 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$989	$—	$989
Mortgage-backed securities	—	508,580	—	508,580
Municipals, tax-exempt	—	138,887	—	138,887
Treasury securities	—	7,242	—	7,242
Equity securities	—	3,107	—	3,107
Total	$—	$658,805	$—	$658,805
Loans held for sale	$—	$278,815	$—	$278,815
Mortgage servicing rights	—	—	88,829	88,829
Derivatives	—	14,316	—	14,316
Financial Liabilities:
Derivatives	—	11,637	—	11,637

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2018 are presented in the following table:

At December 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,266	$2,266
Impaired Loans(1):
Commercial and industrial	$—	$—	$732	$732
Construction	—	—	832	832
Residential real estate:
1-4 family mortgage	—	—	146	146
Commercial real estate:
Owner occupied	—	—	87	87
Non-owner occupied	—	—	6,921	6,921
Total	$—	$—	$8,718	$8,718
(1) Includes both impaired non-purchased loans and collateral-dependent PCI loans.
There were no transfers between Level 1, 2 or 3 during the periods presented.
The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2019 and 2018:

	Available-for-sale securities
	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$—	$3,604
Reclassification of equity securities without a readily determinable fair value to other assets	—	(3,604)
Balance at end of period	$—	$—
The following table presents information as of March 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans(1)	$3,724	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$1,147	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
(1) Includes both impaired non-purchased loans and collateral-dependent PCI loans.

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
(1) Includes both impaired non-purchased loans and collateral-dependent PCI loans.
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
Net (losses) gains of $(1,207) and $2,121 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three months ended March 31, 2019 and 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. There were $76,857 and $67,362 of delinquent GNMA loans that had previously been sold at March 31, 2019 and December 31, 2018. The Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company did not record any rebooked GNMA loans on the balance sheet as of March 31, 2019 or December 31, 2018.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$247,858	$238,554	$9,304
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	196	196	—

December 31, 2018
Mortgage loans held for sale measured at fair value	$278,418	$267,907	$10,511
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	397	397	—

Note (12)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer (“CEO”), the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through the Mortgage segment utilizing mortgage offices outside of the geographic footprint of the Banking operations as well as Consumer direct and Correspondent delivery channels. Additionally, the Mortgage segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The residential mortgage products and services originated in our Banking footprint and related revenues and expenses are included in our Banking segment. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
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
During the three months ended March 31, 2019, the Company's Board of Directors approved management's strategic plan to exit both its Third party origination ('TPO') and Correspondent channels. As such, the Company entered an agreement to sell its TPO channel, which is expected to close during the second quarter of 2019. The mortgage segment incurred $1,054 in restructuring and miscellaneous charges during the first quarter of 2019 related to these plans.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provides segment financial information for the three months ended March 31, 2019 and 2018 as follows:

Three Months Ended March 31, 2019	Banking	Mortgage	Consolidated
Net interest income	$52,993	$23	$53,016
Provision for loan loss	1,391	—	1,391
Mortgage banking income	4,386	18,516	22,902
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(1,881)	(1,881)
Other noninterest income	8,018	—	8,018
Depreciation	1,042	130	1,172
Amortization of intangibles	729	—	729
Other noninterest mortgage banking expense	2,831	17,356	20,187
Other noninterest expense(2)	31,959	1,054	33,013
Income before income taxes	27,445	(1,882)	25,563
Income tax expense			5,975
Net income			$19,588
Total assets	$4,987,744	$347,412	$5,335,156
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $621 in merger and conversion expenses in banking segment related to the ACBI branch acquisition and $1,054 in mortgage segment related to mortgage business restructuring charges.

Three Months Ended March 31, 2018	Banking	Mortgage	Consolidated
Net interest income	$48,771	$(342)	$48,429
Provision for loan loss	317	—	317
Mortgage banking income	6,108	22,076	28,184
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(1,713)	(1,713)
Other noninterest income	6,804	—	6,804
Depreciation and amortization	978	128	1,106
Amortization of intangibles	853	—	853
Other noninterest mortgage banking expense	5,097	18,782	23,879
Other noninterest expense(2)	30,313	—	30,313
Income before income taxes	24,125	1,111	25,236
Income tax expense			5,482
Net income			$19,754
Total assets	$4,220,543	$504,873	$4,725,416
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $1,193 in merger and conversion expenses.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which eliminated in consolidation, had a prime interest rate of 5.50% and 4.75% as of March 31, 2019 and 2018, respectively, and further limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $2,558 and $4,508 for the three months ended March 31, 2019 and 2018, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2019 and December 31, 2018, the Bank and Company met all capital adequacy requirements to which it is subject.
Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of March 31, 2019 and December 31, 2018, the buffer was 2.50% and 1.88%, respectively. The capital conservative buffer was fully phased in on January 1, 2019.
Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital (to risk-weighted assets)
FB Financial Corporation	$610,686	13.4%	$364,589	8.0%	$478,523	10.5%	N/A	N/A
FirstBank	591,594	13.0%	364,058	8.0%	477,826	10.5%	$455,072	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$580,872	12.7%	$274,428	6.0%	$388,773	8.5%	N/A	N/A
FirstBank	561,780	12.3%	274,039	6.0%	388,222	8.5%	$365,385	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$580,872	11.5%	$202,042	4.0%	N/A	N/A	N/A	N/A
FirstBank	561,780	11.1%	202,443	4.0%	N/A	N/A	$253,054	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$550,872	12.0%	$206,577	4.5%	$321,342	7.0%	N/A	N/A
FirstBank	561,780	12.3%	205,529	4.5%	319,712	7.0%	$296,876	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
FB Financial Corporation	$582,945	13.0%	$358,735	8.0%	$442,814	9.9%	N/A	N/A
FirstBank	561,327	12.5%	359,249	8.0%	443,448	9.9%	$449,062	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$554,013	12.4%	$268,071	6.0%	$351,843	7.9%	N/A	N/A
FirstBank	532,395	11.9%	268,434	6.0%	352,320	7.9%	$357,913	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	$194,391	4.0%	N/A	N/A	N/A	N/A
FirstBank	532,395	10.9%	195,374	4.0%	N/A	N/A	$244,218	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$524,013	11.7%	$201,543	4.5%	$285,520	6.4%	N/A	N/A
FirstBank	532,395	11.9%	201,326	4.5%	285,212	6.4%	$290,804	6.5%

Note (14)—Stock-Based Compensation
The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed above, outstanding at March 31, 2019 and 2018:

	March 31,
	2019		2018
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,140,215	$21.96	1,214,325	$19.97
Grants	142,008	34.01	105,429	39.90
Released and distributed (vested)	(181,958)	24.91	(170,160)	21.24
Forfeited/expired	(4,343)	27.67	(5,556)	19.00
Balance at end of period	1,095,922	$23.30	1,144,038	$21.11

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units, was $4,533 and $3,614 for the three months ended March 31, 2019 and 2018, respectively.
The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units, was $1,638 and $1,958 for the three months ended March 31, 2019 and 2018, respectively. This included $172 and $177 paid to Company independent directors during the three months ended March 31, 2019 and 2018, respectively, related to independent director grants and compensation elected to be settled in stock. The previous period also includes a one-time expense of $249 related to the modification of vesting terms of certain grants.
As of March 31, 2019 and 2018, there were $12,004 and $15,696, respectively, of total unrecognized compensation cost related to nonvested stock-settled EBI Units and restricted stock units (excluding cash-settled EBI units discussed above) which is expected to be recognized over a weighted-average period of 2.34 years and 2.78 years, respectively. At March 31, 2019, there was $293 accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
Employee Stock Purchase Plan:
In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). During the three months ended March 31, 2019 and 2018, there were 10,613 shares and 16,537 shares of common stock issued under the ESPP, respectively. As of March 31, 2019 and 2018, there were 2,421,743 and 2,444,428 shares available for issuance under the ESPP, respectively.
Note (15)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates follows:

Loans outstanding at January 1, 2018	$32,264
New loans and advances	1,225
Change in related party status	(9,614)
Repayments	(219)
Loans outstanding at March 31, 2019	$23,656

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $18,382 and $15,000 at March 31, 2019 and December 31, 2018, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $281,119 and $287,156 as of March 31, 2019 and December 31, 2018, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $111 and $116 in unamortized leasehold improvements related to these leases at March 31, 2019 and December 31, 2018, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $129 and $148 for the three months ended March 31, 2019 and 2018, respectively.
(D) Investment securities transactions:
The Company holds an investment in a fund that was issued by an entity owned by one of its directors. The balance in the investment was $29 as of March 31, 2019 and December 31, 2018.
(E) Aviation time sharing agreement:
Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by certain directors of the Company. This replaces the previous agreement dated December 21, 2012. During the three months ended March 31, 2019 and 2018, the Company made payments of $27 and $72, respectively, under these agreements.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at March 31, 2019 and December 31, 2018 and our results of operations for the three months ended March 31, 2019 and 2018, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (the "SEC") on March 12, 2019 (our "Annual Report") and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (this "Report").
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
Critical accounting policies
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry.  Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, "Basis of Presentation," in the notes to our consolidated financial statements in our Annual report. Subsequent adoptions are further described in "Part 1. Financial Information - Notes to Consolidated Financial Statements" of this report.
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At March 31, 2019, our footprint included 56 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville, Alabama and 12 community markets throughout Tennessee. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.
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

Selected historical consolidated financial data
The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
(Dollars in thousands, except per share data)	2019	2018	2018
Statement of Income Data
Total interest income	$65,933	$54,848	$239,571
Total interest expense	12,917	6,419	35,503
Net interest income	53,016	48,429	204,068
Provision for loan losses	1,391	317	5,398
Total noninterest income	29,039	33,275	130,642
Total noninterest expense	55,101	56,151	223,458
Net income before income taxes	25,563	25,236	105,854
Income tax expense	5,975	5,482	25,618
Net income	19,588	19,754	80,236
Net interest income (tax—equivalent basis)	53,461	48,799	205,668
Per Common Share
Basic net income	0.63	0.65	2.60
Diluted net income	0.62	0.63	2.55
Book value(1)	22.51	19.92	21.87
Tangible book value(4)	17.73	14.99	17.02
Cash dividends declared	0.08	—	0.20
Selected Balance Sheet Data
Cash and cash equivalents	195,414	73,700	125,356
Loans held for investment	3,786,791	3,244,663	3,667,511
Allowance for loan losses	(29,814)	(24,406)	(28,932)
Loans held for sale	248,054	414,518	278,815
Investment securities, at fair value	670,835	597,347	658,805
Other real estate owned, net	12,828	15,334	12,643
Total assets	5,335,156	4,725,416	5,136,764
Customer deposits	4,233,750	3,684,758	4,068,610
Brokered and internet time deposits	69,441	81,393	103,107
Total deposits	4,303,191	3,766,151	4,171,717
Borrowings	229,178	293,017	227,776
Total shareholders' equity	694,577	611,075	671,857
Selected Ratios
Return on average:
Assets(2)	1.54%	1.71%	1.66%
Shareholders' equity(2)	11.6%	13.4%	12.7%
Average tangible common equity(4)	14.8%	17.9%	16.7%
Average shareholders' equity to average assets	13.2%	12.8%	13.0%
Net interest margin (tax-equivalent basis)	4.61%	4.64%	4.66%
Efficiency ratio(6)	67.2%	68.7%	66.8%
Adjusted efficiency ratio (tax-equivalent basis)(4)(5)	64.9%	66.8%	65.8%
Loans held for investment to deposit ratio	88.0%	86.2%	87.9%
Yield on interest-earning assets	5.73%	5.25%	5.47%
Cost of interest-bearing liabilities	1.52%	0.85%	1.11%
Cost of total deposits	1.14%	0.55%	0.76%

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
	2019	2018	2018
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.79%	0.75%	0.79%
Allowance for loan losses to nonperforming loans	191.0%	253.1%	173.0%
Nonperforming loans to loans, net of unearned income	0.41%	0.30%	0.46%
Capital Ratios (Company)
Shareholders' equity to assets	13.0%	12.9%	13.1%
Tier 1 capital (to average assets)	11.5%	10.7%	11.4%
Tier 1 capital (to risk-weighted assets(3)	12.7%	11.8%	12.4%
Total capital (to risk-weighted assets)(3)	13.4%	12.3%	13.0%
Tangible common equity to tangible assets(4)	10.5%	10.1%	10.5%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	12.0%	11.0%	11.7%
Capital Ratios (Bank)
Shareholders' equity to assets	13.2%	12.5%	13.2%
Tier 1 capital (to average assets)	11.1%	10.0%	10.9%
Tier 1 capital (to risk-weighted assets)(3)	12.3%	11.0%	11.9%
Total capital to (risk-weighted assets)(3)	13.0%	11.6%	12.5%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	12.3%	11.0%	11.9%

(1)
Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 30,852,665 and 30,671,763 as of March 31, 2019, 2018, respectively and 30,724,532 as of December 31, 2018.

(2)
We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average daily assets and average equity, as the case may be, for that period.

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

(5)
During the first quarter of 2019, the Company changed its presentation of the total and operating segments adjusted efficiency ratio calculation to no longer include fair value of MSRs: therefore, prior periods have been revised to reflect this change.

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
 Adjusted efficiency ratio (tax equivalent basis)
The adjusted efficiency ratio (tax equivalent basis) is a non-GAAP measure that excludes certain gains (losses), merger, offering and mortgage restructuring-related expenses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges.  The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio. During the first quarter of 2019, the Company changed its presentation of the adjusted efficiency ratio calculation to no longer exclude the change in fair value of MSRs. The prior periods presented below have been revised to reflect this change.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2019	2018	2018
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$55,101	$56,151	$223,458
Less merger, offering and mortgage restructuring-related expenses	1,675	1,193	2,265
Adjusted noninterest expense	$53,426	$54,958	$221,193
Net interest income (tax-equivalent basis)	$53,461	$48,799	$205,668
Total noninterest income	29,039	33,275	130,642
Less loss on sales of other real estate	(39)	(186)	(99)
Less gain on other assets	191	68	328
Less gain (loss) on securities	43	(47)	(116)
Adjusted noninterest income	$28,844	$33,440	$130,529
Adjusted operating revenue	$82,305	$82,239	$336,197
Efficiency ratio (GAAP)	67.2%	68.7%	66.8%
Adjusted efficiency ratio (tax-equivalent basis)	64.9%	66.8%	65.8%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of March 31,		As of December 31,
(dollars in thousands, except per share data)	2019	2018	2018
Tangible Assets
Total assets	$5,335,156	$4,725,416	$5,136,764
Adjustments:
Goodwill	(137,190)	(137,190)	(137,190)
Core deposit and other intangibles	(10,439)	(14,027)	(11,628)
Tangible assets	$5,187,527	$4,574,199	$4,987,946
Tangible Common Equity
Total shareholders' equity	$694,577	$611,075	$671,857
Adjustments:
Goodwill	(137,190)	(137,190)	(137,190)
Core deposit and other intangibles	(10,439)	(14,027)	(11,628)
Tangible common equity	$546,948	$459,858	$523,039
Common shares outstanding	30,852,665	30,671.763	30,724.532
Book value per common share	$22.51	$19.92	$21.87
Tangible book value per common share	$17.73	$14.99	$17.02
Total shareholders' equity to total assets	13.0%	12.9%	13.1%
Tangible common equity to tangible assets	10.5%	10.1%	10.5%

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
shareholders equity:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2019	2018	2018
Return on average tangible common equity
Total average shareholders' equity	$684,545	$599,198	$629,922
Adjustments:
Average goodwill	(137,190)	(137,190)	(137,190)
Average intangibles, net	(10,856)	(14,465)	(12,815)
Average tangible common equity	$536,499	$447,543	$479,917
Net income	$19,588	$19,754	$80,236
Return on average shareholders' equity	11.6%	13.4%	12.7%
Return on average tangible common equity	14.8%	17.9%	16.7%
Mergers and acquisitions
Atlantic Capital Bank, N.A. Branches
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital"), further increasing market share in existing markets and expanding the Company's footprint into new locations. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of this acquisition.
Overview of recent financial performance
Results of operation
For the three months ended March 31, 2019, net income was $19.6 million compared to $19.8 million in the three months ended March 31, 2018. Pre-tax income was $25.6 million in the three months ended March 31, 2019 compared with $25.2 million in the same period in 2018. Diluted earnings per common share was $0.62 and $0.63 for the three months ended March 31, 2019 and 2018, respectively. Our net income represented a return on average assets
(“ROAA”) of 1.54% and 1.71% for the three months ended March 31, 2019 and 2018, respectively, and a return on average equity (“ROAE”) of 11.6% and 13.4% for the same periods. Our ratio of return on average tangible common equity (“ROATE”) in the three months ended March 31, 2019 and 2018 was 14.8% and 17.9%, respectively. Additionally, our ratio of average shareholders’ equity to average assets at March 31, 2019 and December 31, 2018 was 13.2% and 13.0%, respectively.
During the three months ended March 31, 2019, net interest income before provision for loan losses increased to $53.0 million compared to $48.4 million in the three months ended March 31, 2018, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth in addition to increased overall interest rates. Our net interest margin, on a tax-equivalent basis, decreased to 4.61% for the three months ended March 31, 2019 as compared to 4.64% for the three months ended March 31, 2018, due primarily to the increase in cost of deposits partially offset by an increase in contractual loan yield earned on our loan portfolio.
Noninterest income for the three months ended March 31, 2019 decreased by $4.2 million to $29.0 million from $33.3 million for the same period in the previous year. The decrease in noninterest income was largely a result of a decrease in mortgage banking income which was negatively impacted by rising rates and increased competition as well as other related market conditions.
Noninterest expense decreased to $55.1 million for the March 31, 2019 compared to $56.2 million for the three months ended March 31, 2018. The decrease in noninterest expense was attributed to decreases in merger, salaries and advertising expenses offset by mortgage restructuring expenses incurred of $1.1 million related to the pending sale of our TPO and Correspondent mortgage delivery channels announced on April 1, 2019.

Financial condition
Our total assets grew by 3.9% to $5.34 billion at March 31, 2019 as compared to $5.14 billion at December 31, 2018. The increase was driven by strong growth in our loans held for investment during the three months ended March 31, 2019. Loans held for investment increased $119.3 million to $3.79 billion at March 31, 2019 compared to $3.67 at December 31, 2018. This increase was partially offset by a decline in loans held for sale of $30.8 million to $248.1 million at March 31, 2019.
We grew total deposits by $131.5 million to $4.30 billion at March 31, 2019 as compared to $4.17 billion at December 31, 2018. Most of the increase came from interest-bearing checking and customer time deposits which increased $73.6 million, or 8.5%, and $57.2 million or, 5.6%, respectively, during the period.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 12, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes increased by $3.3 million, or 13.8%, in the three months ended March 31, 2019 to $27.4 million as compared to $24.1 million in the three months ended March 31, 2018. This increase was a result of an increase in net interest income of $4.2 million. The increase in net interest income was a result of our loan growth of $528.2 million in average loan balances combined with increased interest rates, continuing strong credit environment and favorable demand in our markets. Noninterest income decreased $0.5 million to $12.4 million in the three months ended March 31, 2019 as compared to $12.9 million in the three months ended March 31, 2018. Noninterest expense decreased $0.7 million or 1.8%, primarily due to decreases in merger, advertising, and salaries and employee benefits expenses. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution was $1.6 million in the three months ended March 31, 2019 compared to $1.0 million in the three months ended March 31, 2018.
Mortgage
Income before taxes from the Mortgage segment decreased $3.0 million to a net loss of $1.9 million in the three months ended March 31, 2019 as compared to pre-tax net income of $1.1 million in the three months ended March 31, 2018 primarily due to a decrease in noninterest income and the recognition of mortgage restructuring costs in other noninterest expense of $1.1 million incurred related to the pending sale of our TPO and Correspondent delivery channels. For additional information on the sale, see "Item 2. Management's discussion and analysis of financial condition and results of operations - Noninterest income". Noninterest income decreased $3.7 million to $16.6 million for the three months ended March 31, 2019 as compared to $20.4 million for the three months ended March 31, 2018, driven by decreased interest rate lock commitment volume as well as compressing margins experienced across the market. Interest rate lock commitment volume decreased $763.5 million, or 35.9%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to higher interest rates and competitive pricing pressures. Interest rate lock commitment volume is expected to decline in 2019 with the sale of the TPO and correspondent mortgage delivery channels.
The change in fair value on MSRs and related hedging activities included in mortgage banking income amounted to a loss of $1.9 million due to decay and changes in valuation inputs or assumptions during the three months ended March 31, 2019. Decay exists regardless of MSR hedging activity and is due to the natural aging and paydown of the mortgage servicing portfolio. The change in fair value, along with servicing fees and the change in fair value of derivative hedging resulted in a positive gross servicing income of $2.9 million. This compares to a decline in fair value on MSRs and related hedging activities of $1.7 million and gross servicing income of $3.1 million for the three months ended March 31, 2018. Interest rate lock commitments in the pipeline at March 31, 2019 were $492.5 million compared with $318.7 million at December 31, 2018 and $693.0 million at March 31, 2018. During the three months ended March 31, 2019, we sold $29.2 million of mortgage servicing rights. No material gain or loss was recognized in connection with this sale in the three months ended March 31, 2019. There were no sales of mortgage servicing rights during the three months ended March 31, 2018.
Results of operation
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, which enhances comparability of net interest income arising from taxable and tax-exempt sources. The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2019 and 2018.

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
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Net interest income increased 9.5% to $53.0 million in the three months ended March 31, 2019 compared to $48.4 million in the three months ended March 31, 2018. On a tax-equivalent basis, net interest income increased $4.7 million to $53.5 million in the three months ended March 31, 2019 as compared to $48.8 million in the three months ended March 31, 2018. The increase in tax-equivalent net interest income in the three months ended March 31, 2019 was primarily driven by increased volume on loans held for investment, offset by increased rates on deposits.
Interest income, on a tax-equivalent basis, was $66.4 million for the three months ended March 31, 2019, compared to $55.2 million for the three months ended March 31, 2018, an increase of $11.2 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio in addition to loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $11.3 million during the three months ended March 31, 2019 to $57.9 million from $46.6 million for the three months ended March 31, 2018, primarily due to volume driven by increased average loan balances of $528.2 million. A secondary driver of the increase in interest income on loans held for investment were increased rates. The tax-equivalent yield on loans held for investment was 6.31%, up 39 basis points from the three months ended March 31, 2018. The increase in yield was primarily due to increases in contractual interest rates and loan fees which yielded 5.66% and 0.42%, respectively, in the three months ended March 31, 2019 compared with 5.28% and 0.37% during the three months ended March 31, 2018, respectively. Slightly offsetting this increase were decreases in nonaccrual interest collections of 4 basis points and the purchase accounting contribution of accretion of 1 basis point during the three months ended March 31, 2019 compared to the same period in the previous year. Also included in the loan yield is the syndication loan fee income, which contributed 2 and 1 basis points for the the three months ended March 31, 2019 and 2018, respectively.
The components of our loan yield, a key driver to our NIM for the March 31, 2019 and 2018 were as follows:

	March 31, 2019		March 31, 2018
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$51,949	5.66%	$41,536	5.28%
Origination and other loan fee income	3,840	0.42%	2,867	0.37%
Accretion on purchased loans	1,831	0.20%	1,687	0.21%
Nonaccrual interest collections	89	0.01%	399	0.05%
Syndicated loan fee income	200	0.02%	75	0.01%
Total loan yield	$57,909	6.31%	$46,564	5.92%

(1)	Includes tax equivalent adjustment

Our NIM, on a tax-equivalent basis, decreased slightly to 4.61% during the three months ended March 31, 2019 from 4.64% in the three months ended March 31, 2018, primarily a result of increased cost of funds partly offset by loan growth and increases in contractual loan yields and fees. Accretion on purchased loans contributed 16 basis points to the NIM for the three months ended March 31, 2019 and 2018. Additionally, nonaccrual interest collections and syndicated loan fees contributed 1 and 2 basis points, respectively, to the NIM for the three months ended March 31, 2019 compared to 4 and 1 basis points, respectively, to the NIM for the three months ended March 31, 2018.
For the three months ended March 31, 2019, interest income on loans held for sale decreased $1.6 million to $2.6 million compared to $4.2 million for the three months ended March 31, 2018 due to a decrease in volume contributing a decline of $2.6 million offset by increased rates contributing additional income of $1.0 million. The average balance of loans held for sale decreased $218.3 million to $216.2 million for the three months ended March 31, 2019 compared to $434.6 million for the three months ended March 31, 2018. The average balance of loans held for sale is expected to decline in 2019 with our sale of the TPO and Correspondent mortgage delivery channels. For additional information on the sale, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest income".
For the three months ended March 31, 2019 investment income, on a tax-equivalent basis, increased to $5.1 million from $4.1 million for the three months ended March 31, 2018 due primarily to increased volume. The average balance in the investment portfolio for the three months ended March 31, 2019 was $657.4 million compared to $566.9 million for the three months ended March 31, 2018.
Interest expense was $12.9 million for the three months ended March 31, 2019, an increase of $6.5 million as compared to the three months ended March 31, 2018. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $6.8 million to $11.9 million for the three months ended March 31, 2019, compared to $5.1 million for the three months ended March 31, 2018. The increase was largely attributed to money market and time deposits which increased to $4.0 million, and $5.8 million, respectively, for the three months ended March 31, 2019 from $1.9 million and $1.8 million, respectively, for the three months ended March 31, 2018. The $2.1 million increase in money market interest expense during the three months ended March 31, 2019 was primarily attributed to increased rates with a secondary driver of increased volume. The average rate on money markets rose to 1.49%, up 70 basis points from the three months ended March 31, 2018. Average money market balances increased $97.3 million to $1,073.2 million during the three months ended March 31, 2019 from $975.8 million for the same period in the previous year. The $4,021.0 million increase in time deposit interest expense during the three months ended March 31, 2019 was primarily attributed to increased volume and rates in customer time deposits. Average customer time deposits increased $427.4 million from $617.8 million during the three months ended March 31, 2018 to $1,045.2 million during the three months ended March 31, 2019. Average rate on customer time deposits increased 112 basis points from 0.93% for the three months ended March 31, 2018 to 2.05% for the three months ended March 31, 2019. This growth was the result of a time deposit campaign implemented during the second half of 2018. A secondary driver of the increase in time deposit interest expense was the increase in volume and rates of brokered and internet time deposits. Average brokered and internet time deposits increased $18.1 million from $84.1 during the three months ended March 31, 2018 to $102.2 during the three months ended March 31, 2019. This increased volume in brokered and internet time deposits is due to the purchase of $53.9 million of brokered deposits during the third quarter of 2018 to lower funding costs by swapping FHLB borrowings with lower cost brokered time deposits. The result was an overall increase in time deposit interest expense of 103 basis points to 2.04% during the three months ended March 31, 2019. The overall growth of our deposits came with a higher cost of total deposits of 1.14% for the three months ended March 31, 2019 compared to 0.55% for the three months ended March 31, 2018.
Offsetting the increase in total deposit interest expense was a decrease in interest expense on total borrowings, which decreased $0.3 million to $1.1 million during the three months ended March 31, 2019 compared to $1.3 million during the three months ended March 31, 2018. This decrease was primarily driven by decreased volume, partially offset by increased rates on FHLB advances. The cost of total borrowings increased to 2.62% for the three months ended March 31, 2019 from 2.12% for the three months ended March 31, 2018. Average FHLB advances decreased $93.9 million to $117.9 million for the three months ended March 31, 2019 compared to $211.7 million for the three months ended March 31, 2018. This decrease in average FHLB advances was primarily due to the swapping of FHLB advances with lower-cost time deposit products. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2019			2018
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,720,739	$57,909	6.31%	$3,192,490	$46,564	5.92%
Loans held for sale	216,227	2,581	4.84%	434,573	4,173	3.89%
Securities:
Taxable	518,504	3,569	2.79%	457,826	2,852	2.53%
Tax-exempt(4)	138,847	1,547	4.52%	109,116	1,251	4.65%
Total Securities(4)	657,351	5,116	3.16%	566,942	4,103	2.94%
Federal funds sold	18,392	123	2.71%	20,325	73	1.46%
Interest-bearing deposits with other financial institutions	75,291	446	2.40%	35,463	165	1.89%
FHLB stock	13,432	203	6.13%	11,806	140	4.81%
Total interest earning assets(4)	4,701,432	66,378	5.73%	4,261,599	55,218	5.25%
Noninterest Earning Assets:
Cash and due from banks	50,218			43,261
Allowance for loan losses	(29,537)			(24,311)
Other assets(3)	452,805			397,945
Total noninterest earning assets	473,486			416,895
Total assets	$5,174,918			$4,678,494
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$878,167	$2,054	0.95%	$943,707	$1,357	0.58%
Money market	1,073,170	3,956	1.49%	975,831	1,890	0.79%
Savings deposits	176,305	68	0.16%	179,925	68	0.15%
Customer time deposits	1,045,204	5,281	2.05%	617,784	1,423	0.93%
Brokered and internet time deposits	102,188	496	1.97%	84,125	333	1.61%
Time deposits	1,147,392	5,777	2.04%	701,909	1,756	1.01%
Total interest-bearing deposits	3,275,034	11,855	1.47%	2,801,372	5,071	0.73%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	15,319	35	0.93%	15,160	25	0.67%
Federal Home Loan Bank advances	117,875	634	2.18%	211,735	917	1.76%
Subordinated debt	30,930	393	5.15%	30,930	406	5.32%
Total other interest-bearing liabilities	164,124	1,062	2.62%	257,825	1,348	2.12%
Total interest-bearing liabilities	3,439,158	12,917	1.52%	3,059,197	6,419	0.85%
Noninterest-bearing liabilities:
Demand deposits	955,156			927,213
Other liabilities	96,059			92,886
Total noninterest-bearing liabilities	1,051,215			1,020,099
Total liabilities	4,490,373			4,079,296
Shareholders' equity	684,545			599,198
Total liabilities and shareholders' equity	$5,174,918			$4,678,494
Net interest income (tax-equivalent basis)		$53,461			$48,799
Interest rate spread (tax-equivalent basis)			4.21%			4.40%
Net interest margin (tax-equivalent basis)(5)			4.61%			4.64%
Cost of total deposits			1.14%			0.55%
Average interest-earning assets to average interest-bearing liabilities			136.7%			139.3%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $3.8 million and $2.9 million, accretion of $1.8 million and $1.7 million, nonaccrual interest collections of $0.1 million and $0.4 million, and syndicated loan fees of $0.2 million and $0.1 million are included in interest income in the three months ended March 31, 2019 and 2018, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.4 million for the three months ended March 31, 2019 and 2018.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis
The table below presents the components of the changes in net interest income for the three months ended March 31, 2019 and 2018. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$8,222	$3,123	$11,345
Loans held for sale	(2,606)	1,014	(1,592)
Securities available for sale and other securities:
Taxable	418	299	717
Tax Exempt(2)	331	(35)	296
Federal funds sold and balances at Federal Reserve Bank	(13)	63	50
Time deposits in other financial institutions	236	45	281
FHLB stock	25	38	63
Total interest income(2)	6,612	4,548	11,160
Interest-bearing liabilities:
Interest-bearing checking	(153)	850	697
Money market	359	1,707	2,066
Savings deposits	(1)	1	—
Customer time deposits	2,160	1,698	3,858
Brokered and internet time deposits	88	75	163
Securities sold under agreements to repurchase and federal funds purchased	—	10	10
Federal Home Loan Bank advances	(505)	222	(283)
Subordinated debt	—	(13)	(13)
Total interest expense	1,948	4,550	6,498
Change in net interest income(2)	$4,664	$(2)	$4,662

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $3.8 million and $2.9 million and accretion of $1.8 million and $1.7 million, nonaccrual interest collections of $0.1 million and $0.4 million, and syndicated loan fee income of $0.2 million and $0.1 million are included in interest income for the three months ended March 31, 2019 and 2018, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $11.3 million increase in loans held for investment tax-equivalent interest income during three months ended March 31, 2019 compared to three months ended March 31, 2018 was the primary driver of the $4.7 million increase in net interest income. The increase in loan interest income was primarily driven by an increase in average loans held for investment of $528.2 million, or 16.5%, to $3.72 billion for the three months ended March 31, 2019, as compared to $3.19 billion for the three months ended March 31, 2018, which was largely attributable to strong loan growth and continued favorable economic conditions in many of our markets. The increase in loan income was partially offset by an increase in interest expense of $6.5 million due to an overall increase in rates and increased volume of customer time deposits.
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
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Our provision for loan losses for the three months ended March 31, 2019 was $1.4 million as compared to $0.3 million for the three months ended March 31, 2018. The increase is primarily attributable to our loan growth and also includes $0.4 million of subsequent deterioration on PCI loans during the three months ended March 31, 2019. Net charge-offs for the three months ended March 31, 2019 were $0.5 million compared with net recoveries in the previous year of $48.0 thousand.

Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Mortgage banking income	$21,021	$26,471
Service charges on deposit accounts	2,079	1,959
ATM and interchange fees	2,656	2,361
Investment services and trust income	1,295	1,206
Gain (loss) from securities, net	43	(47)
Loss on sales or write-downs of other real estate owned	(39)	(186)
Gain from other assets	191	68
Other	1,793	1,443
Total noninterest income	$29,039	$33,275

Three months ended March 31, 2019 compared to three months ended March 31, 2018
Noninterest income was $29.0 million for the three months ended March 31, 2019, a decrease of $4.2 million, or 12.7%, as compared to $33.3 million for the three months ended March 31, 2018. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 2.3% in the three months ended March 31, 2019 as compared to 2.9% in the three months ended March 31, 2018.
Mortgage banking income primarily includes origination fees on mortgage loans including fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to offset the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $21.0 million and $26.5 million for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019, the Bank’s mortgage operations had sales of $966.2 million which generated a sales margin of 1.65%. This compares to $1,682.8 million and 1.40% for the three months ended March 31, 2018. Mortgage banking income from gains on sale and related fair value changes amount to $18.2 million during the three months ended March 31, 2019 compared to $23.4 million for the same period in the previous year. This activity was driven by a decrease in interest rate lock volume of $763.5 million, or 35.9%, to $1,364.8 million for the three months ended March 31, 2019 due to overcapacity and slow-down of the mortgage market and overall compressing margins. Changes in market conditions have also shifted the mix of interest rate lock commitments by purpose to 57.7% purchase for the three months ended March 31, 2019 from 58.3% for the same period in the prior year.
The continued challenges experienced across the mortgage industry resulting from the rising rate environment, increasing regulatory pressure and capital requirements have led to a strategic realignment of our mortgage business. On April 1, 2019, the Company announced plans to sell its TPO and Correspondent mortgage delivery channels.  These channels have historically been our lowest margin channels.  Our retail and consumer direct channels, which have historically yielded more consistent and predictable financial results, will be maintained going forward.  The exit of these channels is expected to provide regulatory capital relief resulting from capitalization of MSRs and also produce lower overall interest rate lock commitment volume and consequently, mortgage banking income than produced historically.  We incurred mortgage restructuring and other related costs of $1.1 million during the three months ended March 31, 2019 and anticipate up to $2.5 million related to the divestiture over the first half of 2019.
Income from mortgage servicing was $4.8 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively, offset by a decline in fair value on MSRs and related hedging activity of $1.9 million and $1.7 million in the three months ended March 31, 2019 and 2018, respectively.

The components of mortgage banking income for the March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Mortgage banking income:
Origination and sales of mortgage loans	$15,907	$23,481
Net change in fair value of loans held for sale and derivatives	2,244	(90)
Change in fair value on MSRs	(1,881)	(1,713)
Mortgage servicing income	4,751	4,793
Total mortgage banking income	$21,021	$26,471
Interest rate lock commitment volume by line of business:
Consumer direct	$521,603	$719,040
Third party origination (TPO)	170,529	245,679
Retail	291,800	329,720
Correspondent	380,854	833,857
Total	$1,364,786	$2,128,296
Interest rate lock commitment volume by purpose (%):
Purchase	57.7%	58.3%
Refinance	42.3%	41.7%
Mortgage sales	$966,224	$1,682,818
Mortgage sale margin	1.65%	1.40%
Closing volume	$932,125	$1,617,103
Outstanding principal balance of mortgage loans serviced	$5,221,109	$7,423,932

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $4.4 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively, and mortgage banking income attributable to our Mortgage segment was $16.6 million and $20.4 million for the three months ended March 31, 2019 and 2018, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $2.1 million, a increase of $0.1 million, or 6.1%, for the three months ended March 31, 2019, compared to $2.0 million for the three months ended March 31, 2018. This increase is attributable to our 13.5% growth in average deposits.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $0.3 million to $2.7 million during the three months ended March 31, 2019 as compared to $2.4 million for the three months ended March 31, 2018. This increase is also attributable to our growth in deposits and increased volume of transactions.
Investment services and trust income includes fees for discretionary portfolio management and trust administration for individuals and businesses. Investment services and trust income increased $0.1 million during the three months ended March 31, 2019 to $1.3 million compared to $1.2 million for the three months ended March 31, 2018.
Gain on securities for the three months ended March 31, 2019 was $43 thousand compared to a loss on securities for the three months ended March 31, 2018 of $47 thousand. Activity is typically driven by sales activity within our available-for-sale securities portfolio in addition to change in fair value of equity securities with readily determinable market values. Sales activity is attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management. The gain in the three months ended March 31, 2019 is primarily related a net gain of $49 thousand related to changes in fair value of equity securities with readily determinable fair values. The loss for the three months ended 2018 includes a $38 thousand charge for decline in fair value on equity securities with readily determinable fair values.
Net loss on sales or write-downs of other real estate owned for the three months ended March 31, 2019 was $39 thousand compared to $0.2 million for the three months ended March 31, 2018. This change was the result of specific sales and valuation transactions of other real estate.
Gain on other assets includes sales of repossessed assets and other miscellaneous sales in addition to any identified impairment during the period. Net gain on other assets for the three months ended March 31, 2019 was $0.2 million compared to $0.1 million for the three months ended March 31, 2018.
Other noninterest income for the three months ended March 31, 2019 increased $0.4 million to $1.8 million as compared to other noninterest income of $1.4 million for the three months ended March 31, 2018, related to our overall growth and increased loan servicing fees.

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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Salaries, commissions and employee benefits	$33,697	$34,027
Occupancy and equipment expense	3,730	3,424
Legal and professional fees	1,725	2,043
Data processing	2,384	2,035
Merger costs	621	1,193
Amortization of core deposit and other intangibles	729	853
Regulatory fees and deposit insurance assessments	592	562
Software license and maintenance fees	472	657
Advertising	2,737	3,282
Other expense	8,414	8,075
Total noninterest expense	$55,101	$56,151
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Noninterest expense decreased by $1.1 million during the three months ended March 31, 2019 to $55.1 million as compared to $56.2 million in the three months ended March 31, 2018. This decrease resulted primarily from the $0.5 million decrease in advertising expense and a $0.6 decline in merger and conversion expenses.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 61.2% and 60.6% of total noninterest expense in the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, salaries and employee benefits expense decreased $0.3 million, or 1.0%, to $33.7 million as compared to $34.0 million for the three months ended March 31, 2018. The number of full-time equivalent employees decreased 1.4% to 1,363 employees at March 31, 2019 from 1,383 employees at March 31, 2018 due to a reduction of mortgage operations personnel. This decrease in mortgage personnel resulted in a $2.7 million decrease in mortgage salaries, commissions and employee benefits expense during the three months ended March 31, 2019 compared to same period for 2018.
Salaries and employee benefits expense also reflects $1.6 million and $2.0 million accrued for equity compensation grants during the three months ended March 31, 2019 and 2018, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to an accrual related to annual stock-based performance grants.
Occupancy and equipment expense includes fees related to leased property operations and repairs and maintenance. Occupancy and equipment expense in the three months ended March 31, 2019 was $3.7 million, an increase of $0.3 million, compared to $3.4 million for the three months ended March 31, 2018, which was attributable to an increase in lease costs and property taxes.
Legal and professional fees were $1.7 million for the three months ended March 31, 2019 as compared to $2.0 million for the three months ended March 31, 2018. The decrease in legal and professional fees is related to a decrease of $0.2 million in litigation expense.
Data processing costs increased $0.3 million, or 17.1%, to $2.4 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019 was attributable to our growth and volume of transaction processing.
Merger costs amounted to $0.6 million for the three months ended March 31, 2019 compared to $1.2 million for the three months ended March 31, 2018. Merger costs during the three months ended March 31, 2019 include costs associated with our ACBI branch acquisition that was completed during the second quarter of 2019. We expect to incur up to an additional $4.4 million related to the closing of the ACBI branch transaction. Merger costs for the three months ended March 31, 2018 related to the merger with the Clayton Banks that closed on July 31, 2017.
Amortization of core deposits and other intangibles represents amortization of core deposits acquired through previous acquisitions and other miscellaneous intangibles. Amortization of core deposit and other intangible assets totaled $0.7 million for the three months ended March 31, 2019 compared to $0.9 million for the three months ended March 31, 2018. The Company amortizes the core deposit intangibles under sum of the years digits method, which amortizes the asset more heavily at the beginning of its estimated useful life and reduces over time.
Regulatory fees and deposit insurance assessments remained flat during the three months ended March 31, 2019 at $0.6 million compared to $0.6 for the three months ended March 31, 2018.
Software license and maintenance fees for the three months ended March 31, 2019 were $0.5 million compared to $0.7 million for the three months ended March 31, 2018.
Advertising costs for the three months ended March 31, 2019 were $2.7 million, a decrease of $0.5 million compared to $3.3 million for the three months ended March 31, 2018. The decrease is attributable to decreased advertising in mortgage.
Other noninterest expense for the three months ended March 31, 2019 was $8.4 million, an increase of $0.3 million from the three months ended March 31, 2018. This increase includes mortgage restructuring charges of $1.1 million offset by a decline in miscellaneous other expenses.
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
Our efficiency ratio was 67.2% and 68.7% for the three months ended March 31, 2019 and 2018, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 64.9% and 66.8% for the three months ended March 31, 2019 and 2018, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	2018
Return on average total assets	1.54%	1.71%	1.66%
Return on average shareholders' equity	11.6%	13.4%	12.7%
Dividend payout ratio	13.0%	—%	7.9%
Average shareholders’ equity to average assets	13.2%	12.8%	13.0%
Income tax
Income tax expense was $6.0 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively. This represents effective tax rates of 23.4% and 21.7% for the three months ended March 31, 2019 and 2018, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and additional deductions for equity-based compensation upon the distribution of RSUs.

Financial condition
The following discussion of our financial condition compares the three months ended March 31, 2019 with the year ended December 31, 2018.
Total assets
Our total assets were $5.34 billion at March 31, 2019.  This compares to total assets of $5.14 billion as of December 31, 2018. This increase was largely attributable to an increase of $119.3 million in loans held for investment driven by strong demand for our loan products in our markets and the success of our growth initiatives. The growth was partially offset by a $30.8 million decrease in loans held for sale, reflecting the decline in the mortgage market.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 71.0% and 71.4% of our total assets as of March 31, 2019 and December 31, 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”). At March 31, 2019 and December 31, 2018, loans held for investment included approximately $97.5 million and $88.8 million, respectively, related to participated loans. Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. At March 31, 2019 and December 31, 2018, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans
Loans increased $119.3 million, or 3.3%, to $3.79 billion as of March 31, 2019 as compared to $3.67 billion as of December 31, 2018. Our loan growth during the three months ended March 31, 2019 has been composed of increases of $21.3 million, or 2.5%, in commercial and industrial loans, $5.6 million, or 1.1%, in owner occupied commercial real estate loans, $116.6 million, or 16.7%, in non-owner occupied commercial real estate loans, and $3.3 million, or 1.5%, in consumer and other loans, respectively. These increases were offset by decreases of $17.0 million, or 3.1%, in construction loans and $10.6 million, or 1.3%, in residential real estate loans. The increase in loans during the three months ended March 31, 2019 is attributable to continued strong demand in our metropolitan markets, building customer relationships and continued favorable economic conditions throughout much of our geographic footprint.
Loans by type
The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$888,345	23%	$867,083	24%
Construction	539,065	14%	556,051	15%
Residential real estate:
1-to-4 family	552,239	15%	555,815	16%
Line of credit	187,415	5%	190,480	5%
Multi-family	71,532	2%	75,457	2%
Commercial real estate:
Owner-Occupied	499,123	13%	493,524	13%
Non-Owner Occupied	816,880	22%	700,248	19%
Consumer and other	232,192	6%	228,853	6%
Total loans	$3,786,791	100%	$3,667,511	100%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2019 and December 31, 2018, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.
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

The table below shows concentration ratios for the Bank and Company as of March 31, 2019 and December 31, 2018, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
March 31, 2019
Construction	91.1%	88.3%
Commercial real estate	241.5%	233.9%
December 31, 2018
Construction	99.1%	95.4%
Commercial real estate	237.5%	228.6%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of March 31, 2019, our commercial and industrial loans comprised $888.3 million, or 23% of loans, compared to $867.1 million, or 24% of loans, as of December 31, 2018.
Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of March 31, 2019, our owner occupied commercial real estate loans comprised $499.1 million, or 13% of loans, compared to $493.5 million, or 13%, of loans, as of December 31, 2018.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of March 31, 2019, our non-owner occupied commercial real estate loans comprised $816.9 million, or 22%, of loans, compared to $700.2 million, or 19% of loans, as of December 31, 2018.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of March 31, 2019, our residential real estate mortgage loans comprised $552.2 million, or 15% of loans, compared to $555.8 million, or 16%, of loans as of December 31, 2018.
Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of March 31, 2019 comprised $187.4 million or 5% of loans compared to $190.5 million, or 5%, of loans as of December 31, 2018.
Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of March 31, 2019 comprised $71.5 million, or 2% of loans, compared to $75.5 million, or 2%, of loans as of December 31, 2018.
Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of March 31, 2019, our construction loans comprised $539.1 million, or 14% of loans compared to $556.1 million, or 15% of loans as of December 31, 2018.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of March 31, 2019, our consumer and other loans comprised $232.2 million, or 6% of loans, compared to $228.9 million, or 6% of loans as of December 31, 2018.
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of March 31, 2019 and December 31, 2018. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of March 31, 2019
Commercial and industrial	$307,926	$473,169	$107,250	$888,345
Commercial real estate:
Owner occupied	75,168	268,530	155,425	499,123
Non-owner occupied	110,070	468,283	238,527	816,880
Residential real estate:
1-to-4 family	53,704	221,673	276,862	552,239
Line of credit	7,353	40,357	139,705	187,415
Multi-family	2,599	32,026	36,907	71,532
Construction	228,866	241,710	68,489	539,065
Consumer and other	32,534	52,210	147,448	232,192
Total ($)	$818,220	$1,797,958	$1,170,613	$3,786,791
Total (%)	21.6%	47.5%	30.9%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2018
Commercial and industrial	$316,253	$442,720	$108,110	$867,083
Commercial real estate:
Owner occupied	82,141	296,303	115,080	493,524
Non-owner occupied	92,418	345,241	262,589	700,248
Residential real estate:
1-to-4 family	55,553	223,346	276,916	555,815
Line of credit	10,382	41,024	139,074	190,480
Multi-family	2,226	18,706	54,525	75,457
Construction	233,108	256,079	66,864	556,051
Consumer and other	31,580	52,516	144,757	228,853
Total ($)	$823,661	$1,675,935	$1,167,915	$3,667,511
Total (%)	22.5%	45.7%	31.8%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of March 31, 2019 and December 31, 2018:

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of March 31, 2019
Commercial and industrial	$209,242	$371,177	$580,419
Commercial real estate:
Owner occupied	340,321	83,634	423,955
Non-owner occupied	288,169	418,641	706,810
Residential real estate:
1-to-4 family	445,039	53,496	498,535
Line of credit	717	179,345	180,062
Multi-family	54,134	14,799	68,933
Construction	84,983	225,216	310,199
Consumer and other	193,316	6,342	199,658
Total ($)	$1,615,921	$1,352,650	$2,968,571
Total (%)	54.4%	45.6%	100.0%
(1) Included in fixed interest rates are loans totaling $23.8 million at March 31, 2019, in which the Company has entered into variable rate swap contracts.

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
(1) Included in fixed interest rates are loans totaling $39.9 million at December 31, 2018, in which the Company has entered into variable rate swap contracts.

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of March 31, 2019
One year or less	$328,574	$489,646	$818,220
One to five years	972,379	825,579	1,797,958
More than five years	643,542	527,071	1,170,613
Total ($)	$1,944,495	$1,842,296	$3,786,791
Total (%)	51.3%	48.7%	100.0%
 (1) Included in fixed interest rates are loans totaling $23.8 million at March 31, 2019, in which the Company has entered into variable interest rate swap contracts.

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of December 31, 2018
One year or less	$346,928	$476,733	$823,661
One to five years	993,441	682,494	1,675,935
More than five years	715,605	452,310	1,167,915
Total ($)	$2,055,974	$1,611,537	$3,667,511
Total (%)	56.1%	43.9%	100.0%
 (1) Included in fixed interest rates are loans totaling $39.9 million at December 31, 2018, in which the Company has entered into variable interest rate swap contracts.

Of the loans shown above with floating interest rates totaling $1,842.3 million as of March 31, 2019, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of March 31, 2019
Loans with current rates above floors	$186,007	$—	$198,362	$—	$264,953	$—
Loans with current rates below floors:
1-25 bps	32,198	0.48	58,454	1.44	27,464	2.81
26-50 bps	1,244	49.59	3,182	46.89	28,946	38.82
51-75 bps	26	68.27	7,205	68.62	9,860	56.74
76-100 bps	19	100.00	3,339	100.00	7,096	78.65
101-125 bps	3	125.00	37	112.24	41	109.00
126-150 bps	—	—	—	—	226	147.71
151-200 bps	2,197	200.00	12,055	151.30	108	176.57
200-250 bps	—	—	9	250.00	—	—
251 bps and above	588	850.00	—	—	81	263.00
Total loans with current rates below floors	$36,275	$10.66	$84,281	$10.23	$73,822	$7.07
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
Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
As of March 31, 2019 and December 31, 2018, we had $30.4 million and $31.4 million, respectively, in nonperforming assets. As of March 31, 2019 and December 31, 2018, other real estate owned included $5.4 million and $5.4 million, respectively, of excess land and facilities resulting from the merger with the Clayton Banks that is held for sale. Other nonperforming assets, including other repossessed non-real estate, as of March 31, 2019 and December 31, 2018 amounted to $1.8 million and $1.6 million, respectively.
If our nonperforming assets would have been current during the three months ended March 31, 2019 and 2018, we would have recorded an additional income of $0.4 million and $0.1 million, respectively. We had net interest recoveries of $0.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, recognized on loans that had previously been charged off or classified as nonperforming in previous periods.

The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of March 31,		As of December 31,
(dollars in thousands)	2019	2018	2018
Loan Type
Commercial and industrial	$379	$1,529	$503
Construction	275	789	283
Residential real estate:
1-to-4 family mortgage	3,755	3,076	3,441
Residential line of credit	1,460	726	1,761
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,788	1,903	2,620
Non-owner occupied	7,030	1,219	6,962
Consumer and other	919	401	1,156
Total nonperforming loans held for investment	15,606	9,643	16,726
Loans held for sale	196	501	397
Other real estate owned	12,828	15,334	12,643
Other	1,779	2,342	1,637
Total nonperforming assets	$30,409	$27,820	$31,403
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.41%	0.30%	0.46%
Total nonperforming assets as a percentage of total assets	0.57%	0.59%	0.61%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.04%	0.06%	0.06%
Loans restructured as troubled debt restructurings	$8,953	$8,675	$6,794
Troubled debt restructurings as a percentage of total loans held for investment	0.24%	0.27%	0.19%

Total nonperforming loans as a percentage of loans were 0.41% as of March 31, 2019 as compared to 0.46% as of December 31, 2018. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 191.0% as of March 31, 2019 as compared to 173.0% as of December 31, 2018.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $9.0 million at March 31, 2019, as compared to $9.2 million at December 31, 2018.
Under acquisition accounting rules, acquired loans were recorded at their estimated fair value at acquisition. We recorded the loan portfolio acquired from the Clayton Banks at fair value as of the July 31, 2017 acquisition date, which resulted in a discount to the loan portfolio’s previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses; however, as of March 31, 2019, the allowance included $1.3 million in reserves related to subsequent deterioration since the acquisition date.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “(Loss) gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $0.9 million were sold as of three months ended March 31, 2019, resulting in a net loss of $39 thousand. Other real estate owned with a cost basis of $1.4 million were sold during the three months ended March 31, 2018, resulting in a net gain of $0.2 million.
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
Loans totaling $60.7 million and $66.5 million were classified as substandard under our policy at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, $18.6 million and $22.3 million of substandard loans were purchased credit impaired in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at March 31, 2019 and December 31, 2018.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of March 31, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$830,017	$49,599	$7,418	$887,034
Construction	528,421	4,717	1,320	534,458
Residential real estate:
1-to-4 family mortgage	519,688	6,046	8,433	534,167
Residential line of credit	183,448	1,337	2,630	187,415
Multi-family mortgage	71,460	72	—	71,532
Commercial real estate:
Owner occupied	463,724	15,857	13,566	493,147
Non-owner occupied	785,933	10,301	7,109	803,343
Consumer and other	208,442	2,982	1,707	213,131
Total loans, excluding purchased credit impaired loans	$3,591,133	$90,911	$42,183	$3,724,227

Purchased credit impaired loans
Commercial and industrial	$—	$828	$483	$1,311
Construction	—	3,719	888	4,607
Residential real estate:
1-to-4 family mortgage	—	13,644	4,428	18,072
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,080	1,896	5,976
Non-owner occupied	—	5,608	7,929	13,537
Consumer and other	—	16,122	2,939	19,061
Total purchased credit impaired loans	$—	$44,001	$18,563	$62,564
Total loans	$3,591,133	$134,912	$60,746	$3,786,791

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512

Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511

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
In addition, on a regular basis, management and the Company’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $29.8 million and $28.9 million and represented 0.79% and 0.79% of loans held for investment at March 31, 2019 and December 31, 2018, respectively.
The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$5,514	23%	$5,348	24%
Construction	9,758	14%	9,729	15%
Residential real estate:
1-to-4 family mortgage	3,295	15%	3,428	16%
Residential line of credit	731	5%	811	5%
Multi-family mortgage	539	2%	566	2%
Commercial real estate:
Owner occupied	3,098	13%	3,132	13%
Non-owner occupied	4,583	22%	4,149	19%
Consumer and other	2,296	6%	1,769	6%
Total allowance	$29,814	100%	$28,932	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2019	2018	2018
Allowance for loan loss at beginning of period	$28,932	$24,041	$24,041
Charge-offs:
Commercial and industrial	(179)	(220)	(898)
Construction	—	—	(29)
Residential real estate:
1-to-4 family mortgage	(81)	(60)	(138)
Residential line of credit	(32)	(20)	(36)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	—	—	(91)
Non-owner occupied	—	—	—
Consumer and other	(579)	(361)	(1,613)
Total charge-offs	$(871)	$(661)	$(2,805)
Recoveries:
Commercial and industrial	12	135	390
Construction	1	252	1,164
Residential real estate:
1-to-4 family mortgage	13	15	171
Residential line of credit	25	27	178
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	87	23	143
Non-owner occupied	—	51	51
Consumer and other	224	206	550
Total recoveries	$362	$709	$2,647
Net (charge-offs) recoveries	(509)	48	(158)
Provision for loan losses	1,391	317	5,398
Adjustments for transfers to loans HFS(1)	—	—	(349)
Allowance for loan loss at the end of period	$29,814	$24,406	$28,932
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.06)%	0.01%	—%
Allowance for loan loss as a percentage of loans at end of period	0.79%	0.75%	0.79%
Allowance of loan loss as a percentage of nonperforming loans	191.0%	253.1%	173.0%
(1) See Note 1. Basis of Presentation for discussion regarding this adjustment.
Mortgage loans held for sale
Mortgage loans held for sale were $248.1 million at March 31, 2019 compared to $278.8 million at December 31, 2018. Interest rate lock volume for the three months ended March 31, 2019 and 2018 totaled $1,364.8 million and $2,129.0 million, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. Rising interest rates during the three months ended March 31, 2019 resulted in slow down of interest rate lock volume and resulted in a decrease of interest rate lock commitments in the pipeline at the end of the three months ending March 31, 2019 compared with the end same period of the previous year. Interest rate lock commitments in the pipeline at March 31, 2019 and 2018 were $492.5 million and $693.0 million, respectively.
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

Deposits
Deposits represent the Bank’s primary source of funds. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.
Total deposits were $4.30 billion and $4.17 billion as of March 31, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits at March 31, 2019 and December 31, 2018 were $964.7 million and $949.1 million, respectively, while interest-bearing deposits were $3.34 billion and $3.22 billion at March 31, 2019 and December 31, 2018, respectively. The 3.2% increase in total deposits is attributed to a continued focus on core customer deposit growth, seasonal growth in public deposits and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank.
Brokered and internet time deposits at March 31, 2019 and December 31, 2018 were $69.4 million and $103.1 million, respectively. The decrease of $33.7 million was due to expected maturity of brokered deposits while replacing with lower cost funds, which is consistent with our asset liability management strategy.
Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $70.1 million and $53.5 million at March 31, 2019 and December 31, 2018, respectively.
Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $488.6 million at March 31, 2019 compared to $448.2 million at December 31, 2018. The increase in public deposits is typical of the seasonal growth from revenue collections and will gradually decline over the remainder of the calendar year.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed in Note 15 to the consolidated unaudited financial statements included in this Report. The mix between noninterest-bearing and interest-bearing as of March 31, 2019 shifted slightly due to rising rates of interest-bearing deposits when compared to December 31, 2018. Management continues to focus on strategic pricing to grow noninterest-bearing deposits while allowing more costly funding sources to mature.
Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest paid and rate analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest-bearing demand	$964,745	22%	—	$949,135	23%	—
Interest-bearing demand	937,323	22%	0.95%	863,706	21%	0.73%
Money market	1,077,723	25%	1.49%	1,064,191	26%	1.06%
Savings deposits	180,140	4%	0.16%	174,940	4%	0.15%
Customer time deposits	1,073,819	25%	2.05%	1,016,638	24%	1.40%
Brokered and internet time deposits	69,441	2%	1.97%	103,107	2%	1.79%
Total deposits	$4,303,191	100%	1.14%	$4,171,717	100%	0.76%
Customer Time Deposits
0.00-0.50%	$23,453	2%		$34,696	3%
0.51-1.00%	173,233	16%		196,032	19%
1.01-1.50%	83,699	8%		124,007	12%
1.51-2.00%	61,238	6%		60,286	6%
2.01-2.50%	328,281	31%		260,173	26%
Above 2.50%	403,915	37%		341,444	34%
Total customer time deposits	$1,073,819	100%		$1,016,638	100%
Brokered and Internet Time Deposits
0.00-0.50%	$546	1%		$787	1%
0.51-1.00%	331	—%		548	1%
1.01-1.50%	19,308	28%		21,211	21%
1.51-2.00%	15,128	22%		15,204	15%
2.01-2.50%	30,416	44%		63,167	60%
Above 2.50%	3,712	5%		2,190	2%
Total brokered and internet time deposits	69,441	100%		103,107	100%
Total time deposits	$1,143,260			$1,119,745

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$173,582	$72,599	$246,181
Over Three to Six	158,371	83,859	242,230
Over Six to Twelve	155,066	96,548	251,614
Over Twelve	263,544	139,691	403,235
Total	$750,563	$392,697	$1,143,260

	As of December 31, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$142,472	$95,209	$237,681
Over Three to Six	86,877	57,592	144,469
Over Six to Twelve	241,516	132,204	373,720
Over Twelve	236,972	126,903	363,875
Total	$707,837	$411,908	$1,119,745
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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$993	—%	$989	—%
Mortgage-backed securities	511,716	77%	508,580	78%
Municipals, tax exempt	147,640	22%	138,887	21%
Treasury securities	7,305	1%	7,242	1%
Total securities available for sale	$667,654	100%	$655,698	100%
The balance of our available-for-sale debt securities portfolio at March 31, 2019 was $667.7 million compared to $655.7 million at December 31, 2018.  During the three months ended March 31, 2019 and 2018, we purchased $24.2 million and $82.0 million in investment securities, respectively. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 48.8% and 95.0%of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 51.2% and 5.0%, respectively of total securities purchased in the three months ended March 31, 2019 and 2018, respectively. The carrying value of securities sold during the three months ended March 31, 2019 and 2018 totaled $1.8 million and $0.2 million, respectively. Maturities and calls of securities during the three months ended March 31, 2019 and 2018, totaled $20.8 million and $16.5 million, respectively. As of March 31, 2019 and December 31, 2018, net unrealized losses of $1.8 million and $12.3 million, respectively, were recorded on available-for-sale debt securities.
As of March 31, 2019 and December 31, 2018, the Company had $3.2 million and $3.1 million, respectively, in equity securities recorded at fair value. Net gains of $49 thousand and net losses of $38 thousand were recognized due to the changes in fair value of these equity securities during the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of March 31, 2019 and 2018:

	As of March 31, 2019			As of December 31, 2018
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—%	—%	$—	—%	—%
Maturing in one to five years	7,305	1.1%	1.76%	7,242	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	7,305	1.1%	1.76%	7,242	1.1%	1.76%
Government agency securities:
Maturing within one year	993	0.1%	1.43%	989	—%	1%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	993	0.1%	1.43%	989	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	10,779	1.6%	5.97%	15,039	2.3%	6.14%
Maturing in one to five years	6,201	0.9%	4.88%	6,498	1.0%	4.86%
Maturing in five to ten years	16,974	2.5%	4.49%	18,387	2.8%	4.68%
Maturing after ten years	113,686	17.0%	4.07%	98,963	15.1%	4.13%
Total obligations of state and municipal subdivisions	147,640	22.1%	4.30%	138,887	21.2%	4.46%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	14,796	2.2%	3.10%	11,988	1.8%	3.07%
Maturing after ten years	496,920	74.4%	2.74%	496,592	75.7%	2.67%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	511,716	76.7%	2.75%	508,580	77.5%	2.68%
Total investment securities	$667,654	100.0%	3.16%	$655,698	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.
The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
As of As of March 31, 2019
US Government agency securities	$1,000	$—	$(7)	$993
Mortgage-backed securities	516,917	2,407	(7,608)	511,716
Municipals, tax exempt	144,142	3,904	(406)	147,640
Treasury securities	7,394	—	(89)	7,305
	$669,453	$6,311	$(8,110)	$667,654
As of As of December 31, 2018
US Government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
	$668,033	$2,756	$(15,091)	$655,698
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
The following table sets forth our total borrowings segmented by years to maturity as of March 31, 2019:

	March 31, 2019
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
March 31, 2020	$196,727	86%	2.46%
March 31, 2021	57	—%	5.67%
March 31, 2022	374	—%	5.90%
March 31, 2023	518	—%	5.57%
March 31, 2024	111	—%	5.35%
Thereafter	31,391	14%	5.79%
Total	$229,178	100%	2.93%
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $13.7 million and $15.1 million at March 31, 2019 and December 31, 2018, respectively.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $240.0 million as of March 31, 2019 and December 31, 2018. There were borrowings against the line of $23.0 million at March 31, 2019 and no borrowings against the line at December 31, 2018.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $681.2 million and qualifying commercial mortgages of $439.8 million as collateral securing a line of credit with a total borrowing capacity of $887.7 million as of March 31, 2019. As of December 31, 2018, we pledged qualifying residential mortgages of $619.0 million and qualifying commercial mortgages of $608.7 million as collateral securing a line of credit with a total borrowing capacity of $737.0 million.
Borrowings against our line totaled $161.6 million and $181.8 million as of March 31, 2019 and December 31, 2018, respectively. Total borrowings comprised $1.6 million and $1.8 million in long-term advances as of March 31, 2019 and December 31, 2018, respectively, and $60.0 million and $80.0 million in overnight cash management advances (CMAs) as of March 31, 2019 and December 31, 2018, respectively. In addition, a letter of credit with FHLB of $150.0 million and $100.0 million was pledged to secure public funds that required collateral at March 31, 2019 and December 31, 2018, respectively. Overnight borrowings include $100.0 million in variable rate advances borrowed during the third quarter of 2017 as part of the funding strategy for the Clayton Banks merger. These advances have 90 day fixed rate repricing terms. An additional line of $800.0 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $161.6 million for the three months ended March 31, 2019 and $388.1 million for the twelve months ended December 31, 2018. The weighted average interest rate on FHLB borrowings was 2.59% and 2.56% for the year ended March 31, 2019 and December 31, 2018.
Additionally, the Bank maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2019 and 2018. As of March 31, 2019 and December 31, 2018, $1,365.2 million and $1,336.1 million of qualifying loans and $7.7 million and $8.6 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $986.4 million and $934.7 million.
Subordinated Debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of March 31, 2019 and December 31, 2018, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.76% and 5.97% at March 31, 2019 and December 31, 2018, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.84% and 5.65% at March 31, 2019 and December 31, 2018, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2019 and December 31, 2018, securities with a carrying value of $331.0 million and $326.2 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding overnight CMAs at March 31, 2019 and December 31, 2018 were $60.0 million and $80.0 million, respectively. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy of merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings.  At March 31, 2019 and December 31, 2018, the balance of our outstanding additional long-term advances with the FHLB were $1.6 million and $1.8 million, respectively. The remaining balance available with the FHLB was $576.1 million and $455.2 million at March 31, 2019 and December 31, 2018.  We also maintain lines of credit with other commercial banks totaling $240.0 million as of March 31, 2019 and December 31, 2018. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were borrowings against the line of $23.0 million at March 31, 2019 and no borrowings against the line at December 31, 2018.
See discussion of deposit composition and seasonality in management's discussion and analysis of deposits.
Holding company liquidity management
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” "Item 1A. Risk Factors - Risks related to our business" and " Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy," each of which is set forth in our Annual Report.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of March 31, 2019 and December 31, 2018, $158.2 million and $164.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. No cash dividends from the Bank to the Company were paid during the three months ended March 31, 2019 or 2018.

During the three months ended March 31, 2019, the Company declared dividends of $0.08 per share, or $2.5 million. Subsequent to March 31, 2019, the Company declared its second quarter dividend in the amount of $0.08 per share, or $2.6 million payable to stockholders of record as of May 1, 2019 on May 16, 2019.
Additionally, at March 31, 2019 and December 31, 2018, the Company had cash balances on deposit with the Bank totaling $14.7 million and $17.4 million, respectively, for ongoing corporate needs. We believe that our present position is adequate to meet our current and future liquidity needs.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. No such expenses were incurred during the three months ended March 31, 2019 or 2018.
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
The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of March 31, 2019 and December 31, 2018, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
March 31, 2019
Common Equity Tier 1 (CET1)
FB Financial Corporation	$550,872	12.0%	>	$206,577	>	4.5%		N/A		N/A
FirstBank	$561,780	12.3%	>	$205,529	>	4.5%	>	$296,876	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$610,686	13.4%	>	$364,589	>	8.0%		N/A		N/A
FirstBank	$591,594	13.0%	>	$364,058	>	8.0%	>	$455,072	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$580,872	12.7%	>	$274,428	>	6.0%		N/A		N/A
FirstBank	$561,780	12.3%	>	$274,039	>	6.0%	>	$365,385	>	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$580,872	11.5%	>	$202,042	>	4.0%		N/A		N/A
FirstBank	$561,780	11.1%	>	$202,443	>	4.0%	>	$253,054	>	5.0%
December 31, 2018
Common Equity Tier 1 (CET1)
FB Financial Corporation	$524,013	11.7%	>	$201,543	>	4.5%		N/A		N/A
FirstBank	$532,395	11.9%	>	$201,326	>	4.5%	>	$290,804	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$582,945	13.0%	>	$358,735	>	8.0%		N/A		N/A
FirstBank	$561,327	12.5%	>	$359,249	>	8.0%	>	$449,062	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$554,013	12.4%	>	$268,071	>	6.0%		N/A		N/A
FirstBank	$532,395	11.9%	>	$268,434	>	6.0%	>	$357,913	>	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	>	$194,391	>	4.0%		N/A		N/A
FirstBank	$532,395	10.9%	>	$195,374	>	4.0%	>	$244,218	>	5.0%
We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at March 31, 2019 and December 31, 2018, of which $30.0 million are included in our Tier 1 capital. The Federal Reserve Board issued rules in March 2005 providing stricter quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. While our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, the Dodd-Frank Act specifies that any such securities issued after May 19, 2010 may not be included in Tier 1 capital.
In July 2013, the Federal Reserve and the FDIC approved the implementation of the Basel III regulatory capital reforms and issued rules affecting certain changes required by the Dodd-Frank Act, which we refer to as the Basel III Rules, that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implement a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that impacts the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
When fully implemented on January 1, 2019, the common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. With the Basel III Rules fully effective in 2019, banks are required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.
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
Certain calculations under the new rules related to deductions from capital have been fully phase-in, specifically, the capital treatment of MSRs is phased in through the transition periods. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under Basel III, the Bank and the Company must deduct a much larger portion of the value of MSRs from Tier 1 capital.

•
MSRs (net of deferred tax in excess of 10% of Tier 1 capital before threshold based deductions must be deducted from common equity. The disallowable portion of MSRs will be phased in incrementally (40% in 2015; 60% in 2016; and fully phased in at 80% in 2017 and beyond).

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
As of March 31, 2019 and December 31, 2018, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2018, the date of the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. As part of our ongoing balance sheet and capital management during the quarter, the Company sold $29,160 million of mortgage servicing rights on $2.03 billion of serviced mortgages. There was not a material gain or loss recognized in this transaction; however, the sale provided approximately $9.2 million in regulatory capital relief to support continued growth in the Banking segment of our business.

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
On April 5, 2019, the Company completed its previously-announced branch acquisition to purchase eleven Tennessee and three Georgia branch locations from Atlantic Capital Bank, N.A. The result of the transaction is expected to decrease capital ratios going forward in 2019.
Capital Expenditures
Currently, we have not entered into any capital commitments exceeding $1 million over the next twelve months; however, over the next twelve months we plan on investing approximately $10.0 million in branch improvements and expansion across our markets.
Shareholders’ equity
Our total shareholders’ equity was $694.6 million at March 31, 2019 and $671.9 million, at December 31, 2018. Book value per share was $22.51 at March 31, 2019 and $21.87 at December 31, 2018. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by declared dividends and activity related to equity-based compensation.
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

	March 31, 2019	December 31, 2018
Loan commitments	$1,111,472	$1,032,390
Standby letters of credit	18,762	19,024

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.
For more information about our off-balance sheet arrangements, see "Part I. Financial Information - Notes to Consolidated Financial Statements - Note (9) - Commitments and contingencies" in this this Report.
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	March 31,	December 31,	March 31,	December 31,
(in basis points)	2019	2018	2019	2018
+400	2.5%	9.7%	5.4%	12.3%
+300	2.0%	7.4%	4.3%	9.4%
+200	1.5%	5.1%	3.2%	6.6%
+100	0.8%	2.5%	1.7%	3.3%
-100	(4.9)%	(5.9)%	(6.7)%	(7.7)%
-200	(12.6)%	(14.2)%	(16.8)%	(18.1)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	March 31,	December 31,
(in basis points)	2019	2018
+400	(6.8)%	(3.0)%
+300	(4.1)%	(1.9)%
+200	(1.4)%	(0.6)%
+100	(0.1)%	(0.1)%
-100	(3.8)%	(2.6)%
-200	(14.1)%	(11.8)%

(1)
The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations for March 31, 2019 and December 31, 2018 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the variability in our loans held for sale and time deposit balances. As our mortgage loans held for sale increase, we become more asset sensitive. Conversely, as mortgage rates continue to rise, we expect our mortgage originations and mortgage loans held for sale to decline, which contribute to decreased asset sensitivity. Beta assumptions on loans and deposits were consistent for both time periods. The ALCO also reviewed beta assumptions for time deposits and loans with industry standards and revised them accordingly.
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

ITEM 4. Controls and Procedures
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have announced that we are pursuing two transactions to sell assets related to our TPO and Correspondent mortgage delivery channels, but we cannot be sure that we will be able to successfully complete such transactions on terms and conditions acceptable to us, or at all.
On April 1 2019, the Company announced that the Bank entered an agreement to sell its TPO mortgage delivery channel to Renasant Bank, pursuant to which and subject to customary closing conditions, Renasant Bank will assume substantially all of the assets and personnel related to such channel. Additionally, on April 1, 2019, the Company announced that the Bank entered into a non-binding letter of intent to sell its Correspondent channel to an unrelated third party, and assuming completion of the transaction, the third party will assume substantially all of the assets and personnel related to such channel. The proposed sale of the Correspondent channel is subject to, among other things, the potential buyer’s review of the assets to be purchased, as well as the negotiation and execution of a definitive agreement with respect to the transaction, which will include certain terms and conditions, including customary representations and warranties.  There is no guarantee that we will be able to close the agreement to sell the origination channel or that we will be able to come to an agreement with the potential buyer of the Correspondent channel on terms and conditions that are acceptable to us, and if we are unable to dispose of one or both channels, we may incur additional charges associated with restructuring our mortgage operations.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2019:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2019	—	—	—	$50,000,000
February 1 - February 28, 2019	—	—	—	50,000,000
March 1 - March 31, 2019	—	—	—	50,000,000
Total	—	—	—	50,000,000
The Company's stock repurchase plan, which was first approved by its board of directors and announced on October 22, 2018, was amended on March 22, 2019 to provide that Company may purchase up to $25 million in shares of its common stock during the year ending December 31, 2019, and up to another $25 million in shares during the year ending December 31, 2020. To date, the Company has not repurchased any shares of common stock under the plan.
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

FB Financial Corporation

/s/ James R. Gordon
May 9, 2019	James R. Gordon Chief Financial Officer