Form 10-Q
period 2019-06-30
FB Financial Corp
filed 2019-08-08
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
The number of shares of Registrant’s Common Stock outstanding as of August 6, 2019 was 30,905,046.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

PART I—FINANCIAL INFORMATION
ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2019 (Unaudited)	2018
ASSETS
Cash and due from banks	$64,458	$38,381
Federal funds sold	9,781	31,364
Interest-bearing deposits in financial institutions	90,097	55,611
Cash and cash equivalents	164,336	125,356
Investments:
Available-for-sale debt securities, at fair value	675,215	655,698
Equity securities, at fair value	3,242	3,107
Federal Home Loan Bank stock, at cost	15,976	13,432
Loans held for sale, at fair value	294,699	278,815
Loans	4,289,516	3,667,511
Less: allowance for loan losses	30,138	28,932
Net loans	4,259,378	3,638,579
Premises and equipment, net	92,407	86,882
Other real estate owned, net	15,521	12,643
Operating lease right-of-use assets	35,872	—
Interest receivable	17,952	14,503
Mortgage servicing rights, at fair value	66,380	88,829
Goodwill	168,486	137,190
Core deposit and other intangibles, net	19,945	11,628
Other assets	110,993	70,102
Total assets	$5,940,402	$5,136,764
LIABILITIES
Deposits
Noninterest-bearing	$1,111,921	$949,135
Interest-bearing checking	984,847	863,706
Money market and savings	1,468,867	1,239,131
Customer time deposits	1,247,327	1,016,638
Brokered and internet time deposits	29,864	103,107
Total deposits	4,842,826	4,171,717
Borrowings	257,299	227,776
Operating lease liabilities	38,722	—
Accrued expenses and other liabilities	82,796	65,414
Total liabilities	5,221,643	4,464,907
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,865,636 and 30,724,532 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	30,866	30,725
Additional paid-in capital	425,644	424,146
Retained earnings	253,080	221,213
Accumulated other comprehensive income (loss), net	9,169	(4,227)
Total shareholders' equity	718,759	671,857
Total liabilities and shareholders' equity	$5,940,402	$5,136,764
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$66,276	$54,529	$126,724	$105,222
Interest on securities
Taxable	3,548	3,134	7,117	5,986
Tax-exempt	1,160	981	2,304	1,906
Other	735	399	1,507	777
Total interest income	71,719	59,043	137,652	113,891

Interest expense:
Deposits	13,488	5,898	25,343	10,969
Borrowings	1,208	1,628	2,270	2,976
Total interest expense	14,696	7,526	27,613	13,945
Net interest income	57,023	51,517	110,039	99,946
Provision for loan losses	881	1,063	2,272	1,380
Net interest income after provision for loan losses	56,142	50,454	107,767	98,566

Noninterest income:
Mortgage banking income	24,526	28,544	45,547	55,015
Service charges on deposit accounts	2,327	2,049	4,406	4,008
ATM and interchange fees	3,002	2,581	5,658	4,942
Investment services and trust income	1,287	1,180	2,582	2,386
Gain (loss) from securities, net	52	(42)	95	(89)
Gain (loss) on sales or write-downs of other real estate owned	277	23	238	(163)
(Loss) gain from other assets	(183)	(155)	8	(87)
Other income	1,691	1,583	3,484	3,026
Total noninterest income	32,979	35,763	62,018	69,038

Noninterest expenses:
Salaries, commissions and employee benefits	37,918	34,366	71,615	68,393
Occupancy and equipment expense	4,319	3,545	8,049	6,969
Legal and professional fees	1,694	1,965	3,419	4,008
Data processing	2,643	2,138	5,027	4,173
Merger costs	3,783	—	4,404	1,193
Amortization of core deposit and other intangibles	1,254	802	1,983	1,655
Regulatory fees and deposit insurance assessments	634	730	1,226	1,292
Software license and maintenance fees	622	603	1,094	1,260
Advertising	2,434	3,408	5,171	6,690
Other expense	8,818	8,801	17,232	16,876
Total noninterest expense	64,119	56,358	119,220	112,509

Income before income taxes	25,002	29,859	50,565	55,095
Income tax expense (Note 9)	6,314	7,794	12,289	13,276
Net income	$18,688	$22,065	$38,276	$41,819
Earnings per common share
Basic	$0.60	$0.72	$1.24	$1.36
Fully diluted	0.59	0.70	1.21	1.33
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,688	$22,065	$38,276	$41,819
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) in available-for-sale securities, net of taxes of $2,382, ($749), $5,134 and ($3,319)	6,725	(2,057)	14,503	(9,096)
Reclassification adjustment for (gain) loss on sale of securities included in net income, net of taxes of ($2), $0, $0 and $2	(3)	—	1	7
Net change in unrealized (loss) gain in hedging activities, net of taxes of ($201), $72, ($317) and $518	(564)	198	(895)	1,469
Reclassification adjustment for (gain) loss on hedging activities, net of taxes of ($42), $1, ($75) and $2	(119)	4	(213)	7
Total other comprehensive income (loss), net of tax	6,039	(1,855)	13,396	(7,613)
Comprehensive income	$24,727	$20,210	$51,672	$34,206
 See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at March 31, 2019	$30,853	$423,647	$236,947	$3,130	$694,577
Net income	—	—	18,688	—	18,688
Other comprehensive income, net of taxes	—	—	—	6,039	6,039
Stock based compensation expense	3	2,144	—	—	2,147
Restricted stock units vested and distributed, net of shares withheld	10	(147)	—	—	(137)
Dividends declared ($0.08 per share)	—	—	(2,555)	—	(2,555)
Balance at June 30, 2019	$30,866	$425,644	$253,080	$9,169	$718,759

Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857
Initial adoption of ASU 2016-02 (See Note 1)	—	—	(1,309)	—	(1,309)
Net income	—	—	38,276	—	38,276
Other comprehensive income, net of taxes	—	—	—	13,396	13,396
Stock based compensation expense	6	3,779	—	—	3,785
Restricted stock units vested and distributed, net of shares withheld	124	(2,634)	—	—	(2,510)
Shares issued under employee stock purchase program	11	353	—	—	364
Dividends declared ($0.16 per share)	—	—	(5,100)	—	(5,100)
Balance at June 30, 2019	$30,866	$425,644	$253,080	$9,169	$718,759

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at March 31, 2018	$30,672	$418,810	$167,094	$(5,501)	$611,075
Net income	—	—	22,065	—	22,065
Other comprehensive loss, net of taxes	—	—	—	(1,855)	(1,855)
Stock based compensation expense	2	1,859	—	—	1,861
Restricted stock units vested and distributed, net of shares withheld	9	(287)	—	—	(278)
Dividends declared ($0.06 per share)	—	—	(1,909)	—	(1,909)
Balance at June 30, 2018	$30,683	$420,382	$187,250	$(7,356)	$630,959

Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729
Initial adoption of ASU 2016-01 (See Note 1)	—	—	(109)	109	—
Net income	—	—	41,819	—	41,819
Other comprehensive loss, net of taxes	—	—	—	(7,613)	(7,613)
Stock based compensation expense	6	3,813	—	—	3,819
Restricted stock units vested and distributed, net of shares withheld	124	(2,679)	—	—	(2,555)
Shares issued under employee stock purchase program	17	652	—	—	669
Dividends declared ($0.06 per share)	—	—	(1,909)	—	(1,909)
Balance at June 30, 2018	$30,683	$420,382	$187,250	$(7,356)	$630,959
 See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$38,276	$41,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,450	2,238
Amortization of core deposit and other intangibles	1,983	1,655
Capitalization of mortgage servicing rights	(19,932)	(29,814)
Net change in fair value of mortgage servicing rights	13,221	(3,528)
Stock-based compensation expense	3,785	3,819
Provision for loan losses	2,272	1,380
Provision for mortgage loan repurchases	148	392
Accretion of yield on purchased loans	(3,928)	(3,615)
Accretion of discounts and amortization of premiums on securities, net	1,296	1,378
(Gain) loss from securities, net	(95)	89
Originations of loans held for sale	(2,240,059)	(3,287,255)
Repurchases of loans held for sale	(9,670)	(3,222)
Proceeds from sale of loans held for sale	2,269,654	3,441,316
Gain on sale and change in fair value of loans held for sale	(42,425)	(48,109)
Net (gain) loss or write-downs of other real estate owned	(238)	163
(Gain) loss on other assets	(8)	87
Impairment of goodwill	100	—
Provision for deferred income taxes	(4,451)	11,081
Changes in:
Other assets and interest receivable	(39,331)	(8,435)
Accrued expenses and other liabilities	13,803	(42,630)
Net cash (used in) provided by operating activities	(13,149)	78,809
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,758	221
Maturities, prepayments and calls	50,167	34,508
Purchases	(54,218)	(121,108)
Purchases of FHLB stock	(2,544)	(1,229)
Net increase in loans	(239,425)	(239,188)
Proceeds from sale of mortgage servicing rights	29,160	—
Purchases of premises and equipment	(1,011)	(6,597)
Proceeds from the sale of premises and equipment	290	—
Proceeds from the sale of other real estate owned	1,864	2,209
Net cash received in business combination (See Note 2)	171,032	—
Net cash used in investing activities	(42,927)	(331,184)
Cash flows from financing activities:
Net increase in demand deposits	71,898	203,688
Net increase in time deposits	10,334	41,780
Net increase in securities sold under agreements to repurchase and federal funds purchased	16,716	4,225
Net increase (decrease) in FHLB advances	3,235	(8,927)
Share based compensation witholding obligation	(2,510)	(2,555)
Net proceeds from sale of common stock	364	669
Dividends paid	(4,981)	(1,839)
Net cash provided by financing activities	95,056	237,041
Net change in cash and cash equivalents	38,980	(15,334)
Cash and cash equivalents at beginning of the period	125,356	119,751
Cash and cash equivalents at end of the period	$164,336	$104,417

Supplemental cash flow information:
Interest paid	$23,869	$13,269
Taxes paid	12,823	19,112
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,030	$1,014
Transfers from premises and equipment to other real estate owned	2,640	—
Loans provided for sales of other real estate owned	166	445
Transfers from loans to loans held for sale	116	5,504
Transfers from loans held for sale to loans	6,732	—
Derecognition of rebooked GNMA delinquent loans	—	43,035
Trade date payable - securities	1,089	—
Trade date receivable - securities	86	—
Dividends declared not paid on restricted stock units	119	70
Decrease to retained earnings for adoption of new accounting standards (See Note 1)	1,309	109
Right-of-use assets obtained in exchange for operating lease liabilities	38,249	—
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
(Amounts are in thousands)
Overview and presentation
FB Financial Corporation (the “Company”) is a bank holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"), with 65 full-service branches throughout Tennessee, north Alabama, and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no other subsequent events other than described below that occurred after June 30, 2019, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
On August 1, 2019, the Company completed its previously-announced sale of its correspondent mortgage delivery channel. The unrelated third party assumed substantially all of the assets and personnel related to the channel upon execution of the agreement. Along with the sale of the third party origination ("TPO") channel, which closed on June 7, 2019, this completes the mortgage restructuring.
On July 19, 2019, the Company declared a regular quarterly dividend of $0.08 per share to be paid on August 16, 2019 to shareholders of record as of August 1, 2019, totaling approximately $2,555.
Earnings per share
Basic earnings per common share ("EPS") excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Diluted EPS is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period, plus an incremental number of common-equivalent shares computed using the treasury stock method.

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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per common share calculation:
Net income	$18,688	$22,065	$38,276	$41,819
Dividends paid on and undistributed earnings allocated to participating securities	(100)	(117)	(205)	(223)
Earnings attributable to common shareholders	$18,588	$21,948	$38,071	$41,596
Weighted-average basic shares outstanding	30,859,596	30,678,732	30,823,341	30,646,189
Basic earnings per common share	$0.60	$0.72	$1.24	$1.36
Diluted earnings per common share:
Earnings attributable to common shareholders	18,588	21,948	38,071	41,596
Weighted-average basic shares outstanding	30,859,596	30,678,732	30,823,341	30,646,189
Weighted-average diluted shares contingently issuable	518,422	615,312	525,625	629,657
Weighted-average diluted shares outstanding	31,378,018	31,294,044	31,348,966	31,275,846
Diluted earnings per common share	$0.59	$0.70	$1.21	$1.33
Recently adopted accounting policies:
Except as set forth below, the Company did not adopt any new accounting policies that were not disclosed in the Company's 2018 audited consolidated financial statements included on Form 10-K.
Leases
The Company leases certain banking, mortgage and operations locations. Effective January 1, 2019, the Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, incentive liabilities, leasehold intangibles and any impairment of the right-of-use asset. In determining whether a contract contains a lease, management conducts an analysis at lease inception to ensure an asset was specifically identified and the Company has control of use of the asset. For contracts determined to be leases entered into after January 1, 2019, the Company performs additional analysis to determine whether the lease should be classified as a finance or operating lease. The Company considers a lease to be a finance lease if future minimum lease payments amount to greater than 90% of the asset's fair value or if the lease term is equal to or greater than 75% of the asset's estimated economic useful life. As of June 30, 2019, the Company did not have any leases that were determined to be finance leases. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year). Additionally, the Company has not recorded equipment leases or leases in which the Company is the lessor on the consolidated balance sheets as these are not material to the Company.
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
Operating leases are expensed on a straight-line basis over the life of the lease beginning when the lease commences. Rent expense and variable lease expense are included in occupancy and equipment expense on the Company's Consolidated statements of income. The Company's variable lease expense include rent escalators that are based on the Consumer Price Index or market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease.

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
On January 1, 2019, the Company adopted these updates and recognized a right of use asset ("ROU") and lease liability of $32,545 and $34,876, respectively, and recorded a cumulative effect adjustment to retained earnings of $1,309, net of deferred taxes of $461, in addition to adjustments to leasehold improvements of $1,022 and a reclassification from a previously-recognized lease intangible asset for $460. The difference between the asset and liability amounts represents lease incentive liabilities, deferred rent and a lease intangible asset that was reclassified to the ROU asset upon adoption. This adoption did not have a significant impact on the Company's consolidated statements of income and did not have an impact on the Company's cash flows. Disclosures required by the update are presented in Note 7, "Leases" in the notes to the consolidated financial statements.
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
ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019.  Management established a CECL implementation working group, which includes the appropriate members of management to evaluate the impact the adoption of this ASU will have on the Company's financial statements and disclosures and determine the most appropriate method of implementing the amendments in this ASU. The working group selected a software vendor and is working on validating the accuracy and completeness of data being used as inputs into the model based on the methodology selected for the Company's identified loan segments. During remainder of 2019, the Company is focused on refining modeling segments and assumptions in addition to finalizing and documenting internal controls and accounting and credit policy elections, building disclosures, and model validation. Parallel processing of our existing allowance for loan losses model with the CECL model will occur during the second half of 2019, depending on how model completion and validation progresses. The Company is currently evaluating the impact of this adoption on its financial statements and disclosures and currently expects to record a one-time adjustment to retained earnings to increase the allowance for loan losses, however the magnitude of this adjustment cannot currently be reasonably quantified. Management will disclose the impact on Form 10-K for the year ended December 31, 2019.
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
In April 2019, the FASB issued ASU No. 2019-04, "Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825): Codification Improvements"  The amendments related to Topic 326 address accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, vintage disclosures, and contractual extensions and renewal options and will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The improvements and clarifications related to Topic 815 address partial-term fair value hedges of interest-rate risk, amortization, and disclosure of fair value hedge basis adjustments and consideration of hedged contractually specified interest rate under the hypothetical method and will become effective for the annual reporting period beginning January 1, 2020.  The amendments related to Topic 825 contain various improvements to ASU 2016-01, including scope; held-to-maturity debt securities fair value disclosures; and remeasurement of equity securities at historical exchange rates and will become effective for fiscal years and interim periods beginning after December 15, 2019.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief."  These amendments provide targeted transition relief allowing entities to irrevocably elect the fair value option, on an instrument-by-instrument basis, for certain financial assets (excluding held-to-maturity debt securities) previously measured at amortized cost.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
Note (2)—Mergers and acquisitions:
Atlantic Capital Bank branch acquisition
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc. (collectively, “Atlantic Capital”) in a transaction valued at $36,790, further increasing market share in existing markets and expanding the Company's footprint to into new locations. Upon consummation, the Branches were merged with and into FirstBank, consolidating three of the purchased branches across the existing bank footprint. Under the terms of the agreement, the Bank assumed $588,877 in deposits at a premium of 6.25% and acquired $374,966 in loans at 99.32% of principal outstanding.
The acquisition of the Branches was accounted for in accordance with FASB ASC Topic 805 "Business Combinations." Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The Company is finalizing the fair value of acquired assets and liabilities assumed and as such, purchase accounting is not yet complete.
Goodwill of $31,396 recorded in connection with the transaction resulted primarily from the purchased deposit premium and has been assigned to the Banking segment.
The Company incurred $3,783 and $4,404 in merger expenses during the three and six months ended June 30, 2019, respectively, in connection with this transaction.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables present the preliminary fair values of assets acquired and liabilities assumed as of the April 5, 2019 acquisition date and an allocation of the consideration to net assets acquired:

As of April 5, 2019
As Recorded by FB Financial Corporation (1)
Assets
Cash and cash equivalents(1)	$207,822
Loans, net of fair value adjustments	374,966
Premises and equipment	9,650
Operating lease right-of-use assets	4,133
Core deposit intangible	10,760
Accrued interest and other assets	1,271
Total assets	$608,602
Liabilities
Deposits
Noninterest-bearing	$118,405
Interest-bearing checking	112,225
Money markey and savings	211,135
Customer time deposits	147,112
Total deposits	588,877
Customer repurchase agreements	9,572
Operating lease liabilities	4,133
Accrued expenses and other liabilities	626
Total liabilities	603,208
Total net assets acquired	$5,394
(1) Cash and cash equivalents were reduced in settlement by the deposit premium of $36,790 to reflect net cash received of $171,032.

Consideration:
Deposit premium	$36,790
Preliminary allocation of consideration:
Fair value of net assets acquired	$5,394
Goodwill (preliminary)	31,396
Total consideration	$36,790

The following table presents the fair value of acquired purchased credit impaired loans accounted for in accordance with FASB ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" from the Atlantic Capital branch acquisition as of the acquisition date:

April 5, 2019
Contractually-required principal and interest	$11,374
Nonaccretable difference	1,615
Best estimate of contractual cash flows expected to be collected	9,759
Accretable yield	1,167
Fair value	$8,592

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and six months ended June 30, 2018 and 2019 as though the merger had been completed as of January 1, 2018. The unaudited estimated pro forma information combines the historical results of the Branches with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2018 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net interest income	$57,023	$55,609	$113,610	$108,687
Total revenues	$90,002	$92,237	$176,413	$179,411
Net income	$18,688	$21,843	$37,191	$41,474
Due to the timing of the data conversion and the integration of operations of the Branches onto the Company's existing operations, historical reporting of the acquired Branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses from the acquired Branches since the acquisition date are not available.

Note (3)—Investment securities:
The amortized cost of securities and their fair values at June 30, 2019 and December 31, 2018 are shown below:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(4)	$996
Mortgage-backed securities - residential	516,458	4,786	(3,739)	517,505
Municipals, tax exempt	143,049	6,319	(63)	149,305
Treasury securities	7,405	4	—	7,409
Total	$667,912	$11,109	$(3,806)	$675,215

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities - residential	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
Total	$668,033	$2,756	$(15,091)	$655,698
As of June 30, 2019 and December 31, 2018, the Company had $3,242 and $3,107 in marketable equity securities recorded at fair value, respectively.
Securities pledged at June 30, 2019 and December 31, 2018 had carrying amounts of $293,876 and $326,215, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At June 30, 2019 and December 31, 2018, there were $1,089 and $2,120, respectively, in trade date payables and $86 and $0, respectively, in trade date receivables that related to purchases and sales settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2019 and December 31, 2018 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	June 30, 2019		December 31, 2018
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$6,436	$6,474	$15,883	$16,028
Due in one to five years	13,504	13,632	13,806	13,740
Due in five to ten years	15,948	16,404	18,539	18,387
Due in over ten years	115,566	121,200	99,151	98,963
	151,454	157,710	147,379	147,118
Mortgage-backed securities - residential	516,458	517,505	520,654	508,580
Total debt securities	$667,912	$675,215	$668,033	$655,698
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$—	$—	$1,758	$221
Proceeds from maturities, prepayments and calls	29,353	18,005	50,167	34,508
Gross realized gains	5	1	6	1
Gross realized losses	—	—	7	9
Additionally, net gains on the change in fair value of equity securities of $47 and $96 were recognized during the three and six months ended June 30, 2019, respectively. Net losses on the change in fair value of equity securities of $43 and $81 were recognized in the three and six months ended June 30, 2018, respectively.
The following tables show gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$996	$(4)	$996	$(4)
Mortgage-backed securities - residential	14,291	(30)	267,587	(3,709)	281,878	(3,739)
Municipals, tax exempt	1,057	(1)	7,407	(62)	8,464	(63)
Treasury securities	—	—	—	—	—	—
Total	$15,348	$(31)	$275,990	$(3,775)	$291,338	$(3,806)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$989	$(11)	$989	$(11)
Mortgage-backed securities - residential	60,347	(478)	335,769	(12,787)	396,116	(13,265)
Municipals, tax exempt	27,511	(366)	25,343	(1,306)	52,854	(1,672)
Treasury securities	—	—	7,242	(143)	7,242	(143)
Total	$87,858	$(844)	$369,343	$(14,247)	$457,201	$(15,091)
As of June 30, 2019 and December 31, 2018, the Company’s securities portfolio consisted of 346 and 360 securities, 69 and 174 of which were in an unrealized loss position, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The Company evaluates available-for-sale debt securities with unrealized losses for other-than-temporary impairment (OTTI) on a quarterly basis and recorded no OTTI for the three and six months ended June 30, 2019 and 2018. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Note (4)—Loans and allowance for loan losses:
Loans outstanding at June 30, 2019 and December 31, 2018, by major lending classification are as follows:

	June 30,	December 31,
	2019	2018
Commercial and industrial	$989,288	$867,083
Construction	525,954	556,051
Residential real estate:
1-to-4 family mortgage	688,984	555,815
Residential line of credit	218,006	190,480
Multi-family mortgage	82,945	75,457
Commercial real estate:
Owner occupied	602,723	493,524
Non-owner occupied	922,150	700,248
Consumer and other	259,466	228,853
Gross loans	4,289,516	3,667,511
Less: Allowance for loan losses	(30,138)	(28,932)
Net loans	$4,259,378	$3,638,579
As of June 30, 2019 and December 31, 2018, $573,213 and $618,976, respectively, of qualifying residential mortgage loans (including loans held for sale) and $474,237 and $608,735, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. As of June 30, 2019 and December 31, 2018, $1,423,565 and $1,336,092, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
As of June 30, 2019 and December 31, 2018, the carrying value of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality", were $67,450 and $68,999, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at the beginning of period	$(14,814)	$(16,955)	$(16,587)	$(17,682)
Additions through the branch acquisition of Atlantic Capital Bank	(1,167)	—	(1,167)	—
Principal reductions and other reclassifications from nonaccretable difference	30	(2,158)	250	(3,452)
Accretion	1,705	2,639	3,888	4,840
Changes in expected cash flows	(616)	(3,695)	(1,246)	(3,875)
Balance at end of period	$(14,862)	$(20,169)	$(14,862)	$(20,169)
Included in the ending balance of the accretable yield on PCI loans at June 30, 2019 and December 31, 2018, is a purchase accounting liquidity discount of $1,605 and $2,436, respectively. There is also a purchase accounting nonaccretable credit discount of $4,596 and $4,355 related to the PCI loan portfolio at June 30, 2019 and December 31,2018, respectively and an accretable credit and liquidity discount on non-PCI loans of $11,064 and $4,740 as of June 30, 2019 and $7,527 and $2,197, respectively, as of December 31, 2018.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income on PCI loans amounted to $1,705 and $3,888 during the three and six months ended June 30, 2019, respectively, and $2,639 and $4,840 during the three and six months ended June 30, 2018, respectively. This includes both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $2,097 and $3,928 for the three and six months ended June 30, 2019, respectively, and $1,928 and $3,615 for the three and six months ended June 30, 2018, respectively.
The following provides the allowance for loan losses by portfolio segment and the related investment in loans net of unearned interest for the three and six months ended June 30, 2019 and 2018:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2019
Beginning balance - March 31, 2019	$5,514	$9,758	$3,295	$731	$539	$3,098	$4,583	$2,296	$29,814
Provision for loan losses	(550)	(109)	(30)	106	78	409	(105)	1,082	881
Recoveries of loans previously charged-off	38	6	24	21	—	5	—	119	213
Loans charged off	(79)	—	(1)	(103)	—	—	—	(587)	(770)
Ending balance - June 30, 2019	$4,923	$9,655	$3,288	$755	$617	$3,512	$4,478	$2,910	$30,138
Six Months Ended June 30, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	(217)	(81)	(95)	33	51	288	329	1,964	2,272
Recoveries of loans previously charged-off	50	7	37	46	—	92	—	343	575
Loans charged off	(258)	—	(82)	(135)	—	—	—	(1,166)	(1,641)
Ending balance - June 30, 2019	$4,923	$9,655	$3,288	$755	$617	$3,512	$4,478	$2,910	$30,138

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2018
Beginning balance - March 31, 2018	$4,578	$7,866	$3,122	$1,165	$449	$3,014	$2,753	$1,459	$24,406
Provision for loan losses	39	310	218	(414)	(58)	168	519	281	1,063
Recoveries of loans previously charged-off	135	862	43	44	—	108	—	107	1,299
Loans charged off	(5)	(15)	(5)	—	—	—	—	(396)	(421)
Ending balance - June 30, 2018	$4,747	$9,023	$3,378	$795	$391	$3,290	$3,272	$1,451	$26,347
Six Months Ended June 30, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	241	789	188	(200)	(43)	(399)	404	400	1,380
Recoveries of loans previously charged-off	270	1,114	58	71	—	131	51	313	2,008
Loans charged off	(225)	(15)	(65)	(20)	—	—	—	(757)	(1,082)
Ending balance - June 30, 2018	$4,747	$9,023	$3,378	$795	$391	$3,290	$3,272	$1,451	$26,347

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$11	$—	$15	$—	$—	$38	$299	$338	$701
Collectively evaluated for impairment	4,802	9,608	3,202	755	617	3,458	3,873	1,777	28,092
Acquired with deteriorated credit quality	110	47	71	—	—	16	306	795	1,345
Ending balance - June 30, 2019	$4,923	$9,655	$3,288	$755	$617	$3,512	$4,478	$2,910	$30,138

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$3	$—	$7	$—	$—	$53	$205	$—	$268
Collectively evaluated for impairment	5,247	9,677	3,205	811	566	3,066	3,628	1,583	27,783
Acquired with deteriorated credit quality	98	52	216	—	—	13	316	186	881
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

The following tables provides the amount of loans by loan category broken between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$3,914	$1,216	$853	$609	$—	$1,980	$6,539	$567	$15,678
Collectively evaluated for impairment	983,542	520,062	665,730	217,323	82,945	594,120	902,221	240,445	4,206,388
Acquired with deteriorated credit quality	1,832	4,676	22,401	74	—	6,623	13,390	18,454	67,450
Ending balance - June 30, 2019	$989,288	$525,954	$688,984	$218,006	$82,945	$602,723	$922,150	$259,466	$4,289,516

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables show credit quality indicators by portfolio class at June 30, 2019 and December 31, 2018:

June 30, 2019	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$919,900	$57,599	$9,957	$987,456
Construction	512,525	7,426	1,327	521,278
Residential real estate:
1-to-4 family mortgage	646,636	7,341	12,606	666,583
Residential line of credit	213,362	1,864	2,706	217,932
Multi-family mortgage	82,876	69	—	82,945
Commercial real estate:
Owner occupied	559,544	23,251	13,305	596,100
Non-owner occupied	890,293	11,418	7,049	908,760
Consumer and other	236,005	2,656	2,351	241,012
Total loans, excluding purchased credit impaired loans	$4,061,141	$111,624	$49,301	$4,222,066
Purchased credit impaired loans
Commercial and industrial	$—	$1,101	$731	$1,832
Construction	—	3,747	929	4,676
Residential real estate:
1-to-4 family mortgage	—	17,365	5,036	22,401
Residential line of credit	—	—	74	74
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,613	2,010	6,623
Non-owner occupied	—	5,520	7,870	13,390
Consumer and other	—	15,577	2,877	18,454
Total purchased credit impaired loans	$—	$47,923	$19,527	$67,450
Total loans	$4,061,141	$159,547	$68,828	$4,289,516

December 31, 2018	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512
Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511

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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. As such, PCI loans are excluded from past due disclosures presented below. The accrual and/or accretion of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2019 or December 31, 2018 as the present value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. PCI contractually past due 30-89 days amounted to $5,541 and $3,605 as of June 30, 2019 and December 31, 2018, respectively, and an additional $1,178 and $4,076 were contractually past due 90 days or more as of June 30, 2019 and December 31, 2018, respectively.
The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at June 30, 2019 and December 31, 2018:

June 30, 2019	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Purchased Credit Impaired loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$2,421	$122	$366	$1,832	$984,547	$989,288
Construction	—	18	266	4,676	520,994	525,954
Residential real estate:
1-to-4 family mortgage	4,188	891	5,927	22,401	655,577	688,984
Residential line of credit	1,106	552	790	74	215,484	218,006
Multi-family mortgage	—	—	—	—	82,945	82,945
Commercial real estate:
Owner occupied	990	—	1,376	6,623	593,734	602,723
Non-owner occupied	518	57	6,663	13,390	901,522	922,150
Consumer and other	1,972	460	747	18,454	237,833	259,466
Total	$11,195	$2,100	$16,135	$67,450	$4,192,636	$4,289,516

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Purchased Credit Impaired loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$999	$65	$438	$1,448	$864,133	$867,083
Construction	109	—	283	5,755	549,904	556,051
Residential real estate:
1-to-4 family mortgage	4,919	737	2,704	19,377	528,078	555,815
Residential line of credit	726	957	804	—	187,993	190,480
Multi-family mortgage	—	—	—	—	75,457	75,457
Commercial real estate:
Owner occupied	407	197	2,423	6,016	484,481	493,524
Non-owner occupied	61	77	6,885	16,266	676,959	700,248
Consumer and other	1,987	1,008	148	20,137	205,573	228,853
Total	$9,208	$3,041	$13,685	$68,999	$3,572,578	$3,667,511

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at June 30, 2019 and December 31, 2018, segregated by class, were as follows:

June 30, 2019	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$3,136	$3,136	$11
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	266	324	15
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	185	218	38
Non-owner occupied	5,490	5,524	299
Consumer and other	499	499	338
Total	$9,576	$9,701	$701
With no related allowance recorded
Commercial and industrial	$778	$935	$—
Construction	1,216	1,263	—
Residential real estate:
1-to-4 family mortgage	587	899	—
Residential line of credit	609	628	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,795	2,567	—
Non-owner occupied	1,049	1,781	—
Consumer and other	68	68	—
Total	$6,102	$8,141	$—
Total impaired loans	$15,678	$17,842	$701

December 31, 2018	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$618	$732	$3
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	145	145	7
Residential line of credit	—	—	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	560	641	53
Non-owner occupied	5,686	5,686	205
Consumer and other	—	—	—
Total	$7,009	$7,204	$268
With no related allowance recorded:
Commercial and industrial	$1,229	$1,281	$—
Construction	1,221	1,262	—
Residential real estate:
1-to-4 family mortgage	842	1,151	—
Residential line of credit	245	249	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,048	2,780	—
Non-owner occupied	1,049	1,781	—
Consumer and other	73	73	—
Total	$6,707	$8,577	$—
Total impaired loans	$13,716	$15,781	$268

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three and six months ended June 30, 2019 and 2018 on impaired loans, segregated by class, were as follows:

	Three Months Ended		Six Months Ended
June 30, 2019	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$3,161	$67	$1,877	$105
Construction	—	—	—	—
Residential real estate:
1-to-4 family mortgage	336	9	206	11
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	187	4	373	6
Non-owner occupied	5,570	34	5,588	34
Consumer and other	250	19	250	19
Total	$9,504	$133	$8,294	$175
With no related allowance recorded:
Commercial and industrial	$819	$11	$1,004	$25
Construction	1,218	4	1,219	52
Residential real estate:
1-to-4 family mortgage	528	18	715	26
Residential line of credit	607	—	427	2
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	1,830	34	1,922	62
Non-owner occupied	1,049	—	1,049	—
Consumer and other	70	1	71	3
Total	$6,121	$68	$6,407	$170
Total impaired loans	$15,625	$201	$14,701	$345
June 30, 2018
With a related allowance recorded:
Commercial and industrial	$103	$2	$103	$3
Construction	—	—	—	—
Residential real estate:
1-to-4 family mortgage	189	2	191	4
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	670	21	799	27
Non-owner occupied	71	—	72	2
Consumer and other	—	—	—	—
Total	$1,033	$25	$1,165	$36
With no related allowance recorded:
Commercial and industrial	$1,683	$43	$1,780	$59
Construction	1,283	6	1,285	36
Residential real estate:
1-to-4 family mortgage	1,309	31	1,192	44
Residential line of credit	—	—	—	—
Multi-family mortgage	958	12	965	24
Commercial real estate:
Owner occupied	1,539	28	1,594	60
Non-owner occupied	1,310	—	1,313	7
Consumer and other	28	1	26	1
Total	$8,110	$121	$8,155	$231
Total impaired loans	$9,143	$146	$9,320	$267

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of June 30, 2019 and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $8,714 and $6,794, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $50 and $63 of specific reserves for those loans at June 30, 2019 and December 31, 2018, respectively. There were no commitments to lend any additional amounts to these customers for either period end. Of these loans, $2,448 and $2,703 were classified as non-accrual loans as of June 30, 2019 and December 31, 2018, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated. There were no new TDRs added during the three months ended June 30, 2019.

Six Months Ended June 30, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$3,188	$3,188	$—
Total	2	$3,188	$3,188	$—

Three Months Ended June 30, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Total	2	$887	$887	$—

Six Months Ended June 30, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Residential real estate:
1-4 family mortgage	1	249	249	—
Consumer and other	1	5	5	—
Total	4	$1,141	$1,141	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three and six months ended June 30, 2019 and 2018 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (5)—Other real estate owned:
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$12,828	$15,334	$12,643	$16,442
Transfers from loans	924	384	2,030	1,014
Transfers from premises and equipment	2,640	—	2,640	—
Properties sold	(1,148)	(777)	(1,864)	(2,209)
Gain on sale of other real estate owned	329	51	322	8
Loans provided for sales of other real estate owned	—	(325)	(166)	(445)
Write-downs and partial liquidations	(52)	(28)	(84)	(171)
Balance at end of period	$15,521	$14,639	$15,521	$14,639
Foreclosed residential real estate properties included in the table above totaled $2,895 and $2,101 as of June 30, 2019 and December 31, 2018, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $0 and $478 at June 30, 2019 and December 31, 2018, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $7,691 as of June 30, 2019, including $891 acquired in the Atlantic Capital branch acquisition, and $5,381 as of December 31, 2018, respectively.
Note (6)—Goodwill and intangible assets:
The following table summarizes changes in goodwill during the six months ended June 30, 2019. There was no such activity during the six months ended June 30, 2018.

Goodwill
Balance at December 31, 2018	$137,190
Addition from acquisition of Atlantic Capital branches (see Note 2)	31,396
Impairment due to sale of TPO mortgage delivery channel	(100)
Balance at June 30, 2019	$168,486
Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and is written down to its implied fair value. Subsequent increases in goodwill values are not recognized in the financial statements. Goodwill impairment of $100 for the six months ended June 30, 2019 is related to the goodwill assigned to the third party origination channel in the Mortgage segment, which was sold during the second quarter of 2019. There were no additions or impairment recorded during the six months ended June 30, 2018.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The change in core deposit and other intangibles during the three and six months ended June 30, 2019 and 2018 is as follows:

	Core deposit and other intangibles
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning Balance	$10,439	$14,027	$11,628	$14,902
Addition of core deposit intangible from acquisition of Atlantic Capital branches (see Note 2)	10,760	—	10,760	—
Reclassification of leasehold intangible(1)	—	—	(460)	—
Less: amortization expense(2)	(1,254)	(824)	(1,983)	(1,699)
Ending Balance	$19,945	$13,203	$19,945	$13,203
(1) The Company adopted ASU 2016-02 "Leases" (Topic 842) on January 1, 2019 and reclassified $460 of leasehold intangibles to Operating lease right-of-use asset.
(2) The three and six months ended June 30, 2018 includes $22 and $44, respectively, of amortization expense related to leasehold intangibles included in occupancy and equipment expense.

During the second quarter of 2019, the Company recorded $10,760 of core deposit intangibles resulting from the Atlantic Capital branch acquisition, which is being amortized over a weighted average life of approximately 6 years.
The estimated aggregate future amortization expense of the core deposit and other intangibles is as follows:

Remainder of 2019	$2,356
December 31, 2020	4,262
December 31, 2021	3,663
December 31, 2022	2,973
December 31, 2023	2,247
Thereafter	4,444
$19,945

Note (7)—Leases:
On January 1, 2019, the Company adopted ASU 2016-02 "Leases" (Topic 842) and all subsequent updates that modified topic 842. For the Company, the adoption primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Substantially all the leases for which the Company is the lessee are comprised of real estate for branches, mortgage, and operations locations. As of June 30, 2019, the Company had 43 operating leases with terms greater than one year to 37 years. Leases with initial terms of less than one year are not recorded on the balance sheet. The Company elected not to include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are not material.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Information related to the Company's operating leases is presented below:

June 30,
2019
Right-of-use assets	$35,872
Lease liabilities	38,722
Weighted average remaining lease term (in years)	15.63
Weighted average discount rate	3.42%
The components of lease expense included in Occupancy and equipment expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$1,421	$2,533
Short-term lease cost	260	484
Variable lease cost	99	199
Total lease cost	$1,780	$3,216
As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
Lease expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $1,239 and $2,491, respectively.
A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

June 30,
2019
Lease payments due on or before:
June 30, 2020	$5,703
June 30, 2021	5,465
June 30, 2022	4,854
June 30, 2023	4,082
June 30, 2024	3,728
Thereafter	26,433
Total undiscounted cash flows	50,265
Discount on cash flows	(11,543)
Total lease liability	$38,722

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (8)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Carrying value at beginning of period	$64,031	$93,160	$88,829	$76,107
Capitalization	11,212	16,304	19,932	29,814
Sales	—	—	(29,160)	—
Change in fair value:
Due to pay-offs/pay-downs	(3,305)	(2,207)	(5,100)	(5,267)
Due to change in valuation inputs or assumptions	(5,558)	2,192	(8,121)	8,795
Carrying value at period end	$66,380	$109,449	$66,380	$109,449

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Servicing income:
Servicing income	$4,052	$5,604	$8,803	$10,397
Change in fair value of mortgage servicing rights	(8,863)	(15)	(13,221)	3,528
Change in fair value of derivative hedging instruments	5,063	(1,763)	7,540	(7,019)
Servicing income	252	3,826	3,122	6,906
Servicing expenses	1,485	2,078	3,229	3,873
Net servicing (loss) income	$(1,233)	$1,748	$(107)	$3,033
Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Unpaid principal balance	$5,850,557	$6,755,114
Weighted-average prepayment speed (CPR)	11.37%	8.58%
Estimated impact on fair value of a 10% increase	$(2,881)	$(2,072)
Estimated impact on fair value of a 20% increase	$(5,546)	$(4,006)
Discount rate	9.24%	10.45%
Estimated impact on fair value of a 100 bp increase	$(2,656)	$(2,505)
Estimated impact on fair value of a 200 bp increase	$(5,102)	$(4,807)
Weighted-average coupon interest rate	4.40%	4.21%
Weighted-average servicing fee (basis points)	29	30
Weighted-average remaining maturity (in months)	318	325
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 11, "Derivatives" for additional information on these hedging instruments.
From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, occasionally the Company continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the six months ended June 30, 2019, the Company sold $29,160 of mortgage servicing rights on $2,034,374 of serviced mortgage loans. No material gain or loss was recognized in connection with this transaction. As of June 30, 2019, there were no loans being serviced that related to the bulk sale of mortgage servicing rights. There were no

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

sales of mortgage servicing rights during the six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, mortgage escrow deposits totaled to $68,293 and $53,468, respectively.
Note (9)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended June 30,
	2019	2018
Current	$6,546	$2,195
Deferred	(232)	5,599
Total	$6,314	$7,794

	Six Months Ended June 30,
	2019	2018
Current	$16,740	$2,195
Deferred	(4,451)	11,081
Total	$12,289	$13,276
Federal income tax expense differs from the statutory federal rate of 21% for the three and six months ended June 30, 2019 and 2018 due to the following:

	Three Months Ended June 30,
	2019		2018
Federal taxes calculated at statutory rate	$5,251	21.0%	$6,270	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,205	4.8%	1,543	5.2%
Benefit of equity based compensation	(1)	0.0%	(15)	(0.1)%
Municipal interest income, net of interest disallowance	(223)	(0.9)%	(207)	(0.7)%
Bank owned life insurance	(15)	—%	(13)	(0.1)%
Stock offering costs	—	0.0%	141	0.5%
Other	97	0.4%	75	0.3%
Income tax expense, as reported	$6,314	25.3%	$7,794	26.1%

	Six Months Ended June 30,
	2019		2018
Federal taxes calculated at statutory rate	$10,619	21.0%	$11,570	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	2,343	4.6%	2,686	4.9%
Benefit of equity based compensation	(393)	(0.8)%	(751)	(1.5)%
Municipal interest income, net of interest disallowance	(439)	(0.9)%	(408)	(0.7)%
Bank owned life insurance	(27)	—%	(25)	—%
Stock offering costs	—	—%	141	0.3%
Other	186	0.4%	63	0.1%
Income tax expense, as reported	$12,289	24.3%	$13,276	24.1%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

 The components of the net deferred tax liability at June 30, 2019 and December 31, 2018, are as follows:

	June 30,	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$7,853	$7,539
Operating lease liability	10,090	—
Amortization of core deposit intangible	1,197	1,012
Deferred compensation	4,851	5,878
Unrealized loss on available-for-sale debt securities	100	3,299
Other	2,011	1,998
Subtotal	26,102	19,726
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Operating lease - right of use asset	(9,806)	—
Depreciation	(4,615)	(4,812)
Cash flow hedges	(2,252)	(736)
Mortgage servicing rights	(17,296)	(23,146)
Other	(8,474)	(7,145)
Subtotal	(42,993)	(36,389)
Net deferred tax liability	$(16,891)	$(16,663)

Tax periods for all fiscal years after 2014 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

Note (10)—Commitments and contingencies:
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

	June 30,	December 31,
	2019	2018
Commitments to extend credit, excluding interest rate lock commitments	$1,191,641	$1,032,390
Letters of credit	17,525	19,024
Balance at end of period	$1,209,166	$1,051,414
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $2,117 and $3,510 for the three and six months ended June 30, 2019, respectively, and $1,543 and $2,662 for the three and six months ended June 30, 2018, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table summarizes the activity in the repurchase reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,332	$3,514	$3,273	$3,386
Provision for loan repurchases or indemnifications	89	206	148	392
Recoveries on previous losses	(14)	(74)	(14)	(132)
Balance at end of period	$3,407	$3,646	$3,407	$3,646

Note (11)—Derivatives:
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
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. These contracts had a negative fair value of $491 at June 30, 2019 and a positive fair value of $721 at December 31, 2018.
In July of 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings obtained in conjunction with the Clayton Banks acquisition. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of June 30, 2019 and December 31, 2018, there was $1,223 and $1,436, respectively, remaining in the other comprehensive income to be accreted.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At June 30, 2019 and December 31, 2018, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $26,832 and $13,904, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	June 30, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$388,118	$14,714	$14,714
Forward commitments	704,588	—	4,216
Interest rate-lock commitments	608,730	9,041	—
Futures contracts	189,000	619	—
Option contracts	12,500	33	—
Total	$1,902,936	$24,407	$18,930

	December 31, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$295,333	$6,679	$6,679
Forward commitments	474,208	—	4,958
Interest rate-lock commitments	318,706	6,241	—
Futures contracts	166,000	649	—
Options contracts	3,800	26	—
Total	$1,258,047	$13,595	$11,637

	June 30, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$491

	December 31, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$721	$—
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$1,875	$(684)	$3,755	$2,727
Forward commitments	(5,264)	635	(9,668)	5,953
Futures contracts	4,107	(1,369)	5,978	(3,816)
Option contracts	31	(38)	44	5
Total	$749	$(1,456)	$109	$4,869

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Designated as hedging:
Amount of gain (loss) reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of ($42), $1, ($75), and $2	$119	$(4)	$213	$(7)
Gain included in interest expense on borrowings	39	16	94	44
Total	$158	$12	$307	$37
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Designated as hedging:
Amount of (loss) gain recognized in other comprehensive income, net of tax	$(564)	$198	$(895)	$1,469
Note (12)—Fair value of financial instruments:
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
Impaired loans-Loans considered impaired under FASB ASC 310, "Receivables", are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value adjustments for impaired loans are recorded on a non-recurring basis as either partial write downs based on observable market prices or current appraisal of the collateral. Impaired loans are classified as Level 3.
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	Fair Value
June 30, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$164,336	$164,336	$—	$—	$164,336
Investment securities	678,457	—	678,457	—	678,457
Loans, net	4,259,378	—	—	4,241,259	4,241,259
Loans held for sale	294,699	—	294,699	—	294,699
Interest receivable	17,952	—	3,315	14,637	17,952
Mortgage servicing rights	66,380	—	—	66,380	66,380
Derivatives	24,407	—	24,407	—	24,407
Financial liabilities:
Deposits:
Without stated maturities	$3,565,635	$3,565,635	$—	$—	$3,565,635
With stated maturities	1,277,191	—	1,283,608	—	1,283,608
Securities sold under agreement to repurchase and federal funds sold	41,369	41,369	—	—	41,369
Federal Home Loan Bank advances	185,000	—	185,019	—	185,019
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	8,759	402	8,357	—	8,759
Derivatives	19,421	—	19,421	—	19,421

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$125,356	$125,356	$—	$—	$125,356
Investment securities	658,805	—	658,805	—	658,805
Loans, net	3,638,579	—	—	3,630,500	3,630,500
Loans held for sale	278,815	—	278,815	—	278,815
Interest receivable	14,503	—	2,848	11,655	14,503
Mortgage servicing rights	88,829	—	—	88,829	88,829
Derivatives	14,316	—	14,316	—	14,316
Financial liabilities:
Deposits:
Without stated maturities	$3,051,972	$3,051,972	$—	$—	$3,051,972
With stated maturities	1,119,745	—	1,122,076	—	1,122,076
Securities sold under agreement to repurchase and federal funds sold	15,081	15,081	—	—	15,081
Federal Home Loan Bank advances	181,765	—	181,864	—	181,864
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	5,015	530	4,485	—	5,015
Derivatives	11,637	—	11,637	—	11,637
The balances and levels of the assets measured at fair value on a recurring basis at June 30, 2019 are presented in the following table:

June 30, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$996	$—	$996
Mortgage-backed securities	—	517,505	—	517,505
Municipals, tax-exempt	—	149,305	—	149,305
Treasury securities	—	7,409	—	7,409
Equity securities	—	3,242	—	3,242
Total	$—	$678,457	$—	$678,457
Loans held for sale	$—	$294,699	$—	$294,699
Mortgage servicing rights	—	—	66,380	66,380
Derivatives	—	24,407	—	24,407
Financial Liabilities:
Derivatives	—	19,421	—	19,421

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at June 30, 2019 are presented in the following table:

At June 30, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$4,613	$4,613
Impaired loans(1):
Commercial and industrial	$—	$—	$3,528	$3,528
Residential real estate:
1-4 family mortgage	—	—	317	317
Commercial real estate:
Owner occupied	—	—	80	80
Consumer and other	—	—	499	499
Total	$—	$—	$4,424	$4,424
(1) Includes both impaired non-purchased loans and collateral-dependent PCI loans.
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2018 are presented in the following table:

At December 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$989	$—	$989
Mortgage-backed securities	—	508,580	—	508,580
Municipals, tax-exempt	—	138,887	—	138,887
Treasury securities	—	7,242	—	7,242
Equity securities	—	3,107	—	3,107
Total	$—	$658,805	$—	$658,805
Loans held for sale	$—	$278,815	$—	$278,815
Mortgage servicing rights	—	—	88,829	88,829
Derivatives	—	14,316	—	14,316
Financial Liabilities:
Derivatives	—	11,637	—	11,637

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
The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the six months ended June 30, 2019 and 2018. There was no activity during the three months ended June 30, 2019 and 2018.

	Available-for-sale securities
	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$—	$3,604
Reclassification of equity securities without a readily determinable fair value to other assets	—	(3,604)
Balance at end of period	$—	$—
The following table presents information as of June 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans(1)	$4,424	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$4,613	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
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
Net gains of $2,169 and $962 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three and six months months ended June 30, 2019, respectively, compared to $2,076 and $4,197 during the three and six months ended June 30, 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. There were $39,897 and $67,362 of delinquent GNMA loans that had previously been sold at June 30, 2019 and December 31, 2018, respectively. The Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company did not record any rebooked GNMA loans on the balance sheet as of June 30, 2019 or December 31, 2018.
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
The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$294,699	$283,226	$11,473
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2018
Mortgage loans held for sale measured at fair value	$278,418	$267,907	$10,511
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	397	397	—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (13)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer (“CEO”), the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through the Mortgage segment utilizing mortgage offices outside of the geographic footprint of the Banking operations. Additionally, the Mortgage segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The residential mortgage products and services originated in our Banking footprint and related revenues and expenses are included in our Banking segment. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
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
During the the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination ("TPO") channel and completed the sale of its correspondent channel on August 1, 2019. The mortgage segment incurred $829 and $1,883 in restructuring and miscellaneous charges during the three and six months ended June 30, 2019 related to these sales.
The following tables provide segment financial information for the three and six months ended June 30, 2019 and 2018 as follows:

Three Months Ended June 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$56,979	$44	$57,023
Provision for loan loss	881	—	881
Mortgage banking income	5,451	22,875	28,326
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,800)	(3,800)
Other noninterest income	8,453	—	8,453
Depreciation and amortization	1,134	144	1,278
Amortization of intangibles	1,254	—	1,254
Other noninterest mortgage banking expense	4,172	17,691	21,863
Other noninterest expense(2)	38,895	829	39,724
Income before income taxes	$24,547	$455	$25,002
Income tax expense			6,314
Net income			18,688
Total assets	$5,552,893	$387,509	$5,940,402
Goodwill(3)	168,486	—	168,486

(1)	Included in mortgage banking income.

(2)	Included $3,783 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $829 in the Mortgage segment related to mortgage business restructuring charges.

(3)	Recognized $100 of impairment of goodwill related to the sale of the third party origination channel in the Mortgage segment. See Note 6. Goodwill and intangible assets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Three Months Ended June 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$51,669	$(152)	$51,517
Provision for loan loss	1,063	—	1,063
Mortgage banking income	6,894	23,428	30,322
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(1,778)	(1,778)
Other noninterest income	7,219	—	7,219
Depreciation and amortization	990	142	1,132
Amortization of intangibles	802	—	802
Other noninterest mortgage banking expense	5,649	19,440	25,089
Other noninterest expense(2)	29,335	—	29,335
Income before income taxes	$27,943	$1,916	$29,859
Income tax expense			7,794
Net income			22,065
Total assets	$4,443,469	$479,780	$4,923,249
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $671 in offering costs in the Banking segment related to the follow-on secondary offering.

Six Months Ended June 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$109,972	$67	$110,039
Provision for loan loss	2,272	—	2,272
Mortgage banking income	9,837	41,391	51,228
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(5,681)	(5,681)
Other noninterest income	16,471	—	16,471
Depreciation and amortization	2,176	274	2,450
Amortization of intangibles	1,983	—	1,983
Other noninterest mortgage banking expense	7,003	35,047	42,050
Other noninterest expense(2)	70,854	1,883	72,737
Income before income taxes	$51,992	$(1,427)	$50,565
Income tax expense			12,289
Net income			38,276
Total assets	$5,552,893	$387,509	$5,940,402
Goodwill(3)	168,486	—	168,486

(1)	Included in mortgage banking income.

(2)	Included $4,404 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $1,883 in the Mortgage segment related to mortgage business restructuring charges.

(3)	Recognized $100 of impairment of goodwill related to the sale of the third party origination channel in the Mortgage segment. See Note 6. Goodwill and intangible assets.

Six Months Ended June 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$100,440	$(494)	$99,946
Provision for loan loss	1,380	—	1,380
Mortgage banking income	13,002	45,504	58,506
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,491)	(3,491)
Other noninterest income	14,023	—	14,023
Depreciation and amortization	1,968	270	2,238
Amortization of intangibles	1,655	—	1,655
Other noninterest mortgage banking expense	10,746	38,222	48,968
Other noninterest expense(2)	59,648	—	59,648
Income before income taxes	$52,068	$3,027	$55,095
Income tax expense			13,276
Net income			41,819
Total assets	$4,443,469	$479,780	$4,923,249
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $1,193 in merger costs related to the acquisition of the Clayton Banks and $671 in offering costs in the Banking segment related to the follow-on secondary offering.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which eliminated in consolidation, had a prime interest rate of 5.50% and 5.00% as of June 30, 2019 and 2018, respectively, and further limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $3,290 and $4,517 for the three months ended June 30, 2019 and 2018, respectively, and $5,848 and $9,025 for the six months ended June 30, 2019 and 2018, respectively.
Note (14)—Minimum capital requirements:
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2019 and December 31, 2018, the Bank and Company met all capital adequacy requirements to which they are subject.
Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of June 30, 2019 and December 31, 2018, the buffer was 2.50% and 1.88%, respectively. The capital conservative buffer was fully phased in on January 1, 2019.
Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital (to risk-weighted assets)
FB Financial Corporation	$588,932	11.6%	$406,160	8.0%	$533,085	10.5%	N/A	N/A
FirstBank	573,107	11.3%	405,739	8.0%	532,533	10.5%	$507,174	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$558,794	11.0%	$304,797	6.0%	$431,795	8.5%	N/A	N/A
FirstBank	542,969	10.7%	304,469	6.0%	431,331	8.5%	$405,958	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$558,794	10.0%	$223,518	4.0%	N/A	N/A	N/A	N/A
FirstBank	542,969	9.7%	223,444	4.0%	N/A	N/A	$279,305	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$528,794	10.4%	$228,805	4.5%	$355,919	7.0%	N/A	N/A
FirstBank	542,969	10.7%	228,351	4.5%	355,213	7.0%	$329,841	6.5%

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

Note (15)—Stock-Based Compensation
The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed above, outstanding at June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,140,215	$21.96	1,214,325	$19.97
Grants	165,761	34.03	110,466	40.02
Released and distributed (vested)	(195,755)	25.62	(181,903)	22.09
Forfeited/expired	(9,581)	24.72	(7,060)	21.81
Balance at end of period	1,100,640	$25.53	1,135,828	$21.59

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units, was $482 and $5,015 for the three and six months ended June 30, 2019, respectively, and $404 and $4,018 for the three and six months ended June 30, 2018, respectively.
The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units, was $2,147 and $3,785 for the three and six months ended June 30, 2019, respectively, and $1,861 and $3,819 for the three and six months ended June 30, 2018, respectively. This included $179 and $351 paid to Company independent directors during the three and six months ended June 30, 2019, respectively, and $182 and $359 for the three and six months ended June 30, 2018, respectively, related to independent director grants and compensation elected to be settled in stock. The six months ended June 30, 2018 also includes a one-time expense of $249 related to the modification of vesting terms of certain grants.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of June 30, 2019 and 2018, there were $14,433 and $14,061, respectively, of total unrecognized compensation cost related to nonvested stock-settled EBI Units and restricted stock units (excluding cash-settled EBI units discussed above) which is expected to be recognized over a weighted-average period of 2.33 years and 2.78 years, respectively. At June 30, 2019 and December 31, 2018, there were $345 and $226, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
Employee Stock Purchase Plan:
In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). There were zero shares issued under the ESPP during the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018, there were 10,613 shares and 16,537 shares of common stock issued under the ESPP, respectively. As of June 30, 2019 and 2018, there were 2,421,743 and 2,444,428 shares available for issuance under the ESPP, respectively.
Note (16)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2019	$32,264
New loans and advances	1,566
Change in related party status	(9,687)
Repayments	(589)
Loans outstanding at June 30, 2019	$23,554

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $22,263 and $15,000 at June 30, 2019 and December 31, 2018, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $275,622 and $287,156 as of June 30, 2019 and December 31, 2018, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $102 and $116 in unamortized leasehold improvements related to these leases at June 30, 2019 and December 31, 2018, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $124 and $253 for the three and six months ended June 30, 2019 respectively, and $111 and $259 for the three and six months ended June 30, 2018, respectively.
(D) Aviation time sharing agreement:
Effective May 24, 2016, the Company entered an aviation time sharing agreement with an entity owned by certain directors of the Company. This replaces the previous agreement dated December 21, 2012. During the three and six months ended June 30, 2019 the Company made payments of $70 and $97, respectively, and $53 and $125 during the three and six months ended June 30, 2018, respectively, under these agreements.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the three and six months ended June 30, 2018, the Company paid $0.7 million under this agreement. No such expenses were incurred for the three and six months ended June 30, 2019.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at June 30, 2019 and December 31, 2018 and our results of operations for the three and six months ended June 30, 2019 and 2018, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (the "SEC") on March 12, 2019 (our "Annual Report") and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (this "Report").
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
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At June 30, 2019, our footprint included 65 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville, Alabama and 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations from mortgage offices within our banking footprint, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, Federal Home Loan Bank (“FHLB”) advances, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate from our mortgage offices outside our Banking footprint and mortgage servicing revenues.
On April 1, 2019, the Company announced its intention to exit its wholesale mortgage operations, comprising the third party origination ("TPO") and correspondent mortgage delivery channels (collectively referred to as "mortgage restructuring"). The exit of the two wholesale channels better aligns the Mortgage segment with our strategic plan and long-term vision for the Company. The exit also allows additional focus on our retail and Consumer Direct origination channels. The sale of TPO channel was completed on June 7, 2019 and subsequent to the end of the second quarter, the sale of correspondent channel was completed on August 1, 2019. In connection with the mortgage restructuring, the Company incurred certain related and miscellaneous expenses of $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively.

Selected historical consolidated financial data
The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018	2018
Statement of Income Data
Total interest income	$71,719	$59,043	$137,652	$113,891	$239,571
Total interest expense	14,696	7,526	27,613	13,945	35,503
Net interest income	57,023	51,517	110,039	99,946	204,068
Provision for loan losses	881	1,063	2,272	1,380	5,398
Total noninterest income	32,979	35,763	62,018	69,038	130,642
Total noninterest expense	64,119	56,358	119,220	112,509	223,458
Net income before income taxes	25,002	29,859	50,565	55,095	105,854
Income tax expense	6,314	7,794	12,289	13,276	25,618
Net income	$18,688	$22,065	$38,276	$41,819	$80,236
Net interest income (tax—equivalent basis)	$57,488	$51,909	$110,949	$100,708	$205,668
Per Common Share
Basic net income	$0.60	$0.72	$1.24	$1.36	$2.60
Diluted net income	0.59	0.70	1.21	1.33	2.55
Book value(1)	23.29	20.56	23.29	20.56	21.87
Tangible book value(4)	17.18	15.66	17.18	15.66	17.02
Cash dividends declared	0.08	0.06	0.16	0.06	0.20
Selected Balance Sheet Data
Cash and cash equivalents	$164,336	$104,417	$164,336	$104,417	$125,356
Loans held for investment	4,289,516	3,415,575	4,289,516	3,415,575	3,667,511
Allowance for loan losses	(30,138)	(26,347)	(30,138)	(26,347)	(28,932)
Loans held for sale	294,699	374,916	294,699	374,916	278,815
Investment securities, at fair value	678,457	611,435	678,457	611,435	658,805
Other real estate owned, net	15,521	14,639	15,521	14,639	12,643
Total assets	5,940,402	4,923,249	5,940,402	4,923,249	5,136,764
Customer deposits	4,812,962	3,844,009	4,812,962	3,844,009	4,068,610
Brokered and internet time deposits	29,864	65,854	29,864	65,854	103,107
Total deposits	4,842,826	3,909,863	4,842,826	3,909,863	4,171,717
Borrowings	257,299	342,893	257,299	342,893	227,776
Total shareholders' equity	718,759	630,959	718,759	630,959	671,857
Selected Ratios
Return on average:
Assets(2)	1.30%	1.86%	1.41%	1.79%	1.66%
Shareholders' equity(2)	10.6%	14.4%	11.1%	13.9%	12.7%
Average tangible common equity(4)	14.4%	19.0%	14.6%	18.5%	16.7%
Average shareholders' equity to average assets	12.3%	12.9%	12.7%	12.9%	13.0%
Net interest margin (tax-equivalent basis)	4.39%	4.81%	4.50%	4.73%	4.66%
Efficiency ratio	71.2%	64.6%	69.3%	66.6%	66.8%
Adjusted efficiency ratio (tax-equivalent basis)(4)	65.9%	63.4%	65.4%	65.1%	65.8%
Loans held for investment to deposit ratio	88.6%	87.4%	88.6%	87.4%	87.9%
Yield on interest-earning assets	5.52%	5.51%	5.62%	5.38%	5.47%
Cost of interest-bearing liabilities	1.54%	0.96%	1.53%	0.91%	1.11%
Cost of total deposits	1.14%	0.62%	1.14%	0.59%	0.76%

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
	2019	2018	2019	2018	2018
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.70%	0.77%	0.70%	0.77%	0.79%
Allowance for loan losses to nonperforming loans	165.3%	299.0%	165.3%	299.0%	173.0%
Nonperforming loans to loans, net of unearned income	0.43%	0.26%	0.43%	0.26%	0.46%
Capital Ratios (Company)
Shareholders' equity to assets	12.1%	12.8%	12.1%	12.8%	13.1%
Tier 1 capital (to average assets)	10.0%	10.9%	10.0%	10.9%	11.4%
Tier 1 capital (to risk-weighted assets(3)	11.0%	11.3%	11.0%	11.3%	12.4%
Total capital (to risk-weighted assets)(3)	11.6%	11.9%	11.6%	11.9%	13.0%
Tangible common equity to tangible assets(4)	9.2%	10.1%	9.2%	10.1%	10.5%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.4%	10.6%	10.4%	10.6%	11.7%
Capital Ratios (Bank)
Shareholders' equity to assets	12.4%	12.9%	12.4%	12.9%	13.2%
Tier 1 capital (to average assets)	9.7%	10.2%	9.7%	10.2%	10.9%
Tier 1 capital (to risk-weighted assets)(3)	10.7%	10.7%	10.7%	10.7%	11.9%
Total capital to (risk-weighted assets)(3)	11.3%	11.3%	11.3%	11.3%	12.5%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.7%	10.7%	10.7%	10.7%	11.9%

(1)
Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 30,865,636 and 30,683,353 as of June 30, 2019 and 2018, respectively and 30,724,532 as of December 31, 2018.

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

GAAP reconciliation and management explanation of non-GAAP financial measures
We identify certain financial measures discussed in this Report as being "non-GAAP financial measures." The non-GAAP financial measures presented in this Report are adjusted efficiency ratio (tax equivalent basis), tangible book value per common share, tangible common equity to tangible assets and return on average tangible common equity.
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
 Adjusted efficiency ratio (tax equivalent basis)
The adjusted efficiency ratio (tax equivalent basis) is a non-GAAP measure that excludes certain gains (losses), merger, offering and mortgage restructuring-related expenses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges.  The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio. Beginning in 2019, the Company changed its presentation of the adjusted efficiency ratio calculation to no longer exclude the change in fair value of MSRs. Prior periods presented below have been revised to reflect this change.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2019	2018	2019	2018	2018
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$64,119	$56,358	$119,220	$112,509	$223,458
Less merger, offering and mortgage restructuring-related expenses	4,612	671	6,287	1,864	2,265
Adjusted noninterest expense	$59,507	$55,687	$112,933	$110,645	$221,193
Net interest income (tax-equivalent basis)	$57,488	$51,909	$110,949	$100,708	$205,668
Total noninterest income	32,979	35,763	62,018	69,038	130,642
Less gain (loss) on sales of other real estate	277	23	238	(163)	(99)
Less (loss) gain on other assets	(183)	(155)	8	(87)	328
Less gain (loss) on securities	52	(42)	95	(89)	(116)
Adjusted noninterest income	$32,833	$35,937	$61,677	$69,377	$130,529
Adjusted operating revenue	$90,321	$87,846	$172,626	$170,085	$336,197
Efficiency ratio (GAAP)	71.2%	64.6%	69.3%	66.6%	66.8%
Adjusted efficiency ratio (tax-equivalent basis)	65.9%	63.4%	65.4%	65.1%	65.8%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of June 30,		As of December 31,
(dollars in thousands, except per share data)	2019	2018	2018
Tangible Assets
Total assets	$5,940,402	$4,923,249	$5,136,764
Adjustments:
Goodwill	(168,486)	(137,190)	(137,190)
Core deposit and other intangibles	(19,945)	(13,203)	(11,628)
Tangible assets	$5,751,971	$4,772,856	$4,987,946
Tangible Common Equity
Total shareholders' equity	$718,759	$630,959	$671,857
Adjustments:
Goodwill	(168,486)	(137,190)	(137,190)
Core deposit and other intangibles	(19,945)	(13,203)	(11,628)
Tangible common equity	$530,328	$480,566	$523,039
Common shares outstanding	30,865,636	30,683,353	30,724,532
Book value per common share	$23.29	$20.56	$21.87
Tangible book value per common share	$17.18	$15.66	$17.02
Total shareholders' equity to total assets	12.1%	12.8%	13.1%
Tangible common equity to tangible assets	9.2%	10.1%	10.5%

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
shareholders equity:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2019	2018	2019	2018	2018
Return on average tangible common equity
Total average shareholders' equity	$708,557	$615,950	$696,621	$607,708	$629,922
Adjustments:
Average goodwill	(167,781)	(137,190)	(152,570)	(137,190)	(137,190)
Average intangibles, net	(20,214)	(13,615)	(15,562)	(14,053)	(12,815)
Average tangible common equity	$520,562	$465,145	$528,489	$456,466	$479,917
Net income	$18,688	$22,065	$38,276	$41,819	$80,236
Return on average shareholders' equity	10.6%	14.4%	11.1%	13.9%	12.7%
Return on average tangible common equity	14.4%	19.0%	14.6%	18.5%	16.7%
Mergers and acquisitions
Atlantic Capital Bank, N.A. Branches
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital"), further increasing market share in existing markets and expanding the Company's footprint into new locations. After a preliminary purchase price allocation, the branch acquisition added $588.9 million in customer deposits at a premium of 6.25% and $375.0 million in loans. All of the operations of the Branches are included in the Banking segment. We incurred merger costs of $3.8 million and $4.4 million during the three and six months ended June 30, 2019, respectively, in connection with this transaction. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of this acquisition.
Overview of recent financial performance
Results of operation
Three months ended June 30, 2019 compared to three months ended June 30, 2018
For the three months ended June 30, 2019, net income was $18.7 million compared to $22.1 million in the three months ended June 30, 2018. Pre-tax income was $25.0 million in the three months ended June 30, 2019 compared with $29.9 million in the same period in 2018. Diluted earnings per common share were $0.59 and $0.70 for the three months ended June 30, 2019 and 2018, respectively. Our net income represented a return on average assets (“ROAA”) of 1.30% and 1.86% for the three months ended June 30, 2019 and 2018, respectively, and a return on average equity (“ROAE”) of 10.6% and 14.4% for the same periods. Our ratio of return on average tangible common equity (“ROATE”) in the three months ended June 30, 2019 and 2018 was 14.4% and 19.0%, respectively. Additionally, our ratio of average shareholders’ equity to average assets at June 30, 2019 and December 31, 2018 was 12.3% and 13.0%, respectively.
During the three months ended June 30, 2019, net interest income before provision for loan losses increased to $57.0 million compared to $51.5 million in the three months ended June 30, 2018, which was attributable to an increase in interest income and expense, partially driven by loan and deposit growth from the acquisition of the Branches, along with, strong organic loan growth and increased interest rates on deposits.
Our net interest margin, on a tax-equivalent basis, decreased to 4.39% for the three months ended June 30, 2019 as compared to 4.81% for the three months ended June 30, 2018, due primarily to the increase in cost of deposits partially offset by an increase in contractual loan yield earned on our loan portfolio.
Noninterest income for the three months ended June 30, 2019 decreased by $2.8 million to $33.0 million from $35.8 million for the same period in the previous year. The decrease in noninterest income was largely a result of a decrease in mortgage banking income, reflecting a shift in market conditions leading to decreased volume in our two wholesale mortgage delivery channels, which were sold in the mortgage restructuring. Income from our mortgage business was also negatively impacted by a decline in mortgage servicing income during the three months ended June 30, 2019 compared with the same period in the previous year.
Noninterest expense increased to $64.1 million for the three months ended June 30, 2019 compared to $56.4 million for the three months ended June 30, 2018. The increase in noninterest expense was attributed to increases in merger costs and added personnel and operational costs related to our acquisition of the Branches. The increase for the three months ended June 30, 2019 also includes $0.8 million in costs related to the mortgage restructuring.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
For the six months ended, June 30, 2019, net income was $38.3 million compared to $41.8 million in the six months ended June 30, 2018. Pre-tax income was $50.6 million in the six months ended June 30, 2019 compared with $55.1 million in the same period in 2018. Diluted earnings per common share were $1.21 and $1.33 for the six months ended June 30, 2019 and 2018, respectively. Our net income represented a ROAA of 1.41% and 1.79% for the six months ended June 30, 2019 and 2018, respectively, and a ROAE of 11.1% and 13.9% for the same periods. Our ratio of average shareholders’ equity to average assets in the six months ended June 30, 2019 and 2018 was 12.7% and 12.9%, respectively.
During the six months ended June 30, 2019, net interest income before provision for loan losses increased to $110.0 million compared to $99.9 million in the six months ended June 30, 2018, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth partially attributed to the Atlantic Capital branch acquisition. Our net interest margin, on a tax-equivalent basis, decreased to 4.50% for the six months ended June 30, 2019 as compared to 4.73% for the six months ended June 30, 2018, due primarily to the increase in cost of deposits partially offset by an increase in contractual loan yield earned on our loans held for investment portfolio.
Our net interest margin, on a tax-equivalent basis, decreased to 4.50% for the six months ended June 30, 2019 as compared to 4.73% for the six months ended June 30, 2018, due primarily to the increase in cost of deposits partially offset by an increase in contractual loan yield earned on our loan portfolio.
Noninterest income for the six months ended June 30, 2019 decreased by $7.0 million to $62.0 million from $69.0 from the same period in the previous year. The decrease in noninterest income was largely a result of a decrease in mortgage banking income from lower servicing income and interest rate lock commitment volume driven by market conditions and the impact of the mortgage restructuring.
Noninterest expense increased to $119.2 million for the six months ended June 30, 2019 compared to $112.5 million for the six months ended June 30, 2018. The increase in noninterest expense was attributed to increases in merger costs and added personnel and operational costs related to our growth, including our acquisition of the Branches. Noninterest expense for the six months ended June 30, 2019 also reflects expenses of $1.9 million related to our mortgage restructuring.
Financial condition
Our total assets grew by 15.6% to $5.94 billion at June 30, 2019 as compared to $5.14 billion at December 31, 2018. The increase was driven by the acquisition of $640.0 million in assets acquired in the Atlantic Capital branch acquisition, which closed on April 5, 2019. Loans held for investment increased $622.0 million to $4.29 billion at June 30, 2019 compared to $3.67 billion at December 31, 2018, which included $375.0 million in loans acquired in the Atlantic Capital branch acquisition. This increase was partially offset by a decline in mortgage servicing rights of $22.4 million to $66.4 million at June 30, 2019, due to a sale in the first quarter of 2019.
We grew total deposits by $671.1 million to $4.84 billion at June 30, 2019 as compared to $4.17 billion at December 31, 2018. The increase includes $588.9 million of customer deposits acquired in the Atlantic Capital branch acquisition.
Excluding the impact of assets acquired and liabilities assumed in the Atlantic Capital branch transaction, total assets increased 3.2%, total loans increased 6.7%, and total deposits increased 2.0%, in each case from December 31, 2018 to June 30, 2019.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 13, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes decreased by $3.4 million, or 12.2%, in the three months ended June 30, 2019 to $24.5 million as compared to $27.9 million in the three months ended June 30, 2018. This decrease was a result of an increase in net interest income of $5.3 million and an increase in noninterest expense of $8.7 million. The increase in net interest income was a result of our loan growth of $888.7 million in average loan balances partially due to the Atlantic Capital branch acquisition and the continuing strong credit environment and demand in our markets. Noninterest income decreased $0.2 million to

$13.9 million in the three months ended June 30, 2019 as compared to $14.1 million in the three months ended June 30, 2018.
Noninterest expense increased $8.7 million or 23.6%, primarily due to increases in merger costs related to the Atlantic Capital branch acquisition, which is entirely assigned to the Banking segment, in addition to increases in occupancy and fixed asset expense, and salaries, commissions and employee benefits expenses. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution was $1.3 million in the three months ended June 30, 2019 compared to $1.2 million in the three months ended June 30, 2018.
Income before taxes from the Banking segment decreased by $0.1 million, or 0.1% in the six months ended June 30, 2019 to $52.0 million as compared to $52.1 million in the six months ended June 30, 2018. The results were primarily driven by an increase in net interest income of $9.5 million which was partially offset by a decrease in noninterest income of $0.7 million and an increase in noninterest expense. Noninterest expense increased $8.0 million, primarily due to costs associated with our overall growth, including merger costs from the Atlantic Capital branch acquisition and increased salaries, commissions and employee benefits expenses.
Mortgage
Income before taxes from the Mortgage segment decreased $1.5 million to $0.5 million in the three months ended June 30, 2019 as compared to $1.9 million in the three months ended June 30, 2018. Noninterest income decreased $2.6 million to $19.1 million for the three months ended June 30, 2019 as compared to $21.7 million for the three months ended June 30, 2018, driven by decreased loan servicing income and interest rate lock commitment volume. Interest rate lock commitment volume decreased $155.6 million, or 7.9%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decline in volume is attributable to activity in our two wholesale delivery channels, which were sold in the mortgage restructuring. Partially offsetting the decrease in volume from the wholesale channels were increases in volume from both our Consumer Direct and retail mortgage delivery channels, which were driven by lower interest rates during the three months ended June 30, 2019. We expect total interest rate lock commitment volume to decline further in the second half of 2019 as a result of the completed mortgage restructuring. Interest rate lock commitments in the pipeline at June 30, 2019 were $608.7 million compared with $318.7 million at December 31, 2018 and $597.6 million at June 30, 2018.
Noninterest income from the Mortgage segment was also negatively impacted by a reduction in mortgage servicing income of $3.6 million to $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was mainly due to a decrease in fair value of MSRs of $8.9 million during the three months ended June 30, 2019, which was partially offset by an increase of $6.8 million in income from fair value changes of derivative instruments. The decrease in servicing income during the three months ended June 30, 2019 when compared to the same period in the previous year was partially the result of having lower volume in MSRs during the current period after the sale of $29.2 million of MSRs, which was completed during the first quarter of 2019.
Noninterest expense decreased $0.9 million to $18.7 million for the three months ended June 30, 2019 as compared to $19.6 million for the three months ended June 30, 2018. This decrease is attributable to a reduction in mortgage operations personnel and interest rate lock volume due to the mortgage restructuring.
Income before taxes from the Mortgage segment declined $4.5 million in the six months ended June 30, 2019 to a loss of $1.4 million as compared to income of $3.0 million in the six months ended June 30, 2018. Noninterest income decreased $6.3 million to $35.7 million for the six months ended June 30, 2019 as compared to $42.0 million for the six months ended June 30, 2018 which was driven by lower interest rate lock commitment volume. Interest rate lock commitment volume decreased $919.8 million for the six months ended June 30, 2019 to $3,185.1 million as compared to $4,105.0 million for the six months ended June 30, 2018, which was driven by changing market conditions and the impact of the mortgage restructuring.
Noninterest income from the Mortgage segment also included a decline in mortgage servicing income of $3.8 million to $3.1 million for the six months ended June 30, 2019 compare to the same period in the previous year. This decrease included a decrease in fair value of mortgage servicing rights of $16.7 million resulting in a loss of $13.2 million for the six months ended June 30, 2019 when compare to the six months ended June 30, 2018. The decrease in fair value from the MSR portfolio was partially offset by an increase in fair value changes in derivative hedging instruments of $14.6 million during the six months ended June 30, 2019 to $7.5 million from the same period in the previous year. The decrease in servicing income during the six months ended June 30, 2019 when compared to the same period in the previous year was partially the result of having lower average volume in MSRs during the current period due to the sale of $29.2 million of MSRs completed during the six months ended June 30, 2019.
Noninterest expense for the six months ended June 30, 2019 and 2018 was $37.2 million and $38.5 million, respectively. This decrease is due to a decline in production and mortgage servicing expenses. During the six months ended June 30, 2019, we sold $29.2 million of mortgage servicing rights. No material gain or loss was recognized in connection with this sale in the six months ended June 30, 2019. There were no sales of mortgage servicing rights during the six months ended June 30, 2018.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2019 and 2018.
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
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net interest income increased 10.7% to $57.0 million in the three months ended June 30, 2019 compared to $51.5 million in the three months ended June 30, 2018. On a tax-equivalent basis, net interest income increased $5.6 million to $57.5 million in the three months ended June 30, 2019 as compared to $51.9 million in the three months ended June 30, 2018. The increase in tax-equivalent net interest income in the three months ended June 30, 2019 was primarily driven by increased volume on loans held for investment, offset by increased volume and rates on deposits, both partially driven by the product mix acquired from the Branches.
Interest income, on a tax-equivalent basis, was $72.2 million for the three months ended June 30, 2019, compared to $59.4 million for the three months ended June 30, 2018, an increase of $12.7 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio and secondarily, our loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $13.1 million during the three months ended June 30, 2019 to $63.3 million from $50.2 million for the three months ended June 30, 2018, primarily due to volume driven by increased average loan balances of $888.7 million. Partially offsetting the increase in interest income on loans held for investment was a decline in total tax-equivalent yield. The tax-equivalent yield on loans held for investment was 6.07%, down 5 basis points from the three months ended June 30, 2018. The decrease in yield was primarily due to decreases in loan fees and accretion on purchased loans which yielded 0.29% and 0.20%, respectively, in the three months ended June 30, 2019 compared with 0.46% and 0.23%, respectively, during the three months ended June 30, 2018. Partially offsetting this decrease was an increase in contractual interest rates which yielded 5.57% for the three months ended June 30, 2019, compared to 5.37% for the three months ended June 30, 2018. Also included in the loan yield are nonaccrual interest collections and syndicated loan fee income which contributed 1 and 0 basis points, respectively, for the three months ended June 30, 2019 compared to 3 and 3 basis points, respectively, for the three months ended June 30, 2018.

The components of our loan yield, a key driver to our NIM for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$58,028	5.57%	$44,057	5.37%
Origination and other loan fee income	2,981	0.29%	3,742	0.46%
Accretion on purchased loans	2,097	0.20%	1,928	0.23%
Nonaccrual interest collections	156	0.01%	250	0.03%
Syndicated loan fee income	—	—%	216	0.03%
Total loan yield	$63,262	6.07%	$50,193	6.12%

(1)	Includes tax equivalent adjustment

Our NIM, on a tax-equivalent basis, decreased to 4.39% during the three months ended June 30, 2019 from 4.81% in the three months ended June 30, 2018, primarily a result of increased cost of funds and decreased loan fees, partly offset by an increase in contractual loan yields. Accretion on purchased loans contributed 16 and 18 basis points to the NIM for the three months ended June 30, 2019 and 2018, respectively.

Additionally, nonaccrual interest collections and syndicated loan fees contributed 1 and 0 basis points, respectively, to the NIM for the three months ended June 30, 2019 compared to 2 and 2 basis points, respectively, to the NIM for the three months ended June 30, 2018.
For the three months ended June 30, 2019, interest income on loans held for sale decreased $1.3 million to $3.1 million compared to $4.4 million for the three months ended June 30, 2018 due to a decrease in volume contributing a decline of $0.9 million and a decrease in yields contributing decline of $0.4 million. The average balance of loans held for sale decreased $81.3 million to $281.3 million for the three months ended June 30, 2019 compared to $362.6 million for the three months ended June 30, 2018. This decrease includes the impact of the sale of the TPO mortgage channel and we expect it to decline further in the second half of 2019 with the completion of the mortgage restructuring during the third quarter of 2019. For additional information on the sale, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest income".
For the three months ended June 30, 2019 investment income, on a tax-equivalent basis, increased to $5.1 million from $4.5 million for the three months ended June 30, 2018 due primarily to increased volume. The average balance in the investment portfolio for the three months ended June 30, 2019 was $678.8 million compared to $599.4 million for the three months ended June 30, 2018.
Interest expense was $14.7 million for the three months ended June 30, 2019, an increase of $7.2 million as compared to the three months ended June 30, 2018. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $7.6 million to $13.5 million for the three months ended June 30, 2019, compared to $5.9 million for the three months ended June 30, 2018. The increase was largely attributed to money market deposits and customer time deposits which increased to $4.5 million and $6.3 million, respectively, for the three months ended June 30, 2019 from $2.3 million and $1.6 million, respectively, for the three months ended June 30, 2018. The $2.2 million increase in money market interest expense during the three months ended June 30, 2019 was primarily attributed to increased rates with a secondary driver of increased volume. The average rate on money markets rose to 1.48%, up 56 basis points from the three months ended June 30, 2018. Average money market balances increased $216.4 million to $1.22 billion during the three months ended June 30, 2019 from $1.01 billion for the same period in the previous year. The $4.7 million increase in customer time deposit interest expense during the three months ended June 30, 2019 was primarily attributed to increased volume with a secondary driver of increased interest rates. Average customer time deposits increased $556.7 million from $628.7 million during the three months ended June 30, 2018 to $1,185.5 million during the three months ended June 30, 2019. Average rate on customer time deposits increased 109 basis points from 1.04% for the three months ended June 30, 2018 to 2.13% for the three months ended June 30, 2019. This growth was the result of a time deposit campaign implemented during the second half of 2018 and to a lesser extent the $147.1 million in customer time deposits acquired from the Branches. Slightly increasing the time deposit interest expense was the increase in rates of brokered and internet time deposits offset by a decrease in volume on brokered and internet time deposits. The average rate on brokered and internet time deposits rose to 2.21%, up 57 basis points from the three months ended June 30, 2018. Average brokered and internet time deposit balances decreased $19.5 million to $56.2 million during the three months ended June 30, 2019 from $75.7 million for the same period in the previous year. The result was an overall increase in time deposit interest expense of 102 basis points to

2.13% during the three months ended June 30, 2019. The overall growth of our deposits came with a higher cost of total deposits of 1.14% for the three months ended June 30, 2019 compared to 0.62% for the three months ended June 30, 2018.
Offsetting the increase in total deposit interest expense was a decrease in interest expense on total borrowings, which decreased $0.4 million to $1.2 million during the three months ended June 30, 2019 compared to $1.6 million during the three months ended June 30, 2018. This decrease was primarily driven by decreased volume in FHLB advances, partially offset by increased rates on FHLB advances. The cost of total borrowings increased to 2.49% for the three months ended June 30, 2019 from 2.15% for the three months ended June 30, 2018. Average FHLB advances decreased $121.4 million to $131.7 million for the three months ended June 30, 2019 compared to $253.1 million for the three months ended June 30, 2018. This decrease in average FHLB advances was primarily due to paying down higher rate advances with additional liquidity obtained from the Atlantic Capital branch acquisition. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2019			2018
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$4,177,701	$63,262	6.07%	$3,289,045	$50,193	6.12%
Loans held for sale	281,252	3,070	4.38%	362,571	4,382	4.85%
Securities:
Taxable	532,500	3,548	2.67%	484,035	3,134	2.60%
Tax-exempt(4)	146,282	1,569	4.30%	115,334	1,327	4.61%
Total Securities(4)	678,782	5,117	3.02%	599,369	4,461	2.99%
Federal funds sold	12,219	88	2.89%	19,645	82	1.67%
Interest-bearing deposits with other financial institutions	81,540	465	2.29%	42,750	155	1.45%
FHLB stock	15,165	182	4.81%	12,530	162	5.19%
Total interest earning assets(4)	5,246,659	72,184	5.52%	4,325,910	59,435	5.51%
Noninterest Earning Assets:
Cash and due from banks	54,659			48,184
Allowance for loan losses	(30,092)			(24,771)
Other assets(3)	500,145			414,668
Total noninterest earning assets	524,712			438,081
Total assets	$5,771,371			$4,763,991
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$968,081	$2,295	0.95%	$935,351	$1,571	0.67%
Money market	1,221,450	4,508	1.48%	1,005,081	2,311	0.92%
Savings deposits	203,602	76	0.15%	181,461	69	0.15%
Customer time deposits	1,185,451	6,299	2.13%	628,709	1,638	1.04%
Brokered and internet time deposits	56,242	310	2.21%	75,699	309	1.64%
Time deposits	1,241,693	6,609	2.13%	704,408	1,947	1.11%
Total interest-bearing deposits	3,634,826	13,488	1.49%	2,826,301	5,898	0.84%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	31,905	117	1.47%	20,002	45	0.90%
Federal Home Loan Bank advances	131,726	664	2.02%	253,131	1,171	1.86%
Subordinated debt	30,930	427	5.54%	30,930	412	5.34%
Total other interest-bearing liabilities	194,561	1,208	2.49%	304,063	1,628	2.15%
Total interest-bearing liabilities	3,829,387	14,696	1.54%	3,130,364	7,526	0.96%
Noninterest-bearing liabilities:
Demand deposits	1,128,311			975,760
Other liabilities	105,116			41,917
Total noninterest-bearing liabilities	1,233,427			1,017,677
Total liabilities	5,062,814			4,148,041
Shareholders' equity	708,557			615,950
Total liabilities and shareholders' equity	$5,771,371			$4,763,991
Net interest income (tax-equivalent basis)		$57,488			$51,909
Interest rate spread (tax-equivalent basis)			3.98%			4.55%
Net interest margin (tax-equivalent basis)(5)			4.39%			4.81%
Cost of total deposits			1.14%			0.62%
Average interest-earning assets to average interest-bearing liabilities			137.0%			138.2%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $3.0 million and $3.7 million, accretion of $2.1 million and $1.9 million, nonaccrual interest collections of $0.2 million and $0.3 million, and syndicated loan fees of $0 and $0.2 million are included in interest income in the three months ended June 30, 2019 and 2018, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.5 million and $0.4 for the three months ended June 30, 2019 and 2018, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net interest income increased 10.1% to $110.0 million in the six months ended June 30, 2019 compared to $99.9 million in the six months ended June 30, 2018. On a tax-equivalent basis, net interest income increased $10.2 million to $110.9 million in the six months ended June 30, 2019 as compared to $100.7 million in the six months ended June 30, 2018. The increase in tax-equivalent net interest income in the six months ended June 30, 2019 was primarily driven by increased volume in loans held for investment offset by an increase in deposit volume and rates, both partially driven by the product mix acquired from the Branches.
Interest income, on a tax-equivalent basis, was $138.6 million for the six months ended June 30, 2019, compared to $114.7 million for the six months ended June 30, 2018, an increase of $23.9 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio and secondarily, our loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $24.6 million to $121.4 million for the six months ended June 30, 2019 from $96.8 million for the six months ended June 30, 2018 primarily due to increased loan volume driven by growth in average loan balances of $708.8 million. A secondary driver of the increase in interest income on loans held for investment were increased rates. The tax-equivalent yield on loans held for investment was 6.20%, up 18 basis points from the six months ended June 30, 2018. The increase in yield was primarily due to increase in contractual interest rates which yielded 5.63% in the six months ended June 30, 2019 compared with 5.33% in the six months ended June 30, 2018. Offsetting this increase was a decrease in loan fees and accretion on purchased loans which yielded 0.35% and 0.20%, respectively, in the six months ended June 30, 2019 compared with 0.41% and 0.22%, respectively, in the six months ended June 30, 2018. Also included in the loan yield are nonaccrual interest collections and syndicated loan fee income which contributed 1 and 1 basis points, respectively, for the six ended June 30, 2019 and 4 and 2 basis points, respectively, for the six months ended June 30, 2018.
The components of our loan yield, a key driver to our NIM for the six months ended June 30, 2019 and 2018, were as follows:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$110,205	5.63%	$85,593	5.33%
Origination and other loan fee income	6,821	0.35%	6,609	0.41%
Accretion on purchased loans	3,928	0.20%	3,615	0.22%
Nonaccrual interest collections	245	0.01%	649	0.04%
Syndicated loan fee income	200	0.01%	291	0.02%
Total loan yield	$121,399	6.20%	$96,757	6.02%

(1)	Includes tax equivalent adjustment
Our NIM, on a tax-equivalent basis, decreased to 4.50% during the six months ended June 30, 2019 from 4.73% in the six months ended June 30, 2018, primarily a result of increased cost of funds and decreased loan fees, partly offset by an increase in contractual loan yields. Accretion on purchased loans contributed 16 and 17 basis points to the NIM for the six months ended June 30, 2019 and 2018, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 1 and 1 basis points, respectively, to the NIM for the six months ended June 30, 2019 compared to 3 and 1 basis points, respectively, to the NIM for the six months ended June 30, 2018.
For the six months ended June 30, 2019, interest income on loans held for sale decreased $3.1 million to $5.4 million compared to $8.6 million for the six months ended June 30, 2018 due to a decrease in volume contributing a decline of $3.3 million slightly offset by an increase in rates contributing $0.1 million. The average balance of loans held for sale decreased $149.5 million to $248.9 million for the six months ended June 30, 2019 compared to $398.4 million for the six months ended June 30, 2018. This decrease includes the impact of the sale of the TPO mortgage channel and we expect it to decline further in the second half of 2019 with the completion of the mortgage restructuring during the third quarter of 2019. For additional information on the sale, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest income".
For the six months ended June 30, 2019 investment income, on a tax-equivalent basis, increased to $10.2 million from $8.6 million for the six months ended June 30, 2018 driven by increased volume. The average balance in the investment portfolio for the six months ended June 30, 2019 was $668.2 million compared to $582.9 million for the six months ended June 30, 2018.

Interest expense was $27.6 million for the six months ended June 30, 2019, an increase of $13.7 million as compared to the six months ended June 30, 2018. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $14.4 million to $25.3 million for the six months ended June 30, 2019, compared to $11.0 million for the six months ended June 30, 2018. The increase was largely attributed to money market and customer time deposits which increased to $8.5 million and $11.6 million, respectively, for the six months ended June 30, 2019 from $4.2 million and $3.1 million, respectively, for the six months ended June 30, 2018. The $4.3 million increase in money market interest expense during the six months ended June 30, 2019 was primarily attributed to increased rates with a secondary driver of increased volume. The average rate on money markets rose to 1.49%, up 63 basis points from the six months ended June 30, 2018. Average money market balances increased $157.2 million to $1,147.7 million during the six months ended June 30, 2019 from $990.5 million for the same period in the previous year. The $8.5 million increase in customer time deposit interest expense during the six months ended June 30, 2019 was primarily attributed to increased volume with a secondary driver of higher rates. Average customer time deposits increased $497.6 million from $623.3 million during the six months ended June 30, 2018 to $1,120.9 million during the six months ended June 30, 2019. The average rate on customer time deposits increased 110 basis points from 0.99% for the six months ended June 30, 2018 to 2.09% for the six months ended June 30, 2019. This growth was the result of a time deposit campaign implemented during the second half of 2018 and to a lesser extent the $147.1 million in time deposits acquired in the Atlantic Capital branch acquisition. Slightly increasing the time deposit interest expense was the increase in rates of brokered and internet time deposits offset by a decrease in volume on brokered and internet time deposits. The average rate on brokered and internet time deposits rose to 2.12%, up 50 basis points from the six months ended June 30, 2018. Average brokered and internet time deposit balances decreased $6.0 million to $73.9 million during the six months ended June 30, 2019 from $79.9 million for the same period in the previous year as we replace with lower cost funding sources. The result was an overall increase in time deposit interest expense of 103 basis points to 2.09% during the six months ended June 30, 2019. The overall growth of our deposits came with a higher cost of total deposits of 1.14% for the six months ended June 30, 2019 compared to 0.59% for the six months ended June 30, 2018.
Offsetting the increase in total deposit interest expense was a decrease in interest expense on total borrowings, which decreased $0.7 million to $2.3 million during the six months ended June 30, 2019 compared to $3.0 million during the six months ended June 30, 2018. This decrease was primarily driven by decreased volume in FHLB advances, partially offset by increased rates on FHLB advances. The cost of total borrowings increased to 2.55% for the six months ended June 30, 2019 from 2.14% for the six months ended June 30, 2018. Average FHLB advances decreased $107.7 million to $124.8 million for the six months ended June 30, 2019 compared to $232.5 million for the six months ended June 30, 2018. This decrease in average FHLB advances was primarily due to paying down higher rate advances with additional liquidity obtained from the Atlantic Capital branch acquisition. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2019			2018
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$3,950,483	$121,399	6.20%	$3,241,657	$96,757	6.02%
Loans held for sale	248,919	5,423	4.39%	398,373	8,555	4.33%
Securities:
Taxable	525,541	7,117	2.73%	470,660	5,986	2.56%
Tax-exempt(4)	142,627	3,116	4.41%	112,286	2,578	4.63%
Total Securities(4)	668,168	10,233	3.09%	582,946	8,564	2.96%
Federal funds sold	15,289	211	2.78%	19,983	155	1.56%
Interest-bearing deposits with other financial institutions	78,433	911	2.34%	39,126	320	1.65%
FHLB stock	14,303	385	5.43%	12,170	302	5.00%
Total interest earning assets(4)	4,975,595	138,562	5.62%	4,294,255	114,653	5.38%
Noninterest Earning Assets:
Cash and due from banks	52,451			45,736
Allowance for loan losses	(29,816)			(24,544)
Other assets(3)	476,265			404,485
Total noninterest earning assets	498,900			425,677
Total assets	$5,474,495			$4,719,932
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$923,372	$4,349	0.95%	$939,506	$2,928	0.63%
Money market	1,147,720	8,464	1.49%	990,537	4,201	0.86%
Savings deposits	190,029	144	0.15%	180,697	137	0.15%
Customer time deposits	1,120,897	11,608	2.09%	623,276	3,061	0.99%
Brokered and internet time deposits	73,907	778	2.12%	79,886	642	1.62%
Time deposits	1,194,804	12,386	2.09%	703,162	3,703	1.06%
Total interest-bearing deposits	3,455,925	25,343	1.48%	2,813,902	10,969	0.79%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	23,658	152	1.30%	17,595	70	0.80%
Federal Home Loan Bank advances	124,839	1,298	2.10%	232,547	2,088	1.81%
Subordinated debt	30,930	820	5.35%	30,930	818	5.33%
Total other interest-bearing liabilities	179,427	2,270	2.55%	281,072	2,976	2.14%
Total interest-bearing liabilities	3,635,352	27,613	1.53%	3,094,974	13,945	0.91%
Noninterest-bearing liabilities:
Demand deposits	1,042,211			952,140
Other liabilities	100,311			65,110
Total noninterest-bearing liabilities	1,142,522			1,017,250
Total liabilities	4,777,874			4,112,224
Shareholders' equity	696,621			607,708
Total liabilities and shareholders' equity	$5,474,495			$4,719,932
Net interest income (tax-equivalent basis)		$110,949			$100,708
Interest rate spread (tax-equivalent basis)			4.09%			4.47%
Net interest margin (tax-equivalent basis)(5)			4.50%			4.73%
Cost of total deposits			1.14%			0.59%
Average interest-earning assets to average interest-bearing liabilities			136.9%			138.7%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $6.8 million and $6.6 million, accretion of $3.9 million and $3.6 million, nonaccrual interest collections of $0.2 million and $0.6 million, and syndicated loan fees of $0.2 million and $0.3 million are included in interest income in the six months ended June 30, 2019 and 2018, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.9 million and $0.8 for the six months ended June 30, 2019 and 2018, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis
The table below presents the components of the changes in net interest income for the three months ended June 30, 2019 and 2018. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$13,457	$(388)	$13,069
Loans held for sale	(888)	(424)	(1,312)
Securities available for sale and other securities:
Taxable	323	91	414
Tax Exempt(2)	332	(90)	242
Federal funds sold and balances at Federal Reserve Bank	(53)	59	6
Time deposits in other financial institutions	221	89	310
FHLB stock	32	(12)	20
Total interest income(2)	13,424	(676)	12,749
Interest-bearing liabilities:
Interest-bearing checking	78	646	724
Money market	799	1,398	2,197
Savings deposits	8	(1)	7
Customer time deposits	2,958	1,703	4,661
Brokered and internet time deposits	(107)	108	1
Securities sold under agreements to repurchase and federal funds purchased	44	28	72
Federal Home Loan Bank advances	(612)	105	(507)
Subordinated debt	—	15	15
Total interest expense	3,168	4,001	7,170
Change in net interest income(2)	$10,256	$(4,677)	$5,579

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $3.0 million and $3.7 million and accretion of $2.1 million and $1.9 million, nonaccrual interest collections of $0.2 million and $0.3 million, and syndicated loan fee income of $0 and $0.2 million are included in interest income for the three months ended June 30, 2019 and 2018, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $13.1 million increase in loans held for investment tax-equivalent interest income during three months ended June 30, 2019 compared to three months ended June 30, 2018 was the primary driver of the $5.6 million increase in tax-equivalent net interest income. The increase in loan interest income was primarily driven by an increase in average loans held for investment of $888.7 million, or 27.0%, to $4.18 billion for the three months ended June 30, 2019, as compared to $3.29 billion for the three months ended June 30, 2018, which was largely attributable to strong organic loan growth, the acquisition of $375.0 million in loans acquired from the Atlantic Capital branch acquisition as of April 5, 2019 and continued favorable economic conditions in many of our markets. The increase in loan income was partially offset by an increase in interest expense of $7.2 million due to an overall increase in rates and increased volume of customer deposits.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$21,782	$2,860	$24,642
Loans held for sale	(3,256)	124	(3,132)
Securities available for sale and other securities:
Taxable	743	388	1,131
Tax Exempt(2)	663	(125)	538
Federal funds sold and balances at Federal Reserve Bank	(65)	121	56
Time deposits in other financial institutions	457	134	591
FHLB stock	57	26	83
Total interest income(2)	20,381	3,528	23,909
Interest-bearing liabilities:
Interest-bearing checking	(76)	1,497	1,421
Money market	1,159	3,104	4,263
Savings deposits	7	—	7
Customer time deposits	5,153	3,394	8,547
Brokered and internet time deposits	(63)	199	136
Securities sold under agreements to repurchase and federal funds purchased	39	43	82
Federal Home Loan Bank advances	(1,120)	330	(790)
Subordinated debt	—	2	2
Total interest expense	5,099	8,569	13,668
Change in net interest income(2)	$15,282	$(5,041)	$10,241

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $6.8 million and $6.6 million, accretion of $3.9 million and $3.6 million, nonaccrual interest collections of $0.2 million and $0.6 million, and syndicated loan fee income of $0.2 million and $0.3 million are included in interest income for the six months ended June 30, 2019 and 2018, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $24.6 million increase in interest income on loans held for investment during the six months ended June 30, 2019 compared to June 30, 2018 was the primary driver of the $10.2 million increase in tax-equivalent net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $708.8 million, or 21.9%, to $3.95 billion for the six months ended June 30, 2019, as compared to $3.24 billion for the six months ended June 30, 2018, which was largely attributable to strong organic loan growth, the acquisition of $375.0 million in loans acquired from the Atlantic Capital branch acquisition and continued favorable economic conditions in many of our markets. The increase in loan income was partially offset by an increase in interest expense of $13.7 million driven by increases in rates and volume of customer deposits slightly offset by decreased volume of FHLB advances.
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
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Our provision for loan losses for the three months ended June 30, 2019 was $0.9 million as compared to $1.1 million for the three months ended June 30, 2018. The decrease is primarily attributable to our strong credit quality. The provision for the three months ended June 30, 2019 includes $0.1 million of subsequent deterioration on PCI loans from acquisitions completed in 2015 and 2017. Net charge-offs for the three months ended June 30, 2019 were $0.6 million compared with net recoveries in the previous year of $0.9 million.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Our provision for loan losses for the six months ended June 30, 2019 was $2.3 million as compared to $1.4 million in the same period in the previous year. The increase is primarily attributable to our loan growth and also included $0.5 million of subsequent deterioration on PCI loans during the six months ended June 30, 2019 related to our previously completed acquisitions. Net charge-offs for the six months ended June 30, 2018 were $1.1 million compared with net recoveries in the previous year of $0.9 million.
Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage banking income	$24,526	$28,544	$45,547	$55,015
Service charges on deposit accounts	2,327	2,049	4,406	4,008
ATM and interchange fees	3,002	2,581	5,658	4,942
Investment services and trust income	1,287	1,180	2,582	2,386
Gain (loss) from securities, net	52	(42)	95	(89)
Gain (loss) on sales or write-downs of other real estate owned	277	23	238	(163)
(Loss) gain from other assets	(183)	(155)	8	(87)
Other	1,691	1,583	3,484	3,026
Total noninterest income	$32,979	$35,763	$62,018	$69,038

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Noninterest income was $33.0 million for three months ended June 30, 2019, a decrease of $2.8 million, or 7.8%, as compared to $35.8 million for the three months ended June 30, 2018. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 2.3% in the three months ended June 30, 2019 as compared to 3.0% in the three months ended June 30, 2018.
Mortgage banking income primarily includes origination fees on mortgage loans including fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $24.5 million and $28.5 million for the three months ended June 30, 2019 and 2018, respectively.
During the three months ended June 30, 2019, the Bank’s mortgage operations had sales of $1,258.7 million which generated a sales margin of 1.67%. This compares to 1,706.9 million and 1.58% for the three months ended June 30, 2018. Mortgage banking income from gains on sale and related fair value changes amount to $24.3 million during the three months ended June 30, 2019 compared to $24.7 million for the same period in the previous year. This activity was driven by a decrease in interest rate lock volume of $155.6 million, or 7.9%, to $1,820.4 million for the three months ended June 30, 2019. The volume decrease was the result of market conditions and decreased production from our two wholesale delivery channels included in the mortgage restructuring. The decline in the two wholesale channels was partially offset by increased volume in our Consumer Direct and retail channels, which benefited from lower interest rates during the three months ended June 30, 2019.
The exit of our two wholesale channels is expected to provide regulatory capital relief resulting from the lower capitalization of MSRs and also produce lower overall interest rate lock commitment volume and consequently, mortgage banking income than produced historically.  We incurred mortgage restructuring and other related costs of $0.8 million during the three months ended June 30, 2019.
Income from mortgage servicing was $4.1 million and $5.6 million for three months ended June 30, 2019 and 2018, respectively. This decrease was driven by a $1.6 million decline in mortgage servicing income due to the sale of $29.2 million of MSRs in the first quarter of 2019 and a decline in fair value on MSRs and related hedging activity of $3.8 million and $1.8 million in the three months ended June 30, 2019 and 2018, respectively.

The components of mortgage banking income for three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
(in thousands)	2019	2018
Mortgage banking income:
Origination and sales of mortgage loans	$20,976	$27,017
Net change in fair value of loans held for sale and derivatives	3,298	(2,299)
Change in fair value on MSRs	(3,800)	(1,778)
Mortgage servicing income	4,052	5,604
Total mortgage banking income	$24,526	$28,544
Interest rate lock commitment volume by line of business:
Consumer Direct	$805,970	$785,965
Third party origination (TPO)	156,844	239,995
Retail	407,007	359,284
Correspondent	450,529	590,743
Total	$1,820,350	$1,975,987
Interest rate lock commitment volume by purpose (%):
Purchase	51.0%	71.3%
Refinance	49.0%	28.7%
Mortgage sales	1,258,662	1,706,924
Mortgage sale margin	1.67%	1.58%
Closing volume	$1,307,934	$1,670,152
Outstanding principal balance of mortgage loans serviced	$5,850,557	$8,483,445

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $5.5 million and $6.9 million for the three months ended June 30, 2019 and 2018, respectively, and mortgage banking income attributable to our Mortgage segment was $19.1 million and $21.7 million for the three months ended June 30, 2019 and 2018, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $2.3 million, a increase of $0.3 million, or 13.6%, for the three months ended June 30, 2019, compared to $2.0 million for the three months ended June 30, 2018. This increase is attributable to our 25.3% growth in average deposits which is partially attributable to our branch acquisition from Atlantic Capital Bank, which added $588.9 million in deposits as of April 5, 2019.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $0.4 million to $3.0 million during the three months ended June 30, 2019 as compared to $2.6 million for the three months ended June 30, 2018. This increase is also attributable to our growth in deposits and increased volume of transactions.
Investment services and trust income includes fees for discretionary portfolio management and trust administration for individuals and businesses. Investment services and trust income increased $0.1 million during the three months ended June 30, 2019 to $1.3 million compared to $1.2 million for the three months ended June 30, 2018.
Gain on securities for the three months ended June 30, 2019 was $52 thousand compared to a loss on securities for the three months ended June 30, 2018 of $42 thousand. Activity is typically driven by sales activity within our available-for-sale securities portfolio in addition to change in fair value of equity securities with readily determinable market values. Sales activity is attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management. The gain in the three months ended June 30, 2019 is primarily related a net gain of $47 thousand related to changes in fair value of equity securities with readily determinable fair values. The loss for the three months ended 2018 includes a $43 thousand charge for decline in fair value on equity securities with readily determinable fair values.
Net gain on sales or write-downs of other real estate owned for the three months ended June 30, 2019 was $0.3 million compared to $23 thousand for the three months ended June 30, 2018. This change was the result of specific sales and valuation transactions of other real estate.
Net loss on other assets includes sales of repossessed assets and other miscellaneous sales in addition to any identified impairment during the period. Net loss on other assets for the three months ended June 30, 2019 was $0.2 million compared to $0.2 million for the three months ended June 30, 2018.
Other noninterest income for the three months ended June 30, 2019 increased $0.1 million to $1.7 million as compared to other noninterest income of $1.6 million for three months ended June 30, 2018, related to increased loan servicing fees from our manufactured housing portfolio and overall growth partially attributable to the branch acquisition from Atlantic Capital Bank.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Noninterest income was $62.0 million for the six months ended June 30, 2019, a decrease of $7.0 million, or 10.2%, as compared to $69.0 million for the six months ended June 30, 2018. Noninterest income to average assets (excluding any gains or losses from sale of securities) was 2.3% in the six months ended June 30, 2019 as compared to 3.0% in the six months ended June 30, 2018.
Mortgage banking income was $45.5 million and $55.0 million for the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019, the Bank’s mortgage operations had sales of $2,224.9 million which generated a sales margin of 1.66%. This compares to $3,389.7 million and 1.49% for the six months ended June 30, 2018. Mortgage banking income from gains on sale and related fair value changes amount to $42.4 million during the six months ended June 30, 2019 compared to $48.1 million for the same period in the previous year. This activity was driven by a decrease in interest rate lock volume of $919.8 million, or 22.4%, to $3,185.1 million for the six months ended June 30, 2019. Interest rate lock volume during the six months ended June 30, 2019 reflects the mortgage restructuring and overall changes in market conditions. The decline in interest rate lock volume also decreased due to overcapacity and slow-down of the mortgage market and overall compressing margins, which began to improve during the second quarter of 2019 with lowered interest rates bumping production. Changes in market conditions have also shifted the mix of interest rate lock commitments by purpose to 53.8% purchase for the six months ended June 30, 2019 from 64.5% for the same period in the prior year.
Income from mortgage servicing was $8.8 million and $10.4 million for the six months ended June 30, 2019 and 2018, respectively, offset by a decline in fair value on MSRs and related hedging activity of $5.7 million and $3.5 million in the six months ended June 30, 2019 and 2018, respectively.
The components of mortgage banking income for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Mortgage banking income:
Origination and sales of mortgage loans	$36,883	$50,498
Net change in fair value of loans held for sale and derivatives	5,542	(2,389)
Change in fair value on MSRs	(5,681)	(3,491)
Mortgage servicing income	8,803	10,397
Total mortgage banking income	$45,547	$55,015
Interest rate lock commitment volume by line of business:
Consumer Direct	$1,327,573	$1,505,695
Third party origination (TPO)	327,373	485,674
Retail	698,807	689,004
Correspondent	831,383	1,424,600
Total	$3,185,136	$4,104,973
Interest rate lock commitment volume by purpose (%):
Purchase	53.8%	64.5%
Refinance	46.2%	35.5%
Mortgage sales	2,224,886	3,389,743
Mortgage sale margin	1.66%	1.49%
Closing volume	$2,240,059	$3,287,255
Outstanding principal balance of mortgage loans serviced	$5,850,557	$8,483,445

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $9.8 million and $13.0 million for the six months ended June 30, 2019 and 2018, respectively, and mortgage banking income attributable to our Mortgage segment was $35.7 million and $42.0 million for the six months ended June 30, 2019 and 2018, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $4.4 million, a increase of $0.4 million, or 9.9%, for the six months ended June 30, 2019, compared to $4.0 million for the six months ended June 30, 2018. This increase is attributable to our 19.4% growth in average deposits, which is partially attributable to the additional customer deposits acquired from the Branches.

ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $0.7 million to $5.7 million during the six months ended June 30, 2019 as compared to $4.9 million for the six months ended June 30, 2018. This increase is also attributable to our growth in deposits and increased volume of transactions.
Investment services and trust income includes fees for discretionary portfolio management and trust administration for individuals and businesses. Investment services and trust income increased $0.2 million during the six months ended June 30, 2019 to $2.6 million compared to $2.4 million for the six months ended June 30, 2018.
Gain on securities for the six months ended June 30, 2019 was $95 thousand compared to a loss on securities for the six months ended June 30, 2018 of $89 thousand. The gain in the six months ended June 30, 2019 is primarily related a net gain of $96 thousand related to changes in fair value of equity securities with readily determinable fair values. The loss for the six months ended June 30, 2018 includes a $81 thousand charge for decline in fair value on equity securities with readily determinable fair values.
Net gain on sales or write-downs of other real estate owned for the six months ended June 30, 2019 was $0.2 million compared to a net loss of $0.2 million for the six months ended June 30, 2018. This change was the result of specific sales and valuation adjustments to other real estate.
Gain on other assets includes sales of repossessed assets and other miscellaneous sales in addition to any identified impairment during the period. Net gain on other assets for the six months ended June 30, 2019 was $8 thousand compared to a net loss of $0.1 million for the six months ended June 30, 2018.
Other noninterest income for the six months ended June 30, 2019 increased $0.5 million to $3.5 million as compared to other noninterest income of $3.0 million for six months ended June 30, 2018. This increase is driven by an increase in loan servicing fees from our manufactured housing portfolio in addition to miscellaneous expenses related to our growth, including the impact of the Branches.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Salaries, commissions and employee benefits	$37,918	$34,366	$71,615	$68,393
Occupancy and equipment expense	4,319	3,545	8,049	6,969
Legal and professional fees	1,694	1,965	3,419	4,008
Data processing	2,643	2,138	5,027	4,173
Merger costs	3,783	—	4,404	1,193
Amortization of core deposit and other intangibles	1,254	802	1,983	1,655
Regulatory fees and deposit insurance assessments	634	730	1,226	1,292
Software license and maintenance fees	622	603	1,094	1,260
Advertising	2,434	3,408	5,171	6,690
Other expense	8,818	8,801	17,232	16,876
Total noninterest expense	$64,119	$56,358	$119,220	$112,509

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Noninterest expense increased by $7.8 million during the three months ended June 30, 2019 to $64.1 million as compared to $56.4 million in the three months ended June 30, 2018. This increase resulted primarily from the $3.6 million increase in salaries, commissions and employee benefits expense and a $3.8 million increase in merger and conversion expenses.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 59.1% and 61.0% of total noninterest expense in the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, salaries and employee benefits expense increased $3.6 million, or 10.3%, to $37.9 million as compared to $34.4 million for the three months ended June 30, 2018. This increase was mainly driven by our employee growth and increased equity compensation benefits. The number of full-time equivalent employees increased

2.3% to 1,437 employees at June 30, 2019 from 1,405 employees at June 30, 2018 due to increases associated with our growth and branches acquired from Atlantic Capital partially offset by reductions resulting from the mortgage restructuring. The decrease in mortgage personnel resulted in a $1.4 million decrease in mortgage salaries, commissions and employee benefits expense during the three months ended June 30, 2019 compared to same period for 2018.
Salaries and employee benefits expense also reflects $2.1 million and $1.9 million accrued for equity compensation grants during the three months ended June 30, 2019 and 2018, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to an accrual related to annual stock-based performance grants.
Occupancy and equipment expense includes fees related to leased property operations and repairs and maintenance. Occupancy and equipment expense in the three months ended June 30, 2019 was $4.3 million, an increase of $0.8 million, compared to $3.5 million for the three months ended June 30, 2018, which was attributable to an increase in lease costs and property taxes partially attributable to our branch acquisition from Atlantic Capital Bank.
Legal and professional fees includes litigation expense, accounting, audit and tax service fees, professional licenses and fees, quality control and consulting fees. Legal and professional fees were $1.7 million for the three months ended June 30, 2019 as compared to $2.0 million for the three months ended June 30, 2018.
Data processing costs include computer expenses and data processing fees for authorization, clearing, settlement and other various processing activity. Data processing costs increased $0.5 million, or 23.6%, to $2.6 million for the three months ended June 30, 2019 from $2.1 million for the three months ended June 30, 2018. The increase for the three months ended June 30, 2019 was attributable to our growth and increased volume of transaction processing.
Merger costs amounted to $3.8 million for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018. Merger costs during the three months ended June 30, 2019 include costs associated with our Atlantic Capital branch acquisition that was completed on April 5, 2019.
Amortization of core deposits and other intangibles represents amortization of core deposit intangible assets acquired through acquisitions and other miscellaneous intangibles. Amortization of core deposit and other intangible assets totaled $1.3 million for the three months ended June 30, 2019 compared to $0.8 million for the three months ended June 30, 2018. The increase is due to the additional core deposit intangible related to the Atlantic Capital branch acquisition, which had a preliminary fair value of $10.8 million at the April 5, 2019 closing date.
Regulatory fees and deposit insurance assessments decreased slightly during the three months ended June 30, 2019 to $0.6 million compared to $0.7 for the three months ended June 30, 2018.
Software license and maintenance fees remained flat at $0.6 million for the three months ended June 30, 2019 from the same period in the previous year.
Advertising costs for the three months ended June 30, 2019 were $2.4 million, a decrease of $1.0 million compared to $3.4 million for the three months ended June 30, 2018. The decrease is attributable to decreased advertising from our mortgage business.
Other noninterest expense remained flat during the three months ended June 30, 2019 at $8.8 million compared to the three months ended June 30, 2018. The current period included mortgage restructuring charges of $0.8 million offset by a decline in miscellaneous other expenses. The prior period included $0.7 million in offering expenses related to the completion of a $151.8 million follow-on secondary offering during the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Noninterest expense increased by $6.7 million during the six months ended June 30, 2019 to $119.2 million as compared to $112.5 million in the six months ended June 30, 2018. This increase resulted primarily from a $3.2 million increase in salaries, commissions and employee benefits expense, a $3.2 increase in merger and conversion expenses and overall increase in expenses due to our growth, including the Atlantic Capital branch acquisition completed during the second quarter of 2019.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 60.1% and 60.8% of total noninterest expense in the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, salaries and employee benefits expense increased $3.2 million, or 4.7%, to $71.6 million as compared to $68.4 million for the six months ended June 30, 2018.
This increase is due to increased costs associated with our growth, including the impact of the branches acquired from Atlantic Capital, and is partially offset by a reduction in mortgage personnel resulting from the mortgage restructuring. This decrease in mortgage personnel resulted in a $4.0 million decrease in mortgage salaries, commissions and employee benefits expense during the six months ended June 30, 2019 compared to same period for 2018.

Salaries and employee benefits expense also reflects $3.8 million and $3.8 million accrued for equity compensation grants during the six months ended June 30, 2019 and 2018, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to an accrual related to annual stock-based performance grants.
Occupancy and equipment expense includes fees related to leased property operations and repairs and maintenance. Occupancy and equipment expense in the six months ended June 30, 2019 was $8.0 million, an increase of $1.1 million, compared to $7.0 million for the six months ended June 30, 2018, which was attributable to an increase in lease costs and property taxes, including added leases from our acquisition of the the Branches.
Legal and professional fees were $3.4 million for the six months ended June 30, 2019 as compared to $4.0 million for the six months ended June 30, 2018. This decrease is due to our increased leverage in internal legal resources.
Data processing costs increased $0.9 million, or 20.5%, to $5.0 million for the six months ended June 30, 2019 from $4.2 million for the six months ended June 30, 2018. The increase for the six months ended June 30, 2019 was attributable to our growth and volume of transaction processing.
Merger costs amounted to $4.4 million for the six months ended June 30, 2019 compared to $1.2 million for the six months ended June 30, 2018. Merger costs during the six months ended June 30, 2019 include costs associated with our Atlantic Capital branch acquisition completed during the second quarter of 2019. Merger costs for the six months ended June 30, 2018 were related to the merger with the Clayton Banks that closed on July 31, 2017.
Amortization of core deposits and other intangibles represents amortization of core deposit intangible assets acquired through acquisitions and other miscellaneous intangibles. Amortization of core deposit and other intangible assets totaled $2.0 million for the six months ended June 30, 2019 compared to $1.7 million for the six months ended June 30, 2018. The increase is due to the additional core deposit intangible related to the acquisition of the Branches, which had a preliminary fair value of $10.8 million at the April 5, 2019 closing date. The Company amortizes the core deposit intangibles under sum of the years digits method, which accelerates amortization at the beginning of its estimated useful life and reduces over time.
Regulatory fees and deposit insurance assessments remained relatively flat during the six months ended June 30, 2019 at $1.2 million compared to $1.3 for the six months ended June 30, 2018.
Software license and maintenance fees for the six months ended June 30, 2019 were $1.1 million compared to $1.3 million for the six months ended June 30, 2018.
Advertising costs for the six months ended June 30, 2019 were $5.2 million, a decrease of $1.5 million compared to $6.7 million for the six months ended June 30, 2018. The decrease is attributable to decreased advertising from our mortgage business.
Other noninterest expense for the six months ended June 30, 2019 was $17.2 million, an increase of $0.4 million from the six months ended June 30, 2018. This increase includes mortgage restructuring charges of $1.9 million and increased expenses due to our branch acquisition from Atlantic Capital Bank that was completed on April 5, 2019. The prior period included $0.7 million in offering expenses related to the completion of a $151.8 million follow-on secondary offering during the six months ended June 30, 2018.
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
Our efficiency ratio was 71.2% and 64.6% for the three months ended June 30, 2019 and 2018, respectively, and 69.3% and 66.6% for the six months ended June 30, 2019 and 2018, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 65.9% and 63.4% for the three months ended June 30, 2019 and 2018, respectively and 65.4% and 65.1% for the six months ended June 30, 2019 and 2018, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2019	2018	2019	2018	2018
Return on average total assets	1.30%	1.86%	1.41%	1.79%	1.66%
Return on average shareholders' equity	10.6%	14.4%	11.1%	13.9%	12.7%
Dividend payout ratio	13.7%	8.65%	13.3%	4.56%	7.93%
Average shareholders’ equity to average assets	12.3%	12.9%	12.7%	12.9%	13.0%
Income tax
Income tax expense was $6.3 million and $7.8 million for the three months ended June 30, 2019 and 2018, respectively, and $12.3 million and $13.3 million for the six months ended June 30, 2019 and 2018, respectively. This represents effective tax rates of 25.3% and 26.1% for the three months ended June 30, 2019 and 2018, respectively, and 24.3% and 24.1% for the six months ended June 30, 2019 and 2018, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and additional deductions for equity-based compensation upon the distribution of RSUs.

Financial condition
The following discussion of our financial condition compares the six months ended June 30, 2019 with the year ended December 31, 2018.
Total assets
Our total assets were $5.94 billion at June 30, 2019.  This compares to total assets of $5.14 billion as of December 31, 2018. This increase was largely attributable to an increase of $622.0 million in loans held for investment driven by strong demand for our loan products in our markets and the success of our growth initiatives, including $375.0 million of loans acquired through our branch acquisition from Atlantic Capital Bank.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 72.2% and 71.4% of our total assets as of June 30, 2019 and December 31, 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. At June 30, 2019 and December 31, 2018, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”). At June 30, 2019 and December 31, 2018, loans held for investment included approximately $103.2 million and $88.8 million, respectively, related to participated loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans
Loans increased $622.0 million, or 17.0%, to $4.29 billion as of June 30, 2019 as compared to $3.67 billion as of December 31, 2018. Our loan growth during the six months ended June 30, 2019 has been composed of increases of $122.2 million, or 14.1%, in commercial and industrial loans, $109.2 million, or 22.1%, in owner occupied commercial real estate loans, $221.9 million, or 31.7%, in non-owner occupied commercial real estate loans, $168.2 million, or 20.5%, in residential real estate loans and $30.6 million, or 13.4%, in consumer and other loans, respectively. These increases were offset by a decrease of $30.1 million, or 5.4%, in construction loans. The increase in loans during the six months ended June 30, 2019 is attributable to our Atlantic Capital branch acquisition, continued strong demand in our metropolitan markets, and continued favorable economic conditions throughout much of our geographic footprint.

Loans by type
The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$989,288	23%	$867,083	24%
Construction	525,954	12%	556,051	15%
Residential real estate:
1-to-4 family	688,984	16%	555,815	16%
Line of credit	218,006	5%	190,480	5%
Multi-family	82,945	2%	75,457	2%
Commercial real estate:
Owner-Occupied	602,723	14%	493,524	13%
Non-Owner Occupied	922,150	22%	700,248	19%
Consumer and other	259,466	6%	228,853	6%
Total loans	$4,289,516	100%	$3,667,511	100%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2019 and December 31, 2018, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.
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
The table below shows concentration ratios for the Bank and Company as of June 30, 2019 and December 31, 2018, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
June 30, 2019
Construction	91.8%	89.3%
Commercial real estate	267.3%	260.1%
December 31, 2018
Construction	99.1%	95.4%
Commercial real estate	237.5%	228.6%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of June 30, 2019, our commercial and industrial loans comprised $989.3 million, or 23% of loans, compared to $867.1 million, or 24% of loans, as of December 31, 2018.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of June 30, 2019, our owner occupied commercial real estate loans comprised $602.7 million, or 14% of loans, compared to $493.5 million, or 13%, of loans, as of December 31, 2018.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of June 30, 2019, our non-owner occupied commercial real estate loans comprised $922.2 million, or 22%, of loans, compared to $700.2 million, or 19% of loans, as of December 31, 2018.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of June 30, 2019, our residential real estate mortgage loans comprised $689.0 million, or 16% of loans, compared to $555.8 million, or 16%, of loans as of December 31, 2018.
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
Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of June 30, 2019 comprised $218.0 million or 5% of loans compared to $190.5 million, or 5%, of loans as of December 31, 2018.
Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of June 30, 2019 comprised $82.9 million, or 2% of loans, compared to $75.5 million, or 2%, of loans as of December 31, 2018.
Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of June 30, 2019, our construction loans comprised $526.0 million, or 12% of loans compared to $556.1 million, or 15% of loans as of December 31, 2018.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of June 30, 2019, our consumer and other loans comprised $259.5 million, or 6% of loans, compared to $228.9 million, or 6% of loans as of December 31, 2018.

Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of June 30, 2019 and December 31, 2018. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of June 30, 2019
Commercial and industrial	$338,806	$521,636	$128,846	$989,288
Commercial real estate:
Owner occupied	82,769	349,904	170,050	602,723
Non-owner occupied	100,792	544,158	277,200	922,150
Residential real estate:
1-to-4 family	65,445	249,304	374,235	688,984
Line of credit	7,604	44,221	166,181	218,006
Multi-family	9,070	40,262	33,613	82,945
Construction	212,711	262,748	50,495	525,954
Consumer and other	36,144	66,428	156,894	259,466
Total ($)	$853,341	$2,078,661	$1,357,514	$4,289,516
Total (%)	19.9%	48.5%	31.6%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2018
Commercial and industrial	$316,253	$442,720	$108,110	$867,083
Commercial real estate:
Owner occupied	82,141	296,303	115,080	493,524
Non-owner occupied	92,418	345,241	262,589	700,248
Residential real estate:
1-to-4 family	55,553	223,346	276,916	555,815
Line of credit	10,382	41,024	139,074	190,480
Multi-family	2,226	18,706	54,525	75,457
Construction	233,108	256,079	66,864	556,051
Consumer and other	31,580	52,516	144,757	228,853
Total ($)	$823,661	$1,675,935	$1,167,915	$3,667,511
Total (%)	22.5%	45.7%	31.8%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of June 30, 2019 and December 31, 2018:

Loan type (dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of June 30, 2019
Commercial and industrial	$274,808	$375,674	$650,482
Commercial real estate:
Owner occupied	418,729	101,225	519,954
Non-owner occupied	331,358	490,000	821,358
Residential real estate:
1-to-4 family	514,822	108,717	623,539
Line of credit	562	209,840	210,402
Multi-family	54,799	19,076	73,875
Construction	80,897	232,346	313,243
Consumer and other	206,597	16,725	223,322
Total ($)	$1,882,572	$1,553,603	$3,436,175
Total (%)	54.8%	45.2%	100.0%
(1) Included in fixed interest rates are loans totaling $23.6 million at June 30, 2019, in which the Company has entered into variable rate swap contracts.

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

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Fixed interest rate(1)	Floating interest rate	Total
As of June 30, 2019
One year or less	$351,481	$501,860	$853,341
One to five years	1,149,485	929,176	2,078,661
More than five years	733,087	624,427	1,357,514
Total ($)	$2,234,053	$2,055,463	$4,289,516
Total (%)	52.1%	47.9%	100.0%
 (1) Included in fixed interest rates are loans totaling $23.6 million at June 30, 2019, in which the Company has entered into variable interest rate swap contracts.

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
Of the loans shown above with floating interest rates totaling $2.06 billion as of June 30, 2019, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of June 30, 2019
Loans with current rates above floors	132,241	—	261,122	—	323,964	—
Loans with current rates below floors:
1-25 bps	31,533	13.23	38,938	14.14	55,403	12.91
26-50 bps	1,016	39.73	3,562	47.79	13,019	41.92
51-75 bps	525	57.62	5,572	74.55	31,014	61.85
76-100 bps	504	97.08	7,517	91.66	19,437	91.91
101-125 bps	22	115.45	349	103.21	5,398	103.81
126-150 bps	—	—	—	—	251	146.05
151-200 bps	—	—	13,561	169.95	341	160.13
200-250 bps	—	—	—	—	466	205.75
251 bps and above	71	850.00	—	—	80	309.00
Total loans with current rates below floors	$33,671	3.61	$69,499	$12.60	125,409	$12.77

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
Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. PCI contractually past due 30-89 days amounted to $5.5 million and $3.6 million as of June 30, 2019 and December 31, 2018, respectively, and an additional $1.2 million and $4.1 million were contractually past due 90 days or more as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, we had $35.3 million and $31.4 million, respectively, in nonperforming assets. As of June 30, 2019 and December 31, 2018, other real estate owned included $7.7 million and $5.4 million, respectively, of excess land and facilities resulting from our acquisitions. Other nonperforming assets, including other repossessed non-real estate, as of June 30, 2019 and December 31, 2018 amounted to $1.5 million and $1.6 million, respectively.
If our nonperforming assets would have been current during the three and six months ended June 30, 2019, we would have recorded an additional income of $0.5 million and $0.9 million, respectively, compared to $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2018. We had net interest recoveries of $0.2 million and $0.2 million, respectively, for the three and six months ended June 30, 2019, compared to $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2018, recognized on loans that had previously been charged off or classified as nonperforming in previous periods.

The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of June 30,		As of December 31,
(dollars in thousands)	2019	2018	2018
Loan Type
Commercial and industrial	$488	$852	$503
Construction	284	521	283
Residential real estate:
1-to-4 family mortgage	6,818	3,152	3,441
Residential line of credit	1,342	761	1,761
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,376	2,052	2,620
Non-owner occupied	6,720	1,212	6,962
Consumer and other	1,207	263	1,156
Total nonperforming loans held for investment	18,235	8,813	16,726
Loans held for sale	—	—	397
Other real estate owned	15,521	14,639	12,643
Other	1,499	2,341	1,637
Total nonperforming assets	$35,255	$25,793	$31,403
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.43%	0.26%	0.46%
Total nonperforming assets as a percentage of total assets	0.59%	0.52%	0.61%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.04%	0.03%	0.06%
Loans restructured as troubled debt restructurings	$8,714	$8,603	$6,794
Troubled debt restructurings as a percentage of total loans held for investment	0.20%	0.25%	0.19%

Total nonperforming loans as a percentage of loans were 0.43% as of June 30, 2019 as compared to 0.46% as of December 31, 2018. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 165.3% as of June 30, 2019 as compared to 173.0% as of December 31, 2018.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Loans 30-89 days past due were $11.2 million at June 30, 2019, as compared to $9.2 million at December 31, 2018.
Neither the credit portion nor any other portion of the fair value discount is reflected in the reported allowance for loan and lease losses. However, as of June 30, 2019, the allowance included $1.3 million in reserves related to subsequent deterioration on loans acquired in our previous mergers and acquisitions. No deterioration subsequent to the acquisition date has been recorded related to the loans acquired from the Branches as of June 30, 2019. Under acquisition accounting rules set forth in ASC 805, "Business Combinations," preliminary fair value estimates are subject to change within up to a one-year measurement period to finalize fair values assigned to assets acquired and liabilities assumed and finalize the overall purchase price allocation. As such, we may record adjustments to preliminary estimates related to our acquisition of the Branches through December 31, 2019.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Gain (loss) on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $1.1 million and $2.0 million were sold as of three and six months ended June 30, 2019, resulting in a net gain of $0.3 million and $0.2 million, respectively.
Other real estate owned with a cost basis of $1.1 million and $2.7 million were sold during the three and six months ended June 30, 2018, respectively, resulting in a net gain of $23 thousand and a net loss of $0.2 million, respectively.

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
Loans totaling $68.8 million and $66.5 million were classified as substandard under our policy at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, $19.5 million and $22.3 million of substandard loans were purchased credit impaired in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at June 30, 2019 and December 31, 2018.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of June 30, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$919,900	$57,599	$9,957	$987,456
Construction	512,525	7,426	1,327	521,278
Residential real estate:
1-to-4 family mortgage	646,636	7,341	12,606	666,583
Residential line of credit	213,362	1,864	2,706	217,932
Multi-family mortgage	82,876	69	—	82,945
Commercial real estate:
Owner occupied	559,544	23,251	13,305	596,100
Non-owner occupied	890,293	11,418	7,049	908,760
Consumer and other	236,005	2,656	2,351	241,012
Total loans, excluding purchased credit impaired loans	$4,061,141	$111,624	$49,301	$4,222,066

Purchased credit impaired loans
Commercial and industrial	$—	$1,101	$731	$1,832
Construction	—	3,747	929	4,676
Residential real estate:
1-to-4 family mortgage	—	17,365	5,036	22,401
Residential line of credit	—	—	74	74
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,613	2,010	6,623
Non-owner occupied	—	5,520	7,870	13,390
Consumer and other	—	15,577	2,877	18,454
Total purchased credit impaired loans	$—	$47,923	$19,527	$67,450
Total loans	$4,061,141	$159,547	$68,828	$4,289,516

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512

Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511
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
In addition, on a regular basis, management and the Company’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $30.1 million and $28.9 million and represented 0.70% and 0.79% of loans held for investment at June 30, 2019 and December 31, 2018, respectively. This decrease is the result of continued strong credit quality and was also impacted by the addition of purchased loans from our branch acquisition from Atlantic Capital, which contributed to this decrease as newly purchased loans were recorded at fair value as of the acquisition date and do not carry any significant allowance for loan losses as of June 30, 2019.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$4,923	23%	$5,348	24%
Construction	9,655	12%	9,729	15%
Residential real estate:
1-to-4 family mortgage	3,288	16%	3,428	16%
Residential line of credit	755	5%	811	5%
Multi-family mortgage	617	2%	566	2%
Commercial real estate:
Owner occupied	3,512	14%	3,132	13%
Non-owner occupied	4,478	22%	4,149	19%
Consumer and other	2,910	6%	1,769	6%
Total allowance	$30,138	100%	$28,932	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2019	2018	2019	2018	2018
Allowance for loan loss at beginning of period	$29,814	$24,406	$28,932	$24,041	$24,041
Charge-offs:
Commercial and industrial	(79)	(5)	(258)	(225)	(898)
Construction	—	(15)	—	(15)	(29)
Residential real estate:
1-to-4 family mortgage	(1)	(5)	(82)	(65)	(138)
Residential line of credit	(103)	—	(135)	(20)	(36)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	(91)
Non-owner occupied	—	—	—	—	—
Consumer and other	(587)	(396)	(1,166)	(757)	(1,613)
Total charge-offs	$(770)	$(421)	$(1,641)	$(1,082)	$(2,805)
Recoveries:
Commercial and industrial	38	135	50	270	390
Construction	6	862	7	1,114	1,164
Residential real estate:
1-to-4 family mortgage	24	43	37	58	171
Residential line of credit	21	44	46	71	178
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	5	108	92	131	143
Non-owner occupied	—	—	—	51	51
Consumer and other	119	107	343	313	550
Total recoveries	$213	$1,299	$575	$2,008	$2,647
Net (charge-offs) recoveries	(557)	878	(1,066)	926	(158)
Provision for loan losses	881	1,063	2,272	1,380	5,398
Adjustments for transfers to loans HFS	—	—	—	—	(349)
Allowance for loan loss at the end of period	$30,138	$26,347	$30,138	$26,347	$28,932
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.05)%	0.11%	(0.05)%	0.06%	—%
Allowance for loan loss as a percentage of loans at end of period	0.70%	0.77%	0.70%	0.77%	0.79%
Allowance of loan loss as a percentage of nonperforming loans	165.3%	299.0%	165.3%	299.0%	173.0%

Mortgage loans held for sale
Mortgage loans held for sale were $294.7 million at June 30, 2019 compared to $278.8 million at December 31, 2018. Interest rate lock volume for the three months ended June 30, 2019 and 2018 totaled $1.82 billion and $1.98 billion, respectively, compared to $3.19 billion and $4.10 billion for the six months ended June 30, 2019 and 2018, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The decrease in interest rate lock volume for the three and six months ended June 30, 2019, reflects changes in market conditions and other related factors, particularly in our wholesale delivery channels, which were sold during the second and third quarters of 2019. While interest rate lock volume was down in total, production from our retail and Consumer Direct channels benefited from decreased interest rates in three months ended June 30, 2019. This resulted in an increase in interest rate lock commitments in the pipeline to $608.7 million at June 30, 2019 from $318.7 million at December 31, 2018.
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
Total deposits were $4.84 billion and $4.17 billion as of June 30, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits at June 30, 2019 and December 31, 2018 were $1,111.9 million and $949.1 million, respectively, while interest-bearing deposits were $3.73 billion and $3.22 billion at June 30, 2019 and December 31, 2018, respectively. The 16.1% increase in total deposits is partially attributed to the acquisition of $588.9 million in deposits acquired from the Branches, continued focus on core customer deposit growth, and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank.
Brokered and internet time deposits at June 30, 2019 and December 31, 2018 were $29.9 million and $103.1 million, respectively. The decrease of $73.2 million was due to expected maturity of brokered deposits while replacing with lower cost funds, which is consistent with our asset liability management strategy.
Included in noninterest-bearing deposits are certain mortgage escrow deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $68.3 million and $53.5 million at June 30, 2019 and December 31, 2018, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $535.4 million at June 30, 2019 compared to $448.6 million at December 31, 2018.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed in Note 16 to the consolidated unaudited financial statements included in this Report. The mix between noninterest-bearing and interest-bearing deposits as of June 30, 2019 remained consistent with the mix at December 31, 2018. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature.
Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest paid and rate analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Amount	% of total	Average rate	Amount	% of total	Average rate
Deposit Type
Noninterest-bearing demand	$1,111,921	23%	—	$949,135	23%	—
Interest-bearing demand	984,847	20%	0.95%	863,706	21%	0.73%
Money market	1,262,987	26%	1.49%	1,064,191	26%	1.06%
Savings deposits	205,880	4%	0.15%	174,940	4%	0.15%
Customer time deposits	1,247,327	26%	2.09%	1,016,638	24%	1.40%
Brokered and internet time deposits	29,864	1%	2.12%	103,107	2%	1.79%
Total deposits	$4,842,826	100%	1.14%	$4,171,717	100%	0.76%
Customer Time Deposits
0.00-0.50%	$23,316	2%		$34,696	3%
0.51-1.00%	162,491	13%		196,032	19%
1.01-1.50%	60,168	5%		124,007	12%
1.51-2.00%	151,089	12%		60,286	6%
2.01-2.50%	407,529	33%		260,173	26%
Above 2.50%	442,734	35%		341,444	34%
Total customer time deposits	$1,247,327	100%		$1,016,638	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$787	1%
0.51-1.00%	—	—%		548	1%
1.01-1.50%	11,261	38%		21,211	21%
1.51-2.00%	14,882	50%		15,204	15%
2.01-2.50%	3,373	11%		63,167	60%
Above 2.50%	348	1%		2,190	2%
Total brokered and internet time deposits	29,864	100%		103,107	100%
Total time deposits	$1,277,191			$1,119,745

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$283,783	$92,127	$375,910
Over Three to Six	116,446	77,327	193,773
Over Six to Twelve	136,657	100,014	236,671
Over Twelve	310,213	160,624	470,837
Total	$847,099	$430,092	$1,277,191

	As of December 31, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$142,472	$95,209	$237,681
Over Three to Six	86,877	57,592	144,469
Over Six to Twelve	241,516	132,204	373,720
Over Twelve	236,972	126,903	363,875
Total	$707,837	$411,908	$1,119,745

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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$996	—%	$989	—%
Mortgage-backed securities	517,505	77%	508,580	78%
Municipals, tax exempt	149,305	22%	138,887	21%
Treasury securities	7,409	1%	7,242	1%
Total securities available for sale	$675,215	100%	$655,698	100%
The balance of our available-for-sale debt securities portfolio at June 30, 2019 was $675.2 million compared to $655.7 million at December 31, 2018.  During the three and six months ended June 30, 2019, we purchased $30.0 million and $54.2 million in investment securities, respectively. This compares to purchases of $39.5 million and $121.1 million during the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 71.0% and 61.0% of these purchases, respectively. This compares to purchases of mortgage-backed securities and CMOs, in the aggregate, comprising of 66.5% and 85.8% during the three and six months ended June 30, 2018. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 29.0% and 39.0% of total securities purchased in the three and six months ended June 30, 2019, respectively, and made up 33.5% and 14.2% of total securities purchased during the same periods in 2018. The carrying value of securities sold during the three and six months ended June 30, 2019, totaled $0 and $1.8 million, respectively. This compares to the carrying value of total securities sold during the three and six months ended June 30, 2018 totaling $0 and $0.2 million, respectively. Maturities and calls of securities during the three and six months ended June 30, 2019, totaled $29.4 million and $50.2 million, respectively, while totaling $18.0 million and $34.5 million during the same periods in 2018. As of June 30, 2019 and December 31, 2018, net unrealized gains of $7.3 million and losses of $12.3 million, respectively, were recorded on available-for-sale debt securities.
As of June 30, 2019 and December 31, 2018, the Company had $3.2 million and $3.1 million, respectively, in equity securities recorded at fair value. The change in the fair value of equity securities resulted in net gains of $47 thousand and $96 thousand, respectively, during the three and six months ended June 30, 2019 compared to net losses of $43 thousand and $81 thousand, respectively, during the three and six months ended June 30, 2018.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of June 30, 2019 and 2018:

	As of June 30, 2019			As of December 31, 2018
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—%	—%	$—	—%	—%
Maturing in one to five years	7,409	1.1%	1.76%	7,242	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	7,409	1.1%	1.76%	7,242	1.1%	1.76%
Government agency securities:
Maturing within one year	996	0.1%	1.43%	989	0.2%	1.43%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	996	0.1%	1.43%	989	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	5,478	0.8%	6.17%	15,039	2.3%	6.14%
Maturing in one to five years	6,223	0.9%	4.96%	6,498	1.0%	4.86%
Maturing in five to ten years	16,404	2.4%	4.34%	18,387	2.8%	4.68%
Maturing after ten years	121,200	17.9%	4.04%	98,963	15.1%	4.13%
Total obligations of state and municipal subdivisions	149,305	22.0%	4.19%	138,887	21.2%	4.46%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	17,656	2.6%	3.12%	11,988	1.8%	3.07%
Maturing after ten years	499,849	74.2%	2.61%	496,592	75.7%	2.67%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	517,505	76.8%	2.63%	508,580	77.5%	2.68%
Total investment securities	$675,215	100.0%	3.02%	$655,698	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.
The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
As of As of June 30, 2019
US Government agency securities	$1,000	$—	$(4)	$996
Mortgage-backed securities	516,458	4,786	(3,739)	517,505
Municipals, tax exempt	143,049	6,319	(63)	149,305
Treasury securities	7,405	4	—	7,409
	$667,912	$11,109	$(3,806)	$675,215
As of As of December 31, 2018
US Government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
	$668,033	$2,756	$(15,091)	$655,698
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
The following table sets forth our total borrowings segmented by years to maturity as of June 30, 2019:

	June 30, 2019
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
June 30, 2020	$226,369	88%	2.37%
June 30, 2021	—	—%	—%
June 30, 2022	—	—%	—%
June 30, 2023	—	—%	—%
June 30, 2024	—	—%	—%
Thereafter	30,930	12%	5.51%
Total	$257,299	100%	2.75%
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $25.5 million and $15.1 million at June 30, 2019 and December 31, 2018, respectively.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $240.0 million as of June 30, 2019 and December 31, 2018. There were borrowings against the line of $15.9 million at June 30, 2019 and no borrowings against the line at December 31, 2018.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $573.2 million and qualifying commercial mortgages of $474.2 million as collateral securing a line of credit with a total borrowing capacity of $832.6 million as of June 30, 2019. As of December 31, 2018, we pledged qualifying residential mortgages of $619.0 million and qualifying commercial mortgages of $608.7 million as collateral securing a line of credit with a total borrowing capacity of $737.0 million.
Borrowings against our line totaled $185.0 million and $181.8 million as of June 30, 2019 and December 31, 2018, respectively. Total borrowings comprised $0 and $1.8 million in long-term advances as of June 30, 2019 and December 31, 2018, respectively, and $85.0 million and $80.0 million in overnight cash management advances (CMAs) as of June 30, 2019 and December 31, 2018, respectively. In addition, a letter of credit with FHLB of $200.0 million and $100.0 million was pledged to secure public funds that required collateral at June 30, 2019 and December 31, 2018, respectively. Included in total FHLB advances is $100.0 million borrowed during the third quarter of 2017 as part of the funding strategy for the Clayton Banks merger. These advances have 90 day fixed rate repricing terms. An additional line of $800 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $185.0 million for the three and six months ended June 30, 2019 and $388.1 million for the twelve months ended December 31, 2018. The weighted average interest rate on FHLB borrowings was 2.56% at June 30, 2019 and December 31, 2018.
Subsequent to June 30, 2019, the Company entered into two new borrowing agreements with the FHLB that contain putable features. The FHLB advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively, however, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predeterminable fixed rates of 1.24% and 1.37%, respectively. This funding structure was designed to lower our cost of funding to offset the impact of declining rates on interest-earning assets and increase liquidity.
Additionally, the Bank maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2019 and 2018. As of June 30, 2019 and December 31, 2018, $1.42 billion and $1.34 billion of qualifying loans and $6.1 million and $8.6 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $1,041.6 million and $934.7 million, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of June 30, 2019 and December 31, 2018, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.48% and 5.97% at June 30, 2019 and December 31, 2018, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.57% and 5.65% at June 30, 2019 and December 31, 2018, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2019 and December 31, 2018, securities with a carrying value of $293.9 million and $326.2 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The balance of outstanding overnight CMAs at June 30, 2019 and December 31, 2018 were $85.0 million and $80.0 million, respectively. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy for the merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings.  At June 30, 2019 and December 31, 2018, the balance of our outstanding additional long-term advances with the FHLB were $0.0 million and $1.8 million, respectively. The remaining balance available with the FHLB was $447.6 million and $455.2 million at June 30, 2019 and December 31, 2018.  We also maintain lines of credit with other commercial banks totaling $240.0 million as of June 30, 2019 and December 31, 2018. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were borrowings against the line of $15.9 million at June 30, 2019 and no borrowings against the line at December 31, 2018.
Subsequent to June 30, 2019, the Company entered into two new borrowing agreements with the FHLB that contain putable features. The FHLB advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively, however, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predeterminable fixed rates of 1.24% and 1.37%, respectively. This funding structure was designed to lower our cost of funding to offset the impact of declining rates on interest-earning assets and increase liquidity.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of June 30, 2019 and December 31, 2018, $177.6 million and $164.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. No cash dividends from the Bank to the Company were paid during the three and six months ended June 30, 2019 or 2018.
During the three and six months ended June 30, 2019, the Company declared dividends of $0.08 per share, or $2.6 million, and $0.16 per share, or $5.1 million, respectively. During the three and six month ended June 30, 2018, the Company declared a dividend of $0.06 per share, or $1.8 million. Subsequent to June 30, 2019, the Company declared its third quarter dividend in the amount of $0.08 per share, or $2.6 million payable to stockholders of record as of August 1, 2019 on August 16, 2019. The Company routinely maintains cash balances on deposit with the Bank for ongoing corporate needs. We believe that our present position is adequate to meet our current and future liquidity needs.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the three and six months ended June 30, 2018, the Company paid $0.7 million under this agreement. No such expenses were incurred for the three and six months ended June 30, 2019.
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
The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of June 30, 2019 and December 31, 2018, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual			Required for capital adequacy purposes(1)				To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)		Amount		Ratio (%)		Amount		Ratio (%)
June 30, 2019
Common Equity Tier 1 (CET1)
FB Financial Corporation	$528,794	10.4%	>	$228,805	>	4.5%		N/A		N/A
FirstBank	$542,969	10.7%	>	$228,351	>	4.5%	>	$329,841	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$588,932	11.6%	>	$406,160	>	8.0%		N/A		N/A
FirstBank	$573,107	11.3%	>	$405,739	>	8.0%	>	$507,174	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$558,794	11.0%	>	$304,797	>	6.0%		N/A		N/A
FirstBank	$542,969	10.7%	>	$304,469	>	6.0%	>	$405,958	>	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$558,794	10.0%	>	$223,518	>	4.0%		N/A		N/A
FirstBank	$542,969	9.7%	>	$223,444	>	4.0%	>	$279,305	>	5.0%
December 31, 2018
Common Equity Tier 1 (CET1)
FB Financial Corporation	$524,013	11.7%	>	$201,543	>	4.5%		N/A		N/A
FirstBank	$532,395	11.9%	>	$201,326	>	4.5%	>	$290,804	>	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$582,945	13.0%	>	$358,735	>	8.0%		N/A		N/A
FirstBank	$561,327	12.5%	>	$359,249	>	8.0%	>	$449,062	>	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$554,013	12.4%	>	$268,071	>	6.0%		N/A		N/A
FirstBank	$532,395	11.9%	>	$268,434	>	6.0%	>	$357,913	>	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	>	$194,391	>	4.0%		N/A		N/A
FirstBank	$532,395	10.9%	>	$195,374	>	4.0%	>	$244,218	>	5.0%
(1) Minimum ratios presented exclude the capital conservation buffer.
We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at June 30, 2019 and December 31, 2018, of which $30.0 million are included in our Tier 1 capital.
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
As of June 30, 2019 and December 31, 2018, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of June 30, 2018, the date of the most recent notification from the FDIC, the Bank was well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the Bank’s category. As part of our ongoing balance sheet and capital management during the quarter, the Company sold $29.2 million of mortgage servicing rights on $2.03 billion of serviced mortgages. There was not a material gain or loss recognized in this transaction; however, the sale provided approximately $9.2 million in regulatory capital relief to support continued growth in the Banking segment of our business.
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
On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations. The final rule simplifies, for these banking organizations, the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital. The final rule also simplifies the calculation of the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties that is permitted to be included in regulatory capital. In addition, the final rule makes certain technical amendments to the Regulatory Capital Rules that are applicable to standardized approach banking organizations as well as advanced approaches banking organizations. The technical amendments are effective on October 1, 2019, and the simplification changes are effective on April 1, 2020.
On April 5, 2019, the Company completed its previously-announced branch acquisition to purchase eleven Tennessee and three Georgia branch locations from Atlantic Capital Bank, N.A. The result of the transaction decreased capital ratios at June 30, 2019.
Capital Expenditures
As of June 30, 2019, we had capital commitments amounting to $4.9 million to be paid over the next twelve months. Additionally, we plan on investing an additional $2.7 million in branch improvements and expansion across our markets over the next twelve months.
Shareholders’ equity
Our total shareholders’ equity was $718.8 million at June 30, 2019 and $671.9 million, at December 31, 2018. Book value per share was $23.29 at June 30, 2019 and $21.87 at December 31, 2018. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by declared dividends and activity related to equity-based compensation.
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

	June 30, 2019	December 31, 2018
Loan commitments	$1,191,641	$1,032,390
Standby letters of credit	17,525	19,024

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.
For more information about our off-balance sheet arrangements, see "Part I. Financial Information - Notes to Consolidated Financial Statements - Note (10) - Commitments and contingencies" in this this Report.
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	June 30,	December 31,	June 30,	December 31,
(in basis points)	2019	2018	2019	2018
+400	3.8%	9.7%	7.2%	12.3%
+300	3.0%	7.4%	5.7%	9.4%
+200	2.3%	5.1%	4.2%	6.6%
+100	1.3%	2.5%	2.3%	3.3%
-100	(4.8)%	(5.9)%	(6.5)%	(7.7)%
-200	(10.8)%	(14.2)%	(14.6)%	(18.1)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	June 30,	December 31,
(in basis points)	2019	2018
+400	(7.8)%	(3.0)%
+300	(5.3)%	(1.9)%
+200	(2.8)%	(0.6)%
+100	(0.9)%	(0.1)%
-100	(2.9)%	(2.6)%
-200	(11.1)%	(11.8)%

(1)
The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2019 and December 31, 2018 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. Beta assumptions on loans and deposits were consistent for both time periods.
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
Subsequent to June 30, 2019, the Company entered into two new borrowing agreements with the FHLB that contain putable features. The FHLB advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively, however, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predeterminable fixed rates of 1.24% and 1.37%, respectively. This funding structure was designed to lower our cost of funding to offset the impact of declining rates on interest-earning assets and increase liquidity.
For more information about our derivative financial instruments, see Note 11, “Derivative Instruments,” in the notes to our consolidated financial statements.

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
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2019:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2019	—	—	—	$50,000,000
May 1 - May 31, 2019	—	—	—	50,000,000
June 1 - June 30, 2019	—	—	—	50,000,000
Total	—	—	—	50,000,000
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

FB Financial Corporation

/s/ James R. Gordon
August 8, 2019	James R. Gordon Chief Financial Officer