Form 10-Q
period 2019-09-30
FB Financial Corp
filed 2019-11-07
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of November 5, 2019 was 30,932,152.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

PART I—FINANCIAL INFORMATION
ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	September 30,	December 31,
	2019 (Unaudited)	2018
ASSETS
Cash and due from banks	$31,594	$38,381
Federal funds sold	50,532	31,364
Interest-bearing deposits in financial institutions	160,871	55,611
Cash and cash equivalents	242,997	125,356
Investments:
Available-for-sale debt securities, at fair value	668,531	655,698
Equity securities, at fair value	3,250	3,107
Federal Home Loan Bank stock, at cost	15,976	13,432
Loans held for sale, at fair value	305,493	278,815
Loans	4,345,344	3,667,511
Less: allowance for loan losses	31,464	28,932
Net loans	4,313,880	3,638,579
Premises and equipment, net	91,815	86,882
Other real estate owned, net	16,076	12,643
Operating lease right-of-use assets	34,812	—
Interest receivable	17,729	14,503
Mortgage servicing rights, at fair value	66,156	88,829
Goodwill	168,486	137,190
Core deposit and other intangibles, net	18,748	11,628
Other assets	124,946	70,102
Total assets	$6,088,895	$5,136,764
LIABILITIES
Deposits
Noninterest-bearing	$1,214,373	$949,135
Interest-bearing checking	1,029,430	863,706
Money market and savings	1,481,697	1,239,131
Customer time deposits	1,170,827	1,016,638
Brokered and internet time deposits	25,436	103,107
Total deposits	4,921,763	4,171,717
Borrowings	307,129	227,776
Operating lease liabilities	37,760	—
Accrued expenses and other liabilities	77,408	65,414
Total liabilities	5,344,060	4,464,907
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 30,927,664 and 30,724,532 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30,928	30,725
Additional paid-in capital	426,816	424,146
Retained earnings	274,491	221,213
Accumulated other comprehensive income (loss), net	12,600	(4,227)
Total shareholders' equity	744,835	671,857
Total liabilities and shareholders' equity	$6,088,895	$5,136,764
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$67,639	$57,904	$194,363	$163,126
Interest on securities
Taxable	3,137	3,151	10,254	9,137
Tax-exempt	1,174	1,031	3,478	2,937
Other	1,292	526	2,799	1,303
Total interest income	73,242	62,612	210,894	176,503

Interest expense:
Deposits	13,522	7,864	38,865	18,833
Borrowings	1,415	1,993	3,685	4,969
Total interest expense	14,937	9,857	42,550	23,802
Net interest income	58,305	52,755	168,344	152,701
Provision for loan losses	1,831	1,818	4,103	3,198
Net interest income after provision for loan losses	56,474	50,937	164,241	149,503

Noninterest income:
Mortgage banking income	29,193	26,649	74,740	81,664
Service charges on deposit accounts	2,416	2,208	6,822	6,216
ATM and interchange fees	3,188	2,411	8,846	7,353
Investment services and trust income	1,336	1,411	3,918	3,797
(Loss) gain from securities, net	(20)	(27)	75	(116)
(Loss) gain on sales or write-downs of other real estate owned	(126)	120	112	(43)
Gain from other assets	44	326	52	239
Other income	2,114	1,257	5,598	4,283
Total noninterest income	38,145	34,355	100,163	103,393

Noninterest expenses:
Salaries, commissions and employee benefits	40,880	35,213	112,495	103,606
Occupancy and equipment expense	4,058	3,514	12,107	10,483
Legal and professional fees	1,993	1,917	5,412	5,925
Data processing	2,816	2,562	7,843	6,735
Merger costs	295	—	4,699	1,193
Amortization of core deposit and other intangibles	1,197	777	3,180	2,432
Advertising	1,895	3,810	7,066	10,500
Other expense	9,801	9,420	29,353	28,848
Total noninterest expense	62,935	57,213	182,155	169,722

Income before income taxes	31,684	28,079	82,249	83,174
Income tax expense	7,718	6,702	20,007	19,978
Net income	$23,966	$21,377	$62,242	$63,196
Earnings per common share
Basic	$0.77	$0.69	$2.01	$2.05
Fully diluted	0.76	0.68	1.97	2.01
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$23,966	$21,377	$62,242	$63,196
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) in available-for-sale securities, net of taxes of $1,296, ($1,348), $6,430 and ($4,667)	3,762	(3,749)	18,265	(12,845)
Reclassification adjustment for (gain) loss on sale of securities included in net income, net of taxes of $20, $0, $20 and $2	55	—	56	7
Net change in unrealized (loss) gain in hedging activities, net of taxes of ($90), $59, ($407) and $577	(256)	169	(1,151)	1,638
Reclassification adjustment for (gain) loss on hedging activities, net of taxes of ($46), $23, ($121) and $22	(130)	(69)	(343)	(62)
Total other comprehensive income (loss), net of tax	3,431	(3,649)	16,827	(11,262)
Comprehensive income	$27,397	$17,728	$79,069	$51,934
 See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at June 30, 2019	$30,866	$425,644	$253,080	$9,169	$718,759
Net income	—	—	23,966	—	23,966
Other comprehensive income, net of taxes	—	—	—	3,431	3,431
Stock based compensation expense	3	1,833	—	—	1,836
Restricted stock units vested and distributed, net of shares withheld	47	(1,089)	—	—	(1,042)
Shares issued under employee stock purchase program	12	428	—	—	440
Dividends declared ($0.08 per share)	—	—	(2,555)	—	(2,555)
Balance at September 30, 2019	$30,928	$426,816	$274,491	$12,600	$744,835

Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857
Initial adoption of ASU 2016-02 (See Note 1)	—	—	(1,309)	—	(1,309)
Net income	—	—	62,242	—	62,242
Other comprehensive income, net of taxes	—	—	—	16,827	16,827
Stock based compensation expense	9	5,612	—	—	5,621
Restricted stock units vested and distributed, net of shares withheld	171	(3,723)	—	—	(3,552)
Shares issued under employee stock purchase program	23	781	—	—	804
Dividends declared ($0.24 per share)	—	—	(7,655)	—	(7,655)
Balance at September 30, 2019	$30,928	$426,816	$274,491	$12,600	$744,835

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at June 30, 2018	$30,683	$420,382	$187,250	$(7,356)	$630,959
Net income	—	—	21,377	—	21,377
Other comprehensive loss, net of taxes	—	—	—	(3,649)	(3,649)
Stock based compensation expense	3	1,505	—	—	1,508
Restricted stock units vested and distributed, net of shares withheld	18	(100)	—	—	(82)
Shares issued under employee stock purchase program	12	515	—	—	527
Dividends declared ($0.06 per share)	—	—	(1,909)	—	(1,909)
Balance at September 30, 2018	$30,716	$422,302	$206,718	$(11,005)	$648,731

Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729
Initial adoption of ASU 2016-01 (See Note 1)	—	—	(109)	109	—
Net income	—	—	63,196	—	63,196
Other comprehensive loss, net of taxes	—	—	—	(11,262)	(11,262)
Stock based compensation expense	9	5,318	—	—	5,327
Restricted stock units vested and distributed, net of shares withheld	142	(2,779)	—	—	(2,637)
Shares issued under employee stock purchase program	29	1,167	—	—	1,196
Dividends declared ($0.12 per share)	—	—	(3,818)	—	(3,818)
Balance at September 30, 2018	$30,716	$422,302	$206,718	$(11,005)	$648,731
 See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$62,242	$63,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,830	3,251
Amortization of core deposit and other intangibles	3,180	2,432
Capitalization of mortgage servicing rights	(30,319)	(41,555)
Net change in fair value of mortgage servicing rights	23,832	(1,656)
Stock-based compensation expense	5,621	5,327
Provision for loan losses	4,103	3,198
Provision for mortgage loan repurchases	255	598
Accretion of yield on purchased loans	(6,030)	(5,745)
Accretion of discounts and amortization of premiums on securities, net	2,113	2,108
(Gain) loss from securities, net	(75)	116
Originations of loans held for sale	(3,477,658)	(4,777,814)
Repurchases of loans held for sale	(9,919)	(7,892)
Proceeds from sale of loans held for sale	3,527,632	5,003,669
Gain on sale and change in fair value of loans held for sale	(72,749)	(71,883)
Net (gain) loss or write-downs of other real estate owned	(112)	43
Gain on other assets	(52)	(239)
Impairment of goodwill	100	—
Provision for deferred income taxes	(5,900)	4,416
Changes in:
Other assets and interest receivable	(50,509)	(28,473)
Accrued expenses and other liabilities	4,243	(12,350)
Net cash (used in) provided by operating activities	(16,172)	140,747
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	24,498	221
Maturities, prepayments and calls	78,861	54,576
Purchases	(92,059)	(137,891)
Purchases of FHLB stock	(2,544)	(2,020)
Net increase in loans	(295,791)	(352,776)
Proceeds from sale of mortgage servicing rights	29,160	39,428
Purchases of premises and equipment	(4,052)	(8,608)
Proceeds from the sale of premises and equipment	1,275	341
Proceeds from the sale of other real estate owned	2,718	3,666
Proceeds from the sale of other assets	—	869
Net cash received in business combination (See Note 2)	171,032	—
Net cash used in investing activities	(86,902)	(402,194)
Cash flows from financing activities:
Net increase in demand deposits	231,763	100,724
Net (decrease) increase in time deposits	(70,594)	364,354
Net increase in securities sold under agreements to repurchase and federal funds purchased	1,546	35,824
Net increase (decrease) in FHLB advances	68,235	(172,451)
Share based compensation witholding payment	(3,552)	(2,637)
Net proceeds from sale of common stock	804	1,196
Dividends paid	(7,487)	(3,684)
Net cash provided by financing activities	220,715	323,326
Net change in cash and cash equivalents	117,641	61,879
Cash and cash equivalents at beginning of the period	125,356	119,751
Cash and cash equivalents at end of the period	$242,997	$181,630

Supplemental cash flow information:
Interest paid	$41,463	$21,690
Taxes paid	21,377	19,137
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,565	$1,490
Transfers from premises and equipment to other real estate owned at fair value	2,640	—
Loans provided for sales of other real estate owned	166	636
Transfers from loans to loans held for sale	5,460	—
Transfers from loans held for sale to loans	11,476	13,584
Derecognition of rebooked GNMA delinquent loans	—	43,035
Trade date payable - securities	3,671	7,253
Dividends declared not paid on restricted stock units	168	134
Decrease to retained earnings for adoption of new accounting standards (See Note 1)	1,309	109
Right-of-use assets obtained in exchange for operating lease liabilities	39,011	—
See accompanying notes to consolidated financial statements (unaudited).

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
(Amounts are in thousands)
Overview and presentation
FB Financial Corporation (the “Company”) is a bank holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"), with 68 full-service branches throughout Tennessee, north Alabama, and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no other subsequent events other than described below that occurred after September 30, 2019, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
On October 17, 2019, the Company declared a regular quarterly dividend of $0.08 per share to be paid on November 15, 2019 to shareholders of record as of November 1, 2019, totaling approximately $2,556.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per common share calculation:
Net income	$23,966	$21,377	$62,242	$63,196
Dividends paid on and undistributed earnings allocated to participating securities	(128)	(114)	(333)	(337)
Earnings attributable to common shareholders	$23,838	$21,263	$61,909	$62,859
Weighted-average basic shares outstanding	30,899,583	30,692,668	30,849,035	30,661,852
Basic earnings per common share	$0.77	$0.69	$2.01	$2.05
Diluted earnings per common share:
Earnings attributable to common shareholders	23,838	21,263	61,909	62,859
Weighted-average basic shares outstanding	30,899,583	30,692,668	30,849,035	30,661,852
Weighted-average diluted shares contingently issuable	525,990	646,960	529,751	636,802
Weighted-average diluted shares outstanding	31,425,573	31,339,628	31,378,786	31,298,654
Diluted earnings per common share	$0.76	$0.68	$1.97	$2.01
Recently adopted accounting policies:
Except as set forth below, the Company did not adopt any new accounting policies that were not disclosed in the Company's 2018 audited consolidated financial statements included on Form 10-K.
Leases
The Company leases certain banking, mortgage and operations locations. Effective January 1, 2019, the Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, incentive liabilities, leasehold intangibles and any impairment of the right-of-use asset. In determining whether a contract contains a lease, management conducts an analysis at lease inception to ensure an asset was specifically identified and the Company has control of use of the asset. For contracts determined to be leases entered into after January 1, 2019, the Company performs additional analysis to determine whether the lease should be classified as a finance or operating lease. The Company considers a lease to be a finance lease if future minimum lease payments amount to greater than 90% of the asset's fair value or if the lease term is equal to or greater than 75% of the asset's estimated economic useful life. As of September 30, 2019, the Company did not have any leases that were determined to be finance leases. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year). Additionally, the Company has not recorded equipment leases or leases in which the Company is the lessor on the consolidated balance sheets as these are not material to the Company.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

There are no residual value guarantees or restrictions or covenants imposed by leases that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal.
Recently adopted accounting standards:
Except as set forth below, the Company did not adopt any new accounting standards that were not disclosed in the Company's 2018 audited consolidated financial statements included on Form 10-K.
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
In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and 2018-11, “Leases (Topic 842): Targeted Improvements”. ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to provide corrections or improvements to a number of areas within FASB Accounting Standards Codification ("ASC") Topic 842 and provides additional and optional transition method to adopt the new lease standard. ASU No. 2018-11 allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The amendments in these updates became effective for the Company on January 1, 2019.
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
In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.”  These amendments modify FASB Codification to reflect previously issued SEC rules for disclosure updates and simplification and investment company reporting modernization. The SEC adopted these rules to improve its regulations on financial reporting and disclosure. Other miscellaneous updates were made to agree to the electronic Code of Federal Regulations.  The amendments in this update became effective upon issuance on July 26, 2019.  There were no material impacts on the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Newly issued not yet effective accounting standards:
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated ("PCD").
The new current expected credit loss standard ("CECL") also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective.
ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019.  Management established a CECL implementation working group, which includes the appropriate members of management to evaluate the impact the adoption of this ASU will have on the Company's financial statements and disclosures and determine the most appropriate method of implementing the amendments in this ASU. The working group selected a software vendor and has worked to validate the accuracy and completeness of data being used as inputs into the model based on the methodology selected for the Company's identified loan segments. During the remainder of 2019, the Company will refine modeling segments and assumptions in addition to finalizing and documenting internal controls and accounting and credit policy elections, drafting disclosures, and completing model validation. Parallel processing of the existing allowance for loan losses model with the CECL model will occur during the fourth quarter of 2019. The Company is currently evaluating the impact of this adoption on its financial statements and disclosures and currently expects to record a one-time adjustment to retained earnings to increase the allowance for loan losses, however the magnitude of this adjustment cannot currently be reasonably quantified. The total increase in the allowance for loan losses will be partly offset by the existing credit discount on purchased credit impaired loans upon adoption. Management plans to disclose the total impact in Form 10-K for the year ended December 31, 2019.
In December 2018, the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation ("FDIC") approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company plans to adopt the transitional guidance to reduce the impact of the initial adoption to our capital.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief."  These amendments provide targeted transition relief allowing entities to irrevocably elect the fair value option, on an instrument-by-instrument basis, for certain financial assets (excluding held-to-maturity debt securities) previously measured at amortized cost.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  This update will not have an impact on the Company's consolidated financial statements or disclosures.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (2)—Mergers and acquisitions:
FNB Financial Corp. merger
On September 17, 2019, the Company entered into a definitive agreement to acquire FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Farmers National has five branches and reported total assets of $251,216, loans of $174,850 and deposits of $201,909 as of September 30, 2019. The Company expects to issue 954,827 shares of FBK common stock as consideration in connection with the merger, in addition to approximately $15,000 in cash consideration. The market value of the stock consideration will fluctuate with the market price of the Company's common stock and will not be known until the merger is consummated. Based on the closing price of the Company's common stock on the New York Stock Exchange of $38.26 on September 17, 2019, the merger consideration represented approximately $51,900 in aggregate consideration. The acquisition is expected to close in the first quarter of 2020 and is subject to regulatory approvals, approval by FNB Financial Corp. shareholders and other customary closing conditions.
Upon consummation, Farmers National will be merged with and into FB Financial. The Farmers National merger will be accounted for under FASB ASC Topic 805, "Business Combinations."
Atlantic Capital Bank branch acquisition
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc. (collectively, “Atlantic Capital”) in a transaction valued at $36,790, further increasing market share in existing markets and expanding the Company's footprint into new locations. Upon consummation, the Branches were merged with and into FirstBank, consolidating three of the purchased branches across the existing bank footprint. Under the terms of the agreement, the Bank assumed $588,877 in deposits for a premium of 6.25% and acquired $374,966 in loans at 99.32% of principal outstanding.
The acquisition of the Branches was accounted for in accordance with ASC Topic "Business Combinations." Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The Company is finalizing the fair value of acquired assets and liabilities assumed and as such, purchase accounting is not yet complete.
Goodwill of $31,396 recorded in connection with the transaction resulted from the ongoing business contribution of the Branches.
The Company incurred $199 and $4,614 in merger expenses during the three and nine months ended September 30, 2019, respectively, in connection with this transaction. These expenses are primarily comprised of professional services and employee-related costs in addition to branch closings and conversion and integration costs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables present the preliminary fair values of assets acquired and liabilities assumed as of the April 5, 2019 acquisition date and an allocation of the consideration to net assets acquired:

As of April 5, 2019
As Recorded by FB Financial Corporation(1)
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
(1) Cash and cash equivalents were reduced in settlement by the deposit premium paid of $36,790 to reflect net cash received of $171,032.

Consideration:
Deposit premium	$36,790
Preliminary allocation of consideration:
Fair value of net assets acquired	$5,394
Goodwill (preliminary)	31,396
Total consideration	$36,790

The following table presents the fair value of acquired purchased credit impaired loans accounted for in accordance with ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" from the Atlantic Capital branch acquisition as of the acquisition date:

April 5, 2019
Contractually-required principal and interest	$11,374
Nonaccretable difference	1,615
Best estimate of contractual cash flows expected to be collected	9,759
Accretable yield	1,167
Fair value	$8,592

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2019 and 2018 as though the merger had been completed as of January 1, 2018. The unaudited estimated pro forma information combines the historical results of the Branches with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2018 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net interest income	$58,305	$56,522	$171,915	$165,209
Total revenues	$96,450	$91,688	$272,868	$271,099
Net income	$23,966	$20,283	$59,745	$60,680
Due to the timing of the data conversion and the integration of operations of the Branches onto the Company's existing operations, historical reporting of the acquired Branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses from the acquired Branches since the acquisition date are not available.

Note (3)—Investment securities:
The amortized cost of securities and their fair values at September 30, 2019 and December 31, 2018 are shown below:

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(1)	$999
Mortgage-backed securities - residential	481,580	5,784	(2,064)	485,300
Municipals, tax exempt	165,100	8,754	(69)	173,785
Treasury securities	7,415	17	—	7,432
Corporate securities	1,000	15	—	1,015
Total	$656,095	$14,570	$(2,134)	$668,531

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities - residential	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
Total	$668,033	$2,756	$(15,091)	$655,698
As of September 30, 2019 and December 31, 2018, the Company had $3,250 and $3,107 in marketable equity securities recorded at fair value, respectively.
Securities pledged at September 30, 2019 and December 31, 2018 had carrying amounts of $329,681 and $326,215, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At September 30, 2019 and December 31, 2018, there were $3,671 and $2,120, respectively, in trade date payables that related to purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2019 and December 31, 2018 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	September 30, 2019		December 31, 2018
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$5,292	$5,312	$15,883	$16,028
Due in one to five years	12,477	12,601	13,806	13,740
Due in five to ten years	15,412	15,978	18,539	18,387
Due in over ten years	141,334	149,340	99,151	98,963
	174,515	183,231	147,379	147,118
Mortgage-backed securities - residential	481,580	485,300	520,654	508,580
Total debt securities	$656,095	$668,531	$668,033	$655,698
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$22,740	$—	$24,498	$221
Proceeds from maturities, prepayments and calls	28,694	20,068	78,861	54,576
Gross realized gains	1	—	7	1
Gross realized losses	76	—	83	9
Additionally, net gains on the change in fair value of equity securities of $55 and $151 were recognized during the three and nine months ended September 30, 2019, respectively. Net losses on the change in fair value of equity securities of $27 and $108 were recognized in the three and nine months ended September 30, 2018, respectively.
The following tables show gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$999	$(1)	$999	$(1)
Mortgage-backed securities - residential	26,610	(70)	217,385	(1,994)	243,995	(2,064)
Municipals, tax exempt	10,553	(69)	—	—	10,553	(69)
Treasury securities	—	—	—	—	—	—
Total	$37,163	$(139)	$218,384	$(1,995)	$255,547	$(2,134)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$989	$(11)	$989	$(11)
Mortgage-backed securities - residential	60,347	(478)	335,769	(12,787)	396,116	(13,265)
Municipals, tax exempt	27,511	(366)	25,343	(1,306)	52,854	(1,672)
Treasury securities	—	—	7,242	(143)	7,242	(143)
Total	$87,858	$(844)	$369,343	$(14,247)	$457,201	$(15,091)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of September 30, 2019 and December 31, 2018, the Company’s securities portfolio consisted of 359 and 360 securities, 57 and 174 of which were in an unrealized loss position, respectively.
The Company evaluates available-for-sale debt securities with unrealized losses for other-than-temporary impairment ("OTTI") on a quarterly basis and recorded no OTTI for the three and nine months ended September 30, 2019 and 2018. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Note (4)—Loans and allowance for loan losses:
Loans outstanding at September 30, 2019 and December 31, 2018, by major lending classification are as follows:

	September 30,	December 31,
	2019	2018
Commercial and industrial	$997,921	$867,083
Construction	537,784	556,051
Residential real estate:
1-to-4 family mortgage	710,077	555,815
Residential line of credit	215,493	190,480
Multi-family mortgage	80,352	75,457
Commercial real estate:
Owner occupied	620,635	493,524
Non-owner occupied	914,502	700,248
Consumer and other	268,580	228,853
Gross loans	4,345,344	3,667,511
Less: Allowance for loan losses	(31,464)	(28,932)
Net loans	$4,313,880	$3,638,579
As of September 30, 2019 and December 31, 2018, $527,351 and $618,976, respectively, of qualifying residential mortgage loans (including loans held for sale) and $521,754 and $608,735, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. As of September 30, 2019 and December 31, 2018, $1,403,511 and $1,336,092, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
As of September 30, 2019 and December 31, 2018, the carrying value of purchased credit impaired loans (“PCI”) loans accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality", were $63,069 and $68,999, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at the beginning of period	$(14,862)	$(20,169)	$(16,587)	$(17,682)
Additions through the branch acquisition of Atlantic Capital Bank	—	—	(1,167)	—
Principal reductions and other reclassifications from nonaccretable difference	(150)	(84)	100	(3,536)
Accretion	1,583	2,103	5,471	6,943
Changes in expected cash flows	110	6	(1,136)	(3,869)
Balance at end of period	$(13,319)	$(18,144)	$(13,319)	$(18,144)
Included in the ending balance of the accretable yield on PCI loans at September 30, 2019 and December 31, 2018, is a purchase accounting liquidity discount of $781 and $2,436, respectively. There is also a purchase accounting nonaccretable credit discount of $4,331 and $4,355 related to the PCI loan portfolio at September 30, 2019 and December 31, 2018, respectively, and an accretable credit and liquidity discount on non-PCI loans of $10,075 and $4,483 as of September 30, 2019 and $7,527 and $2,197, respectively, as of December 31, 2018.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income on PCI loans amounted to $1,583 and $5,471 during the three and nine months ended September 30, 2019, respectively, and $2,103 and $6,943 during the three and nine months ended September 30, 2018, respectively. This includes both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $2,102 and $6,030 for the three and nine months ended September 30, 2019, respectively, and $2,130 and $5,745 for the three and nine months ended September 30, 2018, respectively.
The following provides the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2019
Beginning balance - June 30, 2019	$4,923	$9,655	$3,288	$755	$617	$3,512	$4,478	$2,910	$30,138
Provision for loan losses	234	186	18	67	(43)	194	461	714	1,831
Recoveries of loans previously charged-off	16	1	25	75	—	3	—	92	212
Loans charged off	(3)	—	—	(170)	—	—	(12)	(532)	(717)
Ending balance - September 30, 2019	$5,170	$9,842	$3,331	$727	$574	$3,709	$4,927	$3,184	$31,464
Nine Months Ended September 30, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	17	105	(77)	100	8	482	790	2,678	4,103
Recoveries of loans previously charged-off	66	8	62	121	—	95	—	435	787
Loans charged off	(261)	—	(82)	(305)	—	—	(12)	(1,698)	(2,358)
Ending balance - September 30, 2019	$5,170	$9,842	$3,331	$727	$574	$3,709	$4,927	$3,184	$31,464

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2018
Beginning balance - June 30, 2018	$4,747	$9,023	$3,378	$795	$391	$3,290	$3,272	$1,451	$26,347
Provision for loan losses	847	(754)	47	25	292	236	639	486	1,818
Recoveries of loans previously charged-off	104	13	99	31	—	10	—	103	360
Loans charged off	(333)	(14)	(4)	(13)	—	(55)	—	(498)	(917)
Ending balance - September 30, 2018	$5,365	$8,268	$3,520	$838	$683	$3,481	$3,911	$1,542	$27,608
Nine Months Ended September 30, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	1,088	35	235	(175)	249	(163)	1,043	886	3,198
Recoveries of loans previously charged-off	374	1,127	157	102	—	141	51	416	2,368
Loans charged off	(558)	(29)	(69)	(33)	—	(55)	—	(1,255)	(1,999)
Ending balance - September 30, 2018	$5,365	$8,268	$3,520	$838	$683	$3,481	$3,911	$1,542	$27,608

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$13	$—	$11	$—	$—	$52	$405	$254	$735
Collectively evaluated for impairment	5,064	9,796	3,173	727	574	3,641	4,225	1,967	29,167
Acquired with deteriorated credit quality	93	46	147	—	—	16	297	963	1,562
Ending balance - September 30, 2019	$5,170	$9,842	$3,331	$727	$574	$3,709	$4,927	$3,184	$31,464

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$3	$—	$7	$—	$—	$53	$205	$—	$268
Collectively evaluated for impairment	5,247	9,677	3,205	811	566	3,066	3,628	1,583	27,783
Acquired with deteriorated credit quality	98	52	216	—	—	13	316	186	881
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

The following tables provides the amount of loans by loan category broken between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$3,834	$2,061	$1,346	$245	$—	$2,476	$7,846	$459	$18,267
Collectively evaluated for impairment	992,463	532,521	687,748	215,175	80,352	612,112	894,468	249,169	4,264,008
Acquired with deteriorated credit quality	1,624	3,202	20,983	73	—	6,047	12,188	18,952	63,069
Ending balance - September 30, 2019	$997,921	$537,784	$710,077	$215,493	$80,352	$620,635	$914,502	$268,580	$4,345,344

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables show credit quality indicators by portfolio class at September 30, 2019 and December 31, 2018:

September 30, 2019	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$930,094	$49,209	$16,994	$996,297
Construction	528,358	4,074	2,150	534,582
Residential real estate:
1-to-4 family mortgage	666,942	8,254	13,898	689,094
Residential line of credit	212,556	1,171	1,693	215,420
Multi-family mortgage	80,285	67	—	80,352
Commercial real estate:
Owner occupied	574,582	25,962	14,044	614,588
Non-owner occupied	868,007	25,597	8,710	902,314
Consumer and other	243,495	3,315	2,818	249,628
Total loans, excluding purchased credit impaired loans	$4,104,319	$117,649	$60,307	$4,282,275
Purchased credit impaired loans
Commercial and industrial	$—	$1,023	$601	$1,624
Construction	—	2,994	208	3,202
Residential real estate:
1-to-4 family mortgage	—	16,540	4,443	20,983
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,244	1,803	6,047
Non-owner occupied	—	5,620	6,568	12,188
Consumer and other	—	14,074	4,878	18,952
Total purchased credit impaired loans	$—	$44,495	$18,574	$63,069
Total loans	$4,104,319	$162,144	$78,881	$4,345,344

December 31, 2018	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512
Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511

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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. As such, PCI loans are excluded from past due disclosures presented below. The accrual and/or accretion of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2019 or December 31, 2018 as the present value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. PCI contractually past due 30-89 days amounted to $3,598 and $3,605 as of September 30, 2019 and December 31, 2018, respectively, and an additional $754 and $4,076 were contractually past due 90 days or more as of September 30, 2019 and December 31, 2018, respectively.
The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at September 30, 2019 and December 31, 2018:

September 30, 2019	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Purchased Credit Impaired loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,892	$4	$383	$1,624	$992,018	$997,921
Construction	327	—	1,107	3,202	533,148	537,784
Residential real estate:
1-to-4 family mortgage	5,552	1,316	7,260	20,983	674,966	710,077
Residential line of credit	475	298	421	73	214,226	215,493
Multi-family mortgage	—	—	—	—	80,352	80,352
Commercial real estate:
Owner occupied	153	—	1,274	6,047	613,161	620,635
Non-owner occupied	2,605	5	6,596	12,188	893,108	914,502
Consumer and other	2,446	829	870	18,952	245,483	268,580
Total	$15,450	$2,452	$17,911	$63,069	$4,246,462	$4,345,344

December 31, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Purchased Credit Impaired loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$999	$65	$438	$1,448	$864,133	$867,083
Construction	109	—	283	5,755	549,904	556,051
Residential real estate:
1-to-4 family mortgage	4,919	737	2,704	19,377	528,078	555,815
Residential line of credit	726	957	804	—	187,993	190,480
Multi-family mortgage	—	—	—	—	75,457	75,457
Commercial real estate:
Owner occupied	407	197	2,423	6,016	484,481	493,524
Non-owner occupied	61	77	6,885	16,266	676,959	700,248
Consumer and other	1,987	1,008	148	20,137	205,573	228,853
Total	$9,208	$3,041	$13,685	$68,999	$3,572,578	$3,667,511

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at September 30, 2019 and December 31, 2018, segregated by class, were as follows:

September 30, 2019	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$3,081	$3,081	$13
Residential real estate:
1-to-4 family mortgage	264	324	11
Commercial real estate:
Owner occupied	182	220	52
Non-owner occupied	6,796	6,831	405
Consumer and other	395	395	254
Total	$10,718	$10,851	$735
With no related allowance recorded
Commercial and industrial	$753	$898	$—
Construction	2,061	2,484	—
Residential real estate:
1-to-4 family mortgage	1,082	1,400	—
Residential line of credit	245	262	—
Commercial real estate:
Owner occupied	2,294	3,437	—
Non-owner occupied	1,050	1,781	—
Consumer and other	64	64	—
Total	$7,549	$10,326	$—
Total impaired loans	$18,267	$21,177	$735

December 31, 2018	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$618	$732	$3
Residential real estate:
1-to-4 family mortgage	145	145	7
Commercial real estate:
Owner occupied	560	641	53
Non-owner occupied	5,686	5,686	205
Total	$7,009	$7,204	$268
With no related allowance recorded:
Commercial and industrial	$1,229	$1,281	$—
Construction	1,221	1,262	—
Residential real estate:
1-to-4 family mortgage	842	1,151	—
Residential line of credit	245	249	—
Commercial real estate:
Owner occupied	2,048	2,780	—
Non-owner occupied	1,049	1,781	—
Consumer and other	73	73	—
Total	$6,707	$8,577	$—
Total impaired loans	$13,716	$15,781	$268

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three and nine months ended September 30, 2019 and 2018 on impaired loans, segregated by class, were as follows:

	Three Months Ended		Nine Months Ended
September 30, 2019	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$3,109	$51	$1,850	$156
Construction	—	—	—	—
Residential real estate:
1-to-4 family mortgage	265	2	205	13
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	184	4	371	10
Non-owner occupied	6,143	56	6,241	90
Consumer and other	447	—	198	19
Total	$10,148	$113	$8,865	$288
With no related allowance recorded:
Commercial and industrial	$766	$11	$991	$36
Construction	1,639	90	1,641	142
Residential real estate:
1-to-4 family mortgage	835	24	962	50
Residential line of credit	427	—	245	2
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	2,045	41	2,171	103
Non-owner occupied	1,050	—	1,050	—
Consumer and other	66	2	69	5
Total	$6,828	$168	$7,129	$338
Total impaired loans	$16,976	$281	$15,994	$626
September 30, 2018
With a related allowance recorded:
Commercial and industrial	$922	$81	$872	$84
Residential real estate:
1-to-4 family mortgage	186	2	189	7
Commercial real estate:
Owner occupied	661	7	706	34
Non-owner occupied	—	—	72	2
Total	$1,769	$90	$1,839	$127
With no related allowance recorded:
Commercial and industrial	$1,983	$21	$1,729	$80
Construction	1,279	35	1,283	70
Residential real estate:
1-to-4 family mortgage	1,313	15	1,189	60
Residential line of credit	127	8	127	8
Multi-family mortgage	569	2	583	26
Commercial real estate:
Owner occupied	1,490	27	1,572	87
Non-owner occupied	1,049	—	1,313	7
Consumer and other	54	1	53	2
Total	$7,864	$109	$7,849	$340
Total impaired loans	$9,633	$199	$9,688	$467

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of September 30, 2019 and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $11,460 and $6,794, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $171 and $63 of specific reserves for those loans at September 30, 2019 and December 31, 2018, respectively. There were no commitments to lend any additional amounts to these customers for either period end. Of these loans, $3,211 and $2,703 were classified as non-accrual loans as of September 30, 2019 and December 31, 2018, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Three Months Ended September 30, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$16	$16	$—
Construction	1	1,070	1,070	—
Commercial real estate:
Owner occupied	1	927	927	—
Non-owner occupied	1	1,366	1,366	106
Residential real estate:
1-to-4 family mortgage	1	128	128	—
Total	5	$3,507	$3,507	$106

Three Months Ended September 30, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial real estate:
Owner occupied	1	$143	$143	$—
Consumer and other	4	55	55	—
Total	5	$198	$198	$—

Nine Months Ended September 30, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$3,204	$3,204	$—
Construction	1	1,070	1,070	—
Commercial real estate:
Owner occupied	1	927	927	—
Non-owner occupied	1	1,366	1,366	106
Residential real estate:
1-to-4 family mortgage	1	128	128	—
Total	7	$6,695	$6,695	$106

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
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three and nine months ended September 30, 2019 and 2018 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.
Note (5)—Other real estate owned:
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$15,521	$14,639	$12,643	$16,442
Transfers from loans	1,535	476	3,565	1,490
Transfers from premises and equipment	—	—	2,640	—
Proceeds from sale of other real estate owned	(854)	(1,457)	(2,718)	(3,666)
Gain on sale of other real estate owned	260	205	582	213
Loans provided for sales of other real estate owned	—	(191)	(166)	(636)
Write-downs and partial liquidations	(386)	(85)	(470)	(256)
Balance at end of period	$16,076	$13,587	$16,076	$13,587
Foreclosed residential real estate properties included in the table above totaled $3,066 and $2,101 as of September 30, 2019 and December 31, 2018, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $867 and $478 at September 30, 2019 and December 31, 2018, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $7,305 as of September 30, 2019, including $891 acquired in the Atlantic Capital branch acquisition, and $5,381 as of December 31, 2018, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (6)—Goodwill and intangible assets:
The following table summarizes changes in goodwill during the nine months ended September 30, 2019. There was no such activity during the nine months ended September 30, 2018.

Goodwill
Balance at December 31, 2018	$137,190
Addition from acquisition of Atlantic Capital branches (see Note 2)	31,396
Impairment due to sale of third party origination ("TPO") mortgage delivery channel	(100)
Balance at September 30, 2019	$168,486
Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and is written down to its implied fair value. Subsequent increases in goodwill values are not recognized in the financial statements. Goodwill impairment of $100 for the nine months ended September 30, 2019 is related to the goodwill assigned to the third party origination channel in the Mortgage segment, which was sold during the second quarter of 2019. There were no additions or impairment recorded during the nine months ended September 30, 2018.
Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The change in core deposit and other intangibles during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Core deposit and other intangibles
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning Balance	$19,945	$13,203	$11,628	$14,902
Addition of core deposit intangible from acquisition of Atlantic Capital branches (see Note 2)	—	—	10,760	—
Reclassification of leasehold intangible(1)	—	—	(460)	—
Less: amortization expense(2)	(1,197)	(800)	(3,180)	(2,499)
Ending Balance	$18,748	$12,403	$18,748	$12,403
(1) The Company adopted ASU 2016-02 "Leases" (Topic 842) on January 1, 2019 and reclassified $460 of leasehold intangibles to Operating lease right-of-use asset.
(2) The three and nine months ended September 30, 2018 includes $23 and $67, respectively, of amortization expense related to leasehold intangibles included in occupancy and equipment expense.
During the second quarter of 2019, the Company recorded $10,760 of core deposit intangibles resulting from the Atlantic Capital branch acquisition, which is being amortized over a weighted average life of approximately 6 years.
The estimated aggregate future amortization expense of the core deposit and other intangibles is as follows:

Remainder of 2019	$1,159
December 31, 2020	4,262
December 31, 2021	3,663
December 31, 2022	2,973
December 31, 2023	2,247
Thereafter	4,444
$18,748

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
Substantially all the leases for which the Company is the lessee are comprised of real estate for branches, mortgage, and operations locations. As of September 30, 2019, the Company had 42 operating leases with terms greater than one year to 37 years. Leases with initial terms of less than one year are not recorded on the balance sheet. The Company elected not to include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are not material.
Most leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew are included in the ROU asset and lease liability.
Information related to the Company's operating leases is presented below:

September 30,
2019
Right-of-use assets	$34,812
Lease liabilities	37,760
Weighted average remaining lease term (in years)	14.43
Weighted average discount rate	3.46%
The components of lease expense included in Occupancy and equipment expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,260	$3,875
Short-term lease cost	81	239
Variable lease cost	146	580
Total lease cost	$1,487	$4,694
As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
Lease expense for the three and nine months ended September 30, 2018, prior to the adoption of ASU 2016-02, was $1,295 and $3,786, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

September 30,
2019
Lease payments due on or before:
September 30, 2020	$5,537
September 30, 2021	5,244
September 30, 2022	4,523
September 30, 2023	3,996
September 30, 2024	3,578
Thereafter	26,396
Total undiscounted cash flows	49,274
Discount on cash flows	(11,514)
Total lease liability	$37,760

Note (8)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Carrying value at beginning of period	$66,380	$109,449	$88,829	$76,107
Capitalization	10,387	11,741	30,319	41,555
Sales	—	(39,428)	(29,160)	(39,428)
Change in fair value:
Due to pay-offs/pay-downs	(5,050)	(3,339)	(10,150)	(8,606)
Due to change in valuation inputs or assumptions	(5,561)	1,467	(13,682)	10,262
Carrying value at period end	$66,156	$79,890	$66,156	$79,890

The following table summarizes servicing income and expense included in mortgage banking income and other noninterest expense within the Mortgage Segment operating results, respectively, for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Servicing income:
Servicing income	$3,960	$5,576	$12,763	$15,973
Change in fair value of mortgage servicing rights	(10,611)	(1,872)	(23,832)	1,656
Change in fair value of derivative hedging instruments	5,520	(829)	13,060	(7,848)
Servicing income	(1,131)	2,875	1,991	9,781
Servicing expenses	1,732	2,114	4,961	5,987
Net servicing (loss) income(1)	$(2,863)	$761	$(2,970)	$3,794
(1) - Excludes benefit of custodial service related noninterest bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Unpaid principal balance	$6,297,723	$6,755,114
Weighted-average prepayment speed (CPR)	11.64%	8.58%
Estimated impact on fair value of a 10% increase	$(2,743)	$(2,072)
Estimated impact on fair value of a 20% increase	$(5,278)	$(4,006)
Discount rate	8.58%	10.45%
Estimated impact on fair value of a 100 bp increase	$(2,568)	$(2,505)
Estimated impact on fair value of a 200 bp increase	$(4,946)	$(4,807)
Weighted-average coupon interest rate	4.32%	4.21%
Weighted-average servicing fee (basis points)	29	30
Weighted-average remaining maturity (in months)	336	325
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 11, "Derivatives" for additional information on these hedging instruments.
From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company generally continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the nine months ended September 30, 2019, the Company sold $29,160 of mortgage servicing rights on $2,034,374 of serviced mortgage loans. No material gain or loss was recognized in connection with this transaction. During the nine months ended September 30, 2018, the Company sold $39,428 of mortgage servicing rights on $3,181,483 of serviced mortgages. There was not a material gain or loss recognized in this transaction. As of September 30, 2019 and September 30, 2018, there were no loans being serviced that related to the bulk sale of mortgage servicing rights. As of September 30, 2019 and December 31, 2018, mortgage escrow deposits totaled to $121,400 and $53,468, respectively.
Note (9)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended September 30,
	2019	2018
Current	$9,167	$13,367
Deferred	(1,449)	(6,665)
Total	$7,718	$6,702

	Nine Months Ended September 30,
	2019	2018
Current	$25,907	$15,562
Deferred	(5,900)	4,416
Total	$20,007	$19,978

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Federal income tax expense differs from the statutory federal rate of 21% for the three and nine months ended September 30, 2019 and 2018 due to the following:

	Three Months Ended September 30,
	2019		2018
Federal taxes calculated at statutory rate	$6,653	21.0%	$5,897	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,512	4.7%	1,187	4.2%
Benefit of equity based compensation	(275)	(0.9)%	(115)	(0.4)%
Municipal interest income, net of interest disallowance	(211)	(0.7)%	(213)	(0.8)%
Bank owned life insurance	(11)	0.1%	(13)	—%
Other	50	0.2%	(41)	(0.1)%
Income tax expense, as reported	$7,718	24.4%	$6,702	23.9%

	Nine Months Ended September 30,
	2019		2018
Federal taxes calculated at statutory rate	$17,272	21.0%	$17,467	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,855	4.7%	3,873	4.6%
Benefit of equity based compensation	(668)	(0.8)%	(866)	(1.0)%
Municipal interest income, net of interest disallowance	(650)	(0.8)%	(621)	(0.8)%
Bank owned life insurance	(38)	(0.1)%	(38)	(0.1)%
Stock offering costs	—	—%	141	0.2%
Other	236	0.3%	22	0.1%
Income tax expense, as reported	$20,007	24.3%	$19,978	24.0%

 The components of the net deferred tax liability at September 30, 2019 and December 31, 2018, are as follows:

	September 30,	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$8,198	$7,539
Operating lease liability	9,839	—
Amortization of core deposit intangible	1,273	1,012
Deferred compensation	5,891	5,878
Unrealized loss on available-for-sale debt securities	115	3,299
Other	2,451	1,998
Subtotal	27,767	19,726
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Operating lease - right of use asset	(9,514)	—
Depreciation	(4,466)	(4,812)
Cash flow hedges	(3,418)	(736)
Mortgage servicing rights	(17,342)	(23,146)
Goodwill	(8,244)	(6,583)
Other	(901)	(562)
Subtotal	(44,435)	(36,389)
Net deferred tax liability	$(16,668)	$(16,663)

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

	September 30,	December 31,
	2019	2018
Commitments to extend credit, excluding interest rate lock commitments	$1,188,160	$1,032,390
Letters of credit	22,376	19,024
Balance at end of period	$1,210,536	$1,051,414
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,165 and $4,675 for the three and nine months ended September 30, 2019, respectively, and $2,322 and $4,984 for the three and nine months ended September 30, 2018, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,407	$3,646	$3,273	$3,386
Provision for loan repurchases or indemnifications	107	206	255	598
Recoveries on previous losses	(79)	(115)	(93)	(247)
Balance at end of period	$3,435	$3,737	$3,435	$3,737

Note (11)—Derivatives:
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”
The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for mortgage loans are typically locked in for up to sixty days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets.  The Company also enters into best effort or mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. These contracts had a negative fair value of $837 at September 30, 2019 and a positive fair value of $721 at December 31, 2018.
In July 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings obtained in conjunction with the Clayton Banks acquisition. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of September 30, 2019 and December 31, 2018, there was $1,093 and $1,436, respectively, remaining in the other comprehensive income to be accreted.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At September 30, 2019 and December 31, 2018, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $34,172 and $13,904, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	September 30, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$427,468	$19,050	$19,050
Forward commitments	824,724	582	—
Interest rate-lock commitments	679,524	9,142	—
Futures contracts	270,000	398	—
Option contracts	—	—	—
Total	$2,201,716	$29,172	$19,050

	December 31, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$295,333	$6,679	$6,679
Forward commitments	474,208	—	4,958
Interest rate-lock commitments	318,706	6,241	—
Futures contracts	166,000	649	—
Options contracts	3,800	26	—
Total	$1,258,047	$13,595	$11,637

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	September 30, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$837

	December 31, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$721	$—
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$447	$(3,415)	$4,202	$(688)
Forward commitments	(3,227)	1,524	(12,895)	7,477
Futures contracts	4,685	(563)	10,663	(4,379)
Option contracts	3	(55)	47	(50)
Total	$1,908	$(2,509)	$2,017	$2,360

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of ($46), $20, ($121), and $22	$130	$69	$343	$62
Gain included in interest expense on borrowings	19	20	113	64
Total	$149	$89	$456	$126
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Designated as hedging:
Amount of (loss) gain recognized in other comprehensive income, net of tax	$(256)	$169	$(1,151)	$1,638
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
Other real estate owned (“OREO”) - OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations and excess land and facilities held for sale. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.
Mortgage servicing rights ("MSRs") - MSRs are carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. As such, mortgage servicing rights are considered Level 3.
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

	Fair Value
September 30, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$242,997	$242,997	$—	$—	$242,997
Investment securities	671,781	—	671,781	—	671,781
Loans, net	4,313,880	—	—	4,299,499	4,299,499
Loans held for sale	305,493	—	305,493	—	305,493
Interest receivable	17,729	—	3,263	14,466	17,729
Mortgage servicing rights	66,156	—	—	66,156	66,156
Derivatives	29,172	—	29,172	—	29,172
Financial liabilities:
Deposits:
Without stated maturities	$3,725,500	$3,725,500	$—	$—	$3,725,500
With stated maturities	1,196,263	—	1,208,205	—	1,208,205
Securities sold under agreement to repurchase and federal funds sold	26,199	26,199	—	—	26,199
Federal Home Loan Bank advances	250,000	—	251,799	—	251,799
Subordinated debt	30,930	—	29,760	—	29,760
Interest payable	6,102	356	5,746	—	6,102
Derivatives	19,887	—	19,887	—	19,887

	Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$125,356	$125,356	$—	$—	$125,356
Investment securities	658,805	—	658,805	—	658,805
Loans, net	3,638,579	—	—	3,630,500	3,630,500
Loans held for sale	278,815	—	278,815	—	278,815
Interest receivable	14,503	—	2,848	11,655	14,503
Mortgage servicing rights	88,829	—	—	88,829	88,829
Derivatives	14,316	—	14,316	—	14,316
Financial liabilities:
Deposits:
Without stated maturities	$3,051,972	$3,051,972	$—	$—	$3,051,972
With stated maturities	1,119,745	—	1,122,076	—	1,122,076
Securities sold under agreement to repurchase and federal funds sold	15,081	15,081	—	—	15,081
Federal Home Loan Bank advances	181,765	—	181,864	—	181,864
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	5,015	530	4,485	—	5,015
Derivatives	11,637	—	11,637	—	11,637

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at September 30, 2019 are presented in the following table:

September 30, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$999	$—	$999
Mortgage-backed securities	—	485,300	—	485,300
Municipals, tax-exempt	—	173,785	—	173,785
Treasury securities	—	7,432	—	7,432
Corporate securities	—	1,015	—	1,015
Equity securities	—	3,250	—	3,250
Total	$—	$671,781	$—	$671,781
Loans held for sale	$—	$305,493	$—	$305,493
Mortgage servicing rights	—	—	66,156	66,156
Derivatives	—	29,172	—	29,172
Financial Liabilities:
Derivatives	—	19,887	—	19,887
The balances and levels of the assets measured at fair value on a non-recurring basis at September 30, 2019 are presented in the following table:

At September 30, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,053	$6,053
Impaired loans(1):
Commercial and industrial	$—	$—	$3,479	$3,479
Residential real estate:
1-4 family mortgage	—	—	315	315
Commercial real estate:
Owner occupied	—	—	260	260
Consumer and other	—	—	395	395
Total	$—	$—	$5,815	$5,815
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the nine months ended September 30, 2019 and 2018. There was no activity during the three months ended September 30, 2019 and 2018.

	Available-for-sale securities
	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$—	$3,604
Reclassification of equity securities without a readily determinable fair value to other assets	—	(3,604)
Balance at end of period	$—	$—
The following table presents information as of September 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans(1)	$5,815	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$6,053	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
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
Net losses of $3,291 and $2,329 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three and nine months months ended September 30, 2019, respectively, compared to net gains of $3,212 and $7,409 during the three and nine months ended September 30, 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. There were $28,897 and $67,362 of delinquent GNMA loans that had previously been sold at September 30, 2019 and December 31, 2018, respectively. The Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, the Company did not record any rebooked GNMA loans on the balance sheet as of September 30, 2019 or December 31, 2018.
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
The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$305,493	$297,311	$8,182
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2018
Mortgage loans held for sale measured at fair value	$278,418	$267,907	$10,511
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	397	397	—

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

During the the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination ("TPO") channel and on August 1, 2019, the Company completed the sale of its correspondent channel. The mortgage segment incurred $112 and $1,995 in restructuring and miscellaneous charges during the three and nine months ended September 30, 2019 related to these sales.
The following tables provide segment financial information for the three and nine months ended September 30, 2019 and 2018 as follows:

Three Months Ended September 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$58,350	$(45)	$58,305
Provision for loan loss	1,831	—	1,831
Mortgage banking income	10,693	23,591	34,284
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(5,091)	(5,091)
Other noninterest income	8,952	—	8,952
Depreciation and amortization	1,255	125	1,380
Amortization of intangibles	1,197	—	1,197
Other noninterest mortgage banking expense	8,087	15,561	23,648
Other noninterest expense(2)	36,598	112	36,710
Income before income taxes	$29,027	$2,657	$31,684
Income tax expense			7,718
Net income			$23,966
Total assets	$5,730,492	$358,403	$6,088,895
Goodwill	168,486	—	168,486

(1)	Included in mortgage banking income.

(2)
Included $295 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and the pending Farmers National merger and $112 in the Mortgage segment related to mortgage business restructuring charges.

Three Months Ended September 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$52,733	$22	$52,755
Provision for loan loss	1,818	—	1,818
Mortgage banking income	7,417	21,933	29,350
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(2,701)	(2,701)
Other noninterest income	7,706	—	7,706
Depreciation and amortization	896	117	1,013
Amortization of intangibles	777	—	777
Other noninterest mortgage banking expense	6,383	18,704	25,087
Other noninterest expense	30,336	—	30,336
Income before income taxes	$27,646	$433	$28,079
Income tax expense			6,702
Net income			$21,377
Total assets	$4,637,097	$421,070	$5,058,167
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$168,322	$22	$168,344
Provision for loan loss	4,103	—	4,103
Mortgage banking income	20,530	64,982	85,512
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(10,772)	(10,772)
Other noninterest income	25,423	—	25,423
Depreciation and amortization	3,431	399	3,830
Amortization of intangibles	3,180	—	3,180
Other noninterest mortgage banking expense	15,090	50,608	65,698
Other noninterest expense(2)	107,452	1,995	109,447
Income before income taxes	$81,019	$1,230	$82,249
Income tax expense			20,007
Net income			62,242
Total assets	$5,730,492	$358,403	$6,088,895
Goodwill(3)	168,486	—	168,486

(1)	Included in mortgage banking income.

(2)
Included $4,699 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and the pending Farmers National merger and $1,995 in the Mortgage segment related to mortgage business restructuring charges.

(3)	Recognized $100 of impairment of goodwill related to the sale of the third party origination channel in the Mortgage segment. See Note 6. Goodwill and intangible assets.

Nine Months Ended September 30, 2018	Banking	Mortgage	Consolidated
Net interest income	$153,173	$(472)	$152,701
Provision for loan loss	3,198	—	3,198
Mortgage banking income	20,419	67,437	87,856
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(6,192)	(6,192)
Other noninterest income	21,729	—	21,729
Depreciation and amortization	2,864	387	3,251
Amortization of intangibles	2,432	—	2,432
Other noninterest mortgage banking expense	17,129	56,926	74,055
Other noninterest expense(2)	89,984	—	89,984
Income before income taxes	$79,714	$3,460	$83,174
Income tax expense			19,978
Net income			63,196
Total assets	$4,637,097	$421,070	$5,058,167
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $1,193 in merger costs related to the acquisition of the Clayton Banks and $671 in offering costs in the Banking segment related to the follow-on secondary offering.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 5.00% and 5.25% as of September 30, 2019 and 2018, respectively, and further limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $2,875 and $8,723 for the three and nine months ended September 30, 2019, respectively, and $3,997 and $13,022 for the three and nine months ended September 30, 2018, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2019 and December 31, 2018, the Bank and Company met all capital adequacy requirements to which they are subject.
Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of September 30, 2019 and December 31, 2018, the buffer was 2.50% and 1.88%, respectively. The capital conservation buffer was fully phased in on January 1, 2019.
Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital (to risk-weighted assets)
FB Financial Corporation	$614,708	12.0%	$409,805	8.0%	$537,870	10.5%	N/A	N/A
FirstBank	601,769	11.7%	411,466	8.0%	540,049	10.5%	$514,332	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$583,244	11.3%	$309,687	6.0%	$438,723	8.5%	N/A	N/A
FirstBank	570,305	11.1%	308,273	6.0%	436,720	8.5%	$411,031	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$583,244	10.1%	$230,988	4.0%	N/A	N/A	N/A	N/A
FirstBank	570,305	9.8%	232,778	4.0%	N/A	N/A	$290,972	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$553,244	10.8%	$230,518	4.5%	$358,584	7.0%	N/A	N/A
FirstBank	570,305	11.1%	231,205	4.5%	359,652	7.0%	$333,962	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
FB Financial Corporation	$582,945	13.0%	$358,735	8.0%	$442,814	9.9%	N/A	N/A
FirstBank	561,327	12.5%	359,249	8.0%	443,448	9.9%	$449,062	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$554,013	12.4%	$268,071	6.0%	$351,843	7.9%	N/A	N/A
FirstBank	532,395	11.9%	268,434	6.0%	352,320	7.9%	$357,913	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	$194,391	4.0%	N/A	N/A	N/A	N/A
FirstBank	532,395	10.9%	195,374	4.0%	N/A	N/A	$244,218	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$524,013	11.7%	$201,543	4.5%	$285,520	6.4%	N/A	N/A
FirstBank	532,395	11.9%	201,326	4.5%	285,212	6.4%	$290,804	6.5%

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
The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed above, outstanding at September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,140,215	$21.96	1,214,325	$19.97
Grants	167,343	34.05	117,459	40.20
Released and distributed (vested)	(270,959)	24.00	(205,565)	21.93
Forfeited/expired	(11,727)	24.56	(10,035)	23.66
Balance at end of period	1,024,872	$23.67	1,116,184	$21.86

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units, was $1,488 and $6,503 for the three and nine months ended September 30, 2019, respectively, and $490 and $4,508 for the three and nine months ended September 30, 2018, respectively.
The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units, was $1,836 and $5,621 for the three and nine months ended September 30, 2019, respectively, and $1,508 and $5,327 for the three and nine months ended September 30, 2018, respectively. This included $186 and $537 paid to Company independent directors during the three and nine months ended September 30, 2019, respectively, and $212 and $557 for the three and nine months ended September 30, 2018, respectively, related to independent director grants and compensation elected to be settled in stock. The nine months ended September 30, 2019 also includes a one-time expense of $249 related to the modification of vesting terms of certain grants.
As of September 30, 2019 and 2018, there were $12,759 and $12,768, respectively, of total unrecognized compensation cost related to nonvested stock-settled EBI Units and restricted stock units (excluding cash-settled EBI units discussed above) which is expected to be recognized over a weighted-average period of 1.87 years and 2.33 years, respectively. At September 30, 2019 and December 31, 2018, there were $394 and $226, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
Employee Stock Purchase Plan:
In 2016, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). During the three months ended September 30, 2019 and 2018, there were 12,558 and 12,072 shares of of common stock issues under the ESPP, respectively. During the nine months ended September 30, 2019 and 2018, there were 23,171 shares and 28,609 shares of common stock issued under the ESPP, respectively. As of September 30, 2019 and 2018, there were 2,409,185 and 2,432,356 shares available for issuance under the ESPP, respectively.

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
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2019	$32,264
New loans and advances	12,160
Change in related party status	(9,687)
Repayments	(3,458)
Loans outstanding at September 30, 2019	$31,279

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $26,114 and $15,000 at September 30, 2019 and December 31, 2018, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $271,090 and $287,156 as of September 30, 2019 and December 31, 2018, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $92 and $116 in unamortized leasehold improvements related to these leases at September 30, 2019 and December 31, 2018, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $128 and $381 for the three and nine months ended September 30, 2019 respectively, and $128 and $387 for the three and nine months ended September 30, 2018, respectively.
(D) Aviation time sharing agreement:
The Company is a participant to an aviation time sharing agreement with an entity owned by a certain director of the Company. During the three and nine months ended September 30, 2019, the Company made payments of $46 and $143, respectively, and $36 and $127 during the three and nine months ended September 30, 2018, respectively, under these agreements.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the nine months ended September 30, 2018, the Company paid $0.7 million under this agreement. No such expenses were incurred for the three and nine months ended September 30, 2019.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at September 30, 2019 and December 31, 2018 and our results of operations for the three and nine months ended September 30, 2019 and 2018, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (the "SEC") on March 12, 2019 (our "Annual Report") and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (this "Report").
Cautionary note regarding forward-looking statements
Certain statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to the Company’s assets business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements, which are based upon certain assumptions and estimates and describe the Company’s future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates and projections will be achieved. Accordingly, the Company cautions investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report including, without limitation, the risks and other factors set forth in the Company’s most recent Annual Report on Form 10-K under the captions “Cautionary note regarding forward-looking statements” and “Risk factors” and periodic and current reports on Form 10-Q and 8-K. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.
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
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. At September 30, 2019, our footprint included 68 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville, Alabama and 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations from mortgage offices within our banking footprint, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, Federal Home Loan Bank (“FHLB”) advances, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate from our mortgage offices outside our Banking footprint and through our online Consumer Direct channel, as well as from mortgage servicing revenues.
On April 1, 2019, we announced our intention to exit our wholesale mortgage operations, comprising the third party origination ("TPO") and correspondent mortgage delivery channels (collectively referred to as "mortgage restructuring"). The exit of the two wholesale channels better aligns the Mortgage segment with our strategic plan and long-term vision for the Company. The exit also allows additional focus on our retail and Consumer Direct origination channels. The sale of TPO channel was completed on June 7, 2019 and the sale of correspondent channel was completed on August 1, 2019. In connection with the mortgage restructuring, the Company incurred certain related and miscellaneous expenses of $0.1 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.

Selected historical consolidated financial data
The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018	2018
Statement of Income Data
Total interest income	$73,242	$62,612	$210,894	$176,503	$239,571
Total interest expense	14,937	9,857	42,550	23,802	35,503
Net interest income	58,305	52,755	168,344	152,701	204,068
Provision for loan losses	1,831	1,818	4,103	3,198	5,398
Total noninterest income	38,145	34,355	100,163	103,393	130,642
Total noninterest expense	62,935	57,213	182,155	169,722	223,458
Net income before income taxes	31,684	28,079	82,249	83,174	105,854
Income tax expense	7,718	6,702	20,007	19,978	25,618
Net income	$23,966	$21,377	$62,242	$63,196	$80,236
Net interest income (tax—equivalent basis)	$58,769	$53,161	$169,718	$153,869	$205,668
Per Common Share
Basic net income	$0.77	$0.69	$2.01	$2.05	$2.60
Diluted net income	0.76	0.68	1.97	2.01	2.55
Book value(1)	24.08	21.12	24.08	21.12	21.87
Tangible book value(4)	18.03	16.25	18.03	16.25	17.02
Cash dividends declared	0.08	0.06	0.24	0.12	0.20
Selected Balance Sheet Data
Cash and cash equivalents	$242,997	$181,630	$242,997	$181,630	$125,356
Loans held for investment	4,345,344	3,538,531	4,345,344	3,538,531	3,667,511
Allowance for loan losses	(31,464)	(27,608)	(31,464)	(27,608)	(28,932)
Loans held for sale	305,493	323,486	305,493	323,486	278,815
Investment securities, at fair value	671,781	609,568	671,781	609,568	658,805
Other real estate owned, net	16,076	13,587	16,076	13,587	12,643
Total assets	6,088,895	5,058,167	6,088,895	5,058,167	5,136,764
Customer deposits	4,896,327	4,017,391	4,896,327	4,017,391	4,068,610
Brokered and internet time deposits	25,436	112,082	25,436	112,082	103,107
Total deposits	4,921,763	4,129,473	4,921,763	4,129,473	4,171,717
Borrowings	307,129	210,968	307,129	210,968	227,776
Total shareholders' equity	744,835	648,731	744,835	648,731	671,857
Selected Ratios
Return on average:
Assets(2)	1.59%	1.72%	1.47%	1.76%	1.66%
Shareholders' equity(2)	13.0%	13.3%	11.7%	13.7%	12.7%
Average tangible common equity(4)	17.5%	17.4%	15.6%	18.1%	16.7%
Average shareholders' equity to average assets	12.2%	12.9%	12.5%	12.9%	13.0%
Net interest margin (tax-equivalent basis)	4.28%	4.71%	4.42%	4.72%	4.66%
Efficiency ratio	65.3%	65.7%	67.8%	66.3%	66.8%
Adjusted efficiency ratio (tax-equivalent basis)(4)	64.5%	65.7%	65.1%	65.3%	65.8%
Loans held for investment to deposit ratio	88.3%	85.7%	88.3%	85.7%	87.9%
Yield on interest-earning assets	5.37%	5.58%	5.53%	5.45%	5.47%
Cost of interest-bearing liabilities	1.50%	1.20%	1.52%	1.01%	1.11%
Cost of total deposits	1.11%	0.80%	1.13%	0.66%	0.76%

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
	2019	2018	2019	2018	2018
Credit Quality Ratios
Allowance for loan losses to loans held for investment	0.72%	0.78%	0.72%	0.78%	0.79%
Allowance for loan losses to nonperforming loans	154.5%	257.6%	154.5%	257.6%	173.0%
Nonperforming loans to loans held for investment	0.47%	0.30%	0.47%	0.30%	0.46%
Capital Ratios (Company)
Shareholders' equity to assets	12.2%	12.8%	12.2%	12.8%	13.1%
Tier 1 capital (to average assets)	10.1%	11.3%	10.1%	11.3%	11.4%
Tier 1 capital (to risk-weighted assets(3)	11.3%	12.2%	11.3%	12.2%	12.4%
Total capital (to risk-weighted assets)(3)	12.0%	12.8%	12.0%	12.8%	13.0%
Tangible common equity to tangible assets(4)	9.45%	10.2%	9.45%	10.2%	10.5%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	10.8%	11.5%	10.8%	11.5%	11.7%
Capital Ratios (Bank)
Shareholders' equity to assets	12.5%	12.9%	12.5%	12.9%	13.2%
Tier 1 capital (to average assets)	9.80%	10.7%	9.80%	10.7%	10.9%
Tier 1 capital (to risk-weighted assets)(3)	11.1%	11.7%	11.1%	11.7%	11.9%
Total capital to (risk-weighted assets)(3)	11.7%	12.3%	11.7%	12.3%	12.5%
Common equity tier 1 (to risk-weighted assets) (CET1)(3)	11.1%	11.7%	11.1%	11.7%	11.9%

(1)
Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 30,927,664 and 30,715,792 as of September 30, 2019 and 2018, respectively and 30,724,532 as of December 31, 2018.

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
The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our selected historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our selected historical consolidated financial data when comparing such non-GAAP financial measures. The following reconciliation tables provide a more detailed analysis of, and reconciliation for, each of these non-GAAP financial measures.
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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2019	2018	2019	2018	2018
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$62,935	$57,213	$182,155	$169,722	$223,458
Less merger, offering and mortgage restructuring expenses	407	—	6,694	1,864	2,265
Adjusted noninterest expense	$62,528	$57,213	$175,461	$167,858	$221,193
Net interest income (tax-equivalent basis)	$58,769	$53,161	$169,718	$153,869	$205,668
Total noninterest income	38,145	34,355	100,163	103,393	130,642
Less (loss) gain on sales of other real estate	(126)	120	112	(43)	(99)
Less gain on other assets	44	326	52	239	328
Less (loss) gain on securities	(20)	(27)	75	(116)	(116)
Adjusted noninterest income	$38,247	$33,936	$99,924	$103,313	$130,529
Adjusted operating revenue	$97,016	$87,097	$269,642	$257,182	$336,197
Efficiency ratio (GAAP)	65.3%	65.7%	67.8%	66.3%	66.8%
Adjusted efficiency ratio (tax-equivalent basis)	64.5%	65.7%	65.1%	65.3%	65.8%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and tangible common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of September 30,		As of December 31,
(dollars in thousands, except per share data)	2019	2018	2018
Tangible Assets
Total assets	$6,088,895	$5,058,167	$5,136,764
Adjustments:
Goodwill	(168,486)	(137,190)	(137,190)
Core deposit and other intangibles	(18,748)	(12,403)	(11,628)
Tangible assets	$5,901,661	$4,908,574	$4,987,946
Tangible Common Equity
Total shareholders' equity	$744,835	$648,731	$671,857
Adjustments:
Goodwill	(168,486)	(137,190)	(137,190)
Core deposit and other intangibles	(18,748)	(12,403)	(11,628)
Tangible common equity	$557,601	$499,138	$523,039
Common shares outstanding	30,927,664	30,715,792	30,724,532
Book value per common share	$24.08	$21.12	$21.87
Tangible book value per common share	$18.03	$16.25	$17.02
Total shareholders' equity to total assets	12.2%	12.8%	13.1%
Tangible common equity to tangible assets	9.45%	10.2%	10.5%

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
shareholders equity:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2019	2018	2019	2018	2018
Return on average tangible common equity
Total average shareholders' equity	$731,701	$638,388	$708,436	$618,046	$629,922
Adjustments:
Average goodwill	(168,486)	(137,190)	(157,924)	(137,190)	(137,190)
Average intangibles, net	(19,523)	(12,803)	(16,897)	(13,653)	(12,815)
Average tangible common equity	$543,692	$488,395	$533,615	$467,204	$479,917
Net income	$23,966	$21,377	$62,242	$63,196	$80,236
Return on average shareholders' equity	13.0%	13.3%	11.7%	13.7%	12.7%
Return on average tangible common equity	17.5%	17.4%	15.6%	18.1%	16.7%
Mergers and acquisitions
FNB Financial Corp. merger
On September 17, 2019, the Company entered into a definitive merger agreement to acquire FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Farmers National reported total assets of $251.2 million, loans of $174.9 million and deposits of $201.9 million as of September 30, 2019. The consideration is valued at approximately $51.9 million based on 954,827 shares of FBK common stock (utilizing the market price of $38.26 per FBK on September 17, 2019) and $15.0 million in cash consideration. The acquisition is expected to close in the first quarter of 2020 and is subject to regulatory approvals, approval by FNB Financial Corp. shareholders and other customary closing conditions. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of this merger.
Atlantic Capital Bank, N.A. Branches
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital"), further increasing market share in existing markets and expanding the Company's footprint into new locations. After a preliminary purchase price allocation, the branch acquisition added $588.9 million in customer deposits at a premium of 6.25% and $375.0 million in loans. All of the operations of the Branches are included in the Banking segment. We incurred merger costs of $0.2 million and $4.7 million during the three and nine months ended September 30, 2019, respectively, in connection with this transaction. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of this acquisition.
Overview of recent financial performance
Results of operation
Three months ended September 30, 2019 compared to three months ended September 30, 2018
For the three months ended September 30, 2019, net income was $24.0 million compared to $21.4 million in the three months ended September 30, 2018. Pre-tax income was $31.7 million in the three months ended September 30, 2019 compared with $28.1 million in the same period in 2018. Diluted earnings per common share were $0.76 and $0.68 for the three months ended September 30, 2019 and 2018, respectively. Our net income represented a return on average assets (“ROAA”) of 1.59% and 1.72% for the three months ended September 30, 2019 and 2018, respectively, and a return on average equity (“ROAE”) of 13.0% and 13.3% for the same periods. Our ratio of return on average tangible common equity (“ROATE”) in the three months ended September 30, 2019 and 2018 was 17.5% and 17.4%, respectively. Additionally, our ratio of average shareholders’ equity to average assets at September 30, 2019 and December 31, 2018 was 12.2% and 13.0%, respectively while our ratio of tangible common equity to tangible assets was 9.45% and 10.5% at September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019, net interest income before provision for loan losses increased to $58.3 million compared to $52.8 million in the three months ended September 30, 2018, which was attributable to increases in interest income and expense driven by strong organic loan and deposit growth along with our acquisition of the Branches completed during the second quarter of 2019 as well as decreasing interest rates.
Our net interest margin, on a tax-equivalent basis, decreased to 4.28% for the three months ended September 30, 2019 as compared to 4.71% for the three months ended September 30, 2018, due primarily to the increase in cost of deposits partially offset by an increase in contractual loan yield earned on our loan portfolio.
Noninterest income for the three months ended September 30, 2019 increased by $3.8 million to $38.1 million from $34.4 million for the same period in the previous year. The increase in noninterest income was largely a result of an increase in mortgage banking income, reflecting a shift in market conditions leading to increased volume in our two remaining mortgage delivery channels post-mortgage restructuring, partially offset by larger negative changes in the value of MSRs. Additionally, the increase reflects the impact of the Branches for the three months ended September 30, 2019.
Noninterest expense increased to $62.9 million for the three months ended September 30, 2019 compared to $57.2 million for the three months ended September 30, 2018. The increase in noninterest expense was attributed to increases in personnel, CECL implementation costs, and occupancy and operational costs related to our increased volume and footprint. The increase for the three months ended September 30, 2019 also includes $0.1 million in costs related to the mortgage restructuring.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
For the nine months ended September 30, 2019, net income was $62.2 million compared to $63.2 million in the nine months ended September 30, 2018. Pre-tax income was $82.2 million in the nine months ended September 30, 2019 compared with $83.2 million in the same period in 2018. Diluted earnings per common share were $1.97 and $2.01 for the nine months ended September 30, 2019 and 2018, respectively. Our net income represented a ROAA of 1.47% and 1.76% for the nine months ended September 30, 2019 and 2018, respectively, and a ROAE of 11.7% and 13.7% for the same periods. Our ratio of return on average tangible common equity (“ROATE”) in the nine months ended September 30, 2019 and 2018 was 15.6% and 18.1%, respectively. Our ratio of average shareholders’ equity to average assets in the nine months ended September 30, 2019 and 2018 was 12.5% and 12.9%, respectively.
During the nine months ended September 30, 2019, net interest income before provision for loan losses increased to $168.3 million compared to $152.7 million in the nine months ended September 30, 2018, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth driven by declining rates and the Atlantic Capital branch acquisition.
Our net interest margin, on a tax-equivalent basis, decreased to 4.42% for the nine months ended September 30, 2019 as compared to 4.72% for the nine months ended September 30, 2018, due primarily to the increase in cost of deposits partially offset by an increase in contractual loan yield earned on our loan portfolio.
Noninterest income for the nine months ended September 30, 2019 decreased by $3.2 million to $100.2 million from $103.4 from the same period in the previous year. The decrease in noninterest income was largely a result of a decrease in mortgage banking income from lower servicing income (including changes in fair value on MSRs) in addition to lower interest rate lock commitment volume driven by the mortgage restructuring.
Noninterest expense increased to $182.2 million for the nine months ended September 30, 2019 compared to $169.7 million for the nine months ended September 30, 2018. The increase in noninterest expense was attributed to increases in merger costs and added personnel and operational costs related to our growth, including our acquisition of the Branches. Noninterest expense for the nine months ended September 30, 2019 also reflects expenses of $2.0 million related to our mortgage restructuring.
Financial condition
Our total assets grew by 18.5% to $6.09 billion at September 30, 2019 as compared to $5.14 billion at December 31, 2018. The increase was driven by the acquisition of $640.0 million in assets acquired in the Atlantic Capital branch acquisition, which closed on April 5, 2019. Loans held for investment increased $677.8 million to $4.35 billion at September 30, 2019 compared to $3.67 billion at December 31, 2018, which included $375.0 million in loans acquired in the Atlantic Capital branch acquisition.
We grew total deposits by $750.0 million to $4.92 billion at September 30, 2019 as compared to $4.17 billion at December 31, 2018. The increase includes $588.9 million of customer deposits acquired in the Atlantic Capital branch acquisition.
Excluding the impact of assets acquired and liabilities assumed in the Atlantic Capital branch transaction, total assets increased 6.1%, total loans increased 8.3%, and total deposits increased 3.9%, in each case from December 31, 2018 to September 30, 2019.

Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 13, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes increased by $1.4 million, or 5.0%, in the three months ended September 30, 2019 to $29.0 million as compared to $27.6 million in the three months ended September 30, 2018. This increase was a result of an increase in net interest income of $5.6 million and noninterest income of $4.5 million, offset by an increase in noninterest expense of $8.7 million. The increase in net interest income was a result of our loan growth of $849.2 million in average loan balances and the continuing strong credit environment and demand in our markets. The increase also reflects the impact of the Atlantic Capital branch acquisition. Noninterest income increased $4.5 million to $19.6 million in the three months ended September 30, 2019 as compared to $15.1 million in the three months ended September 30, 2018.
Noninterest expense increased $8.7 million or 22.8%, primarily due to increases in salaries, commissions and employee benefits expenses and an increase in occupancy and fixed asset expense. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution was $2.6 million in the three months ended September 30, 2019 compared to $1.0 million in the three months ended September 30, 2018.
Income before taxes from the Banking segment increased by $1.3 million, or 1.6% in the nine months ended September 30, 2019 to $81.0 million as compared to $79.7 million in the nine months ended September 30, 2018. The results were primarily driven by increases in net interest income of $15.1 million and noninterest income of $3.8 million which was offset by an increase in noninterest expense. Noninterest expense increased $16.7 million, primarily due to costs associated with our overall growth, including merger costs from the Atlantic Capital branch acquisition and increased salaries, commissions and employee benefits expenses. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $5.4 million in the nine months ended September 30, 2019 compared to $3.3 million in the three months ended September 30, 2018.
Mortgage
Income before taxes from the Mortgage segment increased $2.2 million to $2.7 million in the three months ended September 30, 2019 as compared to $0.4 million in the three months ended September 30, 2018. Noninterest income decreased $0.7 million to $18.5 million for the three months ended September 30, 2019 as compared to $19.2 million for the three months ended September 30, 2018, driven by decreased loan servicing income. This decrease was mainly due to a negative change in fair value of MSRs of $10.6 million during the three months ended September 30, 2019, which was partially offset by gains of $6.3 million from fair value changes of derivative instruments used to hedge the exposure on the MSRs. The negative change in fair value of MSRs was driven by faster than expected prepayment of loans. The decrease in servicing income during the three months ended September 30, 2019 when compared to the same period in the previous year was partially the result of having lower volume in MSRs during the current period after the sale of $29.2 million of MSRs, which was completed during the first quarter of 2019.
The decrease in servicing income was partially offset by increased gains and fees from the origination and sale of mortgage loans of $28.0 million during the three months ended September 30, 2019 compared with $26.1 million for the three months ended September 30, 2018. Although total interest rate lock commitment volume decreased $68.7 million, or 4.0%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, this decline in volume is attributable to activity in our two wholesale delivery channels, which were sold in the mortgage restructuring. Partially offsetting the decrease in volume from the wholesale channels were increases of 36.0% in volume from our Consumer Direct delivery channel and 57.9% in our retail mortgage delivery channel, both of which benefited from declining interest rates during the three months ended September 30, 2019. Interest rate lock commitments in the pipeline at September 30, 2019 were $679.5 million compared with $318.7 million at December 31, 2018 and $452.8 million at September 30, 2018.
Noninterest expense decreased $3.0 million to $15.8 million for the three months ended September 30, 2019 as compared to $18.8 million for the three months ended September 30, 2018. This decrease is attributable to a reduction in advertising costs along with lower sales of mortgage loans due to the mortgage restructuring.
Income before taxes from the Mortgage segment declined $2.2 million in the nine months ended September 30, 2019 to $1.2 million as compared to income of $3.5 million in the nine months ended September 30, 2018. Noninterest income decreased $7.0 million to $54.2 million for the nine months ended September 30, 2019 as compared to $61.2 million for the nine months ended September 30, 2018 which was driven by lower interest rate lock commitment volume and decreased servicing income.

Interest rate lock commitment volume decreased $988.5 million for the nine months ended September 30, 2019 to $4,821.4 million as compared to $5,809.9 million for the nine months ended September 30, 2018, which was driven by the impact of the mortgage restructuring and overall market conditions, which declined during the first quarter of 2019 and began to improve during the second quarter of 2019. This lower volume resulted in an decrease of $11.7 million in gains and fees from origination and sale of mortgage loans to $64.9 million during the nine months ended September 30, 2019
Noninterest income from the Mortgage segment also included a decline in mortgage servicing income of $7.8 million to $2.0 million for the nine months ended September 30, 2019 compared to the same period in the previous year. This decrease included a negative change in fair value of mortgage servicing rights of $23.8 million for the nine months ended September 30, 2019 compared to gains of $1.7 million for the nine months ended September 30, 2018. The negative change in fair value from the MSR portfolio was partially offset by gains of $13.1 million in derivative hedging instruments during the nine months ended September 30, 2019 compared to a loss of $7.8 million during the same period in the previous year. The decrease in servicing income during the nine months ended September 30, 2019 when compared to the same period in the previous year was partially the result of having lower average volume in MSRs during the current period.
Noninterest expense for the nine months ended September 30, 2019 and 2018 was $53.0 million and $57.3 million, respectively. This decrease is due to a decline in production and mortgage servicing expenses. During the nine months ended September 30, 2019 and 2018, we sold $29.2 million and $39.4 million, respectively, of mortgage servicing rights. No material gain or loss was recognized in connection with the sale in the nine months ended September 30, 2019 and 2018, respectively.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2019 and 2018.
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
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net interest income increased 10.5% to $58.3 million in the three months ended September 30, 2019 compared to $52.8 million in the three months ended September 30, 2018. On a tax-equivalent basis, net interest income increased $5.6 million to $58.8 million in the three months ended September 30, 2019 as compared to $53.2 million in the three months ended September 30, 2018. The increase in tax-equivalent net interest income in the three months ended September 30, 2019 was primarily driven by increased volume on loans held for investment, offset by increased volume and rates on deposits, both partially driven by the product mix acquired from the Branches.
Interest income, on a tax-equivalent basis, was $73.7 million for the three months ended September 30, 2019, compared to $63.0 million for the three months ended September 30, 2018, an increase of $10.7 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio and secondarily, our loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $11.3 million during the three months ended September 30, 2019 to $65.2 million from $53.9 million for the three months ended September 30, 2018, primarily due to volume driven by increased average loan balances of $849.2 million. Partially offsetting the increase in interest income on loans held for investment was a decline in total tax-equivalent yield. The tax-equivalent yield on loans held for investment was 6.01%, down 18 basis points from 6.19% for the three months ended September 30, 2018. The decrease in yield was primarily due to decreases in loan fees and accretion on purchased loans which yielded 0.30% and 0.19%, respectively, in the three months ended September 30, 2019 compared with 0.40% and 0.25%, respectively, during the three months ended September 30, 2018. Partially offsetting this decrease was an increase in contractual interest rates which yielded 5.50% for the three months ended September 30, 2019, compared to 5.47% for the three months ended September 30, 2018. Also included in the loan yield are nonaccrual interest collections and syndicated loan fee income which contributed 2 and 0 basis points, respectively, for the three months ended September 30, 2019 compared to 7 and 0 basis points, respectively, for the three months ended September 30, 2018.
The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$59,645	5.50%	$47,650	5.47%
Origination and other loan fee income	3,293	0.30%	3,486	0.40%
Accretion on purchased loans	2,102	0.19%	2,130	0.25%
Nonaccrual interest collections	201	0.02%	630	0.07%
Syndicated loan fee income	—	—%	32	—%
Total loan yield	$65,241	6.01%	$53,928	6.19%

(1)	Includes tax equivalent adjustment

Our NIM, on a tax-equivalent basis, decreased to 4.28% during the three months ended September 30, 2019 from 4.71% in the three months ended September 30, 2018, primarily a result of increased cost of funds and decreased total loan yield. In addition to decreased loan fees, accretion and nonaccrual interest collections also declined during the three months ended September 30, 2019 compared with the same period in the previous year. Accretion on purchased loans contributed 15 and 19 basis points to the NIM for the three months ended September 30, 2019 and 2018, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 1 and 0 basis points, respectively, to the NIM for the three months ended September 30, 2019 compared to 6 and 0 basis points, respectively, to the NIM for the three months ended September 30, 2018.
For the three months ended September 30, 2019, interest income on loans held for sale decreased $1.6 million to $2.4 million compared to $4.0 million for the three months ended September 30, 2018 due to a decrease in volume contributing a decline of $0.8 million and a decrease in yields contributing decline of $0.7 million. The average balance of loans held for sale decreased $90.6 million to $262.9 million for the three months ended September 30, 2019 compared to $353.5 million for the three months ended September 30, 2018. This decrease includes the impact of the mortgage restructuring, which was completed during the third quarter of 2019. For additional information on the sale, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest income".
For the three months ended September 30, 2019 investment income, on a tax-equivalent basis, increased to $4.7 million from $4.5 million for the three months ended September 30, 2018 due primarily to increased volume. The average balance in the investment portfolio for the three months ended September 30, 2019 was $662.6 million compared to $604.4 million for the three months ended September 30, 2018.
Interest expense was $14.9 million for the three months ended September 30, 2019, an increase of $5.1 million as compared to the three months ended September 30, 2018. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $5.7 million to $13.5 million for the three months ended September 30, 2019, compared to $7.9 million for the three months ended September 30, 2018. The increase was largely attributed to money market deposits and customer time deposits which increased to $4.6 million and $6.4 million, respectively, for the three months ended September 30, 2019 from $3.1 million and $2.7 million, respectively, for the three months ended September 30, 2018. The $1.5 million increase in money market interest expense during the three months ended September 30, 2019 was attributed to both increased rates and volume during the period. The average rate on money markets rose to 1.45%, up 29 basis points from the three months ended September 30, 2018. Average money market balances increased $192.8 million to $1.26 billion during the three months ended September 30, 2019 from $1.07 billion for the same period in the previous year. The $3.7 million increase in customer time deposit interest expense during the three months ended September 30, 2019 was primarily attributed to increased volume driven by increased interest rates. Average customer time deposits increased $439.1 million from $745.6 million during the three months ended September 30, 2018 to $1,184.7 million during the three months ended September 30, 2019. Average rate on customer time deposits increased 69 basis points from 1.44% for the three months ended September 30, 2018 to 2.13% for the three months ended September 30, 2019. This growth was the result of a time deposit campaign implemented during the second half of 2018 and to a lesser extent, the $147.1 million in customer time deposits acquired from the Branches. Slightly offsetting the increase in time deposit interest expense was the decrease in interest expense on brokered and internet time deposits, primarily driven by a decrease in volume. The average rate on brokered and internet time deposits rose to 1.92%, up 11 basis points from the three months ended September 30, 2018. Average brokered and internet time deposit balances decreased $33.2 million to $28.3 million during the three months ended September 30, 2019 from $61.5 million for the same period in the previous year as we replaced with lower-cost funding sources as these higher-cost products matured. In total, time deposit interest expense increased 67 basis points to 2.13% during the three months ended September 30, 2019. Our cost of total deposits was 1.11% for the three months ended September 30, 2019 compared to 0.80% for the three months ended September 30, 2018.
Offsetting the increase in total deposit interest expense was a decrease in interest expense on total borrowings, which decreased $0.6 million to $1.4 million during the three months ended September 30, 2019 compared to $2.0 million during the three months ended September 30, 2018. This decrease was primarily driven by decreased rates in FHLB advances. The cost of total borrowings decreased to 1.81% for the three months ended September 30, 2019 from 2.27% for the three months ended September 30, 2018. Average FHLB advances decreased $44.7 million to $248.3 million for the three months ended September 30, 2019 compared to $293.0 million for the three months ended September 30, 2018. This decrease in average FHLB advances was primarily due to paying down higher rate advances with additional liquidity obtained from the Atlantic Capital branch acquisition. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2019			2018
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$4,306,725	$65,241	6.01%	$3,457,526	$53,928	6.19%
Loans held for sale	262,896	2,448	3.69%	353,477	4,019	4.51%
Securities:
Taxable	508,924	3,137	2.45%	482,733	3,151	2.59%
Tax-exempt(4)	153,633	1,588	4.10%	121,680	1,394	4.55%
Total Securities(4)	662,557	4,725	2.83%	604,413	4,545	2.98%
Federal funds sold	24,388	166	2.70%	18,014	97	2.14%
Interest-bearing deposits with other financial institutions	176,708	950	2.13%	33,184	214	2.56%
FHLB stock	15,976	176	4.37%	13,179	215	6.47%
Total interest earning assets(4)	5,449,250	73,706	5.37%	4,479,793	63,018	5.58%
Noninterest Earning Assets:
Cash and due from banks	51,433			52,980
Allowance for loan losses	(30,484)			(26,487)
Other assets(3)	518,373			425,911
Total noninterest earning assets	539,322			452,404
Total assets	$5,988,572			$4,932,197
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$971,686	$2,338	0.95%	$870,964	$1,690	0.77%
Money market	1,260,555	4,607	1.45%	1,067,754	3,126	1.16%
Savings deposits	207,221	78	0.15%	177,698	68	0.15%
Customer time deposits	1,184,737	6,362	2.13%	745,616	2,699	1.44%
Brokered and internet time deposits	28,273	137	1.92%	61,478	281	1.81%
Time deposits	1,213,010	6,499	2.13%	807,094	2,980	1.46%
Total interest-bearing deposits	3,652,472	13,522	1.47%	2,923,510	7,864	1.07%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	30,585	80	1.04%	24,484	51	0.83%
Federal Home Loan Bank advances	248,315	918	1.47%	293,020	1,524	2.06%
Subordinated debt	30,930	417	5.35%	30,930	418	5.36%
Total other interest-bearing liabilities	309,830	1,415	1.81%	348,434	1,993	2.27%
Total interest-bearing liabilities	3,962,302	14,937	1.50%	3,271,944	9,857	1.20%
Noninterest-bearing liabilities:
Demand deposits	1,180,685			980,296
Other liabilities	113,884			41,569
Total noninterest-bearing liabilities	1,294,569			1,021,865
Total liabilities	5,256,871			4,293,809
Shareholders' equity	731,701			638,388
Total liabilities and shareholders' equity	$5,988,572			$4,932,197
Net interest income (tax-equivalent basis)		$58,769			$53,161
Interest rate spread (tax-equivalent basis)			3.87%			4.39%
Net interest margin (tax-equivalent basis)(5)			4.28%			4.71%
Cost of total deposits			1.11%			0.80%
Average interest-earning assets to average interest-bearing liabilities			137.5%			136.9%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $3.3 million and $3.5 million, accretion of $2.1 million and $2.1 million, and nonaccrual interest collections of $0.2 million and $0.6 million are included in interest income in the three months ended September 30, 2019 and 2018, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net interest income increased 10.2% to $168.3 million in the nine months ended September 30, 2019 compared to $152.7 million in the nine months ended September 30, 2018. On a tax-equivalent basis, net interest income increased $15.8 million to $169.7 million in the nine months ended September 30, 2019 as compared to $153.9 million in the nine months ended September 30, 2018. The increase in tax-equivalent net interest income in the nine months ended September 30, 2019 was primarily driven by increased volume in loans held for investment offset by an increase in deposit volume and rates, both partially driven by the product mix acquired from the Branches.
Interest income, on a tax-equivalent basis, was $212.3 million for the nine months ended September 30, 2019, compared to $177.7 million for the nine months ended September 30, 2018, an increase of $34.6 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio and secondarily, our loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $36.0 million to $186.6 million for the nine months ended September 30, 2019 from $150.7 million for the nine months ended September 30, 2018 primarily due to increased loan volume driven by growth in average loan balances of $756.1 million, partially attributable to the $375.0 million in loans acquired from the Branches. A secondary driver of the increase in interest income on loans held for investment were increased rates. The tax-equivalent yield on loans held for investment was 6.13%, up 5 basis points from the nine months ended September 30, 2018. The increase in yield was primarily due to increase in contractual interest rates which yielded 5.58% in the nine months ended September 30, 2019 compared with 5.38% in the nine months ended September 30, 2018. Offsetting this increase was a decrease in loan fees and accretion on purchased loans which yielded 0.33% and 0.20%, respectively, in the nine months ended September 30, 2019 compared with 0.41% and 0.23%, respectively, in the nine months ended September 30, 2018. Also included in the loan yield are nonaccrual interest collections and syndicated loan fee income which contributed 1 and 1 basis points, respectively, for the nine months ended September 30, 2019 and 5 and 1 basis points, respectively, for the nine months ended September 30, 2018.
The components of our loan yield, a key driver to our NIM for the nine months ended September 30, 2019 and 2018, were as follows:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$169,850	5.58%	$133,243	5.38%
Origination and other loan fee income	10,114	0.33%	10,095	0.41%
Accretion on purchased loans	6,030	0.20%	5,745	0.23%
Nonaccrual interest collections	446	0.01%	1,279	0.05%
Syndicated loan fee income	200	0.01%	323	0.01%
Total loan yield	$186,640	6.13%	$150,685	6.08%

(1)	Includes tax equivalent adjustment
Accretion on purchased loans contributed 16 and 18 basis points to the NIM for the nine months ended September 30, 2019 and 2018, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 1 and 0 basis points, respectively, to the NIM for the nine months ended September 30, 2019 compared to 4 and 1 basis points, respectively, to the NIM for the nine months ended September 30, 2018.
Our NIM, on a tax-equivalent basis, decreased to 4.42% during the nine months ended September 30, 2019 from 4.72% in the nine months ended September 30, 2018, primarily a result of decreased interest income from loans held for sale and increased cost of deposits.
For the nine months ended September 30, 2019, interest income on loans held for sale decreased $4.7 million to $7.9 million compared to $12.6 million for the nine months ended September 30, 2018 due to a decrease in volume contributing a decline of $4.0 million with a secondary driver of decreased rates contributing $0.7 million. The average balance of loans held for sale decreased $129.6 million to $253.6 million for the nine months ended September 30, 2019 compared to $383.2 million for the nine months ended September 30, 2018. This decrease includes the impact of the mortgage restructuring, which was completed during the third quarter of 2019. For additional information on the sale, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest income".

For the nine months ended September 30, 2019 investment income, on a tax-equivalent basis, increased to $15.0 million from $13.1 million for the nine months ended September 30, 2018 driven by increased volume. The average balance in the investment portfolio for the nine months ended September 30, 2019 was $666.3 million compared to $590.2 million for the nine months ended September 30, 2018.
Interest expense was $42.6 million for the nine months ended September 30, 2019, an increase of $18.7 million as compared to the nine months ended September 30, 2018. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $20.0 million to $38.9 million for the nine months ended September 30, 2019, compared to $18.8 million for the nine months ended September 30, 2018. The increase was largely attributed to money market and customer time deposits which increased to $13.1 million and $18.0 million, respectively, for the nine months ended September 30, 2019 from $7.3 million and $5.8 million, respectively, for the nine months ended September 30, 2018. The $5.7 million increase in money market interest expense during the nine months ended September 30, 2019 was primarily attributed to increased rates with a secondary driver of increased volume. The average rate on money markets rose to 1.47%, up 51 basis points from the nine months ended September 30, 2018. Average money market balances increased $169.2 million to $1,185.7 million during the nine months ended September 30, 2019 from $1,016.6 million for the same period in the previous year. The $12.2 million increase in customer time deposit interest expense during the nine months ended September 30, 2019 was primarily attributed to increased volume with a secondary driver of higher rates. Average customer time deposits increased $483.7 million from $664.5 million during the nine months ended September 30, 2018 to $1,148.2 million during the nine months ended September 30, 2019. The average rate on customer time deposits increased 93 basis points from 1.16% for the nine months ended September 30, 2018 to 2.09% for the nine months ended September 30, 2019. This growth was the result of a time deposit campaign implemented during the second half of 2018 and to a lesser extent the $147.1 million in time deposits acquired in the Atlantic Capital branch acquisition. Total cost of total deposits was 1.13% for the nine months ended September 30, 2019 compared to 0.66% for the nine months ended September 30, 2018.
Offsetting the increase in total deposit interest expense was a decrease in interest expense on total borrowings, which decreased $1.3 million to $3.7 million during the nine months ended September 30, 2019 compared to $5.0 million during the nine months ended September 30, 2018. This decrease was primarily driven by decreased volume in FHLB advances, with a secondary driver of decreasing interest rates. The cost of total borrowings increased to 2.21% for the nine months ended September 30, 2019 from 2.19% for the nine months ended September 30, 2018. Average FHLB advances decreased $86.5 million to $166.5 million for the nine months ended September 30, 2019 compared to $252.9 million for the nine months ended September 30, 2018. This decrease in average FHLB advances was primarily due to paying down higher rate advances with additional liquidity obtained from the Atlantic Capital branch acquisition. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interesting-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$4,070,535	$186,640	6.13%	$3,314,403	$150,685	6.08%
Loans held for sale	253,629	7,871	4.15%	383,242	12,574	4.39%
Securities:
Taxable	519,941	10,254	2.64%	474,729	9,137	2.57%
Tax-exempt(4)	146,336	4,704	4.30%	115,452	3,972	4.60%
Total Securities(4)	666,277	14,958	3.00%	590,181	13,109	2.97%
Federal funds sold	18,355	377	2.75%	19,320	252	1.74%
Interest-bearing deposits with other financial institutions	111,551	1,861	2.23%	37,124	534	1.92%
FHLB stock	14,867	561	5.05%	12,510	517	5.53%
Total interest earning assets(4)	5,135,214	212,268	5.53%	4,356,780	177,671	5.45%
Noninterest Earning Assets:
Cash and due from banks	52,108			48,177
Allowance for loan losses	(30,041)			(25,201)
Other assets(3)	490,424			411,709
Total noninterest earning assets	512,491			434,685
Total assets	$5,647,705			$4,791,465
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$939,654	$6,687	0.95%	$916,407	$4,618	0.67%
Money market	1,185,745	13,071	1.47%	1,016,559	7,327	0.96%
Savings deposits	195,822	222	0.15%	179,686	205	0.15%
Customer time deposits	1,148,180	17,970	2.09%	664,505	5,760	1.16%
Brokered and internet time deposits	52,759	915	2.32%	73,683	923	1.67%
Time deposits	1,200,939	18,885	2.10%	738,188	6,683	1.21%
Total interest-bearing deposits	3,522,160	38,865	1.48%	2,850,840	18,833	0.88%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	25,992	232	1.19%	19,916	121	0.81%
Federal Home Loan Bank advances	166,450	2,216	1.78%	252,927	3,612	1.91%
Subordinated debt	30,930	1,237	5.35%	30,930	1,236	5.34%
Total other interest-bearing liabilities	223,372	3,685	2.21%	303,773	4,969	2.19%
Total interest-bearing liabilities	3,745,532	42,550	1.52%	3,154,613	23,802	1.01%
Noninterest-bearing liabilities:
Demand deposits	1,088,876			961,583
Other liabilities	104,861			57,223
Total noninterest-bearing liabilities	1,193,737			1,018,806
Total liabilities	4,939,269			4,173,419
Shareholders' equity	708,436			618,046
Total liabilities and shareholders' equity	$5,647,705			$4,791,465
Net interest income (tax-equivalent basis)		$169,718			$153,869
Interest rate spread (tax-equivalent basis)			4.01%			4.44%
Net interest margin (tax-equivalent basis)(5)			4.42%			4.72%
Cost of total deposits			1.13%			0.66%
Average interest-earning assets to average interest-bearing liabilities			137.1%			138.1%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $10.1 million and $10.1 million, accretion of $6.0 million and $5.7 million, nonaccrual interest collections of $0.4 million and $1.3 million, and syndicated loan fees of $0.2 million and $0.3 million are included in interest income in the nine months ended September 30, 2019 and 2018, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.4 million and $1.2 for the nine months ended September 30, 2019 and 2018, respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis
The table below presents the components of the changes in net interest income for the three months ended September 30, 2019 and 2018. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$12,864	$(1,551)	$11,313
Loans held for sale	(843)	(728)	(1,571)
Securities available for sale and other securities:
Taxable	161	(175)	(14)
Tax Exempt(2)	330	(136)	194
Federal funds sold and balances at Federal Reserve Bank	43	26	69
Time deposits in other financial institutions	772	(36)	736
FHLB stock	31	(70)	(39)
Total interest income(2)	13,358	(2,670)	10,688
Interest-bearing liabilities:
Interest-bearing checking	242	406	648
Money market	705	776	1,481
Savings deposits	11	(1)	10
Customer time deposits	2,358	1,305	3,663
Brokered and internet time deposits	(161)	17	(144)
Securities sold under agreements to repurchase and federal funds purchased	16	13	29
Federal Home Loan Bank advances	(165)	(441)	(606)
Subordinated debt	—	(1)	(1)
Total interest expense	3,006	2,074	5,080
Change in net interest income(2)	$10,352	$(4,744)	$5,608

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $3.3 million and $3.5 million, accretion of $2.1 million and $2.1 million and nonaccrual interest collections of $0.2 million and $0.6 million are included in interest income for the three months ended September 30, 2019 and 2018, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $11.3 million increase in loans held for investment tax-equivalent interest income during three months ended September 30, 2019 compared to three months ended September 30, 2018 was the primary driver of the $5.6 million increase in tax-equivalent net interest income. The increase in loan interest income was primarily driven by an increase in average loans held for investment of $849.2 million, or 24.6%, to $4.31 billion for the three months ended September 30, 2019, as compared to $3.46 billion for the three months ended September 30, 2018, which was largely attributable to strong organic loan growth, the acquisition of $375.0 million in loans acquired from the Branches on April 5, 2019 and continued favorable economic conditions in many of our markets. The increase in loan income was partially offset by an increase in interest expense of $5.1 million due primarily to increases in interest rates and volume of customer time deposits.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$34,670	$1,285	$35,955
Loans held for sale	(4,022)	(681)	(4,703)
Securities available for sale and other securities:
Taxable	892	225	1,117
Tax Exempt(2)	993	(261)	732
Federal funds sold and balances at Federal Reserve Bank	(20)	145	125
Time deposits in other financial institutions	1,242	85	1,327
FHLB stock	89	(45)	44
Total interest income(2)	33,844	753	34,597
Interest-bearing liabilities:
Interest-bearing checking	165	1,904	2,069
Money market	1,865	3,879	5,744
Savings deposits	18	(1)	17
Customer time deposits	7,570	4,640	12,210
Brokered and internet time deposits	(363)	355	(8)
Securities sold under agreements to repurchase and federal funds purchased	54	57	111
Federal Home Loan Bank advances	(1,151)	(245)	(1,396)
Subordinated debt	—	1	1
Total interest expense	8,158	10,590	18,748
Change in net interest income(2)	$25,686	$(9,837)	$15,849

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $10.1 million and $10.1 million, accretion of $6.0 million and $5.7 million, nonaccrual interest collections of $0.4 million and $1.3 million, and syndicated loan fee income of $0.2 million and $0.3 million are included in interest income for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $36.0 million increase in interest income on loans held for investment during the nine months ended September 30, 2019 compared to September 30, 2018 was the primary driver of the $15.8 million increase in tax-equivalent net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $756.1 million, or 22.8%, to $4.07 billion for the nine months ended September 30, 2019, as compared to $3.31 billion for the nine months ended September 30, 2018, which was largely attributable to strong organic loan growth, the acquisition of $375.0 million in loans from the Branches and continued favorable economic conditions in many of our markets. The increase in loan income was partially offset by an increase in interest expense of $18.7 million driven by increases in rates and volume of customer deposits slightly offset by decreased volume of FHLB advances.
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
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Our provision for loan losses was stable at $1.8 million for both the three months ended September 30, 2019 and 2018. Net charge-offs for the three months ended September 30, 2019 were $0.5 million compared with $0.6 million for the same period in the previous year.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Our provision for loan losses for the nine months ended September 30, 2019 was $4.1 million as compared to $3.2 million in the same period in the previous year. The increase is primarily attributable to our loan growth during the period and increased net charge-offs from the previous year. The provision for the nine months ended September 30, 2019 and 2018 also included $0.7 million and $0.6 million of subsequent deterioration on PCI loans related to our previously completed acquisitions. Net charge-offs for the nine months ended September 30, 2019 were $1.6 million compared with net recoveries in the previous year of $0.4 million.

Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage banking income	$29,193	$26,649	$74,740	$81,664
Service charges on deposit accounts	2,416	2,208	6,822	6,216
ATM and interchange fees	3,188	2,411	8,846	7,353
Investment services and trust income	1,336	1,411	3,918	3,797
(Loss) gain from securities, net	(20)	(27)	75	(116)
(Loss) gain on sales or write-downs of other real estate owned	(126)	120	112	(43)
Gain from other assets	44	326	52	239
Other	2,114	1,257	5,598	4,283
Total noninterest income	$38,145	$34,355	$100,163	$103,393

Three months ended September 30, 2019 compared to three months ended September 30, 2018
Noninterest income was $38.1 million for three months ended September 30, 2019, an increase of $3.8 million, or 11.0%, as compared to $34.4 million for the three months ended September 30, 2018. Noninterest income to average assets (excluding any gains or losses from sale of securities, OREO and other assets) was 2.53% in the three months ended September 30, 2019 as compared to 2.73% in the three months ended September 30, 2018.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair vale of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $29.2 million and $26.6 million for the three months ended September 30, 2019 and 2018, respectively.
During the three months ended September 30, 2019, the Bank’s mortgage operations had sales of $1,224.0 million which generated a sales margin of 2.29%. This compares to $1,534.0 million and 1.70% for the three months ended September 30, 2018. The increase in sales margin is a result of change in product mix due to the mortgage restructuring and market conditions. Mortgage banking income from gains on sale and related fair value changes increased to $30.3 million during the three months ended September 30, 2019 compared to $23.8 million for the same period in the previous year. While total interest rate lock volume decreased $68.7 million, or 4.0%, during the three months ended September 30, 2019 as a result of our mortgage restructuring, interest rate lock volume in our Consumer Direct and retail delivery channels increased 43% from three months ended September 30, 2018. The increased volume in our Consumer Direct and retail channels was driven by lower interest rates during the three months ended September 30, 2019 and increased activity from mortgage refinancings during the quarter.
Income from mortgage servicing was $4.0 million and $5.6 million for three months ended September 30, 2019 and 2018, respectively. This decrease of $1.6 million in mortgage servicing income was a result of the sale of $29.2 million of MSRs in the first quarter of 2019 and a negative change in fair value on MSRs and related hedging activity of $5.1 million and $2.7 million in the three months ended September 30, 2019 and 2018, respectively.

The components of mortgage banking income for three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(in thousands)	2019	2018
Mortgage banking income:
Origination and sales of mortgage loans	$28,020	$26,094
Net change in fair value of loans held for sale and derivatives	2,304	(2,320)
Change in fair value on MSRs	(5,091)	(2,701)
Mortgage servicing income	3,960	5,576
Total mortgage banking income	$29,193	$26,649
Interest rate lock commitment volume by line of business:
Consumer Direct	$973,142	$715,739
Third party origination (TPO)	—	206,651
Retail	503,861	319,073
Correspondent	159,263	463,473
Total	$1,636,266	$1,704,936
Interest rate lock commitment volume by purpose (%):
Purchase	31.3%	68.5%
Refinance	68.7%	31.5%
Mortgage sales	1,223,985	1,534,028
Mortgage sale margin	2.29%	1.70%
Closing volume	$1,237,599	$1,490,559
Outstanding principal balance of mortgage loans serviced	$6,297,723	$5,964,642

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $10.7 million and $7.4 million for the three months ended September 30, 2019 and 2018, respectively, and mortgage banking income attributable to our Mortgage segment was $18.5 million and $19.2 million for the three months ended September 30, 2019 and 2018, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $2.4 million, a increase of $0.2 million, or 9.4%, for the three months ended September 30, 2019, compared to $2.2 million for the three months ended September 30, 2018. This increase is attributable to our 23.8% growth in average deposits which is partially attributable to our branch acquisition from Atlantic Capital Bank.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $0.8 million to $3.2 million during the three months ended September 30, 2019 as compared to $2.4 million for the three months ended September 30, 2018. This increase is also attributable to our growth in deposits and increased volume of transactions.
Investment services and trust income includes fees for discretionary portfolio management and trust administration for individuals and businesses. Investment services and trust income decreased $0.1 million during the three months ended September 30, 2019 to $1.3 million compared to $1.4 million for the three months ended September 30, 2018.
Loss on securities for the three months ended September 30, 2019 was $20 thousand compared to a loss on securities for the three months ended September 30, 2018 of $27 thousand. Activity is typically driven by sales activity within our available-for-sale securities portfolio in addition to change in fair value of equity securities with readily determinable market values. Sales activity is attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management. The loss in the three months ended September 30, 2019 is primarily related a net loss on available-for-sale securities of $75 thousand which was offset by a net gain of $55 thousand related to changes in fair value of equity securities with readily determinable fair values. The loss for the three months ended 2018 includes a $27 thousand charge for decline in fair value on equity securities with readily determinable fair values.
Net loss on sales or write-downs of other real estate owned for the three months ended September 30, 2019 was $0.1 million compared to a net gain of $0.1 million for the three months ended September 30, 2018. This change was the result of specific sales and valuation transactions of other real estate.
Net gain on other assets includes sales of repossessed assets and other miscellaneous sales in addition to any identified impairment during the period. Net gain on other assets for the three months ended September 30, 2019 was $44 thousand compared to $0.3 million for the three months ended September 30, 2018.

Other noninterest income for the three months ended September 30, 2019 increased $0.9 million to $2.1 million as compared to other noninterest income of $1.3 million for three months ended September 30, 2018. This increase was related to increased income from interest rate swap fees along with our overall growth, which is partially attributable to the branch acquisition from Atlantic Capital Bank.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Noninterest income was $100.2 million for the nine months ended September 30, 2019, a decrease of $3.2 million, or 3.1%, as compared to $103.4 million for the nine months ended September 30, 2018. Noninterest income to average assets (excluding any gains or losses from sale of securities, OREO and other assets) was 2.37% in the nine months ended September 30, 2019 as compared to 2.88% in the nine months ended September 30, 2018.
Mortgage banking income was $74.7 million and $81.7 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Bank’s mortgage operations had sales of $3,448.9 million which generated a sales margin of 1.88%. This compares to $4,923.8 million and 1.56% for the nine months ended September 30, 2018. Mortgage banking income from gains on sale and related fair value changes amount to $72.7 million during the nine months ended September 30, 2019 compared to $71.9 million for the same period in the previous year due to improved market conditions. Total interest rate lock volume declined $988.5 million, or 17.0%, to $4,821.4 million for the nine months ended September 30, 2019 as a result of our mortgage restructuring and market and competitive pressures. The overcapacity and slow-down of the mortgage market and overall compressing margins experienced during most of the first quarter of 2019 began to improve during the second quarter of 2019 with lowered interest rates bumping production in our retail and Consumer Direct delivery channels.
Income from mortgage servicing was $12.8 million and $16.0 million for the nine months ended September 30, 2019 and 2018, respectively, were partially offset by a decline in fair value on MSRs and related hedging activity of $10.8 million and $6.2 million in the nine months ended September 30, 2019 and 2018, respectively.
The components of mortgage banking income for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Mortgage banking income:
Origination and sales of mortgage loans	$64,903	$76,592
Net change in fair value of loans held for sale and derivatives	7,846	(4,709)
Change in fair value on MSRs	(10,772)	(6,192)
Mortgage servicing income	12,763	15,973
Total mortgage banking income	$74,740	$81,664
Interest rate lock commitment volume by line of business:
Consumer Direct	$2,300,715	$2,221,434
Third party origination (TPO)	327,373	692,325
Retail	1,202,668	1,008,077
Correspondent	990,646	1,888,073
Total	$4,821,402	$5,809,909
Interest rate lock commitment volume by purpose (%):
Purchase	46.2%	65.7%
Refinance	53.8%	34.3%
Mortgage sales	3,448,871	4,923,771
Mortgage sale margin	1.88%	1.56%
Closing volume	$3,477,658	$4,777,814
Outstanding principal balance of mortgage loans serviced	$6,297,723	$5,964,642

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $20.5 million and $20.4 million for the nine months ended September 30, 2019 and 2018, respectively, and mortgage banking income attributable to our Mortgage segment was $54.2 million and $61.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $6.8 million, a increase of $0.6 million, or 9.7%, for the nine months ended September 30, 2019, compared to $6.2 million for the nine months ended September 30, 2018.

This increase is attributable to our 20.9% growth in average deposits, which is partially attributable to the additional customer deposits acquired from the Branches.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $1.5 million to $8.8 million during the nine months ended September 30, 2019 as compared to $7.4 million for the nine months ended September 30, 2018. This increase is also attributable to our growth in deposits and increased volume of transactions.
Investment services and trust income includes fees for discretionary portfolio management and trust administration for individuals and businesses. Investment services and trust income increased $0.1 million during the nine months ended September 30, 2019 to $3.9 million compared to $3.8 million for the nine months ended September 30, 2018.
Gain on securities for the nine months ended September 30, 2019 was $75 thousand compared to a loss on securities for the nine months ended September 30, 2018 of $116 thousand. The gain in the nine months ended September 30, 2019 is primarily related a net gain of $151 thousand related to changes in fair value of equity securities with readily determinable fair values offset by net losses on available for sale securities of $76 thousand. The loss for the nine months ended September 30, 2018 includes a $108 thousand charge for decline in fair value on equity securities with readily determinable fair values.
Net gain on sales or write-downs of other real estate owned for the nine months ended September 30, 2019 was $0.1 million compared to a net loss of $43 thousand for the nine months ended September 30, 2018. This change was the result of specific sales and valuation adjustments to other real estate.
Gain on other assets includes sales of repossessed assets and other miscellaneous sales in addition to any identified impairment during the period. Net gain on other assets for the nine months ended September 30, 2019 was $52 thousand compared to a net loss of $0.2 million for the nine months ended September 30, 2018.
Other noninterest income for the nine months ended September 30, 2019 increased $1.3 million to $5.6 million as compared to other noninterest income of $4.3 million for nine months ended September 30, 2018. This increase is driven by an increase in loan servicing fees from our manufactured housing portfolio and increased interest rate swap fees in addition to miscellaneous expenses related to our growth, including the impact of the Branches.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Salaries, commissions and employee benefits	$40,880	$35,213	$112,495	$103,606
Occupancy and equipment expense	4,058	3,514	12,107	10,483
Legal and professional fees	1,993	1,917	5,412	5,925
Data processing	2,816	2,562	7,843	6,735
Merger costs	295	—	4,699	1,193
Amortization of core deposit and other intangibles	1,197	777	3,180	2,432
Advertising	1,895	3,810	7,066	10,500
Other expense	9,801	9,420	29,353	28,848
Total noninterest expense	$62,935	$57,213	$182,155	$169,722

Three months ended September 30, 2019 compared to three months ended September 30, 2018
Noninterest expense increased by $5.7 million during the three months ended September 30, 2019 to $62.9 million as compared to $57.2 million in the three months ended September 30, 2018. This increase resulted primarily from a $5.7 million increase in salaries, commissions and employee benefits expense.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 65.0% and 61.5% of total noninterest expense in the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, salaries and employee benefits expense increased $5.7 million, or 16.1%, to $40.9 million as compared to $35.2 million for the three months ended September 30, 2018. This increase was mainly driven by several key employee hires, increased equity compensation benefits and commissions.

Mortgage contributed $1.3 million to the increase in salaries, commissions and employee benefits expense during the three months ended September 30, 2019 compared to same period for 2018, primarily related to higher sales volume from the retail and Consumer Direct delivery channels.
Salaries and employee benefits expense also reflects $1.8 million and $1.5 million accrued for equity compensation grants during the three months ended September 30, 2019 and 2018, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to annual performance grants.
Occupancy and equipment expense includes fees related to leased property operations and repairs and maintenance. Occupancy and equipment expense in the three months ended September 30, 2019 was $4.1 million, an increase of $0.5 million, compared to $3.5 million for the three months ended September 30, 2018, which was attributable to an increase in lease costs and property taxes partially attributable to our branch acquisition from Atlantic Capital Bank.
Legal and professional fees includes litigation expense, accounting, audit and tax service fees, professional licenses and fees, quality control and consulting fees. Legal and professional fees were $2.0 million for the three months ended September 30, 2019 as compared to $1.9 million for the three months ended September 30, 2018.
Data processing costs include computer expenses and data processing fees for authorization, clearing, settlement and other various processing activity. Data processing costs increased $0.3 million, or 9.9%, to $2.8 million for the three months ended September 30, 2019 from $2.6 million for the three months ended September 30, 2018. The increase for the three months ended September 30, 2019 was attributable to our growth and increased volume of transaction processing.
Merger costs amounted to $0.3 million for the three months ended September 30, 2019 compared to $0 for the three months ended September 30, 2018. Merger costs during the three months ended September 30, 2019 include costs associated with our Atlantic Capital branch acquisition and previously announced merger with Farmers National.
Amortization of core deposits and other intangibles represents amortization of core deposit intangible assets acquired through acquisitions and other miscellaneous intangibles. Amortization of core deposit and other intangible assets totaled $1.2 million for the three months ended September 30, 2019 compared to $0.8 million for the three months ended September 30, 2018. The increase is due to the additional core deposit intangible related to the Atlantic Capital branch acquisition, which had a preliminary fair value of $10.8 million at the April 5, 2019 closing date.
Advertising costs for the three months ended September 30, 2019 were $1.9 million, a decrease of $1.9 million compared to $3.8 million for the three months ended September 30, 2018. The decrease is attributable to lower costs from our mortgage business and a time deposit campaign that took place during the three months ended September 30, 2018.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $0.4 million during the three months ended September 30, 2019 to $9.8 million compared to $9.4 million during the the three months ended September 30, 2018. The increase is related to miscellaneous costs associated with our growth, including the impact of the Atlantic Capital branch acquisition.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Noninterest expense increased by $12.4 million during the nine months ended September 30, 2019 to $182.2 million as compared to $169.7 million in the nine months ended September 30, 2018. This increase resulted primarily from a $8.9 million increase in salaries, commissions and employee benefits expense, a $3.5 increase in merger costs and overall increase in expenses due to our growth, including the impact of the Atlantic Capital branch acquisition completed during the second quarter of 2019.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 61.8% and 61.0% of total noninterest expense in the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, salaries and employee benefits expense increased $8.9 million, or 8.6%, to $112.5 million as compared to $103.6 million for the nine months ended September 30, 2018.
This increase is due to increased costs associated with our growth, including the impact of the branches acquired from Atlantic Capital, and is partially offset by a reduction in mortgage personnel resulting from the mortgage restructuring. This decrease in mortgage personnel resulted in a $2.7 million decrease in mortgage salaries, commissions and employee benefits expense during the nine months ended September 30, 2019 compared to same period for 2018.
Salaries and employee benefits expense also reflects $5.6 million and $5.3 million accrued for equity compensation grants during the nine months ended September 30, 2019 and 2018, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to annual performance grants.

Occupancy and equipment expense includes fees related to leased property operations and repairs and maintenance. Occupancy and equipment expense in the nine months ended September 30, 2019 was $12.1 million, an increase of $1.6 million, compared to $10.5 million for the nine months ended September 30, 2018, which was attributable to an increase in lease costs and property taxes, including added leases from our acquisition of the the Branches.
Legal and professional fees were $5.4 million for the nine months ended September 30, 2019 as compared to $5.9 million for the nine months ended September 30, 2018. This decrease is due to our increased leverage in internal legal resources.
Data processing costs increased $1.1 million, or 16.5%, to $7.8 million for the nine months ended September 30, 2019 from $6.7 million for the nine months ended September 30, 2018. The increase for the nine months ended September 30, 2019 was attributable to our growth and volume of transaction processing.
Merger costs amounted to $4.7 million for the nine months ended September 30, 2019 compared to $1.2 million for the nine months ended September 30, 2018. Merger costs during the nine months ended September 30, 2019 include costs associated with our Atlantic Capital branch acquisition completed during the second quarter of 2019 and our previously announced merger with Farmers National. Merger costs for the nine months ended September 30, 2018 were related to the merger with the Clayton Banks.
Amortization of core deposits and other intangibles represents amortization of core deposit intangible assets acquired through acquisitions and other miscellaneous intangibles. Amortization of core deposit and other intangible assets totaled $3.2 million for the nine months ended September 30, 2019 compared to $2.4 million for the nine months ended September 30, 2018. The increase is due to the additional core deposit intangible related to the acquisition of the Branches, which had a preliminary fair value of $10.8 million at the April 5, 2019 closing date. The Company amortizes the core deposit intangibles under sum of the years digits method, which accelerates amortization at the beginning of its estimated useful life and reduces over time.
Advertising costs for the nine months ended September 30, 2019 were $7.1 million, a decrease of $3.4 million compared to $10.5 million for the nine months ended September 30, 2018. The decrease is attributable to decreased advertising from our mortgage business and time deposit campaign that took place during the third quarter of 2018.
Other noninterest expense for the nine months ended September 30, 2019 was $29.4 million, an increase of $0.5 million from the nine months ended September 30, 2018. This increase includes mortgage restructuring charges of $2.0 million and increased expenses due to our branch acquisition from Atlantic Capital Bank completed on April 5, 2019. This increase was offset by a decrease in mortgage servicing expenses in addition to $0.7 million in offering expenses related to the completion of a $151.8 million follow-on secondary offering during the second quarter of 2018.
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
Our efficiency ratio was 65.3% and 65.7% for the three months ended September 30, 2019 and 2018, respectively, and 67.8% and 66.3% for the nine months ended September 30, 2019 and 2018, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 64.5% and 65.7% for the three months ended September 30, 2019 and 2018, respectively and 65.1% and 65.3% for the nine months ended September 30, 2019 and 2018, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2019	2018	2019	2018	2018
Return on average total assets	1.59%	1.72%	1.47%	1.76%	1.66%
Return on average shareholders' equity	13.0%	13.3%	11.7%	13.7%	12.7%
Dividend payout ratio	10.7%	8.93%	12.3%	6.04%	7.93%
Average shareholders’ equity to average assets	12.2%	12.9%	12.5%	12.9%	13.0%

Income tax
Income tax expense was $7.7 million and $6.7 million for the three months ended September 30, 2019 and 2018, respectively, and $20.0 million and $20.0 million for the nine months ended September 30, 2019 and 2018, respectively. This represents effective tax rates of 24.4% and 23.9% for the three months ended September 30, 2019 and 2018, respectively, and 24.3% and 24.0% for the nine months ended September 30, 2019 and 2018, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and additional deductions for equity-based compensation upon the distribution of RSUs.

Financial condition
The following discussion of our financial condition compares the nine months ended September 30, 2019 with the year ended December 31, 2018.
Total assets
Our total assets were $6.09 billion at September 30, 2019.  This compares to total assets of $5.14 billion as of December 31, 2018. This increase was largely attributable to an increase of $677.8 million in loans held for investment driven by strong demand for loan products in our markets and the success of our growth initiatives, including $375.0 million of loans acquired through our branch acquisition from Atlantic Capital Bank.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 71.4% of our total assets as of both September 30, 2019 and December 31, 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. At September 30, 2019 and December 31, 2018, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”). At September 30, 2019 and December 31, 2018, loans held for investment included approximately $102.6 million and $88.8 million, respectively, related to participated loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans
Loans increased $677.8 million, or 18.5%, to $4.35 billion as of September 30, 2019 as compared to $3.67 billion as of December 31, 2018. Our loan growth during the nine months ended September 30, 2019 has been composed of increases of $130.8 million, or 15.1%, in commercial and industrial loans, $127.1 million, or 25.8%, in owner occupied commercial real estate loans, $214.3 million, or 30.6%, in non-owner occupied commercial real estate loans, $184.2 million, or 22.4%, in residential real estate loans and $39.7 million, or 17.4%, in consumer and other loans, respectively. These increases were offset by a decrease of $18.3 million, or 3.3%, in construction loans. The increase in loans during the nine months ended September 30, 2019 is attributable to our Atlantic Capital branch acquisition, continued strong demand in our metropolitan markets, and continued favorable economic conditions and interest rates throughout much of our geographic footprint.

Loans by type
The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$997,921	23%	$867,083	24%
Construction	537,784	13%	556,051	15%
Residential real estate:
1-to-4 family	710,077	16%	555,815	16%
Line of credit	215,493	5%	190,480	5%
Multi-family	80,352	2%	75,457	2%
Commercial real estate:
Owner-Occupied	620,635	14%	493,524	13%
Non-Owner Occupied	914,502	21%	700,248	19%
Consumer and other	268,580	6%	228,853	6%
Total loans	$4,345,344	100%	$3,667,511	100%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2019 and December 31, 2018, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.
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
The table below shows concentration ratios for the Bank and Company as of September 30, 2019 and December 31, 2018, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
September 30, 2019
Construction	89.4%	87.5%
Commercial real estate	254.9%	249.5%
December 31, 2018
Construction	99.1%	95.4%
Commercial real estate	237.5%	228.6%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of September 30, 2019, our commercial and industrial loans comprised $997.9 million, or 23% of loans, compared to $867.1 million, or 24% of loans, as of December 31, 2018.

Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of September 30, 2019, our owner occupied commercial real estate loans comprised $620.6 million, or 14% of loans, compared to $493.5 million, or 13%, of loans, as of December 31, 2018.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of September 30, 2019, our non-owner occupied commercial real estate loans comprised $914.5 million, or 21%, of loans, compared to $700.2 million, or 19% of loans, as of December 31, 2018.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of September 30, 2019, our residential real estate mortgage loans comprised $710.1 million, or 16% of loans, compared to $555.8 million, or 16%, of loans as of December 31, 2018.
Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of September 30, 2019 comprised $215.5 million or 5% of loans compared to $190.5 million, or 5%, of loans as of December 31, 2018.
Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of September 30, 2019 comprised $80.4 million, or 2% of loans, compared to $75.5 million, or 2%, of loans as of December 31, 2018.
Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of September 30, 2019, our construction loans comprised $537.8 million, or 13% of loans compared to $556.1 million, or 15% of loans as of December 31, 2018.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of September 30, 2019, our consumer and other loans comprised $268.6 million, or 6% of loans, compared to $228.9 million, or 6% of loans as of December 31, 2018.

Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of September 30, 2019 and December 31, 2018. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments. As of September 30, 2019 and December 31, 2018, the Company had $23.4 million and $39.9 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of September 30, 2019
Commercial and industrial	$393,792	$477,436	$126,693	$997,921
Commercial real estate:
Owner occupied	87,671	361,015	171,949	620,635
Non-owner occupied	104,886	546,624	262,992	914,502
Residential real estate:
1-to-4 family	64,369	258,595	387,113	710,077
Line of credit	6,365	45,018	164,110	215,493
Multi-family	1,866	50,189	28,297	80,352
Construction	209,853	283,439	44,492	537,784
Consumer and other	36,572	66,251	165,757	268,580
Total ($)	$905,374	$2,088,567	$1,351,403	$4,345,344
Total (%)	20.8%	48.1%	31.1%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2018
Commercial and industrial	$316,253	$442,720	$108,110	$867,083
Commercial real estate:
Owner occupied	82,141	296,303	115,080	493,524
Non-owner occupied	92,418	345,241	262,589	700,248
Residential real estate:
1-to-4 family	55,553	223,346	276,916	555,815
Line of credit	10,382	41,024	139,074	190,480
Multi-family	2,226	18,706	54,525	75,457
Construction	233,108	256,079	66,864	556,051
Consumer and other	31,580	52,516	144,757	228,853
Total ($)	$823,661	$1,675,935	$1,167,915	$3,667,511
Total (%)	22.5%	45.7%	31.8%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of September 30, 2019 and December 31, 2018.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2019
Commercial and industrial	$274,326	$329,803	$604,129
Commercial real estate:
Owner occupied	430,530	102,434	532,964
Non-owner occupied	328,884	480,732	809,616
Residential real estate:
1-to-4 family	535,367	110,341	645,708
Line of credit	576	208,552	209,128
Multi-family	57,229	21,257	78,486
Construction	81,671	246,260	327,931
Consumer and other	213,617	18,391	232,008
Total ($)	$1,922,200	$1,517,770	$3,439,970
Total (%)	55.9%	44.1%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2018
Commercial and industrial	$195,589	$355,241	$550,830
Commercial real estate:
Owner occupied	346,356	65,027	411,383
Non-owner occupied	289,990	317,840	607,830
Residential real estate:
1-to-4 family	468,048	32,214	500,262
Line of credit	25,196	154,902	180,098
Multi-family	69,301	3,930	73,231
Construction	121,451	201,492	322,943
Consumer and other	193,115	4,158	197,273
Total ($)	$1,709,046	$1,134,804	$2,843,850
Total (%)	60.1%	39.9%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2019
One year or less	$359,561	$545,813	$905,374
One to five years	1,190,423	898,144	2,088,567
More than five years	731,777	619,626	1,351,403
Total ($)	$2,281,761	$2,063,583	$4,345,344
Total (%)	52.5%	47.5%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2018
One year or less	$346,928	$476,733	$823,661
One to five years	993,441	682,494	1,675,935
More than five years	715,605	452,310	1,167,915
Total ($)	$2,055,974	$1,611,537	$3,667,511
Total (%)	56.1%	43.9%	100.0%
Of the loans shown above with floating interest rates totaling $2.06 billion as of September 30, 2019, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)
As of September 30, 2019
Loans with current rates above floors	59,037	—	237,868	—	260,091	—
Loans with current rates below floors:
1-25 bps	25,640	18.53	87,034	12.70	70,565	18.51
26-50 bps	12,951	49.48	65,859	49.93	56,309	48.35
51-75 bps	606	61.15	6,632	61.11	7,833	65.50
76-100 bps	599	99.59	4,002	94.15	29,328	91.50
101-125 bps	—	—	8,275	121.45	14,513	109.49
126-150 bps	481	136.17	5,135	146.70	23,862	132.62
151-200 bps	16	159.63	65	155.41	1,371	168.58
200-250 bps	—	—	15,158	206.14	442	235.62
251 bps and above	—	—	—	—	156	304.86
Total loans with current rates below floors	$40,293	19.94	$192,160	$23.41	204,379	$26.61

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
Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. PCI contractually past due 30-89 days amounted to $3.6 million as of both September 30, 2019 and December 31, 2018, respectively, and an additional $0.8 million and $4.1 million were contractually past due 90 days or more as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, we had $38.0 million and $31.4 million, respectively, in nonperforming assets. As of September 30, 2019 and December 31, 2018, other real estate owned included $7.3 million and $5.4 million, respectively, of excess land and facilities resulting from our acquisitions. Other nonperforming assets, including other repossessed non-real estate, as of September 30, 2019 and December 31, 2018 amounted to $1.5 million and $1.6 million, respectively.
If our nonperforming assets would have been current during the three and nine months ended September 30, 2019, we would have recorded an additional income of $0.6 million and $1.5 million, respectively, compared to $0.1 million and $0.4 million, respectively, during the three and nine months ended September 30, 2018. We had net interest recoveries of $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2019, compared to $0.6 million and $1.3 million, respectively, for the three and nine months ended September 30, 2018, recognized on loans that had previously been charged off or classified as nonperforming in previous periods.

The following table provides details of our nonperforming assets, the ratio of such loans and other real estate owned to total assets as of the dates presented, and certain other related information:

	As of September 30,		As of December 31,
(dollars in thousands)	2019	2018	2018
Loan Type
Commercial and industrial	$387	$2,278	$503
Construction	1,107	287	283
Residential real estate:
1-to-4 family mortgage	8,576	2,508	3,441
Residential line of credit	719	1,323	1,761
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,274	2,314	2,620
Non-owner occupied	6,601	1,206	6,962
Consumer and other	1,699	803	1,156
Total nonperforming loans held for investment	20,363	10,719	16,726
Loans held for sale	—	—	397
Other real estate owned	16,076	13,587	12,643
Other	1,519	1,564	1,637
Total nonperforming assets	$37,958	$25,870	$31,403
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.47%	0.30%	0.46%
Total nonperforming assets as a percentage of total assets	0.62%	0.51%	0.61%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.04%	0.05%	0.06%
Loans restructured as troubled debt restructurings	$11,460	$7,679	$6,794
Troubled debt restructurings as a percentage of total loans held for investment	0.26%	0.22%	0.19%
Total nonperforming loans as a percentage of loans were 0.47% as of September 30, 2019 as compared to 0.46% as of December 31, 2018. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 154.5% as of September 30, 2019 as compared to 173.0% as of December 31, 2018.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Excluding PCI loans, loans 30-89 days past due were $15.5 million at September 30, 2019, as compared to $9.2 million at December 31, 2018.
For acquired loans, neither the credit portion nor any other portion of the fair value discount is reflected in the reported allowance for loan and lease losses. However, as of September 30, 2019 and December 31, 2018, the allowance included $1.6 million and $0.9 million, respectively, in reserves related to subsequent deterioration on loans acquired in our previous mergers and acquisitions. No deterioration subsequent to the acquisition date has been recorded related to the loans acquired in the Atlantic Capital branch transaction as of September 30, 2019. Under acquisition accounting rules set forth in ASC 805, "Business Combinations," preliminary fair value estimates are subject to change within up to a one-year measurement period to finalize fair values assigned to assets acquired and liabilities assumed and finalize the overall purchase price allocation. As such, we may record adjustments to preliminary estimates related to our acquisition of the Branches through December 31, 2019.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “(Loss) gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $0.9 million and $2.9 million were sold as of three and nine months ended September 30, 2019, resulting in a net loss of $0.1 million and net gain of $0.1 million, respectively. Other real estate owned with a cost basis of $1.6 million and $4.3 million were sold during the three and nine months ended September 30, 2018, respectively, resulting in a net gain of $0.1 million and a net loss of $43 thousand, respectively.

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
Loans totaling $78.9 million and $66.5 million were classified as substandard under our policy at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, $18.6 million and $22.3 million of substandard loans were purchased credit impaired in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at September 30, 2019 and December 31, 2018.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of September 30, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$930,094	$49,209	$16,994	$996,297
Construction	528,358	4,074	2,150	534,582
Residential real estate:
1-to-4 family mortgage	666,942	8,254	13,898	689,094
Residential line of credit	212,556	1,171	1,693	215,420
Multi-family mortgage	80,285	67	—	80,352
Commercial real estate:
Owner occupied	574,582	25,962	14,044	614,588
Non-owner occupied	868,007	25,597	8,710	902,314
Consumer and other	243,495	3,315	2,818	249,628
Total loans, excluding purchased credit impaired loans	$4,104,319	$117,649	$60,307	$4,282,275

Purchased credit impaired loans
Commercial and industrial	$—	$1,023	$601	$1,624
Construction	—	2,994	208	3,202
Residential real estate:
1-to-4 family mortgage	—	16,540	4,443	20,983
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,244	1,803	6,047
Non-owner occupied	—	5,620	6,568	12,188
Consumer and other	—	14,074	4,878	18,952
Total purchased credit impaired loans	$—	$44,495	$18,574	$63,069
Total loans	$4,104,319	$162,144	$78,881	$4,345,344

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512

Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511
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
In addition, on a regular basis, management and the Company’s Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $31.5 million and $28.9 million and represented 0.72% and 0.79% of loans held for investment at September 30, 2019 and December 31, 2018, respectively. This decrease is the result of current credit quality and was also impacted by the addition of purchased loans from our branch acquisition from Atlantic Capital, which contributed to this decrease as newly purchased loans were recorded at fair value as of the acquisition date and do not carry a significant allowance for loan losses as of September 30, 2019.

The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$5,170	23%	$5,348	24%
Construction	9,842	13%	9,729	15%
Residential real estate:
1-to-4 family mortgage	3,331	16%	3,428	16%
Residential line of credit	727	5%	811	5%
Multi-family mortgage	574	2%	566	2%
Commercial real estate:
Owner occupied	3,709	14%	3,132	13%
Non-owner occupied	4,927	21%	4,149	19%
Consumer and other	3,184	6%	1,769	6%
Total allowance	$31,464	100%	$28,932	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2019	2018	2019	2018	2018
Allowance for loan loss at beginning of period	$30,138	$26,347	$28,932	$24,041	$24,041
Charge-offs:
Commercial and industrial	(3)	(333)	(261)	(558)	(898)
Construction	—	(14)	—	(29)	(29)
Residential real estate:
1-to-4 family mortgage	—	(4)	(82)	(69)	(138)
Residential line of credit	(170)	(13)	(305)	(33)	(36)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	—	(55)	—	(55)	(91)
Non-owner occupied	(12)	—	(12)	—	—
Consumer and other	(532)	(498)	(1,698)	(1,255)	(1,613)
Total charge-offs	$(717)	$(917)	$(2,358)	$(1,999)	$(2,805)
Recoveries:
Commercial and industrial	16	104	66	374	390
Construction	1	13	8	1,127	1,164
Residential real estate:
1-to-4 family mortgage	25	99	62	157	171
Residential line of credit	75	31	121	102	178
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	3	10	95	141	143
Non-owner occupied	—	—	—	51	51
Consumer and other	92	103	435	416	550
Total recoveries	$212	$360	$787	$2,368	$2,647
Net (charge-offs) recoveries	(505)	(557)	(1,571)	369	(158)
Provision for loan losses	1,831	1,818	4,103	3,198	5,398
Adjustments for transfers to loans HFS	—	—	—	—	(349)
Allowance for loan loss at the end of period	$31,464	$27,608	$31,464	$27,608	$28,932
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.05)%	(0.06)%	(0.05)%	0.02%	—%
Allowance for loan loss as a percentage of loans at end of period	0.72%	0.78%	0.72%	0.78%	0.79%
Allowance of loan loss as a percentage of nonperforming loans	154.5%	257.6%	154.5%	257.6%	173.0%

Mortgage loans held for sale
Mortgage loans held for sale were $305.5 million at September 30, 2019 compared to $278.8 million at December 31, 2018. Interest rate lock volume for the three months ended September 30, 2019 and 2018 totaled $1.64 billion and $1.70 billion, respectively, compared to $4.82 billion and $5.81 billion for the nine months ended September 30, 2019 and 2018, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The decrease in interest rate lock volume for the three and nine months ended September 30, 2019, reflects the impact of our mortgage restructuring offset by increased volume in our retail and Consumer Direct channels, which benefited from decreased interest rates when compared to the same period in the previous year. Interest rate lock commitments in the pipeline were $679.5 million at September 30, 2019 compared with $318.7 million at December 31, 2018.
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
Total deposits were $4.92 billion and $4.17 billion as of September 30, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits at September 30, 2019 and December 31, 2018 were $1,214.4 million and $949.1 million, respectively, while interest-bearing deposits were $3.71 billion and $3.22 billion at September 30, 2019 and December 31, 2018, respectively. The 18.0% increase in total deposits is partially attributed to the acquisition of $588.9 million in deposits acquired from the Branches, continued focus on core customer deposit growth, and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank.
Brokered and internet time deposits at September 30, 2019 and December 31, 2018 were $25.4 million and $103.1 million, respectively. The decrease of $77.7 million was due to expected maturity of brokered deposits while replacing with lower cost funds, which is consistent with our asset liability management strategy.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $121.4 million and $53.5 million at September 30, 2019 and December 31, 2018, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $428.2 million at September 30, 2019 compared to $448.6 million at December 31, 2018. The decrease is attributable to a strategic decrease of $95.0 million of public fund CDs offset by our growth, including an increase of $41.6 million from the ACBI branch acquisition.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed in Note 16 to the consolidated unaudited financial statements included in this Report. The mix between noninterest-bearing and interest-bearing deposits as of September 30, 2019 shifted slightly due to maturity of brokered and internet time deposits that were replaced with lower-cost products when compared to December 31, 2018. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature.
Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest paid and rate analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Amount	% of total	Average rate	Amount	% of total	Average rate
Deposit Type
Noninterest-bearing demand	$1,214,373	25%	—	$949,135	23%	—
Interest-bearing demand	1,029,430	21%	0.95%	863,706	21%	0.73%
Money market	1,272,872	26%	1.47%	1,064,191	26%	1.06%
Savings deposits	208,825	4%	0.15%	174,940	4%	0.15%
Customer time deposits	1,170,827	24%	2.09%	1,016,638	24%	1.40%
Brokered and internet time deposits	25,436	—%	2.32%	103,107	2%	1.79%
Total deposits	$4,921,763	100%	1.11%	$4,171,717	100%	0.76%
Customer Time Deposits
0.00-0.50%	$20,982	2%		$34,696	3%
0.51-1.00%	151,726	13%		196,032	19%
1.01-1.50%	40,945	3%		124,007	12%
1.51-2.00%	221,396	19%		60,286	6%
2.01-2.50%	416,944	36%		260,173	26%
Above 2.50%	318,834	27%		341,444	34%
Total customer time deposits	$1,170,827	100%		$1,016,638	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$787	1%
0.51-1.00%	—	—%		548	1%
1.01-1.50%	8,452	33%		21,211	21%
1.51-2.00%	14,454	57%		15,204	15%
2.01-2.50%	2,182	9%		63,167	60%
Above 2.50%	348	1%		2,190	2%
Total brokered and internet time deposits	25,436	100%		103,107	100%
Total time deposits	$1,196,263			$1,119,745

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$130,657	$77,661	$208,318
Over Three to Six	119,379	66,609	185,988
Over Six to Twelve	229,915	124,219	354,134
Over Twelve	289,428	158,395	447,823
Total	$769,379	$426,884	$1,196,263

	As of December 31, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$142,472	$95,209	$237,681
Over Three to Six	86,877	57,592	144,469
Over Six to Twelve	241,516	132,204	373,720
Over Twelve	236,972	126,903	363,875
Total	$707,837	$411,908	$1,119,745

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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$999	—%	$989	—%
Mortgage-backed securities	485,300	73%	508,580	78%
Municipals, tax exempt	173,785	26%	138,887	21%
Treasury securities	7,432	1%	7,242	1%
Corporate securities	1,015	—%	—	—%
Total securities available for sale	$668,531	100%	$655,698	100%
The balance of our available-for-sale debt securities portfolio at September 30, 2019 was $668.5 million compared to $655.7 million at December 31, 2018.  During the three and nine months ended September 30, 2019, we purchased $37.9 million and $92.1 million in investment securities, respectively. This compares to purchases of $16.8 million and $137.9 million during the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 32.0% and 49.1% of these purchases, respectively. This compares to purchases of mortgage-backed securities and CMOs, in the aggregate, comprising of 75.6% and 84.6% during the three and nine months ended September 30, 2018. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Municipal securities accounted for 65.5% and 49.9% of total securities purchased in the three and nine months ended September 30, 2019, respectively, and made up 24.4% and 15.4% of total securities purchased during the same periods in 2018. Corporate securities accounted for 2.6% and 1.1% of total securities purchased in the three and nine months ended September 30, 2019, respectively. The carrying value of securities sold during the three and nine months ended September 30, 2019, totaled $22.7 million and $24.5 million, respectively. This compares to the carrying value of total securities sold during the three and nine months ended September 30, 2018 totaling $0.0 and $0.2 million, respectively. Maturities and calls of securities during the three and nine months ended September 30, 2019, totaled $28.7 million and $78.9 million, respectively, while totaling $20.1 million and $54.6 million during the same periods in 2018. As of September 30, 2019 and December 31, 2018, net unrealized gains of $12.4 million and losses of $12.3 million, respectively, were recorded on available-for-sale debt securities.
As of September 30, 2019 and December 31, 2018, the Company had $3.3 million and $3.1 million, respectively, in equity securities recorded at fair value. The change in the fair value of equity securities resulted in net gains of $55 thousand and $151 thousand, respectively, during the three and nine months ended September 30, 2019 compared to net losses of $27 thousand and $108 thousand, respectively, during the three and nine months ended September 30, 2018.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of September 30, 2019			As of December 31, 2018
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—%	—%	$—	—%	—%
Maturing in one to five years	7,432	1.1%	1.76%	7,242	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	7,432	1.1%	1.76%	7,242	1.1%	1.76%
Government agency securities:
Maturing within one year	999	0.1%	1.43%	989	0.2%	1.43%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	999	0.1%	1.43%	989	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	4,313	0.6%	5.82%	15,039	2.3%	6.14%
Maturing in one to five years	5,169	0.8%	4.82%	6,498	1.0%	4.86%
Maturing in five to ten years	14,963	2.2%	4.30%	18,387	2.8%	4.68%
Maturing after ten years	149,340	22.3%	3.93%	98,963	15.1%	4.13%
Total obligations of state and municipal subdivisions	173,785	25.9%	4.04%	138,887	21.2%	4.46%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	499	0.1%	1.83%	—	—%	—%
Maturing in five to ten years	24,944	3.7%	3.17%	11,988	1.8%	3.07%
Maturing after ten years	459,857	68.9%	2.47%	496,592	75.7%	2.67%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	485,300	72.7%	2.50%	508,580	77.5%	2.68%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	1,015	0.2%	4.13%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	1,015	0.2%	4.13%	—	—%	—%
Total investment securities	$668,531	100.0%	3.00%	$655,698	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.
The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
As of As of September 30, 2019
US Government agency securities	$1,000	$—	$(1)	$999
Mortgage-backed securities	481,580	5,784	(2,064)	485,300
Municipals, tax exempt	165,100	8,754	(69)	173,785
Treasury securities	7,415	17	—	7,432
Corporate securities	1,000	15	—	1,015
	$656,095	$14,570	$(2,134)	$668,531
As of As of December 31, 2018
US Government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
	$668,033	$2,756	$(15,091)	$655,698

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
The following table sets forth our total borrowings segmented by years to maturity as of September 30, 2019:

	September 30, 2019
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
September 30, 2020	$126,199	41%	2.02%
September 30, 2021	—	—%	—%
September 30, 2022	—	—%	—%
September 30, 2023	—	—%	—%
September 30, 2024	—	—%	—%
Thereafter	180,930	59%	1.97%
Total	$307,129	100%	1.99%
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $26.2 million and $15.1 million at September 30, 2019 and December 31, 2018, respectively.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $255.0 million as of September 30, 2019 and $240.0 million as of December 31, 2018. There were no borrowings against the line at September 30, 2019 and December 31, 2018.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $527.4 million and qualifying commercial mortgages of $521.8 million as collateral securing a line of credit with a total borrowing capacity of $833.7 million as of September 30, 2019. As of December 31, 2018, we pledged qualifying residential mortgages of $619.0 million and qualifying commercial mortgages of $608.7 million as collateral securing a line of credit with a total borrowing capacity of $737.0 million.
Borrowings against our line totaled $250.0 million and $181.8 million as of September 30, 2019 and December 31, 2018, respectively. Total borrowings comprised $150.0 million and $1.8 million in long-term advances as of September 30, 2019 and December 31, 2018, respectively. There were no overnight cash management advances (CMAs) as of September 30, 2019 and $80.0 million as of December 31, 2018, respectively. In addition, a letter of credit with FHLB of $100.0 million was pledged to secure public funds that required collateral at September 30, 2019 and December 31, 2018. Included in total FHLB advances is $100.0 million borrowed during the third quarter of 2017 as part of the funding strategy for the Clayton Banks merger. These advances have 90 day fixed rate repricing terms. An additional line of $800.0 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $250.0 million for the three and nine months ended September 30, 2019 and $388.1 million for the twelve months ended December 31, 2018. The weighted average interest rate on FHLB borrowings was 1.71% and 2.56% at September 30, 2019 and December 31, 2018, respectively.
Additionally, the Bank maintains a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of September 30, 2019 and December 31, 2018, $1.40 billion and $1.34 billion of qualifying loans and $6.0 million and $8.6 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $1,017.8 million and $934.7 million, respectively.

Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of September 30, 2019 and December 31, 2018, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.26% and 5.97% at September 30, 2019 and December 31, 2018, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.35% and 5.65% at September 30, 2019 and December 31, 2018, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2019 and December 31, 2018, securities with a carrying value of $329.7 million and $326.2 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments. Additionally, we have FHLB line of credit to secure public funds totaling $100.0 million at September 30, 2019.
Additional sources of liquidity include federal funds purchased and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight CMAs at September 30, 2019 and $80.0 million at December 31, 2018. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy for the merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings.  At September 30, 2019 and December 31, 2018, the balance of our outstanding additional long-term advances with the FHLB were $150.0 million and $1.8 million, respectively. The remaining balance available with the FHLB was $483.7 million and $455.2 million at September 30, 2019 and December 31, 2018.  We also maintain lines of credit with other commercial banks totaling $255.0 million as of September 30, 2019 and December 31, 2018. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines at September 30, 2019 and at December 31, 2018.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of September 30, 2019 and December 31, 2018, $201.9 million and $164.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. No cash dividends from the Bank to the Company were paid during the three and nine months ended September 30, 2019 or 2018.
During the three and nine months ended September 30, 2019, the Company declared dividends of $0.08 per share, or $2.6 million, and $0.24 per share, or $7.7 million, respectively. During the three and nine month ended September 30, 2018, the Company declared a dividend of $0.06 per share, or $1.9 million, and $0.12 per share, or $3.8 million, respectively. Subsequent to September 30, 2019, the Company declared its fourth quarter dividend in the amount of $0.08 per share, or $2.6 million payable to stockholders of record as of November 1, 2019 on November 15, 2019. The Company routinely maintains cash balances on deposit with the Bank for ongoing corporate needs. We believe that our present position is adequate to meet our current and future liquidity needs.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the nine months ended September 30, 2018, the Company paid $0.7 million under this agreement. No such expenses were incurred for the three and nine months ended September 30, 2019.
As part of the Farmers National acquisition (See Note 2), the Company will be required to pay $20 million to the shareholders. The Company may either borrow funds from a third party, issue debt, utilize dividends from the Bank, or a combination thereof, to fund the purchase price.
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
The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of September 30, 2019 and December 31, 2018, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes(1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
September 30, 2019
Common Equity Tier 1 (CET1)
FB Financial Corporation	$553,244	10.8%	$230,518	4.5%	N/A	N/A
FirstBank	$570,305	11.1%	$231,205	4.5%	$333,962	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$614,708	12.0%	$409,805	8.0%	N/A	N/A
FirstBank	$601,769	11.7%	$411,466	8.0%	$514,332	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$583,244	11.3%	$309,687	6.0%	N/A	N/A
FirstBank	$570,305	11.1%	$308,273	6.0%	$411,031	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$583,244	10.1%	$230,988	4.0%	N/A	N/A
FirstBank	$570,305	9.8%	$232,778	4.0%	$290,972	5.0%
December 31, 2018
Common Equity Tier 1 (CET1)
FB Financial Corporation	$524,013	11.7%	$201,543	4.5%	N/A	N/A
FirstBank	$532,395	11.9%	$201,326	4.5%	$290,804	6.5%
Total capital (to risk weighted assets)
FB Financial Corporation	$582,945	13.0%	$358,735	8.0%	N/A	N/A
FirstBank	$561,327	12.5%	$359,249	8.0%	$449,062	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$554,013	12.4%	$268,071	6.0%	N/A	N/A
FirstBank	$532,395	11.9%	$268,434	6.0%	$357,913	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	$194,391	4.0%	N/A	N/A
FirstBank	$532,395	10.9%	$195,374	4.0%	$244,218	5.0%
(1) Minimum ratios presented exclude the capital conservation buffer.
We also have outstanding junior subordinated debentures with a carrying value of $30.9 million at September 30, 2019 and December 31, 2018, of which $30.0 million are included in our Tier 1 capital.
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
In July 2013, the Federal Reserve and the FDIC approved the implementation of the Basel III regulatory capital reforms and issued rules affecting certain changes required by the Dodd-Frank Act, which we refer to as the Basel III Rules, that called for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that impacts the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
When fully implemented on January 1, 2019, the common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. With the Basel III Rules fully effective in 2019, banks are required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of risk-weighted assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.
The Basel III Rules do not require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies whose asset size is under $15 billion.
Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.

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
Certain calculations under the new rules related to deductions from capital have been fully phased-in, specifically, the capital treatment of MSRs is phased in through the transition periods. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under Basel III, the Bank and the Company must deduct a much larger portion of the value of MSRs from Tier 1 capital.

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
As of September 30, 2019 and December 31, 2018, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of September 30, 2018, the date of the most recent FDIC examination, the Bank was well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the Bank’s category. As part of our ongoing balance sheet and capital management during the nine months ended September 30, 2019, the Company sold $29.2 million of mortgage servicing rights on $2.03 billion of serviced mortgages. There was not a material gain or loss recognized in this transaction; however, the sale provided approximately $9.2 million in regulatory capital relief to support continued growth in the Banking segment of our business.
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
On November 21, 2018, the federal banking agencies jointly issued a proposed rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). The Regulatory Relief Act mandates that the banking agencies develop a CBLR of not less than 8% and not more than 10% for qualifying community banking organizations. A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the proposed rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The Company is currently evaluating the impact of the CBLR framework.

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations. The final rule simplifies, for these banking organizations, the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital. The final rule also simplifies the calculation of the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties that is permitted to be included in regulatory capital. In addition, the final rule makes certain technical amendments to the Regulatory Capital Rules that are applicable to standardized approach banking organizations as well as advanced approaches banking organizations. The technical amendments are effective on October 1, 2019, and the simplification changes are effective on April 1, 2020. Early adoption is permitted for non-advanced approaches institutions as of January 1, 2020. The Company does not expect the new guidance to have a material impact on capital amounts or ratios.
Capital Expenditures
As of September 30, 2019, we had capital commitments amounting to $5.1 million to be paid over the next twelve months. Additionally, we plan on investing an additional $2.7 million in branch improvements and expansion across our markets over the next twelve months.
Shareholders’ equity
Our total shareholders’ equity was $744.8 million at September 30, 2019 and $671.9 million, at December 31, 2018. Book value per share was $24.08 at September 30, 2019 and $21.87 at December 31, 2018. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by declared dividends and activity related to equity-based compensation.
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

	September 30, 2019	December 31, 2018
Loan commitments	$1,188,160	$1,032,390
Standby letters of credit	22,376	19,024

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.
For more information about our off-balance sheet arrangements, see "Part I. Financial Information - Notes to Consolidated Financial Statements - Note 10 - Commitments and contingencies" in this this Report.
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	September 30,	December 31,	September 30,	December 31,
(in basis points)	2019	2018	2019	2018
+400	8.3%	9.7%	8.1%	12.3%
+300	6.4%	7.4%	6.4%	9.4%
+200	4.5%	5.1%	4.6%	6.6%
+100	2.4%	2.5%	2.5%	3.3%
-100	(5.9)%	(5.9)%	(7.8)%	(7.7)%
-200	(11.2)%	(14.2)%	(14.5)%	(18.1)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	September 30,	December 31,
(in basis points)	2019	2018
+400	(4.2)%	(3.0)%
+300	(2.6)%	(1.9)%
+200	(1.0)%	(0.6)%
+100	0.1%	(0.1)%
-100	(3.7)%	(2.6)%
-200	(12.9)%	(11.8)%

(1)
The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of September 30, 2019 and December 31, 2018 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. Beta assumptions on loans and deposits were consistent for both time periods.

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
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2019:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2019	—	—	—	$50,000,000
August 1 - August 31, 2019	—	—	—	50,000,000
September 1 - September 30, 2019	—	—	—	50,000,000
Total	—	—	—	50,000,000

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

FB Financial Corporation

/s/ James R. Gordon
November 7, 2019	James R. Gordon Chief Financial Officer