Form 10-K
period 2019-12-31
FB Financial Corp
filed 2020-03-13
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37875
_____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $621.8 million, based on the closing sales price of $36.60 per share as reported on the New York Stock Exchange.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2020 was 31,070,901.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

1

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
Cautionary note regarding forward-looking statements

This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast" and words or phrases of similar meaning. We make forward-looking statements regarding our liquidity position; projected sources of funds; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; impaired loans and future losses; litigation; dividends; fair values of certain assets and liabilities, including mortgage servicing rights values; tax rates; the effect of accounting pronouncements; and strategic initiatives and the timing, benefits, costs and synergies of future acquisition, disposition and other growth opportunities.
These forward-looking statements are not historical facts, and are based upon current expectations, estimates and/or projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and/or projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions nationally, regionally and in our target markets, particularly in Tennessee and the geographic areas in which we operate;

•	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•	the concentration of our business within our geographic areas of operation in Tennessee and neighboring markets;

•	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction portfolios;

•	increased competition in the banking and mortgage banking industry, nationally, regionally and locally;

•	our ability to execute our business strategy to achieve profitable growth;

•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;

•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;

•	our ability to increase our operating efficiency;

•	failure to keep pace with technological change or difficulties when implementing new technologies;

•	risks related to our recently completed and pending acquisitions and other strategic opportunities and initiaitves;

•	the timing, anticipated benefits and financial impact of the proposed acquisition of Franklin Financial Network, Inc. ("Franklin");

•	the anticipated timing of the closing of the proposed acquisition, acceptance by the customers of Franklin of the Company and Bank's products and services;

•
negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to future rises in interest rates and increased competition and regulation, increased prepayments of mortgage loans serviced for others due to future declining interest rates, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;

•	failure to timely and accurately implement changes to mortgage laws and regulations into our compliance processes;

•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•	our ability to attract sufficient loans that meet prudent credit standards;

•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;

•
inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk, information security risk, cyber security risk, and reputational risk;

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

•
changes in accounting standards, particularly ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on our financial conditions or results of operations;

•	the impact of recent and future legislative and regulatory changes;

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of Federal Deposit Insurance Corporation ("FDIC") insurance assessments and other coverage; and

•	future equity issuances under our 2016 Incentive Plan and our Employee Stock Purchase Plan and future sales of our common stock by us, our principal shareholder or our executive officers or directors.

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
Overview
FB Financial Corporation is a bank holding company, headquartered in Nashville, Tennessee. Our wholly owned bank subsidiary, FirstBank, is the third largest Tennessee-headquartered bank, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, North Alabama and North Georgia. As of December 31, 2019, our footprint included 68 full-service bank branches and eight other banking locations serving the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Tennessee and Jackson and Huntsville, Alabama in addition to 12 community markets. On February 14, 2020, we closed on our acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville, adding five full service banking locations and expanding our footprint into Kentucky. The Company also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to its national internet delivery channel. As of December 31, 2019, we had total assets of $6.12 billion, loans held for investment of $4.41 billion, total deposits of $4.93 billion, and total shareholders’ equity of $762.3 million.
Throughout our history, we have steadfastly maintained a community banking approach of personalized relationship-based service, which is delivered locally through experienced bankers in each market. As we have grown, maintaining this relationship-based approach utilizing local, talented and experienced bankers in each market has been an integral component of our success. Our bankers utilize their local knowledge and relationships to deliver timely solutions to our clients. We empower these bankers by giving them local decision making authority supplemented by appropriate risk oversight. In our experience, business owners and operators prefer to deal with decision makers, and our banking model is built to place the decision maker as close to the client as possible. We have designed our operations, technology, and centralized risk oversight processes to specifically support our operating model. We deploy this operating model universally in each of our markets, regardless of size. We believe we have a competitive advantage in our markets versus both smaller community banks and larger regional and national banks. Our robust offering of products, services and capabilities differentiate us from community banks and our significant local market knowledge, client service level and the speed with which we are able to make decisions and deliver our services to customers differentiate us from larger regional and national banks.
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
Our operating model is executed by a talented management team lead by our Chief Executive Officer, Christopher T. Holmes. Mr. Holmes, a 28-year banking veteran originally from Lexington, Tennessee, joined the Bank in 2010 as Chief Banking Officer and was elected Chief Executive Officer and President in 2013. Mr. Holmes has an extensive background in both metropolitan and community banking gained from his time at community banks and larger public financial institutions. Mr. Holmes has assembled a highly effective management team, blending members that have a long history with FirstBank and members that have significant banking experience at other in-market banks.
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when Tennessee businessman James W. Ayers, our Executive Chairman, acquired Farmers State Bank with an associate. In 1988, we purchased the assets of First National Bank of Lexington, Tennessee and changed our name to FirstBank, forming the foundation of our current franchise. In 1990, Mr. Ayers became our sole shareholder and remained our sole shareholder until our initial public offering in September 2016. Under Mr. Ayers’ ownership, we grew from a community bank with only $14 million in assets in 1984 to the third largest bank headquartered in Tennessee, based on total assets of $6.12 billion at December 31, 2019.

From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, it did not become a major strategic focus until we implemented our current strategy in the Nashville metropolitan statistical area (“MSA”) in 2012. The successful implementation of this strategy has resulted in 949.6% deposit growth in the Nashville MSA from June 30, 2012 to June 30, 2019, making it our largest market with 54% of our total deposits. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama, which was converted to a full service branch in 2019. As a result of this evolution and recent acquisitions discussed below, we now operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
Mergers and acquisitions
On September 18, 2015, the Bank completed its acquisition of Northwest Georgia Bank (“NWGB”), a bank headquartered in Ringgold, Georgia, pursuant to the Agreement and Plan of Merger dated April 27, 2015 by and between the Bank and NWGB. The Company acquired NWGB in a $1.5 million cash purchase. NWGB was merged with and into the Bank, with the Bank as the surviving entity. As of September 18, 2015, the estimated fair value of loans acquired and deposits assumed as a result of the merger was $78.6 million and $246.2 million, respectively.
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
On April 5, 2019, the Bank acquired 11 Tennessee and three Georgia branch locations from Atlantic Capital Bank, N.A., further increasing market share in existing markets and expanding the Company's footprint into new locations. Under the terms of the agreement, the Bank assumed $588.9 million in deposits for a premium of 6.25% and acquired $374.4 million in loans at 99.32% of principal outstanding.
On January 21, 2020, the Company announced entry into a definitive merger agreement with Franklin Financial Network, Inc. ("Franklin") pursuant to which Franklin will be merged with and and into FB Financial and Franklin's wholly owned banking subsidiary, Franklin Synergy Bank, which will be merged into FirstBank. Franklin has 15 branches and had approximately $3.90 billion in total assets, $2.80 billion in loans, and $3.20 billion in deposits as of December 31, 2019. In connection with the merger, Franklin shareholders will receive 0.9650 shares of FB Financial common stock and $2.00 in cash for each share of Franklin stock. Based on FB Financial's closing price of $38.23 per share as of January 21, 2020, the implied transaction value is approximately $602 million. The merger is expected to close in the third quarter of 2020 and is subject to regulatory approvals, approval by FB Financial's and Franklin's shareholders and other customary closing conditions.
On February 14, 2020, the Company completed the acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Farmers National has five branches and reported total assets of $255.2 million, loans of $178.6 million and deposits of $206.0 million as of December 31, 2019. The Company issued 954,797 shares of FBK common stock as consideration in connection with the merger, in addition to approximately $15.0 million in cash consideration. Based on the closing price of the Company's common stock on the New York Stock Exchange of $36.70 on February 14, 2020, the merger consideration represented approximately $50.0 million in aggregate consideration. The Company is currently in the process of determining the approximate fair value of net assets acquired and will include preliminary purchase accounting estimates in Form 10-Q for the quarterly period ended March 31, 2020.
See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.

Our markets
Our pro forma market footprint is the southeastern United States, centered around Tennessee, and includes portions of North Alabama, North Georgia and Kentucky.

Top Metropolitan Markets						Top Community Markets[1]
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	6	29	4,460	6.9%	54.4%	Lexington	1	6	293	53.5%	3.6%
Chattanooga	5	8	612	6.0%	7.5%	Tullahoma	3	2	134	13.3%	1.8%
Knoxville	9	6	550	3.1%	6.7%	Huntingdon	2	5	130	23.9%	1.6%
Jackson	3	7	371	11.7%	4.5%	Parsons	1	1	116	41.5%	1.4%
Bowling Green	7	5	204	6.3%	2.5%	Paris	3	2	111	16.8%	1.4%
Memphis	28	4	161	0.5%	2.0%	Smithville	3	1	99	23.3%	1.2%
Huntsville	19	1	52	0.6%	0.6%	Waverly	2	1	73	23.6%	0.9%

Note: Market data as of June 30, 2019 and is presented on a pro forma basis for pending and completed acquisitions as of February 4, 2020. Size of bubble represents size of company deposits in a given market.
Source: Company data and S&P Global Market Intelligence; 1Statistics based on county data.
Market characteristics and mix.
Metropolitan markets.     Our metropolitan markets are generally characterized by attractive demographics and strong economies and offer substantial opportunity for future growth. We compete in these markets with national and regional banks that currently have the largest market share positions and with community banks primarily focused only on a particular geographic area or business niche. We believe we are well positioned to grow our market penetration among our target clients of small to medium sized businesses as well as large corporate businesses and the consumer base working and living in these metropolitan markets. In our experience, such clients demand the product sophistication of a larger bank, but prefer the customer service, relationship focus and local connectivity of a community bank. We believe that our size, product suite and operating model offer us a competitive advantage in these markets versus our smaller competitors, many of which are focused only on specific counties or industries. Our operating model driven by local talent with strong community ties and local authority serves as a key competitive advantage over our larger competitors. We believe that, as a result, we are well positioned to leverage our existing franchise to expand our market share in our metropolitan markets.
Community markets.    Our community markets tend to be more stable throughout various economic cycles, with primarily retail and small business customer opportunities and more limited competition. We believe this leads to an attractive profitability profile and more granular loan and deposit portfolios. Our community markets are standalone markets and not suburbs of larger markets. We primarily compete in these markets with community banks that generally have less than $1 billion in total assets. Our strategy is to compete against these smaller community banks by providing a broader and more sophisticated set of products and capabilities while still maintaining our local service model. We believe these markets are being deemphasized by national and regional banks which provides us with opportunities to hire talented bankers in these communities and maintain or grow market share in these community markets.
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

The following tables show our deposit market share ranking among all banks and community banks (which we define as banks with less than $30 billion in assets) in Tennessee as of June 30, 2019 (the most recent date where such information is publicly available). Of the 10 largest banks in the state based on total deposits, five are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon National Corp. (TN)	Memphis, TN	164	25.0	15.6
2	Regions Financial Corp. (AL)	Birmingham, AL	217	18.4	11.5
3	Truist Financial Corp. (NC)	Winston-Salem, NC	147	15.5	9.7
4	Pinnacle Financial Partners (TN)	Nashville, TN	48	13.5	8.5
5	Bank of America Corporation (NC)	Charlotte, NC	58	12.6	7.9
6	FB Financial Corp (TN)	Nashville, TN	75	7.5	4.7
7	U.S. Bancorp (MN)	Minneapolis, MN	90	3.5	2.2
8	Wilson Bank Holding Co. (TN)	Lebannon, TN	28	2.3	1.5
9	Reliant Bancorp Inc. (TN)	Brentwood, TN	31	2.3	1.5
10	Fifth Third Bancorp (OH)	Cincinnati, OH	36	2.3	1.4

Top 10 banks under $30bn assets in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	Pinnacle Financial Partners (TN)	Nashville, TN	48	13.5	8.5
2	FB Financial Corp (TN)	Nashville, TN	75	7.5	4.7
3	Wilson Bank Holding Co. (TN)	Lebanon, TN	28	2.3	1.5
4	Reliant Bancorp Inc. (TN)	Brentwood, TN	31	2.3	1.5
5	CapStar Financial Hlgs Inc. (TN)	Nashville, TN	22	2.1	1.3
6	Simmons First National Corp. (AR)	Pine Bluff, AR	42	2.0	1.3
7	Home Federal Bank of Tennessee (TN)	Knoxville, TN	23	1.7	1.1
8	SmartFinancial Inc. (TN)	Knoxville, TN	24	1.7	1.1
9	Educational Loan (TN)	Farragut, TN	14	1.6	1.0
10	Renasant Corp. (MS)	Tupelo, MS	21	1.5	0.9
Source: S&P Global Market Intelligence and Company reports as of June 30, 2019; total assets as of December 31, 2019, adjusted for pending and completed acquisitions as of February 4, 2020.

Market mix.    The charts below show our branch, loan and deposit mix between our metropolitan and community markets as of December 31, 2019.

Total: 68	Total: $4.41 billion	Total: $4.93 billion
Our business strategy
Our overall business strategy is comprised of the following core strategies.
Enhance market penetration in metropolitan markets.    In recent years, we have successfully grown our franchise in the Nashville MSA by executing our community bank growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch density; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and sophisticated range of products provides us with a competitive advantage over the smaller community banks in the Nashville MSA and our other MSAs. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market. With approximately 6.9% market share, based on pro forma deposits as of June 30, 2019 for our pending acquisition of Franklin, we intend to continue to efficiently increase our market penetration through organic growth and acquisitions including Farmers National Bank and Franklin.
Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets. We implemented these strategies with a focus on the Chattanooga and Knoxville MSAs. Our acquisitions of Northwest Georgia Bank, the Clayton Banks, and the branches from Atlantic Capital Bank have accelerated our growth and profitability in the Chattanooga and Knoxville MSAs, and we have continued to build momentum in these markets.
Pursue opportunistic acquisitions.    While most of our growth has been organic, we have completed 11 acquisitions under our current ownership, and have recently entered into a merger agreement with Franklin Synergy Bank. We pursue acquisition opportunities that meet our internal return targets, maintain or enhance our earnings per share, enhance market penetration, and possess strong core deposits while minimizing tangible book value. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition in metropolitan and community markets throughout Tennessee as well as in attractive contiguous markets in the coming years due to industry trends, such as scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 126 banks with total assets of less than $2 billion, and in the contiguous states of Alabama, Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 475 banks under $2 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.
Improve efficiency by leveraging technology and consolidating operations.    We have invested significantly in our bankers, infrastructure and technology in recent years, which we believe has created a scalable platform that will support future growth across all of our markets. Our bankers and branches, especially in the metropolitan markets, continue to scale in size, and we believe there is capacity to grow our business without adding significantly to our branch network. We plan to continue to invest, as needed, in our technology and business infrastructure to support our future growth and increase operating efficiencies. We intend to leverage these investments to consolidate and centralize our operations and support functions while protecting our decentralized client service model.
Seize opportunities to expand noninterest income.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income by providing our people with the flexibility to take advantage of market opportunities. As part of our strategic focus to grow our noninterest income, we restructured our mortgage operations in 2019, resulting in the sale of our wholesale delivery channels and maximizing profitability in our retail and Consumer Direct internet delivery channel. We have also successfully expanded our fee-based businesses to include more robust treasury management, trust and investment services and capital markets. We intend to continue emphasizing these business lines, which we believe will serve as strong customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.
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
Lending activities
Through the Bank, we offer a broad range of lending products to our targeted clients, which includes businesses generally with up to $250 million in annual revenues, business owners, real estate investors and consumers. Our commercial lending products include working capital lines of credit, equipment loans, owner-occupied and non-owner-occupied real estate construction loans, “mini-perm” real estate term loans, and cash flow loans to a diversified mix of clients, including small and medium sized businesses. Our consumer lending products include first and second residential mortgage loans, home equity lines of credit and consumer installment loans to purchase cars, boats and other recreational vehicles. At December 31, 2019, we had loans held for investment of $4.41 billion. Throughout the following discussion of our banking services, we present our loan information excluding loans held for sale arising from our mortgage operations.
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

Commercial and industrial loans.    Our commercial and industrial loans are typically made to small and medium sized manufacturing, wholesale, retail and service businesses for working capital and operational needs and business expansions, including the purchase of capital equipment and loans made to farmers related to their operations. This category also includes loans secured by manufactured housing assets and receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a community bank with long standing ties to the businesses and professionals operating in our market areas, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients. We target high-quality businesses in our markets with a proven track record and up to $250 million in annual revenues. As of December 31, 2019, we had outstanding commercial and industrial loans of $1,034.0 million, or 23% of our loan portfolio. Growing our commercial and industrial loan portfolio is an important area of emphasis for us, and we intend to continue to grow this portfolio.
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
Commercial real estate loans.    Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The total amount of commercial real estate loans outstanding as of December 31, 2019 was $1,551.0 million, or 35% of our loan portfolio. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, churches, assisted living facilities and agricultural based facilities. As of December 31, 2019, $630.3 million of our commercial real estate loan portfolio, or 14% of our loan portfolio, was owner-occupied commercial real estate loans, and $920.7 million of our commercial real estate loan portfolio, or 21% of our loan portfolio, was non-owner occupied commercial real estate loans. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.

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
Residential real estate loans.    Our residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held for sale. As of December 31, 2019, the total amount of residential real estate loans outstanding was $1,001.4 million, or 23% of our loan portfolio.
Our 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including owner-occupied manufactured homes with real estate. We seek to make our 1-4 family mortgage loans to well-qualified homeowners and investors with a proven track record that satisfy our credit and underwriting standards. As of December 31, 2019, our 1-4 family mortgage loans comprised $710.5 million, or 16%, of loans.
Our home equity loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We seek to make our home equity loans to well-qualified borrowers that satisfy our credit and underwriting standards. Our home equity loans as of December 31, 2019 comprised $221.5 million, or 5%, of loans.
Our multi-family residential loans are primarily secured by multi-family properties, primarily apartment and condominium buildings. We seek to make multi-family residential loans to experienced real estate investors with a proven track record. These loans are primarily repaid from the rental payments generated by the multifamily properties. Our multifamily loans as of December 31, 2019 comprised $69.4 million, or 2% of loans.
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
Construction loans.    Our construction real estate loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small and medium sized businesses, investors, and individuals. We target experienced local developers primarily focused on multifamily, hospitality, commercial building, retail and warehouse developments. These loans typically are disbursed as construction progresses and carry variable interest rates for commercial loans and fixed rates for consumer loans. As of December 31, 2019, the outstanding balance of our construction loans was $551.1 million, or 13% of our loan portfolio. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets.
Construction loans carry a high degree of risk because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest. Moreover, these loans are typically based on future estimates of value and economic circumstances, which may differ from actual results or be affected by unforeseen events. If the actual circumstances differ from the estimates made at the time of approval of these loans, we face the risk of having inadequate security for the repayment of the loan. Further, these loans are typically secured by the underlying development and, even if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Consumer and other loans.    We offer a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes without real estate and personal lines of credit. Other loans also include loans to states and political subdivisions in the U.S. As of December 31, 2019, we had outstanding $272.1 million of consumer and other loans, excluding residential real estate loans, representing 6% of our loan portfolio. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. The repayment of consumer loans is dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation. Other loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio.
Deposits and other banking services
We offer a full range of transaction and interest-bearing depository products and services to meet the demands of each segment within our client base. Our target segments include consumer, small business, state, municipal and other governmental entities, and corporate entities. We solicit deposits from these target segments through our local bankers, sophisticated product offering and our brand-awareness initiatives, such as our community focused marketing and high-visibility branch locations. We offer demand, negotiable order of withdrawal, money market, certificates of deposit, municipal and savings accounts. To complement our account offerings, we also have in place technology to support treasury management and electronic banking activities which includes consumer online banking and mobile banking.  In addition to these electronic banking activities, we make deposit services accessible to our clients by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items.  Our commercial clients are served by a well-developed cash management technology platform and mobile banking.  Our treasury management team consults with our commercial clients to tailor solutions for optimal efficiency.  We offer a full array of services to better manage receivables, payables, implement controls, and automate movement of funds.
The following charts show our deposit composition as of December 31, 2019 and our cost of deposits since 2015.
*Includes mortgage servicing-related escrow deposits of $45.4 million, $53.7 million and $53.5 million for the years ended December 31, 2016, 2017 and 2018, respectively, and $92.6 million as of December 31, 2019. There were no mortgage servicing-related escrow deposits prior to those periods.

The growth of low-cost deposits is an important aspect of our strategic plan, and we believe it is a significant driver of our value. The primary driver of our noninterest-bearing deposit growth has been our ability to acquire new commercial clients. This has resulted from the addition of relationship bankers across our markets, improved technology in the cash management area, and the addition of experienced cash management sales and operational specialists. Our cash management product offering includes a well-developed online banking platform complimented by a host of ancillary services including lockbox remittance processing, remote check deposit capture, remote cash capture, fraud protection services, armored car services, commercial and business card products, and merchant processing solutions.
Our consumer offering is anchored on our rewards based checking product where we currently hold over $272 million in deposit balances in approximately 39,900 accounts. The “FirstRewards” checking product incents our clients to use their FirstBank debit card as a primary method of payment at point of sale, utilize online and mobile banking, electronic bill pay, direct deposit, and receive electronic statements. Additionally, we offer a "FirstRate" money market product to qualifying "FirstRewards" customers. We currently hold approximately $137.9 million in deposit balances related to "FirstRate" money market accounts. When meeting certain criteria, clients receive a premium interest rate on balances. The Bank benefits from higher interchange revenue, lower expense on a per account basis as compared to traditional products, and better client retention.
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
From 2010 to 2017, our mortgage banking services underwent significant expansion, diversifying to offer the following delivery channels: (1) retail mortgage, which provides residential mortgages to consumers in the Southeast primarily through our bank branches and mortgage offices; (2) wholesale consisting of third party origination and correspondent lending, which provides mortgage processing and resale services to smaller banks and mortgage companies; and (3) ConsumerDirect, which provides residential mortgages on a national basis via internet delivery. During the year ended December 31, 2019, the Company restructured its mortgage business and sold its wholesale delivery channels, allowing the Company to focus on the retail and ConsumerDirect delivery channels.
The residential mortgage products and services originated in our community banking footprint and related revenues and expenses are included in our Banking segment while the residential mortgage products and services originated outside of our community banking footprint and related revenues and expenses are included in our Mortgage segment.
In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors and our internal policies. Mortgage loans are subject to the same uniform lending policies and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 743 during the year ended December 31, 2019.
The residential mortgage industry is highly competitive, and we compete with other community banks, regional banks, national banks, credit unions, mortgage companies, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to face continued industry-wide competitive pressures related to changing market conditions that could reduce our pricing margins and mortgage revenues generally, especially in a rising rate environment. While we have experienced rate declines during the year ended December 31, 2019, increasing interest rate lock commitment volume and profitability of our mortgage business, the mortgage industry remains sensitive to interest rate changes and our profitability could be adversely impacted by rising interest rates. Our mortgage banking business is also directly impacted by increased regulations and consumer demand, driven in large part by general economic conditions and the real estate markets along with investor demand for mortgage securities. While sensitive to these factors, our mortgage loan office leases are primarily short-term in nature and approximately 59% of our mortgage-related compensation is in the form of variable compensation, providing scalability to our business model.

During the year ended December 31, 2019, we generated $5.90 billion compared to $7.12 billion during the year ended December 31, 2018 in interest rate lock commitment volume, with 44% of these commitments being purchase money mortgage loans. Please see below for a breakdown of our interest rate lock commitment volume by distribution channel since 2017:

Interest rate lock commitment volume by product type and purpose (year ended December 31, 2019)
Note: Conv = Conventional; VA = Veterans Affairs; USDA = United States Department of Agriculture Rural Housing Mortgage; FHA = Federal Housing Administration

Investment and trust services
The Bank provides our individual clients access to investment services offered through LPL Financial LLC ("LPL Financial"), an independent third-party broker-dealer that maintains offices in selected bank branches. A full range of investment choices is available through LPL Financial for our clients, including equities, mutual funds, bonds, tax-exempt municipals, and annuities, as well as money management consultation. Life insurance products are also offered to our clients through FirstBank Insurance, Inc., a wholly-owned insurance agency. We also offer our business clients group retirement plan advisory services. We primarily market these services to retirees or pre-retirees with a minimum of $100,000 of investable assets, high income professionals earning more than $200,000 and businesses with group retirements plans that have more than $1 million in assets. We earn noninterest income from the investment and life insurance sales arrangements.
During 2017, the Bank began providing trust administration services through the FirstBank trust department, ("FirstBank Trust"), which was acquired through the acquisition of the Clayton Banks.  With $713.0 million and $556.6 million assets under management at December 31, 2019 and December 31, 2018, respectively, a disciplined investment philosophy and a highly competitive fee schedule, FirstBank Trust primarily serves high-wealth bank relationships and a niche of charitable endowments and foundations.
Risk management
General
Our operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, information security / cyber risk, operational risk, strategic risk and reputational risk. Our risk culture is supported by investments in the right people and technologies to protect our business. Our board of directors and the Bank’s board of directors are ultimately responsible for overseeing risk management at the holding company and the Bank, respectively. We have a Chief Risk Officer who oversees risk management across our business (including the Bank). Our board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including credit, legal, IT, audit, compliance, capital markets, credit review, information security and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.
Our credit policies support our goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. We maintain a risk management infrastructure that includes local authority, centralized policymaking and a strong system of checks and balances under the direction of our Chief Credit Officer. The fundamental principles of our credit policy and procedures are to maintain credit quality standards, which enhance our long-term value to our clients, associates, shareholders and communities. Our loan policies provide our bankers with a sufficient degree of flexibility to permit them to deliver responsive and effective lending solutions to our clients while maintaining appropriate credit quality. Furthermore, our bankers and associates are hired for the long-term and they are incentivized to focus on long-term credit quality. Since lending represents credit risk exposure, the board of directors and its duly appointed committees seek to ensure that the Bank maintains appropriate credit quality standards. We have established management oversight committees to administer the loan portfolio and monitor credit risk. These committees include our audit committee and credit committee, and they meet at least quarterly to review the lending activities.
Credit concentration
Diversification of risk is a key factor in prudent asset management. Our loan portfolio is balanced between our metropolitan and community markets and by type, thereby diversifying our loan concentration. Our granular loan portfolio reflects a balanced mix of consumer and commercial clients across these markets that we think provides a natural hedge to industry and market cycles. In addition, risk from concentration is actively managed by management and reviewed by the board of directors of the Bank, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against policy limits. These limits are reviewed as part of our periodic review of the loan policy. Loan concentration levels are monitored by the Chief Credit Officer and reported to the board of directors.
Loan approval process
The loan approval process at the Bank is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. Our localized decision making is reinforced through a centralized review process supported by technology that monitors credits to ensure compliance with our credit policies. Our loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to our individual bankers, market presidents, credit officers, senior management and credit committee. The board of directors establishes the maximum lending limits at each level and our senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. We believe that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for our market presidents and credit officers allows us to provide prompt and appropriate responses to our clients while still allowing for the appropriate level of oversight.
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
In considering loans, we follow the underwriting principles set forth in our loan policy with a primary focus on the following factors:

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
The board of directors reviews and approves loan policy changes, monitors loan portfolio trends and credit trends, and reviews and approves loan transactions that exceed management thresholds as set forth in our loan policies. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the Bank’s senior management. We believe that our loan approval process provides for thorough internal controls, underwriting, and decision making.
Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our regulatory capital. The Bank is a Tennessee chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Tennessee. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2019, the Bank’s legal lending limits were approximately $89 million (15%) and $148 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
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
The board of directors approves policies that set operational standards and risk limits, and any changes require approval by the Bank’s board of directors. Management is responsible for the implementation, integrity and maintenance of our risk management systems ensuring the directives are implemented and administered in compliance with the approved policy. Our Chief Risk Officer supervises the overall management of our risk management program, reports to management and yet also retains independent access to the board of directors.
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
The board of directors supports a strong loan review program and is committed to its effectiveness as part of the independent process of assessing our lending activities. We have communicated to our credit and lending staff that the identification of emerging problem loans begins with the lending personnel knowing their client and, supported by credit personnel, actively monitoring their client relationships. The loan review process is meant to augment this active management of client relationships and to provide an independent and broad-based look into our lending activities. We believe that our strong client relationships support our ability to identify potential deterioration of our credits at an early stage enabling us to address these issues early on to minimize potential losses.
We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms that report to the board of directors to ensure independence and objectivity. The examinations performed by the loan review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each review, the loan review department provides management and the board of directors with a report that summarizes the findings of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.

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

Liquidity and interest rate risk management
Our liquidity planning framework is focused on ensuring the lowest cost of funding available and planning for unpredictable funding circumstances. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding options, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2019.
Funding structure as of December 31, 2019
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

Our associates
As of December 31, 2019, we had 1,377 full-time equivalent associates and 22 part-time equivalent associates. We pride ourselves on maintaining good relations with our associates. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.
Information technology systems
We continue to make significant investments in our technology platforms to further strengthen our scalability and resiliency.  In 2019, we have made investments in key underlying technology support components, through upgrading our client workstation operating systems, our network infrastructure, expanding the deployment of Software Defined Wide Area Network ("SD-WAN") architecture, and the implementation of an improved workstation management systems, all of which support our continued growth.
In 2019, we also expanded the adoption of core and ancillary functionality of the Jack Henry technology improving efficiency and capacity, including the implementation of an improved Teller platform.  We have added Mobile Wallet technology, allowing customers to utilize Apple Pay, Google Pay, and Samsung Pay with their FirstBank debit cards.  Additionally, we have enhanced our online account opening functionality, and streamlined customer interactions by implementing e-sign capability within our banking and Specialty Lending functions.  Finally, working to create a better customer experience for our digital mortgage offering, we are nearing completion of a new Digital Lending platform, and have deployed it for a small pilot group.  This system streamlines the mortgage application process, resulting in an easier, more competitive experience for our mortgage customers.
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
General
As a registered bank holding company, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, or Federal Reserve, under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In addition, as a Tennessee state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to primary regulation, supervision, and examination by the FDIC and the Bank’s state banking regulator, the Tennessee Department of Financial Institutions, or TDFI. Supervision, regulation, and examination of the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our capital stock.
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

•
The Dodd-Frank Act created the Consumer Financial Protection Bureau, or CFPB, a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services. The authority to examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remain largely with the Bank's primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary regulators. While the CFPB does not have direct supervisory authority over us or the Bank, it nevertheless has important rulemaking, examination and enforcement authority with regard to consumer financial products and services.

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

The list above is not exhaustive. It reflects our current assessment of the Dodd-Frank Act provisions and implementing rules that are reasonably possible to have a substantial impact on us in the future. After our planned merger with Franklin Synergy Bank, the Bank will have more than $10 billion in total assets and will be subject to additional federal regulations under Section 165 of the Dodd-Frank Act.
Changes as a result of Current Expected Credit Losses (CECL) accounting standard
In December 2018, the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. Effective January 1, 2020, the Company has adopted the transitional guidance to reduce the impact of the initial adoption on regulatory capital.
Proposed changes of the Economic Growth, Regulatory Relief and Consumer Protection Act (Regulatory Relief Act)
The Regulatory Relief Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While it maintains the majority of the regulatory structure established by the Dodd-Frank Act, the Regulatory Relief Act amends certain aspects for small depository institutions with less than $10 billion in assets. Sections in the Regulatory Relief Act address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank or financial holding companies; capital access; and protections for student borrowers.
Among other items, the Regulatory Relief Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements. Given the pending acquisition of Franklin, we do not currently plan on adopting the new capital standard.
In September 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule setting the community bank leverage ratio at 9%.
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
Any number of the provisions of the Regulatory Relief Act may have the effect of increasing our expenses, decreasing our revenues, or changing the activities in which we choose to engage. The environment in which banking organizations operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen.

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
The U.S. Basel III Capital Rules apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The requirements in the U.S. Basel III Capital Rules started to phase in on January 1, 2015, for many covered banking organizations, including the Company and the Bank and have been fully phased-in as of January 1, 2019.
The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose the following minimum capital requirements applicable to us and the Bank:

•	a common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a total risk-based capital ratio of 8%;

•	a leverage ratio of 4%; and

•	a supplementary leverage ratio of 3%, resulting in a leverage ratio requirement of 7% for such institutions.
Under the U.S. Basel III Capital Rules, Tier 1 Capital is defined to include two components: common equity Tier 1 Capital and additional Tier 1 Capital. The highest form of capital, Common Equity Tier 1 Capital ("CET1 Capital"), consists solely of common stock plus related surplus, retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 Capital includes other perpetual instruments historically included in Tier 1 Capital, such as non-cumulative perpetual preferred stock.
The rules permit bank holding companies with less than $15.0 billion in total consolidated assets, to continue to include trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, in Tier 1 Capital, but not in CET1 Capital, subject to certain restrictions. Tier 2 Capital consists of instruments that currently qualify in Tier 2 Capital plus instruments that the rule has disqualified from Tier 1 Capital treatment. We have outstanding trust-preferred securities, issued as debt securities. The first issue was for $21.0 million (21,000 securities priced at $1,000 each) plus $0.7 million in the related common securities, and the second issue was for $9.0 million (9,000 securities priced at $1,000 each) plus $0.3 million in the related common securities.
In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1 Captial, Tier 1 Capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.
The U.S. Basel III Capital Standards require certain deductions from or adjustments to capital. As a result, deductions from CET1 Capital are required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company; the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions are required from different levels of capital. The U.S. Basel III Capital Rules also increase the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain underwriting requirements must be risk-weighted at 150% rather than the current 100%.
Additionally, the U.S. Basel III Capital Standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The joint agencies issued the Regulatory Capital: Simplifications to the Capital Rule Pursant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (Capital Simplifications Final Rule) on July 22, 2019. Under the Capital Simplifications Final Rule, non-advanced approaches banking organizations are subject to simpler regulatory capital requirements for the three categories of assets discussed above. There is a 25% CET1 Capital deduction threshold for all three categories combined. In September 2019, the join agencies published an updated allowing early adoption on January 1, 2020, which we plan to utilize. We do not anticipate any significant impact to the capital ratios.
Accumulated other comprehensive income, or AOCI, is presumptively included in CET1 Capital and often would operate to reduce this category of capital. The U.S. Basel III Capital Rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which we elected. The rules also have the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in CET1 Capital, equity exposures, and claims on securities firms, which are used in the denominator of the three risk-based capital ratios.
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
Furthermore, under the BHCA and its implementing regulations, and subject to certain exceptions, any company would be required to obtain Federal Reserve approval prior to obtaining control of a bank or bank holding company. The Federal Reserve issued a final rule in 2019, effective April 1, 2020, which established tiered presumptions of control as detailed in the table below. The final rule provides clarity for circumstances where a company acquires less than 25% of any class of voting securities; control continues to exist in circumstances where a company directly or indirectly owns, controls or has power to vote 25% or more of any class of voting securities or control in any manner the election of a majority of the directors or trustees of the other company. There is a presumption of non-control for any holder of less than 5% of any class of voting securities, assuming none of the generally applicable presumptions are triggered.

Summary of Tiered Presumptions
(Presumption triggered if any relationship exceeds the amount on the table)
	Less than 5% voting securities	5-9.99% voting securities	10-14.99% voting securities	15-24.99% voting securities
Directors serving on both boards	Less than half	Less than a quarter	Less than a quarter	Less than a quarter
Director service as Board Chair	NA	NA	NA	No director representative is chair of the board
Director service on Board Committees	NA	NA	A quarter or less of a committee with power to bind the company	A quarter or less of a committee with power to bind the company
Business Relationships	NA	First company accounts for less than 10% of revenue or expenses of second company	First company accounts for less than 5% of revenue or expenses of second company	First company accounts for less than 2% of revenue or expenses of second company
Business terms	NA	NA	Market terms	Market terms
Officer/employee interlocks	NA	No more than 1 interlock, never CEO	No more than 1 interlock, never CEO	No interlocks
Contractual Powers	No management agreements	No rights that significantly restrict discretion	No rights that significantly restrict discretion	No rights that significantly restrict discretion
Proxy contests (directors)	NA	NA	No soliciting proxies to replace more than a quarter of total directors of second company	No soliciting proxies to replace more than a quarter of total directors of second company
Total equity	Less than one third of the second company	Less than one third of the second company	Less than one third of the second company	Less than one quarter of the second company

In addition, in 2008 the Federal Reserve issued a policy statement on equity investments in banks and bank holding companies, which sets out circumstances under which a minority investor would not be deemed to control a bank or bank holding company for purposes of the BHCA. Among other things, the 2008 policy statement permits a minority investor to hold up to 24.9% (or 33.3% under certain circumstances) of the total equity (voting and non-voting combined) and have at least one representative on the company’s board of directors (with two directors permitted under certain circumstances). This policy statement remains in effect to the extent not superseded by the final rule.
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
As of December 31, 2019, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.
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
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was .520 (annual) basis points for all four quarters in 2017 and 0.305 (annual) basis points for all four quarters in 2018. The bonds matured in 2019 and the final FICO assessment was on March 29, 2019.
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
Federal Home Loan Bank system
The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks (“FHLBs”). Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.
As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Cincinnati under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2019, the Bank was in compliance with this requirement.
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
Executive compensation and corporate governance
The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Once the Company no longer qualifies as an emerging growth company, we will be subject to the say-on-pay and say-on-golden-parachute requirements. Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.
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

•
The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, and process may no longer be capable of accurate estimation and may, in turn, impact its reliability;

•	Downward pressure on our stock price.
Additionally, we conduct our banking operations primarily in Tennessee. As of December 31, 2019, approximately 76% of our loans and approximately 83% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.

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
If our allowance for loan losses (including the fair value adjustments with respect to loans acquired in acquisitions) is not enough to cover losses inherent in our loan portfolio, our results of operations and financial condition could be negatively affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred in our existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of factors including the volume and types of loans; industry concentrations; specific credit risks; internal loan classifications; trends in classifications; volume and trends in delinquencies, non-accruals and charge-offs; present economic, political and regulatory conditions; industry and peer bank loan quality indications; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

The application of the purchase method of accounting in our acquisitions (and any future acquisitions) also will affect our allowance for loan losses. Under the purchase method of accounting, all acquired loans were recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows after they were acquired resulting from our quarterly re-estimation of cash flows, which involves complex cash flow projections and significant judgment on timing of loan resolution.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

We implemented CECL on January 1, 2020, which will result in an increase to the allowance for credit losses. In future periods, CECL may result in increased reserves during or in advance of an economic downturn. Because CECL recognizes the expected losses over the life of the loan at the time the loan is made, it is possible that CECL implementation may increase the cost of lending in the industry and result in slower loan growth and lower levels of net income and capital. The adoption of the CECL model may materially affect how we determine our allowance for credit losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

See the section captioned “Allowance for Loan Losses” in Part II, Item 7 of this Report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2019, approximately 72% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.  If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.
We are exposed to higher credit risk from commercial real estate, commercial and industrial, and construction based lending.
Commercial real estate, commercial and industrial, and construction based lending usually involves higher credit risks than 1-4 family residential real estate lending. As of December 31, 2019, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 35%; commercial and industrial - 23%; and construction - 13%. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.
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
As of December 31, 2019, we had 36 borrowing relationships in excess of $10 million but less than $15 million and 37 relationships greater than $15 million which accounted for approximately 10% and 19% of our loan portfolio, respectively. While we are not overly dependent on any one of these relationships and while these credit relationships have not had a significant impact on the allowance for loan losses in the past, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.
As a commercial bank, we provide services to a number of clients whose deposit levels may vary considerably and have seasonality based on their nature. At December 31, 2019, seven commercial and individual clients, maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $25.0 million, which amounted to $351.4 million in total deposits at December 31, 2019. These clients are not concentrated in any particular industry or business but include certain related parties of the Company. In addition, mortgage escrow deposits that our third-party servicing provider, Cenlar, transfer to the Bank totaled $92.6 million at December 31, 2019. Further, our deposits from municipal and governmental entities (i.e., “public deposits”) totaled $463.1 million at December 31, 2019. Of these public deposits, one public entity maintained balances in excess of $25.0 million at December 31, 2019 totaling $63.1 million. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to unexpected fluctuations related to these customers’ businesses, would adversely affect our liquidity and may require us to raise deposit rates to quickly attract new customer deposits, purchase brokered deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, lower cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.
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
Taking advantage of opportunities to develop new, and expand existing, streams of noninterest income, including our mortgage business, cash management services, investment services and interchange fees, is a part of our long-term growth strategy. If we are unsuccessful in our attempts to grow our noninterest income, especially in light of the expected continued competitive pressure on mortgage revenues from the interest rate environment, our long-term growth will be impaired. Further, focusing on these noninterest income streams may divert management’s attention and resources away from our core banking business, which could impair our core business, financial condition and operating results. We also derive a meaningful amount of our noninterest income from non-sufficient funds and overdraft fees, and such fees are subject to increased regulatory scrutiny, which could result in an erosion of such fees, and as a result, materially impair our future noninterest income. Additionally, interchange revenues from electronic transfers will be limited after exceeding $10 billion in total assets under the Durbin Amendment.
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

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

•	exposure to potential asset quality issues of the target company;

•	changes to interest rates and/or economic conditions generally may cause significant changes in the fair value of the assets and liabilities that we acquire;

•	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, an other projected benefits of the acquisition;

•	incurring time and expense required to integrate the operations and personnel of the combined businesses;

•	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers;

•	significant problems related to the conversion of the financial and customer data of the entity;

•	integration of acquired customers into our financial and customer product systems;

•	potential changes in banking or tax laws or regulations that may affect the target company; or

•	risks of impairment to goodwill.
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

We are dependent on U.S. government‑sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.
Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities (“MBS”), in the secondary market. Presently, almost all of the newly originated loans that we originate directly with borrowers qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a proposal by the current White House administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the U.S. government, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations.
Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, could also materially and adversely affect our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.
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
We are limited by law in the amount we can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. Tennessee’s legal lending limit is intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon our capitalization at December 31, 2019, our legal lending limits were approximately $89 million (15% of capital and surplus) and $148 million (25% of capital and surplus). Therefore, based upon our current capital levels, the amount we may lend may be significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Our mortgage operation originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $100.9 million in 2019. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans and securities.
Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. Moreover, when interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Further, over half of our mortgage volume is through our consumer direct internet delivery channel, which targets national customers. As a result, loan originations through this channel are particularly susceptible to the interest rate environment and the national housing market. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, when rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. If we are unable to do so, our continued profitability may be materially and adversely affected.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $6.73 billion of mortgage loans owned by third parties as of December 31, 2019. As a servicer for those loans, we have certain contractual obligations to third parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.
We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances.
In 2019, we sold nearly all of the $4.54 billion of mortgage loans held for sale that we originated and purchased. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.
We rely on third party vendors to provide services that are integral to the operation of our business.
We depend on many third-party service providers that are integral to the operation of our business. These vendors service our mortgage loan business, provide critical core systems processing services, essential web hosting and other internet systems, and deposit processing services. If any of these service providers fail to perform servicing duties or perform those duties inadequately, we could experience a temporary interruption in our business, sustain credit losses on our loans or incur additional costs to obtain a replacement servicer. There can be no assurance that a replacement servicer could be retained in a timely manner or at similar rates.
We cannot be sure that we will be able to maintain these relationships on favorable terms. In addition, some of our data processing services are provided by companies associated with our competitors. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition or results of operations could be adversely affected, perhaps materially. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition or results of operations. If we experienced issues with our mortgage servicing provider, our servicing rights could be terminated or we may be required to repurchase mortgage loans or reimburse investors as a result of such failures of our third-party service providers, any of which could adversely affect our reputation, results of operations or financial condition.
Additionally, we utilize many vendors that provide services to support our operations, including the storage and processing of sensitive consumer and business customer data. A cyber security breach of a vendor's system may result in theft and/or unavailability of our data or disruption of business processes.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  We have procedures in place to assess a vendor's cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems. However, these procedures are not infallible, and a vendor's system can be breached despite the procedures we employ.
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
The computer systems and network infrastructure we, and our vendors, use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, ransomware, and other disruptive problems caused by cyber criminals. Any damage or failure that causes breakdowns or disruptions in our client relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, nation state supported organizations, terrorists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have robust information security procedures and controls, our technologies, systems, vendors, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, unavailability, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We are under continuous threat of loss due to cyber-attacks, especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. While we are not aware of any successful cyber-attacks into our, or our vendors, computer or information technology systems, there can be no assurance that we, or our vendors, will not be the victim of successful cyber-attacks in the future that could cause us to suffer material losses. The occurrence of any cyber-attack or information security breach could result in significant potential liabilities to customers and other third parties, reputational damage, the disruption of our operations and regulatory concerns, all of which could materially and adversely affect our business, financial condition or results of operations.

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
In addition, geopolitical matters, including international trade disputes, political unrest, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, and slow growth in the global economy, as well as acts of terrorism, war, and other violence could result in disruptions in the financial markets or the markets that we serve. These negative events could have a material adverse effect on our results of operations or financial condition and may affect our ability to access capital.
In the first quarter of 2020, the novel coronavirus (COVID-19) was identified as a pandemic by the World Health Organization. We may experience negative impacts from quarantines, market downturns and changes in consumer behavior related to COVID-19. Although the Company has established a pandemic response plan and procedures, our workforce may be impacted if the virus becomes widespread in any of our markets, and we could experience an adverse financial impact due to branch and office closures. In addition, our financial results could be impacted due to an inability of our customers to meet their loan commitments in a timely manner because of their losses associated with impacts of the disease, including a decrease in revenues for certain businesses in areas impacted by quarantines during a pandemic or other changes in consumer behavior. In addition, downturns in the global market related to pandemic fears could result in a lowering of interest rates as a stimulus to boost consumer spending, which could further negatively impact our results of operations.

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
Our deposits are insured by the FDIC up to legal limits, which subjects us to the payment of FDIC deposit insurance premiums and assessments. The FDIC may increase assessment rates on all institutions or impose special assessments, especially if failures of financial institutions were to occur in the future. Additionally, after our planned merger with Franklin Financial Network, Inc. we will have more than $10 billion in total assets, which will change the method that the FDIC uses to determine the amount of our deposit insurance premium. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.
Our financial condition may be affected negatively by the costs of litigation.
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. From time to time, and particularly during periods of economic stress, customers may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market perception, products and services, as well as potentially affecting customer demand for those products and services. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. These claims, as well as supervisory and enforcement actions by our regulators could involve large monetary claims, capital directives, regulatory agreements and directives and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition or results of operations.
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
At December 31, 2019, our goodwill and other identifiable intangible assets were $186.6 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.
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
After our planned merger with Franklin Synergy Bank, FirstBank may have more than $10 billion in total assets, which will subject us additional federal regulations and could materially and adversely affect our business.
On January 21, 2020, we announced that we had executed an agreement to merge with Franklin Financial Network and its wholly owned subsidiary, Franklin Synergy Bank. At the consummation of this merger, FirstBank may have more than $10 billion in total consolidated assets. Pursuant to Section 165 of the Dodd-Frank Act, banks with greater than $10 billion in total consolidated assets are subject to certain additional regulatory requirements, including limits on the debit card interchange fees that such banks may collect, changes in the manner in which assessments for FDIC deposit insurance are calculated, and providing the authority to the Consumer Financial Protection Bureau (“CFPB”) to supervise and examine such banks. Additionally, compliance with the Dodd-Frank Act’s requirements may necessitate that we hire or contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

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
The Federal Reserve, the FDIC and the TDFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC, or the TDFI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions could include requiring the remediation of any such adverse examination findings.
In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil monetary penalties against us or our officers or directors, to remove officers and/or directors or, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory enforcement action against us could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.
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
Mr. Ayers, our Executive Chairman, currently owns approximately 44% of our common stock. Further, Mr. Ayers has the right under the shareholder's agreement, by and between the Company and Mr. Ayers and entered into in connection with the Company's initial public offering, to designate up to 40% of our directors and at least one member of the nominating and corporate governance and compensation committees of our board of directors for so long as permitted under applicable law. So long as Mr. Ayers continues to own a significant portion of our common stock, he will have the ability to significantly influence the vote in any election of directors and will have the ability to significantly influence a vote regarding a transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Mr. Ayers may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive disadvantages in owning stock of a company with a significant shareholder.
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

ITEM 1B - Unresolved Staff Comments
None.
ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 211 Commerce Street, Suite 300, Nashville, Tennessee 37201. As of December 31, 2019, we operated 68 full-service bank branches and eight limited service branch locations throughout our geographic market areas as well as 29 mortgage offices throughout the southeastern United States. We have banking locations in the metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, Jackson, Tennessee and Huntsville, Alabama in addition to 12 community markets. See “ITEM 1. Business – Our Markets” for more detail. We own 48 of these banking locations and lease our other banking locations, nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. Additionally, we continue to upgrade our properties to make them more energy efficient and protect the environment.
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
The Company had approximately 744 stockholders of record as of March 5, 2020. A substantially greater number of holders of FBK common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a GICS Level 2 industry group consisting of 19 regional and national publicly traded banks. The graph assumes an initial $100 investment on December 31, 2018 through December 31, 2019. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
9/16/2016	109.21	99.62	98.77
12/29/2017	221.00	127.79	158.91
12/31/2018	185.25	122.18	132.79
12/31/2019	211.28	160.65	186.75
Source: S&P Global Market Intelligence
Dividends
During the second quarter of 2018, our board of directors declared a dividend to shareholders of record for the first time as a public company and have done so for each subsequent quarter since . Our dividend declarations have also been applicable to outstanding restricted stock units, for which related cash distributions are made on the vesting dates of the underlying units.
The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. Per share amounts are presented to the nearest cent.

(dollars in thousands, except per share data)
Quarterly period	Amount per share	Total cash dividend
2018:
First Quarter	$—	$—
Second Quarter	0.06	1,909
Third Quarter	0.06	1,909
Fourth Quarter	0.08	2,545
2019:
First Quarter	$0.08	$2,545
Second Quarter	0.08	2,555
Third Quarter	0.08	2,555
Fourth Quarter	0.08	2,539

Subsequent to December 31, 2019, our board of directors declared a dividend of $0.09 per share to shareholders of record as of February 15, 2020 payable March 2, 2020.
Any future determination or changes relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.
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

Stock Repurchase Program

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31	—	—	—	$25,000,000
November 1 - November 30	—	—	—	25,000,000
December 1 - December 31	—	—	—	25,000,000
Total	—	—	—	25,000,000
On October 22, 2018, the Company announced that its board of directors approved a stock repurchase program (the “Program”), and on March 22, 2019, the Company’s board of directors approved an amendment to the Program. As amended, the Program contemplates that the Company may purchase up to $50 million of its common stock in the aggregate as follows: (i) up to $25 million in shares during the year ending December 31, 2019, and (ii) up to an additional $25 million in shares during the year ending December 31, 2020. The Program will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Exchange Act.
Sale of Equity Securities
The Company did not sell any unregistered equity securities during 2019.

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

	As of or for the year ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Income Data
Total interest income	$282,537	$239,571	$169,613	$120,494	$102,782
Total interest expense	56,501	35,503	16,342	9,544	8,910
Net interest income	226,036	204,068	153,271	110,950	93,872
Provision for loan losses	7,053	5,398	(950)	(1,479)	(3,064)
Total noninterest income	135,397	130,642	141,581	144,685	92,380
Total noninterest expense	244,841	223,458	222,317	194,790	138,492
Net income before income taxes	109,539	105,854	73,485	62,324	50,824
Income tax expense	25,725	25,618	21,087	21,733	2,968
Net income	$83,814	$80,236	$52,398	$40,591	$47,856
Net interest income (tax—equivalent basis)	$227,930	$205,668	$156,094	$113,311	$95,887
Per Common Share
Basic net income	$2.70	$2.60	$1.90	$2.12	$2.79
Diluted net income	2.65	2.55	1.86	2.10	2.79
Book value(1)	24.56	21.87	19.54	13.71	13.78
Tangible book value(5)	18.55	17.02	14.56	11.58	10.66
Cash dividends declared	0.32	0.20	—	4.03	1.37
Pro Forma Statement of Income and Per Common Share Data(4)
Pro forma provision for income tax	$25,725	$25,618	$21,087	$22,902	$17,829
Pro forma net income	83,814	80,236	52,398	39,422	32,995
Pro forma net income per common share—basic	2.70	2.60	1.90	2.06	1.92
Pro forma net income per common share—diluted	2.65	2.55	1.86	2.04	1.92
Selected Balance Sheet Data
Cash and cash equivalents	$232,681	$125,356	$119,751	$136,327	$97,723
Loans held for investment	4,409,642	3,667,511	3,166,911	1,848,784	1,701,863
Allowance for loan losses	(31,139)	(28,932)	(24,041)	(21,747)	(24,460)
Loans held for sale	262,518	278,815	526,185	507,442	273,196
Investment securities, at fair value	691,676	658,805	543,992	582,183	649,387
Other real estate owned, net	18,939	12,643	16,442	7,403	11,641
Total assets	6,124,921	5,136,764	4,727,713	3,276,881	2,899,420
Customer deposits	4,914,587	4,068,610	3,578,694	2,670,031	2,432,843
Brokered and internet time deposits	20,351	103,107	85,701	1,531	5,631
Total deposits	4,934,938	4,171,717	3,664,395	2,671,562	2,438,474
Borrowings	304,675	227,776	347,595	216,453	179,749
Total shareholders' equity	762,329	671,857	596,729	330,498	236,674
Selected Ratios
Return on average:
Assets(2)	1.45%	1.66%	1.37%	1.35%	1.86%
Shareholders' equity(2)	11.6%	12.7%	11.2%	14.7%	20.9%
Tangible common equity(5)	15.4%	16.7%	14.0%	17.6%	18.7%
Average shareholders' equity to average assets	12.5%	13.0%	12.2%	9.2%	8.9%
Net interest margin (tax-equivalent basis)	4.34%	4.66%	4.46%	4.10%	3.97%
Efficiency ratio	67.7%	66.8%	75.4%	76.2%	74.4%
Adjusted efficiency ratio (tax-equivalent basis)(5)	65.4%	65.8%	68.1%	70.6%	73.1%
Loans held for investment to deposit ratio	89.4%	87.9%	86.4%	69.2%	69.8%
Yield on interest-earning assets	5.42%	5.47%	4.93%	4.45%	4.34%
Cost of interest-bearing liabilities	1.48%	1.11%	0.66%	0.48%	0.49%
Cost of total deposits	1.10%	0.76%	0.42%	0.29%	0.30%

	As of or for the year ended December 31,
	2019	2018	2017	2016	2015
Pro Forma Selected Ratios
Pro forma return on average assets(2)(4)	1.45%	1.66%	1.37%	1.31%	1.28%
Pro forma return on average equity(2)(4)	11.6%	12.7%	11.2%	14.3%	14.5%
Credit Quality Ratios
Allowance for loan losses to loans, net of unearned income	0.71%	0.79%	0.76%	1.18%	1.50%
Allowance for loan losses to nonperforming loans	117.0%	173.0%	238.1%	216.2%	211.1%
Nonperforming loans to loans, net of unearned income	0.60%	0.46%	0.32%	0.54%	0.68%
Capital Ratios (Company)
Shareholders' equity to assets	12.4%	13.1%	12.6%	10.1%	8.2%
Tier 1 capital (to average assets)	10.1%	11.4%	10.5%	10.1%	7.6%
Tier 1 capital (to risk-weighted assets(3)	11.6%	12.4%	11.4%	12.2%	9.6%
Total capital (to risk-weighted assets)(3)	12.2%	13.0%	12.0%	13.0%	11.2%
Tangible common equity to tangible assets(5)	9.7%	10.5%	9.7%	8.7%	6.4%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.1%	11.7%	10.7%	11.0%	8.2%
Capital Ratios (Bank)
Shareholders' equity to assets	12.8%	13.2%	12.6%	9.9%	9.2%
Tier 1 capital (to average assets)	9.9%	10.9%	9.8%	9.0%	7.7%
Tier 1 capital (to risk-weighted assets)(3)	11.5%	11.9%	10.7%	10.9%	9.6%
Total capital to (risk-weighted assets)(3)	12.1%	12.5%	11.3%	11.7%	11.0%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.5%	11.9%	10.7%	10.9%	9.6%

(1)
Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 31,034,315, 30,724,532, 30,535,517, 24,107,660, and 17,180,000 as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

(3)	We calculate our risk-weighted assets using the standardized method of the Basel III Framework.

(4)
We have calculated our pro forma net income, pro forma net income per share, pro forma returns on average assets and pro forma return on average equity for each period shown by calculating a pro forma provision for federal income tax using a combined effective income tax rate of 36.75% and 35.08% for the years ended December 31, 2016 and 2015, respectively, and adjusting our historical net income for each period to give effect to the pro forma provision for U.S. federal income tax for such period.

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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$244,841	$223,458	$222,317	$194,790	$138,492
Less vesting of one time equity grants	—	—	—	2,960	—
Less variable compensation charge related to cash settled equity awards previously issued	—	—	635	1,254	—
Less merger and conversion, offering and mortgage restructuring expenses	7,380	2,265	19,034	3,268	3,543
Less impairment of MSRs	—	—	—	4,678	194
Less loss on sale of MSRs	—	—	249	4,447	—
Adjusted noninterest expense	$237,461	$221,193	$202,399	$178,183	$134,755
Net interest income (tax-equivalent basis)	$227,930	$205,668	$156,094	$113,311	$95,887
Total noninterest income	135,397	130,642	141,581	144,685	92,380
Less bargain purchase gain	—	—	—	—	2,794
Less gain (loss) on sales of other real estate	545	(99)	774	1,282	(317)
Less (loss) gain on other assets	(104)	328	(664)	(103)	(393)
Less gain (loss) on securities	57	(116)	285	4,407	1,844
Adjusted noninterest income	$134,899	$130,529	$141,186	$139,099	$88,452
Adjusted operating revenue	$362,829	$336,197	$297,280	$252,410	$184,339
Efficiency ratio (GAAP)	67.7%	66.8%	75.4%	76.2%	74.4%
Adjusted efficiency ratio (tax-equivalent basis)	65.4%	65.8%	68.1%	70.6%	73.1%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except share and per share data)	2019	2018	2017	2016	2015
Tangible Assets
Total assets	$6,124,921	$5,136,764	$4,727,713	$3,276,881	$2,899,420
Adjustments:
Goodwill	(169,051)	(137,190)	(137,190)	(46,867)	(46,804)
Core deposit and other intangibles	(17,589)	(11,628)	(14,902)	(4,563)	(6,695)
Tangible assets	$5,938,281	$4,987,946	$4,575,621	$3,225,451	$2,845,821
Tangible Common Equity
Total shareholders' equity	$762,329	$671,857	$596,729	$330,498	$236,674
Adjustments:
Goodwill	(169,051)	(137,190)	(137,190)	(46,867)	(46,904)
Core deposit and other intangibles	(17,589)	(11,628)	(14,902)	(4,563)	(6,695)
Tangible common equity	$575,689	$523,039	$444,637	$279,068	$183,075
Common shares outstanding	31,034,315	30,724,532	30,535,517	24,107,660	17,180,000
Book value per common share	$24.56	$21.87	$19.54	$13.71	$13.78
Tangible book value per common share	$18.55	$17.02	$14.56	$11.58	$10.66
Total shareholders' equity to total assets	12.4%	13.1%	12.6%	10.1%	8.2%
Tangible common equity to tangible assets	9.7%	10.5%	9.7%	8.7%	6.4%

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
shareholders equity:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Pro forma return on average tangible common equity
Total average shareholders' equity	$723,494	$629,922	$466,219	$276,587	$228,844
Average goodwill	(160,587)	(137,190)	(84,997)	(46,867)	(46,904)
Average intangibles, net	(17,236)	(12,815)	(8,047)	(5,353)	(5,095)
Average tangible common equity	$545,671	$479,917	$373,175	$224,367	$176,845
Net income	$83,814	$80,236	$52,398	$40,591	$47,856
Return on average shareholders' equity	11.6%	12.7%	11.2%	14.7%	20.9%
Pro forma return on average tangible common equity	15.4%	16.7%	14.0%	17.6%	18.7%

ITEM 7 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at December 31, 2019 and December 31, 2018 and our results of operations for the years ended December 31, 2019 and 2018 and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2018 and 2017 are included in the respective sections within "Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report filed on Form 10-K for the year ended December 31, 2018.
Critical accounting policies
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry.  Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards and subsequent adoptions, are discussed in further detail in "Part II- Item 8. Financial Statements and Supplementary Data - Note 1. Basis of Presentation" of this Report.
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

Effective January 1, 2020, we adopted ASU 2016-13, "Financial Instruments - Measurement of Current Expected Credit Losses on Financial Instruments" ("CECL"), which modifies the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under the subheading "Asset quality" contained within management's discussion and analysis and in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Basis of Presentation" of this Report.

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
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, and North Georgia. As of December 31, 2019, our footprint included 68 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, and Huntsville, Alabama and 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations from mortgage offices within our banking footprint, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, Federal Home Loan Bank (“FHLB”) advances, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate from our mortgage offices outside our Banking footprint and through our online ConsumerDirect channel, as well as from mortgage servicing revenues.
On April 1, 2019, we announced our intention to sell our wholesale mortgage operations, comprising the third party origination ("TPO") and correspondent mortgage delivery channels (collectively referred to as "mortgage restructuring"). The sale of the two wholesale channels better aligns the Mortgage segment with our strategic plan and long-term vision for the Company. The exit also allows additional focus on our retail and ConsumerDirect origination channels. The sale of TPO channel was completed on June 7, 2019 and the sale of correspondent channel was completed on August 1, 2019. In connection with the mortgage restructuring, the Company incurred certain related and miscellaneous expenses of $2.0 million for the year ended December 31, 2019.
Mergers and acquisitions
Franklin Financial Network, Inc.
On January 21, 2020, the Company announced entry into a definitive merger agreement with Franklin Financial Network, Inc ("Franklin"). pursuant to which Franklin will be merged with and and into the Company. Franklin has 15 branches and reported approximately $3.90 billion of total assets, $2.80 billion of loans, and $3.20 billion of deposits as of December 31, 2019. According to the terms of the merger agreement, Franklin shareholders will receive 0.9650 shares of FB Financial Corporation's common stock and $2.00 in cash for each share of Franklin stock. Based on the Company's closing price of $38.23 per share as of January 21, 2020, the implied transaction value is approximately $602 million. The merger is expected to close in the third quarter of 2020 and is subject to regulator approvals, approval by the Company's and Franklin's shareholders and other customary closing conditions.
FNB Financial Corp. merger
On February 14 2020, the Company completed its previously-announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Farmers National reported total assets of $255.2 million, loans of $178.6 million and deposits of $206.0 million as of December 31, 2019. The consideration is valued at approximately $50.0 million based on 954,797 shares of FBK common stock (utilizing the market price of $36.70 per FBK on February 14, 2020) and $15.0 million in cash consideration. The Company is currently in the process of determining the approximate fair value of net assets acquired and will include preliminary purchase accounting estimates in Form 10-Q for the quarterly period ended March 31, 2020. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of this merger.
Atlantic Capital Bank, N.A. Branches
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital"), further increasing market share in existing markets and expanding the Company's footprint into new locations. After finalizing purchase accounting adjustments, the branch acquisition added $588.9 million in customer deposits at a premium of 6.25% and $374.4 million in loans. All of the operations of the Branches are included in the Banking segment. We incurred merger costs of $4.8 million during the year ended December 31, 2019, in connection with this transaction. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of this acquisition.
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
The United States economy grew at a moderate 2.1% rate in the final three months of 2019, capping a year when growth slowed significantly due to weaker global economy and trade war uncertainties. According to the U.S. Bureau of Labor Statistics, the seasonally adjusted unemployment rate at December 31, 2019 was 3.5% compared to 3.9% at December 31, 2018 and 4.1% at December 31, 2017. The Federal Reserve Board increased its federal funds target range by 25 basis points in October 2019 to 150-175 basis points, the third decrease to its target range in 2019.
Existing home sales in the United States, as indicated by the National Association of Realtors, fell to a seasonally adjusted annual rate of 5.53 million units in December 2019, compared to 4.99 million units in December 2018 and 5.56 million units in December 2017. New home sales showed slightly lower growth, falling to a seasonally adjusted annual rate of 719 thousand units in December 2019, down from 600 thousand units in December 2018, and 643 thousand units in December 2017. Home values, as indicated by the seasonally adjusted S&P CoreLogic Case-Shiller 20-City Composite Home Price Index, showed an increase of 2.84% from December 31, 2018 to December 31, 2019. Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 0.9% for the twelve month period ending March 31, 2019, compared with the year ending March 31, 2018.
According to the Beige Book published by the Federal Reserve Board in January 2020, overall economic activity generally continued to expand modestly in the final six weeks of 2019. The Dallas and Richmond Districts noted above-average growth, while Philadelphia, St. Louis, and Kansas City reported sub-par growth. Consumer spending grew at a modest to moderate pace, with a number of Districts noting some pickup from the prior reporting period. On balance, holiday sales were said to be solid, with several Districts noting the growing importance of online shopping. Vehicle sales generally expanded moderately, though a handful of Districts reported flat sales. Tourism was mixed, with growth reported in the eastern seaboard Districts but activity little changed in the Midwest and West. Manufacturing activity was essentially flat in most Districts, as in the previous report. Business in nonfinancial services was mixed but, on balance, growing modestly. Transportation activity was also mixed across Districts, with a majority reporting flat to weaker activity. Banks mostly characterized loan volume as steady to expanding moderately. Home sales trends varied widely across Districts but were flat overall, while residential rental markets strengthened. Some Districts pointed to low inventories as restraining home sales. New residential construction expanded modestly. Commercial real estate activity varied substantially across Districts. Agricultural conditions were little changed, as was activity in the energy sector. In many Districts, tariffs and trade uncertainty continued to weigh on some businesses. Expectations for the near-term outlook remained modestly favorable across the nation.
The unemployment rate for the state of Tennessee, as indicated by the U.S. Bureau of Labor Statistics, remained steady at 3.3% as of December 31, 2019 and December 31, 2018. Nashville's unemployment rate increased to 2.4% as of December 31, 2019 from 2.3% as of December 31, 2018.
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
Underlying credit quality declined slightly during 2019 compared to 2018, which is consistent with our overall portfolio quality. Our percentage of total nonperforming loans to loans held for investment increased to 0.60% as of December 31, 2019, from 0.46% at December 31, 2018. Our loans classified as substandard increased to 1.82% of loans held for investment for the year ended December 31, 2019, compared to 1.81% for 2018. Our nonperforming assets for the year ended December 31, 2019 were $47.1 million, or 0.77% of assets, increasing from $31.4 million, or 0.61% of assets for the year ended December 31, 2018.
Although, overall we have experienced favorable credit trends in 2019 and 2018, we are sensitive to credit quality risks in our commercial real estate, commercial and industrial, and construction loan portfolios due to our concentration of loans in these categories. For additional information regarding credit quality risk factors for our Company, see “Business: Risk management: Credit risk management” and “Risk factors: Risks related to our business.”
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

Factor affecting comparability of financial results
Tax legislation changes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Reform Act reduces the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Reform Act includes other changes, including, but not limited to, immediate deductions for certain new investments instead of deductions for depreciation expense over time, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. For more information regarding the impact of the Tax Reform Act on the Company, see Note 14, “Income Taxes” in the notes to our consolidated financial statements.
Overview of recent financial performance
Results of operations
Year ended December 31, 2019 compared to year ended December 31, 2018
Our financial performance history reflects the success of our growth strategies and the continued favorable economic conditions in our markets, as described above. As a result, we have improved our profitability over each of the last three years. Our net income increased by 4.5% in 2019 to $83.8 million from $80.2 million in 2018. Pre-tax net income increased by $3.7 million, or 3.48%, from $105.9 million for the year ended December 31, 2018 to $109.5 million for the year ended December 31, 2019. Diluted earnings per common share was $2.65 and $2.55 for the years ended December 31, 2019 and 2018, respectively. Our net income represented a return on average assets, or ROAA, of 1.45% and 1.66% in 2019 and 2018, respectively, and a return on average shareholders’ equity, or ROAE, of 11.6% and 12.7% in 2019 and 2018, respectively. Our ratio of return on average tangible common equity ("ROATE") for the years ended December 31, 2019 and 2018 was 15.4% and 16.7%, respectively. Our ratio of average shareholders’ equity to average assets in 2019 and 2018 was 12.5% and 13.0%, respectively.
During the year ended December 31, 2019, net interest income before provision for loan losses increased to $226.0 million compared to $204.1 million in the year ended December 31, 2018, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth driven by declining interest rates and our growth initiatives, including the Atlantic Capital branch acquisition.
Our net interest margin, on a tax-equivalent basis, decreased to 4.34% for the year ended December 31, 2019 as compared to 4.66% for the year ended December 31, 2018, due primarily to the increase in cost of funds partially offset by an increase in contractual loan yield earned on our loan portfolio.
Noninterest income for the year ended December 31, 2019 increased by $4.8 million to $135.4 million from $130.6 from the same period in the previous year. The increase in noninterest income was largely a result of an increase in ATM and interchange fees related to our growth and volume of business.
Noninterest expense increased to $244.8 million for the year ended December 31, 2019 compared to $223.5 million for the years ended December 31, 2018. The increase in noninterest expense reflects the impact of our acquisition of the Branches, including increases in salaries, commissions and personnel-related costs and increased merger expenses. Noninterest expense for the year ended December 31, 2019 also reflects expenses of $2.0 million related to our mortgage restructuring.

Year ended December 31, 2018 compared to year ended December 31, 2017
Our net income increased by 53.1% in 2018 to $80.2 million from $52.4 million in 2017. Pre-tax net income increased by $32.4 million, or 44.0%, from $73.5 million for the year ended December 31, 2017 to $105.9 million for the year ended December 31, 2018. Diluted earnings per common share was $2.55 and $1.86 for the years ended December 31, 2018 and 2017, respectively. Our net income represented a return on average assets, or ROAA, of 1.66% and 1.37% in 2018, 2017, respectively, and a return on average shareholders’ equity, or ROAE, of 12.7% and 11.2% in 2018 and 2017, respectively. Our ratio of return on average tangible common equity ("ROATE") for the years ended December 31, 2018 and 2017 was 16.7% and 14.0%, respectively. Our ratio of average shareholders’ equity to average assets in 2018 and 2017 was 13.0% and 12.2%, respectively.
During the year ended December 31, 2018, net interest income before provision for loan losses increased to $204.1 million compared to $153.3 million for the year ended December 31, 2017, which was attributable to an increase in interest income and expense, primarily driven by loan and deposit growth, reflecting the incorporation of a full year of results from the Clayton Banks merger in addition to increased overall interest rates. Our net interest margin, on a tax-equivalent basis, increased to 4.66% for the year ended December 31, 2018 as compared to 4.46% for the year ended December 31, 2017, due to loan and deposit growth, including the impact of the product mix acquired from the Clayton Banks, in addition to an increase in contractual loan yield during the period offset by elevated costs of funds.
Noninterest income for the year ended December 31, 2018 decreased by $10.9 million to $130.6 million from $141.6 million in the same period in the previous year. The decrease in noninterest income was largely a result of a decrease in mortgage banking income.
Noninterest expense increased to $223.5 million for the year ended December 31, 2018 compared to $222.3 million for the year ended December 31, 2017. This increase was largely a result of costs associated with our overall growth and added operational costs resulting from the merger with the Clayton Banks offset by the decrease in merger and conversion costs resulting from the 2017 transaction.
Financial condition
Our total assets grew by 19.2% to $6.12 billion at December 31, 2019 as compared to $5.14 billion at December 31, 2018. The increase was driven by the acquisition of $640.0 million in assets acquired in the Atlantic Capital branch acquisition, which closed on April 5, 2019. Loans held for investment increased $742.1 million to $4.41 billion at December 31, 2019 compared to $3.67 billion at December 31, 2018, which included $374.4 million in loans acquired in the Atlantic Capital branch acquisition.
We grew total deposits by $763.2 million to $4.93 billion at December 31, 2019 as compared to $4.17 billion at December 31, 2018. The increase includes $588.9 million of customer deposits acquired in the Atlantic Capital branch acquisition.
Excluding the impact of assets acquired and liabilities assumed in the Atlantic Capital branch transaction, total assets increased 6.78%, total loans increased 10.0%, and total deposits increased 4.18%, in each case from December 31, 2018 to December 31, 2019.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 20, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment increased by $2.4 million, or 2.29% in the year ended December 31, 2019 to $107.1 million as compared to $104.7 million in the year ended December 31, 2018. The results were primarily driven by increases in net interest income of $21.6 million and noninterest income of $9.5 million which was partially offset by an increase in noninterest expense. Noninterest income increased to $64.9 million in the year ended December 31, 2019 as compared to $55.4 million in the year ended December 31, 2018. Noninterest expense increased $27.0 million, primarily due to costs associated with our overall growth, including merger costs from the Atlantic Capital branch acquisition and increased salaries, commissions and employee benefits expenses. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $7.2 million in the year ended December 31, 2019 compared to $3.8 million for the year ended December 31, 2018.

Mortgage
Income before taxes from the Mortgage segment increased to $2.5 million in the year ended December 31, 2019 as compared to $1.2 million in the year ended December 31, 2018 primarily due to increased volume driven by declining interest rates and higher margins produced by our ConsumerDirect and retail delivery channels. Noninterest income decreased $4.7 million to $70.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 mainly due to a decrease in loan servicing income. Mortgage servicing income decreased $11.2 million to $0.7 million for the year ended December 31, 2019 compared to the prior year. This decrease included a negative change in fair value of mortgage servicing rights of $26.3 million for the year ended December 31, 2019 , which was partially offset by gains of $9.3 million in derivative hedging instruments used to hedge the exposure on the MSRs. The negative change in fair value of MSRs was driven by faster than expected prepayment of loans.
Noninterest income also included fees from origination, gains on sale and fair value changes from loans held for sale, which are primarily driven by interest rate lock volume, interest rates. and overall market conditions. While overall interest rate lock commitment volume decreased $1.22 billion, or 17.1%, during the year ended December 31, 2019 compared to the previous year, interest rate lock commitment volume within our ConsumerDirect and retail delivery channels increased a combined $649.7 million, or 16.5% during the year ended December 31, 2019, again compared to the year prior. The decrease in total interest rate lock commitment volume is a result of the mortgage restructuring completed during the third quarter of 2019, which allowed us to concentrate on maximizing profitability of the historically higher margin delivery channels.
Noninterest expense for the year ended December 31, 2019 and 2018 was $68.0 million and $73.6 million, respectively. This decrease is mainly attributable to the mortgage restructuring and decreased mortgage servicing expenses. During the years ended December 31, 2019 and 2018, we sold $29.2 million and $39.4 million, respectively, in mortgage servicing rights. No material gains or losses were recognized in connection with these transactions.

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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the years ended December 31, 2019 and 2018.
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
Year ended December 31, 2019 compared to year ended December 31, 2018
Net interest income increased 10.8% to $226.0 million in the year ended December 31, 2019 compared to $204.1 million in the year ended December 31, 2018. On a tax-equivalent basis, net interest income increased $22.3 million to $227.9 million in the year ended December 31, 2019 as compared to $205.7 million in the year ended December 31, 2018. The increase in tax-equivalent net interest income in the year ended December 31, 2019 was primarily driven by increased volume in loans held for investment offset by an increase in deposit volume and rates, both partially driven by the product mix acquired from the Branches.
Interest income, on a tax-equivalent basis, was $284.4 million for the year ended December 31, 2019, compared to $241.2 million for the year ended December 31, 2018, an increase of $43.3 million. The two largest components of interest income are loan income and investment income. Loan income consists primarily of interest earned on our loans held for investment portfolio and secondarily, our loans held for sale. Investment income consists primarily of interest earned on our investment portfolio made up of both taxable and tax-exempt securities. Interest income on loans held for investment, on a tax-equivalent basis, increased $45.2 million to $250.7 million for the year ended December 31, 2019 from $205.5 million for the year ended December 31, 2018 primarily due to increased loan volume driven by growth in average loan balances of $773.4 million, partially attributable to the $374.4 million in loans acquired from the Branches.

Partially offsetting the increase in average volume of loans held for investment was a decrease in yields. The tax-equivalent yield on loans held for investment was 6.04%, down 5 basis points from the year ended December 31, 2018. The decrease in yield was primarily due to lower loan fees and accretion on purchased loans which yielded 0.31% and 0.21%, respectively, in the year ended December 31, 2019 compared with 0.39% and 0.23%, respectively, in the year ended December 31, 2018. Partially offsetting this decrease was an increase in contractual loan interest rates which yielded 5.50% in the year ended December 31, 2019 compared with 5.42% in the year ended December 31, 2018. Also included in the loan yield are nonaccrual interest collections and syndicated loan fee income which contributed 2 and 0 basis points, respectively, for the year ended December 31, 2019 and 4 and 1 basis points, respectively, for the year ended December 31, 2018.
The components of our loan yield, a key driver to our NIM for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Year Ended December 31,
	2019		2018		2017
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$228,069	5.50%	$183,116	5.42%	$119,617	4.95%
Origination and other loan fee income	12,977	0.31%	13,093	0.39%	7,638	0.32%
Accretion on purchased loans	8,556	0.21%	7,608	0.23%	5,419	0.22%
Nonaccrual interest collections	885	0.02%	1,375	0.04%	3,266	0.14%
Syndicated loan fee income	206	—%	351	0.01%	1,010	0.03%
Total loan yield	$250,693	6.04%	$205,543	6.09%	$136,950	5.66%

(1)	Includes tax equivalent adjustment
Accretion on purchased loans contributed 16 and 17 basis points to the NIM for the year ended December 31, 2019 and 2018, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 2 and 0 basis points, respectively, to the NIM for the year ended December 31, 2019 compared to 3 and 1 basis points, respectively, to the NIM for the year ended December 31, 2018.
Our NIM, on a tax-equivalent basis, decreased to 4.34% during the year ended December 31, 2019 from 4.66% in the year ended December 31, 2018, primarily a result of decreased interest income from loans held for sale and increased cost of deposits driven by changes in both volume and rates.
For the year ended December 31, 2019, interest income on loans held for sale decreased $5.7 million to $10.0 million compared to $15.6 million for the year ended December 31, 2018 due to a decrease in volume contributing a decline of $3.8 million. The average balance of loans held for sale decreased $97.7 million to $254.7 million for the year ended December 31, 2019 compared to $352.4 million for the year ended December 31, 2018. This decrease includes the impact of the mortgage restructuring, which was completed during the third quarter of 2019. For additional information on the sale, refer to the discussion in this section under the heading "Noninterest income".
Investment securities interest income, on a tax-equivalent basis, increased during the year ended December 31, 2019 to $19.7 million from $17.9 million for the year ended December 31, 2018 driven by increased volume. The average balance in the investment portfolio for the year ended December 31, 2019 was $671.6 million compared to $597.3 million for the year ended December 31, 2018.
Interest expense was $56.5 million for the year ended December 31, 2019, an increase of $21.0 million as compared to the year ended December 31, 2018. The primary driver for the increase in total interest expense is the increase in interest expense on deposits of $22.0 million to $51.6 million for the year ended December 31, 2019, compared to $29.5 million for the year ended December 31, 2018. The increase was largely attributed to money market and customer time deposits which increased to $17.4 million and $24.1 million, respectively, for the year ended December 31, 2019 from $10.9 million and $10.4 million, respectively, for the year ended December 31, 2018. The $6.5 million increase in money market interest expense during the year ended December 31, 2019 was primarily attributed to increased rates with a secondary driver of increased volume. The average rate on money markets rose to 1.42%, up 36 basis points from the year ended December 31, 2018. Average money market balances increased $192.6 million to $1,219.7 million during the year ended December 31, 2019 from $1,027.0 million for the same period in the previous year. The $13.7 million increase in customer time deposit interest expense during the year ended December 31, 2019 was primarily attributed to increased volume with a secondary driver of higher rates. Average customer time deposits increased $410.2 million from $744.8 million during the year ended December 31, 2018 to $1,155.1 million during the year ended December 31, 2019. The average rate on customer time deposits increased 69 basis points from 1.40% for the year ended December 31, 2018 to 2.09% for the year ended December 31, 2019.

Deposit growth was the result of a time deposit campaign implemented during the second half of 2018 and the $147.1 million in time deposits acquired in the Atlantic Capital branch acquisition. Total cost of total deposits was 1.10% for the year ended December 31, 2019 compared to 0.76% for the year ended December 31, 2018.
Offsetting the increase in total deposit interest expense was a decrease in interest expense on total borrowings, which decreased $1.0 million to $4.9 million during the year ended December 31, 2019 compared to $6.0 million during the year ended December 31, 2018. The cost of total borrowings decreased to 2.01% for the year ended December 31, 2019 from 2.24% for the year ended December 31, 2018. This decrease was primarily driven by lower interest rates on FHLB advances, with a secondary driver of decreased volume. Average FHLB advances decreased $28.5 million to $187.5 million for the year ended December 31, 2019 compared to $216.0 million for the year ended December 31, 2018. This decrease in average FHLB advances was primarily due to paying down higher rate advances with additional liquidity obtained from the Atlantic Capital branch acquisition. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interesting-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Year Ended December 31,
	2019			2018			2017
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$4,149,590	$250,693	6.04%	$3,376,203	$205,543	6.09%	$2,418,261	$136,950	5.66%
Loans held for sale	254,689	9,966	3.91%	352,370	15,632	4.44%	419,290	17,256	4.12%
Securities:
Taxable	516,250	13,223	2.56%	478,034	12,397	2.59%	441,568	10,084	2.28%
Tax-exempt(4)	155,306	6,498	4.18%	119,295	5,473	4.59%	116,384	6,592	5.66%
Total Securities(4)	671,556	19,721	2.94%	597,329	17,870	2.99%	557,952	16,676	2.99%
Federal funds sold	31,309	678	2.17%	21,466	412	1.92%	20,175	140	0.69%
Interest-bearing deposits with other financial institutions	130,145	2,651	2.04%	49,549	998	2.01%	75,567	954	1.26%
FHLB stock	15,146	722	4.77%	12,742	716	5.62%	8,894	460	5.17%
Total interest earning assets(4)	5,252,435	284,431	5.42%	4,409,659	241,171	5.47%	3,500,139	172,436	4.93%
Noninterest Earning Assets:
Cash and due from banks	51,194			49,410			53,653
Allowance for loan losses	(30,442)			(25,747)			(22,967)
Other assets(3)	504,485			411,543			280,333
Total noninterest earning assets	525,237			435,206			311,019
Total assets	$5,777,672			$4,844,865			$3,811,158
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$950,219	$8,755	0.92%	$894,252	$6,488	0.73%	$762,918	$3,640	0.48%
Money market	1,219,652	17,380	1.42%	1,027,047	10,895	1.06%	888,258	5,387	0.61%
Savings deposits	199,535	301	0.15%	178,303	272	0.15%	156,328	245	0.16%
Customer time deposits	1,155,058	24,103	2.09%	744,834	10,409	1.40%	467,507	3,077	0.66%
Brokered and internet time deposits	45,313	1,029	2.27%	82,113	1,472	1.79%	44,234	682	1.54%
Time deposits	1,200,371	25,132	2.09%	826,947	11,881	1.44%	511,741	3,759	0.73%
Total interest-bearing deposits	3,569,777	51,568	1.44%	2,926,549	29,536	1.01%	2,319,245	13,031	0.56%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	26,400	291	1.10%	19,528	150	0.77%	16,968	42	0.25%
Federal Home Loan Bank advances	187,509	3,004	1.60%	216,011	4,166	1.93%	110,764	1,778	1.61%
Subordinated debt	30,930	1,638	5.30%	30,930	1,651	5.34%	30,930	1,491	4.82%
Total other interest-bearing liabilities	244,839	4,933	2.01%	266,469	5,967	2.24%	158,662	3,311	2.09%
Total interest-bearing liabilities	3,814,616	56,501	1.48%	3,193,018	35,503	1.11%	2,477,907	16,342	0.66%
Noninterest-bearing liabilities:
Demand deposits	1,130,113			967,663			814,643
Other liabilities	109,449			54,262			52,389
Total noninterest-bearing liabilities	1,239,562			1,021,925			867,032
Total liabilities	5,054,178			4,214,943			3,344,939
Shareholders' equity	723,494			629,922			466,219
Total liabilities and shareholders' equity	$5,777,672			$4,844,865			$3,811,158
Net interest income (tax-equivalent basis)		$227,930			$205,668			156,094
Interest rate spread (tax-equivalent basis)			3.94%			4.36%			4.27%
Net interest margin (tax-equivalent basis)(5)			4.34%			4.66%			4.46%
Cost of total deposits			1.10%			0.76%			0.42%
Average interest-earning assets to average interest-bearing liabilities			137.7%			138.1%			141.3%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $13.0 million, $13.1 million, and $7.6 million, accretion of $8.6 million, $7.6 million, and $5.4 million, nonaccrual interest collections of $0.9 million, $1.4 million, and $3.3 million, and syndicated loan fees of $0.2 million, $0.4 million, and $1.0 million are included in interest income in the years ended December 31, 2019, 2018, and 2017 respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.9 million, $1.6 million, and $2.8 million for the years ended December 31, 2019, 2018, and 2017 respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
Rate/volume analysis
The tables below present the components of the changes in net interest income for the year ended December 31, 2019 and 2018. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Year ended December 31, 2019 compared to year ended December 31, 2018

	Year ended December 31, 2019 compared to year ended December 31, 2018 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$46,723	$(1,573)	$45,150
Loans held for sale	(3,822)	(1,844)	(5,666)
Securities available for sale and other securities:
Taxable	979	(153)	826
Tax Exempt(2)	1,507	(482)	1,025
Federal funds sold and balances at Federal Reserve Bank	213	53	266
Time deposits in other financial institutions	1,642	11	1,653
FHLB stock	115	(109)	6
Total interest income(2)	47,357	(4,097)	43,260
Interest-bearing liabilities:
Interest-bearing checking	516	1,751	2,267
Money market	2,745	3,740	6,485
Savings deposits	32	(3)	29
Customer time deposits	8,560	5,134	13,694
Brokered and internet time deposits	(836)	393	(443)
Securities sold under agreements to repurchase and federal funds purchased	76	65	141
Federal Home Loan Bank advances	(457)	(705)	(1,162)
Subordinated debt	—	(13)	(13)
Total interest expense	10,636	10,362	20,998
Change in net interest income(2)	$36,721	$(14,459)	$22,262

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $13.0 million and $13.1 million, accretion of $8.6 million and $7.6 million, nonaccrual interest collections of $0.9 million and $1.4 million, and syndicated loan fee income of $0.2 million and $0.4 million are included in interest income for the years ended December 31, 2019 and 2018, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

As discussed above, the $45.2 million increase in interest income on loans held for investment during the year ended December 31, 2019 compared to December 31, 2018 was the primary driver of the $22.3 million increase in tax-equivalent net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $773.4 million, or 22.9%, to $4.15 billion for the year ended December 31, 2019, as compared to $3.38 billion for the year ended December 31, 2018, which was largely attributable to strong organic loan growth, the acquisition of $374.4 million in loans from the Branches and continued favorable economic conditions in many of our markets. The increase in loan income was partially offset by an increase in interest expense of $21.0 million driven by increases in rates and volume of customer deposits slightly offset by lower interest rates and volume in FHLB advances.

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

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $13.1 million and $7.6 million, accretion of $7.6 million and $5.4 million, nonaccrual interest collections of $1.4 million and $3.3 million, and syndicated loan fee income of $0.4 million and $1.0 million are included in interest income for the years ended December 31, 2018 and 2017, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
Provision for loan losses
The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The determination of the amount is complex and involves a high degree of judgment and subjectivity. See discussion under subheading “Allowance for Loan Losses” in Part II, Item 7 of this Report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our January 1, 2020 adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".
Year ended December 31, 2019 compared to year ended December 31, 2018
Our provision for loan losses for the year ended December 31, 2019 was $7.1 million as compared to $5.4 million for the year ended December 31, 2018. The increase is primarily attributable to our loan growth during the period and increased net charge-offs from the previous year. The provision for the year ended December 31, 2019 and 2018 also included $0.8 million and $0.9 million of subsequent deterioration on PCI loans related to our previously completed acquisitions. Net charge-offs for the year ended December 31, 2019 were $4.8 million compared to $0.2 million for the year ended December 31, 2018.

Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Mortgage banking income	$100,916	$100,661	$116,933
Service charges on deposit accounts	9,479	8,502	7,426
ATM and interchange fees	12,161	10,013	8,784
Investment services and trust income	5,244	5,181	3,949
Gain (loss) from securities, net	57	(116)	285
Gain (loss) on sales or write-downs of other real estate owned	545	(99)	774
(Loss) gain from other assets	(104)	328	(664)
Other	7,099	6,172	4,094
Total noninterest income	$135,397	$130,642	$141,581

Year ended December 31, 2019 compared to year ended December 31, 2018
Noninterest income was $135.4 million for the year ended December 31, 2019, an increase of $4.8 million, or 3.64%, as compared to $130.6 million for the year ended December 31, 2018. Noninterest income to average assets (excluding any gains or losses from sale of securities, OREO and other assets) was 2.3% in the year ended December 31, 2019 as compared to 2.7% in the year ended December 31, 2018.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair vale of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $100.9 million and $100.7 million for the year ended December 31, 2019 and 2018, respectively.
During the year ended December 31, 2019, the Bank’s mortgage operations had sales of $4.55 billion which generated a sales margin of 2.12%. This compares to $6.15 billion and 1.59% for the year ended December 31, 2018. The increase in sales margin is a result of change in product mix due to the mortgage restructuring and market conditions. The overcapacity and slow-down of the mortgage market and overall compressing margins experienced during most of the first quarter of 2019 began to improve during the second quarter of 2019 with lowered interest rates bumping production. Mortgage banking income from gains on sale and related fair value changes increased to $100.2 million during the year ended December 31, 2019 compared to $88.7 million for the year ended December 31, 2018. While total interest rate lock volume decreased $1,218.3 million, or 17.1%, during the year ended December 31, 2019 as a result of our mortgage restructuring, interest rate lock volume in our ConsumerDirect and retail delivery channels increased 16.5% from year ended December 31, 2018. The increased volume in our ConsumerDirect and retail channels was driven by lower interest rates during the year ended December 31, 2019, leading to an increase in refinancing activity during the last half of 2019.
Income from mortgage servicing of $17.7 million and $20.6 million for year ended December 31, 2019 and 2018, respectively, were partially offset by declines in fair value of MSRs and related hedging activity of $17.0 million and $8.7 million in the year ended December 31, 2019 and 2018, respectively.

The components of mortgage banking income for the December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Mortgage banking income:
Origination and sales of mortgage loans	$96,710	$98,075	$103,735
Net change in fair value of loans held for sale and derivatives	3,518	(9,332)	3,454
Change in fair value on MSRs	(16,989)	(8,673)	(3,424)
Mortgage servicing income	17,677	20,591	13,168
Total mortgage banking income	$100,916	$100,661	$116,933
Interest rate lock commitment volume by line of business:
ConsumerDirect	$2,979,811	$2,685,103	$2,859,992
Third party origination (TPO)	327,373	860,464	1,013,802
Retail	1,605,158	1,250,136	1,256,243
Correspondent	990,646	2,325,555	2,440,350
Total	$5,902,988	$7,121,258	$7,570,387
Interest rate lock commitment volume by purpose (%):
Purchase	43.8%	65.7%	57.6%
Refinance	56.2%	34.3%	42.4%
Mortgage sales	4,554,962	6,154,847	6,349,717
Mortgage sale margin	2.12%	1.59%	1.63%
Closing volume	$4,540,652	$5,958,066	$6,331,458
Outstanding principal balance of mortgage loans serviced	$6,734,496	$6,755,114	$6,529,431

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $30.4 million and $25.5 million for the year ended December 31, 2019 and 2018, respectively, and mortgage banking income attributable to our Mortgage segment was $70.5 million and $75.2 million for the years ended December 31, 2019 and 2018, respectively.
Service charges on deposit accounts include analysis and maintenance fees on accounts, per item charges, non-sufficient funds and overdraft fees. Service charges on deposit accounts were $9.5 million, an increase of $1.0 million, or 11.5%, for the year ended December 31, 2019, compared to $8.5 million for the year ended December 31, 2018. This increase is attributable to our 20.7% growth in average deposits, which is partially attributable to our branch acquisition from Atlantic Capital Bank.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $2.1 million to $12.2 million during the year ended December 31, 2019 as compared to $10.0 million for the year ended December 31, 2018. This increase is also attributable to our growth in deposits and increased volume of transactions.
Investment services and trust income includes fees for discretionary portfolio management and trust administration for individuals and businesses. Investment services and trust income was $5.2 million for both the years ended December 31, 2019 and 2018.
Gain on securities for the year ended December 31, 2019 was $57 thousand compared to a loss on securities for the year ended December 31, 2018 of $116 thousand. Activity is typically driven by sales activity within our available-for-sale securities portfolio in addition to change in fair value of equity securities with readily determinable market values. Sales activity is attributable to management taking advantage of portfolio structuring opportunities to maintain comparable interest rates and maturities and to fund current loan growth in addition to overall asset liability management. The gain in the year ended December 31, 2019 is related to a net loss on available-for-sale securities of $91 thousand resulting primarily from the sale of $24.5 million in available-for-sale securities, which was offset by a net gain of $148 thousand related to changes in fair value of equity securities with readily determinable fair values. The loss in the year ended December 31, 2018 is related to the sale of approximately $2.7 million in available-for-sale debt securities and also includes a net loss of $81 thousand related to changes in fair value of equity securities with readily determinable fair values.
Gain on sales or write-downs of other real estate owned for the year ended December 31, 2019 was $0.5 million compared to a net loss of $0.1 million for the year ended December 31, 2018. This change was the result of specific sales and valuation transactions of other real estate.
Loss on other assets includes sales of repossessed assets and other miscellaneous assets in addition to any identified impairment during the period. Net loss on other assets for the year ended December 31, 2019 was $0.1 million compared to a gain of $0.3 million for the year ended December 31, 2018. The gain during the year ended December 31, 2018 resulted from the sale of restricted marketable securities received in satisfaction of a previously charged-off loan.

Other noninterest income for the year ended December 31, 2019 increased $0.9 million to $7.1 million as compared to other noninterest income of $6.2 million for year ended December 31, 2018. This increase reflected a $0.3 million increase in income from manufactured housing loan servicing along with miscellaneous costs associated with our overall growth, which is partially attributable to the branch acquisition from Atlantic Capital Bank.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Salaries, commissions and employee benefits	$152,084	$136,892	$130,005
Occupancy and equipment expense	15,641	13,976	13,010
Legal and professional fees	7,486	7,903	5,737
Data processing	10,589	9,100	6,488
Merger costs	5,385	1,594	19,034
Amortization of core deposit and other intangibles	4,339	3,185	1,995
Advertising	9,138	13,139	12,957
Other expense	40,179	37,669	33,091
Total noninterest expense	$244,841	$223,458	$222,317

Year ended December 31, 2019 compared to year ended December 31, 2018
Noninterest expense increased by $21.4 million during the year ended December 31, 2019 to $244.8 million as compared to $223.5 million in the year ended December 31, 2018. This increase resulted primarily from a $15.2 million increase in salaries, commissions and employee benefits expense in addition to merger costs and increased operational costs associated with our growth and acquisition of the Branches.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 62.1% and 61.3% of total noninterest expense in the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, salaries and employee benefits expense increased $15.2 million, or 11.1%, to $152.1 million as compared to $136.9 million for the year ended December 31, 2018. This increase was mainly driven by several key employee hires in the Banking segment in addition to the impact of our acquisition of the Branches and increased commissions related to swap activity and increased mortgage production in the last half of 2019.
Costs resulting from our equity compensation grants during the year ended December 31, 2019 and 2018 amounted to $7.1 million and $7.4 million, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to annual performance grants.
Occupancy and equipment expense includes depreciation expense, rent expense related to leased properties, property taxes and costs related to the ongoing operation and repair and maintenance of our properties. Occupancy and equipment expense in the year ended December 31, 2019 was $15.6 million, an increase of $1.7 million, compared to $14.0 million for the year ended December 31, 2018. The increase is attributable to an increase in lease costs and property taxes, which are partially attributable to our acquisition of the Branches.
Legal and professional fees includes litigation expense, accounting, audit and tax service fees, professional licenses and fees, quality control and consulting fees. Legal and professional fees were $7.5 million for the year ended December 31, 2019 as compared to $7.9 million for the year ended December 31, 2018.
Data processing costs include computer expenses and data processing fees for authorization, clearing, settlement and other various processing activity. Data processing costs increased $1.5 million, or 16.4%, to $10.6 million for the year ended December 31, 2019 from $9.1 million for the year ended December 31, 2018. The increase for the year ended December 31, 2019 was attributable to our growth and increased volume of transaction processing.
Merger costs amounted to $5.4 million for the year ended December 31, 2019 compared to $1.6 million for the year ended December 31, 2018. Merger costs during the year ended December 31, 2019 include costs associated with our acquisition and conversion of the Branches in addition to due diligence and other costs associated with our previously announced mergers with Farmers National and Franklin.

Amortization of core deposits and other intangibles represents amortization of core deposit intangible assets acquired through acquisitions and other miscellaneous intangibles. Amortization of core deposit and other intangible assets totaled $4.3 million for the year ended December 31, 2019 compared to $3.2 million for the year ended December 31, 2018. The increase is due to the additional core deposit intangible of $10.8 million recorded in our acquisition of the Branches, which closed on April 5, 2019.
Advertising costs for the year ended December 31, 2019 were $9.1 million, a decrease of $4.0 million compared to $13.1 million for the year ended December 31, 2018. The decrease is attributable to lower costs from our mortgage business and a time deposit campaign that took place during the year ended December 31, 2018.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $2.5 million during the year ended December 31, 2019 to $40.2 million compared to $37.7 million during the year ended December 31, 2018. The increase includes costs resulting from our mortgage restructuring amounting to $2.0 million in addition to other miscellaneous costs associated with our growth, including the impact of the Atlantic Capital branch acquisition.
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
Our efficiency ratio was 67.7% and 66.8% for the years ended December 31, 2019 and 2018, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 65.4% and 65.8% for the years ended December 31, 2019 and 2018, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Return on average total assets	1.45%	1.66%	1.37%
Return on average shareholders' equity	11.6%	12.7%	11.2%
Dividend payout ratio	12.2%	7.93%	—%
Average shareholders’ equity to average assets	12.5%	13.0%	12.2%
Income tax
Income tax expense was $25.7 million and $25.6 million for the years ended December 31, 2019 and 2018, respectively. This represents effective tax rates of 23.5% and 24.2% for the year ended December 31, 2019 and 2018 , respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and additional deductions for equity-based compensation upon the distribution of RSUs.

Financial condition
The following discussion of our financial condition compares the year ended December 31, 2019 with the year ended December 31, 2018.
Total assets
Our total assets were $6.12 billion at December 31, 2019.  This compares to total assets of $5.14 billion as of December 31, 2018. This increase was largely attributable to an increase of $742.1 million in loans held for investment driven by strong demand for loan products in our markets and the success of our growth initiatives, including $374.4 million of loans acquired through our branch acquisition from Atlantic Capital Bank.

Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 72.0% and 71.4% of our total assets as of December 31, 2019 and December 31, 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Currently, our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. At December 31, 2019 and December 31, 2018, our outstanding loans to the broader healthcare industry made up less than 5% of our total outstanding loans and are spread across nursing homes, assisted living facilities, outpatient mental health and substance abuse centers, home health care services, and medical practices within our geographic markets. Additionally, at December 31, 2019 and December 31, 2018, our outstanding loans to hotels made up less than 5% of our total outstanding loans. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”). At December 31, 2019 and December 31, 2018, loans held for investment included approximately $103.4 million and $88.8 million, respectively, related to participated loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans
Loans increased $742.1 million, or 20.2%, to $4.41 billion as of December 31, 2019 as compared to $3.67 billion as of December 31, 2018. Our loan growth during the year ended December 31, 2019 has been composed of increases of $167.0 million, or 19.3%, in commercial and industrial loans, $136.7 million, or 27.7%, in owner occupied commercial real estate loans, $220.5 million, or 31.5%, in non-owner occupied commercial real estate loans, $179.7 million, or 21.9%, in residential real estate loans and $43.2 million, or 18.9%, in consumer and other loans, respectively. These increases were offset by a decrease of $5.0 million, or 0.9%, in construction loans. The increase in loans during the year ended December 31, 2019 is attributable to our Atlantic Capital branch acquisition, continued strong demand in our metropolitan markets, and continued favorable economic conditions and interest rates throughout much of our geographic footprint.
Loans by type
The following table sets forth the balance and associated percentage of each major category in our loan portfolio of loans as of the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$1,034,036	23%	$867,083	24%	$715,075	23%	$386,233	21%	$318,791	19%
Construction	551,101	13%	556,051	15%	448,326	14%	245,905	13%	238,170	14%
Residential real estate:
1-to-4 family	710,454	16%	555,815	16%	480,989	15%	294,924	16%	290,704	17%
Line of credit	221,530	5%	190,480	5%	194,986	6%	177,190	10%	171,526	10%
Multi-family	69,429	2%	75,457	2%	62,374	2%	44,977	2%	59,510	3%
Commercial real estate:
Owner-Occupied	630,270	14%	493,524	13%	495,872	16%	357,346	19%	337,664	20%
Non-Owner Occupied	920,744	21%	700,248	19%	551,588	17%	267,902	15%	207,871	12%
Consumer and other	272,078	6%	228,853	6%	217,701	7%	74,307	4%	77,627	5%
Total loans	$4,409,642	100%	$3,667,511	100%	$3,166,911	100%	$1,848,784	100%	$1,701,863	100%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2019 and December 31, 2018, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above.
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

The table below shows concentration ratios for the Bank and Company as of December 31, 2019 and December 31, 2018, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
December 31, 2019
Construction	88.4%	87.0%
Commercial real estate	247.4%	243.4%
December 31, 2018
Construction	99.1%	95.4%
Commercial real estate	237.5%	228.6%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of December 31, 2019, our commercial and industrial loans comprised $1,034.0 million, or 23% of loans, compared to $867.1 million, or 24% of loans, as of December 31, 2018.
Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of December 31, 2019, our owner occupied commercial real estate loans comprised $630.3 million, or 14% of loans, compared to $493.5 million, or 13%, of loans, as of December 31, 2018.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of December 31, 2019, our non-owner occupied commercial real estate loans comprised $920.7 million, or 21%, of loans, compared to $700.2 million, or 19% of loans, as of December 31, 2018.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of December 31, 2019, our residential real estate mortgage loans comprised $710.5 million, or 16% of loans, compared to $555.8 million, or 16%, of loans as of December 31, 2018.
Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of December 31, 2019 comprised $221.5 million or 5% of loans compared to $190.5 million, or 5%, of loans as of December 31, 2018.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of December 31, 2019 comprised $69.4 million, or 2% of loans, compared to $75.5 million, or 2%, of loans as of December 31, 2018.
Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of December 31, 2019, our construction loans comprised $551.1 million, or 13% of loans compared to $556.1 million, or 15% of loans as of December 31, 2018.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of December 31, 2019, our consumer and other loans comprised $272.1 million, or 6% of loans, compared to $228.9 million, or 6% of loans as of December 31, 2018.
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of December 31, 2019 and December 31, 2018. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments. As of December 31, 2019 and December 31, 2018, the Company had $23.1 million and $39.9 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2019
Commercial and industrial	$396,045	$501,693	$136,298	$1,034,036
Commercial real estate:
Owner occupied	97,724	367,072	165,474	630,270
Non-owner occupied	109,172	552,333	259,239	920,744
Residential real estate:
1-to-4 family	63,297	258,570	388,587	710,454
Line of credit	7,179	47,629	166,722	221,530
Multi-family	1,793	57,602	10,034	69,429
Construction	241,872	259,942	49,287	551,101
Consumer and other	38,830	66,016	167,232	272,078
Total ($)	$955,912	$2,110,857	$1,342,873	$4,409,642
Total (%)	21.7%	47.9%	30.4%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2018
Commercial and industrial	$316,253	$442,720	$108,110	$867,083
Commercial real estate:
Owner occupied	82,141	296,303	115,080	493,524
Non-owner occupied	92,418	345,241	262,589	700,248
Residential real estate:
1-to-4 family	55,553	223,346	276,916	555,815
Line of credit	10,382	41,024	139,074	190,480
Multi-family	2,226	18,706	54,525	75,457
Construction	233,108	256,079	66,864	556,051
Consumer and other	31,580	52,516	144,757	228,853
Total ($)	$823,661	$1,675,935	$1,167,915	$3,667,511
Total (%)	22.5%	45.7%	31.8%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of December 31, 2019 and December 31, 2018.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
Commercial and industrial	$288,666	$349,325	$637,991
Commercial real estate:
Owner occupied	422,684	109,862	532,546
Non-owner occupied	324,951	486,621	811,572
Residential real estate:
1-to-4 family	532,409	114,748	647,157
Line of credit	892	213,459	214,351
Multi-family	49,091	18,545	67,636
Construction	93,342	215,887	309,229
Consumer and other	215,822	17,426	233,248
Total ($)	$1,927,857	$1,525,873	$3,453,730
Total (%)	55.8%	44.2%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2018
Commercial and industrial	$195,589	$355,241	$550,830
Commercial real estate:
Owner occupied	346,356	65,027	411,383
Non-owner occupied	289,990	317,840	607,830
Residential real estate:
1-to-4 family	468,048	32,214	500,262
Line of credit	25,196	154,902	180,098
Multi-family	69,301	3,930	73,231
Construction	121,451	201,492	322,943
Consumer and other	193,115	4,158	197,273
Total ($)	$1,709,046	$1,134,804	$2,843,850
Total (%)	60.1%	39.9%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2019 and December 31, 2018.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
One year or less	$381,148	$574,764	$955,912
One to five years	1,224,977	885,880	2,110,857
More than five years	702,880	639,993	1,342,873
Total ($)	$2,309,005	$2,100,637	$4,409,642
Total (%)	52.4%	47.6%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2018
One year or less	$346,928	$476,733	$823,661
One to five years	993,441	682,494	1,675,935
More than five years	715,605	452,310	1,167,915
Total ($)	$2,055,974	$1,611,537	$3,667,511
Total (%)	56.1%	43.9%	100.0%
Of the loans shown above with floating interest rates totaling $2.10 billion as of December 31, 2019, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of December 31, 2019
Loans with current rates above floors:
1-25 bps	$28,614	15.00	$15,902	15.98	$30,797	3.68	$75,313	10.58
26-50 bps	35,368	34.96	13,884	50.00	19,900	48.46	69,152	41.86
51-75 bps	41,672	75.00	16,562	75.00	15,546	72.86	73,780	74.55
76-100 bps	12,873	98.67	27,713	95.42	18,070	96.45	58,656	96.45
101-125 bps	31,853	124.38	33,390	119.30	28,435	118.48	93,678	120.78
126-150 bps	14,074	150.00	16,019	148.89	44,528	148.38	74,621	148.80
151-200 bps	2,450	178.07	12,172	178.43	63,436	179.18	78,058	179.03
200-250 bps	2,817	246.37	3,241	228.26	17,605	228.47	23,663	230.57
251 bps and above	18	323.65	2,434	349.01	13,725	347.19	16,177	347.44
Total loans with current rates above floors	$169,739	78.18	$141,317	105.89	$252,042	135.23	$563,098	110.67
Loans with current rates below floors:
1-25 bps	$67,045	14.10	$186,954	9.61	$51,932	15.09	$305,931	11.52
26-50 bps	7,479	42.77	16,120	44.37	17,728	39.92	41,327	42.17
51-75 bps	6,262	74.81	27,902	74.82	24,570	70.59	58,734	73.05
76-100 bps	51	99.91	6,184	87.96	5,006	89.00	11,241	88.48
101-125 bps	1,198	123.80	6,009	120.96	28,949	116.99	36,156	117.88
126-150 bps	7	136.00	8,022	147.09	12,927	134.15	20,956	139.10
151-200 bps	7	193.63	4,337	175.05	24,766	161.38	29,110	163.42
200-250 bps	—	—	12,024	233.05	574	227.90	12,598	232.82
251 bps and above	482	1,008.92	—	—	78	331.00	560	915.04
Total loans with current rates below floors	$82,531	9.42	$267,552	25.95	$166,530	30.93	$516,613	24.02
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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at December 31, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. PCI contractually past due 30-89 days amounted to $3.0 million and $3.6 million as of December 31, 2019 and December 31, 2018, respectively, and an additional $0.8 million and $4.1 million were contractually past due 90 days or more as of December 31, 2019 and December 31, 2018, respectively.
As of December 31, 2019 and December 31, 2018, we had $47.1 million and $31.4 million, respectively, in nonperforming assets. As of December 31, 2019 and December 31, 2018, other real estate owned included $9.0 million and $5.4 million, respectively, of excess land and facilities resulting from our acquisitions. Other nonperforming assets, including other repossessed non-real estate, as of December 31, 2019 and December 31, 2018 amounted to $1.6 million and $1.6 million, respectively.
At December 31, 2019 and 2018, there were $51.7 million and $67.4 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheet as of December 31, 2019 or 2018. We continue to assess this on a quarterly basis.
We had net interest recoveries of $0.9 million and $1.4 million during the year ended December 31, 2019 and 2018, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Loan Type
Commercial and industrial	$5,878	$503	$623	$1,424	$1,732
Construction	1,129	283	541	271	305
Residential real estate:
1-to-4 family mortgage	7,297	3,441	3,504	2,986	2,392
Residential line of credit	828	1,761	833	1,034	1,437
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	1,793	2,620	2,940	2,007	1,974
Non-owner occupied	7,880	6,962	1,371	2,251	3,512
Consumer and other	1,800	1,156	285	85	235
Total nonperforming loans held for investment	26,605	16,726	10,097	10,058	11,587
Loans held for sale	—	397	43,355	—	—
Other real estate owned	18,939	12,643	16,442	7,403	11,641
Other	1,580	1,637	2,369	1,654	1,654
Total nonperforming assets	$47,124	$31,403	$72,263	$19,115	$24,882
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.60%	0.46%	0.32%	0.54%	0.68%
Total nonperforming assets as a percentage of total assets	0.77%	0.61%	1.53%	0.58%	0.86%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.09%	0.06%	0.04%	0.04%	0.03%
Loans restructured as troubled debt restructurings	$12,206	$6,794	$8,604	$8,802	$15,289
Troubled debt restructurings as a percentage of total loans held for investment	0.28%	0.19%	0.27%	0.48%	0.90%

Total nonperforming loans as a percentage of loans were 0.60% as of December 31, 2019 as compared to 0.46% as of December 31, 2018. Our coverage ratio, or our allowance for loan losses as a percentage of our nonperforming loans, was 117.0% as of December 31, 2019 as compared to 173.0% as of December 31, 2018.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Excluding PCI loans, loans 30-89 days past due were $18.5 million at December 31, 2019, as compared to $9.2 million at December 31, 2018.
For acquired loans, neither the credit portion nor any other portion of the fair value discount is reflected in the reported allowance for loan and lease losses. However, as of December 31, 2019 and December 31, 2018, the allowance included $1.7 million and $0.9 million, respectively, in reserves related to subsequent deterioration on loans acquired in our previous mergers and acquisitions.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “(Loss) gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $4.0 million were sold as of year ended December 31, 2019, resulting in a net gain of $0.5 million. Other real estate owned with a cost basis of $5.8 million were sold during the year ended December 31, 2018, resulting in a net loss of $99 thousand.
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
Loans totaling $80.3 million and $66.5 million were classified as substandard under our policy at December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and December 31, 2018, $13.5 million and $22.3 million, respectively, of substandard loans were purchased credit impaired in connection with our mergers and acquisitions. The following table sets forth information related to the credit quality of our loan portfolio at December 31, 2019 and December 31, 2018.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$946,247	$66,910	$19,195	$1,032,352
Construction	541,201	4,790	2,226	548,217
Residential real estate:
1-to-4 family mortgage	666,177	11,380	13,559	691,116
Residential line of credit	218,086	1,343	2,028	221,457
Multi-family mortgage	69,366	63	—	69,429
Commercial real estate:
Owner occupied	576,737	30,379	17,263	624,379
Non-owner occupied	876,670	24,342	9,535	910,547
Consumer and other	248,632	3,304	3,057	254,993
Total loans, excluding purchased credit impaired loans	$4,143,116	$142,511	$66,863	$4,352,490

Purchased credit impaired loans
Commercial and industrial	$—	$1,224	$460	$1,684
Construction	—	2,681	203	2,884
Residential real estate:
1-to-4 family mortgage	—	15,091	4,247	19,338
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,535	1,356	5,891
Non-owner occupied	—	6,617	3,580	10,197
Consumer and other	—	13,521	3,564	17,085
Total purchased credit impaired loans	$—	$43,669	$13,483	$57,152
Total loans	$4,143,116	$186,180	$80,346	$4,409,642

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512

Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511
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
In addition, on a regular basis, management and the board of directors review credit metrics. These metrics include the allowance for loan losses as a percentage of loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by relationship manager, individual markets and the Bank as a whole. The allowance for loan losses was $31.1 million and $28.9 million and represented 0.71% and 0.79% of loans held for investment at December 31, 2019 and December 31, 2018, respectively. This decrease is the result of current credit quality and was also impacted by the addition of purchased loans from our branch acquisition from Atlantic Capital, which contributed to this decrease as newly purchased loans were recorded at fair value as of the acquisition date and do not carry a significant allowance for loan losses as of December 31, 2019.
Effective January 1, 2020, we adopted new accounting guidance which requires current expected credit losses ("CECL") be estimated that management expects to be incurred over the life of the loan portfolio, resulting in the transition from our historical allowance for loan losses to an allowance for credit losses ("ACL"). This change in accounting estimate is currently expected to result in an ACL as of January 1, 2020 in the range of $60.0 million to $70.0 million, increasing from the allowance for loan losses reported as of December 31, 2019 of $31.1 million. This would result in an estimated $20.0 million to $31.0 million reduction, net of taxes, to retained earnings upon adoption. Additionally, the adoption will result in an increase to future reported nonperforming loans as purchased credit deteriorated ("PCD") loans (formerly PCI loans) will no longer be excluded from our nonperforming metrics. If PCI loans would have been included in nonperforming loans held for investment at December 31, 2019, our total nonperforming loans would have increased by $5.1 million and our nonperforming loans held for investment as a percentage of our total loans held for investment would have been 0.72% of total loans held for investment. These estimates are contingent upon continued refinement of assumptions, methodologies and judgments, which we will continue to finalize through the first quarter of 2020.
We have adopted the option provided by the regulatory capital framework that permits institutions to limit the initial regulatory capital day-one adverse impact by allowing a three-year phase in period for this impact. Based on the three-year phase in option allowed by the regulatory framework, we expect that all capital ratios will remain well in excess of minimum capital ratios.
The following table presents the allocation of the allowance for loan losses by loan category as of the periods indicated:

	As of December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of loans	Amount	% of loans	Amount	% of loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$4,805	23%	$5,348	24%	$4,461	23%	$5,309	21%	$5,135	19%
Construction	10,194	13%	9,729	15%	7,135	14%	4,940	13%	5,143	14%
Residential real estate:
1-to-4 family mortgage	3,112	16%	3,428	16%	3,197	15%	3,197	16%	4,176	17%
Residential line of credit	752	5%	811	5%	944	6%	1,613	10%	2,201	10%
Multi-family mortgage	544	2%	566	2%	434	2%	504	2%	311	3%
Commercial real estate:
Owner occupied	4,109	14%	3,132	13%	3,558	16%	3,302	19%	3,682	20%
Non-owner occupied	4,621	21%	4,149	19%	2,817	17%	2,019	15%	2,622	12%
Consumer and other	3,002	6%	1,769	6%	1,495	7%	863	4%	1,190	5%
Total allowance	$31,139	100%	$28,932	100%	$24,041	100%	$21,747	100%	$24,460	100%

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan loss at beginning of period	$28,932	$24,041	$21,747	$24,460	$29,030
Charge-offs:
Commercial and industrial	(2,930)	(898)	(584)	(562)	(953)
Construction	—	(29)	(27)	(2)	(81)
Residential real estate:
1-to-4 family mortgage	(220)	(138)	(200)	(224)	(828)
Residential line of credit	(309)	(36)	(276)	(132)	(230)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	—	(91)	(288)	(249)	(1,062)
Non-owner occupied	(12)	—	—	(527)	(54)
Consumer and other	(2,481)	(1,613)	(1,152)	(1,154)	(1,136)
Total charge-offs	$(5,952)	$(2,805)	$(2,527)	$(2,850)	$(4,344)
Recoveries:
Commercial and industrial	136	390	1,894	524	112
Construction	11	1,164	1,084	216	1,354
Residential real estate:
1-to-4 family mortgage	79	171	159	127	161
Residential line of credit	138	178	395	174	286
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	108	143	61	140	35
Non-owner occupied	—	51	1,646	195	342
Consumer and other	634	550	532	240	548
Total recoveries	$1,106	$2,647	$5,771	$1,616	$2,838
Net (charge-offs) recoveries	(4,846)	(158)	3,244	(1,234)	(1,506)
Provision for loan losses	7,053	5,398	(950)	(1,479)	(3,064)
Adjustments for transfers to loans HFS	—	(349)	—	—	—
Allowance for loan loss at the end of period	$31,139	$28,932	$24,041	$21,747	$24,460
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.12)%	—%	0.13%	(0.07)%	(0.10)%
Allowance for loan loss as a percentage of loans at end of period	0.71%	0.79%	0.76%	1.18%	1.50%
Allowance of loan loss as a percentage of nonperforming loans	117.0%	173.0%	238.1%	216.2%	211.1%
Mortgage loans held for sale
Mortgage loans held for sale were $262.5 million at December 31, 2019 compared to $278.8 million at December 31, 2018. Interest rate lock volume for the year ended December 31, 2019 and 2018 totaled $5.90 billion and $7.12 billion, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The decrease in interest rate lock volume for the year ended December 31, 2019, reflects the impact of our mortgage restructuring offset by increased volume in our retail and ConsumerDirect channels, which benefited from decreased interest rates when compared to the same period in the previous year. Interest rate lock commitments in the pipeline were $453.2 million at December 31, 2019 compared with $318.7 million at December 31, 2018.
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
Total deposits were $4.93 billion and $4.17 billion as of December 31, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits at December 31, 2019 and December 31, 2018 were $1,208.2 million and $949.1 million, respectively, while interest-bearing deposits were $3.73 billion and $3.22 billion at December 31, 2019 and December 31, 2018, respectively. The 18.3% increase in total deposits is partially attributed to the acquisition of $588.9 million in deposits acquired from the Branches, continued focus on core customer deposit growth, and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank.
Brokered and internet time deposits at December 31, 2019 and December 31, 2018 were $20.4 million and $103.1 million, respectively. The decrease of $82.8 million was due to expected maturity of brokered deposits while replacing with lower cost funds, which is consistent with our asset liability management strategy.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $92.6 million and $53.5 million at December 31, 2019 and December 31, 2018, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $463.1 million at December 31, 2019 compared to $448.2 million at December 31, 2018. The increase in public deposits is mainly attributed to notable increase concentrated in a few large customers and the addition of new customers.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed in Note 24 to the consolidated financial statements included in this Annual Report. The mix between noninterest-bearing and interest-bearing deposits as of December 31, 2019 shifted slightly due to growth of noninterest-bearing deposits and the maturity and non-renewal of brokered, internet and other time deposits when compared to December 31, 2018. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature.
Average deposit balances by type, together with the average rates per periods are reflected in the average balance sheet amounts, interest paid and rate analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of December 31,
	2019			2018			2017
(dollars in thousands)	Amount	% of total	Average rate	Amount	% of total	Average rate	Amount	% of total	Average rate
Deposit Type
Noninterest-bearing demand	$1,208,175	25%	—%	$949,135	23%	—%	$888,200	24%	—%
Interest-bearing demand	1,014,875	21%	0.92%	863,706	21%	0.73%	895,140	24%	0.48%
Money market	1,306,913	26%	1.42%	1,064,191	26%	1.06%	1,014,406	29%	0.61%
Savings deposits	213,122	4%	0.15%	174,940	4%	0.15%	178,320	5%	0.16%
Customer time deposits	1,171,502	24%	2.09%	1,016,638	24%	1.40%	602,628	16%	0.66%
Brokered and internet time deposits	20,351	—%	2.27%	103,107	2%	1.79%	85,701	2%	1.54%
Total deposits	$4,934,938	100%	1.10%	$4,171,717	100%	0.76%	$3,664,395	100%	0.42%
Customer Time Deposits
0.00-0.50%	$18,919	1%		$34,696	3%		$112,980	19%
0.51-1.00%	140,682	12%		196,032	19%		258,790	43%
1.01-1.50%	55,557	5%		124,007	12%		127,091	21%
1.51-2.00%	338,997	29%		60,286	6%		87,038	14%
2.01-2.50%	312,528	27%		260,173	26%		11,791	2%
Above 2.50%	304,819	26%		341,444	34%		4,938	1%
Total customer time deposits	$1,171,502	100%		$1,016,638	100%		$602,628	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$787	1%		681	1%
0.51-1.00%	—	—%		548	1%		713	1%
1.01-1.50%	8,453	42%		21,211	21%		59,419	70%
1.51-2.00%	9,368	46%		15,204	15%		20,922	24%
2.01-2.50%	2,182	11%		63,167	60%		3,618	4%
Above 2.50%	348	1%		2,190	2%		348	—%
Total brokered and internet time deposits	20,351	100%		103,107	100%		85,701	100%
Total time deposits	$1,191,853			$1,119,745			$688,329

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$126,604	$66,520	$193,124
Over Three to Six	110,617	68,031	178,648
Over Six to Twelve	295,412	147,724	443,136
Over Twelve	239,828	137,117	376,945
Total	$772,461	$419,392	$1,191,853

	As of December 31, 2018
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$142,472	$95,209	$237,681
Over Three to Six	86,877	57,592	144,469
Over Six to Twelve	241,516	132,204	373,720
Over Twelve	236,972	126,903	363,875
Total	$707,837	$411,908	$1,119,745

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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	December 31,
	2019		2018		2017
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$—	—%	$989	—%	$986	—%
Mortgage-backed securities	490,676	71%	508,580	78%	418,781	78%
Municipals, tax exempt	189,235	28%	138,887	21%	109,251	21%
Treasury securities	7,448	1%	7,242	1%	7,252	1%
Corporate securities	1,022	—%	—	—%	—	—%
Total securities available for sale	$688,381	100%	$655,698	100%	$536,270	100%
The balance of our available-for-sale debt securities portfolio at December 31, 2019 was $688.4 million compared to $655.7 million at December 31, 2018. During the years ended December 31, 2019, 2018, and 2017 we purchased $151.4 million, $203.8 million and $81.4 million in investment securities, respectively. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, in the aggregate, comprised 52.4%, 81.4%, and 73.4% of these purchases, respectively. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Municipal securities accounted for 46.9%, 18.6%, and 26.6%, respectively of total securities purchased in the years ended December 31, 2019, 2018, and 2017, respectively. Corporate securities accounted for 0.7% of total securities purchased in the year ended December 31, 2019. The carrying value of securities sold during the years ended December 31, 2019, 2018, and 2017 totaled $24.5 million, $2.7 million, and $94.7 million, respectively. Maturities and calls of securities during the years ended December 31, 2019, 2018, and 2017 totaled $113.0 million, $73.1 million, and $83.3 million, respectively. As of December 31, 2019 and 2018, net unrealized gains of $11.7 million and losses of $12.3 million, respectively, were recorded on available-for-sale debt securities.
As of December 31, 2019 and December 31, 2018, the Company had $3.3 million and $3.1 million, respectively, in equity securities recorded at fair value. The change in the fair value of equity securities resulted in net gains of $148 thousand, respectively, during the year ended December 31, 2019 compared to net losses of $81 thousand, respectively, during the year ended December 31, 2018. As of January 1, 2018, the Company adopted ASU 2016-01 and reclassified $3.6 million of other securities without readily determinable market values to other assets. The provisions of this update require that equity securities be carried at fair value on the balance sheet with any periodic changes in value as adjustments to the income statement.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of December 31,
	2019			2018
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)
Treasury securities
Maturing within one year	$—	—%	—%	$—	—%	—%
Maturing in one to five years	7,448	1.1%	1.76%	7,242	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	7,448	1.1%	1.76%	7,242	1.1%	1.76%
Government agency securities:
Maturing within one year	—	—%	—%	989	0.2%	1.43%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	—	—%	—%	989	0.2%	1.43%
Obligations of state and municipal subdivisions:
Maturing within one year	1,152	0.2%	5.11%	15,039	2.3%	6.14%
Maturing in one to five years	4,228	0.6%	4.60%	6,498	1.0%	4.86%
Maturing in five to ten years	17,865	2.6%	3.96%	18,387	2.8%	4.68%
Maturing after ten years	165,990	24.1%	3.84%	98,963	15.1%	4.13%
Total obligations of state and municipal subdivisions	189,235	27.5%	3.88%	138,887	21.2%	4.46%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	496	0.1%	1.83%	—	—%	—%
Maturing in five to ten years	24,316	3.5%	3.16%	11,988	1.8%	3.07%
Maturing after ten years	465,864	67.7%	2.36%	496,592	75.7%	2.67%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	490,676	71.3%	2.40%	508,580	77.5%	2.68%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	1,022	0.1%	4.13%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	1,022	0.1%	4.13%	—	—%	—%
Total investment securities	$688,381	100.0%	2.94%	$655,698	100.0%	2.99%

(1)	Yields on a tax-equivalent basis.
The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
As of As of December 31, 2019
Mortgage-backed securities	$487,101	$5,236	$(1,661)	$490,676
Municipals, tax exempt	181,178	8,287	(230)	189,235
Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
	$676,705	$13,567	$(1,891)	$688,381
As of As of December 31, 2018
US Government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
	$668,033	$2,756	$(15,091)	$655,698
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
The following table sets forth our total borrowings segmented by years to maturity as of December 31, 2019:

	December 31, 2019
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
December 31, 2020	$123,745	41%	1.67%
December 31, 2021	—	—%	—%
December 31, 2022	—	—%	—%
December 31, 2023	—	—%	—%
December 31, 2024	—	—%	—%
Thereafter	180,930	59%	1.94%
Total	$304,675	100%	1.83%
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $23.7 million and $15.1 million at December 31, 2019 and December 31, 2018, respectively.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $305.0 million and $240.0 million as of December 31, 2019 and 2018, respectively. There were no borrowings against the line at December 31, 2019 or 2018.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $413.0 million and qualifying commercial mortgages of $545.5 million as collateral securing a line of credit with a total borrowing capacity of $760.6 million as of December 31, 2019. As of December 31, 2018, we pledged qualifying residential mortgages of $619.0 million and qualifying commercial mortgages of $608.7 million as collateral securing a line of credit with a total borrowing capacity of $737.0 million.
Borrowings against our line totaled $250.0 million and $181.8 million as of December 31, 2019 and 2018, respectively. The FHLB advances as of December 31, 2019 includes two long-term advances with putable features totaling $150.0 million. These two long-term advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively. However, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predeterminable fixed rates of 1.24% and 1.37%, respectively. Long-term advances of $1.8 million as of December 31, 2018, contain no such putable features. There were no overnight cash management advances (CMAs) as of December 31, 2019 and $80.0 million as of December 31, 2018, respectively. In addition, a letter of credit with FHLB of $75.0 million and $100.0 million was pledged to secure public funds that required collateral at December 31, 2019 and 2018, respectively. Included in total FHLB advances is $100.0 million borrowed during the third quarter of 2017 as part of the funding strategy for the Clayton Banks merger. These advances have 90 day fixed rate repricing terms. An additional line of $800.0 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $250.0 million and $388.1 million for the years ended December 31, 2019 and 2018, respectively. The weighted average interest rate on FHLB borrowings was 1.51% and 1.93% at December 31, 2019 and 2018.
Additionally, the Bank maintains a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of December 31, 2019 and 2018, $1.41 billion and $1.34 billion of qualifying loans and $5.0 million and $8.6 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $1,013.2 million and $934.7 million, respectively.

Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of December 31, 2019 and 2018, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.10% and 5.97% at December 31, 2019 and 2018, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.19% and 5.65% at December 31, 2019 and December 31, 2018, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
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
As part of our liquidity management strategy, we are also focused on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest-bearing and other low-cost deposits and replacing higher cost funding including time deposits and borrowed funds. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. As a result of these strategies, we have been able to maintain a relatively low cost of funds.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2019 and 2018, securities with a carrying value of $373.7 million and $326.2 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments. Additionally, we have FHLB line of credit to secure public funds totaling $75.0 million at December 31, 2019.
Additional sources of liquidity include federal funds purchased, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight CMAs at December 31, 2019 and $80.0 million at December 31, 2018. During the third quarter of 2017, $100.0 million of 90 day fixed-rate advances were borrowed as part of the funding strategy for the merger with the Clayton Banks as described in management’s discussion and analysis on lines of credit and other borrowings.  At December 31, 2019 and 2018, the balance of our outstanding additional long-term advances with the FHLB were $150.0 million and $1.8 million, respectively. The remaining balance available with the FHLB was $435.6 million and $455.2 million at December 31, 2019 and 2018.  We also maintain lines of credit with other commercial banks totaling $305.0 million and $240.0 million as of December 31, 2019 and 2018. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines at December 31, 2019 and at December 31, 2018.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of December 31, 2019 and 2018, $223.7 million and $164.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. No cash dividends from the Bank to the Company were paid during the years ended December 31, 2019 or 2018.
During the year ended December 31, 2019, the Company declared dividends of $0.32 per share, or $10.2 million, respectively. Subsequent to December 31, 2019, the Company declared its fourth quarter dividend in the amount of $0.09 per share, or $2.9 million payable to stockholders of record as of February 15, 2020 on March 2, 2020. The Company will continue to maintain cash balances on deposit with the Bank for ongoing corporate needs and may receive dividends in future from the Bank to fund such future dividends.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the year ended December 31, 2018, the Company paid $0.7 million under this agreement. No such expenses were incurred for the year ended December 31, 2019.
Subsequent to the year ended December 31, 2019, the Company obtained a line of credit for $20.0 million, of which $15.0 million was borrowed to fund the cash consideration paid in connection with the Farmers National merger.
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
The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of December 31, 2019 and December 31, 2018, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes(1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2019
Total capital (to risk weighted assets)
FB Financial Corporation	$633,549	12.2%	$415,442	8.0%	N/A	N/A
FirstBank	$623,432	12.1%	$412,186	8.0%	$515,233	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$602,410	11.6%	$311,591	6.0%	N/A	N/A
FirstBank	$592,293	11.5%	$309,022	6.0%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A
FirstBank	$592,293	9.9%	$239,310	4.0%	$299,138	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$572,410	11.1%	$232,058	4.5%	N/A	N/A
FirstBank	$592,293	11.5%	$231,767	4.5%	$334,774	6.5%
December 31, 2018
Total capital (to risk weighted assets)
FB Financial Corporation	$582,945	13.0%	$358,735	8.0%	N/A	N/A
FirstBank	$561,327	12.5%	$359,249	8.0%	$449,062	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$554,013	12.4%	$268,071	6.0%	N/A	N/A
FirstBank	$532,395	11.9%	$268,434	6.0%	$357,913	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	$194,391	4.0%	N/A	N/A
FirstBank	$532,395	10.9%	$195,374	4.0%	$244,218	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$524,013	11.7%	$201,543	4.5%	N/A	N/A
FirstBank	$532,395	11.9%	$201,326	4.5%	$290,804	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
We also have outstanding junior subordinated debentures with a carrying value of $30.0 million at December 31, 2019 and 2018, which are included in our Tier 1 capital.
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
In July 2013, the Federal Reserve and the FDIC approved the implementation of the U.S. Basel III Capital Rules affecting certain changes required by the Dodd-Frank Act, that called for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The U.S. Basel III Capital Rules implemented a new minimum CET1 Capital requirement, a higher minimum Tier 1 capital requirement and other items that impact the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, U.S. Basel III Capital Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
When fully implemented on January 1, 2019, the CET1 Capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. With U.S. Basel III Capital Rules fully effective in 2019, banks are required to have CET1 Capital of 4.5% of average assets, Tier 1 capital of 6% of risk-weighted assets, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.
The U.S. Basel III Capital Rules do not require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies whose asset size is under $15 billion.
Further, the U.S. Basel III Capital Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The U.S. Basel III Capital Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.
The calculation of risk-weighted assets in the denominator of the U.S. Basel III capital ratios is adjusted to reflect the higher risk of certain types of loans.

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
Calculations under the new rules related to deductions from capital have been fully phased-in. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under the U.S. Basel III Capital Rules, the Bank and the Company deduct a much larger portion of the value of MSRs from Tier 1 capital.

•	MSRs net of deferred tax in excess of 10% of Tier 1 capital before threshold based deductions must be deducted from common equity at 80%.

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
As of December 31, 2019 and 2018, the Bank and Company met all capital adequacy requirements to which it is subject. Also, as of September 30, 2018, the date of the most recent FDIC examination, the Bank was well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the Bank’s category. As part of our ongoing balance sheet and capital management during the year ended December 31, 2019, the Company sold $29.2 million of mortgage servicing rights on $2.03 billion of serviced mortgages. There was not a material gain or loss recognized in this transaction; however, the sale provided approximately $9.2 million in regulatory capital relief to support continued growth in the Banking segment of our business.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. See "Part II - Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.
In September 2019, the federal banking agencies adopted a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by the Regulatory Relief Act. A qualifying community banking organization that elects the CBLR framework and maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements. Currently, we do not plan to opt into the CBLR framework.
On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations. The final rule simplifies, for these banking organizations, the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital. The final rule also simplifies the calculation of the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties that is permitted to be included in regulatory capital. In addition, the final rule makes certain technical amendments to the Regulatory Capital Rules that are applicable to standardized approach banking organizations as well as advanced approaches banking organizations. The technical amendments were effective on October 1, 2019, and the simplification changes are effective on April 1, 2020. Early adoption is permitted for non-advanced approaches institutions as of January 1, 2020. The Company does not expect the new guidance to have a material impact on capital amounts or ratios.

Capital Expenditures
As of December 31, 2019, we had capital commitments amounting to $1.8 million to be paid over the next twelve months. Additionally, we plan on investing an additional $1.5 million in branch improvements across our markets over the next twelve months.
Shareholders’ equity
Our total shareholders’ equity was $762.3 million at December 31, 2019 and $671.9 million, at December 31, 2018. Book value per share was $24.56 at December 31, 2019 and $21.87 at December 31, 2018. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by declared dividends and activity related to equity-based compensation.
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

	December 31, 2019	December 31, 2018
Commitments to extend credit, excluding interest rate lock commitments	$1,086,173	$1,032,390
Standby letters of credit	19,569	19,024

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.
For more information about our off-balance sheet arrangements, see "Part II. Item 8. Financial Information - Notes to Consolidated Financial Statements - Note 16 - Commitments and contingencies" in this this Report.

Contractual obligations
The following tables present, as of December 31, 2019, our significant fixed and determinable contractual obligations to third parties by payment date. These contractual obligations are discussed in more detail within in the Notes to Consolidated Financial Statements contained in this Annual Report.

	As of December 31, 2019 payments due in:
(dollars in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Leases	$4,417	$7,428	$5,604	$18,076	$35,525
Time Deposits(1)	814,908	290,964	85,893	88	1,191,853
Securities sold under agreements to repurchase(1)	23,745	—	—	—	23,745
FHLB Advances(1)	100,000	—	—	150,000	250,000
Junior Subordinated Debt(1)	—	—	—	30,930	30,930
Total	$943,070	$298,392	$91,497	$199,094	$1,532,053
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	December 31,	December 31,	December 31,	December 31,
(in basis points)	2019	2018	2019	2018
+400	8.4%	9.7%	9.7%	12.3%
+300	6.4%	7.4%	7.6%	9.4%
+200	4.4%	5.1%	5.4%	6.6%
+100	2.2%	2.5%	2.9%	3.3%
-100	(4.9)%	(5.9)%	(6.6)%	(7.7)%
-200	(8.5)%	(14.2)%	(11.6)%	(18.1)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	December 31,	December 31,
(in basis points)	2019	2018
+400	(3.8)%	(3.0)%
+300	(2.4)%	(1.9)%
+200	(1.0)%	(0.6)%
+100	(0.1)%	(0.1)%
-100	(4.7)%	(2.6)%
-200	(14.5)%	(11.8)%

(1)
The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of December 31, 2019 and December 31, 2018 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. Beta assumptions on loans and deposits were consistent for both time periods.

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
For more information about our derivative financial instruments, see Note 17, “Derivative Instruments,” in the notes to our consolidated financial statements.
Quarterly Results of Operations
Summarized unaudited quarterly operating results for the Company for the year ending December 31, 2019 and 2018 are as follows:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$65,933	$71,719	$73,242	$71,643
Interest expense	12,917	14,696	14,937	13,951
Net interest income	53,016	57,023	58,305	57,692
Provision for loan losses	1,391	881	1,831	2,950
Net interest income after provision for loan losses	51,625	56,142	56,474	54,742
Noninterest income	29,039	32,979	38,145	35,234
Noninterest expense	55,101	64,119	62,935	62,686
Income tax expense	5,975	6,314	7,718	5,718
Net income	$19,588	$18,688	$23,966	$21,572
Weighted average common shares outstanding:
Basic	30,786,684	30,859,596	30,899,583	30,934,092
Fully diluted	31,349,198	31,378,018	31,425,573	31,470,565
Earnings per share
Basic	$0.63	$0.60	$0.77	$0.69
Fully diluted	$0.62	$0.59	$0.76	$0.68

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$54,848	$59,043	$62,612	$63,068
Interest expense	6,419	7,526	9,857	11,701
Net interest income	48,429	51,517	52,755	51,367
Provision for loan losses	317	1,063	1,818	2,200
Net interest income after provision for loan losses	48,112	50,454	50,937	49,167
Noninterest income	33,275	35,763	34,355	27,249
Noninterest expense	56,151	56,358	57,213	53,736
Income tax expense	5,482	7,794	6,702	5,640
Net income	$19,754	$22,065	$21,377	$17,040
Weighted average common shares outstanding:
Basic	30,613,284	30,678,732	30,692,668	30,717,008
Fully diluted	31,421,830	31,294,044	31,339,628	31,344,949
Earnings per share
Basic	$0.65	$0.72	$0.69	$0.55
Fully diluted	$0.63	$0.70	$0.68	$0.54

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on this assessment management has determined that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on the specified criteria.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
FB Financial Corporation
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FB Financial Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FB Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of FB Financial Corporation and its subsidiaries (the Company) for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Jacksonville, Florida
March 16, 2018

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$48,806	$38,381
Federal funds sold	131,119	31,364
Interest-bearing deposits in financial institutions	52,756	55,611
Cash and cash equivalents	232,681	125,356
Investments:
Available-for-sale debt securities, at fair value	688,381	655,698
Equity securities, at fair value	3,295	3,107
Federal Home Loan Bank stock, at cost	15,976	13,432
Loans held for sale, at fair value	262,518	278,815
Loans	4,409,642	3,667,511
Less: allowance for loan losses	31,139	28,932
Net loans	4,378,503	3,638,579
Premises and equipment, net	90,131	86,882
Other real estate owned, net	18,939	12,643
Operating lease right-of-use assets	32,539	—
Interest receivable	17,083	14,503
Mortgage servicing rights, at fair value	75,521	88,829
Goodwill	169,051	137,190
Core deposit and other intangibles, net	17,589	11,628
Other assets	122,714	70,102
Total assets	$6,124,921	$5,136,764
LIABILITIES
Deposits
Noninterest-bearing	$1,208,175	$949,135
Interest-bearing checking	1,014,875	863,706
Money market and savings	1,520,035	1,239,131
Customer time deposits	1,171,502	1,016,638
Brokered and internet time deposits	20,351	103,107
Total deposits	4,934,938	4,171,717
Borrowings	304,675	227,776
Operating lease liabilities	35,525	—
Accrued expenses and other liabilities	87,454	65,414
Total liabilities	5,362,592	4,464,907
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 31,034,315 and 30,724,532 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	31,034	30,725
Additional paid-in capital	425,633	424,146
Retained earnings	293,524	221,213
Accumulated other comprehensive income (loss), net	12,138	(4,227)
Total shareholders' equity	762,329	671,857
Total liabilities and shareholders' equity	$6,124,921	$5,136,764
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$260,458	$221,001	$153,969
Interest on securities
Taxable	13,223	12,397	10,084
Tax-exempt	4,805	4,047	4,006
Other	4,051	2,126	1,554
Total interest income	282,537	239,571	169,613

Interest expense:
Deposits	51,568	29,536	13,031
Borrowings	4,933	5,967	3,311
Total interest expense	56,501	35,503	16,342
Net interest income	226,036	204,068	153,271
Provision for loan losses	7,053	5,398	(950)
Net interest income after provision for loan losses	218,983	198,670	154,221

Noninterest income:
Mortgage banking income	100,916	100,661	116,933
Service charges on deposit accounts	9,479	8,502	7,426
ATM and interchange fees	12,161	10,013	8,784
Investment services and trust income	5,244	5,181	3,949
Gain (loss) from securities, net	57	(116)	285
Gain (loss) on sales or write-downs of other real estate owned	545	(99)	774
(Loss) gain from other assets	(104)	328	(664)
Other income	7,099	6,172	4,094
Total noninterest income	135,397	130,642	141,581

Noninterest expenses:
Salaries, commissions and employee benefits	152,084	136,892	130,005
Occupancy and equipment expense	15,641	13,976	13,010
Legal and professional fees	7,486	7,903	5,737
Data processing	10,589	9,100	6,488
Merger costs	5,385	1,594	19,034
Amortization of core deposit and other intangibles	4,339	3,185	1,995
Advertising	9,138	13,139	12,957
Other expense	40,179	37,669	33,091
Total noninterest expense	244,841	223,458	222,317

Income before income taxes	109,539	105,854	73,485
Income tax expense	25,725	25,618	21,087
Net income	$83,814	$80,236	$52,398
Earnings per common share
Basic	$2.70	$2.60	$1.90
Fully diluted	2.65	2.55	1.86
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)

	Year Months Ended December 31,
	2019	2018	2017
Net income	$83,814	$80,236	$52,398
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) in available-for-sale securities, net of taxes of $6,227, $2,025, and $493	17,693	(5,439)	1,162
Reclassification adjustment for loss (gain) on sale of securities included in net income, net of taxes of $24, $9,and $112	67	44	(173)
Net change in unrealized (loss) gain in hedging activities, net of taxes of $322, $366 and $442	(914)	1,039	685
Reclassification adjustment for gain on hedging activities, net of taxes of $170, $45, and $0	(481)	(128)	—
Total other comprehensive income (loss), net of tax	16,365	(4,484)	1,674
Comprehensive income	$100,179	$75,752	$54,072
 See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at January 1, 2017	$24,108	$213,480	$93,784	$(874)	$330,498
Initial fair value election on mortgage servicing rights, net of taxes of $396	—	—	615	—	615
Net income	—	—	52,398	—	52,398
Other comprehensive income, net of taxes	—	—	—	1,674	1,674
Reclassification of the income tax effects of the Tax Cuts and Jobs Act to Retained earnings (Note 14)	—	—	652	(652)	—
Common stock issued, net of offering costs	4,807	147,914	—	—	152,721
Common stock issued in conjunction with acquisition of the Clayton Banks	1,521	50,763	—	—	52,284
Stock based compensation expense	18	6,742	—	—	6,760
Restricted stock units vested and distributed, net of shares withheld	63	(919)	—	—	(856)
Shares issued under employee stock purchase program	19	616	—	—	635
Balance at December 31, 2017	$30,536	$418,596	$147,449	$148	$596,729
Initial adoption of ASU 2016-01 (See Note 1)	—	—	(109)	109	—
Net income	—	—	80,236	—	80,236
Other comprehensive loss, net of taxes	—	—	—	(4,484)	(4,484)
Stock based compensation expense	17	7,190	—	—	7,207
Restricted stock units vested and distributed, net of shares withheld	143	(2,807)	—	—	(2,664)
Shares issued under employee stock purchase program	29	1,167	—	—	1,196
Dividends declared ($0.20 per share)	—	—	(6,363)	—	(6,363)
Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857
Initial adoption of ASU 2016-02 (See Note 1)	—	—	(1,309)	—	(1,309)
Net income	—	—	83,814	—	83,814
Other comprehensive income, net of taxes	—	—	—	16,365	16,365
Stock based compensation expense	12	7,077	—	—	7,089
Restricted stock units vested and distributed, net of shares withheld	274	(6,371)	—	—	(6,097)
Shares issued under employee stock purchase program	23	781	—	—	804
Dividends declared ($0.32 per share)	—	—	(10,194)	—	(10,194)
Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329
 See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$83,814	$80,236	$52,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,176	4,334	4,316
Amortization of core deposit and other intangibles	4,339	3,185	1,995
Capitalization of mortgage servicing rights	(42,151)	(54,913)	(58,984)
Net change in fair value of mortgage servicing rights	26,299	2,763	4,023
Stock-based compensation expense	7,089	7,207	6,760
Provision for loan losses	7,053	5,398	(950)
Provision for mortgage loan repurchases	362	174	810
Accretion of yield on purchased loans	(8,556)	(7,608)	(5,419)
Accretion of discounts and amortization of premiums on securities, net	3,026	2,768	2,693
(Gain) loss from securities, net	(57)	116	(285)
Originations of loans held for sale	(4,540,652)	(5,958,066)	(6,331,458)
Repurchases of loans held for sale	(9,919)	(12,232)	—
Proceeds from sale of loans held for sale	4,662,728	6,260,532	6,408,198
Gain on sale and change in fair value of loans held for sale	(100,228)	(88,743)	(107,189)
Loss on sale of mortgage servicing rights	—	—	249
Net (gain) loss or write-downs of other real estate owned	(545)	99	(774)
Loss (gain) on other assets	104	(328)	664
Relief of goodwill	100	—	—
Provision for deferred income taxes	(1,916)	6,359	6,458
Changes in:
Other assets and interest receivable	(45,180)	(22,966)	6,478
Accrued expenses and other liabilities	13,019	(16,107)	47,627
Net cash provided by operating activities	63,905	212,208	37,610
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	24,498	2,742	94,743
Maturities, prepayments and calls	113,018	73,066	83,344
Purchases	(151,425)	(203,844)	(81,353)
Net increase in loans	(364,975)	(491,774)	(241,379)
Purchases of FHLB stock	(2,544)	(2,020)	—
Proceeds from sale of mortgage servicing rights	29,160	39,428	11,686
Purchases of premises and equipment	(6,812)	(10,144)	(4,545)
Proceeds from the sale of premises and equipment	1,275	357	39
Proceeds from the sale of other real estate owned	3,860	4,819	5,438
Proceeds from the sale of other assets	—	869	—
Net cash received (paid) in business combination (See Note 2)	171,032	—	(135,141)
Net cash used in investing activities	(182,913)	(586,501)	(267,168)
Cash flows from financing activities:
Net increase in demand deposits	249,348	75,906	14,682
Net (decrease) increase in time deposits	(75,004)	431,416	(1,367)
Net increase in securities sold under agreements to repurchase and federal funds purchased	(908)	788	(7,268)
Net increase (decrease) in FHLB advances	68,235	(120,607)	53,579
Share based compensation witholding payment	(6,097)	(2,664)	—
Net proceeds from sale of common stock	804	1,196	153,356
Dividends paid	(10,045)	(6,137)	—
Net cash provided by financing activities	226,333	379,898	212,982
Net change in cash and cash equivalents	107,325	5,605	(16,576)
Cash and cash equivalents at beginning of the period	125,356	119,751	136,327
Cash and cash equivalents at end of the period	$232,681	$125,356	$119,751
Supplemental cash flow information:
Interest paid	$55,051	$31,992	$15,470
Taxes paid	25,920	24,387	22,292
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$5,487	$2,138	$3,605
Transfers from premises and equipment to other real estate owned at fair value	4,290	—	3,466
Loans provided for sales of other real estate owned	166	1,019	256
Transfers from loans to loans held for sale	7,891	11,888	—
Transfers from loans held for sale to loans	12,259	14,732	11,706
Rebooked GNMA loans under optional repurchase program	—	—	43,035
Derecognition of rebooked GNMA delinquent loans	—	43,035	—
Stock consideration paid in business combination	—	—	52,284
Trade date payable - securities	—	2,120	348
Dividends declared not paid on restricted stock units	149	226	—
Decrease to retained earnings for adoption of new accounting standards (See Note 1)	1,309	109	—
Right-of-use assets obtained in exchange for operating lease liabilities	37,916	—	—
Fair value election of mortgage servicing rights	—	—	1,011
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
(A) Organization and Company overview:
FB Financial Corporation (the “Company”) is a bank holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"), with 68 full-service branches throughout Tennessee, north Alabama, and north Georgia, and a national online mortgage business with office locations across the Southeast, which primarily originates mortgage loans to be sold in the secondary market. See Note 2, "Mergers and acquisitions" for information related to the impact of the Company's 2019 branch acquisition, subsequent acquisition, and subsequent definitive merger agreement.
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
(D) Cash and cash equivalents:
The Company considers all highly liquid unrestricted investments with a maturity of three months or less when purchased to be cash equivalents.
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
When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on the Company's intention to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the date it was determined to be OTTI. If the Company does not intend to sell the security and it is not more likely than not to be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. During the years ended December 31, 2019, 2018 and 2017, the Company did not record any OTTI on the available-for-sale portfolio; however, during the year ended December 31, 2017, the Company recognized impairment of $945 on one of its equity securities without a readily determinable market value as discussed in Note 4. There were no such impairment charges taken during the years ended December 31, 2019 or 2018.
(F) Federal Home Loan Bank (FHLB) stock:
The Bank accounts for its investments in FHLB stock in accordance with FASB ASC Topic 942-325 "Financial Services-Depository and Lending-Investments-Other." FHLB stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and lacks a market. FHLB stock is carried at cost and evaluated for impairment.
(G) Loans held for sale:
Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Net (losses) gains of $(2,861), $(4,539), and $9,111 resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2019, 2018 and 2017, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses are recognized in Mortgage banking income on the consolidated statements of income at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income”.
Periodically, the Bank will transfer mortgage loans originated for sale in the secondary markets into the loan portfolio based on current market conditions, the overall secondary marketability of the loan and the status of the loan. During 2019, 2018, and 2017, the Bank transferred $12,259, $14,732, and $11,706, respectively, of residential mortgage loans into its portfolio. The loans are transferred into the portfolio at fair value at the date of transfer. On occasion, the Bank is able to restructure and sell certain of these mortgage loans previously originated to sell in the secondary market that were included in the Bank's loans held for investment portfolio. At the time of transfer, loans are marked to fair value through adjustment to the allowance for loan losses and reclassified to loans held for sale. During the year ended December 31, 2018, the Company transferred

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

$11,888 of loans held for investment to loans held for sale, resulting in an adjustment to the allowance for loan losses of $349. There were no such transfers during the years ended December 31, 3019 or 2017.
Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. As of December 31, 2019 and 2018, there were $51,705 and $67,362, respectively, of delinquent GNMA loans that had previously been sold; however, the Company determined there not to be a "more-than-trivial benefit" based on an analysis of interest rates and assessment of potential reputational risk associated with these loans. As such, the Company did not rebook any GNMA loans as of December 31, 2019 or 2018.
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
As discussed more fully under the subheading "Newly issued not yet effective accounting standards, the Company adopted Accounting Standards Update 2016-13, "Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments" effective January 1, 2020, which replaces the incurred loss model described above with a model that estimates current expected losses of the loan portfolio over its lifetime.
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
(L) Other real estate owned:
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure which may establish a new cost basis. Other real estate owned may also include excess facilities and properties held for sale as described in Note 7. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan. After initial measurement, valuations are periodically performed by management

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in gain (loss) on sales or write-downs of other real estate owned.
(M) Leases:
The Company leases certain banking, mortgage and operations locations. Effective January 1, 2019, the Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, incentive liabilities, leasehold intangibles and any impairment of the right-of-use asset. In determining whether a contract contains a lease, management conducts an analysis at lease inception to ensure an asset was specifically identified and the Company has control of use of the asset. For contracts determined to be leases entered into after January 1, 2019, the Company performs additional analysis to determine whether the lease should be classified as a finance or operating lease. The Company considers a lease to be a finance lease if future minimum lease payments amount to greater than 90% of the asset's fair value or if the lease term is equal to or greater than 75% of the asset's estimated economic useful life. As of December 31, 2019, the Company did not have any leases that were determined to be finance leases. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year). Additionally, the Company has not recorded equipment leases or leases in which the Company is the lessor on the consolidated balance sheets as these are not material to the Company.
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
(N) Mortgage servicing rights:
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
As of January 1, 2017, the Company elected to account for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, "Transfers and Servicing". The change in accounting policy resulted in a one-time adjustment to retained earnings of $615 for the after-tax increase in fair value above book value at the time of adoption. Subsequent changes in fair value, including the write downs due to pay offs and paydowns, are recorded in earnings in Mortgage banking income.
(O) Transfers of financial assets:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

(P) Goodwill and other intangibles:
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage as applicable. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If an entity does a qualitative assessment and determines that it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to the two-step goodwill impairment test. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized in noninterest expense to reduce the carrying amount to the estimated implied fair value which could be material to our operating results for any particular reporting period. No impairment was identified through the qualitative annual assessments for impairment performed as of December 31, 2019 and 2018. A quantitative assessment was performed for the year ended December 31, 2017 which also indicated no impairment.
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to both a customer trust intangible and manufactured housing loan servicing intangible. All intangible assets are initially measured at fair value and then amortized over their estimated useful lives. See Note 8 for additional information on other intangibles.
(Q) Income taxes:
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2019, 2018 or 2017.
(R) Long-lived assets:
Premises and equipment, core deposit intangible assets, and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2019 and 2018.
(S) Off-balance sheet financial instruments:
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, unless considered derivatives.
(T) Derivative financial instruments and hedging activities:
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
(U) Lender risk account:
During 2018, the Company began selling qualified mortgage loans to FHLB-Cincinnati via the Mortgage Purchase Program (“MPP”).  All mortgage loans purchased from members through the MPP are held on the FHLB’s balance sheet. FHLB does not securitize MPP loans for sale to other investors.  They mitigate their credit risk exposure through their underwriting and pool composition requirements and through the establishment of the Lender Risk Account (“LRA”) credit enhancement. The LRA protects the FHLB against possible credit losses by setting aside a portion of the initial purchase price into a performance based escrow account that can be used to offset possible loan losses.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the aggregated pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the aggregated pool to the FHLB-Cincinnati.  As of December 31, 2019 and 2018, the Company had on deposit with the FHLB-Cincinnati $11,225 and $5,225, respectively, in these LRA’s. Additionally, as of December 31, 2019 and 2018, the Company estimated the guaranty account to be $5,546 and $2,646, respectively. The Company bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by the Company or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.
(V) Comprehensive income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives designated as cash flow hedges, net of taxes.
(W) Loss contingencies:
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.
(X) Securities sold under agreements to repurchase:
The Company routinely sells securities to certain customers and then repurchases the securities the next business day. Securities sold under agreements to repurchase are recorded on the consolidated balance sheets at the amount of cash received in connection with each transaction in the line item "Borrowings". These are secured liabilities and are not covered by the Federal Deposit Insurance Corporation ("FDIC"). See Note 13, "Borrowings" in the Notes to the consolidated financial statements for additional details regarding securities sold under agreements to repurchase.
(Y) Advertising expense:
Advertising costs, including costs related to internet mortgage marketing, lead generation, and related costs, are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising costs were $9,138, $13,139 and $12,957, respectively.
(Z) Earnings per common share:
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Basic earnings per common share calculation:
Net income	$83,814	$80,236	$52,398
Dividends paid on and undistributed earnings allocated to participating securities	(447)	(428)	—
Earnings attributable to common shareholders	$83,367	$79,808	$52,398
Weighted-average basic shares outstanding	30,870,474	30,675,755	27,627,228
Basic earnings per common share	$2.70	$2.60	$1.90
Diluted earnings per common share:
Earnings attributable to common shareholders	83,367	79,808	52,398
Weighted-average basic shares outstanding	30,870,474	30,675,755	27,627,228
Weighted-average diluted shares contingently issuable	532,423	639,226	580,374
Weighted-average diluted shares outstanding	31,402,897	31,314,981	28,207,602
Diluted earnings per common share	$2.65	$2.55	$1.86
 (AA) Segment reporting:
The Company’s Mortgage division represents a distinct reportable segment which differs from the Company’s primary business of Banking. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 20.
(BB) Stock-based compensation:
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
Recently adopted accounting standards:
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
The Company elected the optional transition method permitted by ASU 2018-11. Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted. Additionally, the Company elected to adopt the practical expedients allowed under the updates and therefore did not reassess 1) whether any expired or existing contract contain leases, 2) the lease classification for any expired or existing leases, or 3) initial direct costs for any existing leases.
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
In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.”  These amendments modify FASB Codification to reflect previously issued SEC rules for disclosure updates and simplification and investment company reporting modernization. The SEC adopted these rules to improve its regulations on financial reporting and disclosure. Other miscellaneous updates were made to agree to the electronic Code of Federal Regulations.  The amendments in this update became effective upon issuance on July 26, 2019.  This update did not significantly impact the consolidated financial statements.
Newly issued not yet effective accounting standards:
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 and its subsequent amendments require the measurement of all current expected credit losses ("CECL") for financial assets (including off-balance sheet credit exposures) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The update requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage).
The new model requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including certain loans obtained as a result of any acquisition. The Update eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense.
ASU 2016-13 became effective for the Company on January 1, 2020 and management is in the process of finalizing qualitative factors and conducting a thorough review of the calculation and documentation supporting the allowance for credit losses ("ACL") and updating its policy documents and internal controls accordingly. The Company will continue to analyze and modify the calculation throughout the first quarter of 2020, however the Company is currently expecting the impact of adoption of ASU 2016-13 to result in an increase in reserve from the allowance for loan losses reported at December 31, 2019. The Company will record a cumulative effect adjustment for the increase, net of taxes, to retained earnings as of January 1, 2020, which will be included in the Company's quarterly report on From 10-Q for the period ended March 31, 2020.
In December 2018, the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP; including banking organizations' implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company has adopted this transitional guidance to reduce the impact of the initial adoption on regulatory capital.
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

one impairment test is necessary. ASU 2017-04 became effective for interim and annual periods beginning after December 15, 2019. The adoption of this standard did not have any impact on the Company's consolidated financial statements or disclosures.
In June 2018, FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, nonemployee share-based payment awards will be measured at grant-date fair value of the equity instruments obligated to be issued when the good has been delivered or the service rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This ASU is effective for all entities for fiscal years beginnings after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this standard did not have an impact on the Company's consolidated financial statements or disclosures.
In August 2018, the FASB issued "Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements." This update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new disclosure guidance is effective for fiscal years beginning after December 15, 2019. The adoption of of this update did not have a significant impact to the Company's consolidated financial statements or disclosures.
In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements", which align the guidance for fair value of the underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value in Topic 820, Fair Value Measurement should be applied. ASU No. 2019-01 also requires lessors within the scope of Topic 942, "Financial Services—Depository and Lending", to present all “principal payments received under leases” within investing activities. The amendments in this update became effective for fiscal years beginning after December 15, 2019. This adoption did not have a significant impact to the Company's consolidated financial statements or disclosures.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The company does not expect adoption of this update to have a significant impact on the Company's consolidated financial statements or disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (2)—Mergers and acquisitions:
Franklin Financial Network, Inc.
On January 21, 2020, the Company entered into a definitive merger agreement with Franklin Financial Network, Inc ("Franklin"). pursuant to which Franklin will be merged with and and into the Company. Franklin has 15 branches and approximately $3.90 billion in total assets, $2.80 billion in loans, and $3.20 billion in deposits as of December 31, 2019. According to the terms of the merger agreement, Franklin shareholders will receive 0.9650 shares of FB Financial Corporation's common stock and $2.00 in cash for each share of Franklin stock. Based on the Company's closing price on the New York Stock Exchange of $38.23 per share as of January 21, 2020, the implied transaction value is approximately $602,000. The merger is expected to close in the third quarter of 2020 and is subject to regulatory approvals, approval by the Company's and Franklin's shareholders and other customary closing conditions.
FNB Financial Corp. merger
On February 14, 2020, the Company completed its previously announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. Prior to closing, Farmers National operated five branches and reported total assets of $255,172, loans of $178,603 and deposits of $205,957 as of December 31, 2019. FNB Financial Corp. shareholders received 954,797 shares of FBK common stock as consideration in connection with the merger, in addition to approximately $15,000 in cash consideration. Based on the closing price of the Company's common stock on the New York Stock Exchange of $36.70 on February 14, 2020, the merger consideration represented approximately $50,042 in aggregate consideration. The Company is currently in the process of determining the approximate fair value of the net assets acquired and will include preliminary purchase accounting estimates in Form 10-Q for the quarterly period ended March 31, 2020.
Atlantic Capital Bank, N.A. branch acquisition
On April 5, 2019, the Bank completed its previously-announced branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc. (collectively, “Atlantic Capital”) in a transaction valued at $36,790, further increasing market share in existing markets and expanding the Company's footprint into new locations. Upon consummation, the Branches were merged with and into FirstBank, consolidating three of the purchased branches across the existing bank footprint. Under the terms of the agreement, the Bank assumed $588,877 in deposits for a premium of 6.25% and acquired $374,399 in loans at 99.32% of principal outstanding.
The acquisition of the Branches was accounted for in accordance with FASB ASC Topic 805 "Business Combinations." Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. For income tax purposes, the transaction was treated as an asset purchase. As such, the values of assets and liabilities are the same for both financial reporting and income tax purposes; therefore, no deferred taxes were recorded at the date of acquisition. Additionally, this treatment allows for the deductibility of recorded intangibles for income tax purposes over 15 years. Goodwill of $31,961 recorded in connection with the transaction resulted from the ongoing business contribution of the Branches. Also, goodwill represents anticipated synergies arising from the combination of certain operational areas of the Branches and the Company. Goodwill is included in the Banking segment as all of the operations resulting from the Branches are in alignment with the Company's core banking business.
The Company incurred $4,778 in merger expenses during the year ended December 31, 2019 in connection with this transaction. These expenses are primarily comprised of professional services and employee-related costs in addition to branch closings and conversion and integration costs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2019, the Company finalized its valuation of all assets acquired and liabilities assumed, resulting in insignificant changes to preliminary purchase accounting adjustments. The following tables present the final fair values of assets acquired and liabilities assumed as of the April 5, 2019 acquisition date and an allocation of the consideration to net assets acquired:

As of April 5, 2019
As Recorded by FB Financial Corporation(1)
Assets
Cash and cash equivalents(1)	$207,822
Loans, net of fair value adjustments	374,399
Premises and equipment	9,650
Operating lease right-of-use assets	4,133
Core deposit intangible	10,760
Accrued interest and other assets	1,272
Total assets	$608,036
Liabilities
Deposits
Noninterest-bearing	$118,405
Interest-bearing checking	112,225
Money markey and savings	211,135
Customer time deposits	147,112
Total deposits	588,877
Customer repurchase agreements	9,572
Operating lease liabilities	4,133
Accrued expenses and other liabilities	625
Total liabilities	603,207
Total net assets acquired	$4,829
(1) Cash and cash equivalents were reduced in settlement by the deposit premium paid of $36,790 to reflect net cash received of $171,032.

Consideration:
Deposit premium	$36,790
Preliminary allocation of consideration:
Fair value of net assets acquired	$4,829
Goodwill	31,961
Total consideration	$36,790

The following table presents the fair value of acquired purchased credit impaired loans accounted for in accordance with ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" from the Atlantic Capital branch acquisition as of the acquisition date:

April 5, 2019
Contractually-required principal and interest	$11,949
Nonaccretable difference	2,200
Best estimate of contractual cash flows expected to be collected	9,749
Accretable yield	1,167
Fair value	$8,582

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the year ended December 31, 2019 and 2018 as though the merger had been completed as of January 1, 2018. The unaudited estimated pro forma information combines the historical results of the Branches with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2018 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Year ended December 31,
	2019	2018
Net interest income	$229,607	$220,269
Total revenues	$365,794	$354,258
Net income	$79,923	$78,762
The Company's operating results for the year ended December 31, 2019 include the operating results of the acquired assets and assumed liabilities of the Branches subsequent to the acquisition date. Due to the timing of the data conversion and the integration of operations of the Branches onto the Company's existing operations, historical reporting of the acquired Branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses attributable to the acquired Branches since the acquisition date are not available.
Clayton Bank and Trust and American City Bank
On July 31, 2017, the Bank completed its mergers with Clayton Bank and Trust ("CBT") and American City Bank ("ACB" and together with CBT, the "Clayton Banks"), pursuant to the Stock Purchase Agreement with Clayton HC, Inc, a Tennessee corporation ("Seller"), and James L. Clayton, the majority shareholder of Seller, dated February 8, 2017, as amended on May 26, 2017, with a purchase price of approximately $236,484. The Company issued 1,521,200 shares of common stock and paid cash of $184,200 to purchase all outstanding shares of Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking entity. Prior to the merger, Clayton Banks operated 18 banking locations across Tennessee. The merger with the Clayton Banks has allowed the Company to further its strategic initiatives by expanding its geographic footprint in Knoxville and other Tennessee markets and accelerates the growth of the Company’s Banking segment.

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

As of July 31, 2017
As Recorded by FB Financial Corporation(1)
Assets
Cash and cash equivalents	$49,059
Investment securities	59,493
FHLB stock	3,409
Loans, net of fair value adjustments	1,059,728
Premises and equipment	18,866
Other real estate owned	6,888
Core deposit and other intangibles	12,334
Other assets	5,978
Total assets	$1,215,755
Liabilities
Interest-bearing deposits	$670,054
Noninterest-bearing deposits	309,464
Borrowings	84,831
Accrued expenses and other liabilities	5,245
Total liabilities	$1,069,594
Net assets acquired (excluding goodwill recognized)	$146,161

Purchase price:
Equity consideration
Common stock issued	1,521,200
Price per share as of July 31, 2017	$34.37
Total equity consideration		$52,284
Cash consideration		184,200	(2)
Total consideration paid		$236,484
Preliminary allocation of consideration paid:
Fair value of net assets acquired including identifiable intangible assets		$146,161
Goodwill		90,323
Total consideration paid		$236,484
(1) Amounts include certain reclassifications of opening balances to conform to the Company's presentation.
(2) Amounts was deposited into an interest-bearing deposit account with the Bank in the name of the Seller as of July 31, 2017.

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the year ended December 31, 2017 as though the merger had been completed as of January 1, 2016. The unaudited estimated pro forma information combines the historical results of the Clayton Banks with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments including loan discount accretion, amortization of core deposit and other intangibles, and amortization of the discount on time deposits for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016 and does not reflect any assumptions regarding cost-savings, revenue enhancements, provision for credit losses or asset dispositions. Actual revenues and earnings of the Clayton Banks since the merger date have not been disclosed as it

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

is not practicable as the Clayton Banks were merged into the Company and separate financial information is not readily available.

For the year ended,
2017
Net interest income	$192,633
Total revenues	$336,404
Net income	$75,659

Note (3)—Cash and cash equivalents concentrations:
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required balance at December 31, 2019 was $20,881. The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such correspondent accounts and believes it is not exposed to any significant credit risk from cash and cash equivalents.
The Bank had cash in the form of Federal funds sold included in cash and cash equivalents of $131,119 and $31,364 as of December 31, 2019 and 2018, respectively.
Note (4)—Investment securities:
The amortized cost of securities and their fair values at December 31, 2019 and December 31, 2018 are shown below:

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
Mortgage-backed securities - residential	$487,101	$5,236	$(1,661)	$490,676
Municipals, tax exempt	181,178	8,287	(230)	189,235
Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
Total	$676,705	$13,567	$(1,891)	$688,381

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$1,000	$—	$(11)	$989
Mortgage-backed securities - residential	520,654	1,191	(13,265)	508,580
Municipals, tax exempt	138,994	1,565	(1,672)	138,887
Treasury securities	7,385	—	(143)	7,242
Total	$668,033	$2,756	$(15,091)	$655,698
As of December 31, 2019 and December 31, 2018, the Company had $3,295 and $3,107 in marketable equity securities recorded at fair value, respectively.
Securities pledged at December 31, 2019 and December 31, 2018 had carrying amounts of $373,674 and $326,215, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At December 31, 2019 and December 31, 2018, there were $0 and $2,120, respectively, in trade date payables that related to purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2019 and December 31, 2018 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	2019		2018
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$1,148	$1,152	$15,883	$16,028
Due in one to five years	11,553	11,676	13,806	13,740
Due in five to ten years	18,287	18,887	18,539	18,387
Due in over ten years	158,616	165,990	99,151	98,963
	189,604	197,705	147,379	147,118
Mortgage-backed securities - residential	487,101	490,676	520,654	508,580
Total debt securities	$676,705	$688,381	$668,033	$655,698
Sales and other dispositions of available-for-sale securities were as follows:

	Year Months Ended December 31,
	2019	2018	2017
Proceeds from sales	$24,498	$2,742	$94,743
Proceeds from maturities, prepayments and calls	113,018	73,066	83,344
Gross realized gains	7	9	1,278
Gross realized losses	98	44	48
Additionally, net gains on the change in fair value of equity securities of $148 were recognized during the year ended December 31, 2019. Net losses on the change in fair value of equity securities of $81 were recognized in the year ended December 31, 2018.
The following tables show gross unrealized losses at December 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$47,641	$(164)	$175,730	$(1,497)	$223,371	$(1,661)
Municipals, tax exempt	15,433	(230)	—	—	15,433	(230)
Total	$63,074	$(394)	$175,730	$(1,497)	$238,804	$(1,891)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$—	$—	$989	$(11)	$989	$(11)
Mortgage-backed securities - residential	60,347	(478)	335,769	(12,787)	396,116	(13,265)
Municipals, tax exempt	27,511	(366)	25,343	(1,306)	52,854	(1,672)
Treasury securities	—	—	7,242	(143)	7,242	(143)
Total	$87,858	$(844)	$369,343	$(14,247)	$457,201	$(15,091)
As of December 31, 2019 and December 31, 2018, the Company’s securities portfolio consisted of 365 and 360 securities, 58 and 174 of which were in an unrealized loss position, respectively.
The Company evaluates available-for-sale debt securities with unrealized losses for other-than-temporary impairment ("OTTI") on a quarterly basis and recorded no OTTI for the year ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company recognized impairment of $945 on one of the equity securities without readily determinable

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

market value. On January 1, 2018, this investment was reclassified to other assets.The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. For debt securities, the unrealized losses associated with these investment securities are primarily driven by interest rates and are not due to the credit quality of the securities. The Company currently does not intend to sell those investments with unrealized losses, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Note (5)—Loans and allowance for loan losses:
Loans outstanding at December 31, 2019 and 2018, by major lending classification are as follows:

	December 31,
	2019	2018
Commercial and industrial	$1,034,036	$867,083
Construction	551,101	556,051
Residential real estate:
1-to-4 family mortgage	710,454	555,815
Residential line of credit	221,530	190,480
Multi-family mortgage	69,429	75,457
Commercial real estate:
Owner occupied	630,270	493,524
Non-owner occupied	920,744	700,248
Consumer and other	272,078	228,853
Gross loans	4,409,642	3,667,511
Less: Allowance for loan losses	(31,139)	(28,932)
Net loans	$4,378,503	$3,638,579
As of December 31, 2019 and 2018, $412,966 and $618,976, respectively, of qualifying residential mortgage loans (including loans held for sale) and $545,540 and $608,735, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. As of December 31, 2019 and 2018, $1,407,662 and $1,336,092, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
As of December 31, 2019 and 2018, the carrying value of PCI loans accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality", were $57,152 and $68,999, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of period	$(16,587)	$(17,682)	$(2,444)
Additions through business combinations	(1,167)	—	(18,868)
Principal reductions and other reclassifications from nonaccretable difference	61	(4,047)	(1,841)
Recoveries	—	—	(23)
Accretion	7,003	9,010	5,299
Changes in expected cash flows	(360)	(3,868)	195
Balance at end of period	$(11,050)	$(16,587)	$(17,682)
Included in the ending balance of the accretable yield on PCI loans at December 31, 2019 and 2018, is a purchase accounting liquidity discount of $292 and $2,436, respectively. There is also a purchase accounting nonaccretable credit discount of $3,537 and $4,355 related to the PCI loan portfolio at December 31, 2019 and 2018, respectively, and an accretable credit and liquidity discount on non-PCI loans of $8,964 and $3,924 as of December 31, 2019 and $7,527 and $2,197, respectively, as of December 31, 2018.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $7,003, $9,010, and $5,299 was recognized on PCI loans during the years ended December 31, 2019, 2018, and 2017, respectively. This includes both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $8,556, $7,608, and $5,419 for the years ended December 31, 2019, 2018, and 2017, respectively.
The following provides the changes in the allowance for loan losses by portfolio segment for the years December 31, 2019, 2018, and 2017:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	2,251	454	(175)	112	(22)	869	484	3,080	7,053
Recoveries of loans previously charged-off	136	11	79	138	—	108	—	634	1,106
Loans charged off	(2,930)	—	(220)	(309)	—	—	(12)	(2,481)	(5,952)
Ending balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	1,395	1,459	547	(275)	132	(478)	1,281	1,337	5,398
Recoveries of loans previously charged-off	390	1,164	171	178	—	143	51	550	2,647
Loans charged off	(898)	(29)	(138)	(36)	—	(91)	—	(1,613)	(2,805)
Adjustments for transfers to loans HFS	—	—	(349)	—	—	—	—	—	(349)
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2017
Beginning balance - December 31, 2016	$5,309	$4,940	$3,197	$1,613	$504	$3,302	$2,019	$863	$21,747
Provision for loan losses	(2,158)	1,138	41	(788)	(70)	483	(848)	1,252	(950)
Recoveries of loans previously charged-off	1,894	1,084	159	395	—	61	1,646	532	5,771
Loans charged off	(584)	(27)	(200)	(276)	—	(288)	—	(1,152)	(2,527)
Ending balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provides the allocation of the allowance for loan losses by loan category broken out between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of December 31, 2019, 2018, and 2017:

	December 31, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$241	$—	$8	$9	$—	$238	$399	$—	$895
Collectively evaluated for impairment	4,457	10,192	2,940	743	544	3,853	3,909	1,933	28,571
Acquired with deteriorated credit quality	107	2	164	—	—	18	313	1,069	1,673
Ending balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$3	$—	$7	$—	$—	$53	$205	$—	$268
Collectively evaluated for impairment	5,247	9,677	3,205	811	566	3,066	3,628	1,583	27,783
Acquired with deteriorated credit quality	98	52	216	—	—	13	316	186	881
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

	December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$20	$—	$18	$—	$—	$120	$33	$—	$191
Collectively evaluated for impairment	4,441	7,135	3,179	944	434	3,438	2,784	1,495	23,850
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance- December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provides the amount of loans by loan category broken between loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of December 31, 2019, 2018, and 2017:

	December 31, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$9,026	$2,061	$1,347	$579	$—	$2,993	$7,755	$49	$23,810
Collectively evaluated for impairment	1,023,326	546,156	689,769	220,878	69,429	621,386	902,792	254,944	4,328,680
Acquired with deteriorated credit quality	1,684	2,884	19,338	73	—	5,891	10,197	17,085	57,152
Ending balance - December 31, 2019	$1,034,036	$551,101	$710,454	$221,530	$69,429	$630,270	$920,744	$272,078	$4,409,642

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,847	$1,221	$987	$245	$—	$2,608	$6,735	$73	$13,716
Collectively evaluated for impairment	863,788	549,075	535,451	190,235	75,457	484,900	677,247	208,643	3,584,796
Acquired with deteriorated credit quality	1,448	5,755	19,377	—	—	6,016	16,266	20,137	68,999
Ending balance - December 31, 2018	$867,083	$556,051	$555,815	$190,480	$75,457	$493,524	$700,248	$228,853	$3,667,511

	December 31, 2017
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,579	$1,289	$1,262	$—	$978	$2,520	$1,720	$25	$9,373
Collectively evaluated for impairment	711,352	439,309	456,229	194,986	61,376	481,390	531,704	192,357	3,068,703
Acquired with deteriorated credit quality	2,144	7,728	23,498	—	20	11,962	18,164	25,319	88,835
Ending balance- December 31, 2017	$715,075	$448,326	$480,989	$194,986	$62,374	$495,872	$551,588	$217,701	$3,166,911
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
Loans not meeting the criteria above are considered to be pass rated loans.
The following tables show credit quality indicators by portfolio class at December 31, 2019 and 2018:

December 31, 2019	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$946,247	$66,910	$19,195	$1,032,352
Construction	541,201	4,790	2,226	548,217
Residential real estate:
1-to-4 family mortgage	666,177	11,380	13,559	691,116
Residential line of credit	218,086	1,343	2,028	221,457
Multi-family mortgage	69,366	63	—	69,429
Commercial real estate:
Owner occupied	576,737	30,379	17,263	624,379
Non-owner occupied	876,670	24,342	9,535	910,547
Consumer and other	248,632	3,304	3,057	254,993
Total loans, excluding purchased credit impaired loans	$4,143,116	$142,511	$66,863	$4,352,490
Purchased credit impaired loans
Commercial and industrial	$—	$1,224	$460	$1,684
Construction	—	2,681	203	2,884
Residential real estate:
1-to-4 family mortgage	—	15,091	4,247	19,338
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,535	1,356	5,891
Non-owner occupied	—	6,617	3,580	10,197
Consumer and other	—	13,521	3,564	17,085
Total purchased credit impaired loans	$—	$43,669	$13,483	$57,152
Total loans	$4,143,116	$186,180	$80,346	$4,409,642

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2018	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$804,447	$52,624	$8,564	$865,635
Construction	543,953	5,012	1,331	550,296
Residential real estate:
1-to-4 family mortgage	519,541	8,697	8,200	536,438
Residential line of credit	186,753	1,039	2,688	190,480
Multi-family mortgage	75,381	76	—	75,457
Commercial real estate:
Owner occupied	456,694	16,765	14,049	487,508
Non-owner occupied	667,447	8,881	7,654	683,982
Consumer and other	204,279	2,763	1,674	208,716
Total loans, excluding purchased credit impaired loans	$3,458,495	$95,857	$44,160	$3,598,512
Purchased credit impaired loans
Commercial and industrial	$—	$964	$484	$1,448
Construction	—	3,229	2,526	5,755
Residential real estate:
1-to-4 family mortgage	—	14,681	4,696	19,377
Residential line of credit	—	—	—	—
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,110	1,906	6,016
Non-owner occupied	—	8,266	8,000	16,266
Consumer and other	—	15,422	4,715	20,137
Total purchased credit impaired loans	$—	$46,672	$22,327	$68,999
Total loans	$3,458,495	$142,529	$66,487	$3,667,511
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. As such, PCI loans are excluded from past due disclosures presented below. The accrual and/or accretion of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at December 31, 2019 or December 31, 2018 as the present value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. PCI loans contractually past due 30-89 days amounted to $2,951 and $3,605 as of December 31, 2019 and 2018, respectively, and an additional $751 and $4,076 were contractually past due 90 days or more as of December 31, 2019 and 2018, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest and loans current on payments accruing interest by category at December 31, 2019 and 2018:

December 31, 2019	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Purchased Credit Impaired loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,918	$291	$5,587	$1,684	$1,024,556	$1,034,036
Construction	1,021	42	1,087	2,884	546,067	551,101
Residential real estate:
1-to-4 family mortgage	10,738	3,965	3,332	19,338	673,081	710,454
Residential line of credit	658	412	416	73	219,971	221,530
Multi-family mortgage	63	—	—	—	69,366	69,429
Commercial real estate:
Owner occupied	1,375	—	1,793	5,891	621,211	630,270
Non-owner occupied	327	—	7,880	10,197	902,340	920,744
Consumer and other	2,377	833	967	17,085	250,816	272,078
Total	$18,477	$5,543	$21,062	$57,152	$4,307,408	$4,409,642

December 31, 2018	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Purchased Credit Impaired loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$999	$65	$438	$1,448	$864,133	$867,083
Construction	109	—	283	5,755	549,904	556,051
Residential real estate:
1-to-4 family mortgage	4,919	737	2,704	19,377	528,078	555,815
Residential line of credit	726	957	804	—	187,993	190,480
Multi-family mortgage	—	—	—	—	75,457	75,457
Commercial real estate:
Owner occupied	407	197	2,423	6,016	484,481	493,524
Non-owner occupied	61	77	6,885	16,266	676,959	700,248
Consumer and other	1,987	1,008	148	20,137	205,573	228,853
Total	$9,208	$3,041	$13,685	$68,999	$3,572,578	$3,667,511

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Impaired loans recognized in conformity with ASC 310 at December 31, 2019 and 2018, segregated by class, were as follows:

December 31, 2019	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$6,080	$8,350	$241
Residential real estate:
1-to-4 family mortgage	264	324	8
Residential line of credit	320	320	9
Commercial real estate:
Owner occupied	756	1,140	238
Non-owner occupied	6,706	6,747	399
Total	$14,126	$16,881	$895
With no related allowance recorded
Commercial and industrial	$2,946	$3,074	$—
Construction	2,061	2,499	—
Residential real estate:
1-to-4 family mortgage	1,083	1,449	—
Residential line of credit	259	280	—
Commercial real estate:
Owner occupied	2,237	2,627	—
Non-owner occupied	1,049	1,781	—
Consumer and other	49	49	—
Total	$9,684	$11,759	$—
Total impaired loans	$23,810	$28,640	$895

December 31, 2018	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$618	$732	$3
Residential real estate:
1-to-4 family mortgage	145	145	7
Commercial real estate:
Owner occupied	560	641	53
Non-owner occupied	5,686	5,686	205
Total	$7,009	$7,204	$268
With no related allowance recorded:
Commercial and industrial	$1,229	$1,281	$—
Construction	1,221	1,262	—
Residential real estate:
1-to-4 family mortgage	842	1,151	—
Residential line of credit	245	249	—
Commercial real estate:
Owner occupied	2,048	2,780	—
Non-owner occupied	1,049	1,781	—
Consumer and other	73	73	—
Total	$6,707	$8,577	$—
Total impaired loans	$13,716	$15,781	$268

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the years ended December 31, 2019 2018, and 2017 on impaired loans, segregated by class, were as follows:

	December 31,
	2019		2018		2017
	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$3,349	$474	$335	$121	$454	$2
Construction	—	—	—	—	—	—
Residential real estate:
1-to-4 family mortgage	205	13	170	9	149	9
Residential line of credit	160	1	—	—	—	—
Multi-family mortgage	—	—	—	—	—	—
Commercial real estate:
Owner occupied	658	27	702	43	740	48
Non-owner occupied	6,196	109	2,915	2	648	5
Consumer and other	—	—	—	—	1	—
Total	$10,568	$624	$4,122	$175	$1,992	$64
With no related allowance recorded:
Commercial and industrial	$2,088	$201	$1,377	$70	$1,074	$38
Construction	1,641	167	1,255	74	1,988	46
Residential real estate:
1-to-4 family mortgage	963	68	955	74	1,718	63
Residential line of credit	252	1	123	15	156	—
Multi-family mortgage	—	—	489	26	1,003	46
Commercial real estate:
Owner occupied	2,143	133	1,862	148	1,897	122
Non-owner occupied	1,049	—	1,313	7	1,313	19
Consumer and other	61	5	49	4	26	1
Total	$8,197	$575	$7,423	$418	$9,175	$335
Total impaired loans	$18,765	$1,199	$11,545	$593	$11,167	$399
As of December 31, 2019 and 2018, the Company has a recorded investment in troubled debt restructurings of $12,206 and $6,794, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate. The Company has allocated $360 and $63 of specific reserves for those loans at December 31, 2019 and 2018, respectively. There were no commitments to lend any additional amounts to these customers for either period end. Of these loans, $5,201 and $2,703 were classified as non-accrual loans as of December 31, 2019 and 2018, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Year Ended December 31, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$3,204	$3,204	$—
Construction	2	1,085	1,085	—
Commercial real estate:
Owner occupied	2	1,494	1,495	—
Non-owner occupied	1	1,366	1,366	$106
Residential real estate:
1-to-4 family mortgage	2	175	175	—
Residential line of credit	2	333	333	9
Total	12	$7,657	$7,658	$115

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Commercial real estate:
Owner occupied	1	143	143	—
Residential real estate:
1-4 family mortgage	1	249	249	—
Consumer and other	5	61	61	—
Total	9	$1,340	$1,340	$—

Year ended December 31, 2017	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$627	$627	$—
Commercial real estate:
Owner occupied	1	377	377	—
Non-owner occupied	2	711	711	68
Residential real estate:
1-4 family mortgage	1	143	143	8
Consumer and other	1	25	25	—
Total	7	$1,883	$1,883	$76
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2019 and 2018, and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the years ended December 31, 2019 and 2018, and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.
Note (6)—Premises and equipment:
Premises and equipment and related accumulated depreciation as of December 31, 2019 and 2018, are as follows:

	2019	2018
Land	$26,283	$25,821
Premises	65,569	60,995
Furniture and fixtures	23,545	23,220
Leasehold improvements	12,989	11,819
Equipment	15,575	13,774
Construction in process	800	869
	144,761	136,498
Less: accumulated depreciation	(54,630)	(49,616)
Total Premises and Equipment	$90,131	$86,882
Depreciation expense was $5,176, $4,334 and $4,316 for the years ended December 31, 2019, 2018 and 2017, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (7)—Other real estate owned:
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	2017
Balance at beginning of period	$12,643	$16,442	$7,403
Transfers from loans	5,487	2,138	3,605
Transfers from premises and equipment	4,290	—	3,466
Acquired through merger or acquisition	—	—	6,888
Proceeds from sale of other real estate owned	(3,860)	(4,819)	(5,438)
Gain on sale of other real estate owned	1,058	271	1,080
Loans provided for sales of other real estate owned	(166)	(1,019)	(256)
Write-downs and partial liquidations	(513)	(370)	(306)
Balance at end of period	$18,939	$12,643	$16,442
Foreclosed residential real estate properties included in the table above totaled $4,295 and $2,101 as of December 31, 2019 and 2018, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $82 and $478 at December 31, 2019 and 2018, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $8,956 as of December 31, 2019, including $891 acquired in the Atlantic Capital branch acquisition, and $5,381 as of December 31, 2018, respectively.
Note (8)—Goodwill and intangible assets:
The following table summarizes changes in goodwill during the year ended December 31, 2019. There was no such activity during the year ended December 31, 2018.

Goodwill
Balance at December 31, 2018	$137,190
Addition from acquisition of Atlantic Capital branches (see Note 2)	31,961
Relief due to sale of third party origination ("TPO") mortgage delivery channel	(100)
Balance at December 31, 2019	$169,051
Goodwill relief of $100 for the year ended December 31, 2019 is related to goodwill assigned to the third party origination channel in the Mortgage segment, which was sold during the year ended December 31, 2019.
Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and is written down to its implied fair value. Subsequent increases in goodwill values are not recognized in the financial statements. No impairment was indicated in the Company's goodwill impairment analysis for the years ended December 31, 2019 or 2018.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The composition of core deposit and other intangibles as of December 31, 2019 and 2018 are as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019
Core deposit intangible	$49,675	$(33,861)	$15,814
Customer base trust intangible	1,600	(387)	1,213
Manufactured housing servicing intangible	1,088	(526)	562
Total core deposit and other intangibles	$52,363	$(34,774)	$17,589

December 31, 2018
Core deposit intangible	$38,915	$(29,901)	$9,014
Leasehold intangible(1)	587	(127)	460
Customer base trust intangible	1,600	(227)	1,373
Manufactured housing servicing intangible	1,088	(307)	781
Total core deposit and other intangibles	$42,190	$(30,562)	$11,628
(1) In conjunction with the adoption of ASU 2016-02 "Leases" (Topic 842) on January 1, 2019, the Company reclassified leasehold intangibles from core deposit and other intangibles to operating lease right-of-use assets on the Consolidated balance sheets. See Note 9. Leases for additional discussion.
During the second quarter of 2019, the Company recorded $10,760 of core deposit intangibles resulting from the Atlantic Capital branch acquisition, which is being amortized over a weighted average life of approximately 6 years.
Amortization expense for core deposit and other intangibles for the years ended December 31, 2019, 2018 and 2017 was $4,339, $3,185, and $1,995, respectively.
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

December 31, 2020	$4,262
December 31, 2021	3,663
December 31, 2022	2,972
December 31, 2023	2,247
December 31, 2024	1,737
Thereafter	2,708
$17,589

Note (9)—Leases:
On January 1, 2019, the Company adopted ASU 2016-02 "Leases" (Topic 842) and all subsequent updates that modified Topic 842. For the Company, the adoption primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Substantially all the leases for which the Company is the lessee are comprised of real estate for branches, mortgage, and operations locations. As of December 31, 2019, the Company had 36 operating leases with terms greater than one year to 36 years. Leases with initial terms of less than one year are not recorded on the balance sheet. The Company elected not to include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are not material.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Information related to the Company's operating leases is presented below:

December 31,
2019
Right-of-use assets	$32,539
Lease liabilities	35,525
Weighted average remaining lease term (in years)	14.07
Weighted average discount rate	3.44%
The components of lease expense included in Occupancy and equipment expense were as follows:

Year Ended
December 31, 2019
Operating lease cost (1)	$5,057
Short-term lease cost	365
Variable lease cost	682
Total lease cost	$6,104
(1) Includes amortization of favorable lease intangible
The Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
Prior to the adoption of ASU 2016-02, lease expense and amortization of the favorable lease intangible included in occupancy and equipment expense during the year ended December 31, 2018 amounted to $5,019 and $90, respectively.
A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

December 31,
2019
Lease payments due on or before:
December 31, 2020	$5,465
December 31, 2021	4,979
December 31, 2022	4,161
December 31, 2023	3,805
December 31, 2024	3,307
Thereafter	24,333
Total undiscounted cash flows	46,050
Discount on cash flows	(10,525)
Total lease liability	$35,525

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (10)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Carrying value at beginning of period	$88,829	$76,107	$32,070
Fair value impact of change in accounting policy (See Note 1)	—	—	1,011
Carrying value at beginning of period	88,829	76,107	33,081
Capitalization	42,151	54,913	58,984
Sales	(29,160)	(39,428)	(11,686)
Loss on sale	—	—	(249)
Change in fair value:
Due to pay-offs/pay-downs	(16,350)	(11,062)	(3,104)
Due to change in valuation inputs or assumptions	(9,949)	8,299	(919)
Carrying value at end of period	$75,521	$88,829	$76,107

The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, within the Mortgage Segment operating results for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Servicing income:
Servicing income	$17,677	$20,591	$13,168
Change in fair value of mortgage servicing rights	(26,299)	(2,763)	(4,023)
Change in fair value of derivative hedging instruments	9,310	(5,910)	599
Servicing income	688	11,918	9,744
Servicing expenses:
Loss on sale of mortgage servicing rights, related hedges and transaction costs on sale	—	—	249
Other servicing expenses	6,832	7,675	4,896
Total servicing expenses	6,832	7,675	5,145
Net servicing (loss) income(1)	$(6,144)	$4,243	$4,599
(1) - Excludes benefit of custodial service related noninterest bearing deposits held by the Bank.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2019 and 2018 are as follows:

		December 31,
	2019	2018
Unpaid principal balance	$6,734,496	$6,755,114
Weighted-average prepayment speed (CPR)	10.05%	8.58%
Estimated impact on fair value of a 10% increase	$(2,839)	$(2,072)
Estimated impact on fair value of a 20% increase	$(5,474)	$(4,006)
Discount rate	9.68%	10.45%
Estimated impact on fair value of a 100 bp increase	$(3,086)	$(2,505)
Estimated impact on fair value of a 200 bp increase	$(5,932)	$(4,807)
Weighted-average coupon interest rate	4.20%	4.21%
Weighted-average servicing fee (basis points)	29	30
Weighted-average remaining maturity (in months)	335	325
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 17, "Derivatives" for additional information on these hedging instruments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company generally continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the years ended December 31, 2019, 2018, and 2017, the Company sold $29,160, $39,428, and $11,686 of mortgage servicing rights on $2,034,374, $3,181,483, and $1,086,465 of serviced mortgage loans, respectively. There was not a significant gain or loss recognized in connection with the sales during the years ended December 31, 2019 or 2018. As of December 31, 2019 and 2018, there were no loans being serviced that related to the bulk sale of mortgage servicing rights. As of December 31, 2019 and 2018, mortgage escrow deposits totaled to $92,610 and $53,468, respectively.
Note (11)—Other assets and other liabilities:
Included in other assets are:

	As of December 31,
Other assets	2019	2018
Cash surrender value on bank owned life insurance	$11,357	$11,115
Prepaid expenses	4,575	3,283
Software	1,999	1,313
Mortgage lending receivable	10,765	3,876
Derivatives (See Note 17)	21,981	14,316
FHLB lender risk account receivable (See Note 1)	11,225	5,225
Pledged collateral on derivative instruments	33,616	13,904
Other assets	27,196	17,070
Total other assets	$122,714	$70,102

Included in other liabilities are:

	As of December 31,
Other liabilities	2019	2018
Deferred compensation	$1,718	$3,836
Accrued payroll	16,517	8,026
Mortgage servicing escrows	4,526	4,441
Mortgage buyback reserve	3,529	3,273
Accrued interest	6,465	5,015
Derivatives (See Note 17)	17,933	11,637
Deferred tax liability (See Note 14)	20,490	16,663
FHLB lender risk account guaranty	5,546	2,646
Other liabilities	10,730	9,877
Total other liabilities	$87,454	$65,414

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (12)—Deposits:
The aggregate amount of time deposits with a minimum denomination greater than $250 was $343,756 and $353,134 at December 31, 2019 and 2018, respectively.
At December 31, 2019, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2020	$814,908
December 31, 2021	254,840
December 31, 2022	36,124
December 31, 2023	64,610
December 31, 2024	21,283
Thereafter	88
Total	$1,191,853
At December 31, 2019 and 2018, the Company had $3,487 and $2,738, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Note (13)—Borrowings:
Borrowings include securities sold under agreements to repurchase, lines of credit, Federal Home Loan Bank advances, and subordinated debt.
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. The Company enters into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs and a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $23,745 and $15,081 at December 31, 2019 and 2018, respectively.
Information concerning securities sold under agreements to repurchase is summarized as follows:

	2019	2018
Balance at year end	$23,745	$15,081
Average daily balance during the year	22,798	16,128
Average interest rate during the year	0.84%	0.28%
Maximum month-end balance during the year	30,273	19,651
Weighted average interest rate at year-end	0.89%	0.74%
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $305,000 and $240,000 as of December 31, 2019 and 2018, respectively. There were no borrowings against at December 31, 2019 or 2018.
Federal Home Loan Bank Advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio production. Under these agreements, the Company pledged qualifying loans of $958,506 as collateral securing a line of credit with a total borrowing capacity of $760,607 as of December 31, 2019. As of December 31, 2018, the Company pledged qualifying loans of $1,227,711 as collateral securing a line of credit with a total borrowing capacity of $736,962. A letter of credit with the FHLB of $75,000 and $100,000 was pledged to secure public funds that require collateralization as of December 31, 2019 and 2018, respectively. Additionally, there was an additional line of $800,000 with the FHLB for overnight borrowing as of December 31, 2019 and 2018; however, additional collateral may be needed to draw on the line.
Borrowings against our line totaled $250,000 and $181,765 as of December 31, 2019 and December 31, 2018, respectively. Total borrowings as of December 31, 2019 comprised $150,000 in long term advances, $0 in overnight cash management

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

advances (CMAs) and $100,000 in 90 day fixed rate advances. The long-term advances as of December 31, 2019 contain putable features and are composed of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively. However, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predeterminable fixed rates of 1.24% and 1.37%, respectively.
Total borrowings as of December 31, 2018 comprised $1,765 in long term advances, $80,000 in CMAs and $100,000 in 90 day fixed rate advances. The long-term advances as of December 31, 2018 contain no such putable features. FHLB advances includes both fixed and floating rates ranging from 1.24% to 1.86% at December 31, 2019. The weighted average interest rate on outstanding advances at December 31, 2019 was 1.60%.
Maturities of FHLB advances as of December 31, 2019 are as follows:

FHLB advances
Due on or before:
December 31, 2020	$100,000
December 31, 2021	—
December 31, 2022	—
December 31, 2023	—
December 31, 2024	—
Due thereafter	150,000
Total	$250,000
The Company maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2019 and 2018.  As of December 31, 2019 and 2018, $1,407,662 and $1,336,092 of qualifying loans and $4,963 and $8,569 of investment securities were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $1,013,239 and $934,745, respectively.
Subordinated Debt
In 2003, two separate trusts formed by the Company issued $9,000 of floating rate trust preferred securities (“Trust I”) and $21,000 of floating rate trust preferred securities (“Trust II”), respectively, as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts. Trust I pays interest quarterly based upon the 3-month LIBOR plus 3.25%. Trust II pays interest quarterly based upon the 3-month LIBOR plus 3.15%. Rates for the two issues at December 31, 2019, were 5.19% and 5.10%, respectively. Rates for the two issues at December 31, 2018, were 5.65% and 5.97%, respectively. The Company may redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price. The Company may redeem the second junior subordinated debentures listed, in whole or in part, any time after June 26, 2008, on any distribution payment date, at the redemption price. The junior subordinated debentures must be redeemed no later than 2033. The Company has classified $30,000 of subordinated debt as Tier 1 capital at both December 31, 2019 and 2018.
Note (14)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	For the Year Ended December 31,
	2019	2018	2017
Current	$27,641	$19,259	$14,629
Deferred	(1,916)	6,359	6,458
Total	$25,725	$25,618	$21,087

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Federal income tax expense differs from the statutory federal rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 due to the following:

	For the Year Ended December 31,
	2019		2018		2017
Federal taxes calculated at statutory rate	$23,003	21.0%	$22,230	21.0%	$25,720	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	4,792	4.4%	4,666	4.4%	3,053	4.2%
Revaluation of net deferred tax liability as a result of the Tax Cuts and Jobs Act	—	—%	—	—%	(5,894)	(8.0)%
Benefit of equity based compensation	(1,353)	(1.2)%	(870)	(0.8)%	(310)	(0.4)%
Municipal interest income, net of interest disallowance	(908)	(0.8)%	(837)	(0.8)%	(1,402)	(1.9)%
Bank owned life insurance	(51)	(0.1)%	(51)	—%	(85)	(0.2)%
Merger and stock offering costs	66	0.1%	141	0.1%	—	—%
Other	176	0.1%	339	0.3%	5	—%
Income tax expense, as reported	$25,725	23.5%	$25,618	24.2%	$21,087	28.7%

 The components of the net deferred tax liability at December 31, 2019 and December 31, 2018, are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$8,113	$7,539
Operating lease liability	9,373	—
Amortization of core deposit intangible	1,386	1,012
Deferred compensation	5,231	5,878
Unrealized loss on debt securities	54	3,278
Unrealized loss on equity securities	60	21
Other	2,388	1,998
Subtotal	26,605	19,726
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Operating lease - right of use asset	(8,641)	—
Depreciation	(5,078)	(4,812)
Unrealized gain on cash flow hedges	(203)	(736)
Unrealized gain on debt securities	(3,051)	—
Mortgage servicing rights	(19,678)	(23,146)
Goodwill	(8,859)	(6,583)
Other	(1,035)	(562)
Subtotal	(47,095)	(36,389)
Net deferred tax liability	$(20,490)	$(16,663)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, among other things permanently reducing the corporate tax rate from 35 percent to 21 percent, effective for tax years beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax liabilities resulted in a $5,894 reduction, which was included in “income tax expense” in the Consolidated Statements of Income.
The Company is no longer subject to examination by taxing authorities for tax years before 2016 for federal taxes and before 2015 for various state jurisdictions.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (15)—Dividend restrictions:
Due to regulations of the Tennessee Department of Financial Institutions (“TDFI”), the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $223,730 and $164,859 was available for payment of dividends without such prior approval at December 31, 2019 and 2018, respectively.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

No cash dividends were declared from the Bank to the Company during the years ended December 31, 2019 or 2018.

Note (16)—Commitments and contingencies:
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

	December 31,
	2019	2018
Commitments to extend credit, excluding interest rate lock commitments	$1,086,173	$1,032,390
Letters of credit	19,569	19,024
Balance at end of period	$1,105,742	$1,051,414
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $6,475, $6,646, and$4,704 for the years ended December 31, 2019, 2018, and 2017. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$3,273	$3,386	$2,659
Provision for loan repurchases or indemnifications	362	174	810
Recoveries on previous losses	(106)	3	—
Losses on loans repurchased or indemnified	—	(290)	(83)
Balance at end of period	$3,529	$3,273	$3,386

Note (17)—Derivatives:
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
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of December 31, 2019 and 2018, the fair value of these contracts was $(515) and $721, respectively.
In July 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings obtained in conjunction with the Clayton Banks acquisition. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of December 31, 2019 and 2018, there was $955 and $1,436, respectively, remaining in the other comprehensive income to be accreted.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At December 31, 2019 and 2018, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $33,616 and $13,904, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	December 31, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$440,556	$14,929	$14,929
Forward commitments	684,437	—	866
Interest rate-lock commitments	453,198	7,052	—
Futures contracts	389,000	—	1,623
Option contracts	—	—	—
Total	$1,967,191	$21,981	$17,418

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2018
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$295,333	$6,679	$6,679
Forward commitments	474,208	—	4,958
Interest rate-lock commitments	318,706	6,241	—
Futures contracts	166,000	649	—
Options contracts	3,800	26	—
Total	$1,258,047	$13,595	$11,637

	December 31, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$515

	December 31, 2018
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$721	$—
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2019	2018	2017
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$(2,112)	$(527)	$340
Forward commitments	12,170	3,864	(11,987)
Futures contracts	(6,723)	(2,981)	315
Option contracts	(47)	(58)	22
Total	$3,288	$298	$(11,310)

	Year Ended December 31,
	2019	2018	2017
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $170, $45, and $0	$481	$128	$—
Gain (loss) included in interest expense on borrowings	115	32	(168)
Total	$596	$160	$(168)
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Designated as hedging:
Amount of (loss) gain recognized in other comprehensive income, net of tax	$(914)	$1,039	$685
Note (18)—Fair value of financial instruments:
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

	Fair Value
December 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$232,681	$232,681	$—	$—	$232,681
Investment securities	691,676	—	691,676	—	691,676
Loans, net	4,378,503	—	—	4,363,903	4,363,903
Loans held for sale	262,518	—	262,518	—	262,518
Interest receivable	17,083	—	3,282	13,801	17,083
Mortgage servicing rights	75,521	—	—	75,521	75,521
Derivatives	21,981	—	21,981	—	21,981
Financial liabilities:
Deposits:
Without stated maturities	$3,743,085	$3,743,085	$—	$—	$3,743,085
With stated maturities	1,191,853	—	1,200,145	—	1,200,145
Securities sold under agreement to repurchase and federal funds sold	23,745	23,745	—	—	23,745
Federal Home Loan Bank advances	250,000	—	250,213	—	250,213
Subordinated debt	30,930	—	29,706	—	29,706
Interest payable	6,465	376	6,089	—	6,465
Derivatives	17,933	—	17,933	—	17,933

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$125,356	$125,356	$—	$—	$125,356
Investment securities	658,805	—	658,805	—	658,805
Loans, net	3,638,579	—	—	3,630,500	3,630,500
Loans held for sale	278,815	—	278,815	—	278,815
Interest receivable	14,503	—	2,848	11,655	14,503
Mortgage servicing rights	88,829	—	—	88,829	88,829
Derivatives	14,316	—	14,316	—	14,316
Financial liabilities:
Deposits:
Without stated maturities	$3,051,972	$3,051,972	$—	$—	$3,051,972
With stated maturities	1,119,745	—	1,122,076	—	1,122,076
Securities sold under agreement to repurchase and federal funds sold	15,081	15,081	—	—	15,081
Federal Home Loan Bank advances	181,765	—	181,864	—	181,864
Subordinated debt	30,930	—	30,000	—	30,000
Interest payable	5,015	530	4,485	—	5,015
Derivatives	11,637	—	11,637	—	11,637
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2019 are presented in the following table:

December 31, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
Mortgage-backed securities	$—	$490,676	$—	$490,676
Municipals, tax-exempt	—	189,235	—	189,235
Treasury securities	—	7,448	—	7,448
Corporate securities	—	1,022	—	1,022
Equity securities	—	3,295	—	3,295
Total	$—	$691,676	$—	$691,676
Loans held for sale	$—	$262,518	$—	$262,518
Mortgage servicing rights	—	—	75,521	75,521
Derivatives	—	21,981	—	21,981
Financial Liabilities:
Derivatives	—	17,933	—	17,933

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2019 are presented in the following table:

At December 31, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$9,774	$9,774
Impaired loans(1):
Commercial and industrial	$—	$—	$6,481	$6,481
Residential real estate:
1-4 family mortgage	—	—	378	378
Residential line of credit	—	—	321	321
Commercial real estate:
Owner occupied	—	—	951	951
Non-owner occupied	—	—	2,560	2,560
Consumer and other	—	—	—	—
Total	$—	$—	$10,691	$10,691
(1) Includes both impaired non-purchased loans and collateral-dependent PCI loans.

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2018 are presented in the following table:

At December 31, 2018	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$989	$—	$989
Mortgage-backed securities	—	508,580	—	508,580
Municipals, tax-exempt	—	138,887	—	138,887
Treasury securities	—	7,242	—	7,242
Equity securities	—	3,107	—	3,107
Total	$—	$658,805	$—	$658,805
Loans held for sale	$—	$278,815	$—	$278,815
Mortgage servicing rights	—	—	88,829	88,829
Derivatives	—	14,316	—	14,316
Financial Liabilities:
Derivatives	—	11,637	—	11,637

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
The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the years ended December 31, 2019 and 2018:

	Available-for-sale securities
	Year Ended December 31,
	2019	2018
Balance at beginning of period	$—	$3,604
Reclassification of equity securities without a readily determinable fair value to other assets	—	(3,604)
Balance at end of period	$—	$—
The following table presents information as of December 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans(1)	$10,691	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$9,774	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
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
Net losses of $2,861 and $4,539 resulting from fair value changes of the mortgage loans were recorded in income during the years ended December 31, 2019 and 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
As of December 31, 2019 and 2018, there was $51,705 and $67,362, respectively, of GNMA loans previously sold that the Company did not record on its Consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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
The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of December 31, 2019 and December 31, 2018:

December 31, 2019	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$262,518	$254,868	$7,650
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2018
Mortgage loans held for sale measured at fair value	$278,418	$267,907	$10,511
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	397	397	—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (19)—Parent company only financial statements:

	As of December 31,
Balance sheet	2019	2018
Assets
Cash and cash equivalents(1)	$4,673	$17,400
Investments in Bank subsidiary(1)	782,565	679,097
Other assets	6,292	7,364
Goodwill	29	29
Total assets	793,559	703,890
Liabilities and shareholders' equity
Liabilities
Borrowings	$30,930	$30,930
Accrued expenses and other liabilities	300	1,103
Total liabilities	31,230	32,033
Shareholders' equity
Common stock	31,034	30,725
Additional paid-in capital	425,633	424,146
Retained earnings	293,524	221,213
Accumulated other comprehensive (loss) income	12,138	(4,227)
Total shareholders' equity	762,329	671,857
Total liabilities and shareholders' equity	$793,559	$703,890
(1) Eliminates in Consolidation

	For the years ended December 31,
Income Statements	2019	2018	2017
Income
Other interest income	$—	$—	$41
Loss on investments	—	—	(945)
(Loss) gain on other assets	(16)	297	—
Other income	211	—	—
Total income	195	297	(904)
Expenses
Interest expense	1,638	1,651	1,491
Salaries, legal and professional fees	1,056	1,481	893
Other noninterest expense	120	960	296
Total expenses	2,814	4,092	2,680
Loss before income tax benefit and equity in undistributed earnings of bank subsidiary	(2,619)	(3,795)	(3,584)
Federal and state income tax benefit	(683)	(746)	(1,269)
Loss before equity in undistributed earnings of bank subsidiary	(1,936)	(3,049)	(2,315)
Earnings from Bank subsidiary(1)	85,750	83,285	54,713
Net income	$83,814	$80,236	$52,398
(1) Eliminates in Consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	For the years ended December 31,
Statement of Cash Flows	2019	2018	2017
Operating Activities
Net income	$83,814	$80,236	$52,398
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(85,750)	(83,285)	(54,713)
Loss on investments	—	—	945
Loss (gain) on other assets	16	(297)	—
Stock-based compensation expense	7,089	7,207	—
Decrease (increase) in other assets	1,056	(441)	(2,439)
Decrease in other liabilities	(9,711)	(7,737)	(551)
Net used in operating activities	(3,486)	(4,317)	(4,360)
Investing Activities
Proceeds from sale of other assets	—	869	—
Net cash provided by investing activities	—	869	—
Financing Activities
Equity contribution to Bank	—	—	(154,200)
Payment of dividends	(10,045)	(6,137)	—
Net proceeds from sale of common stock	804	1,196	153,356
Net cash used in financing activities	(9,241)	(4,941)	(844)
Net decrease in cash and cash equivalents	(12,727)	(8,389)	(5,204)
Cash and cash equivalents at beginning of year	17,400	25,789	30,993
Cash and cash equivalents at end of year	$4,673	$17,400	$25,789
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units	$149	$226	$—
Noncash dividend from Bank	—	572	—

Note (20)—Segment reporting:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

During the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination ("TPO") channel and on August 1, 2019, the Company completed the sale of its correspondent channel. The mortgage segment incurred $1,995 in restructuring and miscellaneous charges during the year ended December 31, 2019 related to these sales.
The following tables provide segment financial information for the years ended December 31, 2019, 2018, and 2017 as follows:

Year Ended December 31, 2019	Banking	Mortgage	Consolidated
Net interest income	$226,098	$(62)	$226,036
Provision for loan loss	7,053	—	7,053
Mortgage banking income	30,429	87,476	117,905
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(16,989)	(16,989)
Other noninterest income	34,481	—	34,481
Depreciation and amortization	4,670	506	5,176
Amortization of intangibles	4,339	—	4,339
Other noninterest mortgage banking expense	23,216	65,457	88,673
Other noninterest expense(2)	144,658	1,995	146,653
Income before income taxes	$107,072	$2,467	$109,539
Income tax expense			25,725
Net income			$83,814
Total assets	$5,795,888	$329,033	$6,124,921
Goodwill(3)	169,051	—	169,051

(1)	Included in mortgage banking income.

(2)	Included $5,385 in merger costs in the Banking segment and $1,995 in the Mortgage segment related to mortgage restructuring charges.

(3)	Recognized $100 of goodwill relief related to the sale of the third party origination channel in the Mortgage segment. See Note 8. Goodwill and intangible assets.

Year Ended December 31, 2018	Banking	Mortgage	Consolidated
Net interest income	$204,517	$(449)	$204,068
Provision for loan loss	5,398	—	5,398
Mortgage banking income	25,460	83,874	109,334
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(8,673)	(8,673)
Other noninterest income	29,981	—	29,981
Depreciation and amortization	3,827	507	4,334
Amortization of intangibles	3,185	—	3,185
Other noninterest mortgage banking expense	21,671	73,068	94,739
Other noninterest expense(2)	121,200	—	121,200
Income before income taxes	$104,677	$1,177	$105,854
Income tax expense			25,618
Net income			$80,236
Total assets	$4,752,111	$384,653	$5,136,764
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $1,594 in merger costs and $671 in costs related to follow-on secondary offering in the Banking segment.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2017	Banking	Mortgage	Consolidated
Net interest income	$153,018	$253	$153,271
Provision for loan loss	(950)	—	(950)
Mortgage banking income	26,737	93,620	120,357
Change in fair value of mortgage servicing rights(1)	—	(3,424)	(3,424)
Other noninterest income	24,648	—	24,648
Depreciation and amortization	3,801	515	4,316
Amortization of intangibles	1,995	—	1,995
Loss on sale of mortgage servicing rights	—	249	249
Other noninterest mortgage banking expense	21,714	76,582	98,296
Other noninterest expense(2)	117,461	—	117,461
Income before income taxes	$60,382	$13,103	$73,485
Income tax expense			21,087
Net income			$52,398
Total assets	$4,130,349	$597,364	$4,727,713
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Included $19,034 in merger and conversion expenses.

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 4.75%, 5.50%, and 4.50% as of December 31, 2019 and 2018, 2017, respectively, and further limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $11,183, $16,057, and $16,932 for the December 31, 2019, 2018, and 2017, respectively.
Note (21)—Minimum capital requirements:
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2019 and 2018, the Bank and Company met all capital adequacy requirements to which they are subject.
Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of December 31, 2019 and 2018, the buffer was 2.50% and 1.88%, respectively. The capital conservation buffer was fully phased in on January 1, 2019.
Actual and required capital amounts and ratios are presented below at period-end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
FB Financial Corporation	$633,549	12.2%	$415,442	8.0%	$545,268	10.5%	N/A	N/A
FirstBank	623,432	12.1%	412,186	8.0%	540,995	10.5%	$515,233	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$602,410	11.6%	$311,591	6.0%	$441,421	8.5%	N/A	N/A
FirstBank	592,293	11.5%	309,022	6.0%	437,782	8.5%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A	N/A	N/A
FirstBank	592,293	9.9%	239,310	4.0%	N/A	N/A	$299,138	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$572,410	11.1%	$232,058	4.5%	$360,979	7.0%	N/A	N/A
FirstBank	592,293	11.5%	231,767	4.5%	360,526	7.0%	$334,774	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
FB Financial Corporation	$582,945	13.0%	$358,735	8.0%	$442,814	9.9%	N/A	N/A
FirstBank	561,327	12.5%	359,249	8.0%	443,448	9.9%	$449,062	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$554,013	12.4%	$268,071	6.0%	$351,843	7.9%	N/A	N/A
FirstBank	532,395	11.9%	268,434	6.0%	352,320	7.9%	$357,913	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$554,013	11.4%	$194,391	4.0%	N/A	N/A	N/A	N/A
FirstBank	532,395	10.9%	195,374	4.0%	N/A	N/A	$244,218	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$524,013	11.7%	$201,543	4.5%	$285,520	6.4%	N/A	N/A
FirstBank	532,395	11.9%	201,326	4.5%	285,212	6.4%	$290,804	6.5%

Note (22)—Employee benefit plans:
(A)—401(k) plan:
The Bank has a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan. Employees may contribute the maximum amount of their eligible compensation subject to certain limits based on the federal tax laws. During the year ended December 31, 2019, the Bank increased the employer match to 50% of participant contributions not to exceed 6% of an employee’s total compensation. Prior to 2019, the employer match was 25% of participant contributions not to exceed 6% of an employee's total compensation with an additional discretionary 25% match. Additionally, during 2019, the vesting term of profit sharing contributions was changed to a three-year rateable period from five years in 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, the matching portions provided by the Bank to this Plan were $2,325 and $2,211 and $2,344 respectively, which includes an additional discretionary contribution of 25% match for 2018 and 2017.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

(B)—Acquired supplemental retirement plans:
In prior years, the Company assumed certain nonqualified supplemental retirement plans for certain former employees of acquired entities. At December 31, 2019 and 2018, other liabilities on the consolidated balance sheet included post-retirement benefits payable of $1,315 and $1,260, respectively, related to these plans. For the years ended December 31, 2019, 2018 and 2017, the Company recorded expense of $1, $4 and $4, respectively, related to these plans and payments to the participants were $150, $191 and $191 in 2019, 2018 and 2017, respectively. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2019 and 2018, other assets on the consolidated balance sheet include $11,357 and $11,115 and reported cash value income (net of related insurance premium expense) of $240, $158 and $164 in 2019, 2018 and 2017, respectively.
(C)—Deferred compensation plans and agreements:
2012 EBI Plan— The Bank granted awards (“EBI Units”) to certain employees pursuant to the the FirstBank 2012 Equity Based Incentive Plan (the “2012 EBI Plan”). Prior to the initial public offering, awards granted under the 2012 EBI Plan were settled in cash only. Following the initial public offering, participants in the EBI Plans were given the one-time option to elect, for each EBI Unit vested to such participant, either (i) an amount in cash or (ii) a number of shares of Company common stock determined pursuant to a conversion formula that took into account the effect of the initial public offering. Consistent with the terms of the EBI Plans and approved by the Board of Directors, outstanding EBI Units were adjusted to reflect the 100-for-one stock split that was effectuated prior to the IPO. EBI Units granted under the 2012 EBI Plan were fully vested and paid out during the year ended December 31, 2019. No further grants will be made under the 2012 EBI Plan.
Deferred Compensation Agreement—Effective December 31, 2014, the Bank entered into an agreement with the Bank’s Chief Executive Officer to reward his prior service, pursuant to which he is entitled to receive a fixed lump sum cash payment equal to $3,000,000 on December 31, 2019 or the earlier occurrence of his separation of service or a change in control of the Company. On August 19, 2016, the Bank entered into an amendment to the deferred compensation agreement, pursuant to which the award was converted to 157,895 deferred stock units, determined by dividing $3,000,000 by $19.00 (the IPO price). On December 31, 2019, the deferred stock units were converted on a 1-for-1 basis into shares of Company common stock and distributed. No other awards have been made under this agreement.
Summary—At December 31, 2018, the accompanying consolidated balance sheets included liabilities for cash-settled awards under the EBI Plans amounting to $993 representing 29,172 units for those employees who elected cash settlement of EBI units. As of January 31, 2019, these cash-settled awards were fully distributed. For the years ended December 31, 2019, 2018, and 2017, the Company incurred expenses related to these plans and agreements totaling $484, $3,787, and $3,685, respectively, which is included in salaries, commissions and employee benefits in the accompanying statement of income. Additionally, payments under the plans totaled $1,191, $1,818 and $5,163 for years ended December 31, 2019, 2018 and 2017, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (23)—Stock-Based Compensation
The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes information about vested and unvested restricted stock units, excluding cash-settled EBI units discussed in Note 22, outstanding at December 31, 2019:

	For the Year Ended
	2019
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,140,215	$21.96
Grants	168,697	34.08
Released and distributed (vested)	(440,033)	22.55
Forfeited/expired	(42,616)	27.15
Balance at end of period	826,263	$23.76

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units, was $9,923, $4,562, and $2,202 for the years ended December 31, 2019, 2018, and 2017, respectively.
The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units, was $7,089, $7,436, and $8,184 for the years ended December 31, 2019, 2018, and 2017, respectively. This included $724, $645 and $551 paid to Company independent directors during the years ended December 31, 2019, 2018 and 2017, respectively, related to independent director grants and compensation elected to be settled in stock. The year ended December 31, 2018 also includes a one-time expense of $249 related to the modification of vesting terms of certain grants.
As of December 31, 2019 and 2018, there were $11,449 and $12,371, respectively, of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.0 years and 2.2 years, respectively. At December 31, 2019 and 2018, there were $375 and $226, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). During the years ended December 31, 2019 and 2018, there were 23,171 and 28,609 shares of common stock issues under the ESPP, respectively. As of December 31, 2019 and 2018, there were 2,409,185 and 2,432,356 shares available for issuance under the ESPP, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (24)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2019	$32,264
New loans and advances	13,370
Change in related party status	(10,067)
Repayments	(4,687)
Loans outstanding at December 31, 2019	$30,880

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $19,404 and $15,000 at December 31, 2019 and 2018, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $238,781 and $287,156 as of December 31, 2019 and 2018, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $86 and $116 in unamortized leasehold improvements related to these leases at December 31, 2019 and 2018, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $509, $516, and $504 for the years ended December 31, 2019, 2018, and 2017, respectively.
(D) Aviation time sharing agreement:
The Company is a participant to aviation time sharing agreements with entities owned by a certain director of the Company. During the years ended December 31, 2019, 2018 and 2017, the Company made payments of $266, $208 and $176, respectively, under these agreements.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During 2018, the Company paid $671 under this agreement. No such expenses were incurred for the year ended December 31, 2019 or 2017.
Note (25)—Subsequent event:
The Company has evaluated subsequent events through March 13, 2020, the date these financial statements were available to be issued.
As disclosed in Note 2, "Mergers and acquisitions," on January 21, 2020, the Company announced entry into a definitive merger agreement with Franklin Financial Network, Inc. pursuant to which Franklin will be merged with and and into FB Financial. The merger is expected to close in the third quarter of 2020 and is subject to regulator approvals, approval by FB Financial's and Franklin's shareholders and other customary closing conditions.
Additionally, on February 14, 2020, the Company completed its previously announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity.
There were no other subsequent events, other than what was disclosed above, that occurred after December 31, 2019, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2019 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2020 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2019.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2020 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2020 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2019.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2020 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2020 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The following consolidated financial statements of FB Financial Corporation and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2019 and 2018
Consolidated statements of income for the years ended December 31, 2019, 2018 and 2017
Consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2019, 2018 and 2017
Consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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
EXHIBIT INDEX

Exhibit
Number Description

2.1
Agreement and Plan of Merger, dated as of January 21, 2020, by and among FB Financial Corporation, Franklin Financial Network, Inc. and Paisley Acquisition Corporation (incorporated by reference to Exhibit 2.1 the Company's Form 8-K filed on January 24, 2020)

3.1
Amended and Restated Charter of FB Financial Corporation (incorporated by reference as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
4.2	Description of Registrant's Securities
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

10.7
Form of Restricted stock Unit Award Certificate (2018) pursuant to the FB Financial Corporation 2016 Incentive Plan(incorporated by reference as Exhibit 10.8 to the Company's Form 10-K (File No. 001-37975), for the period ending December 31, 2017) †

10.8	Tax Sharing Agreement (incorporated by reference as Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
10.9	Shareholder's Agreement (incorporated by reference as Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
10.10	First Amendment to Shareholder's Agreement, dated as of January 21, 2020 (incorporated by reference to Exhibit 10.1 the Company's Form 8-K filed on January 24, 2020).
10.11
Securities Purchase Agreement, dated May 26, 2017, by and among FB Financial Corporation and the purchases named therein and their permitted transferees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2017)

16	Letter to Securities and Exchange Commission from RSM US LLP (incorporated by reference as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on April 6, 2018)
21	Subsidiaries of FB Financial Corporation*
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
23.2	Consent of Independent Registered Public Accounting Firm (RSM US LLP)*
24.1	Powers of Attorney contained on the signature pages of this Annual Report on Form 10-K and incorporated herein by reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

ITEM 16.  FORM 10-K SUMMARY
None.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ James R. Gordon
March 13, 2020	James R. Gordon Chief Financial Officer

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

Signature	Title	Date

James W. Ayers	Executive Chairman of the Board	March 13, 2020

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2020

/s/ James R. Gordon
James R. Gordon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020

/s/ William F. Andrews
William F. Andrews	Director	March 13, 2020

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	March 13, 2020

/s/ William F. Carpenter III
William F Carpenter	Director	March 13, 2020

/s/ Agenia Clark
Agenia Clark	Director	March 13, 2020

/s/ James L. Exum
James L. Exum	Director	March 13, 2020

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	March 13, 2020

/s/ Raja J. Jubran
Raja J. Jubran	Director	March 13, 2020

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	March 13, 2020