Form 10-Q
period 2020-03-31
FB Financial Corp
filed 2020-05-11
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
The number of shares of Registrant’s Common Stock outstanding as of May 5, 2020 was 32,081,793.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	March 31,	December 31,
	2020 (Unaudited)	2019
ASSETS
Cash and due from banks	$26,841	$48,806
Federal funds sold	59,199	131,119
Interest-bearing deposits in financial institutions	339,054	52,756
Cash and cash equivalents	425,094	232,681
Investments:
Available-for-sale debt securities, at fair value	764,217	688,381
Equity securities, at fair value	3,358	3,295
Federal Home Loan Bank stock, at cost	16,445	15,976
Loans held for sale, at fair value	325,304	262,518
Loans	4,568,038	4,409,642
Less: allowance for credit losses	89,141	31,139
Net loans	4,478,897	4,378,503
Premises and equipment, net	100,406	90,131
Other real estate owned, net	17,072	18,939
Operating lease right-of-use assets	31,628	32,539
Interest receivable	19,644	17,083
Mortgage servicing rights, at fair value	62,581	75,521
Goodwill	174,859	169,051
Core deposit and other intangibles, net	18,876	17,589
Other assets	217,306	122,714
Total assets	$6,655,687	$6,124,921
LIABILITIES
Deposits
Noninterest-bearing	$1,335,799	$1,208,175
Interest-bearing checking	1,139,462	1,014,875
Money market and savings	1,667,374	1,520,035
Customer time deposits	1,213,934	1,171,502
Brokered and internet time deposits	20,363	20,351
Total deposits	5,376,932	4,934,938
Borrowings	327,822	304,675
Operating lease liabilities	34,572	35,525
Accrued expenses and other liabilities	134,031	87,454
Total liabilities	5,873,357	5,362,592
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 32,067,356 and 31,034,315 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	32,067	31,034
Additional paid-in capital	460,938	425,633
Retained earnings	266,385	293,524
Accumulated other comprehensive income, net	22,940	12,138
Total shareholders' equity	782,330	762,329
Total liabilities and shareholders' equity	$6,655,687	$6,124,921
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$63,754	$60,448
Interest on securities
Taxable	3,056	3,569
Tax-exempt	1,433	1,144
Other	1,431	772
Total interest income	69,674	65,933

Interest expense:
Deposits	12,168	11,855
Borrowings	1,257	1,062
Total interest expense	13,425	12,917
Net interest income	56,249	53,016
Provision for credit losses	27,964	1,391
Provision for credit losses on unfunded commitments	1,601	—
Net interest income after provisions for credit losses	26,684	51,625

Noninterest income:
Mortgage banking income	32,745	21,021
Service charges on deposit accounts	2,563	2,079
ATM and interchange fees	3,134	2,656
Investment services and trust income	1,697	1,295
Gain from securities, net	63	43
Gain (loss) on sales or write-downs of other real estate owned	51	(39)
(Loss) gain from other assets	(328)	191
Other income	2,775	1,793
Total noninterest income	42,700	29,039

Noninterest expenses:
Salaries, commissions and employee benefits	43,622	33,697
Occupancy and equipment expense	4,178	3,730
Legal and professional fees	1,558	1,725
Data processing	2,453	2,384
Merger costs	3,050	621
Amortization of core deposit and other intangibles	1,203	729
Advertising	2,389	2,737
Other expense	10,106	9,478
Total noninterest expense	68,559	55,101

Income before income taxes	825	25,563
Income tax expense	80	5,975
Net income	$745	$19,588
Earnings per common share
Basic	$0.02	$0.63
Fully diluted	0.02	0.62
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$745	$19,588
Other comprehensive income, net of tax:
Net change in unrealized gain in available-for-sale securities, net of taxes of $4,275 and $2,752	12,094	7,778
Reclassification adjustment for loss on sale of securities included in net income, net of taxes of $0 and $2	—	4
Net change in unrealized loss in hedging activities, net of taxes of $403 and $116	(1,145)	(331)
Reclassification adjustment for gain on hedging activities, net of taxes of $52 and $33	(147)	(94)
Total other comprehensive income, net of tax	10,802	7,357
Comprehensive income	$11,547	$26,945
 See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857
Cumulative effect of change in accounting principle	—	—	(1,309)	—	(1,309)
Balance at January 1, 2019	30,725	424,146	219,904	(4,227)	670,548
Net income	—	—	19,588	—	19,588
Other comprehensive income, net of taxes	—	—	—	7,357	7,357
Stock based compensation expense	3	1,635	—	—	1,638
Restricted stock units vested and distributed, net of shares withheld	114	(2,487)	—	—	(2,373)
Shares issued under employee stock purchase program	11	353	—	—	364
Dividends declared ($0.08 per share)	—	—	(2,545)	—	(2,545)
Balance at March 31, 2019	$30,853	$423,647	$236,947	$3,130	$694,577

Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329
Cumulative effect of change in accounting principle (See Note 1)	—	—	(25,018)	—	(25,018)
Balance at January 1, 2020	31,034	425,633	268,506	12,138	737,311
Net income	—	—	745	—	745
Other comprehensive income, net of taxes	—	—	—	10,802	10,802
Common stock issued in connection with acquisition of FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847
Stock based compensation expense	5	1,878	—	—	1,883
Restricted stock units vested and distributed, net of shares withheld	61	(899)	—	—	(838)
Shares issued under employee stock purchase program	12	434	—	—	446
Dividends declared ($0.09 per share)	—	—	(2,866)	—	(2,866)
Balance at March 31, 2020	$32,067	$460,938	$266,385	$22,940	$782,330
 See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$745	$19,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,612	1,172
Amortization of core deposit and other intangibles	1,203	729
Capitalization of mortgage servicing rights	(7,796)	(8,720)
Net change in fair value of mortgage servicing rights	20,736	4,358
Stock-based compensation expense	1,883	1,638
Provision for credit losses	27,964	1,391
Provision for credit losses on unfunded commitments	1,601	—
Provision for mortgage loan repurchases	372	59
Accretion of yield on purchased loans	(1,578)	(1,831)
Accretion of discounts and amortization of premiums on securities, net	906	614
Gain from securities, net	(63)	(43)
Originations of loans held for sale	(1,097,672)	(932,125)
Repurchases of loans held for sale	—	(5,957)
Proceeds from sale of loans held for sale	1,070,137	986,454
Gain on sale and change in fair value of loans held for sale	(33,595)	(18,151)
Net (gain) loss or write-downs of other real estate owned	(51)	39
Loss (gain) on other assets	328	(191)
Provision for deferred income taxes	(8,088)	(4,219)
Changes in:
Operating leases	(42)	—
Other assets and interest receivable	(119,820)	(22,511)
Accrued expenses and other liabilities	39,520	10,133
Net cash (used in) provided by operating activities	(101,698)	32,427
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	1,758
Maturities, prepayments and calls	27,657	20,814
Purchases	(29,632)	(24,196)
Net change in loans	52,701	(118,358)
Proceeds from sale of mortgage servicing rights	—	29,160
Purchases of premises and equipment	(3,014)	(911)
Proceeds from the sale of premises and equipment	—	284
Proceeds from the sale of other real estate owned	1,442	716
Net cash paid in business combination (See Note 2)	(4,227)	—
Net cash provided by (used) in investing activities	44,927	(90,733)
Cash flows from financing activities:
Net increase in demand deposits	272,566	107,959
Net (decrease) increase in time deposits	(40,107)	23,515
Net increase in securities sold under agreements to repurchase and federal funds purchased	4,955	21,614
Payments on FHLB advances	—	(20,212)
Proceeds from other borrowings	15,000	—
Share based compensation witholding payment	(838)	(2,373)
Net proceeds from sale of common stock	446	364
Dividends paid	(2,838)	(2,503)
Net cash provided by financing activities	249,184	128,364
Net change in cash and cash equivalents	192,413	70,058
Cash and cash equivalents at beginning of the period	232,681	125,356
Cash and cash equivalents at end of the period	$425,094	$195,414
Supplemental cash flow information:
Interest paid	$10,997	$10,820
Taxes paid	105	77
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$365	$1,106
Transfers from other real estate owned to premises and equipment	841	—
Loans provided for sales of other real estate owned	—	166
Transfers from loans to loans held for sale	3,101	—
Transfers from loans held for sale to loans	1,445	540
Stock consideration paid in business combination	35,041	—
Trade date payable - securities	8,273	2,524
Dividends declared not paid on restricted stock units	28	84
Decrease to retained earnings for adoption of new accounting standards (See Note 1)	25,018	(1,309)
Right-of-use assets obtained in exchange for operating lease liabilities	480	33,819
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
(Amounts are in thousands)
Overview and presentation
FB Financial Corporation (the “Company”) is a bank holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"), with 73 full-service branches throughout Tennessee, north Alabama, Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) interim reporting requirements and general banking industry guidelines, and therefore, do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.
The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.
The COVID-19 health pandemic that appeared in the United States in the beginning of 2020 has created a crisis that has resulted in volatility in financial markets, unprecedented job losses, disruption in consumer and commercial behavior and unprecedented action taken by governments in the United States and globally. All industries, municipalities and consumers have been impacted to some degree, including the markets that we serve. In an attempt to “flatten the curve”, commerce has virtually come to a halt, businesses not deemed essential have closed and individuals have been asked to restrict their movements, observe social distancing and shelter in place. These actions have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. The duration and potential financial impact is currently unknown, however if these conditions are sustained, it may impact borrowers' ability to repay loans, which could cause material adverse effect on the Company's business operations and lead to valuation impairments on the Company's intangible assets, loans, investments, mortgage servicing rights, and derivative instruments. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the periods then ended. Actual results could differ significantly from those estimates.
Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or shareholders’ equity.
The Company continues to qualify as an emerging growth company as defined by the "Jumpstart Our Business Startups Act" ("JOBS Act").
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events other than described below that occurred after March 31, 2020, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
On March 13, 2020, the Coronavirus Disease 2019 (COVID-19) Emergency Declaration was issued leading to the Coronavirus Aid, Relief and Economic Security (CARES) Act,which was enacted on March 27, 2020. The CARES Act includes the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay bills. As of May 1, 2020, the Company had processed $325,803 of PPP loans through the SBA. Additionally, the Company has introduced a payment deferral program for commercial and consumer customers to assist during these unprecedented times. These payment deferrals to are for initial terms of up to ninety-days with some having an option to extend further. Subsequent to March 31, 2020 through May 1, 2020, the Company had deferred loans with principal balances totaling $791,253 that are not considered to be troubled debt restructurings.

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
Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common shareholders in undistributed earnings for purposes of computing EPS. Companies that have such participating securities are required to calculate basic and diluted EPS using the two-class method. Certain restricted stock awards granted by the Company include non-forfeitable dividend equivalents and are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended March 31,
	2020		2019
Basic earnings per common share calculation:
Net income	$745		$19,588
Dividends paid on and undistributed earnings allocated to participating securities	—		(105)
Earnings attributable to common shareholders	$745		$19,483
Weighted-average basic shares outstanding	31,257,739		30,786,684
Basic earnings per common share	$0.02		$0.63
Diluted earnings per common share:
Earnings attributable to common shareholders	$745		$19,483
Weighted-average basic shares outstanding	31,257,739		30,786,684
Weighted-average diluted shares contingently issuable	476,373	(1)	562,514
Weighted-average diluted shares outstanding	31,734,112		31,349,198
Diluted earnings per common share	$0.02		$0.62
(1) Excludes 153,545 restricted stock units outstanding considered to be antidilutive.
Recently adopted accounting policies:
The Company modified or adopted the following accounting policies during the three months ended March 31, 2020 primarily as a result of the implementation of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("CECL"):

Investment securities:
Debt securities are classified as held to maturity and carried at amortized cost, excluding accrued interest, when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of applicable taxes. Beginning January 1, 2020, unrealized losses resulting from credit losses for available-for-sale debt securities are recognized in earnings as a provision for credit losses. Unrealized losses that do not result from credit losses are excluded from earnings and reported as accumulated other comprehensive income, net of applicable taxes, which is included in equity. Accrued interest receivable is separated from other components of amortized cost and presented separately on the consolidated balance sheet.
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
The Company evaluates available-for-sale securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
When credit losses are expected to occur, the amount of the expected credit loss recognized in earnings depends on the Company's intention to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the expected credit loss recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the date it was determined to be impaired due to credit losses or other factors. The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.
However, if the Company does not intend to sell the security and it is not more likely than not to be required to sell the security before recovery of its amortized cost basis, the difference between the amortized cost and the fair value is separated into the amount representing the credit loss and the amount related to all other factors. If the Company determines a decline in fair value below the amortized cost basis of an available-for-sale investment security has resulted from credit related factors, beginning January 1, 2020 with the adoption of CECL, the Company records a credit loss through an allowance for credit losses. The allowance for credit losses is limited by the amount that the fair value is less than amortized cost. The amount of the allowance for credit losses is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the impairment related to other, non-credit related, factors is recognized in other comprehensive income, net of applicable taxes.
The Company did not record any provision for credit losses for its available-for-sale debt securities during the three months ended March 31, 2020 as the majority of the investment portfolio is government guaranteed and declines in fair value below amortized cost were determined to be non-credit related.
Loans:
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding less any purchase accounting discount net of any accretion recognized to date. Interest on loans is recognized as income by using the simple interest method on daily balances of the principal amount outstanding plus any accretion of purchase accounting discounts. Accrued interest receivable is separated from other components of amortized cost and presented separately on the consolidated balance sheet.
Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest is discontinued on loans past due 90 days or more unless the credit is well secured and in the process of collection. Also, a loan may be placed on nonaccrual status prior to becoming past due 90 days if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. The decision to place a loan on nonaccrual status prior to becoming past due 90 days is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. When a loan is placed on nonaccrual status, the accrued but unpaid interest is charged against current period operations through a reversal of interest income. Thereafter, interest on nonaccrual loans is recognized only as received if future collection of principal is probable. If the collectibility of outstanding principal is doubtful, interest received is applied as a reduction of principal. A loan may be restored to accrual status when principal and interest are no longer past due or it otherwise becomes both well secured and collectability is reasonably assured. The nonaccrual policy results in timely reversal of accrued interest receivable, so an allowance for credit losses is not required on accrued interest receivable.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Allowance for credit losses:
The allowance for credit losses represents the portion of the loan's amortized cost basis that the Company does not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as the Company promptly charges off uncollectible accrued interest receivable. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, the Company may update information and forecasts that may cause significant changes in the estimate in those future quarters.
As of January 1, 2020, the Company’s policy for the allowance for credit losses changed with the adoption of CECL. As permitted, the new guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. Prior to adopting CECL, the Company calculated the allowance using an incurred loss approach. Beginning January 1, 2020, the Company calculates the allowance using a lifetime expected credit loss approach as described in the previous paragraph. See Note 4 for additional details related to the Company's specific calculation methodology.
The allowance for credit losses is the Company’s best estimate. Actual losses may differ from the March 31, 2020 allowance for credit loss as the CECL estimate is sensitive to economic forecasts and management judgment. There have been no changes to portfolio segments as described in the accounting policies within the Company's Annual Report on Form 10-K.
Business combinations and accounting for loans purchased with credit deterioration:
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
Beginning January 1, 2020, loans acquired in business combinations with evidence of more-than-insignificant credit deterioration since origination are considered to be Purchased Credit Deteriorated ("PCD"). The Company developed multiple criteria to assess the presence of more–than–insignificant credit deterioration in acquired loans, mainly focused on changes in credit quality and payment status. While general criteria have been established, each acquisition will vary in its specific facts and circumstances and the Company will apply judgment around PCD identification for each individual acquisition based on their unique portfolio mix and risks identified.
The Company adopted ASC 326 using the prospective transition approach for loans previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption and all PCI loans were transitioned to PCD loans upon adoption. Under PCD accounting,the amount of expected credit losses as of the acquisition date is added to the purchase price of the PCD loan. This establishes the amortized cost basis of the PCD loan. The difference between the unpaid principal balance of the PCD loan and the amortized cost basis of the PCD loan as of the acquisition date is the non-credit discount. Interest income for a PCD loan is recognized by accreting the amortized cost basis of the PCD loan to its contractual cash flows. The discount related to estimated credit losses on acquisition recorded as an allowance for credit losses will not be accreted into interest income. Only the noncredit-related discount will be accreted into interest income and subsequent adjustments to expected credit losses will flow through the provision for credit losses on the income statement.
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
For loan commitments that are not accounted for as derivatives and when the obligation is not unconditionally cancelable by the Company, the Company applies the CECL methodology to estimate the expected credit loss on off-balance-sheet

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

commitments. The estimate of expected credit losses for off-balance-sheet credit commitments is recognized as a liability. When the loan is funded, an allowance for expected credit losses is estimated for that loan using the CECL methodology, and the liability for off-balance-sheet commitments is reduced. When applying the CECL methodology to estimate the expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
Recently adopted accounting standards:
Except as set forth below, the Company did not adopt any new accounting standards that were not disclosed in the Company's 2019 audited consolidated financial statements included on Form 10-K.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 and its subsequent amendments issued by the FASB, which requires the measurement of all current expected credit losses for financial assets (including off-balance sheet credit exposures) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the update requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The new methodology requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including certain loans obtained as a result of any acquisition. For available-for-sale debt securities that have experienced a deterioration in credit, Topic 326 requires an allowance for credit losses to be recognized, instead of a direct write-down, which was previously required under the other-than-temporary impairment ("OTTI") model. Topic 326 eliminates the concept of “other-than-temporary” impairment and instead focuses on determining whether any impairment is a result of a credit loss or other factors. As a result, the standard says the Company may not use the length of time a debt security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as the Company was previously allowed under the OTTI model.
ASU 2016-13 eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense referred herein as the PCD asset gross-up approach. The Company applied the new PCD asset gross-up approach at transition to all assets that were accounted for as PCI prior to adoption. Any change in the allowance for credit losses for these assets as a result of applying the new guidance is accounted for as an adjustment to the asset’s amortized cost basis and not as a cumulative-effect adjustment to beginning retained earnings. Additionally, ASU 2016-13 requires additional disclosures related to loans and debt securities. See Note 3, “Investment securities” and Note 4, “Loans and allowance for credit losses” for these disclosures.
The Company formed a cross–functional working group to oversee the adoption of CECL at the effective date. The working group developed a project plan focused on understanding the new standard, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance was achieved for each objective and milestone. The key data driver for each model was identified, populated, and internally validated. The Company also completed data and model validation testing. The Company has performed model sensitivity analysis, developed a framework for qualitative adjustments, created supporting analytics, and executed the enhanced governance and approval process. Internal controls related to the CECL process were finalized prior to adoption.
ASU 2016-13 was adopted effective January 1, 2020 using a modified retrospective approach with no adjustments to prior period comparative financial statements. Upon adoption, the Company recorded a cumulative effective adjustment to decrease retained earnings by $25,018, with corresponding adjustments to the allowance for credit losses on loans and unfunded commitments in addition to recording a deferred tax asset on its consolidated balance sheet. As of that date, the Company also recorded a cumulative effective adjustment to gross-up the amortized cost amount of its PCD loans by $558, with a corresponding adjustment to the allowance for credit losses on its consolidated balance sheet.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

A summary of the impact to the consolidated balance sheet as of the adoption date is presented in the table below:

	Balance before adoption of ASC 326	Cumulative effective adjustment to adopt ASC 326	Impact of the adjustment to adopt ASC 326	Balance at January 1, 2020 (post ASC 326 adoption)
ASSETS:
Loans	$4,409,642	$558	Increase	$4,410,200
Allowance for credit losses	(31,139)	(31,446)	Increase	(62,585)
Total impact to assets		$(30,888)	Net decrease
LIABILITIES AND EQUITY:
Allowance for credit losses on unfunded commitments	$—	$2,947	Increase	$2,947
Net deferred tax liability	20,490	(8,817)	Decrease	11,673
Retained earnings	293,524	(25,018)	Decrease	268,506
Total impact to liabilities and equity		$(30,888)	Net decrease

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected the five-year capital transition relief option.
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity may perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. ASU 2017-04 became effective for the Company on January 1, 2020. The adoption of this standard did not have any impact on the Company's consolidated financial statements or disclosures.
In August 2018, the FASB issued "Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements." This update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The update became effective on January 1, 2020 and did not have an impact on the Company's consolidated financial statements or disclosures.
In March 2019, FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements", which aligns the guidance for fair value of the underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value in Topic 820, Fair Value Measurement should be applied. ASU No. 2019-01 also requires lessors within the scope of Topic 942, "Financial Services—Depository and Lending", to present all “principal payments received under leases” within investing activities. The adoption of this standard on January 1, 2020 did not have a material impact on the Company's consolidated financial statements or disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments". The amendments related to Topic 326 address accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, vintage disclosures, and contractual extensions and renewal options and became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The improvements and clarifications related to Topic 815 address partial-term fair value hedges of interest-rate risk, amortization, and disclosure of fair value hedge basis adjustments and consideration of hedged contractually specified interest rates under the hypothetical method and became effective for the annual reporting period beginning January 1, 2020. The amendments related to Topic 825 contain various improvements to ASU 2016-01, including scope; held-to-maturity debt securities fair value disclosures; and remeasurement of equity securities at historical exchange rates and became effective as of January 1, 2020. The amendments in this update did not have a material impact on the financial statements.
Newly issued not yet effective accounting standards:
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
Note (2)—Mergers and acquisitions:
Franklin Financial Network, Inc.
On January 21, 2020, the Company entered into a definitive merger agreement with Franklin Financial Network, Inc ("Franklin"), pursuant to which Franklin will be merged with and and into the Company. Franklin has 15 branches and approximately $3.79 billion in total assets, $2.86 billion in loans, and $3.14 billion in deposits as of March 31, 2020. According to the terms of the merger agreement, Franklin shareholders will receive 0.9650 shares of FB Financial Corporation's common stock and $2.00 in cash for each share of Franklin stock. Based on the Company's closing price on the New York Stock Exchange of $38.23 per share as of January 21, 2020, the implied transaction value is approximately $602,000. The merger is expected to close in the third quarter of 2020 and is subject to regulatory approvals, approval by the Company's and Franklin's shareholders and other customary closing conditions.
FNB Financial Corp. merger
Effective February 14, 2020, the Company completed its previously announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The transaction added five branches and expanded the Company's footprint into Kentucky. Under the terms of the agreement, the Company acquired total assets of $258,190, loans of $182,171 and assumed total deposits of $209,535. Farmers National shareholders received 954,797 shares of the company's common stock as consideration in connection with the merger, in addition to $15,001 in cash consideration. Based on the closing price of the Company's common stock on the New York Stock Exchange of $36.70 on February 14, 2020, the merger consideration represented approximately $50,042 in aggregate consideration.
The acquisition of Farmers National was accounted for in accordance with FASB ASC Topic 805 "Business Combinations." Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The Company is finalizing the fair value of acquired assets and liabilities assumed and as such, purchase accounting is not yet complete. Goodwill of $5,808 recorded in connection with the transaction resulted from the ongoing business contribution of Farmers National and anticipated synergies arising from the combination of certain operational areas of the Company. The goodwill is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the acquisition of Farmers National are in alignment with the Company's core banking business.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The Company incurred $594 in merger expenses during the three months ended March 31, 2020 in connection with this transaction. These expenses are primarily comprised of professional services, employee-related costs and integration costs.
The following tables present the preliminary fair values of assets acquired and liabilities assumed as of the February 14, 2020 acquisition date and an allocation of the consideration to net assets acquired:

As of February 14, 2020
As Recorded by FB Financial Corporation
Assets
Cash and cash equivalents	$10,774
Securities	50,594
Loans, net of fair value adjustments	182,171
Allowance for credit losses on PCD loans	(669)
Premises and equipment	8,021
Core deposit intangible	2,490
Other assets	4,809
Total assets	$258,190
Liabilities
Deposits
Noninterest-bearing	$63,531
Interest-bearing checking	26,451
Money market and savings	37,002
Customer time deposits	82,551
Total deposits	209,535
Borrowings	3,192
Accrued expenses and other liabilities	1,229
Total liabilities	213,956
Total net assets acquired	$44,234

Consideration:
Net shares issued	954,797
Purchase price per share on February 14, 2020	$36.70
Value of stock consideration		$35,041
Cash consideration paid		15,001
Total purchase price		$50,042
FV of net assets acquired		44,234
Goodwill resulting from merger		$5,808
Under CECL, the Company is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition and measurement. The company initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price (i.e. the "gross up" approach). There is no provision for credit loss recognized upon acquisition of a PCD loan because the initial allowance is established through the gross-up.
The Company determined that 10.1% of the FNB loan portfolio had more-than-insignificant deterioration in credit quality since origination. These were primarily delinquent loans as of February 14, 2020, or loans that FNB has classified as nonaccrual or TDR prior to the Company's acquisition.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

March 31
2020
Purchased credit-deteriorated loans
Principal balance	$18,964
Allowance for credit losses at acquisition	(669)
Net premium attributable to other factors	63
Loans purchased credit-deteriorated fair value	$18,358
Loans recognized through the acquisition of FNB that have not experienced more-than-insignificant credit deterioration since origination are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recognized $2,885 in the income statement at acquisition related to estimated credit losses on non-PCD loans.
The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three months ended March 31, 2020 and 2019 as though the merger had been completed as of January 1, 2019. The unaudited estimated pro forma information combines the historical results of Farmers National with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Three months ended March 31,
	2020	2019
Net interest income	$57,477	$55,585
Total revenues	$100,440	$85,019
Net income	$1,181	$19,599

Note (3)—Investment securities:
The following table summarizes the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$3,007	$30	$—	$—	$3,037
Mortgage-backed securities - residential	481,651	18,028	(21)	—	499,658
Municipals, tax exempt	226,026	10,010	(359)	—	235,677
Treasury securities	24,488	372	—	—	24,860
Corporate securities	1,000	—	(15)	—	985
Total	$736,172	$28,440	$(395)	$—	$764,217

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
The components of amortized cost for debt securities on the consolidated balance sheet excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, total accrued interest receivable on debt securities was $3,218 and $2,843, respectively.
As of March 31, 2020 and December 31, 2019, the Company had $3,358 and $3,295 in marketable equity securities recorded at fair value, respectively.
Securities pledged at March 31, 2020 and December 31, 2019 had carrying amounts of $411,276 and $373,674, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At March 31, 2020 and December 31, 2019, there were $8,273 and $0, respectively, in trade date payables that related to purchases settled after period end.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2020 and December 31, 2019 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	March 31,		December 31,
	2020		2019
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$17,075	$17,168	$1,148	$1,152
Due in one to five years	36,509	36,740	11,553	11,676
Due in five to ten years	27,580	28,112	18,287	18,887
Due in over ten years	173,357	182,539	158,616	165,990
	254,521	264,559	189,604	197,705
Mortgage-backed securities - residential	481,651	499,658	487,101	490,676
Total debt securities	$736,172	$764,217	$676,705	$688,381
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$—	$1,758
Proceeds from maturities, prepayments and calls	27,657	20,814
Gross realized gains	—	1
Gross realized losses	—	7
Additionally, net gains on the change in fair value of equity securities of $63 and $49 were recognized in the three months ended March 31, 2020 and 2019, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$1,481	$(21)	$—	$—	$1,481	$(21)
Municipals, tax exempt	39,482	(359)	—	—	39,482	(359)
Corporate securities	985	(15)	—	—	985	(15)
Total	$41,948	$(395)	$—	$—	$41,948	$(395)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$47,641	$(164)	$175,730	$(1,497)	$223,371	$(1,661)
Municipals, tax exempt	15,433	(230)	—	—	15,433	(230)
Treasury securities	—	—	—	—	—	—
Total	$63,074	$(394)	$175,730	$(1,497)	$238,804	$(1,891)
As of March 31, 2020 and December 31, 2019, the Company’s securities portfolio consisted of 440 and 365 securities, 62 and 58 of which were in an unrealized loss position, respectively.
As of March 31, 2020, Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio is 100% government guaranteed, are highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded during the three months ended March 31, 2020.
Prior to the adoption of ASC 326, the Company evaluated available-for-sale debt securities with unrealized losses for other-than-temporary impairment ("OTTI") and recorded no OTTI for the for the three months ended March 31, 2019.
Note (4)—Loans and allowance for credit losses:
Loans outstanding at March 31, 2020 and December 31, 2019, by class of financing receivable are as follows:

	March 31,	December 31,
	2020	2019
Commercial and industrial	$1,020,484	$1,034,036
Construction	599,479	551,101
Residential real estate:
1-to-4 family mortgage	743,336	710,454
Residential line of credit	246,527	221,530
Multi-family mortgage	94,638	69,429
Commercial real estate:
Owner occupied	686,543	630,270
Non-owner occupied	910,822	920,744
Consumer and other	266,209	272,078
Gross loans	4,568,038	4,409,642
Less: Allowance for credit losses	(89,141)	(31,139)
Net loans	$4,478,897	$4,378,503

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of March 31, 2020 and December 31, 2019, $422,916 and $412,966, respectively, of qualifying residential mortgage loans (including loans held for sale) and $571,358 and $545,540, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. As of March 31, 2020 and December 31, 2019, $1,460,435 and $1,407,662, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the balance sheet. As of March 31, 2020, total accrued interest receivable on loans was $16,019.
As of January 1, 2020, the Company’s policy for the allowance changed with the adoption of CECL. As permitted, the new guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. Before January 1, 2020, the Company calculated the allowance on an incurred loss approach. As of January 1, 2020, the Company calculates an expected credit loss using a lifetime loss rate methodology. As a result of the difference in methodology between periods, disclosures presented below may not be comparative in nature.
The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. The weighting of the economic forecast scenarios, macroeconomic variables, and the reasonable and supportable forecast period at the macroeconomic variable-level were reviewed and approved by the Company's forecast governance committee based on expectations of future economic conditions. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
The Company's loss rate models estimate the lifetime loss rate for pools of loans by combining the calculated loss rate based on each variable within the model (including the macroeconomic variables). The lifetime loss rate for the pool is then multiplied by the loan balances to determine the expected credit losses on the pool.
The Company considers the need to qualitatively adjust its modeled quantitative expected credit loss estimate for information not already captured in the model loss estimation process. These qualitative factor adjustments may increase or decrease the Company’s estimate of expected credit losses. The Company reviews the qualitative adjustments so as to validate that information that has already been considered and included in the modeled quantitative loss estimation process is not also included in the qualitative adjustment. The Company considers the qualitative factors that are relevant to the institution as of the reporting date, which may include, but are not limited to: levels of and trends in delinquencies and performance of loans; levels of and trends in write-offs and recoveries collected; trends in volume and terms of loans; effects of any changes in reasonable and supportable economic forecasts; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and expertise; available relevant information sources that contradict the Company’s own forecast; effects of changes in prepayment expectations or other factors affecting assessments of loan contractual terms; industry conditions; and effects of changes in credit concentrations.
The quantitative models require loan data and macroeconomic variables based on the inherent credit risks in each portfolio to more accurately measure the credit risks associated with each. Each of the quantitative models pools loans with similar risk characteristics and collectively assesses the lifetime loss rate for each pool to estimate its expected credit loss.
When a loan no longer shares similar risk characteristics with other loans in any given pool, the loan is individually assessed. The Company has determined the following circumstances in which a loan may require an individual evaluation: collateral dependent loans; loans for which foreclosure is probable; troubled debt restructurings (“TDRs”) and reasonably expected TDRs. A loan is deemed collateral dependent when 1) the borrower is experiencing financial difficulty and 2) the repayment is expected to be primarily through sale or operation of the collateral. The allowance for credit losses for collateral dependent loans as well as loans where foreclosure is probable is calculated as the amount for which the loan’s amortized cost basis exceeds fair value. Fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. In cases where repayment is to be provided substantially through the sale of collateral, the Company reduces the fair value by the estimated costs to sell. Loans experiencing financial difficulty for which a concession has not yet been provided may be identified as reasonably expected TDRs. Reasonably expected TDRs use the same methodology as TDRs. In cases where the expected credit loss can only be captured through a discounted cash flow analysis (such as an interest

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

rate modification for a TDR loan), the allowance is measured by the amount which the loan’s amortized cost exceeds the discounted cash flow analysis. The allowance for credit losses on a TDR or a reasonably expected TDR is calculated individually using a discounted cash flow methodology, unless the loan is deemed to be collateral dependent or foreclosure is probable.
The Company’s changes in reasonable and supportable forecasts of macroeconomic variables, primarily due to the impact of the COVID-19 pandemic, along with projected deterioration required the Company to recognize a significant increase in provision for credit losses during the first quarter of 2020. Specifically, deterioration in the U.S. economy and labor markets including rising unemployment and forecast deterioration in the housing market data impacted the Company’s financial assets. Additionally, the acquisition of loans from Farmers National increased the allowance for credit losses by $4,494 during the quarter. See Note 2, "Mergers and acquisitions" for additional details related to PCD loans acquired on February 14, 2020.
The following provides the changes in the allowance for credit losses by class of financing receivable for the three months ended March 31, 2020 and 2019:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for credit losses	1,829	10,954	1,664	1,985	1,444	3,038	5,935	1,115	27,964
Recoveries of loans previously charged-off	88	—	24	15	—	14	—	193	334
Loans charged off	(1,234)	—	(242)	—	—	(209)	—	(726)	(2,411)
Initial allowance on loans purchased with deteriorated credit quality	11	11	107	3	—	54	443	40	669
Ending balance - March 31, 2020	$10,881	$22,842	$13,006	$6,213	$2,328	$9,047	$18,005	$6,819	$89,141

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for credit losses	333	28	(65)	(73)	(27)	(121)	434	882	1,391
Recoveries of loans previously charged-off	12	1	13	25	—	87	—	224	362
Loans charged off	(179)	—	(81)	(32)	—	—	—	(579)	(871)
Ending balance - March 31, 2019	$5,514	$9,758	$3,295	$731	$539	$3,098	$4,583	$2,296	$29,814

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table provides the amount of the allowance for credit losses by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of December 31, 2019 :

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

The following table provides the amount of loans by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality as of December 31, 2019:

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans that share similar risk characteristics collectively. Loans that do not share similar risk characteristics are evaluated individually.
The Company uses the following definitions for risk ratings:
Pass. Loans rated Pass include those that are adequately performing and collateralized and which management believes do not have conditions that have occurred or may occur which would result in the loan being downgraded into an inferior category.
Watch.    Loans rated as Watch include those that management believes have conditions that have occurred, or may occur, which could result in the loan being downgraded to an inferior category. Also included in watch are loans rated as special mention, which have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
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
Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes.
The following table presents the credit quality of our loan portfolio by year of origination as of March 31, 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the table below.

As of March 31, 2020
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$29,008	$178,014	$82,142	$46,942	$38,723	$34,087	$502,092	$911,008
Watch	—	10,643	29,243	6,647	5,766	4,691	32,191	89,181
Substandard	—	2,385	4,649	1,474	1,386	3,765	6,636	20,295
Doubtful	—	—	—	—	—	—	—	—
Total	29,008	191,042	116,034	55,063	45,875	42,543	540,919	1,020,484

Construction
Pass	22,601	180,870	103,731	59,843	33,080	81,213	98,582	579,920
Watch	—	529	825	10,099	769	2,877	—	15,099
Substandard	—	854	—	34	—	3,241	212	4,341
Doubtful	—	101	—	—	18	—	—	119
Total	22,601	182,354	104,556	69,976	33,867	87,331	98,794	599,479

Residential real estate:
1-to-4 family mortgage
Pass	46,111	183,701	149,607	97,244	68,876	156,697	—	702,236
Watch	325	3,425	1,195	2,286	3,921	13,358	—	24,510
Substandard	—	978	1,584	3,848	1,636	8,020	—	16,066
Doubtful	—	—	—	16	68	440	—	524
Total	46,436	188,104	152,386	103,394	74,501	178,515	—	743,336

Residential line of credit
Pass	88	586	426	333	608	4,404	236,775	243,220
Watch	—	—	—	14	—	—	858	872
Substandard	—	—	—	—	—	79	1,836	1,915
Doubtful	—	—	—	—	—	—	520	520
Total	88	586	426	347	608	4,483	239,989	246,527

Multi-family mortgage
Pass	18,706	13,848	6,819	23,602	2,972	28,629	—	94,576
Watch	—	—	—	—	—	62	—	62
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	18,706	13,848	6,819	23,602	2,972	28,691	—	94,638

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate
Owner occupied
Pass	23,592	143,780	86,554	74,223	68,452	169,360	59,507	625,468
Watch	—	2,930	1,530	23,001	3,915	15,473	3,263	50,112
Substandard	—	1,804	321	982	60	6,555	1,241	10,963
Doubtful	—	—	—	—	—	—	—	—
Total	23,592	148,514	88,405	98,206	72,427	191,388	64,011	686,543

Non-owner occupied
Pass	27,593	144,200	192,928	131,450	178,873	182,983	24,904	882,931
Watch	—	—	1,716	312	214	11,705	133	14,080
Substandard	—	32	208	—	385	13,186	—	13,811
Doubtful	—	—	—	—	—	—	—	—
Total	27,593	144,232	194,852	131,762	179,472	207,874	25,037	910,822

Consumer and other loans
Pass	13,197	65,905	49,483	31,174	44,369	32,513	7,591	244,232
Watch	—	551	1,034	1,611	3,321	9,062	588	16,167
Substandard	20	79	592	691	650	2,036	352	4,420
Doubtful	—	146	373	421	104	346	—	1,390
Total	13,217	66,681	51,482	33,897	48,444	43,957	8,531	266,209

Total Loans
Pass	180,896	910,904	671,690	464,811	435,953	689,886	929,451	4,283,591
Watch	325	18,078	35,543	43,970	17,906	57,228	37,033	210,083
Substandard	20	6,132	7,354	7,029	4,117	36,882	10,277	71,811
Doubtful	—	247	373	437	190	786	520	2,553
Total	$181,241	$935,361	$714,960	$516,247	$458,166	$784,782	$977,281	$4,568,038

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table shows credit quality indicators by class of financing receivable at December 31, 2019.

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
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables provide information on nonaccrual and past due loans as of March 31, 2020 and December 31, 2019. Purchased credit impaired ("PCI") loans have historically not been included in the nonperforming disclosures as these loans are considered to be performing, even though they may be contractually past due. This is because any non-payment of contractual principal or interest was considered in the periodic re-estimation of expected cash flows and was included in the 2019 loan loss provision or future period yield adjustments. Under PCD accounting, management considers changes in the credit quality of the borrower as part of its regular estimation of expected credit losses and does not make the same future yield adjustments as under the PCI accounting. Consequently, PCD loans that are contractually past due or on nonaccrual status, including those formerly accounted for as PCI loans, are included in the March 31, 2020 nonperforming disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table represents an analysis of the aging by class of financing receivable as of March 31, 2020:

March 31, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$5,015	$728	$3,584	$1,011,157	$1,020,484
Construction	6,770	183	1,439	591,087	599,479
Residential real estate:
1-to-4 family mortgage	9,569	3,975	5,153	724,639	743,336
Residential line of credit	450	652	600	244,825	246,527
Multi-family mortgage	415	—	—	94,223	94,638
Commercial real estate:
Owner occupied	2,008	1	1,903	682,631	686,543
Non-owner occupied	2,931	32	9,735	898,124	910,822
Consumer and other	2,852	888	2,133	260,336	266,209
Total	$30,010	$6,459	$24,547	$4,507,022	$4,568,038

The following table provides the amortized cost basis of loans on non-accrual status by class of financing receivable as of March 31, 2020:

March 31, 2020	Beginning of period non-accrual amortized cost	End of period non-accrual amortized cost	Related allowance	Non-accrual with no related allowance	Interest income on non-accrual loans

Commercial and industrial	$5,586	$3,584	$185	$2,496	$152
Construction	1,254	1,439	14	1,226	27
Residential real estate:
1-to-4 family mortgage	4,585	5,153	54	176	7
Residential line of credit	489	600	6	151	1
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	2,285	1,903	79	1,098	21
Non-owner occupied	9,460	9,735	442	2,339	19
Consumer and other	1,623	2,133	84	—	—
Total	$25,282	$24,547	$864	$7,486	$227

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following table provides the period-end amounts of loans that are past due, loans not accruing interest and loans current on payments accruing interest by category at December 31, 2019:

December 31, 2019	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Purchased Credit Impaired loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,918	$291	$5,587	$1,684	$1,024,556	$1,034,036
Construction	1,021	42	1,087	2,884	546,067	551,101
Residential real estate:
1-to-4 family mortgage	10,738	3,965	3,332	19,338	673,081	710,454
Residential line of credit	658	412	416	73	219,971	221,530
Multi-family mortgage	63	—	—	—	69,366	69,429
Commercial real estate:
Owner occupied	1,375	—	1,793	5,891	621,211	630,270
Non-owner occupied	327	—	7,880	10,197	902,340	920,744
Consumer and other	2,377	833	967	17,085	250,816	272,078
Total	$18,477	$5,543	$21,062	$57,152	$4,307,408	$4,409,642

Impaired loans recognized in conformity with ASC 310 at December 31, 2019 segregated by class, were as follows:

December 31, 2019	Recorded investment	Unpaid principal	Related allowance
With a related allowance recorded:
Commercial and industrial	$6,080	$8,350	$241
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	264	324	8
Residential line of credit	320	320	9
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	756	1,140	238
Non-owner occupied	6,706	6,747	399
Consumer and other	—	—	—
Total	$14,126	$16,881	$895
With no related allowance recorded:
Commercial and industrial	$2,946	$3,074	$—
Construction	2,061	2,499	—
Residential real estate:
1-to-4 family mortgage	1,083	1,449	—
Residential line of credit	259	280	—
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,237	2,627	—
Non-owner occupied	1,049	1,781	—
Consumer and other	49	49	—
Total	$9,684	$11,759	$—
Total impaired loans	$23,810	$28,640	$895

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Average recorded investment and interest income on a cash basis recognized during the three months ended March 31, 2019 on impaired loans, segregated by class, were as follows:

Three months ended March 31, 2019	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$1,902	$38
Construction	—	—
Residential real estate:
1-to-4 family mortgage	275	2
Residential line of credit	—	—
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	375	2
Non-owner occupied	5,668	—
Consumer and other	—	—
Total	$8,220	$42
With no related allowance recorded:
Commercial and industrial	1,044	14
Construction	1,221	48
Residential real estate:
1-to-4 family mortgage	656	8
Residential line of credit	425	2
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	1,957	28
Non-owner occupied	1,049	—
Consumer and other	72	2
Total	$6,424	$102
Total impaired loans	$14,644	$144
Purchased Credit Impaired Loans
As of December 31, 2019, the carrying value of PCI loans accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" was $57,152. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

Three Months Ended March 31,
2019
Balance at the beginning of period	$(16,587)
Principal reductions and other reclassifications from nonaccretable difference	220
Accretion	2,183
Changes in expected cash flows	(630)
Balance at end of period	$(14,814)
Included in the ending balance of the accretable yield on PCI loans at December 31, 2019, is a purchase accounting liquidity discount of $292. There is also a purchase accounting nonaccretable credit discount of $3,537 related to the PCI loan portfolio at December 31, 2019, and an accretable credit and liquidity discount on non-PCI loans of $8,964 and $3,924, respectively, as of December 31, 2019.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, is being recognized on all PCI loans. Accretion of interest income amounting to $2,183 was recognized on PCI loans during the three months ended March 31, 2019. This includes both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $1,831 for the three months ended March 31, 2019.
Troubled Debt Restructuring (TDRs)
As of March 31, 2020 and December 31, 2019, the Company has a recorded investment in troubled debt restructurings of $11,566 and $12,206, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. The Company has calculated $143 and $360 of specific reserves for those loans at March 31, 2020 and December 31, 2019, respectively. There were no commitments to lend any additional amounts to these customers for either period end. Of these loans, $4,893 and $5,201 were classified as non-accrual loans as of March 31, 2020 and December 31, 2019, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Three Months Ended March 31, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$64	$64	$—
Total	1	$64	$64	$—

Three Months Ended March 31, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$3,188	$3,188	$—
Total	2	$3,188	$3,188	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the years ended March 31, 2020 and 2019 that did not meet the definition of a troubled debt restructuring. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments. During the three months ended March 31, 2020, the Company executed deferrals on loans with principal balances totaling $35,461 in connection with the COVID-19 relief provided by the CARES Act. These deferrals typically ranged from sixty to ninety days and were not considered troubled debt restructurings under the interagency regulatory guidance or the CARES Act issued in March 2020.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.
For loans for which the repayment (based on the Company's assessment) is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, the following table presents the loans and the corresponding individually assessed allowance for credit losses by class of financing receivable.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	March 31, 2020
	Type of Collateral
	Real Estate	Land	Farmland	Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$—	$—	$—	$36	$—
Construction	—	1,024	—	—	—
Residential real estate:
1-to-4 family mortgage	125	—	—	—	—
Residential line of credit	320	—	—	—	9
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	744	—	—	—	41
Non-owner occupied	2,391	—	—	—	81
Consumer and other	—	—	332	—	—
Total	$3,580	$1,024	$332	$36	$131
Note (5)—Other real estate owned:
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$18,939	$12,643
Transfers from loans	365	1,106
Transfers to premises and equipment	(841)	—
Proceeds from sale of other real estate owned	(1,442)	(716)
Gain (loss) on sale of other real estate owned	175	(7)
Loans provided for sales of other real estate owned	—	(166)
Write-downs and partial liquidations	(124)	(32)
Balance at end of period	$17,072	$12,828
Foreclosed residential real estate properties totaled $3,788 and $4,295 as of March 31, 2020 and December 31, 2019, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $607 and $82 at March 31, 2020 and December 31, 2019, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $7,740 and $8,956 as of March 31, 2020 and December 31, 2019, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (6)—Goodwill and intangible assets:
The following table summarizes changes in goodwill during the three months ended March 31, 2020. There was no such activity during the three months ended March 31, 2019.

Goodwill
Balance at December 31, 2019	$169,051
Addition from acquisition of Farmers National (see Note 2)	5,808
Balance at March 31, 2020	$174,859
Goodwill is tested annually, or more often if circumstances warrant, for impairment. Impairment exists when a reporting unit's carrying value exceeds its fair value. The Company tested goodwill for impairment as of December 31, 2019 and determined there to be no impairment. Given the significant economic decline during the first quarter of 2020 due to COVID-19 and the negative impact on most businesses, including banking, management determined it would be prudent to evaluate any adverse impact to the Company's recorded goodwill. As of March 31, 2020, the Company performed a qualitative assessment and determined it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. As such, no impairment was required.
Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The composition of core deposit and other intangibles as of March 31, 2020 and December 31, 2019 are as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2020
Core deposit intangible	$52,165	$(34,970)	$17,195
Customer base trust intangible	1,600	(427)	1,173
Manufactured housing servicing intangible	1,088	(580)	508
Total core deposit and other intangibles	$54,853	$(35,977)	$18,876

December 31, 2019
Core deposit intangible	$49,675	$(33,861)	$15,814
Customer base trust intangible	1,600	(387)	1,213
Manufactured housing servicing intangible	1,088	(526)	562
Total core deposit and other intangibles	$52,363	$(34,774)	$17,589
During the first quarter of 2020, the Company recorded $2,490 of core deposit intangibles resulting from the Farmers National acquisition, which is being amortized over a weighted average life of approximately 4 years.
Amortization expense for core deposit and other intangibles for the three months ended March 31, 2020 and March 31, 2019 was $1,203 and $729, respectively.
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

2020	$3,492
2021	4,089
2022	3,350
2023	2,574
2024	2,015
Thereafter	3,356
$18,876

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (7)—Leases:
As of March 31, 2020, the Company was the lessee in 35 operating leases of certain branch, mortgage and operations locations with terms varying from greater than one year to 36 years. Leases with initial terms of less than one year are not recorded on the balance sheet. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
Many leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew are included in the right-of-use ("ROU") asset and lease liability.
Information related to the Company's operating leases is presented below:

	March 31,	December 31,
	2020	2019
Right-of-use assets	$31,628	$32,539
Lease liabilities	34,572	35,525
Weighted average remaining lease term (in years)	13.99	14.07
Weighted average discount rate	3.45%	3.44%
The components of lease expense included in Occupancy and equipment expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost (1)	$1,289	$1,112
Short-term lease cost	136	224
Variable lease cost	138	100
Total lease cost	$1,563	$1,436
(1) Includes amortization of favorable lease intangible
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

March 31,
2020
Lease payments due on or before:
March 31, 2021	$5,474
March 31, 2022	4,948
March 31, 2023	4,058
March 31, 2024	3,736
March 31, 2025	3,152
Thereafter	23,389
Total undiscounted cash flows	44,757
Discount on cash flows	(10,185)
Total lease liability	$34,572

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (8)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Carrying value at beginning of period	$75,521	$88,829
Capitalization	7,796	8,720
Sales	—	(29,160)
Change in fair value:
Due to pay-offs/pay-downs	(4,643)	(1,795)
Due to change in valuation inputs or assumptions	(16,093)	(2,563)
Carrying value at end of period	$62,581	$64,031

The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, within the Mortgage Segment operating results for three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Servicing income:
Servicing income	$5,018	$4,751
Change in fair value of mortgage servicing rights	(20,736)	(4,358)
Change in fair value of derivative hedging instruments	14,868	2,477
Servicing income	(850)	2,870
Servicing expenses	1,401	1,744
Net servicing (loss) income(1)	$(2,251)	$1,126
(1) - Excludes benefit of custodial service related noninterest bearing deposits held by the Bank.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Unpaid principal balance	$7,048,917	$6,734,496
Weighted-average prepayment speed (CPR)	16.32%	10.05%
Estimated impact on fair value of a 10% increase	$(4,064)	$(2,839)
Estimated impact on fair value of a 20% increase	$(7,732)	$(5,474)
Discount rate	8.21%	9.68%
Estimated impact on fair value of a 100 bp increase	$(2,470)	$(3,086)
Estimated impact on fair value of a 200 bp increase	$(4,751)	$(5,932)
Weighted-average coupon interest rate	4.13%	4.20%
Weighted-average servicing fee (basis points)	28	29
Weighted-average remaining maturity (in months)	333	335
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 11, "Derivatives" for additional information on these hedging instruments.
From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company generally continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the three months ended March 31, 2019 the Company sold $29,160 of mortgage servicing rights on $2,034,374, of serviced mortgage loans. There was not a significant gain or loss recognized in connection with the sale. During the three months ended March 31, 2020, there were no such transactions. As of March 31, 2020 and 2019, there were no loans being serviced that related to the bulk sale of mortgage servicing rights. As of March 31, 2020 and December 31, 2019, mortgage escrow deposits totaled to $110,150 and $92,610, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (9)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	For the Three Months Ended March 31,
	2020	2019
Current	$8,168	$10,194
Deferred	(8,088)	(4,219)
Total	$80	$5,975
Federal income tax expense differs from the statutory federal rate of 21% for three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020		2019
Federal taxes calculated at statutory rate	$173	21.0%	$5,368	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(132)	(16.0)%	1,138	4.5%
Benefit of equity based compensation	139	16.8%	(392)	(1.5)%
Municipal interest income, net of interest disallowance	(264)	(32.0)%	(216)	(0.8)%
Bank owned life insurance	(18)	(2.2)%	(12)	—%
Merger costs	131	15.9%	—	—%
Other	51	6.2%	89	0.2%
Income tax expense, as reported	$80	9.7%	$5,975	23.4%

 The components of the net deferred tax liability at March 31, 2020 and December 31, 2019, are as follows:

	March 31,	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$24,430	$8,113
Operating lease liability	9,125	9,373
Amortization of core deposit intangible	862	1,386
Deferred compensation	3,473	5,231
Unrealized loss on debt securities	54	54
Unrealized loss on equity securities	76	60
Unrealized loss on cash flow hedges	253	—
Other	2,677	2,388
Subtotal	40,950	26,605
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Operating lease - right of use asset	(8,402)	(8,641)
Depreciation	(5,927)	(5,078)
Unrealized gain on cash flow hedges	—	(203)
Unrealized gain on debt securities	(7,490)	(3,051)
Mortgage servicing rights	(16,306)	(19,678)
Goodwill	(9,470)	(8,859)
Other	(1,000)	(1,035)
Subtotal	(49,145)	(47,095)
Net deferred tax liability	$(8,195)	$(20,490)

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

	March 31	December 31
	2020	2019
Commitments to extend credit, excluding interest rate lock commitments	$1,154,092	$1,086,173
Letters of credit	20,080	19,569
Balance at end of period	$1,174,172	$1,105,742
In connection with the adoption of CECL on January 1, 2020, the Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. As such, the Company recorded an allowance for credit losses on unfunded commitments in other liabilities amounting to $2,947. The impact net of taxes was recorded as part of the cumulative adjustment to retained earnings of $25,018 on January 1, 2020.
The table below presents activity within the allowance for credit losses on unfunded commitments:

For the Three Months Ended March 31,
2020
Balance at beginning of period	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	2,947
Increase from unfunded commitments acquired in business combination	70
Provision for credit losses on unfunded commitments	1,601
Balance at end of period	$4,618
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $2,799 and $1,393, for the three months ended March 31, 2020 and 2019, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$3,529	$3,273
Provision for loan repurchases or indemnifications	372	59
Recoveries on previous losses	(72)	—
Balance at end of period	$3,829	$3,332

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for mortgage loans are typically locked in for between 45 to 90 days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets.  The Company also enters into best effort or mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
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
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of March 31, 2020 and December 31, 2019, the fair value of these contracts resulted in a liability of $2,063 and $515, respectively.
In July 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of March 31, 2020 and December 31, 2019, there was $808 and $955, respectively, remaining in the other comprehensive income to be accreted.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At March 31, 2020 and December 31, 2019, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $64,163 and $33,616, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	March 31, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$526,360	$38,767	$38,722
Forward commitments	1,171,167	—	23,363
Interest rate-lock commitments	1,084,533	27,514	—
Futures contracts	394,500	—	2,548
Total	$3,176,560	$66,281	$64,633

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$440,556	$14,929	$14,929
Forward commitments	684,437	—	866
Interest rate-lock commitments	453,198	7,052	—
Futures contracts	389,000	—	1,623
Total	$1,967,191	$21,981	$17,418

	March 31, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$2,063

	December 31, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$515
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended March 31,
	2020	2019
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$20,462	$1,880
Forward commitments	(26,457)	(4,404)
Futures contracts	10,911	1,871
Option contracts	—	13
Total	$4,916	$(640)

	Three Months Ended March 31,
	2020	2019
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $52 and $33	$147	$94
(Loss) gain included in interest expense on borrowings	(12)	55
Total	$135	$149

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
	2020	2019
Designated as hedging:
Amount of (loss) gain recognized in other comprehensive income, net of tax $403 and $116	$(1,145)	$(331)
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
Collateral dependent loans (Impaired loans prior to the adoption of ASC 326) - loans for which, based on current information and events, the Company has determined foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral and it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral dependent loans are classified as Level 3.
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	Fair Value
March 31, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$425,094	$425,094	$—	$—	$425,094
Investment securities	767,575	—	767,575	—	767,575
Loans, net	4,478,897	—	—	4,480,393	4,480,393
Loans held for sale	325,304	—	325,304	—	325,304
Interest receivable	19,644	—	3,625	16,019	19,644
Mortgage servicing rights	62,581	—	—	62,581	62,581
Derivatives	66,281	—	66,281	—	66,281
Financial liabilities:
Deposits:
Without stated maturities	$4,142,635	$4,142,635	$—	$—	$4,142,635
With stated maturities	1,234,297	—	1,243,610	—	1,243,610
Securities sold under agreement to repurchase and federal funds sold	31,892	31,892	—	—	31,892
Federal Home Loan Bank advances	250,000	—	259,037	—	259,037
Subordinated debt	30,930	—	28,921	—	28,921
Other borrowings	15,000	—	15,000	—	15,000
Interest payable	8,893	427	8,466	—	8,893
Derivatives	66,696	—	66,696	—	66,696

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Fair Value
December 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$232,681	$232,681	$—	$—	$232,681
Investment securities	691,676	—	691,676	—	691,676
Loans, net	4,378,503	—	—	4,363,903	4,363,903
Loans held for sale	262,518	—	262,518	—	262,518
Interest receivable	17,083	—	3,282	13,801	17,083
Mortgage servicing rights	75,521	—	—	75,521	75,521
Derivatives	21,981	—	21,981	—	21,981
Financial liabilities:
Deposits:
Without stated maturities	$3,743,085	$3,743,085	$—	$—	$3,743,085
With stated maturities	1,191,853	—	1,200,145	—	1,200,145
Securities sold under agreement to repurchase and federal funds sold	23,745	23,745	—	—	23,745
Federal Home Loan Bank advances	250,000	—	250,213	—	250,213
Subordinated debt	30,930	—	29,706	—	29,706
Interest payable	6,465	376	6,089	—	6,465
Derivatives	17,933	—	17,933	—	17,933
The balances and levels of the assets measured at fair value on a recurring basis at March 31, 2020 are presented in the following table:

March 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$3,037	$—	$3,037
Mortgage-backed securities	—	499,658	—	499,658
Municipals, tax-exempt	—	235,677	—	235,677
Treasury securities	—	24,860	—	24,860
Corporate securities	—	985	—	985
Equity securities	—	3,358	—	3,358
Total	$—	$767,575	$—	$767,575
Loans held for sale	$—	$325,304	$—	$325,304
Mortgage servicing rights	—	—	62,581	62,581
Derivatives	—	66,281	—	66,281
Financial Liabilities:
Derivatives	—	66,696	—	66,696

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a non-recurring basis at March 31, 2020 are presented in the following table:

At March 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$1,058	$1,058
Collateral dependent loans:
Commercial and industrial	$—	$—	$1,566	$1,566
Residential real estate:
1-4 family mortgage	—	—	—	—
Residential line of credit	—	—	—	311
Commercial real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	—	5,704	5,704
Consumer and other	—	—	—	—
Total collateral dependent loans	$—	$—	$7,270	$7,270

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2019 are presented in the following table:

At December 31, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
Mortgage-backed securities	$—	$490,676	$—	$490,676
Municipals, tax-exempt	—	189,235	—	189,235
Treasury securities	—	7,448	—	7,448
Corporate securities	—	1,022	—	1,022
Equity securities	—	3,295	—	3,295
Total	$—	$691,676	$—	$691,676
Loans held for sale	$—	$262,518	$—	$262,518
Mortgage servicing rights	—	—	75,521	75,521
Derivatives	—	21,981	—	21,981
Financial Liabilities:
Derivatives	—	17,933	—	17,933

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
The following table presents information as of March 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$7,270	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$1,058	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
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
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the client and client's business. Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset's fair value at the date of foreclosure are charged to the allowance for credit losses. Appraisals for both collateral dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Fair value option
The Company measures all loans originated for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and more accurately matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net gains of $5,818 and losses of $1,207 resulting from fair value changes of mortgage loans were recorded in income during the three months ended March 31, 2020 and 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the Consolidated Statements of Income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
As of March 31, 2020 and December 31, 2019, there was $54,569 and $51,705, respectively, of GNMA loans previously sold that the Company did not record on its Consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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
The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$325,304	$311,836	$13,468
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2019
Mortgage loans held for sale measured at fair value	$262,518	$254,868	$7,650
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

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
During the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination ("TPO") channel and on August 1, 2019, the Company completed the sale of its correspondent channel. The mortgage segment incurred $1,054 in restructuring and miscellaneous charges during the three months ended March 31, 2019 related to these sales.
The following tables provide segment financial information for the three months ended March 31, 2020 and 2019 as follows:

Three Months Ended March 31, 2020	Banking	Mortgage	Consolidated
Net interest income	$56,233	$16	$56,249
Provisions for credit losses(1)	29,565	—	29,565
Mortgage banking income	10,651	27,962	38,613
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(5,868)	(5,868)
Other noninterest income	9,955	—	9,955
Depreciation and amortization	1,492	120	1,612
Amortization of intangibles	1,203	—	1,203
Other noninterest mortgage banking expense	7,175	17,447	24,622
Other noninterest expense(3)	41,122	—	41,122
Income (loss) before income taxes	$(3,718)	$4,543	$825
Income tax expense			80
Net income			$745
Total assets	$6,211,640	$444,047	$6,655,687
Goodwill	174,859	—	174,859

(1)	Includes $1.6 in provision for credit losses on unfunded commitments.

(2)	Included in mortgage banking income.

(3)	Includes $3,050 of merger costs in the Banking segment.

Three Months Ended March 31, 2019	Banking	Mortgage	Consolidated
Net interest income	$52,993	$23	$53,016
Provision for credit losses	1,391	—	1,391
Mortgage banking income	4,386	18,516	22,902
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(1,881)	(1,881)
Other noninterest income	8,018	—	8,018
Depreciation and amortization	1,042	130	1,172
Amortization of intangibles	729	—	729
Other noninterest mortgage banking expense	2,831	17,356	20,187
Other noninterest expense(2)	31,959	1,054	33,013
Income (loss) before income taxes	$27,445	$(1,882)	$25,563
Income tax expense			5,975
Net income			$19,588
Total assets	$4,987,744	$347,412	$5,335,156
Goodwill	137,090	100	137,190

(1)	Included in mortgage banking income.

(2)	Includes $621 in merger costs in banking segment and $1,054 in mortgage segment related to mortgage restructuring charges.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 3.25% and 5.50% as of March 31, 2020 and 2019, respectively, and further limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $2,375 and $2,558 for the three months ended March 31, 2020 and 2019, respectively.
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2020 and December 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject.
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.
Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital (to risk-weighted assets)
FB Financial Corporation	$688,396	12.5%	$440,573	8.0%	$578,253	10.5%	N/A	N/A
FirstBank	696,625	12.7%	438,819	8.0%	575,950	10.5%	$548,524	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$636,922	11.6%	$329,442	6.0%	$466,710	8.5%	N/A	N/A
FirstBank	645,151	11.7%	330,847	6.0%	468,699	8.5%	$441,129	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$636,922	10.3%	$247,348	4.0%	N/A	N/A	N/A	N/A
FirstBank	645,151	10.4%	248,135	4.0%	N/A	N/A	$310,169	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$606,922	11.0%	$248,286	4.5%	$386,223	7.0%	N/A	N/A
FirstBank	645,151	11.7%	248,135	4.5%	385,988	7.0%	$358,417	6.5%

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

Note (15)—Stock-Based Compensation
Restricted Stock Units
The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes information about vested and unvested restricted stock units as of the dates indicated:

	For the Three Months Ended March 31,
	2020		2019
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	826,263	$23.76	1,140,215	$21.96
Grants	109,347	36.71	142,008	34.01
Released and distributed (vested)	(90,500)	35.92	(181,958)	24.91
Forfeited/expired	(4,592)	34.34	(4,343)	27.67
Balance at end of period	840,518	$23.68	1,095,922	$23.30

The total fair value of restricted stock units vested and released, excluding cash-settled EBI units, was $3,251 and $4,533 for three months ended March 31, 2020 and 2019, respectively.
The compensation cost related to stock grants and vesting of restricted stock units, excluding cash-settled EBI units, was $1,802 and $1,638 for the three months ended March 31, 2020 and 2019, respectively. This included $147 and $172 paid to Company independent directors during the three months ended March 31, 2020 and 2019, respectively, related to independent director grants and compensation elected to be settled in stock.
As of March 31, 2020 and 2019, there were $12,667 and $12,004, respectively, of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.44 years and 2.34 years, respectively. At March 31, 2020 and December 31, 2019, there were $403 and $375, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Performance Based Restricted Stock Units:
During 2020, the Company began awarding performance-based restricted stock units ("PSUs") to executives and other officers and employees. PSUs are subject to the attainment of designated criteria during a fixed three-year period. The number of shares issued upon vesting will range from 0% to 200% of the shares granted. The PSUs vest at the end of a three-year period based on average adjusted return on tangible equity as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.
The Company granted 53,975 shares of performance based restricted stock units and recorded compensation cost of $81 during the three months ended March 31, 2020. As of March 31, 2020, the maximum unrecognized compensation cost related to the nonvested PSUs was $3,746, and the remaining performance period over which the cost could be recognized was 2.92 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). During the three months ended March 31, 2020 and 2019, there were 12,145 and 10,613 shares of common stock issues under the ESPP, respectively. As of March 31, 2020 and 2019, there were 2,397,040 and 2,421,743 shares available for issuance under the ESPP, respectively.
Note (16)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2019	$30,880
New loans and advances	775
Change in related party status	—
Repayments	(2,738)
Loans outstanding at March 31, 2020	$28,917

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $21,518 and $19,404 at March 31, 2020 and December 31, 2019, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $272,744 and $238,781 as of March 31, 2020 and December 31, 2019, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $76 and $86 in unamortized leasehold improvements related to these leases at March 31, 2020 and December 31, 2019, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $128 and $129 for the three months ended March 31, 2020 and 2019, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

(D) Aviation time sharing agreement:
The Company is a participant to aviation time sharing agreements with entities owned by a certain director of the Company. During the three months ended March 31, 2020 and 2019, the Company made payments of $33 and $27, respectively, under these agreements.
ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at March 31, 2020 and December 31, 2019 and our results of operations for the three months ended March 31, 2020 and 2019 and should be read in conjunction with our audited consolidated financial statements  set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2020 (our "Annual Report") and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this "Report").
Forward-looking statements
Certain statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding the projected impact of the COVID-19 global pandemic on our business operations, statements relating to the timing, benefits, costs, and synergies of the proposed merger with Franklin Financial Network, Inc. (“Franklin”) (the “Franklin merger”) and of the recent merger with FNB Financial Corp. (“FNB”) (together with the Franklin merger, the “mergers”), and FB Financial’s future plans, results, strategies, and expectations. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection,” and other variations of such words and phrases and similar expressions.
These forward-looking statements are not historical facts, and are based upon current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond FB Financial’s control. The inclusion of these forward-looking statements should not be regarded as a representation by FB Financial or any other person that such expectations, estimates, and projections will be achieved. Accordingly, FB Financial cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth in the local or regional economies in which we operate and/or the US economy generally, (2) the effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and its impact on general economic and financial market conditions and on our business and our customers' business, results of operations, asset quality and financial condition, (3) changes in government interest rate policies, (4) our ability to effectively manage problem credits, (5) the risk that the cost savings and any revenue synergies from the mergers or another acquisition may not be realized or may take longer than anticipated to be realized, (6) disruption from the mergers with customer, supplier, or employee relationships, (7) the occurrence of any event, change, or other circumstances that could give rise to the termination of the merger agreement with Franklin, (8) the failure to obtain necessary regulatory approvals for the Franklin merger, (9) the failure to obtain the approval of FB Financial and Franklin’s shareholders in connection with the Franklin merger, (10) the possibility that the costs, fees, expenses, and charges related to the mergers may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (11) the failure of the conditions to the Franklin merger to be satisfied, (12) the risks related to the integrations of the combined businesses following the mergers, including the risk that the integrations will be materially delayed or will be more costly or difficult than expected, (13) the diversion of management time on issues related to the mergers, (14) the ability of FB Financial to effectively manage the larger and more complex operations of the combined company following the Franklin merger, (15) the risks associated with FB Financial’s pursuit of future acquisitions, (16) reputational risk and the reaction of the parties’ respective customers to the mergers, (17) FB Financial’s ability to successful execute its various business strategies, including its ability to execute on potential acquisition opportunities, (18) the risk of potential litigation or regulatory action related to the Franklin merger, and (19) general competitive, economic, political, and market conditions. Further information regarding FB Financial and factors which could affect the forward-looking statements contained herein can be found in FB Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and its other filings with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond FB Financial’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and FB Financial undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for FB Financial to predict their occurrence or how they will affect the company. FB Financial qualifies all forward-looking statements by these cautionary statements.
Critical accounting policies
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry.  Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods.  We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, "Basis of Presentation," in the notes to our consolidated financial statements in our Annual report. Subsequent adoptions and changes to critical accounting policies during the three months ended March 31, 2020 are further described in Note 1 within "Part 1. Financial Information - Notes to consolidated financial statements" of this report.

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
	2020	2019	2019
Statement of Income Data
Total interest income	$69,674	$65,933	$282,537
Total interest expense	13,425	12,917	56,501
Net interest income	56,249	53,016	226,036
Provisions for credit losses	29,565	1,391	7,053
Total noninterest income	42,700	29,039	135,397
Total noninterest expense	68,559	55,101	244,841
Net income before income taxes	825	25,563	109,539
Income tax expense	80	5,975	25,725
Net income	$745	$19,588	$83,814
Net interest income (tax—equivalent basis)	$56,784	$53,461	$227,930
Per Common Share
Basic net income	$0.02	$0.63	$2.70
Diluted net income	0.02	0.62	2.65
Book value(1)	24.40	22.51	24.56
Tangible book value(4)	18.35	17.73	18.55
Cash dividends declared	0.09	0.08	0.32
Selected Balance Sheet Data
Cash and cash equivalents	$425,094	$195,414	$232,681
Loans held for investment	4,568,038	3,786,791	4,409,642
Allowance for credit losses	(89,141)	(29,814)	(31,139)
Loans held for sale	325,304	248,054	262,518
Investment securities, at fair value	767,575	670,835	691,676
Other real estate owned, net	17,072	12,828	18,939
Total assets	6,655,687	5,335,156	6,124,921
Customer deposits	5,356,569	4,242,349	4,914,587
Brokered and internet time deposits	20,363	60,842	20,351
Total deposits	5,376,932	4,303,191	4,934,938
Borrowings	327,822	229,178	304,675
Total shareholders' equity	782,330	694,577	762,329

Selected Ratios
Return on average:
Assets(2)	0.05%	1.54%	1.45%
Shareholders' equity(2)	0.39%	11.6%	11.6%
Tangible common equity(4)	0.52%	14.8%	15.4%
Average shareholders' equity to average assets	12.0%	13.2%	12.5%
Net interest margin (tax-equivalent basis)	3.92%	4.61%	4.34%
Efficiency ratio	69.3%	67.2%	67.7%
Adjusted efficiency ratio (tax-equivalent basis)(4)	65.7%	64.9%	65.4%
Loans held for investment to deposit ratio	85.0%	88.0%	89.4%
Yield on interest-earning assets	4.84%	5.73%	5.42%
Cost of interest-bearing liabilities	1.27%	1.52%	1.48%
Cost of total deposits	0.94%	1.14%	1.10%
Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income	1.95%	0.79%	0.71%
Allowance for credit losses to nonperforming loans	287.5%	191.0%	117.0%
Nonperforming loans to loans, net of unearned income	0.68%	0.41%	0.60%
Capital Ratios (Company)
Shareholders' equity to assets	11.8%	13.0%	12.4%
Tier 1 capital (to average assets)	10.3%	11.5%	10.1%
Tier 1 capital (to risk-weighted assets(3)	11.6%	12.7%	11.6%
Total capital (to risk-weighted assets)(3)	12.5%	13.4%	12.2%
Tangible common equity to tangible assets(4)	9.1%	10.5%	9.7%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.0%	12.0%	11.1%
Capital Ratios (Bank)
Shareholders' equity to assets	12.4%	13.2%	12.8%
Tier 1 capital (to average assets)	10.4%	11.1%	9.9%
Tier 1 capital (to risk-weighted assets)(3)	11.7%	12.3%	11.5%
Total capital to (risk-weighted assets)(3)	12.7%	13.0%	12.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.7%	12.3%	11.5%

(1)
Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 32,067,356, 30,852,665, and 31,034,315 as of March 31, 2020, March 31, 2019 and December 31, 2019, respectively.

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
The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our selected historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our selected historical consolidated financial data when comparing such non-GAAP financial measures. The following reconciliation tables provide a more detailed analysis of, and reconciliations for, each of these non-GAAP financial measures.
Adjusted Efficiency ratio (tax equivalent basis)
The adjusted efficiency ratio (tax equivalent basis) is a non-GAAP measure that excludes certain gains (losses), merger, and mortgage restructuring-related expenses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains or losses and changes. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.
The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended March 31,		Year ended December 31,
(dollars in thousands, except per share data)	2020	2019	2019
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$68,559	$55,101	$244,841
Less merger, conversion,and mortgage restructuring expenses	3,050	1,675	7,380
Adjusted noninterest expense	$65,509	$53,426	$237,461
Net interest income (tax-equivalent basis)	$56,784	$53,461	$227,930
Total noninterest income	42,700	29,039	135,397
Less gain (loss) on sales of other real estate	51	(39)	545
Less (loss) gain on other assets	(328)	191	(104)
Less gain (loss) on securities	63	43	57
Adjusted noninterest income	$42,914	$28,844	$134,899
Adjusted operating revenue	$99,698	$82,305	$362,829
Efficiency ratio (GAAP)	69.3%	67.2%	67.7%
Adjusted efficiency ratio (tax-equivalent basis)	65.7%	64.9%	65.4%
Tangible book value per common share and tangible common equity to tangible assets
Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by the Company's management to evaluate capital adequacy. Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the company's capital position to other companies. The most directly comparable financial measure calculated in accordance with GAAP is book value per common share and our total shareholders' equity to total assets.
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders' equity to total assets:

	As of March 31,		As of December 31,
(dollars in thousands, except share and per share data)	2020	2019	2019
Tangible Assets
Total assets	$6,655,687	$5,335,156	$6,124,921
Adjustments:
Goodwill	(174,859)	(137,190)	(169,051)
Core deposit and other intangibles	(18,876)	(10,439)	(17,589)
Tangible assets	$6,461,952	$5,187,527	$5,938,281
Tangible Common Equity
Total shareholders' equity	$782,330	$694,577	$762,329
Adjustments:
Goodwill	(174,859)	(137,190)	(169,051)
Core deposit and other intangibles	(18,876)	(10,439)	(17,589)
Tangible common equity	$588,595	$546,948	$575,689
Common shares outstanding	32,067,356	30,852,665	31,034,315
Book value per common share	$24.40	$22.51	$24.56
Tangible book value per common share	$18.35	$17.73	$18.55
Total shareholders' equity to total assets	11.8%	13.0%	12.4%
Tangible common equity to tangible assets	9.11%	10.5%	9.69%

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

	Three Months Ended March 31,		As of December 31,
(dollars in thousands)	2020	2019	2019
Return on average tangible common equity
Total average shareholders' equity	$768,929	$684,545	$723,494
Adjustments:
Average goodwill	(171,532)	(137,190)	(160,587)
Average intangibles, net	(18,152)	(10,856)	(17,236)
Average tangible common equity	$579,245	$536,499	$545,671
Net income	$745	$19,588	$83,814
Return on average shareholders' equity	0.39%	11.6%	11.6%
Return on average tangible common equity	0.52%	14.8%	15.4%
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, Kentucky and North Georgia. As of March 31, 2020, our footprint included 73 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, Bowling Green, Kentucky, and Huntsville, Alabama and 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.
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
Mergers and acquisitions
Franklin Financial Network, Inc.
On January 21, 2020, the Company announced entry into a definitive merger agreement with Franklin Financial Network, Inc ("Franklin"). pursuant to which Franklin will be merged with and and into the Company. Franklin has 15 branches and reported approximately $3.79 billion of total assets, $2.86 billion of loans, and $3.14 billion of deposits as of March 31, 2020. According to the terms of the merger agreement, Franklin shareholders will receive 0.9650 shares of FB Financial Corporation's common stock and $2.00 in cash for each share of Franklin stock. Based on the Company's closing price of $38.23 per share as of January 21, 2020, the last day of trading before public announcement of the Franklin merger agreement, the implied transaction value is approximately $602 million. Based on the Company's closing price of $21.36 as of May 5, 2020, the most recent practicable day before the date of this Report, the implied transaction value is approximately $338 million. The merger is expected to close in the third quarter of 2020 and is subject to regulatory approvals, approval by the Company's and Franklin's shareholders and other customary closing conditions.
FNB Financial Corp. merger
On February 14 2020, the Company completed its previously-announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. After preliminary purchase accounting adjustments, the Company acquired total assets of $258.2 million, loans of $182.2 million and deposits of $209.5 million. The consideration is valued at approximately $50.0 million based on 954,797 shares of the Company's common stock (utilizing the Company's market price of $36.70 on February 14, 2020) and $15.0 million in cash consideration. The acquisition resulted in $5.8 million of preliminary goodwill. See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of this merger.

Atlantic Capital Bank, N.A. Branches
On April 5, 2019, the Bank completed its branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital"), further increasing market share in existing markets and expanding the Company's footprint into new locations. After finalizing purchase accounting adjustments, the branch acquisition added $588.9 million in customer deposits at a premium of 6.25% and $374.4 million in loans. All of the operations of the Branches are included in the Banking segment.
Recent developments: COVID-19 and the CARES Act
The COVID-19 health pandemic has created a crisis that has resulted in volatility in financial markets, unprecedented job losses, disruption in consumer and commercial behavior and unprecedented action taken by governments in the United States and globally. All industries, municipalities and consumers have been impacted to some degree, including the markets that we serve. In an attempt to “flatten the curve”, commerce has virtually come to a halt, businesses not deemed essential have closed and individuals have been asked to restrict their movements, observe social distancing and shelter in place. These actions have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. There is uncertainty regarding the long term effects on the global economy, but short term expectations include high unemployment, negative gross domestic product (GDP), reductions in business and consumer spending, depressed commercial real estate markets, and a continuation of current interest rate policies.
On March 3, 2020, the Federal Open Market Committee (‘‘FOMC’’) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. On March 15, 2020 the Federal Reserve announced it would revive its quantitative easing program to provide liquidity to the U.S. treasury and mortgage markets by committing to buy $500 billion of U.S. Treasuries and $200 billion of agency mortgage backed securities. On March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. On March 23, 2020 the Federal Reserve modified its quantitative easing program initiative to an unlimited purchase program that is expected to exceed the monetary policy support provided during the financial crisis. These actions could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay bills. As of April 16, 2020 when the first round of PPP funds was exhausted, we had processed $267.0 million of funds approved by SBA. As of May 1, during the second round of PPP funds, an additional $58.8 million of funds have been approved by SBA.
We have numerous customers that are impacted by the financial distress of COVID-19, and the Company has introduced a payment deferral program to assist during these unprecedented times. As of May 1, 2020 we have deferred $689 million of commercial loans and $102 million in consumer loans. Commercial and consumer loans are typically receiving between sixty to ninety days deferment on payments, with each having an option to extend further. Additionally, we service mortgages on behalf of Fannie Mae, Freddie Mac and Ginnie Mae, and as of May 1, 2020 approximately 5% of customers serviced on behalf of the aforementioned companies have received forbearance assistance. Additionally, the economic pressures, coupled with the implementation of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("CECL") as of January 1, 2020, have contributed to an increased provision for credit losses for the first quarter of 2020. COVID-19 is expected to continue to influence commerce worldwide and the magnitude to which the Company’s financial results will be impacted is uncertain at this time.
Overview of recent financial performance
Results of operations
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Our net income decreased during the three months ended March 31, 2020 to $0.7 million from $19.6 million for the three months ended March 31, 2019. Diluted earnings per common share was $0.02 and $0.62 for the three months ended March 31, 2020 and 2019, respectively. Our net income represented a return on average assets, or ROAA, of 0.05% and 1.54% for the three months ended March 31, 2020 and 2019, respectively, and a return on average shareholders’ equity, or ROAE, of 0.39% and 11.6% for the same periods. Our ratio of return on average tangible common equity ("ROATE") for the three months ended March 31, 2020 and 2019 was 0.52% and 14.8%, respectively. Our ratio of average shareholders’ equity to average assets in at March 31, 2020 and December 31, 2019 was 12.0% and 12.5%, respectively.

These results were heavily impacted by the decline in economic conditions during the quarter and implementation of CECL, leading to an increase in our provision for credit losses on loans held for investment to $28.0 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019.
During the three months ended March 31, 2020, net interest income before provision for credit losses increased to $56.2 million compared to $53.0 million in the three months ended March 31, 2019.
Our net interest margin, on a tax-equivalent basis, decreased to 3.92% for the three months ended March 31, 2020 as compared to 4.61% for the three months ended March 31, 2019, influenced by declining interest rates during the three months ended March 31, 2020.
Noninterest income for the three months ended March 31, 2020 increased by $13.7 million to $42.7 million from $29.0 from the same period in the previous year. The increase in noninterest income was driven by an increase in mortgage banking income of $11.7 million to $32.7 million.
Noninterest expense increased to $68.6 million for the three months ended March 31, 2020 compared to $55.1 million for the three months ended March 31, 2019. The increase in noninterest expense reflects the impact of our acquisition of both Farmers National and the Branches, including increases in salaries, commissions and personnel-related costs and increased merger expenses.
Financial condition
Our total assets grew by 8.7% to $6.66 billion at March 31, 2020 as compared to $6.12 billion at December 31, 2019. The increase included the acquisition of $258.2 million in assets from Farmers National, which closed on February 14, 2020. Loans held for investment increased $158.4 million to $4.57 billion at March 31, 2020 compared to $4.41 billion at December 31, 2019.
We grew total deposits by $442.0 million to $5.38 billion at March 31, 2020 as compared to $4.93 billion at December 31, 2019. The increase includes $209.5 million of customer deposits assumed in the Farmers National acquisition.
Excluding the impact of acquisition of Farmers National, total assets increased 4.45%, total loans decreased 0.5%, and total deposits increased 4.71%, in each case from December 31, 2019 to March 31, 2020.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 13, “Segment Reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased in the three months ended March 31, 2020 to a loss of $3.7 million as compared to income of $27.4 million for the three months ended March 31, 2019. The results were primarily driven by the provisions for credit losses on loans held for investment and unfunded loan commitments totaling $29.6 million during the three months ended March 31, 2020. Net interest income increased $3.2 million to $56.2 million during the three months ended March 31, 2020 from $53.0 million in the same period in the prior year. Noninterest income increased to $20.6 million in the three months ended March 31, 2020 as compared to $12.4 million in the three months ended March 31, 2019. Noninterest expense increased $14.4 million, primarily due to costs associated with our overall growth, including merger costs from our acquisition of Farmers National and increased salaries, commissions and employee benefits expenses. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $3.5 million in the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2019.
Mortgage
During 2019, we made a strategic decision to sell our wholesale mortgage operations, which comprise the third party origination ("TPO") and correspondent mortgage delivery channels (collectively referred to as "mortgage restructuring"). The exit of the two wholesale channels better aligns the Mortgage segment with our strategic plan and long-term vision for the Company. This has also allowed additional focus on our retail and Consumer Direct origination channels. In connection with the mortgage restructuring, the Company incurred certain related and miscellaneous expenses amounting to $1.1 million for the three months ended March 31, 2019.
Income before taxes from the Mortgage segment increased to $4.5 million for the three months ended March 31, 2020 as compared to a loss of $1.9 million for the three months ended March 31, 2019 primarily due to increased volume driven by declining interest rates and an increase in refinancing activity. Noninterest income increased $5.5 million to $22.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The components and activity of mortgage banking income are discussed further under the heading "Noninterest income" within Item 2- "Management's discussion and analysis" in this report.

Noninterest expense for the three months ended March 31, 2020 and 2019 was $17.6 million and $18.5 million, respectively. This decrease is mainly attributable to costs associated with the mortgage restructuring incurred during the three months ended March 31, 2019.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2020 and 2019.
Net interest income
Net interest income is the most significant component of our earnings, generally comprising of over 50% of our total revenues in a given quarter. Net interest income and margin are shaped by many factors, primarily the volume, term structure and mix of earning assets, funding mechanisms, and interest rate fluctuations. Other factors include accretion income on purchased loans, prepayment risk on mortgage and investment–related assets, and the composition and maturity of earning assets and interest-bearing liabilities. In response to economic uncertainty related to the COVID-19 pandemic the Federal Reserve has promised to “use its tools and act appropriately to support the economy.” During the first quarter the FOMC cut the Federal Funds rate to zero lower bound, lowered the primary credit rate to .25%, and reduced the reserve requirement ratio to 0%. In addition to these actions, the FOMC announced open-ended purchases of Treasuries and agency Mortgage-Backed Securities. The Treasury yield curve slightly steepened as short-term rates fell more than long-term rates. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest income. Other financial impacts could occur, though such potential impacts are unknown at this time.
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net interest income increased 6.1% to $56.2 million in the three months ended March 31, 2020 compared to $53.0 million in the three months ended March 31, 2019. On a tax-equivalent basis, net interest income increased $3.3 million to $56.8 million in the three months ended March 31, 2020 as compared to $53.5 million in the three months ended March 31, 2019. The increase in tax-equivalent net interest income in the three months ended March 31, 2020 was primarily driven by increased volume in loans held for investment offset by an increase in deposit volume and rates, both partially driven by the product mix acquired from the Branches and Farmers National.
Interest income, on a tax-equivalent basis, was $70.2 million for the three months ended March 31, 2020, compared to $66.4 million for the three months ended March 31, 2019, an increase of $3.8 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $3.7 million to $61.8 million for the three months ended March 31, 2020 from $58.1 million for the three months ended March 31, 2019 primarily due to increased loan volume driven by growth in average loan balances of $774.3 million, partially attributable to the $182.2 million in loans acquired from FNB.
Partially offsetting the increase in average volume of loans held for investment was a decrease in yields. The tax-equivalent yield on loans held for investment was 5.53%, down 81 basis points from the three months ended March 31, 2019. The decrease in yield was primarily due to lower loan fees and accretion on purchased loans which yielded 0.23% and 0.14%, respectively, in the three months ended March 31, 2020 compared with 0.42% and 0.20%, respectively, in the three months ended March 31, 2019. Contractual loan interest rates yielded 5.14% in the three months ended March 31, 2020 compared with 5.69% in the three months ended March 31, 2019. Also included in the loan yield are nonaccrual interest collections and syndicated loan fee income which contributed 2 and 0 basis points, respectively, for the three months ended March 31, 2020 and 1 and 2 basis points, respectively, for the three months ended March 31, 2019.

The components of our loan yield, a key driver to our NIM for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020		2019
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)	$57,382	5.14%	$52,177	5.69%
Origination and other loan fee income	2,589	0.23%	3,840	0.42%
Accretion on purchased loans	1,578	0.14%	1,831	0.20%
Nonaccrual interest collections	268	0.02%	89	0.01%
Syndicated loan fee income	—	—%	200	0.02%
Total loan yield	$61,817	5.53%	$58,137	6.34%

(1)	Includes tax equivalent adjustment
Accretion on purchased loans contributed 11 and 16 basis points to the NIM for the three months ended March 31, 2020 and 2019, respectively. Additionally, nonaccrual interest collections and syndicated loan fees contributed 2 and 0 basis points, respectively, to the NIM for the three months ended March 31, 2020 compared to 1 and 2 basis points, respectively, to the NIM for the three months ended March 31, 2019.
Our NIM, on a tax-equivalent basis, decreased to 3.92% during the three months ended March 31, 2020 from 4.61% in the three months ended March 31, 2019, driven by the highly competitive markets we serve, a declining interest rate environment and increased volume.
For the three months ended March 31, 2020, interest income on loans held for sale decreased $0.4 million to $2.0 million compared to $2.4 million for the three months ended March 31, 2019 due to lower rates. The average balance of loans held for sale decreased $2.1 million to $214.2 million for the three months ended March 31, 2020 compared to $216.2 million for the three months ended March 31, 2019.
Investment securities interest income, on a tax-equivalent basis, decreased during the three months ended March 31, 2020 to $5.0 million from $5.1 million for the three months ended March 31, 2019 driven by lower yields and partially offset by larger balances. The average balance in the investment portfolio for the three months ended March 31, 2020 was $710.7 million compared to $657.4 million for the three months ended March 31, 2019.
Interest expense was $13.4 million for the three months ended March 31, 2020, an increase of $0.5 million as compared to the three months ended March 31, 2019. The primary driver for the increase was interest expense on deposits of $0.3 million to $12.2 million for the three months ended March 31, 2020, compared to $11.9 million for the three months ended March 31, 2019. The increase was largely attributed to customer time deposits which increased to $5.8 million for the three months ended March 31, 2020 from $5.3 million for the three months ended March 31, 2019. The average rate on money markets decreased to 1.15%, down 34 basis points from the three months ended March 31, 2019. Average money market balances increased $310.1 million to $1,383.2 million during the three months ended March 31, 2020 from $1,073.2 million for the same period in the previous year. The $0.6 million increase in customer time deposit interest expense during the three months ended March 31, 2020 was primarily attributed to increased volume partially offset by lower rates. Average customer time deposits increased $160.2 million from $1,045.2 million during the three months ended March 31, 2019 to $1,205.4 million during the three months ended March 31, 2020. The average rate on customer time deposits decreased 10 basis points from 2.05% for the three months ended March 31, 2019 to 1.95% for the three months ended March 31, 2020.
Deposit balance growth was the result of organic growth and the $209.5 million in deposits assumed in the acquisition of Farmers National. Total cost of deposits was 0.94% for the three months ended March 31, 2020 compared to 1.14% for the three months ended March 31, 2019.
Interest expense on total borrowings, increased $0.2 million to $1.3 million during the three months ended March 31, 2020 compared to $1.1 million during the three months ended March 31, 2019. The cost of total borrowings decreased to 1.60% for the three months ended March 31, 2020 from 2.62% for the three months ended March 31, 2019. This decrease was primarily driven by lower interest rates on FHLB advances, partially offset by higher balances. Average FHLB advances increased $132.1 million to $250.0 million for the three months ended March 31, 2020 compared to $117.9 million for the three months ended March 31, 2019. For more information about our borrowings, refer to the discussion in this section under the heading “Financial condition: Borrowed funds.”

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2020			2019
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$4,495,069	$61,817	5.53%	$3,720,739	$58,137	6.34%
Loans held for sale	214,150	1,990	3.74%	216,227	2,353	4.41%
Securities:
Taxable	512,774	3,056	2.40%	518,504	3,569	2.79%
Tax-exempt(4)	197,961	1,915	3.89%	138,847	1,547	4.52%
Total Securities(4)	710,735	4,971	2.81%	657,351	5,116	3.16%
Federal funds sold	107,489	245	0.92%	18,392	123	2.71%
Interest-bearing deposits with other financial institutions	287,499	1,082	1.51%	75,291	446	2.40%
FHLB stock	16,226	104	2.58%	13,432	203	6.13%
Total interest earning assets(4)	5,831,168	70,209	4.84%	4,701,432	66,378	5.73%
Noninterest Earning Assets:
Cash and due from banks	64,438			50,218
Allowance for credit losses	(63,034)			(29,537)
Other assets(3)	576,845			452,805
Total noninterest earning assets	578,249			473,486
Total assets	$6,409,417			$5,174,918
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$1,085,849	$2,179	0.81%	$878,167	$2,054	0.95%
Money market	1,383,229	3,971	1.15%	1,073,170	3,956	1.49%
Savings deposits	233,807	79	0.14%	176,305	68	0.16%
Customer time deposits	1,205,385	5,843	1.95%	1,045,204	5,281	2.05%
Brokered and internet time deposits	20,355	96	1.90%	102,188	496	1.97%
Time deposits	1,225,740	5,939	1.95%	1,147,392	5,777	2.04%
Total interest-bearing deposits	3,928,625	12,168	1.25%	3,275,034	11,855	1.47%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	26,961	57	0.85%	15,319	35	0.93%
Federal Home Loan Bank advances	250,000	714	1.15%	117,875	634	2.18%
Subordinated debt	30,930	421	5.47%	30,930	393	5.15%
Other borrowings	7,747	65	3.37%	—	—	—%
Total other interest-bearing liabilities	315,638	1,257	1.60%	164,124	1,062	2.62%
Total interest-bearing liabilities	4,244,263	13,425	1.27%	3,439,158	12,917	1.52%
Noninterest-bearing liabilities:
Demand deposits	1,284,331			955,156
Other liabilities	111,894			96,059
Total noninterest-bearing liabilities	1,396,225			1,051,215
Total liabilities	5,640,488			4,490,373
Shareholders' equity	768,929			684,545
Total liabilities and shareholders' equity	$6,409,417			$5,174,918
Net interest income (tax-equivalent basis)		$56,784			$53,461
Interest rate spread (tax-equivalent basis)			3.57%			4.21%
Net interest margin (tax-equivalent basis)(5)			3.92%			4.61%
Cost of total deposits			0.94%			1.14%
Average interest-earning assets to average interest-bearing liabilities			137.4%			136.7%

(1)	Calculated using daily averages.

(2)
Average balances of nonaccrual loans are included in average loan balances. Loan fees of $2.6 million and $3.8 million, accretion of $1.6 million and $1.8 million, nonaccrual interest collections of $0.3 million and $0.1 million, and syndicated loan fees of $0.0 million and $0.2 million are included in interest income in the three months ended March 31, 2020 and 2019, respectively.

(3)	Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)
Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019,respectively.

(5)	The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
Rate/volume analysis
The tables below present the components of the changes in net interest income for the three months ended March 31, 2020 and 2019. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

	Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$10,649	$(6,969)	$3,680
Loans held for sale	(19)	(344)	(363)
Securities available for sale and other securities:
Taxable	(34)	(479)	(513)
Tax Exempt(2)	572	(204)	368
Federal funds sold	203	(81)	122
Interest-bearing deposits with other financial institutions	799	(163)	636
FHLB stock	18	(117)	(99)
Total interest income(2)	12,188	(8,357)	3,831
Interest-bearing liabilities:
Interest-bearing checking	417	(292)	125
Money market	890	(875)	15
Savings deposits	19	(8)	11
Customer time deposits	776	(214)	562
Brokered and internet time deposits	(386)	(14)	(400)
Securities sold under agreements to repurchase and federal funds purchased	25	(3)	22
Federal Home Loan Bank advances	377	(297)	80
Subordinated debt	—	28	28
Other borrowings	65	—	65
Total interest expense	2,183	(1,675)	508
Change in net interest income(2)	$10,005	$(6,682)	$3,323

(1)
Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $2.6 million and $3.8 million, accretion of $1.6 million and $1.8 million, nonaccrual interest collections of $0.3 million and $0.1 million, and syndicated loan fee income of $0.0 million and $0.2 million are included in interest income for the three months ended March 31, 2020 and 2019, respectively.

(2)	Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses (ACL) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to our consolidated unaudited financial statements for detailed discussion regarding ACL methodology.

Three months ended March 31, 2020 compared to three months ended March 31, 2019
Our provision for credit losses for the three months ended March 31, 2020 was $28.0 million as compared to $1.4 million for the three months ended March 31, 2019. The increase in provision for credit losses was primarily the result of the significant projected deterioration of the loss drivers and economic outlook over the reasonable and supportable forecast period resulting from COVID-19. Additionally, it was further increased with the acquisition of Farmers National as CECL requires the establishment of an allowance for credit losses for non-PCD loans be recognized through the provision for credit losses on the acquisition date. The provision for credit losses on loans held for investment recognized in expense in conjunction with the Farmers National acquisition on February 14, 2020 amounted to $2.9 million. See further discussion under the subheading "Allowance for credit losses" section within Part I, Item 2, "Management's discussion and analysis". A smaller component contributing to the amount of provision are net charge-offs. Net charge-offs for the three months ended March 31, 2020 were $2.1 million compared to $0.5 million for the three months ended March 31, 2019.
Upon and subsequent to adoption of CECL, for available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At January 1, 2020 and March 31, 2020, we determined that all available-for-sale securities that experienced a decline in fair value below the amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit loss recognized during the three months ended March 31, 2020.
Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Mortgage banking income	$32,745	$21,021
Service charges on deposit accounts	2,563	2,079
ATM and interchange fees	3,134	2,656
Investment services and trust income	1,697	1,295
Gain from securities, net	63	43
Gain (loss) on sales or write-downs of other real estate owned	51	(39)
(Loss) gain from other assets	(328)	191
Other	2,775	1,793
Total noninterest income	$42,700	$29,039

Three months March 31, 2020 compared to three months ended March 31, 2019
Noninterest income amounted to $42.7 million for the three months ended March 31, 2020, an increase of $13.7 million, or 47.0%, as compared to $29.0 million for the three months ended March 31, 2019. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $32.7 million and $21.0 million for the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2020, the Bank’s mortgage operations had sales of $1.04 billion which generated a sales margin of 2.92%. This compares to $0.97 billion and 1.65% for the three months ended March 31, 2019. The increase in sales margin is a result of the mortgage restructuring and market conditions. The overcapacity and slow-down of the mortgage market and overall compressing margins experienced during most of the first quarter of 2019 began to improve during the second quarter of 2019 and continues through the first quarter of 2020 with lowered interest rates increasing production. Mortgage banking income from gains on sale and related fair value changes increased to $33.6 million during the three months ended March 31, 2020 compared to $18.2 million for the three months ended March 31, 2019. Total interest rate lock volume increased $729.0 million, or 53.4%, during the three months ended March 31, 2020 over the same period in the previous year. The unseasonable increased volume in our ConsumerDirect and retail channels was driven by lower interest rates during the three months ended March 31, 2020, leading to an increase in refinancing activity.
Income from mortgage servicing of $5.0 million and $4.8 million for three months ended March 31, 2020 and 2019, respectively, was offset by declines in fair value of MSRs and related hedging activity of $5.9 million and $1.9 million in the three months ended March 31, 2020 and 2019, respectively.
The components of mortgage banking income for the March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Mortgage banking income:
Origination and sales of mortgage loans	$30,390	$15,907
Net change in fair value of loans held for sale and derivatives	3,205	2,244
Change in fair value on MSRs	(5,868)	(1,881)
Mortgage servicing income	5,018	4,751
Total mortgage banking income	$32,745	$21,021
Interest rate lock commitment volume by line of business:
ConsumerDirect	$1,314,625	$521,603
Third party origination (TPO)	—	170,529
Retail	779,155	291,800
Correspondent	—	380,854
Total	$2,093,780	$1,364,786
Interest rate lock commitment volume by purpose (%):
Purchase	21.5%	57.7%
Refinance	78.5%	42.3%
Mortgage sales	$1,041,476	$966,224
Mortgage sale margin	2.92%	1.65%
Closing volume	$1,097,672	$932,125
Outstanding principal balance of mortgage loans serviced	$7,048,917	$5,221,109

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $10.7 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively, and mortgage banking income attributable to our Mortgage segment was $22.1 million and $16.6 million for the three months ended March 31, 2020 and 2019, respectively.
Other noninterest income for the three months ended March 31, 2020 increased $1.0 million to $2.8 million as compared to other noninterest income of $1.8 million for three months ended March 31, 2019. This increase reflects increased interest rate swap fee income and increases associated with growth and volume of business, which is partially attributable to our acquisitions of Farmers National and the Branches.
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

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Salaries, commissions and employee benefits	$43,622	$33,697
Occupancy and equipment expense	4,178	3,730
Legal and professional fees	1,558	1,725
Data processing	2,453	2,384
Merger costs	3,050	621
Amortization of core deposit and other intangibles	1,203	729
Advertising	2,389	2,737
Other expense	10,106	9,478
Total noninterest expense	$68,559	$55,101

Three months ended March 31, 2020 compared to three months ended March 31, 2019
Noninterest expense increased by $13.5 million during the three months ended March 31, 2020 to $68.6 million as compared to $55.1 million in the three months ended March 31, 2019. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 63.6% and 61.2% of total noninterest expense in the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, salaries and employee benefits expense increased $9.9 million, or 29.5%, to $43.6 million as compared to $33.7 million for the three months ended March 31, 2019. This increase was mainly driven by commissions from increased mortgage production in addition to our acquisitions of Farmers National during the quarter and the Branches during the second quarter of 2019.
Costs resulting from our equity compensation grants during the three months ended March 31, 2020 and 2019 amounted to $1.9 million and $1.6 million, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to annual performance grants.
Merger costs amounted to $3.1 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019. Merger costs during the three months ended March 31, 2020 include costs associated with our acquisition of Farmers National in addition to due diligence and other costs associated with our upcoming merger with Franklin. Costs during the previous year were related to our acquisition of the Branches.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $0.6 million during the three months ended March 31, 2020 to $10.1 million compared to $9.5 million during the three months ended March 31, 2019. The increase reflects costs associated with our growth, including the impact of our acquisitions of Farmers National and the Branches.
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
Our efficiency ratio was 69.3% and 67.2% for the three months ended March 31, 2020 and 2019, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 65.7% and 64.9% for the three months ended March 31, 2020 and 2019, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
	$2020	$2019	$2019
Return on average total assets	0.05%	1.54%	1.45%
Return on average shareholders' equity	0.39%	11.6%	11.6%
Dividend payout ratio	384.7%	13.0%	12.2%
Average shareholders’ equity to average assets	12.0%	13.2%	12.5%

Due to the impact of the COVID-19 pandemic, the Company recognized a significant increase in provision for credit losses during the first quarter of 2020, which resulted in return on average total assets of 0.05% for the three months ended March 31, 2020, as compared to 1.54% for the three months ended March 31 2019, and return on average shareholders’ equity of 0.39% for the three months ended March 31, 2020, as compared to 11.6% for the three months ended March 31, 2019.  The COVID-19 pandemic, the resulting provision, and the impact on net income drove an unusually high dividend payout ratio for the quarter, which is not reflective of historical payout ratios or longer-term intent.
Income tax
Income tax expense was $0.1 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively. This represents effective tax rates of 9.7% and 23.4% for the three months ended March 31, 2020 and 2019 , respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and tax credits, and in 2019, additional deductions for equity-based compensation upon the distribution of RSUs. The effective tax rate was unusually low for the three months ended March 31, 2020 as these items represented a much larger portion of pre-tax income than what we have experienced in past quarters.

Financial condition
The following discussion of our financial condition compares the three months ended March 31, 2020 with the year ended December 31, 2019.
Total assets
Our total assets were $6.66 billion at March 31, 2020.  This compares to total assets of $6.12 billion as of December 31, 2019. This increase was largely attributable to our acquisition of Farmers National, which added an additional $258.2 million in assets during the first quarter. Additionally, the increase represents an increase in liquidity as cash and cash equivalents increased $192.4 million during the quarter ended March 31, 2020 from $232.7 million at December 31, 2019. As a result of the COVID-19 pandemic, we have taken steps to ensure adequate liquidity resulting in an increase in our total assets.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 68.6% and 72.0% of our total assets as of March 31, 2020 and December 31, 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “Participated loans”). At March 31, 2020 and December 31, 2019, loans held for investment included approximately $100.4 million and $103.4 million, respectively, related to participated loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans by type
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial	$1,020,484	22%	$1,034,036	23%
Construction	599,479	13%	551,101	13%
Residential real estate:
1-to-4 family	743,336	17%	710,454	16%
Line of credit	246,527	5%	221,530	5%
Multi-family	94,638	2%	69,429	2%
Commercial real estate:
Owner-Occupied	686,543	15%	630,270	14%
Non-Owner Occupied	910,822	20%	920,744	21%
Consumer and other	266,209	6%	272,078	6%
Total loans	$4,568,038	100%	$4,409,642	100%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2020 and December 31, 2019, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. While most industries have and are expected to continue to experience adverse impacts as a result of COVID–19 virus, certain industries present more risk than others. As of May 1, 2020, we have granted deferred payments on loan principal balances totaling $399.8 million in industries that we consider areas of concern that we continue to monitor. The following presents loan categories considered to be “of concern” in relation to our total portfolio as of March 31, 2020.

Industry	Approximate % of total loans	Description of components
Retail lending	8.6%	Includes non-owner occupied CRE, automobile, recreational vehicle and boat dealers, gas stations and convenience stores, pharmacies and drug stores, and sporting goods.
Healthcare	5.6%	Includes assisted living, nursing and continuing care, medical practices, social assistance, mental health and substance abuse centers.
Hotel	4.2%	Vast majority of hotel exposure is built around long-term successful hotel operators and strong flags located within our banking footprint.
Transportation	2.5%
Includes trucking exposure made up of truckload operators, equipment lessors to owner/operators, and local franchisees of major national trucking companies. Also includes air travel (no commercial airlines) and support and to a lesser extent, consumer charter and transportation and warehousing.

Other leisure	2.3%	Includes marinas, recreational vehicle parks and campgrounds, fitness and recreational sports centers, sports teams and clubs, historical sites, and theaters.
Restaurants	1.3%	Majority made up of full service restaurants with no major concentration by operator or brand. Also includes limited service restaurants and bars.
Banking regulators have established thresholds of less than 100% of risk based capital concentrations in construction lending and less than 300% of risk based capital concentrations in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total risk-based capital. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to total risk-based capital. Management strives to operate within the thresholds set forth above.
When a company's ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management.

The table below shows concentration ratios for the Bank and Company as of March 31, 2020 and December 31, 2019, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
March 31, 2020
Construction	86.1%	87.1%
Commercial real estate	230.5%	233.2%
December 31, 2019
Construction	88.4%	87.0%
Commercial real estate	247.4%	243.4%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of March 31, 2020, our commercial and industrial loans comprised $1,020.5 million, or 22% of loans, compared to $1,034.0 million, or 23% of loans, as of December 31, 2019.
Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of March 31, 2020, our owner occupied commercial real estate loans comprised $686.5 million, or 15% of loans, compared to $630.3 million, or 14%, of loans, as of December 31, 2019.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of March 31, 2020, our non-owner occupied commercial real estate loans comprised $910.8 million, or 20%, of loans, compared to $920.7 million, or 21% of loans, as of December 31, 2019.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of March 31, 2020, our residential real estate mortgage loans comprised $743.3 million, or 17% of loans, compared to $710.5 million, or 16%, of loans as of December 31, 2019.
Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of March 31, 2020 comprised $246.5 million or 5% of loans compared to $221.5 million, or 5%, of loans as of December 31, 2019.

Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of March 31, 2020 comprised $94.6 million, or 2% of loans, compared to $69.4 million, or 2%, of loans as of December 31, 2019.
Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of March 31, 2020, our construction loans comprised $599.5 million, or 13% of loans compared to $551.1 million, or 13% of loans as of December 31, 2019.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of March 31, 2020, our consumer and other loans comprised $266.2 million, or 6% of loans, compared to $272.1 million, or 6% of loans as of December 31, 2019.
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of March 31, 2020 and December 31, 2019. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments. As of March 31, 2020 and December 31, 2019, the Company had $22.9 million and $23.1 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of March 31, 2020
Commercial and industrial	$406,043	$471,343	$143,098	$1,020,484
Commercial real estate:
Owner occupied	122,927	393,530	170,086	686,543
Non-owner occupied	100,138	529,746	280,938	910,822
Residential real estate:
1-to-4 family	62,196	253,758	427,382	743,336
Line of credit	22,035	53,340	171,152	246,527
Multi-family	1,844	57,591	35,203	94,638
Construction	274,805	271,449	53,225	599,479
Consumer and other	28,017	69,299	168,893	266,209
Total ($)	$1,018,005	$2,100,056	$1,449,977	$4,568,038
Total (%)	22.3%	46.0%	31.7%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2019
Commercial and industrial	$396,045	$501,693	$136,298	$1,034,036
Commercial real estate:
Owner occupied	97,724	367,072	165,474	630,270
Non-owner occupied	109,172	552,333	259,239	920,744
Residential real estate:
1-to-4 family	63,297	258,570	388,587	710,454
Line of credit	7,179	47,629	166,722	221,530
Multi-family	1,793	57,602	10,034	69,429
Construction	241,872	259,942	49,287	551,101
Consumer and other	38,830	66,016	167,232	272,078
Total ($)	$955,912	$2,110,857	$1,342,873	$4,409,642
Total (%)	21.7%	47.9%	30.4%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of March 31, 2020 and December 31, 2019.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2020
Commercial and industrial	$291,783	$322,658	$614,441
Commercial real estate:
Owner occupied	424,303	139,313	563,616
Non-owner occupied	340,124	470,560	810,684
Residential real estate:
1-to-4 family	532,625	148,515	681,140
Line of credit	2,805	221,687	224,492
Multi-family	49,139	43,655	92,794
Construction	101,254	223,420	324,674
Consumer and other	221,117	17,075	238,192
Total ($)	$1,963,150	$1,586,883	$3,550,033
Total (%)	55.3%	44.7%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
Commercial and industrial	$288,666	$349,325	$637,991
Commercial real estate:
Owner occupied	422,684	109,862	532,546
Non-owner occupied	324,951	486,621	811,572
Residential real estate:
1-to-4 family	532,409	114,748	647,157
Line of credit	892	213,459	214,351
Multi-family	49,091	18,545	67,636
Construction	93,342	215,887	309,229
Consumer and other	215,822	17,426	233,248
Total ($)	$1,927,857	$1,525,873	$3,453,730
Total (%)	55.8%	44.2%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2020 and December 31, 2019.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2020
One year or less	$415,051	$602,954	$1,018,005
One to five years	1,262,332	837,724	2,100,056
More than five years	700,818	749,159	1,449,977
Total ($)	$2,378,201	$2,189,837	$4,568,038
Total (%)	52.1%	47.9%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
One year or less	$381,148	$574,764	$955,912
One to five years	1,224,977	885,880	2,110,857
More than five years	702,880	639,993	1,342,873
Total ($)	$2,309,005	$2,100,637	$4,409,642
Total (%)	52.4%	47.6%	100.0%
Of the loans shown above with floating interest rates totaling $2.19 billion as of March 31, 2020, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of March 31, 2020
Loans with current rates above floors:
1-25 bps	$16,372	3.97	$23,146	11.60	$74,201	14.16	$113,719	12.17
26-50 bps	403	49.71	2,019	50.00	12,522	49.37	14,944	49.46
51-75 bps	444	75.00	3,309	75.00	17,143	74.06	20,896	74.23
76-100 bps	452	100.00	463	100.00	4,443	94.48	5,358	95.43
101-125 bps	—	—	—	—	618	125.00	618	125.00
126-150 bps	—	—	521	150.00	2,843	150.00	3,364	150.00
151-200 bps	—	—	1,333	176.84	5,931	177.26	7,264	177.18
200-250 bps	4	225.00	306	249.67	1,172	242.83	1,482	244.20
251 bps and above	1,273	275.00	526	275.00	2,644	287.47	4,443	282.42
Total loans with current rates above floors	$18,948	27.15	$31,623	37.92	$121,517	49.03	$172,088	44.58
Loans with current rates below floors:
1-25 bps	$32,729	25.00	$18,759	23.74	$33,183	19.68	$84,671	22.63
26-50 bps	9,508	46.49	35,896	45.76	15,665	42.48	61,069	45.03
51-75 bps	58,496	71.86	67,656	58.49	37,157	66.19	163,309	65.03
76-100 bps	13,651	99.87	21,012	99.14	47,784	96.42	82,447	97.69
101-125 bps	75,396	118.10	75,692	109.74	32,683	114.81	183,771	114.07
126-150 bps	42,941	145.46	25,486	137.59	55,930	143.11	124,357	142.79
151-200 bps	35,878	182.02	39,075	185.74	57,655	178.30	132,608	181.50
200-250 bps	7,128	225.00	34,098	224.20	63,574	228.47	104,800	226.85
251 bps and above	1,440	268.07	30,192	318.42	45,475	280.56	77,107	295.15
Total loans with current rates below floors	$277,167	102.99	$347,866	117.15	$389,106	113.01	$1,014,139	111.83
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

As of March 31, 2020 and December 31, 2019, we had $49.3 million and $47.1 million, respectively, in nonperforming assets. As of March 31, 2020 and December 31, 2019, other real estate owned included $7.7 million and $9.0 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets, including other repossessed non-real estate, as of March 31, 2020 and December 31, 2019 amounted to $1.2 million and $1.6 million, respectively.
At March 31, 2020 and December 31, 2019, there were $54.6 million and $51.7 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheet as of March 31, 2020 or December 31, 2019. We continue to assess this on a quarterly basis.
We had net interest recoveries of $0.3 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of March 31,		As of December 31,
(dollars in thousands)	2020	2019	2019
Loan Type
Commercial and industrial	$4,312	$379	$5,878
Construction	1,622	275	1,129
Residential real estate:
1-to-4 family mortgage	9,128	3,755	7,297
Residential line of credit	1,252	1,460	828
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,904	1,788	1,793
Non-owner occupied	9,767	7,030	7,880
Consumer and other	3,021	919	1,800
Total nonperforming loans held for investment	31,006	15,606	26,605
Loans held for sale	—	196	—
Other real estate owned	17,072	12,828	18,939
Other	1,188	1,779	1,580
Total nonperforming assets	$49,266	$30,409	$47,124
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.68%	0.41%	0.60%
Total nonperforming assets as a percentage of total assets	0.74%	0.57%	0.77%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.10%	0.04%	0.09%
Loans restructured as troubled debt restructurings	$11,566	$8,953	$12,206
Troubled debt restructurings as a percentage of total loans held for investment	0.25%	0.24%	0.28%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2020. Management also continually monitors past due loans for potential credit quality deterioration.
Loans 30-89 days past due were $30.0 million at March 31, 2020 as compared to $18.5 million at December 31, 2019. This increase is a result of the adoption of CECL and inclusion of PCD loans that are contractually past due 90 days or more or on nonaccrual status within our nonperforming assets at March 31, 2020. Prior periods exclude PCI loans from nonperforming assets as any non-payment of contractual principal or interest is considered in the periodic re-estimation of of expected cash flows, which were considered estimable and probable of collection. As of December 31, 2019, there were $0.8 million loans contractually past due 90 days or more excluded from nonperforming assets.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “Gain (loss) on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $1.4 million were sold as of three months ended March 31, 2020, resulting in a net gain of $51 thousand. Other real estate owned with a cost basis of $0.9 million were sold during the three months ended March 31, 2019, resulting in a net loss of $39 thousand.

Non-TDR Loan Modifications due to COVID-19
During the three months ended March 31, 2020, the Company deferred principal and interest payments on consumer and commercial loans amounting to $14.9 million and $20.5 million, respectively, as a result of the effects of COVID-19. As of May 1, 2020, the Company had modified 863 consumer loans amounting to $102.4 million and 872 commercial and industrial, construction, multi-family and commercial real estate loans amounting to $688.8 million. These modifications were promulgated by the effects of COVID-19 and do not qualify as TDRs, consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act.
Classified loans
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze loans that share similar risk characteristics collectively and loans that do not share similar risk characteristics are evaluated individually.
The following table sets forth information related to the credit quality of our loan portfolio at March 31, 2020 and December 31, 2019.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
As of March 31, 2020
Commercial and industrial	$911,008	$89,181	$20,295	$—	$1,020,484
Construction	579,920	15,099	4,341	119	599,479
Residential real estate:
1-to-4 family mortgage	702,236	24,510	16,066	524	743,336
Residential line of credit	243,220	872	1,915	520	246,527
Multi-family mortgage	94,576	62	—	—	94,638
Commercial real estate:
Owner occupied	625,468	50,112	10,963	—	686,543
Non-owner occupied	882,931	14,080	13,811	—	910,822
Consumer and other	244,232	16,167	4,420	1,390	266,209
Total loans	$4,283,591	$210,083	$71,811	$2,553	$4,568,038

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$946,247	$66,910	$19,195	$1,032,352
Construction	541,201	4,790	2,226	548,217
Residential real estate:
1-to-4 family mortgage	666,177	11,380	13,559	691,116
Residential line of credit	218,086	1,343	2,028	221,457
Multi-family mortgage	69,366	63	—	69,429
Commercial real estate:
Owner occupied	576,737	30,379	17,263	624,379
Non-owner occupied	876,670	24,342	9,535	910,547
Consumer and other	248,632	3,304	3,057	254,993
Total loans, excluding purchased credit impaired loans	$4,143,116	$142,511	$66,863	$4,352,490

Purchased credit impaired loans
Commercial and industrial	$—	$1,224	$460	$1,684
Construction	—	2,681	203	2,884
Residential real estate:
1-to-4 family mortgage	—	15,091	4,247	19,338
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,535	1,356	5,891
Non-owner occupied	—	6,617	3,580	10,197
Consumer and other	—	13,521	3,564	17,085
Total purchased credit impaired loans	$—	$43,669	$13,483	$57,152
Total loans	$4,143,116	$186,180	$80,346	$4,409,642

Allowance for credit losses
As of January 1, 2020, our policy for allowance changed with the adoption of CECL to a lifetime expected credit loss approach. As permitted, the new guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. Prior to adoption, we calculated the allowance using an incurred loss approach.
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off uncollectible accrued interest receivable. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.
Our methodology to determine the overall appropriateness of the allowance for credit losses includes the use of lifetime loss rate models. The quantitative models require tailored loan data and macroeconomic variables based on the inherent credit risks in each portfolio to more accurately measure the credit risks associated with each. Each of the quantitative models pools loans with similar risk characteristics and collectively assesses the lifetime loss rate for each pool to estimate its expected credit loss. When a loan no longer shares similar risk characteristics with other loans in any given pool, the loan is individually assessed.
We utilize probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. The weighting of the economic forecast scenarios, macroeconomic variables, and the reasonable and supportable period at the macroeconomic variable-level are reviewed and approved by the forecast governance committee based on expectations of future economic conditions.
We consider the need to qualitatively adjust our modeled quantitative expected credit loss estimate for information not already captured in the model loss estimation process. These qualitative factor adjustments may increase or decrease our estimate of expected credit losses. We review the qualitative adjustments so as to validate that information that has already been considered and included in the modeled quantitative loss estimation process is not also included in the qualitative adjustment. We consider the qualitative factors that are relevant to the institution as of the reporting date, which may include, but are not limited to: levels of and trends in delinquencies and performance of loans; levels of and trends in write-offs and recoveries collected; trends in volume and terms of loans; effects of any changes in reasonable and supportable economic forecasts; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; available relevant information sources that contradict our own forecast; effects of changes in prepayment expectations or other factors affecting assessments of loan contractual term; industry conditions; and effects of changes in credit concentrations.
The allowance for credit losses was $89.1 million and $31.1 million and represented 1.95% and 0.79% of loans held for investment at March 31, 2020 and December 31, 2019, respectively. This change in accounting estimate increased the ACL as of January 1, 2020 to $62.6 million from the allowance for loan losses as of December 31, 2019 of $31.1 million. Upon adoption, we recorded a cumulative effective adjustment to decrease retained earnings by $25.0 million, with corresponding adjustments to the allowance for credit losses on loans and unfunded commitments in addition to recording a deferred tax asset on our consolidated balance sheet. Included in our transition adjustment as of January 1, 2020 was the cumulative effective adjustment to gross-up the amortized cost amount of PCD loans by $0.6 million.
We have adopted the option provided by the regulatory capital framework that permits institutions to limit the initial regulatory capital day-one adverse impact by allowing a three-year phase in period for this impact. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected the five-year capital transition relief option.

The following table presents the allocation of the allowance for credit losses by loan category as of the periods indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans

Loan Type:
Commercial and industrial	$10,881	22%	$4,805	23%
Construction	22,842	13%	10,194	13%
Residential real estate:
1-to-4 family mortgage	13,006	17%	3,112	16%
Residential line of credit	6,213	5%	752	5%
Multi-family mortgage	2,328	2%	544	2%
Commercial real estate:
Owner occupied	9,047	15%	4,109	14%
Non-owner occupied	18,005	20%	4,621	21%
Consumer and other	6,819	6%	3,002	6%
Total allowance	$89,141	100%	$31,139	100%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2020	2019	2019
Allowance for credit losses at beginning of period	$31,139	$28,932	$28,932
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	30,888	—	—
Impact of adopting ASC 326 on purchased credit deteriorated loans	558	—	—
Charge-offs:
Commercial and industrial	(1,234)	(179)	(2,930)
Construction	—	—	—
Residential real estate:
1-to-4 family mortgage	(242)	(81)	(220)
Residential line of credit	—	(32)	(309)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	(209)	—	—
Non-owner occupied	—	—	(12)
Consumer and other	(726)	(579)	(2,481)
Total charge-offs	$(2,411)	$(871)	$(5,952)
Recoveries:
Commercial and industrial	88	12	136
Construction	—	1	11
Residential real estate:
1-to-4 family mortgage	24	13	79
Residential line of credit	15	25	138
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	14	87	108
Non-owner occupied	—	—	—
Consumer and other	193	224	634
Total recoveries	334	362	1,106
Net charge-offs	(2,077)	(509)	(4,846)
Provision for credit losses	27,964	1,391	7,053
Initial allowance on loans purchased with credit deterioration	669	—	—
Allowance for credit losses at the end of period	$89,141	$29,814	$31,139
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.19)%	(0.06)%	(0.12)%
Allowance for credit losses as a percentage of loans at end of period	1.95%	0.79%	0.71%
Allowance for credit losses as a percentage of nonperforming loans	287.5%	191.0%	117.0%

Mortgage loans held for sale
Mortgage loans held for sale were $325.3 million at March 31, 2020 compared to $262.5 million at December 31, 2019. Interest rate lock volume for the three months ended March 31, 2020 and 2019 totaled $2.09 billion and $1.36 billion, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The increase in interest rate lock volume for the three months ended March 31, 2020, reflects the increased volume in our retail and ConsumerDirect channels, which benefited from decreased interest rates when compared to the same period in the previous year. Interest rate lock commitments in the pipeline were $1,084.5 million at March 31, 2020 compared with $453.2 million at December 31, 2019.
Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within fifteen days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits
Deposits represent the Bank’s primary source of funds. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.
Total deposits were $5.38 billion and $4.93 billion as of March 31, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits at March 31, 2020 and December 31, 2019 were $1,335.8 million and $1,208.2 million, respectively, while interest-bearing deposits were $4.04 billion and $3.73 billion at March 31, 2020 and December 31, 2019, respectively. The 9.0% increase in total deposits is partially attributed to the acquisition of $209.5 million in deposits acquired from Farmers National, continued focus on core customer deposit growth, and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank.
Brokered and internet time deposits at March 31, 2020 remained steady at $20.4 million compared with December 31, 2019.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $110.2 million and $92.6 million at March 31, 2020 and December 31, 2019, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $555.2 million at March 31, 2020 compared to $463.1 million at December 31, 2019. The increase in public deposits is mainly attributed to seasonal fluctuations, as well as the addition of new customers.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can from period to period cause fluctuations in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 16 in the Notes to our consolidated unaudited financial statements included in this report. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature.
Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included above under the discussion of net interest income.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$1,335,799	25%	—%	$1,208,175	25%	—%
Interest-bearing demand	1,139,462	21%	0.81%	1,014,875	21%	0.92%
Money market	1,414,520	26%	1.15%	1,306,913	26%	1.42%
Savings deposits	252,854	5%	0.14%	213,122	4%	0.15%
Customer time deposits	1,213,934	23%	1.95%	1,171,502	24%	2.09%
Brokered and internet time deposits	20,363	—%	1.90%	20,351	—%	2.27%
Total deposits	$5,376,932	100%	0.94%	$4,934,938	100%	1.10%
Customer Time Deposits
0.00-0.50%	$32,650	3%		$18,919	1%
0.51-1.00%	151,983	13%		140,682	12%
1.01-1.50%	160,239	13%		55,557	5%
1.51-2.00%	346,041	29%		338,997	29%
2.01-2.50%	249,576	20%		312,528	27%
Above 2.50%	273,445	22%		304,819	26%
Total customer time deposits	$1,213,934	100%		$1,171,502	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$—	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	8,459	42%		8,453	42%
1.51-2.00%	9,373	46%		9,368	46%
2.01-2.50%	2,182	11%		2,182	11%
Above 2.50%	349	1%		348	1%
Total brokered and internet time deposits	20,363	100%		20,351	100%
Total time deposits	$1,234,297			$1,191,853

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$121,147	$74,884	$196,031
Over Three to Six	185,273	93,132	278,405
Over Six to Twelve	253,121	159,896	413,017
Over Twelve	218,634	128,210	346,844
Total	$778,175	$456,122	$1,234,297

	As of December 31, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$126,604	$66,520	$193,124
Over Three to Six	110,617	68,031	178,648
Over Six to Twelve	295,412	147,724	443,136
Over Twelve	239,828	137,117	376,945
Total	$772,461	$419,392	$1,191,853

Investment portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various types of borrowings. The investment objectives guide the portfolio allocation among securities types, maturities, and other attributes.
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$3,037	—%	$—	—%
Mortgage-backed securities	499,658	66%	490,676	71%
Municipals, tax exempt	235,677	31%	189,235	28%
Treasury securities	24,860	3%	7,448	1%
Corporate securities	985	—%	1,022	—%
Total securities available for sale	$764,217	100%	$688,381	100%
The fair value of our available-for-sale debt securities portfolio at March 31, 2020 was $764.2 million compared to $688.4 million at December 31, 2019. During the three months ended March 31, 2020 and 2019, we purchased $29.6 million (excluding those acquired from Farmers National) and $24.2 million in investment securities, respectively. There were no sales of securities during the three months ended March 31, 2020. The carrying value of securities sold during the three months ended March 31, 2019 totaled $1.8 million. Maturities and calls of securities during the three months ended March 31, 2020 and 2019 totaled $27.7 million and $20.8 million, respectively. As of March 31, 2020 and December 31, 2019, net unrealized gains of $28.0 million and $11.7 million, respectively, were recorded on available-for-sale debt securities.
As of March 31, 2020 and December 31, 2019, the Company had $3.4 million and $3.3 million, respectively, in equity securities recorded at fair value. The change in the fair value of equity securities resulted in net gains of $63 thousand and $49 thousand during the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of March 31, 2020			As of December 31, 2019
	2020			2019
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)

Treasury securities
Maturing within one year	11,122	1.5%	1.52%	—	—%	—%
Maturing in one to five years	13,738	1.8%	1.60%	7,448	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	24,860	3.3%	1.56%	7,448	1.1%	1.76%
Government agency securities:
Maturing within one year	1,011	0.1%	1.39%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	2,026	0.3%	2.64%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	3,037	0.4%	2.22%	—	—%	—%
Obligations of state and municipal subdivisions:
Maturing within one year	5,035	0.7%	1.76%	1,152	0.2%	5.11%
Maturing in one to five years	23,002	3.0%	2.40%	4,228	0.6%	4.60%
Maturing in five to ten years	25,101	3.4%	3.47%	17,865	2.6%	3.96%
Maturing after ten years	182,539	23.9%	3.82%	165,990	24.1%	3.84%
Total obligations of state and municipal subdivisions	235,677	31.0%	3.58%	189,235	27.5%	3.88%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	499	0.1%	1.83%	496	0.1%	1.83%
Maturing in five to ten years	24,916	3.0%	3.16%	24,316	3.5%	3.16%
Maturing after ten years	474,243	62.1%	2.43%	465,864	67.7%	2.36%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	499,658	65.2%	2.46%	490,676	71.3%	2.40%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	985	0.1%	4.13%	1,022	0.1%	4.13%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	985	0.1%	4.13%	1,022	0.1%	4.13%
Total investment securities	764,217	100.0%	2.81%	688,381	100.0%	2.94%

(1)	Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
As of March 31, 2020
US Government agency securities	$3,007	$30	$—	$3,037
Mortgage-backed securities	481,651	18,028	(21)	499,658
Municipals, tax exempt	226,026	10,010	(359)	235,677
Treasury securities	24,488	372	—	24,860
Corporate securities	1,000	—	(15)	985
	$736,172	$28,440	$(395)	$764,217
As of December 31, 2019
US Government agency securities	$—	$—	$—	$—
Mortgage-backed securities	487,101	5,236	(1,661)	490,676
Municipals, tax exempt	181,178	8,287	(230)	189,235
Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
	$676,705	$13,567	$(1,891)	$688,381
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
The following table sets forth our total borrowings segmented by years to maturity as of March 31, 2020:

	March 31, 2020
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
March 31, 2021	$146,892	45%	1.33%
March 31, 2022	—	—%	—%
March 31, 2023	—	—%	—%
March 31, 2024	—	—%	—%
March 31, 2025	—	—%	—%
Thereafter	180,930	55%	1.83%
Total	$327,822	100%	1.76%
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $31.9 million and $23.7 million at March 31, 2020 and December 31, 2019, respectively.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $305.0 million and $305.0 million as of March 31, 2020 and December 31, 2019, respectively. There were no borrowings against the line at March 31, 2020 or December 31, 2019.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $422.9 million and qualifying commercial mortgages of $571.4 million as collateral securing a line of credit with a total borrowing capacity of $791.0 million as of March 31, 2020. As of December 31, 2019, we pledged qualifying residential mortgages of $413.0 million and qualifying commercial mortgages of $545.5 million as collateral securing a line of credit with a total borrowing capacity of $760.6 million.

Borrowings against our line totaled $250.0 million and $250.0 million as of March 31, 2020 and December 31, 2019, respectively. The FHLB advances as of March 31, 2020 includes two long-term advances with putable features totaling $150.0 million. These two long-term advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively. However, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predetermined fixed rates of 1.24% and 1.37%, respectively. There were also no overnight cash management advances (CMAs) as of the quarters ended March 31, 2020 or December 31, 2019. A letter of credit with FHLB of $75.0 million was pledged to secure public funds that required collateral as of March 31, 2020 and December 31, 2019. Included in total FHLB advances is $100.0 million of 90-day fixed-rate advances. An additional line of $800.0 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $250.0 million for both quarters ended March 31, 2020 and December 31, 2019. The weighted average interest rate on FHLB borrowings was 1.45% and 1.51% at March 31, 2020 and December 31, 2019.
Additionally, the Bank maintains a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of March 31, 2020 and December 31, 2019, $1.46 billion and $1.41 billion of qualifying loans and $4.5 million and $5.0 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $1,056.4 million and $1,013.2 million, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of March 31, 2020 and December 31, 2019, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (4.70% and 5.10% at March 31, 2020 and December 31, 2019, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (4.70% and 5.19% at March 31, 2020 and December 31, 2019, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
Other borrowings
During the three months ended March 31, 2020, we initiated a credit line in the amount of $20.0 million (1.75% + 1 month LIBOR in effect 2 business days prior to reprice date) and borrowed $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. An additional $5.0 million remains available for the Company to draw. This line of credit has a term of one year, maturing on February 21, 2021.
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
As a result of the COVID–19 pandemic, we have taken steps to ensure adequate liquidity and access to funding sources. To date, we have not seen significant pressure on liquidity or sources of funding as a result of COVID–19 and have maintained higher than typical levels of liquidity in cash and cash equivalents to maintain flexibility.
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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2020 and December 31, 2019, securities with a carrying value of $411.3 million and $373.7 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short- term borrowings, letters of credit and derivative instruments. Additionally, we have FHLB line of credit to secure public funds totaling $75.0 million at March 31, 2020 and December 31, 2019.
Additional sources of liquidity include federal funds purchased, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances ("CMAs") at March 31, 2020 and December 31, 2019.  At March 31, 2020 and December 31, 2019, the balance of our outstanding additional long-term advances with the FHLB were $150.0 million. The remaining balance available with the FHLB was $466.0 million and $435.6 million at March 31, 2020 and December 31, 2019, respectively.  We also maintain lines of credit with other commercial banks totaling $305.0 million as of March 31, 2020 and December 31, 2019. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines at March 31, 2020 and at December 31, 2019.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of March 31, 2020 and December 31, 2019, $170.3 million and $223.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. No cash dividends from the Bank to the Company were paid during the three months ended March 31, 2020 or 2019. Subsequent to the three months ended March 31, 2020, the board approved a quarterly dividend from the Bank to the holding company amounting to approximately $5.3 million that did not require approval from the TDFI.
During the three months ended March 31, 2020, the Company declared dividends of $0.09 per share, or $2.9 million. Subsequent to March 31, 2020, the Company declared a quarterly dividend in the amount of $0.09 per share, or $3.0 million payable to stockholders of record as of May 11, 2020 on May 26, 2020.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. No such expenses were incurred during the three months ended March 31, 2020 or 2019.
During the three months ended March 31, 2020, the Company obtained a line of credit for $20.0 million, of which $15.0 million is borrowed to fund the cash consideration paid in connection with the Farmers National merger.
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

The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of March 31, 2020 and December 31, 2019, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes(1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
March 31, 2020
Total capital (to risk weighted assets)
FB Financial Corporation	$688,396	12.5%	$440,573	8.0%	N/A	N/A
FirstBank	$696,625	12.7%	$438,819	8.0%	$548,524	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$636,922	11.6%	$329,442	6.0%	N/A	N/A
FirstBank	$645,151	11.7%	$330,847	6.0%	$441,129	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$636,922	10.3%	$247,348	4.0%	N/A	N/A
FirstBank	$645,151	10.4%	$248,135	4.0%	$310,169	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$606,922	11.0%	$248,286	4.5%	N/A	N/A
FirstBank	$645,151	11.7%	$248,135	4.5%	$358,417	6.5%
December 31, 2019
Total capital (to risk weighted assets)
FB Financial Corporation	$633,549	12.2%	$415,442	8.0%	N/A	N/A
FirstBank	$623,432	12.1%	$412,186	8.0%	$515,233	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$602,410	11.6%	$311,591	6.0%	N/A	N/A
FirstBank	$592,293	11.5%	$309,022	6.0%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A
FirstBank	$592,293	9.9%	$239,310	4.0%	$299,138	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$572,410	11.1%	$232,058	4.5%	N/A	N/A
FirstBank	$592,293	11.5%	$231,767	4.5%	$334,774	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
We also have outstanding junior subordinated debentures with a carrying value of $30.0 million at March 31, 2020 and December 31, 2019, which are included in our Tier 1 capital.
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
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.
As of March 31, 2020 and December 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject. Also, as of September 30, 2019, the date of the most recent FDIC examination, the Bank was well capitalized under the regulatory framework for prompt corrective action.
Capital Expenditures
As of March 31, 2020, we had capital commitments of approximately $1.0 million to be paid over the next twelve months. Additionally, we plan on investing an additional approximate $1.0 million in branch improvements across our markets over the next twelve months.

Shareholders’ equity
Our total shareholders’ equity was $782.3 million at March 31, 2020 and $762.3 million, at December 31, 2019. Book value per share was $24.40 at March 31, 2020 and $24.56 at December 31, 2019. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by a cumulative effective adjustment of $25,018 on January 1, 2020 for the adoption of ASU 2016-13 and to a lesser extent declared dividends and activity related to equity-based compensation.
Off-balance sheet arrangements
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, standby and commercial letters of credit, and commitments to purchase loans, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 10 in the accompanying Notes to the consolidated unaudited financial statements included elsewhere in this report.

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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	March 31,	December 31,	March 31,	December 31,
(in basis points)	2020	2019	2020	2019
+400	12.3%	8.4%	16.5%	9.7%
+300	9.2%	6.4%	12.7%	7.6%
+200	6.0%	4.4%	8.7%	5.4%
+100	3.0%	2.2%	4.8%	2.9%
-100	0.2%	(4.9)%	(0.5)%	(6.6)%
-200	1.0%	(8.5)%	0.4%	(11.6)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	March 31,	December 31,
(in basis points)	2020	2019
+400	2.9%	(3.8)%
+300	3.1%	(2.4)%
+200	2.7%	(1.0)%
+100	1.6%	(0.1)%
-100	(10.4)%	(4.7)%
-200	(13.5)%	(14.5)%

(1)
The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of March 31, 2020 and December 31, 2019 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. Beta assumptions on loans and deposits were consistent for both time periods. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should mitigate some of this pressure in the near term.

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
We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers.
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
The Company enters into rate lock commitments and forward loan sales contracts as part of our ongoing efforts to mitigate our interest rate risk exposure inherent in our mortgage pipeline and held for sale portfolio. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the client for a period of time, typically 30-90 days. Once an interest rate lock commitment is entered into with a client, we also enter into a forward commitment to sell the residential mortgage loan to secondary market investors. Forward loan sale contracts are contracts for delayed sale and delivery of mortgage loans to a counter party. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained.
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
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. New controls were established over the review of the model implementation and design, model governance, and economic forecasting projections obtained from an independent third party and controls over data and assumptions were expanded. Except as related to the adoption of ASU 2016‑13, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The COVID-19 pandemic (“COVID-19”) had and is likely to continue to have an adverse affect, possibly materially, on our business, results of operations, and financial condition.
COVID-19 presents a unique and exceptional risk to FirstBank and the banking industry overall. The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, results of operation, and financial condition. Due to the unpredictability of COVID-19, it is impossible to determine the extent to which the Company's business, results of operations, and financial condition will continue to be impacted. The extent to which the COVID-19 pandemic will continue to negatively affect our business, results of operation, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our associates, customers, communities, vendors, and other financial institutions, and actions taken by governmental authorities and other third parties in response to the pandemic.
Federal, state, and local governments have implemented a variety of measures to manage the public health effects of COVID-19, including restrictions on travel, ordering the closure of non-essential businesses, and implementing required social distancing measures and mandatory stay at home orders. Collectively, these measures, together with voluntary changes in behavior, have led to a substantial decrease in economic activity and a dramatic increase in unemployment, particularly in sectors such as retail, hospitality, travel, and healthcare, among others. Governmental bodies have also enacted and are expected to continue to enact and implement laws designed to stabilize the economy and provide relief to businesses and individuals to mitigate the consequences of COVID-19 and the policies restricting the operation of businesses and the movement of individuals. In response to the pandemic, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The effectiveness of these efforts is uncertain, and we cannot predict future developments, including how long the outbreak and related restrictions will last, which geographical regions may be particularly affected, or what other government responses may occur.
Given the ongoing and dynamic nature of the pandemic and its impact on the US and local economies, it is difficult to predict the full impact of the outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to the following risks, among others, any of which could have a material, adverse effect on our business, results of operation, and financial condition:

•	the likelihood that our customers will become delinquent on their loans or other obligations to us, which, in turn, would result in a higher level of non-performing loans and net charge-offs.

•	there may continue to be a decrease in the demand for some of our products and services, which will make it difficult to grow assets and income;

•
if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	if borrowers experience financial difficulties beyond forbearance periods, we must increase our allowance for loan losses, which will adversely affect net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•
as the result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline more than the cost of our interest-bearing liabilities, which would reduce our net interest margin and net income;

•	a material decrease in net income could result in a decrease in the amount or a cancellation of our quarterly cash dividend;

•	we rely on third party vendors for critical services and the unavailability one or more of these services due to the pandemic could have an adverse effect on our operations;

•	federal, state, or local governments create inconsistent, conflicting, contradictory, or moot, policies that disrupt financial markets or our business strategies;

•	as a result of the government’s response to the COVID-19 pandemic, the national, regional and/or local economies may experience a recession, unusual inflation, or other atypical economical event;

•	our employees, officers, or directors may become infected with or otherwise incapacitated because of COVID-19;

•
beginning in March 2020, most of our nonessential employees began working remotely from home, and this unprecedented increase in our remote workforce poses an enhanced risk to operations, including potential impacts on financial controls and/or a loss of employee engagement and productivity, which could impact financial results and the operations of the Bank;

•
the increase in the number of employees working remotely throughout the economy also subjects us, our customers, and our vendors to additional cybersecurity risk as cybercriminals attempt to exploit vulnerabilities, compromise business emails, and generate phishing attacks during this time and;

•
our participation in the Paycheck Protection Program and/or other government stimulus lending programs may create a risk to the bank if we implement these stimulus programs incorrectly or untimely, which could harm our customers or our reputation.

You should also review our Risk Factors discussion in Item 1A of our 2019 Form 10-K for information regarding other factors that have and are likely to continue to affect our business and financial performance as a result of the pandemic.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2020:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2020	—	—	—	$25,000,000
February 1 - February 29, 2020	—	—	—	25,000,000
March 1 - March 31, 2020	—	—	—	25,000,000
Total	—	—	—	25,000,000
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
ITEM 5. OTHER INFORMATION

As reported in its current report on Form 8-K filed on April 24, 2020, the Company announced the appointments of Michael M. Mettee as Interim Chief Financial Officer and of Lisa M. Smiley as Principal Accounting Officer.  On May 8, 2020, the Company awarded grants of restricted stock units (“RSUs”) representing the right to receive 4,500 shares to Mr. Mettee and 2,500 shares to Ms. Smiley. These RSUs will fully vest effective May 8, 2021.

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

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
10.1	Form of Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan.*
10.2	Form of Performance Based Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
May 11, 2020	Michael M. Mettee Interim Chief Financial Officer

/s/ Lisa M. Smiley
May 11, 2020	Lisa M. Smiley Principal Accounting Officer