Form 10-Q
period 2020-06-30
FB Financial Corp
filed 2020-08-10
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37875
_____________________________________________________________
FB FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)
______________________________________________________________

Tennessee	62-1216058
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
211 Commerce Street, Suite 300Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of July 31, 2020 was 32,103,348.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2020 (Unaudited)	2019
ASSETS
Cash and due from banks	$33,710	$48,806
Federal funds sold	34,638	131,119
Interest-bearing deposits in financial institutions	649,244	52,756
Cash and cash equivalents	717,592	232,681
Investments:
Available-for-sale debt securities, at fair value	747,438	688,381
Equity securities, at fair value	4,329	3,295
Federal Home Loan Bank stock, at cost	17,621	15,976
Loans held for sale, at fair value	435,479	262,518
Loans	4,827,023	4,409,642
Less: allowance for credit losses	113,129	31,139
Net loans	4,713,894	4,378,503
Premises and equipment, net	100,638	90,131
Other real estate owned, net	15,091	18,939
Operating lease right-of-use assets	30,447	32,539
Interest receivable	26,587	17,083
Mortgage servicing rights, at fair value	60,508	75,521
Goodwill	175,441	169,051
Core deposit and other intangibles, net	17,671	17,589
Other assets	192,800	122,714
Total assets	$7,255,536	$6,124,921
LIABILITIES
Deposits
Noninterest-bearing	$1,775,323	$1,208,175
Interest-bearing checking	1,236,094	1,014,875
Money market and savings	1,749,889	1,520,035
Customer time deposits	1,176,067	1,171,502
Brokered and internet time deposits	15,428	20,351
Total deposits	5,952,801	4,934,938
Borrowings	328,662	304,675
Operating lease liabilities	33,803	35,525
Accrued expenses and other liabilities	135,054	87,454
Total liabilities	6,450,320	5,362,592
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 32,101,108 and 31,034,315 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	32,101	31,034
Additional paid-in capital	462,930	425,633
Retained earnings	286,296	293,524
Accumulated other comprehensive income, net	23,889	12,138
Total shareholders' equity	805,216	762,329
Total liabilities and shareholders' equity	$7,255,536	$6,124,921
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$61,092	$66,276	$124,846	$126,724
Interest on securities
Taxable	2,619	3,548	5,675	7,117
Tax-exempt	1,590	1,160	3,023	2,304
Other	306	735	1,737	1,507
Total interest income	65,607	71,719	135,281	137,652

Interest expense:
Deposits	9,309	13,488	21,477	25,343
Borrowings	961	1,208	2,218	2,270
Total interest expense	10,270	14,696	23,695	27,613
Net interest income	55,337	57,023	111,586	110,039
Provision for credit losses	24,039	881	52,003	2,272
Provision for credit losses on unfunded commitments	1,882	—	3,483	—
Net interest income after provisions for credit losses	29,416	56,142	56,100	107,767

Noninterest income:
Mortgage banking income	72,168	24,526	104,913	45,547
Service charges on deposit accounts	1,858	2,327	4,421	4,406
ATM and interchange fees	3,606	3,002	6,740	5,658
Investment services and trust income	1,368	1,287	3,065	2,582
(Loss) gain from securities, net	(28)	52	35	95
Gain on sales or write-downs of other real estate owned	86	277	137	238
(Loss) gain from other assets	(54)	(183)	(382)	8
Other income	2,487	1,691	5,262	3,484
Total noninterest income	81,491	32,979	124,191	62,018

Noninterest expenses:
Salaries, commissions and employee benefits	55,258	37,918	98,880	71,615
Occupancy and equipment expense	4,096	4,319	8,274	8,049
Legal and professional fees	1,952	1,694	3,510	3,419
Data processing	2,782	2,643	5,235	5,027
Merger costs	1,586	3,783	4,636	4,404
Amortization of core deposit and other intangibles	1,205	1,254	2,408	1,983
Advertising	2,591	2,434	4,980	5,171
Other expense	11,109	10,074	21,215	19,552
Total noninterest expense	80,579	64,119	149,138	119,220

Income before income taxes	30,328	25,002	31,153	50,565
Income tax expense	7,455	6,314	7,535	12,289
Net income	$22,873	$18,688	$23,618	$38,276
Earnings per common share
Basic	$0.71	$0.60	$0.75	$1.24
Diluted	0.70	0.59	0.74	1.21
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$22,873	$18,688	$23,618	$38,276
Other comprehensive income, net of tax:
Net change in unrealized gain in available-for-sale securities, net of taxes of $429, $2,382, $4,704, and $5,134	1,209	6,725	13,303	14,503
Reclassification adjustment for (gain) loss on sale of securities included in net income, net of taxes of $0, $(2), $0, and $0	—	(3)	—	1
Net change in unrealized loss in hedging activities, net of taxes of $(40), $(201), $(443), and $(317)	(112)	(564)	(1,257)	(895)
Reclassification adjustment for gain on hedging activities, net of taxes of $(52), $(42), $(104), and $(75)	(148)	(119)	(295)	(213)
Total other comprehensive income, net of tax	949	6,039	11,751	13,396
Comprehensive income	$23,822	$24,727	$35,369	$51,672
 See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at March 31, 2020	$32,067	$460,938	$266,385	$22,940	$782,330
Net income	—	—	22,873	—	22,873
Other comprehensive income, net of taxes	—	—	—	949	949
Stock based compensation expense	6	2,344	—	—	2,350
Restricted stock units vested and distributed, net of shares withheld	28	(352)	—	—	(324)
Dividends declared ($0.09 per share)	—	—	(2,962)	—	(2,962)
Balance at June 30, 2020	$32,101	$462,930	$286,296	$23,889	$805,216

Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329
Cumulative effect of change in accounting principle (See Note 1)	—	—	(25,018)	—	(25,018)
Balance at January 1, 2020	31,034	425,633	268,506	12,138	737,311
Net income	—	—	23,618	—	23,618
Other comprehensive income, net of taxes	—	—	—	11,751	11,751
Common stock issued in connection with acquisition of FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847
Stock based compensation expense	11	4,222	—	—	4,233
Restricted stock units vested and distributed, net of shares withheld	89	(1,251)	—	—	(1,162)
Shares issued under employee stock purchase program	12	434	—	—	446
Dividends declared ($0.18 per share)	—	—	(5,828)	—	(5,828)
Balance at June 30, 2020	$32,101	$462,930	$286,296	$23,889	$805,216

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total shareholders' equity
Balance at March 31, 2019	$30,853	$423,647	$236,947	$3,130	$694,577
Net income	—	—	18,688	—	18,688
Other comprehensive loss, net of taxes	—	—	—	6,039	6,039
Stock based compensation expense	3	2,144	—	—	2,147
Restricted stock units vested and distributed, net of shares withheld	10	(147)	—	—	(137)
Dividends declared ($0.08 per share)	—	—	(2,555)	—	(2,555)
Balance at June 30, 2019	$30,866	$425,644	$253,080	$9,169	$718,759

Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857
Cumulative effect of change in accounting principle	—	—	(1,309)	—	(1,309)
Balance at January 1, 2019	30,725	424,146	219,904	(4,227)	670,548
Net income	—	—	38,276	—	38,276
Other comprehensive income, net of taxes	—	—	—	13,396	13,396
Stock based compensation expense	6	3,779	—	—	3,785
Restricted stock units vested and distributed, net of shares withheld	124	(2,634)	—	—	(2,510)
Shares issued under employee stock purchase program	11	353	—	—	364
Dividends declared ($0.16 per share)	—	—	(5,100)	—	(5,100)
Balance at June 30, 2019	$30,866	$425,644	$253,080	$9,169	$718,759
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$23,618	$38,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,231	2,450
Amortization of core deposit and other intangibles	2,408	1,983
Capitalization of mortgage servicing rights	(20,063)	(19,932)
Net change in fair value of mortgage servicing rights	35,076	13,221
Stock-based compensation expense	4,233	3,785
Provision for credit losses	52,003	2,272
Provision for credit losses on unfunded commitments	3,483	—
Provision for mortgage loan repurchases	1,227	148
Accretion of yield on purchased loans	(2,554)	(3,928)
Accretion of discounts and amortization of premiums on securities, net	2,077	1,296
Gain from securities, net	(35)	(95)
Originations of loans held for sale	(2,807,047)	(2,240,059)
Repurchases of loans held for sale	—	(9,670)
Proceeds from sale of loans held for sale	2,739,933	2,269,654
Gain on sale and change in fair value of loans held for sale	(113,888)	(42,425)
Net gain on other real estate owned	(137)	(238)
Loss (gain) on other assets	382	(8)
Relief of goodwill	—	100
Provision for deferred income taxes	(16,380)	(4,451)
Changes in:
Operating leases	370	—
Other assets and interest receivable	(104,474)	(39,331)
Accrued expenses and other liabilities	48,799	13,803
Net cash used in operating activities	(147,738)	(13,149)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	1,758
Maturities, prepayments and calls	72,360	50,167
Purchases	(59,984)	(54,218)
Net change in loans	(196,303)	(239,425)
Purchases of FHLB stock	(1,176)	(2,544)
Proceeds from sale of mortgage servicing rights	—	29,160
Purchases of premises and equipment	(4,827)	(1,011)
Proceeds from the sale of premises and equipment	—	290
Proceeds from the sale of other real estate owned	4,150	1,864
Net cash paid in business combinations (See Note 2)	(4,227)	171,032
Net cash used in investing activities	(190,007)	(42,927)
Cash flows from financing activities:
Net increase in demand deposits	891,237	71,898
Net (decrease) increase in time deposits	(82,909)	10,334
Net increase in securities sold under agreements to repurchase and federal funds purchased	5,795	16,716
Net increase in FHLB advances	—	3,235
Proceeds from other borrowings	15,000	—
Share-based compensation withholding payments	(1,162)	(2,510)
Net proceeds from sale of common stock	446	364
Dividends paid	(5,751)	(4,981)
Net cash provided by financing activities	822,656	95,056
Net change in cash and cash equivalents	484,911	38,980
Cash and cash equivalents at beginning of the period	232,681	125,356
Cash and cash equivalents at end of the period	$717,592	$164,336
Supplemental cash flow information:
Interest paid	$23,081	$23,869
Taxes paid	1,590	12,823
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,006	$2,030
Transfers from other real estate owned to premises and equipment	841	—
Transfers from premises and equipment to other real estate owned	—	2,640
Loans provided for sales of other real estate owned	—	166
Transfers from loans to loans held for sale	6,317	116
Transfers from loans held for sale to loans	14,358	6,732
Stock consideration paid in business combination	35,041	—
Trade date payable - securities	5,431	1,089
Trade date receivable - securities	—	86
Dividends declared not paid on restricted stock units	77	119
Decrease to retained earnings for adoption of new accounting standards (See Note 1)	25,018	1,309
Right-of-use assets obtained in exchange for operating lease liabilities	806	38,249
See accompanying notes to consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a bank holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"), with 72 full-service branches throughout Tennessee, north Alabama, Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
Coronavirus Disease 2019 ("COVID-19")
The COVID-19 health pandemic that appeared in the United States in the first quarter of 2020 has created a health and economic crisis that has resulted in volatility in financial markets, disruption in consumer and commercial behavior and unprecedented job losses and action taken by governments in the United States and globally. All industries, municipalities and consumers have been impacted to some degree, including the markets that the Company serves. In an attempt to “flatten the curve”, commerce has been required to adapt, from virtually coming to a halt to exploring alternative ways to continue offering services. Businesses not deemed essential have closed and individuals have been asked to restrict their movements, observe social distancing and other restrictions, including shelter in place. These actions have resulted in rapid decreases in traditional commercial and consumer activities, temporary and intermittent closures of many businesses that have led to a loss of revenues and a rapid increase and volatility in unemployment rates, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. During the end of second quarter of 2020, many municipalities within the Company's footprint began loosening restrictions and many customers began returning to work, pointing to an improvement in economic conditions, however subsequent to these changes, the number of COVID-19 cases began to rise in certain locations, leading to an increase in restrictions and slow down in commerce once again, which continues to persist. The duration and potential financial impact is currently unknown, however if these conditions are sustained without some mitigating factors such as additional or extended government assistance programs, it may impact borrowers' ability to repay loans, which could cause material adverse effect on the Company's business operations and lead to valuation impairments on the Company's intangible assets, loans, investments, mortgage servicing rights, and derivative instruments.
COVID-19 relief programs
On March 13, 2020, the COVID-19 Emergency Declaration was issued leading to the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was enacted on March 27, 2020. The CARES Act includes the Paycheck Protection Program (“PPP”), a nearly $670 billion program, as amended, designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee up to 24 weeks of payroll and other costs, including rent and other operating costs, to help those businesses remain viable and allow their workers to continue paying bills. As of June 30, 2020, the Company funded $314,678 of PPP loans through the US Small Business Administration ("SBA"). Additionally, the Company introduced a payment deferral program for

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
commercial and consumer customers to assist during these unprecedented times. At June 30, 2020, the Company's recorded investment in loans in deferral status totaled $918.3 million. These payment deferrals are for initial terms of up to ninety-days with some having an option to extend further.
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after June 30, 2020, but prior to the issuance of these financial statements that would have a material impact on the Company's consolidated financial statements.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per common share calculation:
Net income	$22,873	$18,688	$23,618	$38,276
Dividends paid on and undistributed earnings allocated to participating securities	—	(100)	—	(205)
Earnings attributable to common shareholders	$22,873	$18,588	$23,618	$38,071
Weighted-average basic shares outstanding	32,094,274	30,859,596	31,676,004	30,823,341
Basic earnings per common share	$0.71	$0.60	$0.75	$1.24
Diluted earnings per common share:
Earnings attributable to common shareholders	$22,873	$18,588	$23,618	$38,071
Weighted-average basic shares outstanding	32,094,274	30,859,596	31,676,004	30,823,341
Weighted-average diluted shares contingently issuable(1)	412,143	518,422	433,190	525,625
Weighted-average diluted shares outstanding	32,506,417	31,378,018	32,109,194	31,348,966
Diluted earnings per common share	$0.70	$0.59	$0.74	$1.21
1Excludes 352,888 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2020.
Recently adopted accounting policies:
The Company modified or adopted the following accounting policies during the six months ended June 30, 2020, primarily as a result of the implementation of FASB Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("CECL"):

Investment securities:
Debt securities are classified as held to maturity and carried at amortized cost, excluding accrued interest, when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of applicable taxes. Beginning January 1, 2020, unrealized

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
losses resulting from credit losses for available-for-sale debt securities are recognized in earnings as a provision for credit losses. Unrealized losses that do not result from credit losses are excluded from earnings and reported as accumulated other comprehensive income, net of applicable taxes, which is included in equity. Accrued interest receivable is separated from other components of amortized cost and presented separately on the consolidated balance sheets.
Equity securities with readily determinable market values are carried at fair value on the balance sheet with any periodic changes in value made through adjustments to the statement of income. Equity securities without readily determinable market values are carried at cost less impairment and included in other assets on the consolidated balance sheets.
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
The Company did not record any provision for credit losses for its available-for-sale debt securities during the three months or six months ended June 30, 2020, as the majority of the investment portfolio is government guaranteed and declines in fair value below amortized cost were determined to be non-credit related.
Loans:
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding less any purchase accounting discount net of any accretion recognized to date. Interest on loans is recognized as income by using the simple interest method on daily balances of the principal amount outstanding plus any accretion of purchase accounting discounts. Accrued interest receivable is separated from other components of amortized cost and presented separately on the consolidated balance sheets.
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
The allowance for credit losses is the Company’s best estimate. Actual losses may differ from the June 30, 2020 allowance for credit loss as the CECL estimate is sensitive to economic forecasts and management judgment. There have been no changes to portfolio segments as described in the accounting policies within the Company's Annual Report on Form 10-K.
Business combinations and accounting for loans purchased with credit deterioration:
Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date. Any excess of the purchase price over fair value of net assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including any other identifiable intangible assets, exceed the purchase price, a bargain purchase gain is recognized. Results of operations of acquired entities are included in the consolidated statements of income from the date of acquisition.
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
For loan commitments that are not accounted for as derivatives and when the obligation is not unconditionally cancelable by the Company, the Company applies the CECL methodology to estimate the expected credit loss on off-balance-sheet commitments. The estimate of expected credit losses for off-balance-sheet credit commitments is recognized as a liability. When the loan is funded, an allowance for expected credit losses is estimated for that loan using the CECL methodology, and the liability for off-balance-sheet commitments is reduced. When applying the CECL methodology to estimate the expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
Recently adopted accounting standards:
Except as set forth below, the Company did not adopt any new accounting standards that were not disclosed in the Company's 2019 audited consolidated financial statements included on Form 10-K.
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 and its subsequent amendments issued by the FASB, which requires the measurement of all current expected credit losses for financial assets (including off-balance sheet credit exposures) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the update requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The new methodology requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including certain loans obtained as a result of any acquisition. For available-for-sale debt securities that have experienced a deterioration in credit, Topic 326 requires an allowance for credit losses to be recognized, instead of a direct write-down, which was previously required under the other-than-temporary impairment ("OTTI") model. Topic 326 eliminates the concept of “other-than-temporary” impairment and instead focuses on determining whether any impairment is a result of a credit loss or other factors. As a result, the standard says the Company may not use the length of time a debt security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as the Company was previously allowed under the OTTI model.
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
ASSETS
Loans	$4,409,642	$558	Increase	$4,410,200
Allowance for credit losses	(31,139)	(31,446)	Increase	(62,585)
Total impact to assets		$(30,888)	Net decrease
LIABILITIES AND EQUITY
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
In August 2018, the FASB issued "Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements." This update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The update became effective on January 1, 2020 and did not have an impact on the Company's consolidated financial statements or disclosures.
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
Note (2)—Mergers and acquisitions:
Franklin Financial Network, Inc.
On January 21, 2020, the Company entered into a definitive merger agreement with Franklin Financial Network, Inc ("Franklin"), pursuant to which Franklin will be merged with and into the Company. Franklin has 15 branches and approximately $3.78 billion in total assets, $2.79 billion in loans, and $3.14 billion in deposits as of June 30, 2020. According to the terms of the merger agreement, Franklin shareholders will receive 0.9650 shares of FB Financial Corporation's common stock and $2.00 in cash for each share of Franklin stock. Based on the Company's closing price on the New York Stock Exchange of $24.77 per share as of June 30, 2020, the implied transaction value is approximately $394,000. The merger, as approved by the Company's and Franklin's shareholders, has received regulatory approvals and the Company intends to close effective August 15, 2020.
FNB Financial Corp. merger
Effective February 14, 2020, the Company completed its previously announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The transaction added five branches and expanded the Company's footprint into Kentucky. Under the terms of the agreement, the Company acquired total assets of $258,218, loans of $182,171 and assumed total deposits of $209,535. Farmers National shareholders received 954,797 shares of the company's common stock as consideration in connection with the merger, in addition to $15,001 in cash consideration. Based on the closing price of the Company's common stock on the New York Stock Exchange of $36.70 on February 14, 2020, the merger consideration represented approximately $50,042 in aggregate consideration.
The acquisition of Farmers National was accounted for in accordance with FASB ASC Topic 805 "Business Combinations." Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The Company is finalizing the fair value of acquired assets and liabilities assumed and as such, purchase accounting is not yet complete. Goodwill of $6,390 recorded in connection with the transaction resulted from the ongoing business contribution of Farmers National and anticipated synergies arising from the combination of certain operational areas of the Company. The goodwill is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the acquisition of Farmers National are in alignment with the Company's core banking business.
The Company incurred $1,503 and $2,097 in merger expenses during the three and six months ended June 30, 2020 in connection with this transaction. These expenses are primarily comprised of professional services, employee-related costs and integration costs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables summarize the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and an allocation of the consideration to net assets acquired:

As of February 14, 2020
As Recorded by FB Financial Corporation
ASSETS
Cash and cash equivalents	$10,774
Securities	50,594
Loans, net of fair value adjustments	182,171
Allowance for credit losses on PCD loans	(669)
Premises and equipment	8,049
Core deposit intangible	2,490
Other assets	4,809
Total assets	$258,218
LIABILITIES
Deposits
Noninterest-bearing	$63,531
Interest-bearing checking	26,451
Money market and savings	37,002
Customer time deposits	82,551
Total deposits	209,535
Borrowings	3,192
Accrued expenses and other liabilities	1,839
Total liabilities	214,566
Total net assets acquired	$43,652

Consideration:
Net shares issued	954,797
Purchase price per share on February 14, 2020	$36.70
Value of stock consideration		$35,041
Cash consideration paid		15,001
Total purchase price		$50,042
FV of net assets acquired		43,652
Goodwill resulting from merger		$6,390
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

As of February 14,
2020
Purchased credit-deteriorated loans
Principal balance	$18,964
Allowance for credit losses at acquisition	(669)
Net premium attributable to other factors	63
Loans purchased credit-deteriorated fair value	$18,358
Loans recognized through the acquisition of FNB that have not experienced more-than-insignificant credit deterioration since origination are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded a provision for credit losses of $2,885 in the income statement at acquisition related to estimated credit losses on non-PCD loans.
Farmers National's results of operations have been included in the Company's consolidated financial statements prospectively beginning on the date of acquisition. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible.The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three months ended June 30, 2019, and the six months ended June 30, 2020 and 2019, respectively, as though the merger had been completed as of January 1, 2019. The unaudited estimated pro forma information combines the historical results of Farmers National with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2020	2019
Net interest income	$59,543	$112,804	$115,128
Total revenues	92,919	237,258	177,938
Net income	19,097	24,045	38,696
Atlantic Capital Bank, N.A. Branches
On April 5, 2019, the Bank completed its branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital") in a transaction valued at $36,790, further increasing market share in existing markets and expanding the Company's footprint into new locations. The branch acquisition added $588,877 in customer deposits at a premium of 6.25% and $374,966 in loans at 99.32% of principal outstanding. All of the operations of the Branches are included in the Banking segment.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Atlantic Capital's results of operations have been included in the Company's consolidated financial statements prospectively beginning on the date of acquisition. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and six months ended June 30, 2019 as though the merger had been completed as of January 1, 2018. The unaudited estimated pro forma information combines the historical results of Atlantic Capital with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2018 and does not include the effect of all cost-saving or revenue-enhancing strategies.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net interest income	$57,023	$113,610
Total revenues	$90,002	$176,413
Net income	$18,688	$37,191

Note (3)—Investment securities:
The following table summarizes the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$3,003	$21	$—	$—	$3,024
Mortgage-backed securities - residential	439,843	14,770	(7)	—	454,606
Municipals, tax exempt	251,424	14,875	(247)	—	266,052
Treasury securities	22,485	286	—	—	22,771
Corporate securities	1,000	—	(15)	—	985
Total	$717,755	$29,952	$(269)	$—	$747,438

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
Mortgage-backed securities - residential	$487,101	$5,236	$(1,661)	$490,676
Municipals, tax exempt	181,178	8,287	(230)	189,235
Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
Total	$676,705	$13,567	$(1,891)	$688,381
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, total accrued interest receivable on debt securities was $3,184 and $2,843, respectively.
As of June 30, 2020 and December 31, 2019, the Company had $4,329 and $3,295 in marketable equity securities recorded at fair value, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Securities pledged at June 30, 2020 and December 31, 2019 had carrying amounts of $475,645 and $373,674, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At June 30, 2020 and December 31, 2019, there were $5,431 and $0, respectively, in trade date payables that related to purchases settled after period end.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2020 and December 31, 2019 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	June 30,		December 31,
	2020		2019
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$17,374	$17,473	$1,148	$1,152
Due in one to five years	33,022	33,515	11,553	11,676
Due in five to ten years	30,203	31,373	18,287	18,887
Due in over ten years	197,313	210,471	158,616	165,990
	277,912	292,832	189,604	197,705
Mortgage-backed securities - residential	439,843	454,606	487,101	490,676
Total debt securities	$717,755	$747,438	$676,705	$688,381
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$—	$—	$1,758
Proceeds from maturities, prepayments and calls	44,703	29,353	72,360	50,167
Gross realized gains	—	5	—	6
Gross realized losses	—	—	—	7
Additionally, net (losses) gains on the change in fair value of equity securities of $(28) and $35 were recognized in the three and six months ended June 30, 2020, respectively and $47 and $96 were recognized in the three and six months ended June 30, 2019, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$14,746	$(7)	$—	$—	$14,746	$(7)
Municipals, tax exempt	2,784	(247)	—	—	2,784	(247)
Corporate securities	985	(15)	—	—	985	(15)
Total	$18,515	$(269)	$—	$—	$18,515	$(269)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$47,641	$(164)	$175,730	$(1,497)	$223,371	$(1,661)
Municipals, tax exempt	15,433	(230)	—	—	15,433	(230)
Total	$63,074	$(394)	$175,730	$(1,497)	$238,804	$(1,891)
As of June 30, 2020 and December 31, 2019, the Company’s securities portfolio consisted of 445 and 365 securities, 8 and 58 of which were in an unrealized loss position, respectively.
As of June 30, 2020, Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity, was highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded during the three and six months ended June 30, 2020.
Prior to the adoption of ASC 326, the Company evaluated available-for-sale debt securities with unrealized losses for OTTI and recorded no OTTI for the three and six months ended June 30, 2019.
Note (4)—Loans and allowance for credit losses:
Loans outstanding at June 30, 2020 and December 31, 2019, by class of financing receivable are as follows:

	June 30,	December 31,
	2020	2019
Commercial and industrial(1)	$1,289,646	$1,034,036
Construction	553,619	551,101
Residential real estate:
1-to-4 family mortgage	741,936	710,454
Residential line of credit	236,974	221,530
Multi-family mortgage	115,149	69,429
Commercial real estate:
Owner occupied	683,245	630,270
Non-owner occupied	923,192	920,744
Consumer and other	283,262	272,078
Gross loans	4,827,023	4,409,642
Less: Allowance for credit losses	(113,129)	(31,139)
Net loans	$4,713,894	$4,378,503
(1)Includes $314,678 of loans originated as part of the PPP at June 30, 2020, established by the CARES Act, in response to the COVID-19 pandemic. The PPP is administered by the SBA; loans originated as part of the PPP may be forgiven by the SBA under a set of defined rules. An allowance for credit losses of $51 at June 30, 2020, has been allocated for these loans. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of June 30, 2020 and December 31, 2019, $501,728 and $412,966, respectively, of qualifying residential mortgage loans (including loans held for sale) and $567,515 and $545,540, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of June 30, 2020 and December 31, 2019, $1,492,666 and $1,407,662, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable as the Company elected to present accrued interest receivable separately on the balance sheet. As of June 30, 2020, total accrued interest receivable on loans was $23,009.
Allowance for Credit Losses
As of January 1, 2020, the Company’s policy for the allowance changed with the adoption of CECL. As permitted, the new guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. Before January 1, 2020, the Company calculated the allowance on an incurred loss approach. As of January 1, 2020, the Company calculated an expected credit loss using a lifetime loss rate methodology. As a result of the difference in methodology between periods, disclosures presented below may not be comparative in nature.
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
When a loan no longer shares similar risk characteristics with other loans in any given pool, the loan is individually assessed. The Company has determined the following circumstances in which a loan may require an individual evaluation: collateral dependent loans; loans for which foreclosure is probable; TDRs and reasonably expected TDRs. A loan is deemed collateral dependent when 1) the borrower is experiencing financial difficulty and 2) the repayment is expected to be primarily through sale or operation of the collateral. The allowance for credit losses for collateral dependent loans as well as loans where foreclosure is probable is calculated as the amount for which the loan’s amortized cost basis exceeds fair value. Fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. In cases where repayment is to be provided substantially through the sale of collateral, the Company reduces the fair value by the estimated costs to sell. Loans experiencing financial difficulty for which a concession has not yet been provided may be identified as reasonably expected TDRs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Reasonably expected TDRs use the same methodology as TDRs. In cases where the expected credit loss can only be captured through a discounted cash flow analysis (such as an interest rate modification for a TDR loan), the allowance is measured by the amount which the loan’s amortized cost exceeds the discounted cash flow analysis. The allowance for credit losses on a TDR or a reasonably expected TDR is calculated individually using a discounted cash flow methodology, unless the loan is deemed to be collateral dependent or foreclosure is probable.
The Company’s changes in reasonable and supportable forecasts of macroeconomic variables, primarily due to the impact of the COVID-19 pandemic, resulted in credit deterioration requiring the Company to recognize significant increases in the provision for credit losses during the three and six months ended June 30, 2020. Specifically, the Company performed additional qualitative evaluations on certain classes of financing receivables, including construction, commercial and industrial and commercial real estate, in line with the Company's established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, in order to identify potential geographies and industries seeing credit improvement or deterioration specific to the COVID-19 pandemic.
Additionally, the loans acquired from Farmers National increased the allowance for credit losses by $4,494 as of the February 14, 2020 acquisition date. See Note 2, "Mergers and acquisitions" for additional details related to PCD loans acquired on February 14, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following provides the changes in the allowance for credit losses by class of financing receivable for the three and six months ended June 30, 2020 and 2019:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2020
Beginning balance - March 31, 2020	$10,881	$22,842	$13,006	$6,213	$2,328	$9,047	$18,005	$6,819	$89,141
Provision for credit losses	(2,663)	12,624	(446)	595	2,171	(1,630)	12,984	404	24,039
Recoveries of loans previously charged-off	807	151	26	24	—	3	—	103	1,114
Loans charged off	(147)	(18)	(123)	(21)	—	—	(545)	(311)	(1,165)
Ending balance - June 30, 2020	$8,878	$35,599	$12,463	$6,811	$4,499	$7,420	$30,444	$7,015	$113,129
Six Months Ended June 30, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for credit losses	(834)	23,578	1,218	2,580	3,615	1,408	18,919	1,519	52,003
Recoveries of loans previously charged-off	895	151	50	39	—	17	—	296	1,448
Loans charged off	(1,381)	(18)	(365)	(21)	—	(209)	(545)	(1,037)	(3,576)
Initial allowance on loans purchased with deteriorated credit quality	11	11	107	3	—	54	443	40	669
Ending balance - June 30, 2020	$8,878	$35,599	$12,463	$6,811	$4,499	$7,420	$30,444	$7,015	$113,129

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi- family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2019
Beginning balance - March 31, 2019	$5,514	$9,758	$3,295	$731	$539	$3,098	$4,583	$2,296	$29,814
Provision for loan losses	(550)	(109)	(30)	106	78	409	(105)	1,082	881
Recoveries of loans previously charged-off	38	6	24	21	—	5	—	119	213
Loans charged off	(79)	—	(1)	(103)	—	—	—	(587)	(770)
Ending balance - June 30, 2019	$4,923	$9,655	$3,288	$755	$617	$3,512	$4,478	$2,910	$30,138
Six Months Ended June 30, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	(217)	(81)	(95)	33	51	288	329	1,964	2,272
Recoveries of loans previously charged-off	50	7	37	46	—	92	—	343	575
Loans charged off	(258)	—	(82)	(135)	—	—	—	(1,166)	(1,641)
Ending balance - June 30, 2019	$4,923	$9,655	$3,288	$755	$617	$3,512	$4,478	$2,910	$30,138

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following disclosures are presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods presented.

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

Credit Quality
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
The following table presents the credit quality of our loan portfolio by year of origination as of June 30, 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the table below.

June 30, 2020
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$338,964	$168,783	$69,250	$41,722	$32,820	$31,449	$481,897	$1,164,885
Watch	2,791	10,761	33,603	3,928	5,772	4,414	39,740	101,009
Substandard	250	2,535	4,584	3,251	1,414	3,696	7,806	23,536
Doubtful	16	—	—	—	—	—	200	216
Total	342,021	182,079	107,437	48,901	40,006	39,559	529,643	1,289,646

Construction
Pass	62,335	170,746	74,183	32,656	32,790	71,149	90,620	534,479
Watch	58	10	229	10,126	740	2,807	—	13,970
Substandard	—	1,170	409	11	—	3,205	208	5,003
Doubtful	—	167	—	—	—	—	—	167
Total	62,393	172,093	74,821	42,793	33,530	77,161	90,828	553,619

Residential real estate:
1-to-4 family mortgage
Pass	99,613	172,190	137,308	89,665	62,505	142,668	—	703,949
Watch	913	603	608	2,139	3,537	12,938	—	20,738
Substandard	353	1,222	1,891	3,674	1,640	7,664	—	16,444
Doubtful	—	—	56	—	325	424	—	805
Total	100,879	174,015	139,863	95,478	68,007	163,694	—	741,936

Residential line of credit
Pass	56	—	—	—	284	3,297	230,334	233,971
Watch	—	—	—	—	—	—	788	788
Substandard	—	—	—	—	—	77	1,692	1,769
Doubtful	—	—	—	—	—	—	446	446
Total	56	—	—	—	284	3,374	233,260	236,974

Multi-family mortgage
Pass	20,796	14,346	6,758	42,196	2,965	28,030	—	115,091
Watch	—	—	—	—	—	58	—	58
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	20,796	14,346	6,758	42,196	2,965	28,088	—	115,149

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	49,663	129,755	84,301	69,678	62,755	161,851	48,023	606,026
Watch	997	7,758	1,530	24,105	5,634	14,847	7,716	62,587
Substandard	—	1,804	314	3,959	58	6,846	1,651	14,632
Doubtful	—	—	—	—	—	—	—	—
Total	50,660	139,317	86,145	97,742	68,447	183,544	57,390	683,245

Non-owner occupied
Pass	34,657	139,867	202,792	132,792	164,798	175,966	24,834	875,706
Watch	1,496	2,193	10,707	4,973	3,769	5,090	94	28,322
Substandard	—	—	273	—	383	18,425	83	19,164
Doubtful	—	—	—	—	—	—	—	—
Total	36,153	142,060	213,772	137,765	168,950	199,481	25,011	923,192

Consumer and other loans
Pass	43,369	60,546	45,556	29,342	43,123	31,011	8,110	261,057
Watch	74	487	1,291	1,515	3,450	8,567	587	15,971
Substandard	18	95	596	691	733	2,066	413	4,612
Doubtful	—	253	344	524	56	445	—	1,622
Total	43,461	61,381	47,787	32,072	47,362	42,089	9,110	283,262

Total Loans
Pass	649,453	856,233	620,148	438,051	402,040	645,421	883,818	4,495,164
Watch	6,329	21,812	47,968	46,786	22,902	48,721	48,925	243,443
Substandard	621	6,826	8,067	11,586	4,228	41,979	11,853	85,160
Doubtful	16	420	400	524	381	869	646	3,256
Total	$656,419	$885,291	$676,583	$496,947	$429,551	$736,990	$945,242	$4,827,023

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following disclosures are presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods presented.
The following table shows credit quality indicators by class of financing receivable at December 31, 2019.

December 31, 2019	Pass	Watch	Substandard	Total
Loans, excluding purchased credit impaired loans
Commercial and industrial	$946,247	$66,910	$19,195	$1,032,352
Construction	541,201	4,790	2,226	548,217
Residential real estate:
1-to-4 family mortgage	666,177	11,380	13,559	691,116
Residential line of credit	218,086	1,343	2,028	221,457
Multi-family mortgage	69,366	63	—	69,429
Commercial real estate:
Owner occupied	576,737	30,379	17,263	624,379
Non-owner occupied	876,670	24,342	9,535	910,547
Consumer and other	248,632	3,304	3,057	254,993
Total loans, excluding purchased credit impaired loans	$4,143,116	$142,511	$66,863	$4,352,490
Purchased credit impaired loans
Commercial and industrial	$—	$1,224	$460	$1,684
Construction	—	2,681	203	2,884
Residential real estate:
1-to-4 family mortgage	—	15,091	4,247	19,338
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,535	1,356	5,891
Non-owner occupied	—	6,617	3,580	10,197
Consumer and other	—	13,521	3,564	17,085
Total purchased credit impaired loans	—	43,669	13,483	57,152
Total loans	$4,143,116	$186,180	$80,346	$4,409,642
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables provide information on nonaccrual and past due loans as of June 30, 2020 and December 31, 2019. For December 31, 2019, purchased credit impaired ("PCI") loans are not included in the nonperforming disclosures as these loans are considered to be performing, even though they may be contractually past due. This is because any non-payment of contractual principal or interest was considered in the periodic re-estimation of expected cash flows and was included in the 2019 loan loss provision or future period yield adjustments. Under PCD accounting, management considers changes in the credit quality of the borrower as part of its regular estimation of expected credit losses and does not make the same future yield adjustments as under the PCI accounting. Consequently, PCD loans that are contractually past due or on nonaccrual status, including those formerly accounted for as PCI loans, are included in the June 30, 2020 nonperforming disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table represents an analysis of the aging by class of financing receivable as of June 30, 2020:

June 30, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,057	$111	$2,308	$1,286,170	$1,289,646
Construction	769	465	1,482	550,903	553,619
Residential real estate:
1-to-4 family mortgage	5,658	4,712	5,392	726,174	741,936
Residential line of credit	398	277	704	235,595	236,974
Multi-family mortgage	58	—	—	115,091	115,149
Commercial real estate:
Owner occupied	43	—	2,644	680,558	683,245
Non-owner occupied	169	226	13,113	909,684	923,192
Consumer and other	3,172	621	2,770	276,699	283,262
Total	$11,324	$6,412	$28,413	$4,780,874	$4,827,023

The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance and interest income, by class of financing receivable as of and for the three and six months ended June 30, 2020:

			June 30, 2020
	u		End of period amortized cost
		Beginning of period non-accrual amortized cost	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance

Commercial and industrial		$5,586	$1,098	$1,210	$350
Construction		1,254	1,218	264	47
Residential real estate:
1-to-4 family mortgage		4,585	1,789	3,603	68
Residential line of credit		489	151	553	12
Commercial real estate:
Owner occupied		2,285	1,723	921	78
Non-owner occupied		9,460	2,762	10,351	1,625
Consumer and other		1,623	—	2,770	134
Total		$25,282	$8,741	$19,672	$2,314

		Interest Income
June 30, 2020	Three Months Ended	Six Months Ended

Commercial and industrial	$17	$169
Construction	6	33
Residential real estate:
1-to-4 family mortgage	6	13
Residential line of credit	—	1
Commercial real estate:
Owner occupied	43	64
Non-owner occupied	109	128
Consumer and other	24	24
Total	$205	$432

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following disclosures are presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods presented.

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

Impaired Loans

The following disclosures are presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods presented.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Average recorded investment and interest income on a cash basis recognized during the three and six months ended June 30, 2019 on impaired loans, segregated by class, were as follows:

Three Months Ended			Six Months Ended
June 30, 2019	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$3,161	$67	$1,877	$105
Residential real estate:
1-to-4 family mortgage	336	9	206	11
Commercial real estate:
Owner occupied	187	4	373	6
Non-owner occupied	5,570	34	5,588	34
Consumer and other	250	19	250	19
Total	$9,504	$133	$8,294	$175
With no related allowance recorded:
Commercial and industrial	$819	$11	$1,004	$25
Construction	1,218	4	1,219	52
Residential real estate:
1-to-4 family mortgage	528	18	715	26
Residential line of credit	607	—	427	2
Commercial real estate:
Owner occupied	1,830	34	1,922	62
Non-owner occupied	1,049	—	1,049	—
Consumer and other	70	1	71	3
Total	$6,121	$68	$6,407	$170
Total impaired loans	$15,625	$201	$14,701	$345
Purchased Credit Impaired Loans
The following disclosures are presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods presented.
As of December 31, 2019, the carrying value of PCI loans accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" was $57,152. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Balance at the beginning of period	$(14,814)	$(16,587)
Additions through business combinations	(1,167)	(1,167)
Principal reductions and other reclassifications from nonaccretable difference	30	250
Accretion	1,705	3,888
Changes in expected cash flows	(616)	(1,246)
Balance at end of period	$(14,862)	$(14,862)
Included in the ending balance of the accretable yield on PCI loans at December 31, 2019, was a purchase accounting liquidity discount of $292. There was also a purchase accounting nonaccretable credit discount of $3,537 related to the PCI loan portfolio at December 31, 2019, and an accretable credit and liquidity discount on non-PCI loans of $8,964 and $3,924, respectively, as of December 31, 2019.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, was recognized on all PCI loans. Accretion of interest income amounting to $1,705 and $3,888 was recognized on PCI loans during the three and six months ended June 30, 2019, respectively. This included both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $2,097 and $3,928 for the three and six months ended June 30, 2019, respectively.
Restructured Loans
As of June 30, 2020 and December 31, 2019, the Company has a recorded investment in TDRs of $13,277 and $12,206, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. The Company has calculated $606 and $360 of specific reserves for those loans at June 30, 2020 and December 31, 2019, respectively. There were no commitments to lend any additional amounts to these customers for either period end. Of these loans, $5,821 and $5,201 were classified as non-accrual loans as of June 30, 2020 and December 31, 2019, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated. There were no new TDRs added during the three months ended June 30, 2019.

Three Months Ended June 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$1,153	$1,153	$—
Commercial real estate:
Owner occupied	1	788	788	—
Residential real estate:
1-to-4 family mortgage	1	13	13	—
Total	3	$1,954	$1,954	$—

Six Months Ended June 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$1,153	$1,153	$—
Commercial real estate:
Owner occupied	1	788	788	—
Residential real estate:
1-to-4 family mortgage	2	77	77	—
Total	4	$2,018	$2,018	$—

Six Months Ended June 30, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$3,188	$3,188	$—
Total	2	$3,188	$3,188	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three and six months ended June 30, 2020 and 2019 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Collateral Dependent Loans
For loans for which the repayment (based on the Company's assessment) is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, the following table presents the loans and the corresponding individually assessed allowance for credit losses by class of financing receivable.

	June 30, 2020
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$—	$3,062	$543
Construction	1,232	—	—
Residential real estate:
1-to-4 family mortgage	100	—	—
Residential line of credit	471	—	9
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	1,461	—	35
Non-owner occupied	8,500	—	1,563
Consumer and other	—	336	35
Total	$11,764	$3,398	$2,185
Deferrals Program as part of COVID-19 Relief
On March 22, 2020, an Interagency Statement was issued by banking regulators encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates.The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for Company executed deferrals in connection with COVID-19 relief. These deferrals typically ranged from sixty to ninety days per deferral and were not considered TDRs under the interagency regulatory guidance or the CARES Act issued in March 2020.

	June 30, 2020
		% of Loans
Commercial and industrial	$164,804	12.8%
Construction	82,514	14.9%
Residential real estate:
1-to-4 family mortgage	83,590	11.3%
Residential line of credit	14,200	6.0%
Multi-family mortgage	45,321	39.4%
Commercial real estate:
Owner occupied	190,044	27.8%
Non-owner occupied	321,707	34.8%
Consumer and other	16,078	5.7%
Total	$918,258	19.0%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (5)—Other real estate owned:
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$17,072	$12,828	$18,939	$12,643
Transfers from loans	641	924	1,006	2,030
Transfers from (to) premises and equipment	—	2,640	(841)	2,640
Proceeds from sale of other real estate owned	(2,708)	(1,148)	(4,150)	(1,864)
Gain on sale of other real estate owned	170	329	345	322
Loans provided for sales of other real estate owned	—	—	—	(166)
Write-downs and partial liquidations	(84)	(52)	(208)	(84)
Balance at end of period	$15,091	$15,521	$15,091	$15,521
Foreclosed residential real estate properties totaled $3,045 and $4,295 as of June 30, 2020 and December 31, 2019, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $239 and $82 at June 30, 2020 and December 31, 2019, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $7,751 and $8,956 as of June 30, 2020 and December 31, 2019, respectively.
Note (6)—Goodwill and intangible assets:
The following table summarizes changes in goodwill during the six months ended June 30, 2020 and 2019.

Goodwill
Balance at December 31, 2018	$137,190
Addition from acquisition of Atlantic Capital branches	31,396
Relief of goodwill due to sale of TPO mortgage delivery channel	(100)
Balance at June 30, 2019	$168,486

Balance at December 31, 2019	$169,051
Addition from acquisition of Farmers National (see Note 2)	6,390
Balance at June 30, 2020	$175,441
Goodwill is tested annually, or more often if circumstances warrant, for impairment. Impairment exists when a reporting unit's carrying value exceeds its fair value. The Company tested goodwill for impairment as of December 31, 2019 and determined there to be no impairment. Given the significant economic decline during the first half of 2020 due to COVID-19 and the negative impact on most businesses, including banking, management determined it would be prudent to evaluate any adverse impact to the Company's recorded goodwill. As of June 30, 2020, the Company performed a qualitative assessment and determined it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. As such, no impairment was indicated.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The composition of core deposit and other intangibles as of June 30, 2020 and December 31, 2019 are as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2020
Core deposit intangible	$52,165	$(36,080)	$16,085
Customer base trust intangible	1,600	(467)	1,133
Manufactured housing servicing intangible	1,088	(635)	453
Total core deposit and other intangibles	$54,853	$(37,182)	$17,671

December 31, 2019
Core deposit intangible	$49,675	$(33,861)	$15,814
Customer base trust intangible	1,600	(387)	1,213
Manufactured housing servicing intangible	1,088	(526)	562
Total core deposit and other intangibles	$52,363	$(34,774)	$17,589
During the first quarter of 2020, the Company recorded $2,490 of core deposit intangibles resulting from the Farmers National acquisition, which is being amortized over a weighted average life of approximately 4 years.
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

2020	$2,287
2021	4,089
2022	3,350
2023	2,574
2024	2,015
Thereafter	3,356
$17,671

Note (7)—Leases:
As of June 30, 2020, the Company was the lessee in 45 operating leases of certain branch, mortgage and operations locations, of which 36 operating leases currently have remaining terms varying from greater than one year to 35 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
Many leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew are included in the right-of-use ("ROU") asset and lease liability.
The Company entered into a lease for a new corporate headquarters building located in downtown Nashville. The lease agreement, comprising approximately 52,000 square feet of rentable space, includes signage rights, and is anticipated to commence in the fourth quarter of 2022. Upon commencement, the Company estimates recording a ROU asset and operating lease liability of approximately $29,000 and $30,000, respectively, as well as associated deferred taxes, in connection with this lease.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's operating leases is presented below:

	June 30,	December 31,
	2020	2019
Right-of-use assets	$30,447	$32,539
Lease liabilities	$33,803	$35,525
Weighted average remaining lease term (in years)	13.93	14.07
Weighted average discount rate	3.44%	3.40%
The components of lease expense included in Occupancy and equipment expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost(1)	$1,389	$1,421	$2,678	$2,533
Short-term lease cost	30	260	166	484
Variable lease cost	160	99	298	199
Total lease cost	$1,579	$1,780	$3,142	$3,216
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
A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

June 30,
2020
Lease payments due:
June 30, 2021	$5,432
June 30, 2022	4,807
June 30, 2023	4,075
June 30, 2024	3,624
June 30, 2025	3,057
Thereafter	22,713
Total undiscounted future minimum lease payments	43,708
Discount on cash flows	(9,905)
Total lease liability	$33,803

Note (8)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Carrying value at beginning of period	$62,581	$64,031	$75,521	$88,829
Capitalization	12,267	11,212	20,063	19,932
Sales	—	—	—	(29,160)
Change in fair value:
Due to pay-offs/pay-downs	(7,277)	(3,305)	(11,920)	(5,100)
Due to change in valuation inputs or assumptions	(7,063)	(5,558)	(23,156)	(8,121)
Carrying value at end of period	$60,508	$66,380	$60,508	$66,380

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, within the Mortgage Segment operating results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Servicing income:
Servicing income	$5,113	$4,052	$10,131	$8,803
Change in fair value of mortgage servicing rights	(14,340)	(8,863)	(35,076)	(13,221)
Change in fair value of derivative hedging instruments	1,102	5,063	15,970	7,540
Servicing income	(8,125)	252	(8,975)	3,122
Servicing expenses	1,992	1,485	3,393	3,229
Net servicing (loss) income(1)	$(10,117)	$(1,233)	$(12,368)	$(107)
(1) Excludes benefit of custodial service related noninterest-bearing deposits held by the Bank.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Unpaid principal balance	$7,700,862	$6,734,496
Weighted-average prepayment speed (CPR)	15.60%	10.05%
Estimated impact on fair value of a 10% increase	$(3,755)	$(2,839)
Estimated impact on fair value of a 20% increase	$(7,170)	$(5,474)
Discount rate	10.75%	9.68%
Estimated impact on fair value of a 100 bp increase	$(2,230)	$(3,086)
Estimated impact on fair value of a 200 bp increase	$(4,300)	$(5,932)
Weighted-average coupon interest rate	3.94%	4.20%
Weighted-average servicing fee (basis points)	28	29
Weighted-average remaining maturity (in months)	332	335
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 11, "Derivatives" for additional information on these hedging instruments.
From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company generally continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the six months ended June 30, 2019, the Company sold $29,160 of mortgage servicing rights on $2,034,374 of serviced mortgage loans. There was not a significant gain or loss recognized in connection with the sale. During the six months ended June 30, 2020, there were no such transactions. As of June 30, 2020 and 2019, there were no loans being serviced that related to the bulk sale of mortgage servicing rights. As of June 30, 2020 and December 31, 2019, mortgage escrow deposits totaled to $149,053 and $92,610, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (9)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended June 30,
	2020	2019
Current	$15,747	$6,546
Deferred	(8,292)	(232)
Total	$7,455	$6,314

	Six Months Ended June 30,
	2020	2019
Current	$23,915	$16,740
Deferred	(16,380)	(4,451)
Total	$7,535	$12,289
Federal income tax expense differs from the statutory federal rate of 21% for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
Federal taxes calculated at statutory rate	$6,369	21.0%	$5,251	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,298	4.3%	1,205	4.8%
Benefit of equity based compensation	22	0.1%	(1)	—%
Municipal interest income, net of interest disallowance	(310)	(1.0)%	(223)	(0.9)%
Bank owned life insurance	(17)	(0.1)%	(15)	—%
Merger costs	32	0.1%	—	—%
Other	61	0.2%	97	0.4%
Income tax expense, as reported	$7,455	24.6%	$6,314	25.3%

	Six Months Ended June 30,
	2020		2019
Federal taxes calculated at statutory rate	$6,542	21.0%	$10,619	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,166	3.7%	2,343	4.6%
Benefit of equity based compensation	161	0.5%	(393)	(0.8)%
Municipal interest income, net of interest disallowance	(574)	(1.8)%	(439)	(0.9)%
Bank owned life insurance	(35)	(0.1)%	(27)	—%
Merger costs	163	0.5%	—	—%
Other	112	0.4%	186	0.4%
Income tax expense, as reported	$7,535	24.2%	$12,289	24.3%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of the net deferred tax liability at June 30, 2020 and December 31, 2019, are as follows:

	June 30,	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$31,170	$8,113
Operating lease liability	8,924	9,373
Amortization of core deposit intangible	986	1,386
Deferred compensation	4,623	5,231
Unrealized loss on debt securities	54	54
Unrealized loss on equity securities	51	60
Unrealized loss on cash flow hedges	345	—
Other	3,041	2,388
Subtotal	49,194	26,605
Deferred tax liabilities:
FHLB stock dividends	(550)	(550)
Operating lease - right of use asset	(8,084)	(8,641)
Depreciation	(5,802)	(5,078)
Unrealized gain on cash flow hedges	—	(203)
Unrealized gain on debt securities	(7,758)	(3,051)
Mortgage servicing rights	(15,766)	(19,678)
Goodwill	(10,080)	(8,859)
Other	(1,234)	(1,035)
Subtotal	(49,274)	(47,095)
Net deferred tax liability	$(80)	$(20,490)

Note (10)—Commitments and contingencies:
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
Commitments may expire without being used. Off-balance sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

	June 30,	December 31,
	2020	2019
Commitments to extend credit, excluding interest rate lock commitments	$1,146,158	$1,086,173
Letters of credit	17,881	19,569
Balance at end of period	$1,164,039	$1,105,742
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The table below presents activity within the allowance for credit losses on unfunded commitments:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Balance at beginning of period	$4,618	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	—	2,947
Increase from unfunded commitments acquired in business combination	—	70
Provision for credit losses on unfunded commitments	1,882	3,483
Balance at end of period	$6,500	$6,500
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,568 and $4,367 for the three and six months ended June 30, 2020, respectively, and $2,117 and $3,510, for the three and six months ended June 30, 2019, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,829	$3,332	$3,529	$3,273
Provision for loan repurchases or indemnifications	855	89	1,227	148
Recoveries on previous losses	(83)	(14)	(155)	(14)
Balance at end of period	$4,601	$3,407	$4,601	$3,407

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
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of June 30, 2020 and December 31, 2019, the fair value of these contracts resulted in a liability of $2,215 and $515, respectively.
In July 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of June 30, 2020 and December 31, 2019, there was $660 and $955, respectively, remaining in the other comprehensive income to be accreted.
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets when the “right of offset” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements, however the Company has not elected to offset such financial instruments in the consolidated balance sheets. The following table presents the Company's gross derivative positions as recognized in the consolidated balance sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Gross amounts recognized	$4,562	$331	$41,059	$14,682
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	4,562	331	41,059	14,682

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	1,054	139	1,054	139
Less: financial collateral pledged	—	—	40,005	14,543
Net amounts	$3,508	$192	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At June 30, 2020 and December 31, 2019, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $46,267 and $33,616, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.

The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	June 30, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$541,983	$41,236	$41,068
Forward commitments	1,142,224	—	6,786
Interest rate-lock commitments	1,205,932	37,055	—
Futures contracts	248,700	2,253	—
Total	$3,138,839	$80,544	$47,854

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$440,556	$14,929	$14,929
Forward commitments	684,437	—	866
Interest rate-lock commitments	453,198	7,052	—
Futures contracts	389,000	—	1,623
Total	$1,967,191	$21,981	$17,418

	June 30, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$2,215

	December 31, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$515
Gains (losses) included in the consolidated statements of income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$9,541	$1,875	$30,003	$3,755
Forward commitments	(13,993)	(5,264)	(40,450)	(9,668)
Futures contracts	631	4,107	11,542	5,978
Option contracts	—	31	—	44
Total	$(3,821)	$749	$1,095	$109

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $(52), $(42), $(104), and $(75)	$148	$119	$295	$213
(Loss) gain included in interest expense on borrowings	(62)	39	(74)	94
Total	$86	$158	$221	$307
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Designated as hedging:
Amount of loss recognized in other comprehensive income, net of taxes $40, $201, $443, and $317	$(112)	$(564)	$(1,257)	$(895)
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
Other real estate owned (“OREO”)-OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations and excess land and facilities held for sale. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.
Mortgage servicing rights ("MSRs")-MSRs are carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. As such, mortgage servicing rights are considered Level 3.
Collateral dependent loans (Impaired loans prior to the adoption of ASC 326)-loans for which, based on current information and events, the Company has determined foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral and it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral dependent loans are classified as Level 3.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	Fair Value
June 30, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$717,592	$717,592	$—	$—	$717,592
Investment securities	751,767	—	751,767	—	751,767
Loans, net	4,713,894	—	—	4,755,504	4,755,504
Loans held for sale	435,479	—	435,479	—	435,479
Interest receivable	26,587	45	3,533	23,009	26,587
Mortgage servicing rights	60,508	—	—	60,508	60,508
Derivatives	80,544	—	80,544	—	80,544
Financial liabilities:
Deposits:
Without stated maturities	$4,761,306	$4,761,306	$—	$—	$4,761,306
With stated maturities	1,191,495	—	1,204,271	—	1,204,271
Securities sold under agreement to repurchase and federal funds sold	32,732	32,732	—	—	32,732
Federal Home Loan Bank advances	250,000	—	258,901	—	258,901
Subordinated debt	30,930	—	23,396	—	23,396
Other borrowings	15,000	—	15,000	—	15,000
Interest payable	7,079	207	6,872	—	7,079
Derivatives	50,069	—	50,069	—	50,069

	Fair Value
December 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$232,681	$232,681	$—	$—	$232,681
Investment securities	691,676	—	691,676	—	691,676
Loans, net	4,378,503	—	—	4,363,903	4,363,903
Loans held for sale	262,518	—	262,518	—	262,518
Interest receivable	17,083	—	3,282	13,801	17,083
Mortgage servicing rights	75,521	—	—	75,521	75,521
Derivatives	21,981	—	21,981	—	21,981
Financial liabilities:
Deposits:
Without stated maturities	$3,743,085	$3,743,085	$—	$—	$3,743,085
With stated maturities	1,191,853	—	1,200,145	—	1,200,145
Securities sold under agreement to repurchase and federal funds sold	23,745	23,745	—	—	23,745
Federal Home Loan Bank advances	250,000	—	250,213	—	250,213
Subordinated debt	30,930	—	29,706	—	29,706
Interest payable	6,465	376	6,089	—	6,465
Derivatives	17,933	—	17,933	—	17,933

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at June 30, 2020 are presented in the following table:

June 30, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$3,024	$—	$3,024
Mortgage-backed securities	—	454,606	—	454,606
Municipals, tax-exempt	—	266,052	—	266,052
Treasury securities	—	22,771	—	22,771
Corporate securities	—	985	—	985
Equity securities	—	4,329	—	4,329
Total	$—	$751,767	$—	$751,767
Loans held for sale	$—	$435,479	$—	$435,479
Mortgage servicing rights	—	—	60,508	60,508
Derivatives	—	80,544	—	80,544
Financial Liabilities:
Derivatives	—	50,069	—	50,069
The balances and levels of the assets measured at fair value on a non-recurring basis at June 30, 2020 are presented in the following table:

At June 30, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$3,407	$3,407
Collateral dependent loans:
Commercial and industrial	$—	$—	$3,062	$3,062
Residential real estate:
1-4 family mortgage	—	—	100	100
Residential line of credit	—	—	471	311
Commercial real estate:
Owner occupied	—	—	1,461	1,461
Non-owner occupied	—	—	8,500	8,500
Consumer and other	—	—	336	336
Total collateral dependent loans	$—	$—	$15,162	$15,162

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
The following table presents information as of June 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$15,162	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$3,407	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
Net gains of $8,048 and $13,866 resulting from fair value changes of mortgage loans were recorded in income during the three and six months ended June 30, 2020, respectively, compared to $2,169 and $962 during the three and six months ended June 30, 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
As of June 30, 2020 and December 31, 2019, there was $81,229 and $51,705, respectively, of GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$435,479	$413,963	$21,516
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

December 31, 2019
Mortgage loans held for sale measured at fair value	$262,518	$254,868	$7,650
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

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
During the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination ("TPO") channel and on August 1, 2019, the Company completed the sale of its correspondent channel. The Mortgage segment incurred $829 and $1,883 in restructuring charges, during the three and six months ended June 30, 2019, respectively, related to these sales. The restructuring charges include a one time charge of $100 in relief of goodwill associated with the TPO channel.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide segment financial information for the three and six months ended June 30, 2020 and 2019 as follows:

Three Months Ended June 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$55,350	$(13)	$55,337
Provisions for credit losses(1)	25,921	—	25,921
Mortgage banking income	16,940	68,466	85,406
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(13,238)	(13,238)
Other noninterest income	9,323	—	9,323
Depreciation and amortization	1,503	116	1,619
Amortization of intangibles	1,205	—	1,205
Other noninterest mortgage banking expense	11,542	26,881	38,423
Other noninterest expense(3)	39,332	—	39,332
Income before income taxes	$2,110	$28,218	$30,328
Income tax expense			7,455
Net income			22,873
Total assets	$6,751,881	$503,655	$7,255,536
Goodwill	175,441	—	175,441
(1)Included $1,882 in provision for credit losses on unfunded commitments.
(2)Included in mortgage banking income in the Company's consolidated statement of income.
(3)Included $1,586 of merger costs in the Banking segment primarily related to the integration of Farmers National.

Three Months Ended June 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$56,979	$44	$57,023
Provision for credit losses	881	—	881
Mortgage banking income	5,451	22,875	28,326
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,800)	(3,800)
Other noninterest income	8,453	—	8,453
Depreciation and amortization	1,134	144	1,278
Amortization of intangibles	1,254	—	1,254
Other noninterest mortgage banking expense	4,172	17,691	21,863
Other noninterest expense(2)	38,895	829	39,724
Income before income taxes	24,547	455	25,002
Income tax expense			6,314
Net income			18,688
Total assets	$5,552,893	$387,509	$5,940,402
Goodwill	168,486	—	168,486
(1)Included in mortgage banking income in the Company's consolidated statement of income.
(2)Included $3,783 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $829 in mortgage restructuring charges in the Mortgage segment.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Six Months Ended June 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$111,583	$3	$111,586
Provision for credit losses(1)	55,486	—	55,486
Mortgage banking income	27,591	96,428	124,019
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(19,106)	(19,106)
Other noninterest income	19,278	—	19,278
Depreciation and amortization	2,995	236	3,231
Amortization of intangibles	2,408	—	2,408
Other noninterest mortgage banking expense	18,717	44,328	63,045
Other noninterest expense(3)	80,454	—	80,454
(Loss) income before income taxes	$(1,608)	$32,761	$31,153
Income tax expense			7,535
Net income			$23,618
Total assets	$6,751,881	$503,655	$7,255,536
Goodwill	175,441	—	175,441
(1)Included $3,483 in provision for credit losses on unfunded commitments.
(2)Included in mortgage banking income in the Company's consolidated statement of income.
(3)Included $4,636 of merger costs in the Banking segment related to the Farmers National acquisition and the Franklin merger.

Six Months Ended June 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$109,972	$67	$110,039
Provision for credit losses	2,272	—	2,272
Mortgage banking income	9,837	41,391	51,228
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(5,681)	(5,681)
Other noninterest income	16,471	—	16,471
Depreciation and amortization	2,176	274	2,450
Amortization of intangibles	1,983	—	1,983
Other noninterest mortgage banking expense	7,003	35,047	42,050
Other noninterest expense(2)	70,854	1,883	72,737
Income (loss) before income taxes	$51,992	$(1,427)	$50,565
Income tax expense			12,289
Net income			$38,276
Total assets	$5,552,893	$387,509	$5,940,402
Goodwill	168,486	—	168,486
(1)Included in mortgage banking income in the Company's consolidated statement of income.
(2)Includes $4,404 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $1,883 in mortgage restructuring charges in the Mortgage segment.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 3.25% and 5.50% as of June 30, 2020 and 2019, respectively, and is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $3,335 and $3,290 for the three months ended June 30, 2020 and 2019, respectively, and $5,710 and $5,848 for the six months ended June 30, 2020 and 2019, respectively.
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under U.S. Basel III

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Capital Rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2020 and December 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject.
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
Actual and required capital amounts and ratios are presented below at period-end.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital (to risk-weighted assets)
FB Financial Corporation	$735,555	13.4%	$439,137	8.0%	$576,368	10.5%	N/A	N/A
FirstBank	742,321	13.5%	439,894	8.0%	577,361	10.5%	$549,867	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$666,090	12.1%	$330,293	6.0%	$467,914	8.5%	N/A	N/A
FirstBank	672,856	12.3%	328,222	6.0%	464,982	8.5%	$437,630	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$666,090	9.7%	$274,676	4.0%	N/A	N/A	N/A	N/A
FirstBank	672,856	9.7%	277,466	4.0%	N/A	N/A	$346,833	5.0%
Common Equity Tier 1 Capital (to risk- weighted assets)
FB Financial Corporation	$636,090	11.6%	$246,759	4.5%	$383,847	7.0%	N/A	N/A
FirstBank	672,856	12.3%	246,167	4.5%	382,926	7.0%	$355,574	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
FB Financial Corporation	$633,549	12.2%	$415,442	8.0%	$545,268	10.5%	N/A	N/A
FirstBank	623,432	12.1%	412,186	8.0%	540,995	10.5%	$515,233	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$602,410	11.6%	$311,591	6.0%	$441,421	8.5%	N/A	N/A
FirstBank	592,293	11.5%	309,022	6.0%	437,782	8.5%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A	N/A	N/A
FirstBank	592,293	9.9%	239,310	4.0%	N/A	N/A	$299,138	5.0%
Common Equity Tier 1 Capital (to risk- weighted assets)
FB Financial Corporation	$572,410	11.1%	$232,058	4.5%	$360,979	7.0%	N/A	N/A
FirstBank	592,293	11.5%	231,767	4.5%	360,526	7.0%	$334,774	6.5%

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
The following table summarizes information about vested and unvested restricted stock units as of the dates indicated:

	Six Months Ended June 30,
	2020		2019
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	826,263	$23.76	1,140,215	$21.96
Grants	132,605	33.92	165,761	34.03
Released and distributed (vested)	(132,203)	32.52	(195,755)	25.62
Forfeited/expired	(14,826)	34.24	(9,581)	24.72
Balance at end of period	811,839	$24.84	1,100,640	$25.53

The total fair value of restricted stock units vested and released was $1,048 and $4,299 for the three and six months ended June 30, 2020, respectively, and $482 and $5,015 for the three and six months ended June 30, 2019, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $2,015 and $3,817 for the three and six months ended June 30, 2020, respectively, and $2,147 and $3,785 for the three and six months ended June 30, 2019, respectively. This included $231 and $378 paid to Company independent directors during the three and six months ended June 30, 2020, respectively, and $179 and $351 during the three and six months ended June 30, 2019, respectively, related to independent director grants and compensation elected to be settled in stock.
As of June 30, 2020 and December 31, 2019, there were $10,810 and $11,499, respectively, of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.21 years and 2.00 years, respectively. At June 30, 2020 and December 31, 2019, there were $452 and $375, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
Performance Based Restricted Stock Units:
During 2020, the Company began awarding performance-based restricted stock units ("PSUs") to executives and other officers and employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on average adjusted return on tangible equity as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.
The Company granted 53,147 shares of performance based restricted stock units and recorded compensation cost of $335 and $416 during the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company determined the probability of meeting the performance criteria, and recorded compensation cost associated with a 181% vesting, when factoring in the conversion of PSUs to shares of common stock. As of June 30, 2020, maximum unrecognized compensation cost related to the nonvested PSUs was $3,067, and the remaining performance period over which the cost could be recognized was 2.64 years.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were no shares issued under the ESPP during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, there were 12,145 and 10,613 shares of common stock issued under the ESPP, respectively. As of June 30, 2020 and December 31, 2019, there were 2,397,040 and 2,409,185 shares available for issuance under the ESPP, respectively.
Note (16)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2020	$30,880
New loans and advances	5,619
Change in related party status	248
Repayments	(5,151)
Loans outstanding at June 30, 2020	$31,596

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $20,302 and $19,404 at June 30, 2020 and December 31, 2019, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $277,904 and $238,781 as of June 30, 2020 and December 31, 2019, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $68 and $86 in unamortized leasehold improvements related to these leases at June 30, 2020 and December 31, 2019, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $128 and $256 for the three months and six months ended June 30, 2020 respectively and $124 and $253 for the three and six months ended June 30, 2019, respectively.
(D) Aviation time sharing agreement:
The Company is a participant to aviation time sharing agreements with entities owned by a certain director of the Company. During the three and six months ended June 30, 2020, the Company made payments of $58 and $91, respectively, and $70 and $97 during the three and six months ended June 30, 2019, respectively, under these agreements.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at June 30, 2020 and December 31, 2019, and our results of operations for the three and six months ended June 30, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2020 (our "Annual Report"), and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (this "Report").
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
These forward-looking statements are not historical facts, and are based upon current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond FB Financial’s control. The inclusion of these forward-looking statements should not be regarded as a representation by FB Financial or any other person that such expectations, estimates, and projections will be achieved. Accordingly, FB Financial cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth in the local or regional economies in which we operate and/or the US economy generally, (2) the effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and its impact on general economic and financial market conditions and on our business and our customers' business, results of operations, asset quality and financial condition, (3) changes in government interest rate policies, (4) our ability to effectively manage problem credits, (5) the risk that the cost savings and any revenue synergies from the mergers or another acquisition may not be realized or may take longer than anticipated to be realized, (6) disruption from the mergers with customer, supplier, or employee relationships, (7) the occurrence of any event, change, or other circumstances that could give rise to the termination of the merger agreement with Franklin, (8) the failure to obtain necessary regulatory approvals for the Franklin merger, (9) the possibility that the costs, fees, expenses, and charges related to the mergers may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (10) the failure of the conditions to the Franklin merger to be satisfied, (11) the risks related to the integrations of the combined businesses following the mergers, including the risk that the integrations will be materially delayed or will be more costly or difficult than expected, (12) the diversion of management time on issues related to the mergers, (13) the ability of FB Financial to effectively manage the larger and more complex operations of the combined company following the Franklin merger, (14) the risks associated with FB Financial’s pursuit of future acquisitions, (15) reputational risk and the reaction of the parties’ respective customers to the mergers, (16) FB Financial’s ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, (17) the risk of potential litigation or regulatory action related to the Franklin merger, and (18) general competitive, economic, political, and market conditions. Further information regarding FB Financial and factors which could affect the forward-looking statements contained herein can be found in FB Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and its other filings with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond FB Financial’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and FB Financial undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for FB Financial to predict their occurrence or how they will affect the Company. FB Financial qualifies all forward-looking statements by these cautionary statements.
Critical accounting policies
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, "Basis of presentation," in the notes to our consolidated financial statements in our Annual Report. Subsequent adoptions and changes to critical accounting policies during the three and six months ended June 30, 2020 are further described in Note 1, "Basis of presentation" in the notes to our consolidated financial statements contained in this Report.

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
(dollars in thousands, except per share data and %)	2020	2019	2020	2019	2019
Statement of Income Data
Total interest income	$65,607	$71,719	$135,281	$137,652	$282,537
Total interest expense	10,270	14,696	23,695	27,613	56,501
Net interest income	55,337	57,023	111,586	110,039	226,036
Provisions for credit losses	25,921	881	55,486	2,272	7,053
Total noninterest income	81,491	32,979	124,191	62,018	135,397
Total noninterest expense	80,579	64,119	149,138	119,220	244,841
Net income before income taxes	30,328	25,002	31,153	50,565	109,539
Income tax expense	7,455	6,314	7,535	12,289	25,725
Net income	$22,873	$18,688	$23,618	$38,276	$83,814
Net interest income (tax—equivalent basis)	$55,977	$57,488	$112,761	$110,949	$227,930
Per Common Share
Basic net income	$0.71	$0.60	$0.75	$1.24	$2.70
Diluted net income	0.70	0.59	0.74	1.21	2.65
Book value(1)	25.08	23.29	25.08	23.29	24.56
Tangible book value(4)	19.07	17.18	19.07	17.18	18.55
Cash dividends declared	0.09	0.08	0.18	0.16	0.32
Selected Balance Sheet Data
Cash and cash equivalents	$717,592	$164,336	$717,592	$164,336	$232,681
Loans held for investment	4,827,023	4,289,516	4,827,023	4,289,516	4,409,642
Allowance for credit losses	(113,129)	(30,138)	(113,129)	(30,138)	(31,139)
Loans held for sale	435,479	294,699	435,479	294,699	262,518
Investment securities, at fair value	751,767	678,457	751,767	678,457	691,676
Other real estate owned, net	15,091	15,521	15,091	15,521	18,939
Total assets	7,255,536	5,940,402	7,255,536	5,940,402	6,124,921
Customer deposits	5,937,373	4,812,962	5,937,373	4,812,962	4,914,587
Brokered and internet time deposits	15,428	29,864	15,428	29,864	20,351
Total deposits	5,952,801	4,842,826	5,952,801	4,842,826	4,934,938
Borrowings	328,662	257,299	328,662	257,299	304,675
Total shareholders' equity	805,216	718,759	805,216	718,759	762,329

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
(dollars in thousands, except per share data and %)	2020	2019	2020	2019	2019
Selected Ratios
Return on average:
Assets(2)	1.30%	1.30%	0.70%	1.41%	1.45%
Shareholders' equity(2)	11.6%	10.6%	6.07%	11.1%	11.6%
Tangible common equity(4)	15.3%	14.4%	8.04%	14.6%	15.4%
Average shareholders' equity to average assets	11.2%	12.3%	11.6%	12.7%	12.5%
Net interest margin (tax-equivalent basis)	3.50%	4.39%	3.70%	4.50%	4.34%
Efficiency ratio	58.9%	71.2%	63.3%	69.3%	67.7%
Adjusted efficiency ratio (tax-equivalent basis)(4)	57.5%	65.9%	60.9%	65.4%	65.4%
Loans held for investment to deposit ratio	81.1%	88.6%	81.1%	88.6%	89.4%
Yield on interest-earning assets	4.14%	5.52%	4.48%	5.62%	5.42%
Cost of interest-bearing liabilities	0.94%	1.54%	1.11%	1.53%	1.48%
Cost of total deposits	0.65%	1.14%	0.79%	1.14%	1.10%

Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income	2.34%	0.70%	2.34%	0.70%	0.71%
Allowance for credit losses to nonperforming loans	324.8%	165.3%	324.8%	165.3%	117.0%
Nonperforming loans to loans, net of unearned income	0.72%	0.43%	0.72%	0.43%	0.60%
Capital Ratios (Company)
Shareholders' equity to assets	11.1%	12.1%	11.1%	12.1%	12.4%
Tier 1 capital (to average assets)	9.7%	10.0%	9.7%	10.0%	10.1%
Tier 1 capital (to risk-weighted assets(3)	12.1%	11.0%	12.1%	11.0%	11.6%
Total capital (to risk-weighted assets)(3)	13.4%	11.6%	13.4%	11.6%	12.2%
Tangible common equity to tangible assets(4)	8.7%	9.2%	8.7%	9.2%	9.7%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.6%	10.4%	11.6%	10.4%	11.1%
Capital Ratios (Bank)
Shareholders' equity to assets	11.6%	12.4%	11.6%	12.4%	12.8%
Tier 1 capital (to average assets)	9.7%	9.7%	9.7%	9.7%	9.9%
Tier 1 capital (to risk-weighted assets)(3)	12.3%	10.7%	12.3%	10.7%	11.5%
Total capital to (risk-weighted assets)(3)	13.5%	11.3%	13.5%	11.3%	12.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	12.3%	10.7%	12.3%	10.7%	11.5%
(1)Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 32,101,108, 30,865,636, and 31,034,315 as of June 30, 2020, June 30, 2019 and December 31, 2019, respectively.
(2)We have calculated our return on average assets and return on average equity for a period by dividing annualized net income for that period by our average assets and average equity, as the case may be, for that period. We have calculated our pro forma return on average assets and pro forma return on average equity for a period by calculating our pro forma net income for that period as described in footnote 4 below and dividing that by our average assets and average equity, as the case be, for that period. We calculate our average assets and average equity for a period by dividing the sum of our total asset balance or total stockholder’s equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period.
(3)We calculate our risk-weighted assets using the standardized method of the Basel III Framework.
(4)These measures are not measures recognized under generally accepted accounting principles (United States) (“GAAP”), and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
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
The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended June 30,		Six Months Ended June 30,		Year ended December 31,
(dollars in thousands, except per share data)	2020	2019	2020	2019	2019
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$80,579	$64,119	$149,138	$119,220	$244,841
Less merger, conversion,and mortgage restructuring expenses	1,586	4,612	4,636	6,287	7,380
Adjusted noninterest expense	$78,993	$59,507	$144,502	$112,933	$237,461
Net interest income (tax-equivalent basis)	$55,977	$57,488	$112,761	$110,949	$227,930
Total noninterest income	81,491	32,979	124,191	62,018	135,397
Less gain on sales of other real estate	86	277	137	238	545
Less (loss) gain on other assets	(54)	(183)	(382)	8	(104)
Less (loss) gain on securities	(28)	52	35	95	57
Adjusted noninterest income	$81,487	$32,833	$124,401	$61,677	$134,899
Adjusted operating revenue	$137,464	$90,321	$237,162	$172,626	$362,829
Efficiency ratio (GAAP)	58.9%	71.2%	63.3%	69.3%	67.7%
Adjusted efficiency ratio (tax-equivalent basis)	57.5%	65.9%	60.9%	65.4%	65.4%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders' equity to total assets:

	As of June 30,		As of December 31,
(dollars in thousands, except share and per share data)	2020	2019	2019
Tangible Assets
Total assets	$7,255,536	$5,940,402	$6,124,921
Adjustments:
Goodwill	(175,441)	(168,486)	(169,051)
Core deposit and other intangibles	(17,671)	(19,945)	(17,589)
Tangible assets	$7,062,424	$5,751,971	$5,938,281
Tangible Common Equity
Total shareholders' equity	$805,216	$718,759	$762,329
Adjustments:
Goodwill	(175,441)	(168,486)	(169,051)
Core deposit and other intangibles	(17,671)	(19,945)	(17,589)
Tangible common equity	$612,104	$530,328	$575,689
Common shares outstanding	32,101,108	30,865,636	31,034,315
Book value per common share	$25.08	$23.29	$24.56
Tangible book value per common share	$19.07	$17.18	$18.55
Total shareholders' equity to total assets	11.1%	12.1%	12.4%
Tangible common equity to tangible assets	8.67%	9.2%	9.69%
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

	Three Months Ended June 30,		Six Months Ended June 30,		As of December 31,
(dollars in thousands)	2020	2019	2020	2019	2019
Return on average tangible common equity
Total average shareholders' equity	$795,705	$708,557	$782,475	$696,621	$723,494
Adjustments:
Average goodwill	(175,150)	(167,781)	(173,294)	(152,570)	(160,587)
Average intangibles, net	(18,209)	(20,214)	(18,223)	(15,562)	(17,236)
Average tangible common equity	$602,346	$520,562	$590,958	$528,489	$545,671
Net income	$22,873	$18,688	$23,618	$38,276	$83,814
Return on average shareholders' equity	11.6%	10.6%	6.07%	11.1%	11.6%
Return on average tangible common equity	15.3%	14.4%	8.04%	14.6%	15.4%
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, Kentucky and North Georgia. As of June 30, 2020, our footprint included 72 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, Bowling Green, Kentucky, and Huntsville, Alabama and 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

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
Mergers and acquisitions
Franklin Financial Network, Inc.
On January 21, 2020, the Company announced entry into a definitive merger agreement with Franklin Financial Network, Inc ("Franklin"), pursuant to which Franklin will be merged with and and into the Company. Franklin has 15 branches and reported approximately $3.78 billion of total assets, $2.79 billion of loans, and $3.14 billion of deposits as of June 30, 2020. According to the terms of the merger agreement, Franklin shareholders will receive 0.9650 shares of FB Financial Corporation's common stock and $2.00 in cash for each share of Franklin stock. Based on the Company's closing price of $38.23 per share as of January 21, 2020, the last day of trading before public announcement of the Franklin merger agreement, the implied transaction value is approximately $602 million. Based on the Company's closing price of $24.77 per share as of June 30, 2020, the implied transaction value is approximately $394 million. The merger, as approved by our shareholders and Franklin's shareholders, has received regulatory approval and we intend to close effective August 15, 2020.
FNB Financial Corp. merger
On February 14, 2020, the Company completed its previously-announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The Company acquired total assets of $258.2 million, loans of $182.2 million and deposits of $209.5 million. The consideration is valued at approximately $50.0 million based on 954,797 shares of the Company's common stock (utilizing the Company's market price of $36.70 on February 14, 2020) and $15.0 million in cash consideration. The acquisition resulted in $6.4 million of preliminary goodwill.
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
See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements included in this Report for further details regarding the terms and conditions of these mergers and acquisitions.
Recent developments: COVID-19 and the CARES Act
The COVID-19 health pandemic has created a crisis that has resulted in volatility in financial markets, unprecedented job losses, disruption in consumer and commercial behavior and unprecedented action taken by governments in the United States and globally. All industries, municipalities and consumers have been impacted to some degree, including the markets that we serve. In an attempt to “flatten the curve”, commerce virtually came to a halt, businesses not deemed essential were closed and individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. During the end of second quarter of 2020, many municipalities within our footprint began loosening restrictions and many customers began returning to work, pointing to an improvement in economic conditions, however subsequent to these changes, the number of COVID-19 cases began to rise in certain locations, leading to an increase in restrictions and slow down in commerce once again, which continues to persist. There is uncertainty regarding the long term effects on the global economy, but short term expectations include high unemployment, negative gross domestic product (GDP), alterations in business and consumer spending, depressed commercial real estate markets, and a continuation of current interest rate policies.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $670 billion program, as amended, designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee up to 24 weeks of payroll and other costs, including rent and other operating costs, to help those businesses remain viable and allow their workers to continue paying bills. As of June 30, 2020, we funded $314.7 million of PPP loans through the US Small Business Administration ("SBA"). The SBA has announced it will begin accepting PPP loan forgiveness applications in the third quarter of 2020, at which point we expect to begin to see a decline in these loans on our balance sheet, for which we anticipate being repaid in full.
On March 22, 2020, an Interagency Statement was issued by banking regulators encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring ("TDR") as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. We have numerous customers that are impacted by the financial distress of COVID-19, and in response we introduced a payment deferral program to assist during these unprecedented times. As of June 30, 2020, we had a recorded investment in loans with deferred payments in connection with COVID-19 relief totaling $918.3 million, or approximately 19.0% of our loans held for investment. As of July 31, 2020, our recorded investment in loans with deferred payments increased to approximately $1.01 billion. These deferral modifications typically range between sixty to ninety days and were not considered TDRs under the interagency regulatory guidance or the CARES Act. Additionally, we service mortgages on behalf of Fannie Mae, Freddie Mac and Ginnie Mae, and as of June 30, 2020 approximately 6% of customers serviced on behalf of the aforementioned companies have received forbearance assistance. COVID-19 is expected to continue to influence commerce worldwide and the magnitude to which our financial results will be impacted is uncertain at this time.
Overview of recent financial performance
Results of operations
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Our net income increased during the three months ended June 30, 2020 to $22.9 million, up from $18.7 million for the three months ended June 30, 2019. Diluted earnings per common share was $0.70 and $0.59 for the three months ended June 30, 2020 and 2019, respectively. Our net income represented a return on average assets, or ROAA, of 1.30% for both the three months ended June 30, 2020 and 2019, and a return on average shareholders’ equity, or ROAE, of 11.6% and 10.6% for the same periods. Our ratio of return on average tangible common equity, or ROATE for the three months ended June 30, 2020 and 2019 was 15.3% and 14.4%, respectively.
These results continued to be impacted by the uncertainty in economic conditions during the quarter, however we benefited from an increase in noninterest income of $48.5 million to $81.5 million for the three months ended June 30, 2020, compared with $33.0 million for prior year period. The increase in mortgage banking income was the primary driver for the uptick in noninterest income, as a result of the lower interest rate environment. These gains were partially offset by increases in our provision for credit losses on loans held for investment to $24.0 million for the three months ended June 30, 2020 compared to $0.9 million for the three months ended June 30, 2019, as well as an increase in noninterest expenses of $16.5 million to $80.6 million for the three months ended June 30, 2020, up from $64.1 million for the same period in the prior year, primarily driven by increases in mortgage-related commissions.

During the three months ended June 30, 2020, net interest income before the provision for credit losses decreased slightly to $55.3 million compared with $57.0 million for the three months ended June 30, 2019.
Our net interest margin, on a tax-equivalent basis, decreased to 3.50% for the three months ended June 30, 2020, compared with 4.39% for the three months ended June 30, 2019. The decline was the combined result of sustained lower interest rates and balance sheet mix during the three months ended June 30, 2020. Average yield on interest-earning assets decreased 138 basis points year over year, from 5.52% for the three months ended June 30, 2019, to 4.14% for the three months ended June 30, 2020.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Our net income decreased during the six months ended June 30, 2020 to $23.6 million from $38.3 million for the six months ended June 30, 2019. Diluted earnings per common share was $0.74 and $1.21 for the six months ended June 30, 2020 and 2019, respectively. Our net income represented a ROAA of 0.70% and 1.41% for the six months ended June 30, 2020 and 2019, respectively, and a ROAE of 6.07% and 11.1% for the same periods. Our ratio of ROATE for the six months ended June 30, 2020 and 2019 was 8.04% and 14.6%, respectively.
These results were significantly impacted by the decline in economic conditions, the result of the onset of the COVID-19 pandemic during the first half of 2020, combined with the impact of economic forecasts incorporated in our CECL loss rate model, leading to an increase in our provision for credit losses on loans held for investment of $52.0 million for the six months ended June 30, 2020 compared with $2.3 million for the six months ended June 30, 2019.
During the six months ended June 30, 2020, net interest income before provision for credit losses increased slightly to $111.6 million compared with $110.0 million in the six months ended June 30, 2019.
Our net interest margin, on a tax-equivalent basis, decreased to 3.70% for the six months ended June 30, 2020 as compared to 4.50% for the six months ended June 30, 2019, influenced by declining interest rates during the current period.
Noninterest income for the six months ended June 30, 2020 increased by $62.2 million to $124.2 million, up from $62.0 million for prior year period. The increase in noninterest income was primarily driven by an increase in mortgage banking income of $59.4 million to $104.9 million.
Noninterest expense increased to $149.1 million for the six months ended June 30, 2020, compared with $119.2 million for the six months ended June 30, 2019. The increase in noninterest expense is reflective of the increase in mortgage commissions stemming from elevated business activity, as well as the impact of our acquisition and integration of both Farmers National and the Branches, including increases in salaries, commissions and personnel-related costs from the incremental head count.
Financial condition
Our total assets grew by 18.5% to $7.26 billion at June 30, 2020, as compared to $6.12 billion at December 31, 2019. The increase included the acquisition of $258.2 million in assets from Farmers National, which closed on February 14, 2020. Loans held for investment increased $417.4 million to $4.83 billion at June 30, 2020 compared to $4.41 billion at December 31, 2019. The increase in loans held for investment in the first half of 2020 includes $182.2 million of loans acquired from Farmers National, as well as $314.7 million of PPP loans we originated as part of the CARES Act.
We grew total deposits by $1.02 billion to $5.95 billion at June 30, 2020, compared to $4.93 billion at December 31, 2019. The increase includes $209.5 million of customer deposits assumed in the Farmers National acquisition.
Excluding the impact of acquisition of Farmers National and the PPP loans included in loans held for investment, total assets increased 9.1%, total loans decreased 1.80%, and total deposits increased 16.4%, in each case from December 31, 2019 to June 30, 2020.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 13, “Segment reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased for the three months ended June 30, 2020 to $2.1 million compared with $24.5 million for the three months ended June 30, 2019. The results were primarily driven by an increase in the provision for credit losses on loans held for investment and unfunded loan commitments totaling $25.9 million during the three months ended June 30, 2020. Net interest income decreased $1.6 million to $55.4 million during the three months ended June 30, 2020 from $57.0 million in the same period in the prior year. Noninterest income increased to $26.3 million in the three months ended June 30, 2020, compared to $13.9 million in the three months ended June 30, 2019. Noninterest expense increased $8.1 million, primarily due to costs associated with our overall growth, including the impact of our acquisition of Farmers National and the Branches and increased salaries, commissions and employee benefits expenses. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $5.4 million in the three months ended June 30, 2020 compared to $1.3 million for the three months ended June 30, 2019.
Income before taxes from the Banking segment decreased in the six months ended June 30, 2020 to a loss of $1.6 million, compared to income of $52.0 million for the six months ended June 30, 2019. The results were driven by the provisions for credit losses on loans held for investment and unfunded loan commitments totaling $55.5 million during the six months ended June 30, 2020. Net interest income increased $1.6 million to $111.6 million during the six months ended June 30, 2020 from $110.0 million in the same period in the prior year. Noninterest income increased to $46.9 million in the six months ended June 30, 2020 as compared to $26.3 million in the six months ended June 30, 2019. Noninterest expense increased $22.6 million, primarily due to costs associated with our overall growth, including increased salaries, commissions and employee benefits expenses associated with incremental headcount following our acquisition of Farmers National. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $8.9 million in the six months ended June 30, 2020 compared to $2.8 million for the six months ended June 30, 2019.
Mortgage
During 2019, we made a strategic decision to sell our wholesale mortgage operations, which comprise the third party origination ("TPO") and correspondent mortgage delivery channels (collectively referred to as "mortgage restructuring"). The exit of the two wholesale channels better aligns the Mortgage segment with our strategic plan and long-term vision for the Company. This has also allowed additional focus on our retail and Consumer Direct origination channels. In connection with the mortgage restructuring, the Company incurred related expenses, including $0.1 million attributed to the relief of goodwill, totaling $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively.
Income before taxes from the Mortgage segment increased to $28.2 million for the three months ended June 30, 2020, compared with $0.5 million for the three months ended June 30, 2019; the result of higher volumes encouraged by the lower interest rate environment and a sustained elevation in refinancing activity. Noninterest income increased $36.2 million to $55.2 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019. The components and activity of mortgage banking income are discussed further under the heading "Noninterest income" within the "Management's discussion and analysis" section of this Report.
Noninterest expense for the three months ended June 30, 2020 and 2019 was $27.0 million and $18.7 million, respectively. Elevated noninterest expenses were mainly attributable to mortgage commissions and other costs associated with increased volumes during the three months ended June 30, 2019.
Income before taxes from the Mortgage segment increased to $32.8 million for the six months ended June 30, 2020 as compared to a loss of $1.4 million for the six months ended June 30, 2019 primarily due to increased volume driven by declining interest rates and an increase in refinancing activity. Noninterest income increased $41.6 million to $77.3 million during the six months ended June 30, 2020 compared to $35.7 million for the six months ended June 30, 2019.
Noninterest expense for the six months ended June 30, 2020 and 2019 was $44.6 million and $37.2 million, respectively. This increase during the six months ended June 30, 2020 is mainly attributable to a continued increase in business activity and the result of a conducive interest rate environment for refinancing during the period, which led to an increase in related commissions and incentives expenses.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2020 and 2019.

Net interest income
Net interest income is the most significant component of our earnings, generally comprising of over 50% of our total revenues in a given quarter. Net interest income and margin are shaped by many factors, primarily the volume, term structure and mix of earning assets, funding mechanisms, and interest rate fluctuations. Other factors include accretion income on purchased loans, prepayment risk on mortgage and investment–related assets, and the composition and maturity of earning assets and interest-bearing liabilities. In response to economic uncertainty related to the COVID-19 pandemic, the Federal Reserve remains committed to using all available tools to support the economy and uphold their dual mandate of full employment and stable prices. The FOMC maintained the Federal Funds rate to zero lower bound, and maintained their commitment to open-ended purchases of Treasury securities and agency mortgage-backed securities. During the first half of 2020, the US Treasury yield curve steepened as short-term rates fell more than long-term rates. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to continue negatively impacting net interest income. Other financial impacts could occur, though such potential impacts are unknown at this time.
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net interest income decreased 3.0% to $55.3 million in the three months ended June 30, 2020 compared to $57.0 million in the three months ended June 30, 2019. On a tax-equivalent basis, net interest income decreased $1.5 million to $56.0 million in the three months ended June 30, 2020 as compared to $57.5 million in the three months ended June 30, 2019. The decrease in tax-equivalent net interest income in the three months ended June 30, 2020 was primarily driven by a decrease in loan interest yields partially offset by a decrease in rates on interest-bearing deposits.
Interest income, on a tax-equivalent basis, was $66.2 million for the three months ended June 30, 2020, compared to $72.2 million for the three months ended June 30, 2019, a decrease of $5.9 million. Interest income on loans held for investment, on a tax-equivalent basis, decreased $5.1 million to $58.2 million for the three months ended June 30, 2020 from $63.3 million for the three months ended June 30, 2019 primarily due to decreased rates and offset by increased loan volume driven by growth in average loan balances of $597.5 million, partially attributable to the $182.2 million in loans acquired from Farmers National and the origination of PPP loans during the period, which contributed an additional $234.3 million to the increase in average total loans held for investment.
The tax-equivalent yield on loans held for investment was 4.90%, down 117 basis points from the three months ended June 30, 2019. The decrease in yield was primarily due to the lower interest rate environment and was also impacted by lower-yielding PPP loans originated during the period. Contractual loan interest rates yielded 4.57% in the three months ended June 30, 2020 compared with 5.57% in the three months ended June 30, 2019. PPP loans contributed an 18 basis point decline in the contractual loan yield.
The components of our loan yield, a key driver to our NIM for the three months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,
	2020		2019
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)(2)	$54,233	4.57%	$58,028	5.57%
Origination and other loan fee income(2)	2,823	0.24%	2,981	0.29%
Accretion on purchased loans	976	0.08%	2,097	0.20%
Nonaccrual interest collections	169	0.01%	156	0.01%
Total loan yield	$58,201	4.90%	$63,262	6.07%
(1)Includes tax-equivalent adjustment.
(2)Includes $596 of loan contractual interest and $624 of loan fees related to PPP loans for the three months ended June 30, 2020.
Accretion on purchased loans contributed 6 and 16 basis points to the NIM for the three months ended June 30, 2020 and 2019, respectively. The decrease in accretion is due in part to the adoption of CECL coupled with lower pay-offs when compared to the three months ended June 30, 2019. Contractual interest and origination fees on PPP loans attributed 11 basis point to the NIM for the three months ended June 30, 2020. We anticipate recognizing an estimated $5.5 million in deferred origination fees, net of third party costs and deferred salaries, over the remaining life of the PPP loan portfolio.

Our NIM, on a tax-equivalent basis, decreased to 3.50% during the three months ended June 30, 2020 from 4.39% in the three months ended June 30, 2019, driven by a declining interest rate environment and change in balance sheet mix.
Interest expense was $10.3 million for the three months ended June 30, 2020, a decrease of $4.4 million as compared to the three months ended June 30, 2019. The primary driver was the decrease in interest expense on deposits of $4.2 million to $9.3 million for the three months ended June 30, 2020, compared to $13.5 million for the three months ended June 30, 2019. The decrease was largely attributed to money market deposits which decreased to $2.2 million for the three months ended June 30, 2020 from $4.5 million for the three months ended June 30, 2019 and customer time deposits which decreased to $5.3 million for the three months ended June 30, 2020 from $6.3 million for the three months ended June 30, 2019. The average rate on money markets decreased to 0.62%, down 86 basis points from the three months ended June 30, 2019. Average money market balances increased $200.9 million to $1,422.3 million during the three months ended June 30, 2020 from $1,221.5 million for the same period in the previous year. The decrease in deposit interest expense was also attributed to a $1.0 million decrease in customer time deposit interest expense during the three months ended June 30, 2020 was driven by lower rates. The average rate on customer time deposits decreased 35 basis points from 2.13% for the three months ended June 30, 2019 to 1.78% for the three months ended June 30, 2020.
Deposit balance growth was partially attributed to proceeds customers received from PPP loans in addition to an increase of $38.9 million in mortgage servicing related deposits. The deposit growth from PPP loans is difficult to quantify due to the fact that depositors' cash is fluid and comes from many sources. Deposit balances of customers who received PPP funds from our originations have increased, however, it is difficult to distinguish how much of the growth was received from our PPP proceeds or other banking relationships. Total cost of deposits was 0.65% for the three months ended June 30, 2020 compared to 1.14% for the three months ended June 30, 2019.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2020			2019
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$4,775,229	$58,201	4.90%	$4,177,701	$63,262	6.07%
Loans held for sale	358,108	2,947	3.31%	281,252	3,070	4.38%
Securities:
Taxable	494,987	2,619	2.13%	532,500	3,548	2.67%
Tax-exempt(4)	236,161	2,174	3.70%	146,282	1,569	4.30%
Total Securities(4)	731,148	4,793	2.64%	678,782	5,117	3.02%
Federal funds sold	50,402	10	0.08%	12,219	88	2.89%
Interest-bearing deposits with other financial institutions	509,283	194	0.15%	81,540	465	2.29%
FHLB stock	16,871	102	2.43%	15,165	182	4.81%
Total interest earning assets(4)	6,441,041	66,247	4.14%	5,246,659	72,184	5.52%
Noninterest Earning Assets:
Cash and due from banks	58,304			54,659
Allowance for credit losses	(91,196)			(30,092)
Other assets(3)	666,463			500,145
Total noninterest earning assets	633,571			524,712
Total assets	$7,074,612			$5,771,371
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$1,161,593	$1,717	0.59%	$968,081	$2,295	0.95%
Money market	1,422,344	2,179	0.62%	1,221,450	4,508	1.48%
Savings deposits	254,357	41	0.06%	203,602	76	0.15%
Customer time deposits	1,197,960	5,292	1.78%	1,185,451	6,299	2.13%
Brokered and internet time deposits	16,844	80	1.91%	56,242	310	2.21%
Time deposits	1,214,804	5,372	1.78%	1,241,693	6,609	2.13%
Total interest-bearing deposits	4,053,098	9,309	0.92%	3,634,826	13,488	1.49%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	32,451	50	0.62%	31,905	117	1.47%
Federal Home Loan Bank advances	250,000	405	0.65%	131,726	664	2.02%
Subordinated debt	30,930	399	5.19%	30,930	427	5.54%
Other borrowings	15,000	107	2.87%	—	—	—%
Total other interest-bearing liabilities	328,381	961	1.18%	194,561	1,208	2.49%
Total Interest-bearing liabilities	4,381,479	10,270	0.94%	3,829,387	14,696	1.54%
Noninterest bearing liabilities:
Demand deposits	1,728,343			1,128,311
Other liabilities	169,085			105,116
Total noninterest-bearing liabilities	1,897,428			1,233,427
Total liabilities	6,278,907			5,062,814
Shareholders' equity	795,705			708,557
Total liabilities and shareholders' equity	$7,074,612			$5,771,371
Net interest income (tax-equivalent basis)		$55,977			$57,488
Interest rate spread (tax-equivalent basis)			3.20%			3.98%
Net interest margin (tax-equivalent basis)(5)			3.50%			4.39%
Cost of total deposits			0.65%			1.14%
Average interest-earning assets to average interesting-bearing liabilities			147.0%			137.0%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $2.8 million and $3.0 million, accretion of $1.0 million and $2.1 million, and nonaccrual interest collections of $0.2 million and $0.2 million are included in interest income in the three months ended June 30, 2020 and 2019, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net interest income increased 1.41% to $111.6 million in the six months ended June 30, 2020 compared to $110.0 million in the six months ended June 30, 2019. On a tax-equivalent basis, net interest income increased $1.8 million to $112.8 million in the six months ended June 30, 2020 as compared to $110.9 million in the six months ended June 30, 2019. The increase in tax-equivalent net interest income in the six months ended June 30, 2020 was primarily driven by increased total volume and decreased yields in loans held for investment influenced by low-yielding PPP loans offset by a larger decrease in rates on deposits, particularly money market accounts.
Interest income, on a tax-equivalent basis, was $136.5 million for the six months ended June 30, 2020, compared to $138.6 million for the six months ended June 30, 2019, a decrease of $2.1 million.
Average loan balances increased $681.1 million, which was partially attributable to the $117.2 million in average PPP loan balances. Offsetting the increase in average volume of loans held for investment was a decrease in yields due to lower loan fees on PPP loans. The tax-equivalent yield on loans held for investment was 5.21%, down 99 basis points from the six months ended June 30, 2019. Contractual loan interest rates yielded 4.85% in the six months ended June 30, 2020 compared with 5.63% in the six months ended June 30, 2019.
The components of our loan yield, a key driver to our NIM for the six months ended June 30, 2020 and 2019, were as follows:

	Six Months Ended June 30,
	2020		2019
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)(2)	$111,615	4.85%	$110,205	5.63%
Origination and other loan fee income(2)	5,412	0.23%	6,821	0.35%
Accretion on purchased loans	2,554	0.11%	3,928	0.20%
Nonaccrual interest collections	437	0.02%	245	0.01%
Syndicated loan fee income	—	—%	200	0.01%
Total loan yield	$120,018	5.21%	$121,399	6.20%
(1)Includes tax equivalent adjustment.
(2)Includes $596 of loan contractual interest and $624 of loan fees related to PPP loans for the six months ended June 30, 2020.
Accretion on purchased loans contributed 8 and 16 basis points to the NIM for the six months ended June 30, 2020 and 2019, respectively. Contractual interest and origination fees on PPP loans attributed 5 basis point to the NIM for the six months ended June 30, 2020.
Our NIM, on a tax-equivalent basis, decreased to 3.70% during the six months ended June 30, 2020 from 4.50% in the six months ended June 30, 2019, driven by the highly competitive markets we serve, a declining interest rate environment and increased volume and change in balance sheet mix.
Investment securities interest income, on a tax-equivalent basis, decreased during the six months ended June 30, 2020 to $9.8 million from $10.2 million for the six months ended June 30, 2019 driven by lower yields partially offset by higher volume in tax exempt securities. The average balance in the investment portfolio for the six months ended June 30, 2020 was $720.0 million compared to $668.2 million for the six months ended June 30, 2019.
Interest expense was $23.7 million for the six months ended June 30, 2020, a decrease of $3.9 million as compared to the six months ended June 30, 2019. The primary driver for the decrease was interest expense on deposits of $3.9 million to $21.5 million for the six months ended June 30, 2020, compared to $25.3 million for the six months ended June 30, 2019. The decrease was primarily attributed to the decrease in rates on money market accounts. The average rate on money markets decreased to 0.88%, down 61 basis points from the six months ended June 30, 2019. Average money market balances increased $252.7 million to $1,400.4 million during the six months ended June 30, 2020 from $1,147.7 million for the same period in the previous year. Additionally, average brokered and internet time deposits decreased from $73.9 million during the six months ended June 30, 2019 to $18.6 million during the six months ended June 30, 2020, which contributed to the overall decrease in deposit interest expense as we shift our funding strategy to less costly sources.
Deposit balance growth was the result of organic growth and the $209.5 million in deposits assumed in the acquisition of Farmers National. Additionally, the growth is partially attributable to proceeds customers received from PPP loans. The deposit growth from PPP loans is difficult to quantify due to the fact that depositors' cash is fluid and comes from many sources. Deposit balances of customers who received PPP funds from our originations have increased, however, it is difficult to distinguish how much of the growth was received from our PPP proceeds or other banking relationships. Total cost of deposits was 0.79% for the six months ended June 30, 2020 compared to 1.14% for the six months ended June 30, 2019.
Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2020			2019
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$4,631,577	$120,018	5.21%	$3,950,483	$121,399	6.20%
Loans held for sale	286,129	4,937	3.47%	248,919	5,423	4.39%
Securities:
Taxable	503,493	5,675	2.27%	525,541	7,117	2.73%
Tax-exempt(4)	216,496	4,089	3.80%	142,627	3,116	4.41%
Total Securities(4)	719,989	9,764	2.73%	668,168	10,233	3.09%
Federal funds sold	78,785	255	0.65%	15,289	211	2.78%
Interest-bearing deposits with other financial institutions	398,330	1,276	0.64%	78,433	911	2.34%
FHLB stock	16,539	206	2.50%	14,303	385	5.43%
Total interest earning assets(4)	6,131,349	136,456	4.48%	4,975,595	138,562	5.62%
Noninterest Earning Assets:
Cash and due from banks	61,303			52,451
Allowance for credit losses	(77,128)			(29,816)
Other assets(3)	622,499			476,265
Total noninterest earning assets	606,674			498,900
Total assets	$6,738,023			$5,474,495
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$1,116,633	$3,896	0.70%	$923,372	$4,349	0.95%
Money market	1,400,394	6,150	0.88%	1,147,720	8,464	1.49%
Savings deposits	236,475	120	0.10%	190,029	144	0.15%
Customer time deposits	1,200,080	11,135	1.87%	1,120,897	11,608	2.09%
Brokered and internet time deposits	18,600	176	1.90%	73,907	778	2.12%
Time deposits	1,218,680	11,311	1.87%	1,194,804	12,386	2.09%
Total interest bearing deposits	3,972,182	21,477	1.09%	3,455,925	25,343	1.48%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	29,641	107	0.73%	23,658	152	1.30%
Federal Home Loan Bank advances	250,000	1,119	0.90%	124,839	1,298	2.10%
Subordinated debt	30,930	820	5.33%	30,930	820	5.35%
Other borrowings	11,374	172	3.04%	—	—	—%
Total other interest-bearing liabilities	321,945	2,218	1.39%	179,427	2,270	2.55%
Total interest-bearing liabilities	4,294,127	23,695	1.11%	3,635,352	27,613	1.53%
Noninterest bearing liabilities:
Demand deposits	1,520,954			1,042,211
Other liabilities	140,467			100,311
Total noninterest-bearing liabilities	1,661,421			1,142,522
Total liabilities	5,955,548			4,777,874
Shareholders' equity	782,475			696,621
Total liabilities and shareholders' equity	$6,738,023			$5,474,495
Net interest income (tax-equivalent basis)		$112,761			$110,949
Interest rate spread (tax-equivalent basis)			3.37%			4.09%
Net interest margin (tax-equivalent basis)(5)			3.70%			4.50%
Cost of total deposits			0.79%			1.14%
Average interest-earning assets to average interest-bearing liabilities			142.8%			136.9%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $5.4 million and $6.8 million, accretion of $2.6 million and $3.9 million, nonaccrual interest collections of $0.4 million and $0.2 million, and syndicated loan fees of $0.0 million and $0.2 million are included in interest income in the six months ended June 30, 2020 and 2019, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.2 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis
The tables below present the components of the changes in net interest income for the three and six months ended June 30, 2020 and 2019. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$7,283	$(12,344)	$(5,061)
Loans held for sale	632	(755)	(123)
Securities available for sale and other securities:
Taxable	(198)	(731)	(929)
Tax Exempt(2)	827	(222)	605
Federal funds sold and balances at Federal Reserve Bank	8	(86)	(78)
Time deposits in other financial institutions	163	(434)	(271)
FHLB stock	10	(90)	(80)
Total interest income(2)	8,725	(14,662)	(5,937)
Interest-bearing liabilities:
Interest-bearing checking	286	(864)	(578)
Money market	308	(2,637)	(2,329)
Savings deposits	8	(43)	(35)
Customer time deposits	55	(1,062)	(1,007)
Brokered and internet time deposits	(187)	(43)	(230)
Securities sold under agreements to repurchase and federal funds purchased	1	(68)	(67)
Federal Home Loan Bank advances	192	(451)	(259)
Subordinated debt	—	(28)	(28)
Other borrowings	107	—	107
Total interest expense	770	(5,196)	(4,426)
Change in net interest income(2)	$7,955	$(9,466)	$(1,511)
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $2.8 million and $3.0 million, accretion of $1.0 million and $2.1 million and nonaccrual interest collections of $0.2 million and $0.2 million are included in interest income for the three months ended June 30, 2020 and 2019, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six months ended June 30, 2020 compared to six months ended June 30, 2019 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$17,649	$(19,030)	$(1,381)
Loans held for sale	642	(1,128)	(486)
Securities available for sale and other securities:
Taxable	(249)	(1,193)	(1,442)
Tax Exempt(2)	1,395	(422)	973
Federal funds sold and balances at Federal Reserve Bank	206	(162)	44
Time deposits in other financial institutions	1,025	(660)	365
FHLB stock	28	(207)	(179)
Total interest income(2)	20,696	(22,802)	(2,106)
Interest-bearing liabilities:
Interest-bearing checking	674	(1,127)	(453)
Money market	1,110	(3,424)	(2,314)
Savings deposits	24	(48)	(24)
Customer time deposits	735	(1,208)	(473)
Brokered and internet time deposits	(523)	(79)	(602)
Securities sold under agreements to repurchase and federal funds purchased	22	(67)	(45)
Federal Home Loan Bank advances	560	(739)	(179)
Subordinated debt	—	—	—
Other borrowings	172	—	172
Total interest expense	2,774	(6,692)	(3,918)
Change in net interest income(2)	$17,922	$(16,110)	$1,812
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $5.4 million and $6.8 million, accretion of $2.6 million and $3.9 million, nonaccrual interest collections of $0.4 million and $0.2 million, and syndicated loan fee income of $0.0 million and $0.2 million are included in interest income for the six months ended June 30, 2020 and 2019, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses ("ACL") at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Basis of presentation" in the notes to our consolidated financial statements for a detailed discussion regarding ACL methodology.
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Our provision for credit losses on loans held for investment for the three months ended June 30, 2020 was $24.0 million as compared to $0.9 million for the three months ended June 30, 2019. The increase in provision for credit losses was primarily the result of the significant projected deterioration of the loss drivers and economic outlook over the reasonable and supportable forecast period resulting from COVID-19. Given the pervasive impact of COVID-19, we also performed additional qualitative evaluations on certain classes of financing receivables, including construction, commercial and industrial and commercial real estate, in line with our established qualitative framework. These evaluations weighed the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, among other factors. See further discussion under the subheading "Allowance for credit losses".

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Our provision for credit losses on loans held for investment for the six months ended June 30, 2020 was $52.0 million as compared to $2.3 million for the six months ended June 30, 2019. The increase in provision for credit losses was primarily the result of the sustained projected deterioration of the loss drivers and economic outlook over the reasonable and supportable forecast period resulting from COVID-19, as discussed above. Additionally, the provision was further increased in conjunction with the acquisition of Farmers National as CECL requires the establishment of an allowance for credit losses for non-purchased credit deteriorated loans be recognized through the provision for credit losses on the acquisition date. The provision for credit losses on loans held for investment recognized in expense in conjunction with the Farmers National acquisition on February 14, 2020 amounted to $2.9 million.
Upon and subsequent to adoption of CECL, for available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via the provision for credit losses. At January 1, 2020 and June 30, 2020, we determined that all available-for-sale debt securities that experienced a decline in fair value below the amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the six months ended June 30, 2020.
Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Mortgage banking income	$72,168	$24,526	$104,913	$45,547
Service charges on deposit accounts	1,858	2,327	4,421	4,406
ATM and interchange fees	3,606	3,002	6,740	5,658
Investment services and trust income	1,368	1,287	3,065	2,582
(Loss) gain from securities, net	(28)	52	35	95
Gain on sales or write-downs of other real estate owned	86	277	137	238
(Loss) gain from other assets	(54)	(183)	(382)	8
Other	2,487	1,691	5,262	3,484
Total noninterest income	$81,491	$32,979	$124,191	$62,018

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Noninterest income amounted to $81.5 million for the three months ended June 30, 2020, an increase of $48.5 million, or 147.1%, as compared to $33.0 million for the three months ended June 30, 2019. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $72.2 million and $24.5 million for the three months ended June 30, 2020 and 2019, respectively.
During the three months ended June 30, 2020, the Bank’s mortgage operations had sales of $1.60 billion which generated a sales margin of 2.85%. This compares to $1.26 billion and 1.67% for the three months ended June 30, 2019. The increase in sales margin is a result of the mortgage restructuring and market conditions. The industry began to see rates decline during the first quarter of 2019 after rising through much of 2018. As interest rates continued to drift lower throughout 2019, the industry began to experience heightened refinancing activity that has carried over into 2020. The higher volume has led to increased capacity issues within the industry while continuing to elevate margins through the first half of 2020. Mortgage banking income from gains on sale and related fair value changes increased to $80.3 million during the three months ended June 30, 2020 compared to $24.3 million for the three months ended June 30, 2019. Total interest rate lock volume increased $418.8 million, or 23.0%, during the three months ended June 30, 2020 over the same period in the previous year. Our interest rate lock volume during three months ended June 30, 2020 was composed of 79.8% refinancing activity compared with 49.0% during the same period in the previous year.
Our mortgage banking business is directly impacted by the interest rate environment, increased regulations, consumer demand, economic conditions, and investor demand for mortgage securities. Mortgage production, especially refinance activity, declines in rising interest rate environments. While we have not yet experienced a slowdown in our mortgage production volume, our interest rate lock volume is expected to be materially and adversely impacted by rising interest rates, and we expect to see declining refinance activity within the mortgage industry when rates rise.
Income from mortgage servicing of $5.1 million and $4.1 million for three months ended June 30, 2020 and 2019, respectively, was offset by declines in fair value of MSRs and related hedging activity of $13.2 million and $3.8 million in the three months ended June 30, 2020 and 2019, respectively.
The components of mortgage banking income for three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(in thousands)	2020	2019
Mortgage banking income:
Origination and sales of mortgage loans	$45,515	$20,976
Net change in fair value of loans held for sale and derivatives	34,778	3,298
Change in fair value on MSRs	(13,238)	(3,800)
Mortgage servicing income	5,113	4,052
Total mortgage banking income	$72,168	$24,526
Interest rate lock commitment volume by line of business:
Consumer direct	$1,480,878	$805,970
Third party origination (TPO)	—	156,844
Retail	758,228	407,007
Correspondent	—	450,529
Total	$2,239,106	$1,820,350
Interest rate lock commitment volume by purpose (%):
Purchase	20.2%	51.0%
Refinance	79.8%	49.0%
Mortgage sales	$1,595,413	$1,258,662
Mortgage sale margin	2.85%	1.67%
Closing volume	$1,709,375	$1,307,934
Outstanding principal balance of mortgage loans serviced	$7,700,862	$5,850,557
Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $16.9 million and $5.5 million for the three months ended June 30, 2020 and 2019, respectively, and mortgage banking income attributable to our Mortgage segment was $55.2 million and $19.1 million for the three months ended June 30, 2020 and 2019, respectively.
Other noninterest income for the three months ended June 30, 2020 increased $0.8 million to $2.5 million as compared to other noninterest income of $1.7 million for three months ended June 30, 2019. This increase reflects increases associated with growth and volume of business, which is partially attributable to our acquisitions of Farmers National and the Branches.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Noninterest income amounted to $124.2 million for the six months ended June 30, 2020, an increase of $62.2 million, or 100.2%, as compared to $62.0 million for the six months ended June 30, 2019. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income was $104.9 million and $45.5 million for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, the Bank’s mortgage operations had sales of $2.64 billion which generated a sales margin of 2.88%. This compares to $2.22 billion and 1.66% for the six months ended June 30, 2019. The increase in sales margin is a result of the mortgage restructuring and market conditions. The increase in sales margin is a result of the mortgage restructuring and market conditions. The industry began to see rates decline during the first quarter of 2019 after rising through much of 2018. As interest rates continued to drift lower throughout 2019, the industry began to experience heightened refinancing activity that has carried over into 2020. The higher volume has led to increased capacity issues within the industry while continuing to elevate margins through the first half of 2020. Mortgage banking income from gains on sale and related fair value changes increased to $113.9 million during the six months ended June 30, 2020 compared to $42.4 million for the six months ended June 30, 2019. Total interest rate lock volume increased $1.15 billion, or 36.0%, during the six months ended June 30, 2020 over the same period in the previous year. The unseasonable increased volume in our ConsumerDirect and retail channels was driven by lower interest rates during the six months ended June 30, 2020, leading to an increase in refinancing activity.
Income from mortgage servicing of $10.1 million and $8.8 million for six months ended June 30, 2020 and 2019, respectively, was offset by declines in fair value of MSRs and related hedging activity of $19.1 million and $5.7 million in the six months ended June 30, 2020 and 2019, respectively.
The components of mortgage banking income for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Mortgage banking income:
Origination and sales of mortgage loans	$75,905	$36,883
Net change in fair value of loans held for sale and derivatives	37,983	5,542
Change in fair value on MSRs	(19,106)	(5,681)
Mortgage servicing income	10,131	8,803
Total mortgage banking income	$104,913	$45,547
Interest rate lock commitment volume by line of business:
Consumer direct	$2,795,503	$1,327,573
Third party origination (TPO)	—	327,373
Retail	1,537,383	698,807
Correspondent	—	831,383
Total	$4,332,886	$3,185,136
Interest rate lock commitment volume by purpose (%):
Purchase	20.8%	53.8%
Refinance	79.2%	46.2%
Mortgage sales	$2,636,889	$2,224,886
Mortgage sale margin	2.88%	1.66%
Closing volume	$2,807,047	$2,240,059
Outstanding principal balance of mortgage loans serviced	$7,700,862	$5,850,557

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $27.6 million and $9.8 million for the six months ended June 30, 2020 and 2019, respectively, and mortgage banking income attributable to our Mortgage segment was $77.3 million and $35.7 million for the six months ended June 30, 2020 and 2019, respectively.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $1.1 million to $6.7 million during six months ended June 30, 2020 as compared to $5.7 million for the six months ended June 30, 2019. This increase is attributable to our growth in deposits and increased volume of transactions.
Other noninterest income for the six months ended June 30, 2020 increased $1.8 million to $5.3 million as compared to other noninterest income of $3.5 million for six months ended June 30, 2019. This increase reflects increased interest rate swap fee income and increases associated with growth and volume of business, which is partially attributable to our acquisitions of Farmers National and the Branches.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Salaries, commissions and employee benefits	$55,258	$37,918	$98,880	$71,615
Occupancy and equipment expense	4,096	4,319	8,274	8,049
Legal and professional fees	1,952	1,694	3,510	3,419
Data processing	2,782	2,643	5,235	5,027
Merger costs	1,586	3,783	4,636	4,404
Amortization of core deposit and other intangibles	1,205	1,254	2,408	1,983
Advertising	2,591	2,434	4,980	5,171
Other expense	11,109	10,074	21,215	19,552
Total noninterest expense	$80,579	$64,119	$149,138	$119,220

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Noninterest expense increased by $16.5 million during the three months ended June 30, 2020 to $80.6 million as compared to $64.1 million in the three months ended June 30, 2019. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 68.6% and 59.1% of total noninterest expense in the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, salaries and employee benefits expense increased $17.3 million, or 45.7%, to $55.3 million as compared to $37.9 million for the three months ended June 30, 2019. This increase was mainly driven by an increase of $11.8 million in commissions and incentives expenses resulting from increased mortgage production. The increase also reflects the impact of our headcount increase resulting from our recent acquisitions.
Costs resulting from our equity compensation grants during the three months ended June 30, 2020 and 2019 amounted to $2.3 million and $2.1 million, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to annual performance grants. Additionally, this expense includes costs related to performance-based restricted stock units granted during 2020 which resulted in $0.3 million in expense during the three months ended June 30, 2020.
Merger costs amounted to $1.6 million for the three months ended June 30, 2020 compared to $3.8 million for the three months ended June 30, 2019. Merger costs during the three months ended June 30, 2020 include costs associated with the conversion related to our acquisition of Franklin National that was completed during the second quarter. Costs during the previous year were related to our acquisition of the Branches, which closed during the second quarter of the previous year.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $1.0 million during the three months ended June 30, 2020 to $11.1 million compared to $10.1 million during the three months ended June 30, 2019. The increase reflects costs associated with our growth, including the impact of our acquisitions of Farmers National and the Branches. During the three months ended June 30, 2019, other noninterest expense also included mortgage restructuring charges of $0.8 million.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Noninterest expense increased by $29.9 million during the six months ended June 30, 2020 to $149.1 million as compared to $119.2 million in the six months ended June 30, 2019. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 66.3% and 60.1% of total noninterest expense in the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, salaries and employee benefits expense increased $27.3 million, or 38.1%, to $98.9 million as compared to $71.6 million for the six months ended June 30, 2019. This increase included an increase in mortgage-related commissions and incentives of $16.8 million resulting from increased mortgage production during the six months ended June 30, 2020 compared with the same period in the prior year. The increase in total salaries and benefits expense also reflects the impact of our acquisitions of Farmers National during the quarter and the Branches during the second quarter of 2019.
Costs resulting from our equity compensation grants during the six months ended June 30, 2020 and 2019 amounted to $4.2 million and $3.8 million, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to annual performance grants. Additionally, during 2020, the Company began awarding performance-based restricted stock units which resulted in $0.4 million in expense during the six months ended June 30, 2020.
Other noninterest expense increased $1.7 million during the six months ended June 30, 2020 to $21.2 million compared to $19.6 million during the six months ended June 30, 2019. The increase reflects costs associated with our growth, including the impact of our acquisitions of Farmers National and the Branches. During the six months ended June 30, 2019, other noninterest expense also included mortgage restructuring charges of $1.9 million.
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
Our efficiency ratio was 58.9% and 63.3% for the three and six months ended June 30, 2020, respectively, and 71.2% and 69.3% for the three and six months ended June 30, 2019, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 57.5% and 60.9% for the three and six months ended June 30, 2020, respectively, and 65.9% and 65.4% for the three and six months ended June 30, 2019, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	$2020	$2019	$2019
Return on average total assets	1.30%	1.30%	0.70%	1.41%	1.45%
Return on average shareholders' equity	11.6%	10.6%	6.07%	11.1%	11.6%
Dividend payout ratio	12.9%	13.7%	24.7%	13.3%	12.2%
Average shareholders’ equity to average assets	11.2%	12.3%	11.6%	12.7%	12.5%

Due to the impact of the COVID-19 pandemic, the Company recognized significant increases in provision for credit losses during both the first half of 2020, which resulted in return on average total assets of 1.30% and 0.70% for the three and six months ended June 30, 2020, respectively, as compared to 1.30% and 1.41% for the three and six months ended June 30, 2019, respectively. Return on average shareholders’ equity was 11.6% and 6.07% for the three and six months ended June 30, 2020, respectively as compared to 10.6% and 11.1% for the three and six months ended June 30, 2019, respectively. The onset of the COVID-19 pandemic, the resulting increases in the provision for credit losses, and the resulting impacts on net income drove an unusually high dividend payout ratio for the first half of 2020, which is not reflective of historical payout ratios or longer-term intent.
Income tax
Income tax expense was $7.5 million and $6.3 million for the three months ended June 30, 2020 and 2019, respectively, and $7.5 million and $12.3 million for the six months ended June 30, 2020 and 2019, respectively. This represents effective tax rates of 24.6% and 24.2% for the three months ended June 30, 2020 and 2019, respectively, and 25.3% and 24.3% for the six months ended June 30, 2020 and 2019, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and tax credits, and additional deductions for equity-based compensation upon the distribution of RSUs.
Financial condition
The following discussion of our financial condition compares balances as of June 30, 2020 with December 31, 2019.
Total assets
Our total assets were $7.26 billion at June 30, 2020, compared to total assets of $6.12 billion as of December 31, 2019. The increase was partially attributable to our acquisition of Farmers National, completed on February 14, 2020, which added an additional $258.2 million in assets combined with our participation in the PPP. As of June 30, 2020, we have originated over 2,900 PPP loans, increasing loans held for investment by $314.7 million. The SBA will begin accepting PPP forgiveness applications in the third quarter of 2020, at which point we expect to begin to see a decline in these loans, for which we anticipate being repaid in full. Additionally, we held cash and cash equivalents of $717.6 million at June 30, 2020, an increase of $484.9 million during the first half of 2020, up from $232.7 million at December 31, 2019. As a result of the COVID-19 pandemic and the upcoming Franklin merger, we have taken appropriate measures to ensure adequate liquidity.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 66.5% and 72.0% of our total assets as of June 30, 2020 and December 31, 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “participated loans”). At June 30, 2020 and December 31, 2019, loans held for investment included approximately $113.0 million and $103.4 million, respectively, related to participated loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans by type
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial(1)	$1,289,646	27%	$1,034,036	23%
Construction	553,619	12%	551,101	13%
Residential real estate:
1-to-4 family	741,936	15%	710,454	16%
Line of credit	236,974	5%	221,530	5%
Multi-family	115,149	2%	69,429	2%
Commercial real estate:
Owner-Occupied	683,245	14%	630,270	14%
Non-Owner Occupied	923,192	19%	920,744	21%
Consumer and other	283,262	6%	272,078	6%
Total loans	$4,827,023	100%	$4,409,642	100%
(1)Includes $314,678 of loans originated as part of the PPP at June 30, 2020, established by the CARES Act, in response to the COVID-19 pandemic. The PPP is administered by the SBA; loans originated as part of the PPP may be forgiven by the SBA under a set of defined rules.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2020 and December 31, 2019, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. While most industries have and are expected to continue to experience adverse impacts as a result of COVID–19, certain industries present more risk than others. As of June 30, 2020, outstanding loan principal balances of loans in deferral status amounted to $423.7 million in industries that we consider areas of concern that we continue to monitor. The following presents industry loan categories considered to be “of concern” in relation to our total portfolio as of June 30, 2020.

Industry	Approximate % of total loans	Description of components
Retail lending	7.7%	Includes non-owner occupied CRE, automobile, recreational vehicle and boat dealers, gas stations and convenience stores, pharmacies and drug stores, and sporting goods.
Healthcare	5.3%	Includes assisted living, nursing and continuing care, medical practices, social assistance, mental health and substance abuse centers.
Hotel	4.0%	Vast majority of hotel exposure is built around long-term successful hotel operators and strong flags located within our banking footprint.
Other leisure	2.3%	Includes marinas, recreational vehicle parks and campgrounds, fitness and recreational sports centers, sports teams and clubs, historical sites, and theaters.
Transportation	2.1%	Includes trucking exposure made up of truckload operators, equipment lessors to owner/operators, and local franchisees of major national trucking companies. Also includes air travel (no commercial airlines) and support and to a lesser extent, consumer charter and transportation and warehousing.
Restaurants	1.3%	Majority made up of full service restaurants with no major concentration by operator or brand. Also includes limited service restaurants and bars.
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
The table below shows concentration ratios for the Bank and Company as of June 30, 2020 and December 31, 2019, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
June 30, 2020
Construction	74.6%	75.3%
Commercial real estate	214.5%	216.5%
December 31, 2019
Construction	88.4%	87.0%
Commercial real estate	247.4%	243.4%

Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the CARES Act. The PPP is administered by the SBA, and loans we originated as part of the PPP may be forgiven by the SBA under a set of defined rules. These federally guaranteed loans were intended to provide up to 24 weeks of payroll and other operating costs as a source of aid to small- and medium-sized businesses. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of June 30, 2020, our commercial and industrial loans comprised $1,289.6 million, or 27% of loans, compared to $1,034.0 million, or 23% of loans, as of December 31, 2019. Excluding PPP loans totaling $314.7 million as of June 30, 2020, our commercial and industrial loans comprised $975.0 million.
Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of June 30, 2020, our owner occupied commercial real estate loans comprised $683.2 million, or 14% of loans, compared to $630.3 million, or 14%, of loans, as of December 31, 2019.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of June 30, 2020, our non-owner occupied commercial real estate loans comprised $923.2 million, or 19%, of loans, compared to $920.7 million, or 21% of loans, as of December 31, 2019.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of June 30, 2020, our residential real estate mortgage loans comprised $741.9 million, or 15% of loans, compared to $710.5 million, or 16%, of loans as of December 31, 2019.
Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of June 30, 2020 comprised $237.0 million or 5% of loans compared to $221.5 million, or 5%, of loans as of December 31, 2019.
Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of June 30, 2020 comprised $115.1 million, or 2% of loans, compared to $69.4 million, or 2%, of loans as of December 31, 2019.
Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of June 30, 2020, our construction loans comprised $553.6 million, or 12% of loans compared to $551.1 million, or 13% of loans as of December 31, 2019.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of June 30, 2020, our consumer and other loans comprised $283.3 million, or 6% of loans, compared to $272.1 million, or 6% of loans as of December 31, 2019.

Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of June 30, 2020 and December 31, 2019. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments. As of June 30, 2020 and December 31, 2019, the Company had $22.8 million and $23.1 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of June 30, 2020
Commercial and industrial	$363,874	$820,297	$105,475	$1,289,646
Commercial real estate:
Owner occupied	109,023	403,170	171,052	683,245
Non-owner occupied	120,752	534,745	267,695	923,192
Residential real estate:
1-to-4 family	56,518	257,251	428,167	741,936
Line of credit	21,981	53,027	161,966	236,974
Multi-family	1,704	56,901	56,544	115,149
Construction	311,522	213,476	28,621	553,619
Consumer and other	29,092	66,681	187,489	283,262
Total ($)	$1,014,466	$2,405,548	$1,407,009	$4,827,023
Total (%)	21.0%	49.9%	29.1%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2019
Commercial and industrial	$396,045	$501,693	$136,298	$1,034,036
Commercial real estate:
Owner occupied	97,724	367,072	165,474	630,270
Non-owner occupied	109,172	552,333	259,239	920,744
Residential real estate:
1-to-4 family	63,297	258,570	388,587	710,454
Line of credit	7,179	47,629	166,722	221,530
Multi-family	1,793	57,602	10,034	69,429
Construction	241,872	259,942	49,287	551,101
Consumer and other	38,830	66,016	167,232	272,078
Total ($)	$955,912	$2,110,857	$1,342,873	$4,409,642
Total (%)	21.7%	47.9%	30.4%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of June 30, 2020 and December 31, 2019.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2020
Commercial and industrial	$591,280	$334,492	$925,772
Commercial real estate:
Owner occupied	429,686	144,536	574,222
Non-owner occupied	338,763	463,677	802,440
Residential real estate:
1-to-4 family	537,126	148,292	685,418
Line of credit	1,625	213,368	214,993
Multi-family	66,539	46,906	113,445
Construction	75,033	167,064	242,097
Consumer and other	237,228	16,942	254,170
Total ($)	$2,277,280	$1,535,277	$3,812,557
Total (%)	59.7%	40.3%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
Commercial and industrial	$288,666	$349,325	$637,991
Commercial real estate:
Owner occupied	422,684	109,862	532,546
Non-owner occupied	324,951	486,621	811,572
Residential real estate:
1-to-4 family	532,409	114,748	647,157
Line of credit	892	213,459	214,351
Multi-family	49,091	18,545	67,636
Construction	93,342	215,887	309,229
Consumer and other	215,822	17,426	233,248
Total ($)	$1,927,857	$1,525,873	$3,453,730
Total (%)	55.8%	44.2%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2020 and December 31, 2019.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2020
One year or less	$396,242	$618,224	$1,014,466
One to five years	1,574,011	831,537	2,405,548
More than five years	703,269	703,740	1,407,009
Total ($)	$2,673,522	$2,153,501	$4,827,023
Total (%)	55.4%	44.6%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
One year or less	$381,148	$574,764	$955,912
One to five years	1,224,977	885,880	2,110,857
More than five years	702,880	639,993	1,342,873
Total ($)	$2,309,005	$2,100,637	$4,409,642
Total (%)	52.4%	47.6%	100.0%
Of the loans shown above with floating interest rates totaling $2.15 billion as of June 30, 2020, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of June 30, 2020
Loans with current rates above floors:
1-25 bps	$34,546	6.90	$66,889	14.80	$87,038	11.55	$188,473	11.85
26-50 bps	637	49.77	3,034	50.00	12,148	49.41	15,819	49.54
51-75 bps	276	75.00	3,191	75.00	13,573	75.00	17,040	75.00
76-100 bps	3,284	100.00	456	100.00	2,773	99.59	6,513	99.82
101-125 bps	—	—	62	125.00	620	125.00	682	125.00
126-150 bps	—	—	516	150.00	2,869	150.00	3,385	150.00
151-200 bps	—	—	1,356	176.80	5,927	177.12	7,283	177.06
200-250 bps	—	—	5,522	218.86	1,006	243.78	6,528	222.70
251 bps and above	—	—	1,172	275.00	2,962	285.95	4,134	282.84
Total loans with current rates above floors	$38,743	15.98	$82,198	39.93	$128,916	43.05	$249,857	37.82
Loans with current rates below floors:
1-25 bps	$13,607	24.98	$83,002	9.41	$12,702	23.05	$109,311	12.93
26-50 bps	10,801	47.10	46,709	42.72	13,524	41.85	71,034	43.22
51-75 bps	60,627	75.00	43,115	71.11	47,854	65.61	151,596	70.93
76-100 bps	19,487	93.71	53,676	88.61	61,457	93.90	134,620	91.76
101-125 bps	47,331	121.68	14,620	111.63	28,168	113.59	90,119	117.52
126-150 bps	24,995	142.83	10,678	145.33	45,380	143.32	81,053	143.43
151-200 bps	36,931	174.18	60,567	179.20	76,244	175.37	173,742	176.45
200-250 bps	4,266	225.01	32,917	227.29	39,299	225.08	76,482	226.02
251 bps and above	6,585	1,643.13	31,580	327.74	69,799	291.22	107,964	384.36
Total loans with current rates below floors	$224,630	131.99	$376,864	92.51	$394,427	118.50	$995,921	111.77

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
As of June 30, 2020 and December 31, 2019, we had $51.2 million and $47.1 million, respectively, in nonperforming assets. As of June 30, 2020 and December 31, 2019, other real estate owned included $7.8 million and $9.0 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets, including other repossessed non-real estate, as of June 30, 2020 and December 31, 2019 amounted to $1.3 million and $1.6 million, respectively.
We had net interest recoveries on nonperforming assets previously charged off of $0.2 million for both the three months ended June 30, 2020, and 2019, respectively, and net interest recoveries of $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020 and December 31, 2019, there were $81.2 million and $51.7 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheet as of June 30, 2020 or December 31, 2019. We continue to assess this on a quarterly basis.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of June 30,		As of December 31,
(dollars in thousands)	2020	2019	2019
Loan Type
Commercial and industrial	$2,419	$488	$5,878
Construction	1,947	284	1,129
Residential real estate:
1-to-4 family mortgage	10,104	6,818	7,297
Residential line of credit	981	1,342	828
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	2,644	1,376	1,793
Non-owner occupied	13,339	6,720	7,880
Consumer and other	3,391	1,207	1,800
Total nonperforming loans held for investment	34,825	18,235	26,605
Loans held for sale	—	—	—
Other real estate owned	15,091	15,521	18,939
Other	1,306	1,499	1,580
Total nonperforming assets	$51,222	$35,255	$47,124
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.72%	0.43%	0.60%
Total nonperforming assets as a percentage of total assets	0.71%	0.59%	0.77%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.09%	0.04%	0.09%
Loans restructured as troubled debt restructurings	$13,277	$8,714	$12,206
Troubled debt restructurings as a percentage of total loans held for investment	0.28%	0.20%	0.28%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses at June 30, 2020. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $11.3 million at June 30, 2020 as compared to $18.5 million at December 31, 2019. Periods prior to our adoption of CECL on January 1, 2020 exclude purchased credit impaired ("PCI") loans from nonperforming totals while the current period includes PCD loans at their contractual number of days past due. Loans in deferral status are considered current.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “Gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. Other real estate owned with a cost basis of $2.7 million and $4.2 million were sold during the three and six months ended June 30, 2020, resulting in a net gain of $86 thousand and $137 thousand, respectively. Other real estate owned with a cost basis of $1.1 million and $2.0 million were sold during the three and six months ended June 30, 2019, respectively, resulting in a net gain of $277 thousand and $238 thousand, respectively.
Non-TDR Loan Modifications due to COVID-19
During the second quarter of 2020, we continued offering financial relief in the form of a payment deferral program to those experiencing financial hardships related to the COVID-19 pandemic. As of June 30, 2020, we had deferred principal and/or interest payments on loans with recorded investments totaling $918.3 million as a result of the effects of COVID-19. The payment deferrals program differs from forbearance, in that all deferred payments are not normally due at the end of the deferral period. Instead, the payment due date is advanced to a future time period. Generally, interest continues to accrue on loans during the deferral period, unless the loan is on nonaccrual. The vast majority of our loans in deferral status are considered performing loans, and we anticipate collecting on these balances. We remain proactive in monitoring our loans in deferral status by reaching out to our borrowers with payment deferrals to determine their financial capacity and whether additional payment deferrals or other loan modifications are necessary. These modifications described above via payment deferrals program were promulgated by the effects of COVID-19 and do not qualify as TDRs, consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act.
Classified loans
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze loans that share similar risk characteristics collectively and loans that do not share similar risk characteristics are evaluated individually. See Note 4, “Loans and allowance for credit losses,” in the notes to our consolidated financial statements for a description of these risk categories.
The following tables set forth information related to the credit quality of our loan portfolio as of the dates presented.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Doubtful(1)	Total
As of June 30, 2020
Commercial and industrial	$1,164,885	$101,009	$23,536	$216	$1,289,646
Construction	534,479	13,970	5,003	167	553,619
Residential real estate:
1-to-4 family mortgage	703,949	20,738	16,444	805	741,936
Residential line of credit	233,971	788	1,769	446	236,974
Multi-family mortgage	115,091	58	—	—	115,149
Commercial real estate:
Owner occupied	606,026	62,587	14,632	—	683,245
Non-owner occupied	875,706	28,322	19,164	—	923,192
Consumer and other	261,057	15,971	4,612	1,622	283,262
Total loans	$4,495,164	$243,443	$85,160	$3,256	$4,827,023
(1) This category was added in 2020. Loans considered "Doubtful" were included as part of the "Substandard" risk category prior to January 1, 2020.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$946,247	$66,910	$19,195	$1,032,352
Construction	541,201	4,790	2,226	548,217
Residential real estate:
1-to-4 family mortgage	666,177	11,380	13,559	691,116
Residential line of credit	218,086	1,343	2,028	221,457
Multi-family mortgage	69,366	63	—	69,429
Commercial real estate:
Owner occupied	576,737	30,379	17,263	624,379
Non-owner occupied	876,670	24,342	9,535	910,547
Consumer and other	248,632	3,304	3,057	254,993
Total loans, excluding purchased credit impaired loans	$4,143,116	$142,511	$66,863	$4,352,490

Purchased credit impaired loans
Commercial and industrial	$—	$1,224	$460	$1,684
Construction	—	2,681	203	2,884
Residential real estate:
1-to-4 family mortgage	—	15,091	4,247	19,338
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,535	1,356	5,891
Non-owner occupied	—	6,617	3,580	10,197
Consumer and other	—	13,521	3,564	17,085
Total purchased credit impaired loans	$—	$43,669	$13,483	$57,152
Total loans	$4,143,116	$186,180	$80,346	$4,409,642
Allowance for credit losses
As of January 1, 2020, our policy for the allowance changed with the adoption of CECL to a lifetime expected credit loss approach. As permitted, the new guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. Prior to adoption, we calculated the allowance using an incurred loss approach.
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
The change in accounting estimate as a result of our adoption of CECL increased the ACL as of January 1, 2020 to $62.6 million from the allowance for loan losses as of December 31, 2019 of $31.1 million. Upon adoption, we recorded a cumulative effective adjustment to decrease retained earnings by $25.0 million, with corresponding adjustments to the allowance for credit losses on loans and unfunded commitments in addition to recording a deferred tax asset on our consolidated balance sheet. Included in our transition adjustment as of January 1, 2020 was the cumulative effective adjustment to gross-up the amortized cost amount of purchased credit deteriorated ("PCD") loans by $0.6 million.
The allowance for credit losses was $113.1 million and $31.1 million and represented 2.34% and 0.71% of loans held for investment at June 30, 2020 and December 31, 2019, respectively. Excluding PPP loans with a recorded investment totaling $314.7 million and ACL of $51 thousand, our ACL as a percentage of total loans held for investment would have been 17 basis points higher as of June 30, 2020. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
In addition, we evaluated for changes in reasonable and supportable forecasts of macroeconomic variables during the three and six months ended June 30, 2020, primarily due to the impact of the COVID-19 pandemic, which resulted in credit deterioration requiring us to recognize significant increases in the ACL. Specifically, we performed additional qualitative evaluations on certain categories within our loan portfolio, including construction, commercial and industrial and commercial real estate, in line with our established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, in order to identify potential geographies and industries seeing credit improvement or deterioration specific to the COVID-19 pandemic. We also increased the ACL by $4.5 million related to PCD loans acquired on February 14, 2020, as part of the Farmers National acquisition. See Note 2, "Mergers and acquisitions" in the notes to our consolidated financial statements for additional details related to PCD loans acquired on February 14, 2020.
The allowance for credit losses on unfunded commitments increased to $6.5 million at June 30, 2020, and the deferred tax asset related to the ACL increased to $31.2 million at June 30, 2020, compared to $8.1 million at December 31, 2020.
The OCC, the Board of Governors of the Federal Reserve System, and the FDIC (collectively, "the Agencies") initially provided an option within the regulatory capital framework to limit the initial regulatory "day one" adverse impact by allowing a three-year phase in period for said impact. In March 2020, the Agencies subsequently announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected the five-year capital transition relief option.

The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	As of June 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans

Loan Type:
Commercial and industrial	$8,878	27%	$4,805	23%
Construction	35,599	12%	10,194	13%
Residential real estate:
1-to-4 family mortgage	12,463	15%	3,112	16%
Residential line of credit	6,811	5%	752	5%
Multi-family mortgage	4,499	2%	544	2%
Commercial real estate:
Owner occupied	7,420	14%	4,109	14%
Non-owner occupied	30,444	19%	4,621	21%
Consumer and other	7,015	6%	3,002	6%
Total allowance	$113,129	100%	$31,139	100%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2020	2019	2020	2019	2019
Allowance for credit losses at beginning of period	$89,141	$29,814	$31,139	$28,932	$28,932
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	—	—	30,888	—	—
Impact of adopting ASC 326 on purchased credit deteriorated loans	—	—	558	—	—
Charge-offs:
Commercial and industrial	(147)	(79)	(1,381)	(258)	(2,930)
Construction	(18)	—	(18)	—	—
Residential real estate:
1-to-4 family mortgage	(123)	(1)	(365)	(82)	(220)
Residential line of credit	(21)	(103)	(21)	(135)	(309)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	(209)	—	—
Non-owner occupied	(545)	—	(545)	—	(12)
Consumer and other	(311)	(587)	(1,037)	(1,166)	(2,481)
Total charge-offs	$(1,165)	$(770)	$(3,576)	$(1,641)	$(5,952)
Recoveries:
Commercial and industrial	$807	$38	$895	$50	$136
Construction	151	6	151	7	11
Residential real estate:
1-to-4 family mortgage	26	24	50	37	79
Residential line of credit	24	21	39	46	138
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	3	5	17	92	108
Non-owner occupied	—	—	—	—	—
Consumer and other	103	119	296	343	634
Total recoveries	$1,114	$213	$1,448	$575	$1,106
Net charge-offs	(51)	(557)	(2,128)	(1,066)	(4,846)
Provision for credit losses	24,039	881	52,003	2,272	7,053
Initial allowance on loans purchased with credit deterioration	—	—	669	—	—
Allowance for credit losses at the end of period	$113,129	$30,138	$113,129	$30,138	$31,139
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	(0.05)%	(0.09)%	(0.05)%	(0.12)%
Allowance for credit losses as a percentage of loans at end of period	2.34%	0.70%	2.34%	0.70%	0.71%
Allowance for credit losses as a percentage of nonperforming loans at end of period	324.8%	165.3%	324.8%	165.3%	117.0%

Mortgage loans held for sale
Mortgage loans held for sale were $435.5 million at June 30, 2020 compared to $262.5 million at December 31, 2019. Interest rate lock volume for the three months ended June 30, 2020 and 2019, totaled $2.24 billion and $1.82 billion, respectively, and were $4.33 billion and $3.19 billion for the six months ended June 30, 2020 and 2019, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The increase in interest rate lock volume for the three and six months ended June 30, 2020, reflects the increased volume in our retail and ConsumerDirect channels, which benefited from the lower interest rate environment when compared to the same periods in the previous year. Interest rate lock commitments in the pipeline were $1.21 billion at June 30, 2020 compared with $453.2 million at December 31, 2019.
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
Total deposits were $5.95 billion and $4.93 billion as of June 30, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits at June 30, 2020 and December 31, 2019 were $1.78 billion and $1.21 billion, respectively, while interest-bearing deposits were $4.18 billion and $3.73 billion at June 30, 2020 and December 31, 2019, respectively. The 20.6% increase in total deposits is partially attributed to the acquisition of $209.5 million in deposits acquired from Farmers National in the first quarter of 2020, continued focus on core customer deposit growth, and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank. Our deposits balances also benefited from broader market conditions during the first half of 2020, as some of our customers received proceeds from PPP loans or other relief sources. Although we recognize many of our customer deposit balances remain at elevated levels, it is difficult to determine the amount of the increase attributable to PPP proceeds as depositors' cash positions are fluid and many customers have received additional relief from other sources.
Brokered and internet time deposits at June 30, 2020 decreased $4.9 million to $15.4 million compared with $20.4 million at December 31, 2019. This decrease is a result of overall balance sheet management as we continue to replace brokered and internet time deposits with less costly funding sources.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $149.1 million and $92.6 million at June 30, 2020 and December 31, 2019, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $571.8 million at June 30, 2020 compared to $463.1 million at December 31, 2019. The increase in public deposits is mainly attributed to seasonal fluctuations, as well as the addition of new customers.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 16, "Related party transactions" in the notes to our consolidated financial statements included in this Report. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature, repricing downward in our current lower interest rate conditions.
Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$1,775,323	30%	—%	$1,208,175	25%	—%
Interest-bearing demand	1,236,094	21%	0.70%	1,014,875	21%	0.92%
Money market	1,469,020	24%	0.88%	1,306,913	26%	1.42%
Savings deposits	280,869	5%	0.10%	213,122	4%	0.15%
Customer time deposits	1,176,067	20%	1.87%	1,171,502	24%	2.09%
Brokered and internet time deposits	15,428	—%	1.90%	20,351	—%	2.27%
Total deposits	$5,952,801	100%	0.79%	$4,934,938	100%	1.10%
Customer Time Deposits
0.00-0.50%	$137,145	12%		$18,919	1%
0.51-1.00%	155,086	13%		140,682	12%
1.01-1.50%	158,057	13%		55,557	5%
1.51-2.00%	270,526	23%		338,997	29%
2.01-2.50%	194,345	17%		312,528	27%
Above 2.50%	260,908	22%		304,819	26%
Total customer time deposits	$1,176,067	100%		$1,171,502	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$—	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	7,716	50%		8,453	42%
1.51-2.00%	5,379	35%		9,368	46%
2.01-2.50%	2,183	14%		2,182	11%
Above 2.50%	150	1%		348	1%
Total brokered and internet time deposits	15,428	100%		20,351	100%
Total time deposits	$1,191,495			$1,191,853

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$205,137	$95,608	$300,745
Over Three to Six	165,866	93,634	259,500
Over Six to Twelve	213,688	152,549	366,237
Over Twelve	164,853	100,160	265,013
Total	$749,544	$441,951	$1,191,495

	As of December 31, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$126,604	$66,520	$193,124
Over Three to Six	110,617	68,031	178,648
Over Six to Twelve	295,412	147,724	443,136
Over Twelve	239,828	137,117	376,945
Total	$772,461	$419,392	$1,191,853

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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$3,024	—%	$—	—%
Mortgage-backed securities	454,606	61%	490,676	71%
Municipals, tax exempt	266,052	36%	189,235	28%
Treasury securities	22,771	3%	7,448	1%
Corporate securities	985	—%	1,022	—%
Total securities available for sale	$747,438	100%	$688,381	100%
The fair value of our available-for-sale debt securities portfolio at June 30, 2020 was $747.4 million compared to $688.4 million at December 31, 2019. During the three months ended June 30, 2020 and 2019, we purchased $30.4 million and $30.0 million, respectively in investment securities and during the six months ended June 30, 2020 and 2019, we purchased $60.0 million (excluding those acquired from Farmers National) and $54.2 million in investment securities, respectively. There were no securities sold during the three or six months ended June 30, 2020. Additionally, there were no securities sold during the three months ended June 30, 2019 and the carrying value of securities sold during the six months ended June 30, 2019 totaled $1.8 million. Maturities and calls of securities during the three months ended June 30, 2020 and 2019 totaled $44.7 and $29.4, respectively, and during the six months ended June 30, 2020 and 2019, maturities and calls of securities totaled $72.4 million and $50.2 million, respectively. As of June 30, 2020 and December 31, 2019, net unrealized gains of $29.7 million and $11.7 million, respectively, were recorded on available-for-sale debt securities.
As of June 30, 2020 and December 31, 2019, the Company had $4.3 million and $3.3 million, respectively, in equity securities recorded at fair value that primarily consisting of mutual funds. The change in the fair value of equity securities resulted in a net loss of $28 thousand and net gain of $47 thousand during the three months ended June 30, 2020 and 2019, respectively, compared to net gains of $35 thousand and $96 thousand during the six ended June 30, 2020 and 2019, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of June 30, 2020			As of December 31, 2019
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield(1)	Fair value	% of total investment securities	Weighted average yield(1)

Treasury securities
Maturing within one year	12,133	1.6%	1.48%	—	—%	—%
Maturing in one to five years	10,638	1.4%	1.65%	7,448	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	22,771	3.0%	1.56%	7,448	1.1%	1.76%
Government agency securities:
Maturing within one year	1,005	0.1%	1.39%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	2,019	0.3%	2.64%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	3,024	0.4%	2.22%	—	—%	—%
Obligations of state and municipal subdivisions:
Maturing within one year	4,335	0.6%	2.59%	1,152	0.2%	5.11%
Maturing in one to five years	22,877	3.1%	2.49%	4,228	0.6%	4.60%
Maturing in five to ten years	28,369	3.8%	3.44%	17,865	2.6%	3.96%
Maturing after ten years	210,471	28.2%	3.65%	165,990	24.1%	3.84%
Total obligations of state and municipal subdivisions	266,052	35.7%	3.50%	189,235	27.5%	3.88%
Residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	3,004	0.4%	3.12%	496	0.1%	1.83%
Maturing in five to ten years	21,789	2.9%	3.07%	24,316	3.5%	3.16%
Maturing after ten years	429,813	57.5%	2.01%	465,864	67.7%	2.36%
Total residential mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	454,606	60.8%	2.07%	490,676	71.3%	2.40%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	985	0.1%	4.13%	1,022	0.1%	4.13%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	985	0.1%	4.13%	1,022	0.1%	4.13%
Total investment securities	747,438	100.0%	2.73%	688,381	100.0%	2.94%
(1)Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of June 30, 2020
US Government agency securities	$3,003	$21	$—	$3,024
Mortgage-backed securities	439,843	14,770	(7)	454,606
Municipals, tax exempt	251,424	14,875	(247)	266,052
Treasury securities	22,485	286	—	22,771
Corporate securities	1,000	—	(15)	985
	$717,755	$29,952	$(269)	$747,438
As of December 31, 2019
US Government agency securities	$—	$—	$—	$—
Mortgage-backed securities	487,101	5,236	(1,661)	490,676
Municipals, tax exempt	181,178	8,287	(230)	189,235
Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
	$676,705	$13,567	$(1,891)	$688,381
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
Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds. Borrowings include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds and subordinated debt.
The following table sets forth our total borrowings segmented by years to maturity as of June 30, 2020:

	June 30, 2020
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
June 30, 2021	$147,732	45%	0.57%
June 30, 2022	—	—%	—%
June 30, 2023	—	—%	—%
June 30, 2024	—	—%	—%
June 30, 2025	—	—%	—%
Thereafter	180,930	55%	1.66%
Total	$328,662	100%	1.79%
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $32.7 million and $23.7 million at June 30, 2020 and December 31, 2019, respectively.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $305.0 million as of June 30, 2020 and December 31, 2019. There were no borrowings against the line at June 30, 2020 or December 31, 2019.

Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $501.7 million and qualifying commercial mortgages of $567.5 million as collateral securing a line of credit with a total borrowing capacity of $849.7 million as of June 30, 2020. As of December 31, 2019, we pledged qualifying residential mortgages of $413.0 million and qualifying commercial mortgages of $545.5 million as collateral securing a line of credit with a total borrowing capacity of $760.6 million.
Borrowings against our line totaled $250.0 million as of June 30, 2020 and December 31, 2019. The FHLB advances as of June 30, 2020 includes two long-term advances with putable features totaling $150.0 million. These two long-term advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively. However, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predetermined fixed rates of 1.24% and 1.37%, respectively. There were also no overnight cash management advances (CMAs) outstanding as of June 30, 2020 or December 31, 2019. A letter of credit with FHLB of $75.0 million was pledged to secure public funds that required collateral as of June 30, 2020 and December 31, 2019. Included in total FHLB advances is $100.0 million of 90-day fixed-rate advances. An additional line of $800.0 million has been secured with the FHLB for overnight borrowing; however, additional collateral may be needed to draw on the line. The maximum amount of FHLB borrowing outstanding at any month end was $250.0 million for the period ended June 30, 2020 and $185.0 million for the period ended June 30, 2019. The weighted average interest rate on FHLB borrowings was 1.32% and 1.51% at June 30, 2020 and December 31, 2019.
Additionally, the Bank maintains a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of June 30, 2020 and December 31, 2019, $1.49 billion and $1.41 billion of qualifying loans and $4.3 million and $5.0 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $1,055.3 million and $1,013.2 million, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of June 30, 2020 and December 31, 2019, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (3.43% and 5.10% at June 30, 2020 and December 31, 2019, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (3.56% and 5.19% at June 30, 2020 and December 31, 2019, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
Other borrowings
During the six months ended June 30, 2020, we initiated a credit line in the amount of $20.0 million (1.75% + 1 month LIBOR in effect 2 business days prior to reprice date) and borrowed $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. An additional $5.0 million remains available for the Company to draw. This line of credit has a term of one year, maturing on February 21, 2021.

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
As a result of the COVID–19 pandemic, we have taken steps to ensure adequate liquidity and access to funding sources. To date, we have not seen significant pressure on liquidity or sources of funding as a result of COVID–19 and have maintained higher than typical levels of liquidity in cash and cash equivalents to allow for flexibility.
As part of our liquidity management strategy, we also focus on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest-bearing and other low-cost deposits, while replacing higher cost funding sources including time deposits and borrowed funds. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2020 and December 31, 2019, securities with a carrying value of $475.6 million and $373.7 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. Additionally, we have FHLB line of credit to secure public funds totaling $75.0 million at June 30, 2020 and December 31, 2019.
Additional sources of liquidity include federal funds purchased, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances ("CMAs") at June 30, 2020 and December 31, 2019.  At June 30, 2020 and December 31, 2019, the balance of our outstanding additional long-term advances with the FHLB were $150.0 million. The remaining balance available with the FHLB was $524.7 million and $435.6 million at June 30, 2020 and December 31, 2019, respectively. We also maintain lines of credit with other commercial banks totaling $305.0 million as of June 30, 2020 and December 31, 2019. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines at June 30, 2020 and at December 31, 2019.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of June 30, 2020 and December 31, 2019, $188.7 million and $223.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2020, the board approved a quarterly dividend from the Bank to the holding company amounting to approximately $5.3 million that did not require approval from the TDFI. Subsequent to June 30, 2020, the board approved a dividend from the Bank to the holding company amounting to approximately $37.5 million that did not require approval from the TDFI. No cash dividends from the Bank to the Company were paid during the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2020, the Company declared and paid dividends of $0.09 per share, or $3.0 million, and $0.18 per share, or $5.8 million, respectively. During the three and six months ended June 30, 2019, the Company declared and paid dividends of $0.08 per share, or $2.6 million, and $0.16 per share, or $5.1 million, respectively. Subsequent to June 30, 2020, the Company declared a quarterly dividend in the amount of $0.09 per share, payable on September 2, 2020 to stockholders of record as of August 19, 2020, following the anticipated closing of the Franklin merger.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. No such expenses were incurred during the six months ended June 30, 2020 or 2019.
During the six months ended June 30, 2020, the Company obtained a line of credit for $20.0 million, of which $15.0 million is borrowed to fund the cash consideration paid in connection with the Farmers National acquisition.
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

The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of June 30, 2020 and December 31, 2019, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes(1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
June 30, 2020
Total capital (to risk weighted assets)
FB Financial Corporation	$735,555	13.4%	$439,137	8.0%	N/A	N/A
FirstBank	$742,321	13.5%	$439,894	8.0%	$549,867	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$666,090	12.1%	$330,293	6.0%	N/A	N/A
FirstBank	$672,856	12.3%	$328,222	6.0%	$437,630	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$666,090	9.7%	$274,676	4.0%	N/A	N/A
FirstBank	$672,856	9.7%	$277,466	4.0%	$346,833	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$636,090	11.6%	$246,759	4.5%	N/A	N/A
FirstBank	$672,856	12.3%	$246,167	4.5%	$355,574	6.5%
December 31, 2019
Total capital (to risk weighted assets)
FB Financial Corporation	$633,549	12.2%	$415,442	8.0%	N/A	N/A
FirstBank	$623,432	12.1%	$412,186	8.0%	$515,233	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$602,410	11.6%	$311,591	6.0%	N/A	N/A
FirstBank	$592,293	11.5%	$309,022	6.0%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A
FirstBank	$592,293	9.9%	$239,310	4.0%	$299,138	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$572,410	11.1%	$232,058	4.5%	N/A	N/A
FirstBank	$592,293	11.5%	$231,767	4.5%	$334,774	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
We also have outstanding junior subordinated debentures with a carrying value of $30.0 million at June 30, 2020 and December 31, 2019, which are included in our Tier 1 capital.
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
As of June 30, 2020 and December 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject. Also, as of September 30, 2019, the date of the most recent FDIC examination, the Bank was well capitalized under the regulatory framework for prompt corrective action.
Capital Expenditures
As of June 30, 2020, we had capital commitments of approximately $1.5 million to be paid over the next twelve months.

Shareholders’ equity
Our total shareholders’ equity was $805.2 million at June 30, 2020 and $762.3 million, at December 31, 2019. Book value per share was $25.08 at June 30, 2020 and $24.56 at December 31, 2019. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income partially offset by a cumulative effective adjustment of $25.0 million on January 1, 2020 for the adoption of ASU 2016-13 and to a lesser extent, declared dividends and activity related to equity-based compensation.
Off-balance sheet arrangements
In the normal course of business, we enter into various transactions, which in accordance with GAAP, are not included as part of our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, standby and commercial letters of credit, and commitments to purchase loans, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 10, "Commitments and contingencies" in the notes to the consolidated financial statements included elsewhere in this Report.
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
We monitor the impact of changes in interest rates on our net interest income and economic value of equity (“EVE”) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in affect over the life of the current balance sheet. For purposes of calculating EVE, a zero percent floor is assumed on discount factors.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income(1)
	Year 1		Year 2
	June 30,	December 31,	June 30,	December 31,
(in basis points)	2020	2019	2020	2019
+400	48.7%	8.4%	64.8%	9.7%
+300	36.4%	6.4%	48.2%	7.6%
+200	24.2%	4.4%	32.3%	5.4%
+100	12.2%	2.2%	16.2%	2.9%
-100	(12.2)%	(4.9)%	(18.6)%	(6.6)%
-200	(23.2)%	(8.5)%	(35.33)%	(11.6)%

	Percentage change in:
Change in interest rates	Economic value of equity(2)
	June 30,	December 31,
(in basis points)	2020	2019
+400	20.9%	(3.8)%
+300	16.7%	(2.4)%
+200	12.6%	(1.0)%
+100	7.5%	(0.1)%
-100	(0.7)%	(4.7)%
-200	9.0%	(14.5)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2020 and December 31, 2019 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. Beta assumptions on loans were constant during both periods while deposits were modified to better reflect historical deposit change behavior. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should mitigate some of this pressure in the near term.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Given the ongoing and dynamic nature of the pandemic and its impact on the US and local economies, it is difficult to predict the full impact of the outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to the following risks, among others, any of which could have a material, adverse effect on our business, results of operation, and financial condition:
•the likelihood that our customers will become delinquent on their loans or other obligations to us, which, in turn, would result in a higher level of non-performing loans and net charge-offs.
•there may continue to be a decrease in the demand for some of our products and services, which will make it difficult to grow assets and income;
•if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•if borrowers experience financial difficulties beyond forbearance periods, we must increase our allowance for loan losses, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•as the result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline more than the cost of our interest-bearing liabilities, which would reduce our net interest margin and net income;
•a material decrease in net income could result in a decrease in the amount or a cancellation of our quarterly cash dividend;
•we rely on third party vendors for critical services and the unavailability one or more of these services due to the pandemic could have an adverse effect on our operations;
•federal, state, or local governments create inconsistent, conflicting, contradictory, or moot, policies that disrupt financial markets or our business strategies;
•as a result of the government’s response to the COVID-19 pandemic, the national, regional and/or local economies may experience a recession, unusual inflation, or other atypical economical event;
•our employees, officers, or directors may become infected with or otherwise incapacitated because of COVID-19;
•beginning in March 2020, most of our nonessential employees began working remotely from home, and this unprecedented increase in our remote workforce poses an enhanced risk to operations, including potential impacts on financial controls and/or a loss of employee engagement and productivity, which could impact financial results and the operations of the Bank;
•the increase in the number of employees working remotely throughout the economy also subjects us, our customers, and our vendors to additional cybersecurity risk as cybercriminals attempt to exploit vulnerabilities, compromise business emails, and generate phishing attacks during this time; and

•our participation in the Paycheck Protection Program and/or other government stimulus lending programs may create a risk to the bank if we implement these stimulus programs incorrectly or untimely, which could harm our customers or our reputation.
You should also review our Risk Factors discussion in Item 1A of our 2019 Form 10-K for information regarding other factors that have and are likely to continue to affect our business and financial performance as a result of the pandemic.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2020:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2020	—	—	—	$25,000,000
May 1 - May 31, 2020	—	—	—	25,000,000
June 1 - June 30, 2020	—	—	—	25,000,000
Total	—	—	—	25,000,000
The Company's stock repurchase plan, which was first approved by its board of directors and announced on October 22, 2018, was amended on March 22, 2019 to provide that the Company may purchase up to $25 million in shares of its common stock during the year ending December 31, 2019, and up to another $25 million in shares during the year ending December 31, 2020. To date, the Company has not repurchased any shares of common stock under the plan.

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

3.2	Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
4.1	Registration Rights Agreement (incorporated by reference as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2016)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
August 7, 2020	Michael M. Mettee Interim Chief Financial Officer

/s/ Lisa M. Smiley
August 7, 2020	Lisa M. Smiley Principal Accounting Officer