Form 10-Q
period 2020-09-30
FB Financial Corp
filed 2020-11-06
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of October 31, 2020 was 47,198,737.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	September 30,	December 31,
	2020 (Unaudited)	2019
ASSETS
Cash and due from banks	$69,798	$48,806
Federal funds sold	118,588	131,119
Interest-bearing deposits in financial institutions	874,005	52,756
Cash and cash equivalents	1,062,391	232,681
Investments:
Available-for-sale debt securities, at fair value	1,160,521	688,381
Equity securities, at fair value	4,389	3,295
Federal Home Loan Bank stock, at cost	31,232	15,976
Loans held for sale, at fair value	851,951	262,518
Loans	7,213,538	4,409,642
Less: allowance for credit losses	183,973	31,139
Net loans	7,029,565	4,378,503
Premises and equipment, net	136,774	90,131
Other real estate owned, net	12,748	18,939
Operating lease right-of-use assets	52,410	32,539
Interest receivable	47,120	17,083
Mortgage servicing rights, at fair value	71,535	75,521
Goodwill	236,086	169,051
Core deposit and other intangibles, net	23,924	17,589
Other assets	289,792	122,714
Total assets	$11,010,438	$6,124,921
LIABILITIES
Deposits
Noninterest-bearing	$2,287,911	$1,208,175
Interest-bearing checking	2,005,536	1,014,875
Money market and savings	3,236,670	1,520,035
Customer time deposits	1,471,556	1,171,502
Brokered and internet time deposits	92,074	20,351
Total deposits	9,093,747	4,934,938
Borrowings	438,838	304,675
Operating lease liabilities	56,705	35,525
Accrued expenses and other liabilities	176,057	87,454
Total liabilities	9,765,347	5,362,592
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 47,191,677 and 31,034,315 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	47,192	31,034
Additional paid-in capital	896,158	425,633
Retained earnings	276,361	293,524
Accumulated other comprehensive income, net	25,287	12,138
Total common shareholders' equity	1,244,998	762,329
Noncontrolling interests	93	—
Total shareholders' equity	1,245,091	762,329
Total liabilities and shareholders' equity	$11,010,438	$6,124,921
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$76,504	$67,639	$201,350	$194,363
Interest on securities
Taxable	2,286	3,137	7,961	10,254
Tax-exempt	1,933	1,174	4,956	3,478
Other	404	1,292	2,141	2,799
Total interest income	81,127	73,242	216,408	210,894

Interest expense:
Deposits	10,573	13,522	32,050	38,865
Borrowings	1,726	1,415	3,944	3,685
Total interest expense	12,299	14,937	35,994	42,550
Net interest income	68,828	58,305	180,414	168,344
Provision for credit losses	45,834	1,831	97,837	4,103
Provision for credit losses on unfunded commitments	9,567	—	13,050	—
Net interest income after provisions for credit losses	13,427	56,474	69,527	164,241

Noninterest income:
Mortgage banking income	84,686	29,193	189,599	74,740
Service charges on deposit accounts	2,162	2,416	6,583	6,822
ATM and interchange fees	3,913	3,188	10,653	8,846
Investment services and trust income	1,828	1,336	4,893	3,918
Gain (loss) from securities, net	583	(20)	618	75
(Loss) gain on sales or write-downs of other real estate owned	(1,505)	(126)	(1,368)	112
Gain (loss) from other assets	226	44	(156)	52
Other income	5,133	2,114	10,395	5,598
Total noninterest income	97,026	38,145	221,217	100,163

Noninterest expenses:
Salaries, commissions and employee benefits	67,676	40,880	166,556	112,495
Occupancy and equipment expense	4,892	4,058	13,166	12,107
Legal and professional fees	1,917	1,993	5,427	5,412
Data processing	2,994	2,816	8,229	7,843
Merger costs	20,730	295	25,366	4,699
Amortization of core deposit and other intangibles	1,417	1,197	3,825	3,180
Advertising	2,256	1,895	7,236	7,066
Other expense	16,210	9,801	37,425	29,353
Total noninterest expense	118,092	62,935	267,230	182,155

(Loss) income before income taxes	(7,639)	31,684	23,514	82,249
Income tax (benefit) expense	(2,040)	7,718	5,495	20,007
Net (loss) income	(5,599)	23,966	18,019	62,242
Net income applicable to noncontrolling interests	—	—	—	—
Net (loss) income applicable to FB Financial Corporation	$(5,599)	$23,966	$18,019	$62,242

(Loss) earnings per common share
Basic	$(0.14)	$0.77	$0.52	$2.01
Diluted	(0.14)	0.76	0.52	1.97
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(5,599)	$23,966	$18,019	$62,242
Other comprehensive income, net of tax:
Net change in unrealized gain in available-for-sale securities, net of taxes of $521, $1,296, $5,225, and $6,430	1,788	3,762	15,091	18,265
Reclassification adjustment for (gain) loss on sale of securities included in net income, net of taxes of $(137), $20, $(137), and $20	(387)	55	(387)	56
Net change in unrealized gain (loss) in hedging activities, net of taxes of $40, $(90), $(403), and $(407)	112	(256)	(1,145)	(1,151)
Reclassification adjustment for gain on hedging activities, net of taxes of $(41), $(46), $(145), and $(121)	(115)	(130)	(410)	(343)
Total other comprehensive income, net of tax	1,398	3,431	13,149	16,827
Comprehensive (loss) income	(4,201)	27,397	31,168	79,069
Comprehensive (loss) income applicable to noncontrolling interests	—	—	—	—
Comprehensive (loss) income applicable to FB Financial Corporation	$(4,201)	$27,397	$31,168	$79,069
 See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at June 30, 2020	$32,101	$462,930	$286,296	$23,889	$805,216	$—	$805,216
Net (loss) income	—	—	(5,599)	—	(5,599)	—	(5,599)
Other comprehensive income, net of taxes	—	—	—	1,398	1,398	—	1,398
Common stock issued in connection with acquisition of Franklin Financial Network, Inc., net of registration costs (See Note 2)	15,058	429,815	—	—	444,873	93	444,966
Stock based compensation expense	6	3,014	—	—	3,020	—	3,020
Restricted stock units vested and distributed, net of shares withheld	9	(115)	—	—	(106)	—	(106)
Shares issued under employee stock purchase program	18	514	—	—	532	—	532
Dividends declared ($0.09 per share)	—	—	(4,336)	—	(4,336)	—	(4,336)
Balance at September 30, 2020	$47,192	$896,158	$276,361	$25,287	$1,244,998	$93	$1,245,091

Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329	$—	$762,329
Cumulative effect of change in accounting principle (See Note 1)	—	—	(25,018)	—	(25,018)	—	(25,018)
Balance at January 1, 2020	31,034	425,633	268,506	12,138	737,311	—	737,311
Net income	—	—	18,019	—	18,019	—	18,019
Other comprehensive income, net of taxes	—	—	—	13,149	13,149	—	13,149
Common stock issued in connection with acquisition of FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847	—	34,847
Common stock issued in connection with acquisition of Franklin Financial Network, Inc., net of registration costs (See Note 2)	15,058	429,815	—	—	444,873	93	444,966
Stock based compensation expense	17	7,236	—	—	7,253	—	7,253
Restricted stock units vested and distributed, net of shares withheld	98	(1,366)	—	—	(1,268)	—	(1,268)
Shares issued under employee stock purchase program	30	948	—	—	978	—	978
Dividends declared ($0.27 per share)	—	—	(10,164)	—	(10,164)	—	(10,164)
Balance at September 30, 2020	$47,192	$896,158	$276,361	$25,287	$1,244,998	$93	$1,245,091

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at June 30, 2019	$30,866	$425,644	$253,080	$9,169	$718,759	$—	$718,759
Net income	—	—	23,966	—	23,966	—	23,966
Other comprehensive income, net of taxes	—	—	—	3,431	3,431	—	3,431
Stock based compensation expense	3	1,833	—	—	1,836	—	1,836
Restricted stock units vested and distributed, net of shares withheld	47	(1,089)	—	—	(1,042)	—	(1,042)
Shares issued under employee stock purchase program	12	428	—	—	440	—	440
Dividends declared ($0.08 per share)	—	—	(2,555)	—	(2,555)	—	(2,555)
Balance at September 30, 2019	$30,928	$426,816	$274,491	$12,600	$744,835	$—	$744,835

Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857	$—	$671,857
Cumulative effect of change in accounting principle	—	—	(1,309)	—	(1,309)	—	(1,309)
Balance at January 1, 2019	30,725	424,146	219,904	(4,227)	670,548	—	670,548
Net income	—	—	62,242	—	62,242	—	62,242
Other comprehensive income, net of taxes	—	—	—	16,827	16,827	—	16,827
Stock based compensation expense	9	5,612	—	—	5,621	—	5,621
Restricted stock units vested and distributed, net of shares withheld	171	(3,723)	—	—	(3,552)	—	(3,552)
Shares issued under employee stock purchase program	23	781	—	—	804	—	804
Dividends declared ($0.24 per share)	—	—	(7,655)	—	(7,655)	—	(7,655)
Balance at September 30, 2019	$30,928	$426,816	$274,491	$12,600	$744,835	$—	$744,835
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$18,019	$62,242
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,924	3,830
Amortization of core deposit and other intangibles	3,825	3,180
Capitalization of mortgage servicing rights	(33,415)	(30,319)
Net change in fair value of mortgage servicing rights	42,251	23,832
Stock-based compensation expense	7,253	5,621
Provision for credit losses	97,837	4,103
Provision for credit losses on unfunded commitments	13,050	—
Provision for mortgage loan repurchases	2,128	255
Accretion of yield on purchased loans	(3,080)	(6,030)
Accretion of discounts and amortization of premiums on securities, net	4,431	2,113
Gain from securities, net	(618)	(75)
Originations of loans held for sale	(4,739,497)	(3,477,658)
Repurchases of loans held for sale	—	(9,919)
Proceeds from sale of loans held for sale	4,690,135	3,527,632
Gain on sale and change in fair value of loans held for sale	(202,336)	(72,749)
Net loss (gain) or write-downs of other real estate owned	1,368	(112)
Loss (gain) on other assets	156	(52)
Relief of goodwill	—	100
Provision for deferred income taxes	(31,543)	(5,900)
Changes in:
Operating leases	1,309	—
Other assets and interest receivable	(77,566)	(50,509)
Accrued expenses and other liabilities	59,325	4,243
Net cash used in operating activities	(142,044)	(16,172)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	28,257	24,498
Maturities, prepayments and calls	140,246	78,861
Purchases	(214,285)	(92,059)
Net change in loans	(133,893)	(295,791)
Purchases of FHLB stock	(515)	(2,544)
Proceeds from sale of mortgage servicing rights	—	29,160
Purchases of premises and equipment	(2,652)	(4,052)
Proceeds from the sale of premises and equipment	—	1,275
Proceeds from the sale of other real estate owned	5,561	2,718
Net cash paid in business combinations (See Note 2)	248,439	171,032
Net cash provided by (used in) investing activities	71,158	(86,902)
Cash flows from financing activities:
Net increase in demand deposits	1,043,928	231,763
Net decrease in time deposits	(201,659)	(70,594)
Net increase in securities sold under agreements to repurchase	5,532	1,546
Net (decrease) increase in FHLB advances	(50,000)	68,235
Issuance of subordinated debt	100,000	—
Payments for issuance costs associated with subordinated debt	(1,890)	—
Proceeds from other borrowings	15,000	—
Share based compensation withholding payments	(1,268)	(3,552)
Net proceeds from sale of common stock under employee stock purchase program	978	804
Dividends paid	(10,025)	(7,487)
Net cash provided by financing activities	900,596	220,715
Net change in cash and cash equivalents	829,710	117,641
Cash and cash equivalents at beginning of the period	232,681	125,356
Cash and cash equivalents at end of the period	$1,062,391	$242,997
Supplemental cash flow information:
Interest paid	$36,498	$41,463
Taxes paid	16,449	21,377
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,579	$3,565
Transfers from other real estate owned to premises and equipment	841	—
Transfers from premises and equipment to other real estate owned	—	2,640
Loans provided for sales of other real estate owned	—	166
Transfers from loans to loans held for sale	9,304	5,460
Transfers from loans held for sale to loans	(49,508)	11,476
Stock consideration paid in business combination	480,867	—
Trade date payable - securities	1,214	3,671
Trade date receivable - securities	—	—
Dividends declared not paid on restricted stock units	139	168
Decrease to retained earnings for adoption of new accounting standards (See Note 1)	25,018	1,309
Right-of-use assets obtained in exchange for operating lease liabilities	806	39,011
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"). As of September 30, 2020, the Bank had 87 full-service branches throughout Tennessee, north Alabama, southern Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
Coronavirus Disease 2019 ("COVID-19") and related relief programs
The COVID-19 health pandemic that appeared in the United States in the first quarter of 2020 has created a health and economic crisis that has resulted in volatility in financial markets, disruption in consumer and commercial behavior and sudden, unprecedented job losses and action taken by governments in the United States and globally. The duration and potential financial impact of COVID-19 is currently unknown, however if these conditions are sustained without additional mitigating factors such as additional or extended government assistance programs, legislation or stimulus measures, it may impact borrowers' ability to repay loans, which could cause material adverse effect on the Company's business operations and lead to valuation impairments on the Company's intangible assets, loans, investments, mortgage servicing rights, and derivative instruments.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, enacted on March 27, 2020, by the US Government to counteract the sudden economic hardship caused by the COVID-19 health pandemic included the creation of the Paycheck Protection Program (“PPP”). The PPP, a nearly $670 billion program, as amended, was designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks, for which the Company participated as a lender. These loans were intended to provide for payroll and other operating costs, helping recipient businesses remain viable and retain employees. Additionally, Section 4013 of the CARES Act further stipulated that a qualified loan modification was exempt by law from classification as a troubled debt restructuring (“TDR”), from the period beginning March 1, 2020 until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic is terminated. In accordance with this guidance, the Company introduced a payment deferral program for borrowers who are current and otherwise not past due. See Note 4, “Loans and allowance for credit losses” for additional information.
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events other

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
than described below that occurred after September 30, 2020, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
Subsequent to September 30, 2020, the Company elected to not renew $100,000 in outstanding FHLB 90 day fixed rate advances, included in 'Borrowings' on the consolidated balance sheets at September 30, 2020 and December 31, 2019. In addition to the $100,000 repayment, the Company also reclassified the remaining unamortized gain from the legacy cash flow hedge associated with this borrowing from accumulated other comprehensive income to earnings, totaling approximately $545, net of taxes.
Earnings per share
Basic earnings per common share ("EPS") excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Diluted EPS is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, plus an incremental number of common-equivalent shares computed using the treasury stock method.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per common share calculation:
Net (loss) income applicable to FB Financial Corporation	$(5,599)	$23,966	$18,019	$62,242
Dividends paid on and undistributed earnings allocated to participating securities	—	(128)	—	(333)
(Loss) earnings available to common shareholders	$(5,599)	$23,838	$18,019	$61,909
Weighted average basic shares outstanding	40,154,841	30,899,583	34,404,064	30,849,035
Basic (loss) earnings per common share	$(0.14)	$0.77	$0.52	$2.01
Diluted earnings per common share:
(Loss) earnings available to common shareholders	$(5,599)	$23,838	$18,019	$61,909
Weighted average basic shares outstanding	40,154,841	30,899,583	34,404,064	30,849,035
Weighted average diluted shares contingently issuable(1)	482,904	525,990	436,228	529,751
Weighted average diluted shares outstanding	40,637,745	31,425,573	34,840,292	31,378,786
Diluted (loss) earnings per common share(2)	$(0.14)	$0.76	$0.52	$1.97
(1)Excludes 332,347 and 536,908 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2020, respectively.
(2)Diluted EPS is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
Recently adopted accounting policies:
The Company modified or adopted the following accounting policies during the nine months ended September 30, 2020, primarily as a result of the implementation of FASB Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("CECL"):
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
The Company did not record any provision for credit losses for its available-for-sale debt securities during the three and nine months ended September 30, 2020, as the majority of the investment portfolio is government guaranteed and declines in fair value below amortized cost were determined to be non-credit related.
Loans:
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at amortized cost, which is the principal amount outstanding less any purchase accounting discount net of any accretion recognized to date. Interest on loans is recognized as income by using the simple interest method on daily balances of the principal amount outstanding plus any accretion of purchase accounting discounts. Accrued interest receivable is separated from other components of amortized cost and presented separately on the consolidated balance sheets.
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
The allowance for credit losses is the Company’s best estimate. Actual losses may differ from the September 30, 2020 allowance for credit loss as the CECL estimate is sensitive to economic forecasts and management judgment. There have been no changes to portfolio segments as described in the accounting policies within the Company's Annual Report on Form 10-K.
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
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 and its subsequent amendments issued by the FASB requires the measurement of all current expected credit losses for financial assets (including off-balance sheet credit exposures) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the update requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The new methodology requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including certain loans obtained as a result of any acquisition. For available-for-sale debt securities that have experienced a deterioration in credit, Topic 326 requires an allowance for credit losses to be recognized, instead of a direct write-down, which was previously required under the other-than-temporary impairment ("OTTI") model. Topic 326 eliminates the concept of “other-than-temporary” impairment and instead focuses on determining whether any impairment is a result of a credit loss or other factors. As a result, the standard says the Company may not use the length of time a debt security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as the Company was previously allowed under the OTTI model.
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
Note (2)—Mergers and acquisitions:
The following mergers and acquisitions were accounted for pursuant to FASB ASC 805. Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was recorded as goodwill.
Franklin Financial Network, Inc. merger
Effective August 15, 2020, the Company completed its previously announced merger with Franklin Financial Network, Inc ("Franklin"), and its wholly owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. The merger added 15 branches and expanded the Company's footprint in middle Tennessee and the Nashville metropolitan statistical area, with 6 branches to be closed and consolidated. Under the terms of the agreement, the Company acquired total assets of $3,624,830, loans of $2,794,569 and assumed total deposits of $3,107,005. Total loans acquired includes a non-stratgegic institutional portfolio with a fair value of $318,365 the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31,330 in cash consideration. Also included in the purchase price, the Company issued replacement restricted stock units for awards initially granted by Franklin during 2020 that did not vest upon change in control, with a total fair value of $674 attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477,830 in aggregate consideration.
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As such, goodwill recorded in connection with the Franklin transaction is not final. Preliminary goodwill of $60,645 recorded in connection with the transaction resulted from the ongoing business contribution, reputation, operating model and expertise of Franklin. The goodwill is not deductible for income tax purposes. Goodwill is preliminarily included in the Banking segment as substantially all of the operations resulting from the acquisition of Franklin are in alignment with the Company's core banking business.
The Company incurred $20,489 and $22,896 in merger expenses during the three and nine months ended September 30, 2020, respectively, in connection with this transaction. These expenses are primarily comprised of professional services, employee-related costs, costs associated with branch consolidation, and integration costs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Purchase Price:
Equity consideration
Franklin shares outstanding(1)	15,588,337
Franklin options converted to net shares	62,906
	15,651,243
Exchange ratio to FB Financial shares	0.965
FB Financial shares to be issued as merger consideration(2)	15,102,492
Issuance price as of August 15, 2020	$29.52
Value of FB Financial stock to be issued as merger consideration	$445,826
Less: tax withholding on vested restricted stock awards, units and options(3)	(1,308)
Value of FB Financial stock issued	$444,518
FB Financial shares issued	15,058,181

Franklin restricted stock units that do not vest on change in control	114,915
Replacement awards issued to Franklin employees	118,776
Fair value of replacement awards	$3,506
Fair value of replacement awards attributable to pre-combination service	$674

Cash consideration
Total Franklin shares and net shares outstanding	15,651,243
Cash consideration per share	$2.00
Total cash to be paid to Franklin(4)	$31,330
Total purchase price		$477,830
Preliminary fair value of net assets acquired		417,185
Preliminary goodwill resulting from merger		$60,645
(1)Franklin shares outstanding includes restricted stock awards and restricted stock units that vested upon change in control.
(2)Only factors in whole share issuance. Cash was paid in lieu of fractional shares.
(3)Represents the equivalent value of approximately 44,311 shares of FB Financial Corporation stock on August 15, 2020.
(4)Includes $28 of cash paid in lieu of fractional shares.
FNB Financial Corp. merger
Effective February 14, 2020, the Company completed its previously announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The transaction added four branches and expanded the Company's footprint into Kentucky. Under the terms of the agreement, the Company acquired total assets of $258,218, loans of $182,171 and assumed total deposits of $209,535. Farmers National shareholders received 954,797 shares of the Company's common stock as consideration in connection with the merger, in addition to $15,001 in cash consideration. Based on the closing price of the Company's common stock on the New York Stock Exchange of $36.70 on February 14, 2020, the merger consideration represented approximately $50,042 in aggregate consideration.
The Company is finalizing the fair value of acquired assets and liabilities assumed and as such, purchase accounting is not yet complete. Goodwill of $6,390 recorded in connection with the transaction resulted from the ongoing business contribution of Farmers National and anticipated synergies arising from the combination of certain operational areas of the Company. Goodwill resulting from this transaction is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the acquisition of Farmers National are in alignment with the Company's core banking business.
The Company incurred $196 and $2,293 in merger expenses during the three and nine months ended September 30, 2020, respectively, in connection with this transaction. These expenses are primarily comprised of professional services, employee-related costs, and integration costs. The following table presents the total purchase price, fair value of net assets acquired, and the goodwill as of the acquisition date.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Consideration:
Net shares issued	954,797
Purchase price per share on February 14, 2020	$36.70
Value of stock consideration		$35,041
Cash consideration paid		15,001
Total purchase price		$50,042
Preliminary fair value of net assets acquired		43,652
Preliminary goodwill resulting from merger		$6,390
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
Net assets acquired
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the respective acquisition dates:

	As of August 15, 2020	As of February 14, 2020
	Franklin Financial Network, Inc.	FNB Financial Corp.
ASSETS
Cash and cash equivalents	$283,996	$10,774
Investments	373,459	50,594
Mortgage loans held for sale, at fair value	39,525	—
Commercial loans held for sale, at fair value	318,365	—
Loans held for investment, net of fair value adjustments	2,436,679	182,171
Allowance for credit losses on PCD loans	(24,831)	(669)
Premises and equipment	39,691	8,049
Operating lease right-of-use assets	24,330	14
Mortgage servicing rights	4,850	—
Core deposit intangible	7,670	2,490
Other assets	121,096	4,795
Total assets	$3,624,830	$258,218
LIABILITIES
Deposits:
Noninterest-bearing	$505,401	$63,531
Interest-bearing	1,783,379	26,451
Money market and savings	327,340	37,002
Customer time deposits	383,433	82,551
Brokered and internet time deposits	107,452	—
Total deposits	3,107,005	209,535
Borrowings	62,435	3,192
Operating lease liabilities	24,330	14
Accrued expenses and other liabilities	13,782	1,825
Total liabilities assumed	3,207,552	214,566
Noncontrolling interests acquired	93	—
Net assets acquired	$417,185	$43,652
Purchased credit-deteriorated loans
Under CECL, the Company is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition and measurement. The Company

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price (i.e. the "gross up" approach). There is no provision for credit loss recognized upon acquisition of a PCD loan because the initial allowance is established through gross-up of the loans' amortized cost.
The Company determined that 28.2% of the Franklin loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the acquisition date. This included deterioration in credit metrics, such as delinquency, nonaccrual status or risk ratings as well as certain loans within designated industries of concern that have been negatively impacted by COVID-19. Additionally, it was determined that 10.1% of the Farmers National loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the February acquisition date. These were primarily delinquent loans as of February 14, 2020, or loans that Farmers National had classified as nonaccrual or TDR prior to the Company's acquisition.

	As of August 15, 2020	As of February 14, 2020
	Franklin Financial Network, Inc.	FNB Financial Corp.
Purchased credit-deteriorated loans
Principal balance	$703,143	$18,964
Allowance for credit losses at acquisition	(24,831)	(669)
Net premium attributable to other factors	8,530	63
Loans purchased credit-deteriorated fair value	$686,842	$18,358
Loans recognized through the acquisition of Franklin and Farmers National that have not experienced more-than-insignificant credit deterioration since origination are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $52,822 and $2,885 as of August 15, 2020 and February 14, 2020, respectively, in the income statement related to estimated credit losses on non-PCD loans from Franklin and Farmers National, respectively.
Pro forma financial information
The results of operations of the acquisitions have been included in the Company's consolidated financial statements prospectively beginning on the date of each acquisition. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible.The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2020 and 2019, respectively, as though the Franklin merger and Farmers National acquisition had been completed as of January 1, 2019, and the Atlantic Capital acquisition had been completed as of January 1, 2018. The unaudited estimated pro forma information combines the historical results of the mergers with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the merger and acquisitions taken place on January 1, 2019 and January 1, 2018, and does not include the effect of cost-saving or revenue-enhancing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income	$83,641	$90,195	$252,849	$260,353
Total revenues	71,214	126,918	272,375	343,425
Net income	(12,428)	36,723	19,526	83,072

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (3)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$2,000	$—	$(6)	$—	$1,994
Mortgage-backed securities - residential	723,333	15,093	(320)	—	738,106
Mortgage-backed securities - commercial	20,478	1,376	—	—	21,854
Municipals, tax exempt	359,761	15,813	(694)	—	374,880
Treasury securities	21,482	218	—	—	21,700
Corporate securities	1,999	3	(15)	—	1,987
Total	$1,129,053	$32,503	$(1,035)	$—	$1,160,521

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
Mortgage-backed securities - residential	$474,144	$4,829	$(1,661)	$477,312
Mortgage-backed securities - commercial	12,957	407	—	13,364
Municipals, tax exempt	181,178	8,287	(230)	189,235
Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
Total	$676,705	$13,567	$(1,891)	$688,381
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, total accrued interest receivable on debt securities was $4,753 and $2,843, respectively.
As of September 30, 2020 and December 31, 2019, the Company had $4,389 and $3,295 in marketable equity securities recorded at fair value, respectively.
Securities pledged at September 30, 2020 and December 31, 2019 had carrying amounts of $607,304 and $373,674, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At September 30, 2020 and December 31, 2019, there were $1,214 and $0, respectively, in trade date payables that related to purchases settled after period end.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2020 and December 31, 2019 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	September 30,		December 31,
	2020		2019
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$18,861	$19,009	$1,148	$1,152
Due in one to five years	29,353	29,811	11,553	11,676
Due in five to ten years	30,513	31,676	18,287	18,887
Due in over ten years	306,515	320,065	158,616	165,990
	385,242	400,561	189,604	197,705
Mortgage-backed securities - residential	723,333	738,106	474,144	477,312
Mortgage-backed securities - commercial	20,478	21,854	12,957	13,364
Total debt securities	$1,129,053	$1,160,521	$676,705	$688,381
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$28,257	$22,740	$28,257	$24,498
Proceeds from maturities, prepayments and calls	67,886	28,694	140,246	78,861
Gross realized gains	563	1	563	7
Gross realized losses	39	76	39	83
Additionally, net gains on the change in fair value of equity securities of $59 and $94 were recognized in the three and nine months ended September 30, 2020, respectively and $55 and $151 were recognized in the three and nine months ended September 30, 2019, respectively.
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$1,994	$(6)	$—	$—	$1,994	$(6)
Mortgage-backed securities - residential	107,236	(320)	—	—	107,236	(320)
Municipals, tax exempt	56,923	(694)	—	—	56,923	(694)
Corporate securities	985	(15)	—	—	985	(15)
Total	$167,138	$(1,035)	$—	$—	$167,138	$(1,035)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$47,641	$(164)	$175,730	$(1,497)	$223,371	$(1,661)
Municipals, tax exempt	15,433	(230)	—	—	15,433	(230)
Total	$63,074	$(394)	$175,730	$(1,497)	$238,804	$(1,891)
As of September 30, 2020 and December 31, 2019, the Company’s securities portfolio consisted of 553 and 365 securities, 33 and 58 of which were in an unrealized loss position, respectively.
As of September 30, 2020, Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity, was highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded during the three and nine months ended September 30, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Prior to the adoption of ASC 326, the Company evaluated available-for-sale debt securities with unrealized losses for OTTI and recorded no OTTI for the three and nine months ended September 30, 2019.
Note (4)—Loans and allowance for credit losses:
Loans outstanding at September 30, 2020 and December 31, 2019, by class of financing receivable are as follows:

	September 30,	December 31,
	2020	2019
Commercial and industrial (1)	$1,417,671	$1,034,036
Construction	1,190,878	551,101
Residential real estate:
1-to-4 family mortgage	1,140,611	710,454
Residential line of credit	420,318	221,530
Multi-family mortgage	165,937	69,429
Commercial real estate:
Owner occupied	924,987	630,270
Non-owner occupied	1,644,400	920,744
Consumer and other	308,736	272,078
Gross loans	7,213,538	4,409,642
Less: Allowance for credit losses	(183,973)	(31,139)
Net loans	$7,029,565	$4,378,503
(1)Includes $310,719 of loans originated as part of the PPP at September 30, 2020, established by the CARES Act, in response to the COVID-19 pandemic. The PPP is administered by the SBA; loans originated as part of the PPP may be forgiven by the SBA under a set of defined rules. An allowance for credit losses of $49 at September 30, 2020, has been calculated for these loans. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
As of September 30, 2020 and December 31, 2019, $1,083,393 and $412,966, respectively, of qualifying residential mortgage loans (including loans held for sale) and $996,582 and $545,540, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of September 30, 2020 and December 31, 2019, $1,378,968 and $1,407,662, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable as the Company elected to present accrued interest receivable separately on the balance sheet. As of September 30, 2020, total accrued interest receivable on loans was $41,797.
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
The Company’s acquisitions and changes in reasonable and supportable forecasts of macroeconomic variables, primarily due to the impact of the COVID-19 pandemic, resulted in projected credit deterioration requiring the Company to recognize significant increases in the provision for credit losses during the nine months ended September 30, 2020. Specifically, the Company performed additional qualitative evaluations by class of financing receivable in line with the Company's established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic.
Loans acquired during the period from Franklin increased the allowance for credit losses by $77,653 as of the August 15, 2020 acquisition date and Farmers National increased the allowance for credit losses by $4,494 as of the February 14, 2020 acquisition date. Outside of the impact of Franklin on the provision for credit losses, the remaining loan portfolio benefited from improved economic forecasts, seen for the first time in 2020, reflective of the resumption of more normalized commercial activity within our markets. As such, excluding the increase recorded upon the acquisition of Franklin, we reduced the allowance for credit losses by $7,336 during the three months ended September 30, 2020 based on these improved economic forecasts. See Note 2, "Mergers and acquisitions" for additional details related to PCD loans acquired on February 14, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following provides the changes in the allowance for credit losses by class of financing receivable for the three and nine months ended September 30, 2020 and 2019:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2020
Beginning balance - June 30, 2020	$8,878	$35,599	$12,463	$6,811	$4,499	$7,420	$30,444	$7,015	$113,129
Provision for credit losses	(1,520)	22,383	4,194	4,053	1,908	(1,276)	12,364	3,728	45,834
Recoveries of loans previously charged-off	757	51	116	22	—	51	—	175	1,172
Loans charged off	(249)	—	(8)	—	—	(95)	(166)	(475)	(993)
Initial allowance on loans purchased with deteriorated credit quality	743	5,596	1,533	569	784	605	14,998	3	24,831
Ending balance - September 30, 2020	$8,609	$63,629	$18,298	$11,455	$7,191	$6,705	$57,640	$10,446	$183,973
Nine Months Ended September 30, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for credit losses	(2,354)	45,962	5,412	6,633	5,523	132	31,282	5,247	97,837
Recoveries of loans previously charged-off	1,652	202	166	61	—	68	—	471	2,620
Loans charged off	(1,630)	(18)	(373)	(21)	—	(304)	(711)	(1,512)	(4,569)
Initial allowance on loans purchased with deteriorated credit quality	754	5,606	1,640	572	784	659	15,442	43	25,500
Ending balance - September 30, 2020	$8,609	$63,629	$18,298	$11,455	$7,191	$6,705	$57,640	$10,446	$183,973

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2019
Beginning balance - June 30, 2019	$4,923	$9,655	$3,288	$755	$617	$3,512	$4,478	$2,910	$30,138
Provision for loan losses	234	186	18	67	(43)	194	461	714	1,831
Recoveries of loans previously charged-off	16	1	25	75	—	3	—	92	212
Loans charged off	(3)	—	—	(170)	—	—	(12)	(532)	(717)
Ending balance - September 30, 2019	$5,170	$9,842	$3,331	$727	$574	$3,709	$4,927	$3,184	$31,464
Nine Months Ended September 30, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	17	105	(77)	100	8	482	790	2,678	4,103
Recoveries of loans previously charged-off	66	8	62	121	—	95	—	435	787
Loans charged off	(261)	—	(82)	(305)	—	—	(12)	(1,698)	(2,358)
Ending balance - September 30, 2019	$5,170	$9,842	$3,331	$727	$574	$3,709	$4,927	$3,184	$31,464

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
The following table presents the credit quality of our loan portfolio by year of origination as of September 30, 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the table below.

September 30, 2020
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$399,906	$186,100	$69,916	$53,213	$33,976	$45,860	$511,111	$1,300,082
Watch	3,236	3,034	6,283	3,652	11,293	6,245	36,083	69,826
Substandard	6	3,160	17,022	6,552	686	6,869	13,269	47,564
Doubtful	35	—	—	—	—	—	164	199
Total	403,183	192,294	93,221	63,417	45,955	58,974	560,627	1,417,671

Construction
Pass	311,117	448,019	110,473	49,845	41,750	75,570	115,894	1,152,668
Watch	1,282	1,231	9,435	13,822	1,305	3,585	—	30,660
Substandard	—	972	642	132	880	4,919	—	7,545
Doubtful	—	—	—	—	—	5	—	5
Total	312,399	450,222	120,550	63,799	43,935	84,079	115,894	1,190,878

Residential real estate:
1-to-4 family mortgage
Pass	232,248	203,167	188,471	170,725	119,327	168,732	—	1,082,670
Watch	1,257	786	3,318	12,580	4,155	14,506	—	36,602
Substandard	532	1,452	3,274	4,128	2,039	9,120	—	20,545
Doubtful	—	34	—	—	270	490	—	794
Total	234,037	205,439	195,063	187,433	125,791	192,848	—	1,140,611

Residential line of credit
Pass	254	—	87	—	208	3,577	405,767	409,893
Watch	—	—	—	—	—	—	5,205	5,205
Substandard	109	1	—	3	—	—	4,848	4,961
Doubtful	—	—	—	—	—	—	259	259
Total	363	1	87	3	208	3,577	416,079	420,318

Multi-family mortgage
Pass	23,747	15,055	12,629	54,660	11,718	36,812	11,259	165,880
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	57.00	—	57
Doubtful	—	—	—	—	—	—	—	—
Total	23,747	15,055	12,629	54,660	11,718	36,869	11,259	165,937

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	99,827	181,214	106,212	97,689	81,383	221,365	49,382	837,072
Watch	3,596	4,343	6,843	22,939	7,858	19,233	3,188	68,000
Substandard	428	1,302	3,815	1,457	2,931	8,440	1,542	19,915
Doubtful	—	—	—	—	—	—	—	—
Total	103,851	186,859	116,870	122,085	92,172	249,038	54,112	924,987

Non-owner occupied
Pass	108,229	248,852	360,309	218,431	291,626	250,806	43,005	1,521,258
Watch	—	6,181	5,897	26,361	21,775	43,984	45	104,243
Substandard	—	149	12,130	1,166	1,693	3,761	—	18,899
Doubtful	—	—	—	—	—	—	—	—
Total	108,229	255,182	378,336	245,958	315,094	298,551	43,050	1,644,400

Consumer and other loans
Pass	65,261	57,677	42,388	28,207	42,014	32,720	18,440	286,707
Watch	159	707	1,714	1,418	3,044	8,352	392	15,786
Substandard	121	68	264	618	463	2,653	407	4,594
Doubtful	—	260	295	544	196	354	—	1,649
Total	65,541	58,712	44,661	30,787	45,717	44,079	19,239	308,736

Total
Pass	1,240,589	1,340,084	890,485	672,770	622,002	835,442	1,154,858	6,756,230
Watch	9,530	16,282	33,490	80,772	49,430	95,905	44,913	330,322
Substandard	1,196	7,104	37,147	14,056	8,692	35,819	20,066	124,080
Doubtful	35	294	295	544	466	849	423	2,906
Total	$1,251,350	$1,363,764	$961,417	$768,142	$680,590	$968,015	$1,220,260	$7,213,538

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
The following tables provide information on nonaccrual and past due loans as of September 30, 2020 and December 31, 2019. For December 31, 2019, purchased credit impaired ("PCI") loans are not included in the nonperforming disclosures as these loans are considered to be performing, even though they may be contractually past due. This is because any non-payment of contractual principal or interest was considered in the periodic re-estimation of expected cash flows and was included in the 2019 loan loss provision or future period yield adjustments. Under PCD accounting, management considers changes in the credit quality of the borrower as part of its regular estimation of expected credit losses and does not make the same future yield adjustments as under the PCI accounting. Consequently, PCD loans that are contractually past due or on nonaccrual status, including those formerly accounted for as PCI loans, are included in the September 30, 2020 nonperforming disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table represents an analysis of the aging by class of financing receivable as of September 30, 2020:

September 30, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,581	$11	$6,579	$1,409,500	$1,417,671
Construction	4,346	196	2,018	1,184,318	1,190,878
Residential real estate:
1-to-4 family mortgage	4,143	7,452	6,752	1,122,264	1,140,611
Residential line of credit	287	216	1,925	417,890	420,318
Multi-family mortgage	—	57	—	165,880	165,937
Commercial real estate:
Owner occupied	1,096	—	2,194	921,697	924,987
Non-owner occupied	114	—	12,358	1,631,928	1,644,400
Consumer and other	3,584	1,132	2,759	301,261	308,736
Total	$15,151	$9,064	$34,585	$7,154,738	$7,213,538

The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance and interest income, by class of financing receivable as of and for the three and nine months ended September 30, 2020:

			September 30, 2020
	u		End of period amortized cost
		Beginning of period non-accrual amortized cost	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance

Commercial and industrial		$5,586	$913	$5,666	$936
Construction		1,254	980	1,038	145
Residential real estate:
1-to-4 family mortgage		4,585	4,247	2,505	62
Residential line of credit		489	—	1,925	74
Commercial real estate:
Owner occupied		2,285	1,469	725	66
Non-owner occupied		9,460	5,475	6,883	1,568
Consumer and other		1,623	88	2,671	165
Total		$25,282	$13,172	$21,413	$3,016

		Interest Income
September 30, 2020	Three Months Ended	Nine Months Ended

Commercial and industrial	$287	$304
Construction	42	48
Residential real estate:
1-to-4 family mortgage	15	21
Residential line of credit	72	72
Commercial real estate:
Owner occupied	32	75
Non-owner occupied	76	185
Consumer and other	—	24
Total	$524	$729

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Average recorded investment and interest income on a cash basis recognized during the three and nine months ended September 30, 2019 on impaired loans, segregated by class, were as follows:

Three Months Ended			Nine Months Ended
September 30, 2019	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$3,109	$51	$1,850	$156
Residential real estate:
1-to-4 family mortgage	265	2	205	13
Commercial real estate:
Owner occupied	184	4	371	10
Non-owner occupied	6,143	56	6,241	90
Consumer and other	447	—	198	19
Total	$10,148	$113	$8,865	$288
With no related allowance recorded:
Commercial and industrial	$766	$11	$991	$36
Construction	1,639	90	1,641	142
Residential real estate:
1-to-4 family mortgage	835	24	962	50
Residential line of credit	427	—	245	2
Commercial real estate:
Owner occupied	2,045	41	2,171	103
Non-owner occupied	1,050	—	1,050	—
Consumer and other	66	2	69	5
Total	$6,828	$168	$7,129	$338
Total impaired loans	$16,976	$281	$15,994	$626
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Balance at the beginning of period	$(14,862)	$(16,587)
Additions through business combinations	—	(1,167)
Principal reductions and other reclassifications from nonaccretable difference	(150)	100
Accretion	1,583	5,471
Changes in expected cash flows	110	(1,136)
Balance at end of period	$(13,319)	$(13,319)
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, was recognized on all PCI loans. Accretion of interest income amounting to $1,583 and $5,471 was recognized on PCI loans during the three and nine months ended September 30, 2019, respectively. This included both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $2,102 and $6,030 for the three and nine months ended September 30, 2019, respectively.
Restructured Loans
As of September 30, 2020 and December 31, 2019, the Company has a recorded investment in TDRs of $16,681 and $12,206, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. The Company has calculated $854 and $360 of specific reserves for those loans at September 30, 2020 and December 31, 2019, respectively. There were no commitments to lend any additional amounts to these customers for either period end. Of these loans, $12,243 and $5,201 were classified as non-accrual loans as of September 30, 2020 and December 31, 2019, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Three Months Ended September 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$420	$420	$—
Total	2	$420	$420	$—

Three Months Ended September 30, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$16	$16	$—
Construction	1	1,070	1,070
Commercial real estate:
Owner occupied	1	927	927	—
Non-owner occupied	1	1,366	1,366	106
Residential real estate:
1-to-4 family mortgage	1	128	128	—
Total	5	$3,507	$3,507	$106

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$1,573	$1,573	$—
Commercial real estate:
Owner occupied	1	788	788	—
Non-owner occupied	2	3,752	3,752	$—
Residential real estate:
1-to-4 family mortgage	2	77	77	—
Total	8	$6,190	$6,190	$—

Nine Months Ended September 30, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$3,204	$3,204	$—
Construction	1	1,070	1,070	—
Commercial real estate:
Owner occupied	1	927	927	—
Non-owner occupied	1	1,366	1,366	106
Residential real estate:
1-4 family mortgage	1	128	128	—
Total	7	$6,695	$6,695	$106
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three and nine months ended September 30, 2020 and 2019 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
Collateral Dependent Loans
For loans for which the repayment (based on the Company's assessment) is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, the following table presents the loans and the corresponding individually assessed allowance for credit losses by class of financing receivable.

	September 30, 2020
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$—	$4,697	$668
Construction	1,817	—	—
Residential real estate:
1-to-4 family mortgage	190	—	—
Residential line of credit	1,195	—	9
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	928	—	34
Non-owner occupied	8,181	—	1,544
Consumer and other	333	—	36
Total	$12,644	$4,697	$2,291

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Deferrals Program as part of COVID-19 Relief
On March 22, 2020, an Interagency Statement was issued by banking regulators encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for Company executed deferrals that remain on deferral at September 30, 2020, in connection with Company COVID-19 relief programs. These deferrals typically ranged from sixty to ninety days per deferral and were not considered TDRs under the interagency regulatory guidance or the CARES Act issued in March 2020. As of September 30, 2020, the Company had a total of $1,181,232 loans previously deferred that returned to normal payment status.

	September 30, 2020
		% of Loans
Commercial and industrial	$25,641	1.8%
Construction	35,920	3.0%
Residential real estate:
1-to-4 family mortgage	43,281	3.8%
Residential line of credit	9,226	2.2%
Multi-family mortgage	19,005	11.5%
Commercial real estate:
Owner occupied	60,614	6.6%
Non-owner occupied	270,552	16.5%
Consumer and other	593	0.2%
Total	$464,832	6.4%
Note (5)—Loans held for sale:
Loans held for sale are recorded at fair value, and consist primarily of residential mortgage loans originated to be sold in the secondary market. During the three months ended September 30, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. As such, these loans are excluded from the allowance for credit losses. Instead, the loans are recorded at fair value with subsequent changes to fair value recognized in earnings. During the three months ended September 30, 2020, the Company recorded gains of $20,378 in 'other noninterest income' related to changes in fair value of this portfolio. The following table summarizes loans held for sale, at fair value, as of the periods presented:

	September 30,	December 31,
	2020	2019
Commercial and industrial	$241,256	$—
Residential real estate:
1-4 family mortgage	610,695	262,518
Total loans held for sale, at fair value	$851,951	$262,518

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (6)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$15,091	$15,521	$18,939	$12,643
Transfers from loans	573	1,535	1,579	3,565
Transfers (to) from premises and equipment	—	—	(841)	2,640
Proceeds from sale of other real estate owned	(1,411)	(854)	(5,561)	(2,718)
Gain on sale of other real estate owned	119	260	464	582
Loans provided for sales of other real estate owned	—	—	—	(166)
Write-downs and partial liquidations	(1,624)	(386)	(1,832)	(470)
Balance at end of period	$12,748	$16,076	$12,748	$16,076
Foreclosed residential real estate properties totaled $2,180 and $4,295 as of September 30, 2020 and December 31, 2019, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $310 and $82 at September 30, 2020 and December 31, 2019, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $6,178 and $8,956 as of September 30, 2020 and December 31, 2019, respectively.
Note (7)—Goodwill and intangible assets:

Goodwill
Balance at December 31, 2019	$169,051
Addition from acquisition of Farmers National (see Note 2)	6,390
Addition from merger with Franklin (see Note 2)	60,645
Balance at September 30, 2020	$236,086

Core deposit and other intangibles
Balance at December 31, 2019	$17,589
Addition of core deposit intangible from acquisition of Farmers National (see Note 2)	2,490
Addition of core deposit intangible from merger with Franklin (see Note 2)	7,670
Less: amortization expense	(3,825)
Balance at September 30, 2020	$23,924
Goodwill is tested annually, or more often if circumstances warrant, for impairment. Impairment exists when a reporting unit's carrying value exceeds its fair value. The Company performed a qualitative test of goodwill for impairment as of December 31, 2019 and determined there to be no impairment. Given the significant economic decline during the first nine months of 2020 due to COVID-19 and the resulting negative impact on most businesses, including banking, management determined it would be prudent to evaluate any adverse impact to the Company's recorded goodwill. As of September 30, 2020, the Company performed a qualitative assessment and determined it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. As such, no impairment was indicated. The Company recorded $100 in relief of goodwill during the nine months ended September 30, 2019, related to the sale of the TPO mortgage delivery channel.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The composition of core deposit and other intangibles as of September 30, 2020 and December 31, 2019 is as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2020
Core deposit intangible	$59,835	$(37,403)	$22,432
Customer base trust intangible	1,600	(507)	1,093
Manufactured housing servicing intangible	1,088	(689)	399
Total core deposit and other intangibles	$62,523	$(38,599)	$23,924

December 31, 2019
Core deposit intangible	$49,675	$(33,861)	$15,814
Customer base trust intangible	1,600	(387)	1,213
Manufactured housing servicing intangible	1,088	(526)	562
Total core deposit and other intangibles	$52,363	$(34,774)	$17,589
During the first quarter of 2020, the Company recorded $2,490 of core deposit intangibles resulting from the Farmers National acquisition, which is being amortized over a weighted average life of approximately 4 years. During the third quarter of 2020, the Company recorded $7,670 of core deposit intangibles resulting from the Franklin merger, which is being amortized over a weighted average life of approximately 4 years.
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

Remainder of 2020	$1,494
2021	5,477
2022	4,586
2023	3,658
2024	2,946
Thereafter	5,763
$23,924

Note (8)—Leases:
As of September 30, 2020, the Company was the lessee in 60 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 54 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 36 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
Many leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew are included in the right-of-use ("ROU") asset and lease liability.
As of August 15, 2020, the Company recorded $24,330 in ROU assets and liabilities for operating leases assumed in the Franklin transaction. Additionally, the Company also assumed a finance lease in the Franklin transaction amounting to $1,630 included in other assets and borrowings on the consolidated balance sheets.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below:

		September 30,	December 31,
	Classification	2020	2019
Right-of-use assets - operating	Operating lease right-of-use assets	$52,410	$32,539
Right-of-use assets - finance	Other assets	1,616	—
Lease liabilities - operating	Operating lease liabilities	56,705	$35,525
Lease liabilities - finance	Borrowings	1,619	—
Weighted average remaining lease term (in years) - operating		12.4	14.1
Weighted average remaining lease term (in years) - finance		14.6	0.0
Weighted average discount rate - operating		2.66%	3.44%
Weighted average discount rate - finance		1.76%	—%
As of September 30, 2020, the Company recorded impairment of ROU assets of $1,038, which is included in merger costs related to our branch consolidations from the Franklin transaction.
The components of lease expense included in 'Occupancy and equipment expense' were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost(1)	$1,663	$1,260	$4,341	$3,875
Short-term lease cost	95	81	261	239
Variable lease cost	78	146	376	580
Total lease cost	$1,836	$1,487	$4,978	$4,694
(1) Includes amortization of favorable lease intangible.
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
A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

September 30,
2020
Lease payments due:
September 30, 2021	$7,928
September 30, 2022	7,196
September 30, 2023	6,572
September 30, 2024	6,046
September 30, 2025	5,298
Thereafter	35,242
Total undiscounted future minimum lease payments	68,282
Discount on cash flows	(11,577)
Total lease liability	$56,705

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (9)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Carrying value at beginning of period	$60,508	$66,380	$75,521	$88,829
Capitalization	18,202	10,387	33,415	30,319
Mortgage servicing rights acquired from Franklin, at fair value	4,850	—	4,850	—
Sales	—	—	—	(29,160)
Change in fair value:
Due to pay-offs/pay-downs	(7,756)	(5,050)	(19,676)	(10,150)
Due to change in valuation inputs or assumptions	581	(5,561)	(22,575)	(13,682)
Carrying value at end of period	$71,535	$66,156	$71,535	$66,156

The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense,' respectively, within the Mortgage segment operating results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Servicing income:
Servicing income	$5,536	$3,960	$15,667	$12,763
Change in fair value of mortgage servicing rights	(7,175)	(10,611)	(42,251)	(23,832)
Change in fair value of derivative hedging instruments	(265)	5,520	15,705	13,060
Servicing income	(1,904)	(1,131)	(10,879)	1,991
Servicing expenses	1,999	1,732	5,392	4,961
Net servicing (loss) income (1)	$(3,903)	$(2,863)	$(16,271)	$(2,970)
(1) Excludes benefit of custodial service related noninterest-bearing deposits held by the Bank.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Unpaid principal balance	$9,101,007	$6,734,496
Weighted-average prepayment speed (CPR)	15.28%	10.05%
Estimated impact on fair value of a 10% increase	$(4,214)	$(2,839)
Estimated impact on fair value of a 20% increase	$(8,053)	$(5,474)
Discount rate	11.27%	9.68%
Estimated impact on fair value of a 100 bp increase	$(2,570)	$(3,086)
Estimated impact on fair value of a 200 bp increase	$(4,960)	$(5,932)
Weighted-average coupon interest rate	3.75%	4.20%
Weighted-average servicing fee (basis points)	28	29
Weighted-average remaining maturity (in months)	328	335
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 13, "Derivatives" for additional information on these hedging instruments.
From time to time, the Company enters agreements to sell certain tranches of mortgage servicing rights. Upon consummation of the sale, the Company generally continues to subservice the underlying mortgage loans until they can be transferred to the purchaser. During the nine months ended September 30, 2019, the Company sold $29,160 of mortgage servicing rights on $2,034,374 of serviced mortgage loans. There was not a significant gain or loss recognized in connection with the sale. During the nine months ended September 30, 2020, there were no such transactions. As of

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
September 30, 2020 and 2019, there were no loans being serviced that related to the bulk sale of mortgage servicing rights. As of September 30, 2020 and December 31, 2019, mortgage escrow deposits totaled to $194,276 and $92,610, respectively.
Note (10)—Borrowings:
Borrowings include securities sold under agreements to repurchase, lines of credit, Federal Home Loan Bank advances, and subordinated debt.

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Securities sold under agreements to repurchase	$32,469	$23,745	0.61%	0.89%
FHLB advances	200,000	250,000	0.77%	1.60%
Subordinated debt	189,750	30,930	5.10%	5.13%
Other borrowings	16,619	—	1.88%	—%
	$438,838	$304,675
Federal Home Loan Bank Advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio production. Under these agreements, the Company pledged qualifying loans of $2,079,975 as collateral securing a line of credit with a total borrowing capacity of $1,604,499 as of September 30, 2020. As of December 31, 2019, the Company pledged qualifying loans of $958,506 as collateral securing a line of credit with a total borrowing capacity of $760,607. Two letters of credit with the FHLB totaling $145,000 and one letter of credit with the FHLB of $75,000 was pledged to secure public funds that require collateralization at September 30, 2020 and December 31, 2019, respectively.
Borrowings against the Company's line totaled $200,000 and $250,000 as of September 30, 2020 and December 31, 2019, respectively. Total borrowings as of September 30, 2020 comprised $100,000 in long term advances, $0 in overnight cash management advances (CMAs) and $100,000 in 90 day fixed rate advances. The long-term advances as of September 30, 2020 contains putable features and is composed of $100.0 million carrying a maximum final term of 10 years. However, the FHLB owns the option to cancel the advances after one year and quarterly thereafter and carrying a fixed rate of 1.24%. During the third quarter of 2020, the Company repaid $50,000 in putable advances carrying a maximum final term of seven years. In addition to the repayment, the Company also incurred $2,593 in early termination costs associated with this advance. Subsequent to September 30, 2020, the Company elected to not renew the remaining $100,000 in outstanding FHLB 90 day fixed rate advances as discussed in Note 1, "Basis of presentation."
Maturities of FHLB advances as of September 30, 2020 are as follows:

FHLB advances
Due on or before:
September 30, 2021	$100,000
September 30, 2022	—
September 30, 2023	—
September 30, 2024	—
September 30, 2025	—
Due thereafter	100,000
Total	$200,000
The Company maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2020 and 2019.  As of September 30, 2020 and December 31, 2019, $1,378,968 and $1,407,662 of qualifying loans and $4,129 and $4,963 of investment securities were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $1,001,764 and $1,013,239, respectively.
Subordinated Debt
In 2003, two separate trusts formed by the Company issued $9,000 of floating rate trust preferred securities (“Trust I”) and $21,000 of floating rate trust preferred securities (“Trust II”), respectively, as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
securities of $650. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts. Trust I pays interest quarterly based upon the 3-month LIBOR plus 3.25%. Trust II pays interest quarterly based upon the 3-month LIBOR plus 3.15%. Rates for the two issues at September 30, 2020, were 3.56% and 3.43%, respectively. Rates for the two issues at December 31, 2019, were 5.19% and 5.10%, respectively. The Company may redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price. The Company may redeem the second junior subordinated debentures listed, in whole or in part, any time after June 26, 2008, on any distribution payment date, at the redemption price. The junior subordinated debentures must be redeemed no later than 2033. The Company has classified $30,000 of subordinated debt as Tier 1 capital at both September 30, 2020 and December 31, 2019.
Additionally, in the third quarter of 2020, the Company placed $100,000 of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. The Company is entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company classified the entire $100,000 placement of subordinated notes as Tier 2 capital at September 30, 2020. Under current regulatory guidelines, the instrument loses 20% of its Tier 2 capital treatment on a graded basis in the final five years prior to maturity.
The Company also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). Both note issuances currently pay interest semi-annually, and will begin resetting interest rates on a quarterly basis after March 30, 2021 and July 1, 2021. For years six through ten, interest for the March 2026 Subordinated Notes will based on the 3-month LIBOR plus 5.636%, and interest for the July 2026 Subordinated Notes will be based on the 3-month LIBOR plus 6.04%. The Company is entitled to redeem in whole or in part after the respective fifth anniversary of each note issuance. The Company classified the entire $60,000 in subordinated notes as Tier 2 capital at September 30, 2020.
Note (11)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended September 30,
	2020	2019
Current	$13,123	$9,167
Deferred	(15,163)	(1,449)
Total	$(2,040)	$7,718

	Nine Months Ended September 30,
	2020	2019
Current	$37,038	$25,907
Deferred	(31,543)	(5,900)
Total	$5,495	$20,007

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
Federal taxes calculated at statutory rate	$(1,604)	21.0%	$6,653	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	100	(1.3)%	1,512	4.7%
Benefit from equity based compensation	(7)	0.1%	(275)	(0.9)%
Municipal interest income, net of interest disallowance	(422)	5.5%	(211)	(0.7)%
Bank owned life insurance	(55)	0.7%	(11)	0.1%
Merger costs	126	(1.6)%	—	—%
Other	(177)	2.3%	50	0.2%
Income tax (benefit) expense, as reported	$(2,040)	26.7%	$7,718	24.4%

	Nine Months Ended September 30,
	2020		2019
Federal taxes calculated at statutory rate	$4,938	21.0%	$17,272	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,266	5.4%	3,855	4.7%
Expense (benefit) from equity based compensation	154	0.7%	(668)	(0.8)%
Municipal interest income, net of interest disallowance	(996)	(4.2)%	(650)	(0.8)%
Bank owned life insurance	(90)	(0.4)%	(38)	0.1%
Merger costs	289	1.2%	—	—%
Other	(65)	(0.3)%	236	0.3%
Income tax expense, as reported	$5,495	23.4%	$20,007	24.3%

As of September 30, 2020, the Company acquired $8,346 of net operating losses from Franklin. The net operating loss carryforwards can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. It is possible that net operating losses acquired will be subject to limitation under IRC Section 382. The net operating loss carryforward is set to expire as of December 31, 2030.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of the net deferred tax assets (liabilities) at September 30, 2020 and December 31, 2019, are as follows:

	September 30,	December 31
	2020	2019
Deferred tax assets:
Allowance for credit losses	$51,869	$8,113
Operating lease liabilities	14,892	9,373
Federal net operating loss	1,753	—
Amortization of core deposit intangibles	—	1,386
Deferred compensation	8,250	5,231
Unrealized loss on debt securities	—	54
Unrealized loss on equity securities	41	60
Unrealized loss on cash flow hedges	347	—
Other	6,684	2,388
Subtotal	83,836	26,605
Deferred tax liabilities:
FHLB stock dividends	$(561)	$(550)
Operating leases - right of use assets	(13,863)	(8,641)
Depreciation	(5,689)	(5,078)
Amortization of core deposit intangibles	(668)	—
Unrealized gain on cash flow hedges	—	(203)
Unrealized gain on debt securities	(12,116)	(3,051)
Mortgage servicing rights	(18,557)	(19,678)
Goodwill	(10,691)	(8,859)
Other	200	(1,035)
Subtotal	(61,945)	(47,095)
Net deferred tax assets (liabilities)	$21,891	$(20,490)

Note (12)—Commitments and contingencies:
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

	September 30,	December 31,
	2020	2019
Commitments to extend credit, excluding interest rate lock commitments	$1,819,070	$1,086,173
Letters of credit	18,239	19,569
Balance at end of period	$1,837,309	$1,105,742
In connection with the adoption of CECL on January 1, 2020, the Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. As such, upon adoption the Company recorded an initial allowance for credit losses on unfunded commitments in other liabilities amounting to $2,947. The impact net of taxes was recorded as part of the cumulative adjustment to retained earnings of $25,018 on January 1, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The table below presents activity within the allowance for credit losses on unfunded commitments:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2020
Balance at beginning of period	$6,500	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	—	2,947
Increase in allowance for credit losses from unfunded commitments acquired in business combination	10,429	10,499
Provision for credit losses on unfunded commitments	(862)	2,621
Balance at end of period	$16,067	$16,067
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,329 and $5,696 for the three and nine months ended September 30, 2020, respectively, and $1,165 and $4,675, for the three and nine months ended September 30, 2019, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$4,601	$3,407	$3,529	$3,273
Provision for loan repurchases or indemnifications	901	107	2,128	255
Recoveries on previous losses	(44)	(79)	(199)	(93)
Balance at end of period	$5,458	$3,435	$5,458	$3,435

Note (13)—Derivatives:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of September 30, 2020 and December 31, 2019, the fair value of these contracts resulted in a liability of $2,063 and $515, respectively.
In July 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of September 30, 2020 and December 31, 2019, there was $545 and $955, respectively, remaining in the other comprehensive income to be accreted. Subsequent to September 30, 2020, the Company elected to not renew the outstanding borrowing associated with the legacy cash flow hedge, and reclassified the remaining unamortized gain, reflected above, from accumulated other comprehensive income to earnings, as discussed in Note 1, "Basis of presentation."
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Gross amounts recognized	$4,328	$331	$39,298	$14,682
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	4,328	331	39,298	14,682

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	974	139	974	139
Less: financial collateral pledged	—	—	38,324	14,543
Net amounts	$3,354	$192	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At September 30, 2020 and December 31, 2019, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $76,063 and $33,616, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	September 30, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$590,166	$39,538	$39,303
Forward commitments	1,510,902	—	4,523
Interest rate-lock commitments	1,364,222	43,049	—
Futures contracts	327,700	—	66
Total	$3,792,990	$82,587	$43,892

	December 31, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$440,556	$14,929	$14,929
Forward commitments	684,437	—	866
Interest rate-lock commitments	453,198	7,052	—
Futures contracts	389,000	—	1,623
Total	$1,967,191	$21,981	$17,418

	September 30, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$2,063

	December 31, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$515
Gains (losses) included in the consolidated statements of income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$5,994	$447	$35,997	$4,202
Forward commitments	(16,548)	(3,227)	(56,998)	(12,895)
Futures contracts	(587)	4,685	10,955	10,663
Option contracts	—	3	—	47
Total	$(11,141)	$1,908	$(10,046)	$2,017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $(41), $(46), $(145), and $(121)	$115	$130	$410	$343
(Loss) gain included in interest expense on borrowings	(137)	19	(211)	113
Total	$(22)	$149	$199	$456

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Designated as hedging:
Amount of (loss) gain recognized in other comprehensive income, net of tax $40, $(90), $(403), $(407)	$112	$(256)	$(1,145)	$(1,151)
Note (14)—Fair value of financial instruments:
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

	Fair Value
September 30, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,062,391	$1,062,391	$—	$—	$1,062,391
Investment securities	1,164,910	—	1,164,910	—	1,164,910
Loans, net	7,029,565	—	—	7,119,243	7,119,243
Loans held for sale	851,951	—	851,951	—	851,951
Interest receivable	47,120	39	5,284	41,797	47,120
Mortgage servicing rights	71,535	—	—	71,535	71,535
Derivatives	82,587	—	82,587	—	82,587
Financial liabilities:
Deposits:
Without stated maturities	$7,530,117	$7,530,117	$—	$—	$7,530,117
With stated maturities	1,563,630	—	1,573,537	—	1,573,537
Securities sold under agreement to repurchase and federal funds sold	32,469	32,469	—	—	32,469
Federal Home Loan Bank advances	200,000	—	206,232	—	206,232
Subordinated debt	189,750	—	—	189,711	189,711
Other borrowings	16,619	—	16,619	—	16,619
Interest payable	5,961	237	5,724	—	5,961
Derivatives	45,955	—	45,955	—	45,955

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Fair Value
December 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$232,681	$232,681	$—	$—	$232,681
Investment securities	691,676	—	691,676	—	691,676
Loans, net	4,378,503	—	—	4,363,903	4,363,903
Loans held for sale	262,518	—	262,518	—	262,518
Interest receivable	17,083	—	3,282	13,801	17,083
Mortgage servicing rights	75,521	—	—	75,521	75,521
Derivatives	21,981	—	21,981	—	21,981
Financial liabilities:
Deposits:
Without stated maturities	$3,743,085	$3,743,085	$—	$—	$3,743,085
With stated maturities	1,191,853	—	1,200,145	—	1,200,145
Securities sold under agreement to repurchase and federal funds sold	23,745	23,745	—	—	23,745
Federal Home Loan Bank advances	250,000	—	250,213	—	250,213
Subordinated debt	30,930	—	29,706	—	29,706
Interest payable	6,465	376	6,089	—	6,465
Derivatives	17,933	—	17,933	—	17,933
The balances and levels of the assets measured at fair value on a recurring basis at September 30, 2020 are presented in the following table:

September 30, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$1,994	$—	$1,994
Mortgage-backed securities	—	738,106	—	738,106
Municipals, tax-exempt	—	374,880	—	374,880
Treasury securities	—	21,700	—	21,700
Corporate securities	—	1,987	—	1,987
Equity securities	—	4,389	—	4,389
Total	$—	$1,143,056	$—	$1,143,056
Loans held for sale	$—	$851,951	$—	$851,951
Mortgage servicing rights	—	—	71,535	71,535
Derivatives	—	82,587	—	82,587
Financial Liabilities:
Derivatives	—	45,955	—	45,955

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a non-recurring basis at September 30, 2020 are presented in the following table:

At September 30, 2020	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$5,708	$5,708
Collateral dependent loans:
Commercial and industrial	$—	$—	$4,697	$4,697
Construction	—	—	1,817	1,817
Residential real estate:
1-4 family mortgage	—	—	190	190
Residential line of credit	—	—	1,195	1,195
Commercial real estate:
Owner occupied	—	—	928	928
Non-owner occupied	—	—	8,181	8,181
Consumer and other	—	—	333	333
Total collateral dependent loans	$—	$—	$17,341	$17,341
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2019 are presented in the following table:

At December 31, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
Mortgage-backed securities	$—	$477,312	$—	$477,312
Municipals, tax-exempt	—	189,235	—	189,235
Treasury securities	—	7,448	—	7,448
Corporate securities	—	1,022	—	1,022
Equity securities	—	3,295	—	3,295
Total	$—	$678,312	$—	$678,312
Loans held for sale	$—	$262,518	$—	$262,518
Mortgage servicing rights	—	—	75,521	75,521
Derivatives	—	21,981	—	21,981
Financial Liabilities:
Derivatives	—	17,933	—	17,933

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
Impaired Loans (1):
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
The following table presents information as of September 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$17,341	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$5,708	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
The following table presents information as of December 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Impaired loans (1)	$10,691	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$9,774	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
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
Net gains of $20,378 and $6,512 resulting from fair value changes of mortgage loans were recorded in income during the three and nine months ended September 30, 2020, respectively, compared to $3,291 and $2,329 during the three and nine months ended September 30, 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
As of September 30, 2020 and December 31, 2019, there was $129,644 and $51,705, respectively, of GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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
The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$610,695	$587,352	$23,343
Commercial loans held for sale measured at fair value	228,444	250,649	(22,205)
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	12,812	12,812	—

December 31, 2019
Mortgage loans held for sale measured at fair value	$262,518	$254,868	$7,650
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (15)—Segment reporting:
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
During the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination ("TPO") channel and on August 1, 2019, the Company completed the sale of its correspondent channel. The Mortgage segment incurred $112 and $1,995 in restructuring charges, during the three and nine months ended September 30, 2019, respectively, related to these sales. The restructuring charges include a one time charge of $100 in relief of goodwill associated with the TPO channel.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide segment financial information for the three and nine months ended September 30, 2020 and 2019 as follows:

Three Months Ended September 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$68,791	$37	$68,828
Provisions for credit losses(1)	55,401	—	55,401
Mortgage banking income	24,683	67,443	92,126
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(7,440)	(7,440)
Other noninterest income	12,340	—	12,340
Depreciation and amortization	1,550	143	1,693
Amortization of intangibles	1,417	—	1,417
Other noninterest mortgage banking expense	15,175	29,909	45,084
Other noninterest expense(3)	69,568	330	69,898
(Loss) income before income taxes	$(37,297)	$29,658	$(7,639)
Income tax benefit			(2,040)
Net loss			(5,599)
Total assets	$10,378,122	$632,316	$11,010,438
Goodwill	236,086	—	236,086
(1)Included $9,567 in provision for credit losses on unfunded commitments.
(2)Included in mortgage banking income in the Company's consolidated statements of income.
(3)Included $20,400 of merger costs in the Banking segment related to the acquisition and integration of Franklin, and $330 of merger costs in the Mortgage segment related to the Franklin merger.

Three Months Ended September 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$58,350	$(45)	$58,305
Provision for credit losses	1,831	—	1,831
Mortgage banking income	10,693	23,591	34,284
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(5,091)	(5,091)
Other noninterest income	8,952	—	8,952
Depreciation and amortization	1,255	125	1,380
Amortization of intangibles	1,197	—	1,197
Other noninterest mortgage banking expense	8,087	15,561	23,648
Other noninterest expense(2)	36,598	112	36,710
Income before income taxes	29,027	2,657	31,684
Income tax expense			7,718
Net income			23,966
Total assets	$5,730,492	$358,403	$6,088,895
Goodwill	168,486	—	168,486
(1)Included in mortgage banking income in the Company's consolidated statements of income.
(2)Included $295 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $112 in mortgage restructuring charges in the Mortgage segment.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$180,374	$40	$180,414
Provision for credit losses(1)	110,887	—	110,887
Mortgage banking income	52,274	163,871	216,145
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(26,546)	(26,546)
Other noninterest income	31,618	—	31,618
Depreciation and amortization	4,545	379	4,924
Amortization of intangibles	3,825	—	3,825
Other noninterest mortgage banking expense	33,892	74,237	108,129
Other noninterest expense(3)	150,022	330	150,352
(Loss) income before income taxes	$(38,905)	$62,419	$23,514
Income tax expense			5,495
Net income			$18,019
Total assets	$10,378,122	$632,316	$11,010,438
Goodwill	236,086	—	236,086
(1)Included $13,050 in provision for credit losses on unfunded commitments.
(2)Included in mortgage banking income in the Company's consolidated statements of income.
(3)Included $25,036 of merger costs in the Banking segment related to the acquisition and integration of Farmers National and Franklin, and $330 of merger costs in the Mortgage segment related to the Franklin merger.

Nine Months Ended September 30, 2019	Banking	Mortgage	Consolidated
Net interest income	$168,322	$22	$168,344
Provision for credit losses	4,103	—	4,103
Mortgage banking income	20,530	64,982	85,512
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(10,772)	(10,772)
Other noninterest income	25,423	—	25,423
Depreciation and amortization	3,431	399	3,830
Amortization of intangibles	3,180	—	3,180
Other noninterest mortgage banking expense	15,090	50,608	65,698
Other noninterest expense(2)	107,452	1,995	109,447
Income before income taxes	$81,019	$1,230	$82,249
Income tax expense			20,007
Net income			$62,242
Total assets	$5,730,492	$358,403	$6,088,895
Goodwill	168,486	—	168,486
(1)Included in mortgage banking income in the Company's consolidated statements of income.
(2)Includes $4,699 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $1,995 in mortgage restructuring charges in the Mortgage segment.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 3.25% and 5.00% as of September 30, 2020 and 2019, respectively, and is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $3,940 and $2,875 for the three months ended September 30, 2020 and 2019, respectively, and $9,650 and $8,723 for the nine months ended September 30, 2020 and 2019, respectively.
Note (16)—Minimum capital requirements:
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2020 and December 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject.
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced a final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period. Actual and required capital amounts and ratios are included below for the periods presented.

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,334,127	15.3%	$697,583	8.0%	$915,577	10.5%	N/A	N/A
FirstBank	1,314,864	15.0%	701,261	8.0%	920,405	10.5%	$876,576	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,054,144	12.1%	$522,716	6.0%	$740,514	8.5%	N/A	N/A
FirstBank	1,107,144	12.7%	523,060	6.0%	741,002	8.5%	$697,414	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,054,144	11.8%	$357,564	4.0%	N/A	N/A	N/A	N/A
FirstBank	1,107,144	12.4%	357,143	4.0%	N/A	N/A	$446,429	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,024,144	11.8%	$390,563	4.5%	$607,543	7.0%	N/A	N/A
FirstBank	1,107,144	12.7%	392,295	4.5%	610,237	7.0%	$566,649	6.5%

	Actual		For capital adequacy purposes		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
FB Financial Corporation	$633,549	12.2%	$415,442	8.0%	$545,268	10.5%	N/A	N/A
FirstBank	623,432	12.1%	412,186	8.0%	540,995	10.5%	$515,233	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$602,410	11.6%	$311,591	6.0%	$441,421	8.50%	N/A	N/A
FirstBank	592,293	11.5%	309,022	6.0%	437,782	8.50%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A	N/A	N/A
FirstBank	592,293	9.9%	239,310	4.0%	N/A	N/A	$299,138	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$572,410	11.1%	$232,058	4.5%	$360,979	7.0%	N/A	N/A
FirstBank	592,293	11.5%	231,767	4.5%	360,526	7.0%	$334,774	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (17)—Stock-Based Compensation
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
The following table summarizes information about the changes in restricted stock units as of and for the following periods presented:

	Nine Months Ended September 30,
	2020		2019
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	826,263	$23.76	1,140,215	$21.96
Granted(1)	353,891	31.12	167,343	34.05
Vested	(145,157)	31.67	(270,959)	24.00
Forfeited	(19,269)	33.19	(11,727)	24.56
Balance at end of period	1,015,728	$25.83	1,024,872	$23.67
(1) Includes 118,776 restricted stock units issued in replacement of those initially granted by Franklin. See Note 2 for additional information.

The total fair value of restricted stock units vested and released was $3,549 and $4,597 for the three and nine months ended September 30, 2020, respectively, and $1,488 and $6,503 for the three and nine months ended September 30, 2019, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $4,651 and $6,666 for the three and nine months ended September 30, 2020, respectively, and $1,836 and $5,621 for the three and nine months ended September 30, 2019, respectively. This included $237 and $615 paid to Company independent directors during the three and nine months ended September 30, 2020, respectively, and $186 and $537 during the three and nine months ended September 30, 2019, respectively, related to independent director grants and compensation elected to be settled in stock.
As of September 30, 2020 and December 31, 2019, there were $14,533 and $11,499, respectively, of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.26 years and 2.00 years, respectively. At September 30, 2020 and December 31, 2019, there were $533 and $375, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
Performance Based Restricted Stock Units
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
The Company granted 53,147 shares of performance based restricted stock units and recorded compensation cost of $171 and $587 during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company determined the probability of meeting the performance criteria, and recorded compensation cost associated with a 181% vesting, when factoring in the conversion of PSUs to shares of common stock. As of September 30, 2020, maximum unrecognized compensation cost related to the unvested PSUs was $2,775, and the remaining performance period over which the cost could be recognized was 2.4 years.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). During the three months ended September 30, 2020 and 2019, there were 18,034 and 12,558 shares of common stock issues under the ESPP, respectively. During the nine months ended September 30, 2020 and 2019, there were 30,179 and 23,171 shares of common stock issued under the ESPP, respectively. As of September 30, 2020 and December 31, 2019, there were 2,379,006 and 2,409,185 shares available for issuance under the ESPP, respectively.
Note (18)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2020	$30,880
New loans and advances	5,870
Change in related party status	4,167
Repayments	(8,200)
Loans outstanding at Loans outstanding at September 30, 2020	$32,717

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $25,934 and $19,404 at September 30, 2020 and December 31, 2019, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $268,179 and $238,781 as of September 30, 2020 and December 31, 2019, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $60 and $86 in unamortized leasehold improvements related to these leases at September 30, 2020 and December 31, 2019, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $125 and $381 for the three and nine months ended September 30, 2020 respectively and $128 and $381 for the three and nine months ended September 30, 2019, respectively.
(D) Aviation time sharing agreement:
The Company is a participant to aviation time sharing agreements with entities owned by a certain director of the Company. During the three and nine months ended September 30, 2020, the Company made payments of $17 and $108, respectively, and $46 and $143 during the three and nine months ended September 30, 2019, respectively, under these agreements.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at September 30, 2020 and December 31, 2019, and our results of operations for the three and nine months ended September 30, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2020 (our "Annual Report"), and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this "Report").
Forward-looking statements
Certain statements contained in this press release may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding the projected impact of the COVID-19 global pandemic on our business operations, statements relating to the timing, benefits, costs, and synergies of the mergers with Franklin Financial Network, Inc. (“Franklin”) (the “Franklin merger”) and FNB Financial Corp. (“FNB”) (together with the Franklin merger, the “mergers”), and FB Financial’s future plans, results, strategies, and expectations. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection,” and other variations of such words and phrases and similar expressions.
These forward-looking statements are not historical facts, and are based upon current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond FB Financial’s control. The inclusion of these forward-looking statements should not be regarded as a representation by FB Financial or any other person that such expectations, estimates, and projections will be achieved. Accordingly, FB Financial cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and a continued slowdown in economic growth in the local or regional economies in which we operate and/or the US economy generally, (2) the effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and its impact on general economic and financial market conditions and on our business and our customers' business, results of operations, asset quality and financial condition, (3) changes in government interest rate policies and its impact on our business, net interest margin, and mortgage operations, (4) our ability to effectively manage problem credits, (5) the risk that the cost savings and any revenue synergies from the mergers or another acquisition may not be realized or may take longer than anticipated to be realized, (6) disruption from the mergers with customer, supplier, or employee relationships, (7) the risks related to the integrations of the combined businesses following the Franklin merger, (8) the diversion of management time on issues related to the mergers, (9) the ability of FB Financial to effectively manage the larger and more complex operations of the combined company following the Franklin merger, (10) the risks associated with FB Financial’s pursuit of future acquisitions, (11) reputational risk and the reaction of the parties’ respective customers to the mergers, (12) FB Financial’s ability to successful execute its various business strategies, (13) uncertainty regarding changes to the U.S. presidential administration and/or Congress and any resulting impact on economic policy, capital markets, federal regulation, and the response to the COVD-19 pandemic; and (14) general competitive, economic, political, and market conditions. Further information regarding FB Financial and factors which could affect the forward-looking statements contained herein can be found in FB Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and its other filings with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond FB Financial’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this release, and FB Financial undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for FB Financial to predict their occurrence or how they will affect the company. FB Financial qualifies all forward-looking statements by these cautionary statements.

Critical accounting policies
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, "Basis of presentation," in the notes to our consolidated financial statements in our Annual Report. Subsequent adoptions and changes to critical accounting policies during the three and nine months ended September 30, 2020 are further described in Note 1, "Basis of presentation" in the notes to our consolidated financial statements contained in this Report.

Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
(dollars in thousands, except per share data and %)	2020	2019	2020	2019	2019
Statement of Income Data
Total interest income	$81,127	$73,242	$216,408	$210,894	$282,537
Total interest expense	12,299	14,937	35,994	42,550	56,501
Net interest income	68,828	58,305	180,414	168,344	226,036
Provisions for credit losses	55,401	1,831	110,887	4,103	7,053
Total noninterest income	97,026	38,145	221,217	100,163	135,397
Total noninterest expense	118,092	62,935	267,230	182,155	244,841
Net (loss) income before income taxes	(7,639)	31,684	23,514	82,249	109,539
Income tax (benefit) expense	(2,040)	7,718	5,495	20,007	25,725
Net (loss) income	$(5,599)	$23,966	$18,019	$62,242	$83,814
Net interest income (tax—equivalent basis)	$69,625	$58,769	$182,386	$169,718	$227,930
Per Common Share
Basic net (loss) income	$(0.14)	$0.77	$0.52	$2.01	$2.70
Diluted net (loss) income	(0.14)	0.76	0.52	1.97	2.65
Book value (1)	26.38	24.08	26.38	24.08	24.56
Tangible book value (4)	20.87	18.03	20.87	18.03	18.55
Cash dividends declared	0.09	0.08	0.27	0.24	0.32
Selected Balance Sheet Data
Cash and cash equivalents	$1,062,391	$242,997	$1,062,391	$242,997	$232,681
Loans held for investment	7,213,538	4,345,344	7,213,538	4,345,344	4,409,642
Allowance for credit losses	(183,973)	(31,464)	(183,973)	(31,464)	(31,139)
Loans held for sale	851,951	305,493	851,951	305,493	262,518
Investment securities, at fair value	1,164,910	671,781	1,164,910	671,781	691,676
Other real estate owned, net	12,748	16,076	12,748	16,076	18,939
Total assets	11,010,438	6,088,895	11,010,438	6,088,895	6,124,921
Customer deposits	9,001,673	4,896,327	9,001,673	4,896,327	4,914,587
Brokered and internet time deposits	92,074	25,436	92,074	25,436	20,351
Total deposits	9,093,747	4,921,763	9,093,747	4,921,763	4,934,938
Borrowings	438,838	307,129	438,838	307,129	304,675
Total common shareholders' equity	1,244,998	744,835	1,244,998	744,835	762,329

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
(dollars in thousands, except per share data and %)	2020	2019	2020	2019	2019
Selected Ratios
Return on average:
Assets (2)	(0.24)%	1.59%	0.32%	1.47%	1.45%
Shareholders' equity (2)	(2.13)%	13.0%	2.61%	11.7%	11.6%
Tangible common equity (4)	(2.72)%	17.5%	3.34%	15.6%	15.4%
Average shareholders' equity to average assets	11.4%	12.2%	12.1%	12.5%	12.5%
Net interest margin (tax-equivalent basis)	3.28%	4.28%	3.53%	4.42%	4.34%
Efficiency ratio	71.2%	65.3%	66.5%	67.8%	67.7%
Adjusted efficiency ratio (tax-equivalent basis) (4)	58.2%	64.5%	59.8%	65.1%	65.4%
Loans held for investment to deposit ratio	79.3%	88.3%	79.3%	88.3%	89.4%
Yield on interest-earning assets	3.86%	5.37%	4.22%	5.53%	5.42%
Cost of interest-bearing liabilities	0.83%	1.50%	0.99%	1.52%	1.48%
Cost of total deposits	0.56%	1.11%	0.69%	1.13%	1.10%

Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income	2.55%	0.72%	2.55%	0.72%	0.71%
Allowance for credit losses to nonperforming loans	421.5%	154.5%	421.5%	154.5%	117.0%
Nonperforming loans to loans, net of unearned income	0.61%	0.47%	0.61%	0.47%	0.60%
Capital Ratios (Company)
Total common Shareholders' equity to assets	11.3%	12.2%	11.3%	12.2%	12.4%
Tier 1 capital (to average assets)	11.8%	10.1%	11.8%	10.1%	10.1%
Tier 1 capital (to risk-weighted assets (3)	12.1%	11.3%	12.1%	11.3%	11.6%
Total capital (to risk-weighted assets) (3)	15.3%	12.0%	15.3%	12.0%	12.2%
Tangible common equity to tangible assets (4)	9.2%	9.5%	9.2%	9.4%	9.7%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	11.8%	10.8%	11.8%	10.8%	11.1%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	12.1%	12.5%	12.1%	12.5%	12.8%
Tier 1 capital (to average assets)	12.4%	9.8%	12.4%	9.8%	9.9%
Tier 1 capital (to risk-weighted assets) (3)	12.7%	11.1%	12.7%	11.1%	11.5%
Total capital to (risk-weighted assets) (3)	15.0%	11.7%	15.0%	11.7%	12.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.7%	11.1%	12.7%	11.1%	11.5%
(1)Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 47,191,677, 30,865,636, and 31,034,315 as of September 30, 2020, September 30, 2019 and December 31, 2019, respectively.
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
The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year ended December 31,
(dollars in thousands, except per share data)	2020	2019	2020	2019	2019
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$118,092	$62,935	$267,230	$182,155	$244,841
Less merger and conversion, and mortgage restructuring expenses	20,730	407	25,366	6,694	7,380
Adjusted noninterest expense	$97,362	$62,528	$241,864	$175,461	$237,461
Net interest income (tax-equivalent basis)	$69,625	$58,769	$182,386	$169,718	$227,930
Total noninterest income	97,026	38,145	221,217	100,163	135,397
Less (loss) gain on sales of other real estate	(1,505)	(126)	(1,368)	112	545
Less gain (loss) on other assets	226	44	(156)	52	(104)
Less gain (loss) on securities	583	(20)	618	75	57
Adjusted noninterest income	$97,722	$38,247	$222,123	$99,924	$134,899
Adjusted operating revenue	$167,347	$97,016	$404,509	$269,642	$362,829
Efficiency ratio (GAAP)	71.2%	65.3%	66.5%	67.8%	67.7%
Adjusted efficiency ratio (tax-equivalent basis)	58.2%	64.5%	59.8%	65.1%	65.4%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders' equity to total assets:

	As of September 30,		As of December 31,
(dollars in thousands, except share and per share data)	2020	2019	2019
Tangible Assets
Total assets	$11,010,438	$6,088,895	$6,124,921
Adjustments:
Goodwill	(236,086)	(168,486)	(169,051)
Core deposit and other intangibles	(23,924)	(18,748)	(17,589)
Tangible assets	$10,750,428	$5,901,661	$5,938,281
Tangible Common Equity
Total common shareholders' equity	$1,244,998	$744,835	$762,329
Adjustments:
Goodwill	(236,086)	(168,486)	(169,051)
Core deposit and other intangibles	(23,924)	(18,748)	(17,589)
Tangible common equity	$984,988	$557,601	$575,689
Common shares outstanding	47,191,677	30,927,664	31,034,315
Book value per common share	$26.38	$24.08	$24.56
Tangible book value per common share	$20.87	$18.03	$18.55
Total common shareholders' equity to total assets	11.3%	12.2%	12.4%
Tangible common equity to tangible assets	9.2%	9.4%	9.7%
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

	Three Months Ended September 30,		Nine Months Ended September 30,		As of December 31,
(dollars in thousands)	2020	2019	2020	2019	2019
Return on average tangible common equity
Total average shareholders' equity	$1,045,006	$731,701	$923,456	$708,436	$723,494
Adjustments:
Average goodwill	(205,473)	(168,486)	(184,548)	(157,924)	(160,587)
Average intangibles, net	(20,973)	(19,523)	(19,146)	(16,897)	(17,236)
Average tangible common equity	$818,560	$543,692	$719,762	$533,615	$545,671
Net (loss) income	$(5,599)	$23,966	$18,019	$62,242	$83,814
Return on average shareholders' equity	(2.13)%	13.0%	2.61%	11.7%	11.6%
Return on average tangible common equity	(2.72)%	17.5%	3.34%	15.6%	15.4%
Overview
We are a bank holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, Kentucky and North Georgia. As of September 30, 2020, our footprint included 87 full-service bank branches serving the following Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, Jackson, Bowling Green, Kentucky, and Huntsville, Alabama and 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States and a national internet delivery channel.

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
Mergers and acquisitions
Franklin Financial Network, Inc.
On August 15, 2020, the Company completed its previously announced merger with Franklin Financial Network, Inc ("Franklin"), and its wholly owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. Under the terms of the agreement, the Company acquired total assets of $3.62 billion, loans of $2.79 billion and assumed total deposits of $3.11 billion. Total loans acquired includes a non-strategic institutional portfolio with a fair value of $318.4 million the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31.3 million in cash consideration. The Company also issued replacement restricted stock units to replace those initially granted by Franklin in 2020 that did not vest upon change in control, with a total fair value of $0.7 million attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477.8 million in aggregate consideration. The merger resulted in additional goodwill of $60.6 million being recorded based on preliminary fair value estimates of total net assets acquired and liabilities assumed in the transaction.
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
Recent developments: COVID-19 and the CARES Act
In the first nine months of 2020, the COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential have been closed or constrained to capacity limitations, individuals have been asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. During the end of second quarter of 2020, many municipalities within our footprint began loosening restrictions and many customers began returning to work, pointing to an improvement in economic conditions. Subsequent to these changes, the number of

COVID-19 cases began to rise in certain locations within our markets, or sustained at elevated levels for much of the third quarter, leading to an increase in restrictions, and slow down in commerce once again, which continues to persist. There is uncertainty regarding the long term effects on the global economy, but short term expectations include elevated unemployment and/or reduced labor participation, negative gross domestic product (GDP), alterations in business and consumer spending, depressed commercial real estate markets, and a continuation of current interest rate policies.
On March 3, 2020, the Federal Open Market Committee (‘‘FOMC’’) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. On March 15, 2020 the Federal Reserve announced it would revive its quantitative easing program to provide liquidity to the U.S. treasury and mortgage markets by committing to buy $500 billion of U.S. Treasuries and $200 billion of agency mortgage backed securities. On March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. On March 23, 2020 the Federal Reserve modified its quantitative easing program initiative to an unlimited purchase program that is expected to exceed the monetary policy support provided during the financial crisis over 10 years ago. These actions could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $670 billion program, as amended, designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee up to 24 weeks of payroll and other costs, including rent and other operating costs, to help those businesses remain viable and allow their workers to continue paying bills. As of September 30, 2020, we funded $310.7 million of PPP loans through the US Small Business Administration ("SBA"). The SBA has announced it will continue accepting PPP loan forgiveness applications in the fourth quarter of 2020, at which point we expect to begin to see a decline in these loans on our balance sheet, for which we anticipate being repaid in full.
On March 22, 2020, an Interagency Statement was issued by banking regulators encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring ("TDR") as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. We have numerous customers that have experienced financial distress, as a direct result of COVID-19, and in response we introduced a payment deferral program to assist during these unprecedented times. As of September 30, 2020, we had a recorded investment in loans remaining on Company-sponsored deferred payments programs in connection with COVID-19 relief totaling $464.8 million, or approximately 6.4% of our loans held for investment. Of the loans granted deferrals, these modifications typically range between sixty to ninety days and were not considered TDRs under the interagency regulatory guidance or the CARES Act. Additionally, we service mortgages on behalf of Fannie Mae, Freddie Mac and Ginnie Mae, and as of September 30, 2020 approximately 6% of customers serviced on behalf of the aforementioned companies have received forbearance assistance. COVID-19 is expected to continue to influence commerce worldwide and the magnitude to which our financial results will be impacted is uncertain at this time.
Overview of recent financial performance
Results of operations
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
We incurred a net loss of $5.6 million for the three months ended September 30, 2020 compared to a net income of $24.0 million for the three months ended September 30, 2019. Diluted earnings per common share represented a loss of $0.14 and earnings of $0.76 for the three months ended September 30, 2020 and 2019, respectively. Our net loss represented a return on average assets, or ROAA, of (0.24)% for the three months ended September 30, 2020 compared to a return of 1.59% for the three months ended September 30, 2019, and our return on average shareholders’ equity, or ROAE, was (2.1)% and 13.0% for the same periods. Our ratio of return on average tangible common equity, or ROATE for the three months ended September 30, 2020 and 2019 was (2.7)% and 17.5%, respectively.
These results continued to be impacted by the uncertainty in economic conditions during the quarter, however we benefited from an increase in noninterest income of $58.9 million to $97.0 million for the three months ended September 30, 2020, compared with $38.1 million for prior year period. The increase in mortgage banking income was the primary driver for the uptick in noninterest income, as a result of the lower interest rate environment. These gains were offset by increases in our provision for credit losses on loans held for investment to $45.8 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019, as well as an increase in noninterest expenses of $55.2 million to $118.1 million for the three months ended September 30, 2020, up from $62.9 million for the same period in the prior year, primarily driven by increased merger costs and other costs associated with our overall growth.
During the three months ended September 30, 2020, net interest income before the provision for credit losses increased to $68.8 million compared with $58.3 million for the three months ended September 30, 2019.
Our net interest margin, on a tax-equivalent basis, decreased to 3.28% for the three months ended September 30, 2020, compared with 4.28% for the three months ended September 30, 2019. The decline was the combined result of sustained lower interest rates and balance sheet mix during the three months ended September 30, 2020. Average yield on interest-earning assets decreased 151 basis points year over year, from 5.37% for the three months ended September 30, 2019, to 3.86% for the three months ended September 30, 2020.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Our net income decreased during the nine months ended September 30, 2020 to $18.0 million from $62.2 million for the nine months ended September 30, 2019. Diluted earnings per common share was $0.52 and $1.97 for the nine months ended September 30, 2020 and 2019, respectively. Our net income represented a ROAA of 0.32% and 1.47% for the nine months ended September 30, 2020 and 2019, respectively, and a ROAE of 2.6% and 11.7% for the same periods. Our ratio of ROATE for the nine months ended September 30, 2020 and 2019 was 3.3% and 15.6%, respectively.
These results were significantly impacted by the decline in economic conditions, the result of the onset of the COVID-19 pandemic during the first half of 2020, combined with the impact of economic forecasts incorporated in our CECL loss rate model, leading to an increase in our provision for credit losses on loans held for investment of $97.8 million for the nine months ended September 30, 2020 compared with $4.1 million for the nine months ended September 30, 2019.
During the nine months ended September 30, 2020, net interest income before provision for credit losses increased slightly to $180.4 million compared with $168.3 million in the nine months ended September 30, 2019.
Our net interest margin, on a tax-equivalent basis, decreased to 3.53% for the nine months ended September 30, 2020 as compared to 4.42% for the nine months ended September 30, 2019, influenced by declining interest rates during the current period.
Noninterest income for the nine months ended September 30, 2020 increased by $121.1 million to $221.2 million, up from $100.2 million for prior year period. The increase in noninterest income was primarily driven by an increase in mortgage banking income of $114.9 million to $189.6 million.
Noninterest expense increased to $267.2 million for the nine months ended September 30, 2020, compared with $182.2 million for the nine months ended September 30, 2019. The increase in noninterest expense is reflective of the increase in mortgage commissions stemming from elevated business activity, as well as the impact of our acquisitions and integration activities, including increases in salaries, commissions and personnel-related costs from the incremental head count.
Financial condition
Our total assets grew by 79.8% to $11.01 billion at September 30, 2020, as compared to $6.12 billion at December 31, 2019. The increase reflects additions through acquisitions amounting to $3.62 billion and $258.2 million from Franklin and Farmers National, respectively, which closed on August 15, 2020 and February 14, 2020, respectively. Loans held for investment increased $2.80 billion to $7.21 billion at September 30, 2020, compared to $4.41 billion at December 31, 2019. The increase in loans held for investment in the nine months of 2020 includes $2.44 billion and $182.2 million of loans acquired from Franklin and Farmers National, respectively, as well as $310.7 million of PPP loans originated as part of the CARES Act.
We grew total deposits by $4.16 billion to $9.09 billion at September 30, 2020, compared to $4.93 billion at December 31, 2019. The increase includes $3.11 billion of customer deposits assumed in the Franklin acquisition and $209.5 million assumed in the Farmers National acquisition.
Excluding the impact of our merger and acquisition activities, as well as the PPP loans included in loans held for investment, total assets increased 11.3%, total loans decreased 2.8%, and total deposits increased 17.1%, in each case from December 31, 2019 to September 30, 2020.

Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 15, “Segment reporting,” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased for the three months ended September 30, 2020 to a loss of $37.3 million compared to income of $29.0 million for the three months ended September 30, 2019. The results were primarily driven by an increase in the provision for credit losses on loans held for investment and unfunded loan commitments totaling $55.4 million during the three months ended September 30, 2020. Net interest income increased $10.4 million to $68.8 million during the three months ended September 30, 2020 from $58.4 million in the same period in the prior year. Noninterest income increased to $37.0 million in the three months ended September 30, 2020, compared to $19.6 million in the three months ended September 30, 2019. Noninterest expense increased $40.6 million, primarily due to costs associated with our overall growth, including the impact of our acquisition of Franklin, Farmers National and the Branches and increased salaries, commissions and employee benefits expenses. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $9.5 million in the three months ended September 30, 2020 compared to $2.6 million for the three months ended September 30, 2019.
Income before taxes from the Banking segment decreased in the nine months ended September 30, 2020 to a loss of $38.9 million, compared to income of $81.0 million for the nine months ended September 30, 2019. The results were driven by the provisions for credit losses on loans held for investment and unfunded loan commitments totaling $110.9 million during the nine months ended September 30, 2020. Net interest income increased $12.1 million to $180.4 million during the nine months ended September 30, 2020 from $168.3 million in the same period in the prior year. Noninterest income increased to $83.9 million in the nine months ended September 30, 2020 as compared to $46.0 million in the nine months ended September 30, 2019. Noninterest expense increased $63.1 million, primarily due to merger and other costs associated with our overall growth, including increased salaries, commissions and employee benefits expenses associated with incremental headcount following our acquisitions. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $18.4 million in the nine months ended September 30, 2020 compared to pre-tax net contribution of $5.4 million for the nine months ended September 30, 2019.
Mortgage
During 2019, we made a strategic decision to sell our wholesale mortgage operations, which comprise the third party origination ("TPO") and correspondent mortgage delivery channels (collectively referred to as "mortgage restructuring"). The exit of the two wholesale channels better aligns the Mortgage segment with our strategic plan and long-term vision for the Company. This has also allowed additional focus on our retail and Consumer Direct origination channels. In connection with the mortgage restructuring, the Company incurred related expenses, including $0.1 million attributed to the relief of goodwill, totaling $0.1 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.
Income before taxes from the Mortgage segment increased to $29.7 million for the three months ended September 30, 2020, compared with $2.7 million for the three months ended September 30, 2019; the result of higher volumes encouraged by the lower interest rate environment and a sustained elevation in refinancing activity. Noninterest income increased $41.5 million to $60.0 million during the three months ended September 30, 2020, compared with the three months ended September 30, 2019. The components and activity of mortgage banking income are discussed further under the heading "Noninterest income" within the "Management's discussion and analysis" section of this Report.
Noninterest expense for the three months ended September 30, 2020 and 2019 was $30.4 million and $15.8 million, respectively. Elevated noninterest expenses were mainly attributable to mortgage commissions and other costs associated with increased volumes during the three months ended September 30, 2020.
Income before taxes from the Mortgage segment increased to $62.4 million for the nine months ended September 30, 2020 as compared to $1.2 million for the nine months ended September 30, 2019 primarily due to increased volume driven by declining interest rates and an increase in refinancing activity. Noninterest income increased $83.1 million to $137.3 million during the nine months ended September 30, 2020 compared to $54.2 million for the nine months ended September 30, 2019.
Noninterest expense for the nine months ended September 30, 2020 and 2019 was $74.9 million and $53.0 million, respectively. This increase during the nine months ended September 30, 2020 is mainly attributable to a continued

increase in business activity and the result of a conducive interest rate environment for refinancing during the period, which led to an increase in related commissions and incentives expenses.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2020 and 2019.
Net interest income
Net interest income is the most significant component of our earnings, generally comprising of over 50% of our total revenues in a given quarter. Net interest income and margin are shaped by many factors, primarily the volume, term structure and mix of earning assets, funding mechanisms, and interest rate fluctuations. Other factors include accretion income on purchased loans, prepayment risk on mortgage and investment–related assets, and the composition and maturity of earning assets and interest-bearing liabilities. In response to economic uncertainty related to the COVID-19 pandemic, the Federal Reserve remains committed to using all available tools to support the economy and uphold their dual mandate of full employment and stable prices. The FOMC maintained the Federal Funds rate to zero lower bound, and maintained their commitment to open-ended purchases of Treasury securities and agency mortgage-backed securities. During the third quarter of 2020, the US Treasury yield curve steepened as short-term rates fell and long-term rates rose. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to continue having a negative impact on net interest income. Other financial impacts could occur, though such potential impacts are unknown at this time.
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net interest income increased 18.0% to $68.8 million in the three months ended September 30, 2020 compared to $58.3 million in the three months ended September 30, 2019. On a tax-equivalent basis, net interest income increased $10.9 million to $69.6 million in the three months ended September 30, 2020 as compared to $58.8 million in the three months ended September 30, 2019. The increase in tax-equivalent net interest income in the three months ended September 30, 2020 was primarily driven by an increase in loan volume influenced by the Franklin merger, and offset by a larger decrease in overall cost of deposits.
Interest income, on a tax-equivalent basis, was $81.9 million for the three months ended September 30, 2020, compared to $73.7 million for the three months ended September 30, 2019, an increase of $8.2 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $6.4 million to $71.7 million for the three months ended September 30, 2020 from $65.2 million for the three months ended September 30, 2019 primarily due to increased loan volume driven by growth in average loan balances of $1,756.1 million. The growth in average loan balance reflects the addition of $182.2 million in loans acquired from Farmers National and $2,436.7 million in loans acquired in the Franklin merger. In addition, the origination of PPP loans during the period contributed an additional $311.0 million increase in average total loans held for investment.
The tax-equivalent yield on loans held for investment was 4.70%, down 131 basis points from the three months ended September 30, 2019. The decrease in yield was primarily due to the lower interest rate environment and was also impacted by lower-yielding PPP loans originated during the period. Contractual loan interest rates yielded 4.36% in the three months ended September 30, 2020 compared with 5.50% in the three months ended September 30, 2019. PPP loans contribute 18 basis points of this decline in contractual loan yield.

The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,
	2020		2019
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$66,441	4.36%	$59,645	5.50%
Origination and other loan fee income (2)	4,029	0.26%	3,293	0.30%
Accretion on purchased loans	526	0.04%	2,102	0.19%
Nonaccrual interest collections	664	0.04%	201	0.02%
Total loan yield	$71,660	4.70%	$65,241	6.01%
(1)Includes tax-equivalent adjustment.
(2)Includes $797 of loan contractual interest and $850 of loan fees related to PPP loans for the three months ended September 30, 2020.
Accretion on purchased loans contributed 2 and 15 basis points to the NIM for the three months ended September 30, 2020 and 2019, respectively. The decrease in accretion is due in part to the adoption of CECL and purchase accounting resulting from our merger with Franklin, that contributed a net premium of $11.3 million recorded as of August 15, 2020, to be amortized as a reduction to loan interest income. Contractual interest and origination fees on PPP loans attributed 8 basis points to the NIM for the three months ended September 30, 2020. We anticipate recognizing an estimated $4.9 million in deferred origination fees, net of third party costs and deferred salaries, over the remaining life of the PPP loan portfolio.
Our NIM, on a tax-equivalent basis, decreased to 3.28% during the three months ended September 30, 2020 from 4.28% in the three months ended September 30, 2019, driven by a declining interest rate environment and change in balance sheet mix, partially attributable to our acquisition of Franklin during the period.
Interest expense was $12.3 million for the three months ended September 30, 2020, a decrease of $2.6 million as compared to the three months ended September 30, 2019. The primary driver was the decrease in interest rates on deposits of $2.9 million to $10.6 million for the three months ended September 30, 2020, compared to $13.5 million for the three months ended September 30, 2019. The decrease was largely attributed to money market deposits which decreased to $3.6 million for the three months ended September 30, 2020 from $4.6 million for the three months ended September 30, 2019 and customer time deposits which decreased to $4.8 million for the three months ended September 30, 2020 from $6.4 million for the three months ended September 30, 2019. The average rate on money markets decreased to 0.66%, down 79 basis points from the three months ended September 30, 2019. Average money market balances increased $918.6 million to $2,179.1 million during the three months ended September 30, 2020 from $1,260.6 million for the same period in the previous year. The decrease in deposit interest expense was also attributed to a $1.5 million decrease in customer time deposit interest expense during the three months ended September 30, 2020, driven by lower rates. The average rate on customer time deposits decreased 69 basis points from 2.13% for the three months ended September 30, 2019 to 1.44% for the three months ended September 30, 2020.
Deposit balance growth was partially attributed to proceeds customers received from PPP loans in addition to an increase of $45.2 million in mortgage servicing related deposits. The deposit growth from PPP loans is difficult to quantify due to the fact that depositors' cash is fluid and comes from many sources. Deposit balances of customers who received PPP funds from our originations have increased, however, it is difficult to distinguish how much of the growth was received from our PPP proceeds or other banking relationships. Total cost of deposits was 0.56% for the three months ended September 30, 2020 compared to 1.11% for the three months ended September 30, 2019.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2020			2019
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$6,062,785	$71,660	4.70%	$4,306,725	$65,241	6.01%
Loans held for sale- mortgage	486,899	3,624	2.96%	262,896	2,448	3.69%
Loans held for sale-commercial	99,745	1,336	5.33%	—	—	—%
Securities:
Taxable	604,557	2,286	1.50%	508,924	3,137	2.45%
Tax-exempt (4)	309,352	2,614	3.36%	153,633	1,588	4.10%
Total Securities(4)	913,909	4,900	2.13%	662,557	4,725	2.83%
Federal funds sold	88,626	19	0.09%	24,388	166	2.70%
Interest-bearing deposits with other financial institutions	763,251	309	0.16%	176,708	950	2.13%
FHLB stock	22,517	76	1.34%	15,976	176	4.37%
Total interest earning assets (4)	8,437,732	81,924	3.86%	5,449,250	73,706	5.37%
Noninterest Earning Assets:
Cash and due from banks	69,788			51,433
Allowance for credit losses	(144,991)			(30,484)
Other assets(3)	816,759			518,373
Total noninterest earning assets	741,556			539,322
Total assets	$9,179,288			$5,988,572
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$1,626,067	$2,194	0.54%	$971,686	$2,338	0.95%
Money market	2,179,128	3,589	0.66%	1,260,555	4,607	1.45%
Savings deposits	309,689	58	0.07%	207,221	78	0.15%
Customer time deposits	1,334,829	4,817	1.44%	1,184,737	6,362	2.13%
Brokered and internet time deposits	60,327	(85)	(0.56)%	28,273	137	1.92%
Time deposits	1,395,156	4,732	1.35%	1,213,010	6,499	2.13%
Total interest-bearing deposits	5,510,040	10,573	0.76%	3,652,472	13,522	1.47%
Other interest-bearing liabilities:
Securities sold under agreemnets to repurchase and federal funds purchased	37,309	51	0.54%	30,585	80	1.04%
Federal Home Loan Bank advances	249,457	406	0.65%	248,315	918	1.47%
Subordinated debt	95,048	1,222	5.11%	30,930	417	5.35%
Other borrowings	15,015	47	1.25%	—	—	—%
Total other interest-bearing liabilities	396,829	1,726	1.73%	309,830	1,415	1.81%
Total Interest-bearing liabilities	5,906,869	12,299	0.83%	3,962,302	14,937	1.50%
Noninterest bearing liabilities:
Demand deposits	2,050,084			1,180,685
Other liabilities	177,329			113,884
Total noninterest-bearing liabilities	2,227,413			1,294,569
Total liabilities	8,134,282			5,256,871
Shareholders' equity	1,045,006			731,701
Total liabilities and shareholders' equity	$9,179,288			$5,988,572
Net interest income (tax-equivalent basis)		$69,625			$58,769
Interest rate spread (tax-equivalent basis)			3.03%			3.87%
Net interest margin (tax-equivalent basis) (5)			3.28%			4.28%
Cost of total deposits			0.56%			1.11%
Average interest-earning assets to average interesting-bearing liabilities			142.8%			137.5%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $4.0 million and $3.3 million, accretion of $0.5 million and $2.1 million, and nonaccrual interest collections of $0.7 million and $0.2 million are included in interest income in the three months ended September 30, 2020 and 2019, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.8 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net interest income increased 7.17% to $180.4 million in the nine months ended September 30, 2020 compared to $168.3 million in the nine months ended September 30, 2019. On a tax-equivalent basis, net interest income increased $12.7 million to $182.4 million in the nine months ended September 30, 2020 as compared to $169.7 million in the nine months ended September 30, 2019. The increase in tax-equivalent net interest income in the nine months ended September 30, 2020 was primarily driven by increased total volume in loans held for investment, reflecting the impact of our acquisitons from Franklin and Farmers National during the period, which were offset by a larger decrease in rates on deposits, particularly money market accounts.
Interest income, on a tax-equivalent basis, was $218.4 million for the nine months ended September 30, 2020, compared to $212.3 million for the nine months ended September 30, 2019, an increase of $6.1 million.
Average loan balances increased $1,041.6 million during the nine months ended September 30, 2020, reflecting the addition of loans held for investment from Franklin and Farmers National. Additionally, average loans held for investment includes $182.2 million in average PPP loan balances. Partially offsetting the increase in average volume of loans held for investment was a decrease in yield due in part to lower accretion on acquired loans. The tax-equivalent yield on loans held for investment was 5.01%, down 112 basis points from the nine months ended September 30, 2019. Contractual loan interest rates yielded 4.65% during the nine months ended September 30, 2020 compared with 5.58% in the nine months ended September 30, 2019 driven by the declining interest rate environment influenced by COVID-19.
The components of our loan yield, a key driver to our NIM for the nine months ended September 30, 2020 and 2019, were as follows:

	Nine Months Ended September 30,
	2020		2019
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$178,056	4.65%	$169,850	5.58%
Origination and other loan fee income (2)	9,441	0.25%	10,114	0.33%
Accretion on purchased loans	3,080	0.08%	6,030	0.20%
Nonaccrual interest collections	1,101	0.03%	446	0.01%
Syndicated loan fee income	—	—%	200	0.01%
Total loan yield	$191,678	5.01%	$186,640	6.13%
(1)Includes tax equivalent adjustment.
(2)Includes $1.4 million of loan contractual interest and $1.5 million of loan fees related to PPP loans for the nine months ended September 30, 2020.
Accretion on purchased loans contributed 6 basis points to the NIM for the nine months ended September 30, 2020 compared to 16 basis points for the same period in 2019. Contractual interest and origination fees on PPP loans attributed 8 basis point to the NIM for the nine months ended September 30, 2020.
Our NIM, on a tax-equivalent basis, decreased to 3.53% during the nine months ended September 30, 2020 from 4.42% in the nine months ended September 30, 2019, driven by the highly competitive markets we serve, a declining interest rate environment and increased volume and change in balance sheet mix influenced by our acquisitions.
Interest expense was $36.0 million for the nine months ended September 30, 2020, a decrease of $6.6 million as compared to the nine months ended September 30, 2019. The primary driver for the decrease was interest expense on deposits, which decreased by $6.8 million to $32.1 million for the nine months ended September 30, 2020, compared to $38.9 million for the nine months ended September 30, 2019. The decrease was primarily attributed to the decrease in rates on money market accounts with a secondary driver of lower rates on customer time deposits. The average rate on money markets decreased to 0.78%, down 69 basis points from the nine months ended September 30, 2019. Average money market balances increased $476.1 million to $1,661.9 million during the nine months ended September 30, 2020 from $1,185.7 million for the same period in the previous year. Additionally, the average rate on customer time deposits decreased to 1.71% for the nine months ended September 30, 2020 from 2.09% during the nine months ended September 30, 2019, which was again influenced by the overall interest rate environment and funding strategy.

Deposit balance growth was impacted by the $209.5 million and $3,107.0 million in deposits assumed in our mergers with Farmers National and Franklin, respectively. Total cost of deposits was 0.69% for the nine months ended September 30, 2020 compared to 1.13% for the nine months ended September 30, 2019.
Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$5,112,130	$191,678	5.01%	$4,070,535	$186,640	6.13%
Loans held for sale-mortgage	353,540	8,561	3.23%	253,629	7,871	4.15%
Loans held for sale-commercial	33,491	1,336	5.33%	—	—	—%
Securities:
Taxable	537,427	7,961	1.98%	519,941	10,254	2.64%
Tax-exempt (4)	247,674	6,703	3.62%	146,336	4,704	4.30%
Total Securities (4)	785,101	14,664	2.49%	666,277	14,958	3.00%
Federal funds sold	82,089	274	0.45%	18,355	377	2.75%
Interest-bearing deposits with other financial institutions	520,858	1,585	0.41%	111,551	1,861	2.23%
FHLB stock	18,547	282	2.03%	14,867	561	5.05%
Total interest earning assets (4)	6,905,756	218,380	4.22%	5,135,214	212,268	5.53%
Noninterest Earning Assets:
Cash and due from banks	64,150			52,108
Allowance for credit losses	(101,005)			(30,041)
Other assets (3)	738,866			490,424
Total noninterest earning assets	702,011			512,491
Total assets	$7,607,767			$5,647,705
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$1,287,684	$6,090	0.63%	$939,654	$6,687	0.95%
Money market	1,661,867	9,739	0.78%	1,185,745	13,071	1.47%
Savings deposits	261,058	178	0.09%	195,822	222	0.15%
Customer time deposits	1,245,324	15,952	1.71%	1,148,180	17,970	2.09%
Brokered and internet time deposits	32,610	91	0.37%	52,759	915	2.32%
Time deposits	1,277,934	16,043	1.68%	1,200,939	18,885	2.10%
Total interest bearing deposits	4,488,543	32,050	0.95%	3,522,160	38,865	1.48%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	32,215	158	0.66%	25,992	232	1.19%
Federal Home Loan Bank advances	249,818	1,525	0.82%	166,450	2,216	1.78%
Subordinated debt	52,459	2,042	5.20%	30,930	1,237	5.35%
Other borrowings	12,671	219	2.31%	—	—	—%
Total other interest-bearing liabilities	347,163	3,944	1.52%	223,372	3,685	2.21%
Total interest-bearing liabilities	4,835,706	35,994	0.99%	3,745,532	42,550	1.52%
Noninterest bearing liabilities:
Demand deposits	1,698,618			1,088,876
Other liabilities	149,987			104,861
Total noninterest-bearing liabilities	1,848,605			1,193,737
Total liabilities	6,684,311			4,939,269
Shareholders' equity	923,456			708,436
Total liabilities and shareholders' equity	$7,607,767			$5,647,705
Net interest income (tax-equivalent basis)		$182,386			$169,718
Interest rate spread (tax-equivalent basis)			3.23%			4.01%
Net interest margin (tax-equivalent basis) (5)			3.53%			4.42%
Cost of total deposits			0.69%			1.13%
Average interest-earning assets to average interest-bearing liabilities			142.8%			137.1%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $9.4 million and $10.1 million, accretion of $3.1 million and $6.0 million, nonaccrual interest collections of $1.1 million and $0.4 million, and syndicated loan fees of $0 and $0.2 million are included in interest income in the nine months ended September 30, 2020 and 2019, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $2.0 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis
The tables below present the components of the changes in net interest income for the three and nine months ended September 30, 2020 and 2019. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans (1)(2)	$20,756	$(14,337)	$6,419
Loans held for sale - residential	1,667	(491)	1,176
Loans held for sale - commercial	1,336	—	1,336
Securities available for sale and other securities:
Taxable	362	(1,213)	(851)
Tax Exempt (2)	1,316	(290)	1,026
Federal funds sold and balances at Federal Reserve Bank	14	(161)	(147)
Time deposits in other financial institutions	237	(878)	(641)
FHLB stock	22	(122)	(100)
Total interest income (2)	25,710	(17,492)	8,218
Interest-bearing liabilities:
Interest-bearing checking	883	(1,027)	(144)
Money market	1,513	(2,531)	(1,018)
Savings deposits	19	(39)	(20)
Customer time deposits	542	(2,087)	(1,545)
Brokered and internet time deposits	(45)	(177)	(222)
Securities sold under agreements to repurchase and federal funds purchased	9	(38)	(29)
Federal Home Loan Bank advances	2	(514)	(512)
Subordinated debt	824	(19)	805
Other borrowings	47	—	47
Total interest expense	3,794	(6,432)	(2,638)
Change in net interest income (2)	$21,916	$(11,060)	$10,856
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $4.0 million and $3.3 million, accretion of $0.5 million and $2.1 million and nonaccrual interest collections of $0.7 million and $0.2 million are included in interest income for the three months ended September 30, 2020 and 2019, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Total
Interest-earning assets:
Loans (1)(2)	$39,054	$(34,016)	$5,038
Loans held for sale - residential	2,419	(1,729)	690
Loans held for sale - commercial	1,336	—	1,336
Securities available for sale and other securities:
Taxable	259	(2,552)	(2,293)
Tax Exempt (2)	2,743	(744)	1,999
Federal funds sold and balances at Federal Reserve Bank	213	(316)	(103)
Time deposits in other financial institutions	1,246	(1,522)	(276)
FHLB stock	56	(335)	(279)
Total interest income (2)	47,326	(41,214)	6,112
Interest-bearing liabilities:
Interest-bearing checking	1,646	(2,243)	(597)
Money market	2,790	(6,122)	(3,332)
Savings deposits	44	(88)	(44)
Customer time deposits	1,244	(3,262)	(2,018)
Brokered and internet time deposits	(56)	(768)	(824)
Securities sold under agreements to repurchase and federal funds purchased	31	(105)	(74)
Federal Home Loan Bank advances	509	(1,200)	(691)
Subordinated debt	838	(33)	805
Other borrowings	219	—	219
Total interest expense	7,265	(13,821)	(6,556)
Change in net interest income (2)	$40,061	$(27,393)	$12,668
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $9.4 million and $10.1 million, accretion of $3.1 million and $6.0 million, nonaccrual interest collections of $1.1 million and $0.4 million, and syndicated loan fee income of $0 and $0.2 million are included in interest income for the nine months ended September 30, 2020 and 2019, respectively.
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
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Our provision for credit losses on loans held for investment for the three months ended September 30, 2020 was $45.8 million as compared to $1.8 million for the three months ended September 30, 2019. The steep year-over-year increase in the provision for credit losses was primarily the result of conforming the acquired Franklin loan portfolio to comply with CECL under our established framework and governance model, as CECL requires the establishment of an allowance for credit losses for non-purchased credit deteriorated loans be recognized through the provision for credit losses on the acquisition date. On a standalone basis, the acquired Franklin loan portfolio increased the provision for credit losses by $53.2 million for the three months ended September 30, 2020. Outside of the impact of Franklin on the provision for credit losses, the remaining loan portfolio benefited from improved economic forecasts, seen for the first time in 2020, reflective of the resumption of more normalized commercial activity within our markets. As such, we reduced the provision by $7.3 million based on these improved economic forecasts. Additionally, given the pervasive impact of COVID-19, we also performed additional qualitative evaluations on certain classes of financing receivables, in line with our established qualitative framework. These evaluations weighed the impact of the current economic outlook, status of federal government stimulus programs, and demographic considerations, among other factors. See further discussion under the subheading "Allowance for credit losses".
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Our provision for credit losses on loans held for investment for the nine months ended September 30, 2020 was $97.8 million as compared to $4.1 million for the nine months ended September 30, 2019. The increase in provision for credit losses was primarily the result of merger and acquisition activity, namely Farmers National and Franklin, and the impact of applying CECL on the acquired loan portfolios. As discussed above, CECL requires the establishment of an allowance for credit losses for non-purchased credit deteriorated loans be recognized through the provision for credit losses on the acquisition date. The provision for credit losses on loans held for investment recognized in expense in conjunction with the Farmers National acquisition on February 14, 2020 amounted to $2.9 million. The provision for credit losses on loans held for investment recognized in expense in conjunction with the Franklin acquisition on August 15, 2020 amounted to $52.8 million. For the nine months ended September 30, 2020, we have projected sustained deterioration in the loss drivers and economic outlook, compared with the prior year period, over the reasonable and supportable forecast period resulting from COVID-19, as discussed above.
Upon and subsequent to adoption of CECL, for available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via the provision for credit losses. At January 1, 2020 and September 30, 2020, we determined that all available-for-sale debt securities that experienced a decline in fair value below the amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the nine months ended September 30, 2020.
Noninterest income
Our noninterest income includes gains on sales of mortgage loans, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Mortgage banking income	$84,686	$29,193	$189,599	$74,740
Service charges on deposit accounts	2,162	2,416	6,583	6,822
ATM and interchange fees	3,913	3,188	10,653	8,846
Investment services and trust income	1,828	1,336	4,893	3,918
Gain (loss) from securities, net	583	(20)	618	75
(Loss) gain on sales or write-downs of other real estate owned	(1,505)	(126)	(1,368)	112
Gain (loss) from other assets	226	44	(156)	52
Other	5,133	2,114	10,395	5,598
Total noninterest income	$97,026	$38,145	$221,217	$100,163
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Noninterest income amounted to $97.0 million for the three months ended September 30, 2020, an increase of $58.9 million, or 154.4%, as compared to $38.1 million for the three months ended September 30, 2019. Changes in selected components of noninterest income in the above table are discussed below.
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

Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $84.7 million and $29.2 million for the three months ended September 30, 2020 and 2019, respectively.
During the three months ended September 30, 2020, the Bank’s mortgage operations had sales of $1.77 billion which generated a sales margin of 4.32%. This compares to $1.22 billion and 2.29% for the three months ended September 30, 2019. The increase in sales margin is a result of the mortgage restructuring in 2019 and productive market conditions in 2020. The industry began to see rates decline during the first quarter of 2019 after rising through much of 2018. As interest rates continued to drift lower throughout 2019, the industry began to experience heightened refinancing activity that has carried over and accelerated into 2020. Mortgage banking income from gains on sale and related fair value changes increased to $86.6 million during the three months ended September 30, 2020 compared to $30.3 million for the three months ended September 30, 2019. Total interest rate lock volume increased $782.4 million, or 47.8%, during the three months ended September 30, 2020 compared to the same period in the previous year. Our interest rate lock volume during three months ended September 30, 2020 was composed of 76.1% refinancing activity compared with 68.7% during the same period in the previous year.
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
Income from mortgage servicing of $5.5 million and $4.0 million for three months ended September 30, 2020 and 2019, respectively, was offset by declines in fair value of MSRs and related hedging activity of $7.4 million and $5.1 million in the three months ended September 30, 2020 and 2019, respectively.
The components of mortgage banking income for three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Mortgage banking income:
Origination and sales of mortgage loans	$76,506	$28,020
Net change in fair value of loans held for sale and derivatives	10,084	2,304
Change in fair value on MSRs	(7,440)	(5,091)
Mortgage servicing income	5,536	3,960
Total mortgage banking income	$84,686	$29,193
Interest rate lock commitment volume by line of business:
Consumer direct	$1,453,238	$973,142
Retail	965,434	503,861
Correspondent	—	159,263
Total	$2,418,672	$1,636,266
Interest rate lock commitment volume by purpose (%):
Purchase	23.9%	31.3%
Refinance	76.1%	68.7%
Mortgage sales	$1,770,043	$1,223,985
Mortgage sale margin	4.32%	2.29%
Closing volume	$1,932,450	$1,237,599
Outstanding principal balance of mortgage loans serviced	$9,101,007	$6,297,723
Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $24.7 million and $10.7 million for the three months ended September 30, 2020 and 2019, respectively, and mortgage banking income attributable to our Mortgage segment was $60.0 million and $18.5 million for the three months ended September 30, 2020 and 2019, respectively.
Other noninterest income for the three months ended September 30, 2020 increased $3.0 million to $5.1 million as compared to other noninterest income of $2.1 million for three months ended September 30, 2019. This increase reflects increases associated with growth and volume of business, which is partially attributable our mergers.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Noninterest income amounted to $221.2 million for the nine months ended September 30, 2020, an increase of $121.1 million, or 120.9%, as compared to $100.2 million for the nine months ended September 30, 2019. Changes in selected components of noninterest income in the above table are discussed below. Except as discussed below, the description of noninterest income as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.
Mortgage banking income was $189.6 million and $74.7 million for the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, the Bank’s mortgage operations had sales of $4.41 billion which generated a sales margin of 3.46%. This compares to $3.45 billion and 1.88% for the nine months ended September 30, 2019. Mortgage banking income from gains on sale and related fair value changes increased to $200.5 million during the nine months ended September 30, 2020 compared to $72.7 million for the nine months ended September 30, 2019. Total interest rate lock volume increased $1.93 billion, or 40.0%, during the nine months ended September 30, 2020 over the same period in the previous year.
Income from mortgage servicing of $15.7 million and $12.8 million for nine months ended September 30, 2020 and 2019, respectively, was offset by declines in fair value of MSRs and related hedging activity of $26.5 million and $10.8 million in the nine months ended September 30, 2020 and 2019, respectively.
The components of mortgage banking income for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Mortgage banking income:
Origination and sales of mortgage loans	$152,411	$64,903
Net change in fair value of loans held for sale and derivatives	48,067	7,846
Change in fair value on MSRs	(26,546)	(10,772)
Mortgage servicing income	15,667	12,763
Total mortgage banking income	$189,599	$74,740
Interest rate lock commitment volume by line of business:
Consumer direct	$4,248,741	$2,300,715
Third party origination (TPO)	—	327,373
Retail	2,502,817	1,202,668
Correspondent	—	990,646
Total	$6,751,558	$4,821,402
Interest rate lock commitment volume by purpose (%):
Purchase	21.9%	46.2%
Refinance	78.1%	53.8%
Mortgage sales	$4,406,932	$3,448,871
Mortgage sale margin	3.46%	1.88%
Closing volume	$4,739,497	$3,477,658
Outstanding principal balance of mortgage loans serviced	$9,101,007	$6,297,723

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $52.3 million and $20.5 million for the nine months ended September 30, 2020 and 2019, respectively, and mortgage banking income attributable to our Mortgage segment was $137.3 million and $54.2 million for the nine months ended September 30, 2020 and 2019, respectively.
ATM and interchange fees include debit card interchange, ATM and other consumer fees. These fees increased $1.8 million to $10.7 million during nine months ended September 30, 2020 as compared to $8.8 million for the nine months ended September 30, 2019. This increase is attributable to our growth in deposits and increased volume of transactions, partially attributable to our acquisitions during the period. Though we have not experienced a decline yet, if our asset size remains over $10 billion as of December 31, 2020, our ATM and interchange fee income is expected to decline as a result of the Durbin amendment, which limits interchange fees banking institutions with asset sizes greater than $10 billion are permitted to charge.

Other noninterest income for the nine months ended September 30, 2020 increased $4.8 million to $10.4 million as compared to other noninterest income of $5.6 million for nine months ended September 30, 2019. This increase reflects increased interest rate swap fee income and increases associated with growth and volume of business, which is partially attributable to growth from our mergers.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Salaries, commissions and employee benefits	$67,676	$40,880	$166,556	$112,495
Occupancy and equipment expense	4,892	4,058	13,166	12,107
Legal and professional fees	1,917	1,993	5,427	5,412
Data processing	2,994	2,816	8,229	7,843
Merger costs	20,730	295	25,366	4,699
Amortization of core deposit and other intangibles	1,417	1,197	3,825	3,180
Advertising	2,256	1,895	7,236	7,066
Other expense	16,210	9,801	37,425	29,353
Total noninterest expense	$118,092	$62,935	$267,230	$182,155

Three months ended September 30, 2020 compared to three months ended September 30, 2019
Noninterest expense increased by $55.2 million during the three months ended September 30, 2020 to $118.1 million as compared to $62.9 million in the three months ended September 30, 2019. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 57.3% and 65.0% of total noninterest expense in the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, salaries and employee benefits expense increased $26.8 million, or 65.5%, to $67.7 million as compared to $40.9 million for the three months ended September 30, 2019. This increase was mainly driven by an increase of $12.5 million in commissions and incentives expenses resulting from increased mortgage production. The increase also reflects the impact of our headcount increase resulting from our recent merger and acquisitions.
Costs resulting from our equity compensation grants during the three months ended September 30, 2020 and 2019 amounted to $3.0 million and $1.8 million, respectively. These grants comprise restricted stock units granted in conjunction with our 2016 IPO to all full-time associates and are extended to new associates each year, in addition to annual performance grants. Additionally, this expense includes costs related to performance-based restricted stock units granted during 2020 which resulted in $0.2 million in expense during the three months ended September 30, 2020. We also issued replacement restricted stock units for those initially granted during 2020 by Franklin, which did not vest upon change in control. During the three months ended September 30, 2020, we recognized $0.2 million of expense related to these awards. We expect to see elevated levels of expense from equity compensation grants as a result of this grant, which retains its original vesting schedule as granted by Franklin, with graded vesting through the requisite service period ending in the first quarter of 2023.
Merger costs amounted to $20.7 million for the three months ended September 30, 2020 compared to $0.3 million for the three months ended September 30, 2019. Merger costs during the three months ended September 30, 2020 include costs associated with the integration and conversion related to our merger with Franklin that was completed during the third quarter. For the three months ended September 30, 2020, merger costs consisted of $6.5 million of contract termination costs, $4.4 million of branch closing and consolidation costs, $3.8 million of professional fees, $3.2 million of severance and separation benefits, $2.5 million of conversion-related costs, and $0.3 million of other acquisition-related costs. Costs during the previous year were related to our acquisition of the Branches, which closed during the second quarter of the previous year. We anticipate incurring additional conversion-related merger costs through the end of 2020, as well as severance and separation benefits through the first half of 2021 for certain merger-related employment agreements.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $6.4 million during the three months ended September 30, 2020 to $16.2 million compared to $9.8 million during the three months ended September 30, 2019. The increase reflects costs associated with our growth, including the impact of our merger with Franklin and acquisitions of Farmers National and the Branches, as well as a one-time prepayment penalty of $2.6 million, incurred in connection with our repayment of $50.0 million in 90 day fixed rate advances. During the three months ended September 30, 2019, other noninterest expense also included mortgage restructuring charges of $0.8 million.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Noninterest expense increased by $85.1 million during the nine months ended September 30, 2020 to $267.2 million as compared to $182.2 million in the nine months ended September 30, 2019. Changes in selected components of noninterest expense in the above table are discussed below. Except as discussed below, the description of noninterest expense as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 62.3% and 61.8% of total noninterest expense in the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, salaries and employee benefits expense increased $54.1 million, or 48.1%, to $166.6 million as compared to $112.5 million for the nine months ended September 30, 2019. This increase included an increase in mortgage-related commissions and incentives of $29.3 million resulting from increased mortgage production during the nine months ended September 30, 2020 compared with the same period in the prior year.
Costs resulting from our equity compensation grants during the nine months ended September 30, 2020 and 2019 amounted to $7.3 million and $5.6 million, respectively. Additionally, during 2020, the Company began awarding performance-based restricted stock units which resulted in $0.6 million in expense during the nine months ended September 30, 2020.
Merger costs amounted to $25.4 million for the nine months ended September 30, 2020 compared to $4.7 million for the nine months ended September 30, 2019. Merger costs during the nine months ended September 30, 2020 include costs associated with the integration and conversion related to our acquisition of Farmers National and merger with Franklin, completed in the first and third quarters of 2020, respectively.
Other noninterest expense increased $8.1 million during the nine months ended September 30, 2020 to $37.4 million compared to $29.4 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, other noninterest expense also included mortgage restructuring charges of $2.0 million.
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
Our efficiency ratio was 71.2% and 66.5% for the three and nine months ended September 30, 2020, respectively, and 65.3% and 67.8% for the three and nine months ended September 30, 2019, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 58.2% and 59.8% for the three and nine months ended September 30, 2020, respectively, and 64.5% and 65.1% for the three and nine months ended September 30, 2019, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Return on average total assets	(0.24)%	1.59%	0.32%	1.47%	1.45%
Return on average shareholders' equity	(2.13)%	13.0%	2.61%	11.7%	11.6%
Dividend payout ratio	(77.4)%	10.7%	56.4%	12.3%	12.2%
Average shareholders’ equity to average assets	11.4%	12.2%	12.1%	12.5%	12.5%

Due to the impact of the COVID-19 pandemic, the Company recognized significant increases in provision for credit losses, which resulted in return on average total assets of (0.24)% and 0.32% for the three and nine months ended September 30, 2020, respectively, as compared to 1.59% and 1.47% for the three and nine months ended September 30, 2019, respectively. Return on average shareholders’ equity was (2.13)% and 2.61% for the three and nine months ended September 30, 2020, respectively as compared to 13.0% and 11.7% for the three and nine months ended September 30, 2019, respectively. The onset of the COVID-19 pandemic, our acquisition of Franklin, and the resulting increases in the provision for credit losses resulted in a net loss during the three months ended September 30, 2020, which drove an unusual dividend payout ratio for the quarter that is not reflective of historical payout ratios or longer-term intent.
Income taxes
We recorded an income tax benefit of $2.0 million compared with income tax expense of $7.7 million for the three months ended September 30, 2020 and 2019, respectively, and income tax expense of $5.5 million and $20.0 million for the nine months ended September 30, 2020 and 2019, respectively. This represents effective tax rates of 26.7% and 23.4% for the three months ended September 30, 2020 and 2019, respectively, and 24.4% and 24.3% for the nine months ended September 30, 2020 and 2019, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and tax credits, and additional deductions for equity-based compensation upon the distribution of RSUs.
Financial condition
The following discussion of our financial condition compares balances as of September 30, 2020 with December 31, 2019.
Total assets
Our total assets were $11.01 billion at September 30, 2020, compared to total assets of $6.12 billion as of December 31, 2019. The increase was attributable to our acquisition of Farmers National, completed on February 14, 2020 and merger with Franklin on August 15, 2020, which added assets of $258.2 million and $3.62 billion, respectively, combined with our participation in the PPP. As of September 30, 2020, we have originated over 2,993 PPP loans, increasing loans held for investment by $310.7 million. The SBA will continue accepting PPP forgiveness applications in the fourth quarter of 2020, at which point we expect to begin to see a decline in these loans, for which we anticipate being repaid in full. Additionally, we held cash and cash equivalents of $1.06 billion at September 30, 2020, an increase of $829.7 million during the first nine months of 2020, up from $232.7 million at December 31, 2019. As a result of the COVID-19 pandemic and the upcoming Franklin merger, we have taken appropriate measures to ensure adequate liquidity.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 65.5% and 72.0% of our total assets as of September 30, 2020 and December 31, 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “participated loans”). At September 30, 2020 and December 31, 2019, loans held for investment included approximately $229.0 million and $103.4 million, respectively, related to participated loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans by type
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial (1)	$1,417,671	20%	$1,034,036	23%
Construction	1,190,878	16%	551,101	13%
Residential real estate:
1-to-4 family	1,140,611	16%	710,454	16%
Line of credit	420,318	6%	221,530	5%
Multi-family	165,937	2%	69,429	2%
Commercial real estate:
Owner-Occupied	924,987	13%	630,270	14%
Non-Owner Occupied	1,644,400	23%	920,744	21%
Consumer and other	308,736	4%	272,078	6%
Total loans	$7,213,538	100%	$4,409,642	100%
(1)Includes $310,719 of loans originated as part of the PPP at September 30, 2020, established by the CARES Act, in response to the COVID-19 pandemic. The PPP is administered by the SBA; loans originated as part of the PPP may be forgiven by the SBA under a set of defined rules.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2020 and December 31, 2019, there were no concentrations of loans exceeding 10% of loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. While most industries have and are expected to continue to experience adverse impacts as a result of COVID–19, certain industries present more risk than others. As of September 30, 2020, outstanding loan principal balances of loans in deferral status amounted to $309.0 million in industries that we consider areas of concern that we continue to monitor. The following presents industry loan categories considered to be “of concern” in relation to our total portfolio as of September 30, 2020.

Industry	Approximate % of total loans	Description of components
Retail lending	8.7%	Includes non-owner occupied CRE, automobile, recreational vehicle and boat dealers, gas stations and convenience stores, pharmacies and drug stores, and sporting goods.
Healthcare	4.7%	Includes assisted living, nursing and continuing care, medical practices, social assistance, mental health and substance abuse centers.
Hotel	4.7%	Vast majority of hotel exposure is built around long-term successful hotel operators and strong flags located within our banking footprint.
Other leisure	1.8%	Includes marinas, recreational vehicle parks and campgrounds, fitness and recreational sports centers, sports teams and clubs, historical sites, and theaters.
Transportation	1.8%	Includes trucking exposure made up of truckload operators, equipment lessors to owner/operators, and local franchisees of major national trucking companies. Also includes air travel (no commercial airlines) and support and to a lesser extent, consumer charter and transportation and warehousing.
Restaurants	1.9%	Majority made up of full service restaurants with no major concentration by operator or brand. Also includes limited service restaurants and bars.
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
The table below shows concentration ratios for the Bank and Company as of September 30, 2020 and December 31, 2019, which both were within the stated thresholds.

	As a percentage (%) of risk based capital
	FirstBank	FB Financial Corporation
September 30, 2020
Construction	90.6%	89.3%
Commercial real estate	228.3%	225.0%
December 31, 2019
Construction	88.4%	87.0%
Commercial real estate	247.4%	243.4%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the CARES Act. The PPP is administered by the SBA, and loans we originated as part of the PPP may be forgiven by the SBA under a set of defined rules. These federally guaranteed loans were intended to provide up to 24 weeks of payroll and other operating costs as a source of aid to small- and medium-sized businesses. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. As of September 30, 2020, our commercial and industrial loans comprised $1,417.7 million, or 20% of loans, compared to $1,034.0 million, or 23% of loans, as of December 31, 2019. Excluding PPP loans totaling $310.7 million as of September 30, 2020, our commercial and industrial loans comprised $1,107.0 million.
Commercial real estate owner-occupied loans.    Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. As of September 30, 2020, our owner occupied commercial real estate loans comprised $925.0 million, or 13% of loans, compared to $630.3 million, or 14%, of loans, as of December 31, 2019.
Commercial real estate non-owner occupied loans.    Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. As of September 30, 2020, our non-owner occupied commercial real estate loans comprised $1,644.4 million, or 23%, of loans, compared to $920.7 million, or 21% of loans, as of December 31, 2019.
Residential real estate 1-4 family mortgage loans.    Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. We intend to continue to make residential 1-4 family housing loans at a similar pace, so long as housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. First lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate. As of September 30, 2020, our residential real estate mortgage loans comprised $1,140.6 million, or 16% of loans, compared to $710.5 million, or 16%, of loans as of December 31, 2019.
Residential line of credit loans.    Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our home equity loans as of September 30, 2020 comprised $420.3 million or 6% of loans compared to $221.5 million, or 5%, of loans as of December 31, 2019.
Multi-family residential loans.    Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. These loans may be affected by unemployment or underemployment and deteriorating market values of real estate. Our multifamily loans as of September 30, 2020 comprised $165.9 million, or 2% of loans, compared to $69.4 million, or 2%, of loans as of December 31, 2019.
Construction loans.    Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. We expect to continue to make construction loans at a similar pace so long as demand continues and the market for and values of such properties remain stable or continue to improve in our markets. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. As of September 30, 2020, our construction loans comprised $1,190.9 million, or 16% of loans compared to $551.1 million, or 13% of loans as of December 31, 2019.
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio. As of September 30, 2020, our consumer and other loans comprised $308.7 million, or 4% of loans, compared to $272.1 million, or 6% of loans as of December 31, 2019.

Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of September 30, 2020 and December 31, 2019. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled repayments. As of September 30, 2020 and December 31, 2019, the Company had $22.6 million and $23.1 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of September 30, 2020
Commercial and industrial	$199,847	$1,057,734	$160,090	$1,417,671
Commercial real estate:
Owner occupied	113,426	465,293	346,268	924,987
Non-owner occupied	172,814	764,362	707,224	1,644,400
Residential real estate:
1-to-4 family	81,969	364,612	694,030	1,140,611
Line of credit	23,587	84,612	312,119	420,318
Multi-family	4,668	61,947	99,322	165,937
Construction	593,499	393,251	204,128	1,190,878
Consumer and other	29,789	81,585	197,362	308,736
Total ($)	$1,219,599	$3,273,396	$2,720,543	$7,213,538
Total (%)	16.9%	45.4%	37.7%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2019
Commercial and industrial	$396,045	$501,693	$136,298	$1,034,036
Commercial real estate:
Owner occupied	97,724	367,072	165,474	630,270
Non-owner occupied	109,172	552,333	259,239	920,744
Residential real estate:
1-to-4 family	63,297	258,570	388,587	710,454
Line of credit	7,179	47,629	166,722	221,530
Multi-family	1,793	57,602	10,034	69,429
Construction	241,872	259,942	49,287	551,101
Consumer and other	38,830	66,016	167,232	272,078
Total ($)	$955,912	$2,110,857	$1,342,873	$4,409,642
Total (%)	21.7%	47.9%	30.4%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of September 30, 2020 and December 31, 2019.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2020
Commercial and industrial	$646,719	$571,105	$1,217,824
Commercial real estate:
Owner occupied	506,886	304,675	811,561
Non-owner occupied	533,666	937,920	1,471,586
Residential real estate:
1-to-4 family	827,473	231,169	1,058,642
Line of credit	2,399	394,332	396,731
Multi-family	79,696	81,573	161,269
Construction	143,652	453,727	597,379
Consumer and other	257,802	21,145	278,947
Total ($)	$2,998,293	$2,995,646	$5,993,939
Total (%)	50.0%	50.0%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
Commercial and industrial	$288,666	$349,325	$637,991
Commercial real estate:
Owner occupied	422,684	109,862	532,546
Non-owner occupied	324,951	486,621	811,572
Residential real estate:
1-to-4 family	532,409	114,748	647,157
Line of credit	892	213,459	214,351
Multi-family	49,091	18,545	67,636
Construction	93,342	215,887	309,229
Consumer and other	215,822	17,426	233,248
Total ($)	$1,927,857	$1,525,873	$3,453,730
Total (%)	55.8%	44.2%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2020 and December 31, 2019.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2020
One year or less	$249,701	$969,898	$1,219,599
One to five years	1,999,391	1,274,005	3,273,396
More than five years	998,902	1,721,641	2,720,543
Total ($)	$3,247,994	$3,965,544	$7,213,538
Total (%)	45.0%	55.0%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
One year or less	$381,148	$574,764	$955,912
One to five years	1,224,977	885,880	2,110,857
More than five years	702,880	639,993	1,342,873
Total ($)	$2,309,005	$2,100,637	$4,409,642
Total (%)	52.4%	47.6%	100.0%
Of the loans shown above with floating interest rates totaling $3.97 billion as of September 30, 2020, many of such have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of September 30, 2020
Loans with current rates above floors:
1-25 bps	$106,069	10.69	$55,689	4.98	$89,310	12.03	$251,068	9.90
26-50 bps	5,019	49.97	1,992	50.00	16,586	44.18	23,597	45.91
51-75 bps	474	75.00	4,258	75.00	12,983	74.99	17,715	74.99
76-100 bps	273	98.28	553	100.00	2,900	99.32	3,726	99.34
101-125 bps	6,296	124.79	—	—	1,541	125.00	7,837	124.83
126-150 bps	35	150.00	591	150.00	2,627	149.55	3,253	149.63
151-200 bps	8	175.00	1,729	178.45	5,803	176.89	7,540	177.24
200-250 bps	—	—	407	250.00	1,009	239.76	1,416	242.70
251 bps and above	987	275.00	627	275.00	2,604	287.13	4,218	282.49
Total loans with current rates above floors	$119,161	21.07	$65,846	21.61	$135,363	41.89	$320,370	29.98
Loans with current rates below floors:
1-25 bps	$71,138	21.14	$92,874	5.71	$20,922	20.10	$184,934	13.27
26-50 bps	57,124	48.26	48,742	45.50	70,082	48.40	175,948	47.55
51-75 bps	104,043	74.85	56,518	71.84	75,365	67.46	235,926	71.77
76-100 bps	59,636	96.83	87,510	92.96	114,115	93.05	261,261	93.88
101-125 bps	60,024	124.21	29,508	122.02	116,510	120.40	206,042	121.74
126-150 bps	42,650	147.05	40,480	143.71	189,962	140.22	273,092	141.80
151-200 bps	81,097	177.80	76,207	179.22	167,046	174.14	324,350	176.25
200-250 bps	15,547	225.09	35,029	227.58	118,111	224.28	168,687	225.04
251 bps and above	14,675	527.45	29,054	295.17	100,336	285.34	144,065	311.99
Total loans with current rates below floors	$505,934	91.52	$495,922	97.13	$972,449	130.34	$1,974,305	111.63

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
As of September 30, 2020 and December 31, 2019, we had $70.4 million and $47.1 million, respectively, in nonperforming assets. As of September 30, 2020 and December 31, 2019, other real estate owned included $6.2 million and $9.0 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets, including other repossessed non-real estate, as of September 30, 2020 and December 31, 2019 amounted to $1.2 million and $1.6 million, respectively.
We had net interest recoveries on nonperforming assets previously charged off of $0.7 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and net interest recoveries of $1.1 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020 and December 31, 2019, there were $129.6 million and $51.7 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheet as of September 30, 2020 or December 31, 2019. We continue to assess this on a quarterly basis.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of September 30,		As of December 31,
(dollars in thousands)	2020	2019	2019
Loan Type
Commercial and industrial	$6,590	$387	$5,878
Construction	2,214	1,107	1,129
Residential real estate:
1-to-4 family mortgage	14,204	8,576	7,297
Residential line of credit	2,141	719	828
Multi-family mortgage	57	—	—
Commercial real estate:
Owner occupied	2,194	1,274	1,793
Non-owner occupied	12,358	6,601	7,880
Consumer and other	3,891	1,699	1,800
Total nonperforming loans held for investment	43,649	20,363	26,605
Loans held for sale	12,812	—	—
Other real estate owned	12,748	16,076	18,939
Other	1,184	1,519	1,580
Total nonperforming assets	$70,393	$37,958	$47,124
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.61%	0.47%	0.60%
Total nonperforming assets as a percentage of total assets	0.64%	0.62%	0.77%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.08%	0.04%	0.09%
Loans restructured as troubled debt restructurings	$16,681	$11,460	$12,206
Troubled debt restructurings as a percentage of total loans held for investment	0.23%	0.26%	0.28%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses at September 30, 2020. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $15.2 million at September 30, 2020 as compared to $18.5 million at December 31, 2019. Periods prior to our adoption of CECL on January 1, 2020 exclude purchased credit impaired ("PCI") loans from nonperforming totals while the current period includes PCD loans at their contractual number of days past due. Loans in deferral status are considered current.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “Gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2020, other real estate owned included write-downs and partial liquidations of $1.6 million and $1.8 million, respectively, which combined with gains on sales of other real estate, resulted in net losses of $1.5 million and $1.4 million, respectively. During the three and nine months ended September 30, 2019, other real estate owned included write-downs and partial liquidations of $0.4 million and $0.5 million respectively, which combined with net gains on sales of other real estate owned, resulted in a net loss of $0.1 million and a net gain $0.1 million, respectively.

Non-TDR Loan Modifications due to COVID-19
During the third quarter of 2020, we continued offering financial relief in the form of a payment deferral program to those experiencing financial hardships related to the COVID-19 pandemic. As of September 30, 2020, we had deferred principal and/or interest payments on loans with recorded investments totaling $464.8 million as a result of the effects of COVID-19. The payment deferrals program differs from forbearance, in that all deferred payments are not normally due at the end of the deferral period. Instead, the payment due date is advanced to a future time period. Generally, interest continues to accrue on loans during the deferral period, unless the loan is on nonaccrual. The vast majority of our loans in deferral status are considered performing loans, and we anticipate collecting on these balances. We remain proactive in monitoring our loans in deferral status by reaching out to our borrowers with payment deferrals to determine their financial capacity and whether additional payment deferrals or other loan modifications are necessary. These modifications described above via payment deferrals program were promulgated by the effects of COVID-19 and do not qualify as TDRs, consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act.
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
The following tables set forth information related to the credit quality of our loan portfolio as of the dates presented.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Doubtful(1)	Total
As of September 30, 2020
Commercial and industrial	$1,300,082	$69,826	$47,564	$199	$1,417,671
Construction	1,152,668	30,660	7,545	5	1,190,878
Residential real estate:
1-to-4 family mortgage	1,082,670	36,602	20,545	794	1,140,611
Residential line of credit	409,893	5,205	4,961	259	420,318
Multi-family mortgage	165,880	—	57	—	165,937
Commercial real estate:
Owner occupied	837,072	68,000	19,915	—	924,987
Non-owner occupied	1,521,258	104,243	18,899	—	1,644,400
Consumer and other	286,707	15,786	4,594	1,649	308,736
Total loans	$6,756,230	$330,322	$124,080	$2,906	$7,213,538
(1) This category was added in 2020. Loans considered "Doubtful" were included as part of the "Substandard" risk category prior to January 1, 2020.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$946,247	$66,910	$19,195	$1,032,352
Construction	541,201	4,790	2,226	548,217
Residential real estate:
1-to-4 family mortgage	666,177	11,380	13,559	691,116
Residential line of credit	218,086	1,343	2,028	221,457
Multi-family mortgage	69,366	63	—	69,429
Commercial real estate:
Owner occupied	576,737	30,379	17,263	624,379
Non-owner occupied	876,670	24,342	9,535	910,547
Consumer and other	248,632	3,304	3,057	254,993
Total loans, excluding purchased credit impaired loans	$4,143,116	$142,511	$66,863	$4,352,490

Purchased credit impaired loans
Commercial and industrial	$—	$1,224	$460	$1,684
Construction	—	2,681	203	2,884
Residential real estate:
1-to-4 family mortgage	—	15,091	4,247	19,338
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,535	1,356	5,891
Non-owner occupied	—	6,617	3,580	10,197
Consumer and other	—	13,521	3,564	17,085
Total purchased credit impaired loans	$—	$43,669	$13,483	$57,152
Total loans	$4,143,116	$186,180	$80,346	$4,409,642

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
The allowance for credit losses was $184.0 million and $31.1 million and represented 2.55% and 0.71% of loans held for investment at September 30, 2020 and December 31, 2019, respectively. Excluding PPP loans with a recorded investment totaling $310.7 million and ACL of $49, our ACL as a percentage of total loans held for investment would have been 11 basis points higher as of September 30, 2020. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
In addition, we evaluated for changes in reasonable and supportable forecasts of macroeconomic variables during the nine months ended September 30, 2020, primarily due to the impact of the COVID-19 pandemic, which resulted in projected credit deterioration requiring us to recognize significant increases in the ACL. Specifically, we performed additional qualitative evaluations for certain categories within our loan portfolio, in line with our established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. We also increased the ACL by $82.1 million of which $77.7 million related to loans acquired on August 15, 2020, as part of the Franklin acquisition and $4.5 million related to loans acquired on February 14, 2020, as part of the Farmers National acquisition. See Note 2, "Mergers and acquisitions" in the notes to our consolidated financial statements for additional details related to PCD loans.
The allowance for credit losses on unfunded commitments increased to $16.1 million at September 30, 2020, and the deferred tax asset related to the ACL increased to $51.9 million at September 30, 2020, compared to $8.1 million at December 31, 2019.
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

The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	As of September 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans

Loan Type:
Commercial and industrial	$8,609	20%	$4,805	23%
Construction	63,629	16%	10,194	13%
Residential real estate:
1-to-4 family mortgage	18,298	16%	3,112	16%
Residential line of credit	11,455	6%	752	5%
Multi-family mortgage	7,191	2%	544	2%
Commercial real estate:
Owner occupied	6,705	13%	4,109	14%
Non-owner occupied	57,640	23%	4,621	21%
Consumer and other	10,446	4%	3,002	6%
Total allowance	$183,973	100%	$31,139	100%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2020	2019	2020	2019	2019
Allowance for credit losses at beginning of period	$113,129	$30,138	$31,139	$28,932	$28,932
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	—	—	30,888	—	—
Impact of adopting ASC 326 on purchased credit deteriorated loans	—	—	558	—	—
Charge-offs:
Commercial and industrial	(249)	(3)	(1,630)	(261)	(2,930)
Construction	—	—	(18)	—	—
Residential real estate:
1-to-4 family mortgage	(8)	—	(373)	(82)	(220)
Residential line of credit	—	(170)	(21)	(305)	(309)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	(95)	—	(304)	—	—
Non-owner occupied	(166)	(12)	(711)	(12)	(12)
Consumer and other	(475)	(532)	(1,512)	(1,698)	(2,481)
Total charge-offs	$(993)	$(717)	$(4,569)	$(2,358)	$(5,952)
Recoveries:
Commercial and industrial	$757	$16	$1,652	$66	$136
Construction	51	1	202	8	11
Residential real estate:
1-to-4 family mortgage	116	25	166	62	79
Residential line of credit	22	75	61	121	138
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	51	3	68	95	108
Non-owner occupied	—	—	—	—	—
Consumer and other	175	92	471	435	634
Total recoveries	$1,172	$212	$2,620	$787	$1,106
Net recoveries (charge-offs)	179	(505)	(1,949)	(1,571)	(4,846)
Provision for credit losses	45,834	1,831	97,837	4,103	7,053
Initial allowance on loans purchased with credit deterioration	24,831	—	25,500	—	—
Allowance for credit losses at the end of period	$183,973	$31,464	$183,973	$31,464	$31,139
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	(0.05)%	(0.05)%	(0.05)%	(0.12)%
Allowance for credit losses as a percentage of loans at end of period	2.55%	0.72%	2.55%	0.72%	0.71%
Allowance for credit losses as a percentage of nonperforming loans at end of period	421.5%	154.5%	421.5%	154.5%	117.0%

Loans held for sale
Commercial loans held for sale
During the three months ended September 30, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. The loans had an acquisition date fair value of $318.4 million, which declined to $241.3 million at September 30, 2020. The decrease is primairly attributable to loans within the portfolio being paid off through external refinancing. This decrease is also partially offset by a change in fair vaue during the last half the third quarter amounting to $1.9 million, which is included in 'other noninterest income' on the consolidated statement of income.

Mortgage loans held for sale
Mortgage loans held for sale were $610.7 million at September 30, 2020 compared to $262.5 million at December 31, 2019. Interest rate lock volume for the three months ended September 30, 2020 and 2019, totaled $2.42 billion and $1.64 billion, respectively, and were $6.75 billion and $4.82 billion for the nine months ended September 30, 2020 and 2019, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The increase in interest rate lock volume for the three and nine months ended September 30, 2020, reflects the increased volume in our retail and ConsumerDirect channels, which benefited from the lower interest rate environment when compared to the same periods in the previous year. Interest rate lock commitments in the pipeline were $1.36 billion at September 30, 2020 compared with $453.2 million at December 31, 2019.
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
Total deposits were $9.09 billion and $4.93 billion as of September 30, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits at September 30, 2020 and December 31, 2019 were $2.29 billion and $1.21 billion, respectively, while interest-bearing deposits were $6.81 billion and $3.73 billion at September 30, 2020 and December 31, 2019, respectively. The 84.3% increase in total deposits from December 31, 2019 is partially attributed to merger and acquisition activity, including growth of $209.5 million in deposits assumed from Farmers National in the first quarter of 2020, and $3.11 billion in deposits assumed from the Franklin merger in the third quarter of 2020. We've also continued focus on core customer deposit growth, and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank. Our deposits balances also benefited from broader market conditions during the first nine months of 2020, as some of our customers received proceeds from PPP loans or other relief sources. Although we recognize many of our customer deposit balances remain at elevated levels, it is difficult to determine the amount of the increase attributable to PPP proceeds as depositors' cash positions are fluid and many customers have received additional relief from other sources.
Brokered and internet time deposits at September 30, 2020 increased significantly by $71.7 million to $92.1 million compared with $20.4 million at December 31, 2019. This steep increase was the result of assuming Franklin's brokered and internet time deposits, totaling $107.5 million at August 15, 2020; this balance has declined since acquisition through continued overall balance sheet management as we continue to replace brokered and internet time deposits with less costly funding sources.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $194.3 million and $92.6 million at September 30, 2020 and December 31, 2019, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $726.0 million at September 30, 2020, compared to $463.1 million at December 31, 2019. Franklin contributed approximately $164.6 million to the increase in public deposits, while the remaining increase in public deposits was mainly attributed to seasonal fluctuations, as well as the addition of new customers.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 18, "Related party transactions" in the notes to our consolidated financial statements included in this Report. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature, repricing downward in our current lower interest rate conditions.
Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.
The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,287,911	25%	—%	$1,208,175	25%	—%
Interest-bearing demand	2,005,536	22%	0.63%	1,014,875	21%	0.92%
Money market	2,899,795	32%	0.78%	1,306,913	26%	1.42%
Savings deposits	336,875	4%	0.09%	213,122	4%	0.15%
Customer time deposits	1,471,556	16%	1.71%	1,171,502	24%	2.09%
Brokered and internet time deposits	92,074	1%	0.37%	20,351	—%	2.27%
Total deposits	$9,093,747	100%	0.69%	$4,934,938	100%	1.10%
Customer Time Deposits
0.00-0.50%	$319,594	22%		$18,919	1%
0.51-1.00%	266,225	18%		140,682	12%
1.01-1.50%	172,532	12%		55,557	5%
1.51-2.00%	239,821	16%		338,997	29%
2.01-2.50%	189,078	13%		312,528	27%
Above 2.50%	284,306	19%		304,819	26%
Total customer time deposits	$1,471,556	100%		$1,171,502	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$—	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	6,184	7%		8,453	42%
1.51-2.00%	71,304	77%		9,368	46%
2.01-2.50%	6,059	7%		2,182	11%
Above 2.50%	8,527	9%		348	1%
Total brokered and internet time deposits	92,074	100%		20,351	100%
Total time deposits	$1,563,630			$1,191,853

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$275,971	$109,142	$385,113
Over Three to Six	209,002	97,578	306,580
Over Six to Twelve	352,935	157,831	510,766
Over Twelve	251,110	110,061	361,171
Total	$1,089,018	$474,612	$1,563,630

	As of December 31, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$126,604	$66,520	$193,124
Over Three to Six	110,617	68,031	178,648
Over Six to Twelve	295,412	147,724	443,136
Over Twelve	239,828	137,117	376,945
Total	$772,461	$419,392	$1,191,853
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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. Government agency securities	$1,994	—%	$—	—%
Mortgage-backed securities - residential	738,106	64%	477,312	69%
Mortgage-backed securities - commercial	21,854	2%	13,364	2%
Municipals, tax exempt	374,880	32%	189,235	28%
Treasury securities	21,700	2%	7,448	1%
Corporate securities	1,987	—%	1,022	—%
Total securities available for sale	$1,160,521	100%	$688,381	100%
The fair value of our available-for-sale debt securities portfolio at September 30, 2020 was $1,160.5 million compared to $688.4 million at December 31, 2019. During the three months ended September 30, 2020 and 2019, we purchased $154.3 million and $37.9 million, respectively in investment securities and during the nine months ended September 30, 2020 and 2019, we purchased $214.3 million (excluding those acquired from Farmers National and merged from Franklin) and $92.1 million in investment securities, respectively. The trade value of securities sold was $28.3 million during the three and nine months ended September 30, 2020. The trade value of securities sold during the three and nine months ended September 30, 2019 totaled $22.7 million and $24.5 million, respectively. Maturities and calls of securities during the three months ended September 30, 2020 and 2019 totaled $67.8 million and $28.7 million, respectively, and during the nine months ended September 30, 2020 and 2019, maturities and calls of securities totaled $140.2 million and $78.9 million, respectively. As of September 30, 2020 and December 31, 2019, net unrealized gains of $31.5 million and $11.7 million, respectively, were recorded on available-for-sale debt securities.
As of September 30, 2020 and December 31, 2019, the Company had $4.4 million and $3.3 million, respectively, in equity securities recorded at fair value that primarily consisting of mutual funds. The change in the fair value of equity securities resulted in a net gain of $59 thousand and $55 thousand during the three months ended September 30, 2020 and 2019, respectively, compared to net gains of $94 thousand and $151 thousand during the nine months ended September 30, 2020 and 2019, respectively.
The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of September 30, 2020			As of December 31, 2019
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)

Treasury securities
Maturing within one year	15,628	1.3%	1.54%	—	—%	—%
Maturing in one to five years	6,072	0.5%	1.63%	7,448	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	21,700	1.8%	1.56%	7,448	1.1%	1.76%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	1,994	0.2%	2.64%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	1,994	0.2%	2.64%	—	—%	—%
Obligations of state and municipal subdivisions:
Maturing within one year	3,381	0.3%	2.84%	1,152	0.2%	5.11%
Maturing in one to five years	23,739	2.0%	2.53%	4,228	0.6%	4.60%
Maturing in five to ten years	27,695	2.4%	3.58%	17,865	2.6%	3.96%
Maturing after ten years	320,065	27.6%	3.28%	165,990	24.1%	3.84%
Total obligations of state and municipal subdivisions	374,880	32.3%	3.25%	189,235	27.5%	3.88%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	2,986	0.3%	3.12%	496	0.1%	1.83%
Maturing in five to ten years	31,370	2.7%	2.48%	24,316	3.5%	3.16%
Maturing after ten years	725,604	62.5%	1.48%	465,864	67.7%	2.36%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	759,960	65.5%	1.53%	490,676	71.3%	2.40%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	1,987	0.2%	4.19%	1,022	0.1%	4.13%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	1,987	0.2%	4.19%	1,022	0.1%	4.13%
Total investment securities	1,160,521	100.0%	2.49%	688,381	100.0%	2.94%
(1)Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of September 30, 2020
US Government agency securities	$2,000	$—	$(6)	$1,994
Mortgage-backed securities - residential	723,333	15,093	(320)	738,106
Mortgage-backed securities - commercial	20,478	1,376	—	21,854
Municipals, tax exempt	359,761	15,813	(694)	374,880
Treasury securities	21,482	218	—	21,700
Corporate securities	1,999	3	(15)	1,987
	$1,129,053	$32,503	$(1,035)	$1,160,521
As of December 31, 2019
US Government agency securities	$—	$—	$—	$—
Mortgage-backed securities - residential	474,144	4,829	(1,661)	477,312
Mortgage-backed securities - commercial	12,957	407	—	13,364
Municipals, tax exempt	181,178	8,287	(230)	189,235
Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
	$676,705	$13,567	$(1,891)	$688,381
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
The following table sets forth our total borrowings segmented by years to maturity as of September 30, 2020:

	September 30, 2020
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
September 30, 2021	$147,469	34%	0.53%
September 30, 2022	—	—%	—%
September 30, 2023	—	—%	—%
September 30, 2024	—	—%	—%
September 30, 2025	—	—%	—%
Thereafter	291,369	66%	3.76%
Total	$438,838	100%	3.08%
Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $32.5 million and $23.7 million at September 30, 2020 and December 31, 2019, respectively.

The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $335.0 million and $305.0 million as of September 30, 2020 and December 31, 2019. There were no borrowings against the line at September 30, 2020 or December 31, 2019.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $1,083.4 million and qualifying commercial mortgages of $996.6 million as collateral securing a line of credit with a total borrowing capacity of $1,604.5 million as of September 30, 2020. As of December 31, 2019, we pledged qualifying residential mortgages of $413.0 million and qualifying commercial mortgages of $545.5 million as collateral securing a line of credit with a total borrowing capacity of $760.6 million.
Borrowings against our line totaled $200.0 million and $250.0 million as of September 30, 2020 and December 31, 2019, respectively. FHLB advances as of September 30, 2020 includes one long-term advance with putable features totaling $100.0 million, while FHLB advances as of December 31, 2019 includes two long-term advances with putable features totaling $150.0 million. These two long-term advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively. However, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predetermined fixed rates of 1.24% and 1.37%, respectively. There were no overnight cash management advances (CMAs) outstanding as of September 30, 2020 or December 31, 2019. Letters of credit with FHLB of $145.0 million and $75.0 million were pledged to secure public funds that required collateral as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, $100.0 million of 90-day fixed-rate advances were also included in total FHLB advances. The maximum amount of FHLB borrowing outstanding at any month end was $250.0 million for the nine months ended September 30, 2020 and 2019. The weighted average interest rate on FHLB borrowings was 0.77% and 1.51% at September 30, 2020 and December 31, 2019, respectively.
Additionally, the Bank maintains a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of September 30, 2020 and December 31, 2019, $1.38 billion and $1.41 billion of qualifying loans and $4.1 million and $5.0 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $1,001.8 million and $1,013.2 million, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of September 30, 2020 and December 31, 2019, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (3.38% and 5.10% at September 30, 2020 and December 31, 2019, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (3.47% and 5.19% at September 30, 2020 and December 31, 2019, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
Additionally, in the third quarter of 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. We classified the entire $100.0 million placement of subordinated notes as Tier 2 capital at September 30, 2020.
We also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). Both note issuances currently pay interest on semi-annually, and will begin resetting interest rates on a quarterly basis after March 30, 2021 and July 1, 2021. For years six through ten, interest for the March 2026 Subordinated Notes will based on the 3-month LIBOR plus 5.636% and, and interest for the July 2026 Subordinated Notes will be based on the 3-month LIBOR plus 6.04%. We are entitled to redeem in whole or in part after the respective fifth anniversary of each note issuance. We classified the entire $60,000 in subordinated notes as Tier 2 capital at

September 30, 2020. Upon acquisition, we recorded a $0.8 million fair value premium adjustment and during the three months ended September 30, 2020, we recognized $0.2 million of amortization expense.
Other borrowings
During the nine months ended September 30, 2020, we initiated a credit line in the amount of $20.0 million (1.75% + 1 month LIBOR in effect 2 business days prior to reprice date) and borrowed $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. An additional $5.0 million remains available for the Company to draw. This line of credit has a term of one year, maturing on February 21, 2021.
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
As a result of the COVID-19 pandemic, we have taken steps to ensure adequate liquidity and access to funding sources. To date, we have not seen significant pressure on liquidity or sources of funding as a result of COVID-19 and have maintained higher than typical levels of liquidity in cash and cash equivalents to allow for flexibility.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2020 and December 31, 2019, securities with a carrying value of $607.3 million and $373.7 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. Additionally, we have a FHLB letter of credit to secure public funds totaling $145.0 million and $75.0 million at September 30, 2020 and December 31, 2019, respectively.
Additional sources of liquidity include federal funds purchased, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances ("CMAs") at September 30, 2020 and December 31, 2019.  At September 30, 2020 and December 31, 2019, the balance of our outstanding additional long-term advances with the FHLB were $100.0 million and $150.0 million, respectively. The remaining balance available with the FHLB was $1,259.5 million and $435.6 million at September 30, 2020 and December 31, 2019, respectively. We also maintain lines of credit with other commercial banks totaling $335.0 million and $305.0 million at of September 30, 2020 and December 31, 2019, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines at September 30, 2020 and at December 31, 2019.

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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of September 30, 2020 and December 31, 2019, $145.4 million and $223.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the nine months ended September 30, 2020, the board approved quarterly dividends from the Bank to the holding company totaling approximately $43.7 million that did not require approval from the TDFI. Subsequent to September 30, 2020, the board approved a dividend from the Bank to the holding company amounting to approximately $6.0 million that did not require approval from the TDFI. No dividends from the Bank to the Company were paid during the three and nine months ended September 30, 2019.
During the three and nine months ended September 30, 2020, the Company declared and paid dividends of $0.09 per share, or $4.3 million, and $0.27 per share, or $10.2 million, respectively. During the three and nine months ended September 30, 2019, the Company declared and paid dividends of $0.08 per share, or $2.6 million, and $0.24 per share, or $7.7 million, respectively. Subsequent to September 30, 2020, the Company declared a quarterly dividend in the amount of $0.09 per share, payable on November 23, 2020, to stockholders of record as of November 9, 2020.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. No such expenses were incurred during the nine months ended September 30, 2020 and 2019.
During the nine months ended September 30, 2020, the Company obtained a line of credit for $20.0 million, of which $15.0 million was borrowed to fund the cash consideration paid in connection with the Farmers National acquisition.
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

The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of September 30, 2020 and December 31, 2019, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes (1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
September 30, 2020
Total capital (to risk weighted assets)
FB Financial Corporation	$1,334,127	15.3%	$697,583	8.0%	N/A	N/A
FirstBank	$1,314,864	15.0%	$701,261	8.0%	$876,576	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,054,144	12.1%	$522,716	6.0%	N/A	N/A
FirstBank	$1,107,144	12.7%	$523,060	6.0%	$697,414	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,054,144	11.8%	$357,564	4.0%	N/A	N/A
FirstBank	$1,107,144	12.4%	$357,143	4.0%	$446,429	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,024,144	11.8%	$390,563	4.5%	N/A	N/A
FirstBank	$1,107,144	12.7%	$392,295	4.5%	$566,649	6.5%
December 31, 2019
Total capital (to risk weighted assets)
FB Financial Corporation	$633,549	12.2%	$415,442	8.0%	N/A	N/A
FirstBank	$623,432	12.1%	$412,186	8.0%	$515,233	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$602,410	11.6%	$311,591	6.0%	N/A	N/A
FirstBank	$592,293	11.5%	$309,022	6.0%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A
FirstBank	$592,293	9.9%	$239,310	4.0%	$299,138	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$572,410	11.1%	$232,058	4.5%	N/A	N/A
FirstBank	$592,293	11.5%	$231,767	4.5%	$334,774	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
We also have outstanding junior subordinated debentures with a carrying value of $30.0 million at September 30, 2020 and December 31, 2019, which are included in our Tier 1 capital.
The Federal Reserve Board issued rules in March 2005 providing stricter quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. This guidance, which became fully effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. While our existing junior subordinated debentures are unaffected and are included in our Tier 1 capital, the Dodd-Frank Act specifies that any such securities issued after May 19, 2010, may not be included in Tier 1 capital.
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
As of September 30, 2020 and December 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject. Also, as of September 30, 2019, the date of the most recent FDIC examination, the Bank was well capitalized under the regulatory framework for prompt corrective action.

Capital Expenditures
As of September 30, 2020, we had capital commitments of approximately $1.3 million to be paid over the next twelve months.
Shareholders’ equity
Our total shareholders’ equity was $1,245.1 million at September 30, 2020 and $762.3 million, at December 31, 2019. Book value per share was $26.38 at September 30, 2020 and $24.56 at December 31, 2019. The growth in shareholders’ equity over the first nine months of 2020 was primarily attributable to increases in additional paid-in capital and common stock; a result of our acquisitive growth strategy through the merger with Franklin and the acquisition of Farmers National. Other changes in shareholders' equity were driven by earnings retention and changes in accumulated other comprehensive income, partially offset by a cumulative effective adjustment of $25.0 million on January 1, 2020 for the adoption of ASU 2016-13 and to a lesser extent, declared dividends and activity related to equity-based compensation.
Off-balance sheet arrangements
In the normal course of business, we enter into various transactions, which in accordance with GAAP, are not included as part of our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, standby and commercial letters of credit, and commitments to purchase loans, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 12, "Commitments and contingencies" in the notes to the consolidated financial statements included elsewhere in this Report.
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income (1)
	Year 1		Year 2
	September 30,	December 31,	September 30,	December 31,
(in basis points)	2020	2019	2020	2019
+400	26.1%	8.4%	35.3%	9.7%
+300	19.4%	6.4%	26.4%	7.6%
+200	13.0%	4.4%	18.0%	5.4%
+100	6.7%	2.2%	9.6%	2.9%
-100	(1.3)%	(4.9)%	(2.1)%	(6.6)%
-200	(1.4)%	(8.5)%	(2.1)%	(11.6)%

	Percentage change in:
Change in interest rates	Economic value of equity (2)
	September 30,	December 31,
(in basis points)	2020	2019
+400	17.5%	(3.8)%
+300	14.0%	(2.4)%
+200	10.2%	(1.0)%
+100	5.5%	(0.1)%
-100	(6.7)%	(4.7)%
-200	(7.4)%	(14.5)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of September 30, 2020 and December 31, 2019 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. Beta assumptions on loans were constant during both periods while deposits were modified to better reflect historical deposit change behavior. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should mitigate some of this pressure in the near term.
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
For more information about our derivative financial instruments, see Note 13, “Derivative Instruments,” in the notes to our consolidated financial statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Interim Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Interim Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Federal, state, and local governments have implemented a variety of measures to manage the public health effects of COVID-19, such as ordering the closure of non-essential businesses and implementing required social distancing measures. Collectively, these measures, together with voluntary changes in behavior, have led to a substantial decrease in economic activity and an increase in unemployment, particularly in sectors such as retail, hospitality, travel, and healthcare, among others. While monthly unemployment claims have declined as compared to the beginning of the pandemic, the number of unemployed and under-employed US workers remain elevated. Governmental bodies enacted and implemented laws designed to stabilize the economy and provide relief to businesses and individuals to mitigate the consequences of COVID-19 and the policies restricting the operation of businesses and the movement of individuals. In response to the pandemic, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The effectiveness of these efforts is uncertain, and we cannot predict future developments, including how long the outbreak and related restrictions will last, which geographical regions may be particularly affected, or what other government responses may occur.

Given the ongoing and dynamic nature of the pandemic and its impact on the US and local economies, it is difficult to predict the full impact of the outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the coronavirus can be controlled and abated and when and if the economy will return to pre-pandemic levels. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to the following risks, among others, any of which could have a material, adverse effect on our business, results of operation, and financial condition:

•the likelihood that our customers will become delinquent on their loans or other obligations to us, which, in turn, would result in a higher level of non-performing loans and net charge-offs.
•there may continue to be a decrease in the demand for some of our products and services, which will make it difficult to grow assets and income;
•if the economy is unable to substantially rebound and high levels of unemployment continue for an extended period, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•Additional COVID-19 outbreaks, spikes and "second waves” may lead to efforts by federal, state and local governments and health authorities to engage in efforts to contain or mitigate the pandemic's impact;
•the federal government has not yet extended certain unemployment relief or provided for additional COVID-19 related stimulus relief, which may adversely impact our business and financial performance by prolonging the US economic recovery and possibly adversely impacting our business and our customers’ businesses; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
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
•many of our nonessential employees are working remotely from home, and this increase in our remote workforce poses an enhanced risk to operations, including potential impacts on financial controls and/or a loss of employee engagement and productivity, which could impact financial results and the operations of the Bank;
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2020:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2020	—	—	—	$25,000,000
August 1 - August 31, 2020	—	—	—	25,000,000
September 1 - September 30, 2020	—	—	—	25,000,000
Total	—	—	—	25,000,000
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
4.2
Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and the U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File No. 001-36895) filed by Franklin Financial Network, Inc. with the Securities and Exchange Commission on March 31, 2016).

4.3
First Supplemental Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K (File No. 001-36895) filed by Franklin Financial Network, Inc. with the Securities and Exchange Commission on March 31, 2016).

4.4
Second Supplemental Indenture, by and among Franklin Financial Network, Inc., FB Financial Corporation and U.S. Bank, National Association (incorporated herein by reference to Exhibit 4.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 18, 2020).

4.5	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments with respect to long-term debt of FirstBank have been omitted but will be furnished to the Securities and Exchange Commission upon request.
10.1
Franklin Financial Network, Inc. Amended and Restated 2017 Omnibus Equity Incentive (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File No. 001-36895) filed by Franklin Financial Network, Inc. with the Securities and Exchange Commission on April 13, 2018).

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

FB Financial Corporation

/s/ Michael M. Mettee
November 6, 2020	Michael M. Mettee Interim Chief Financial Officer

/s/ Lisa M. Smiley
November 6, 2020	Lisa M. Smiley Principal Accounting Officer