Form 10-K
period 2020-12-31
FB Financial Corp
filed 2021-03-12
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $445.7 million, based on the closing sales price of $24.77 per share as reported on the New York Stock Exchange.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2021 was 47,307,688.
DOCUMENTS INCORPORATED BY REFERENCE
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
Cautionary note regarding forward-looking statements
This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast" and words or phrases of similar meaning. We make forward-looking statements regarding our liquidity position; projected sources of funds; the effects of the COVID-19 pandemic and actions taken in response thereto; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; impaired loans and future losses; litigation; dividends; fair values of certain assets and liabilities, including mortgage servicing rights values; tax rates; the effect of accounting pronouncements; and strategic initiatives and the timing, benefits, costs and synergies of future acquisition, disposition and other growth opportunities.
These forward-looking statements are not historical facts, and are based upon current expectations, estimates and/or projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and/or projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•current and future economic conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and a continued slowdown in economic growth in the local or regional economies in which we operate and/or the U.S. economy generally;
•the effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and its impact on general economic and financial market conditions and on our business and our customers' business, results of operations, asset quality and financial condition, as well as the efficacy, distribution, and public adoption of vaccines;
•changes in government interest rate policies and its impact on our business, net interest margin, and mortgage operations;
•our ability to effectively manage problem credits;
•the risk that the cost savings and any revenue synergies from the merger with Franklin Financial Network, Inc. (the “merger”) or another acquisition may not be realized or may take longer than anticipated to be realized;
•disruption from the merger with customer, supplier, or employee relationships;
•the risks related to the integrations of the combined businesses following the merger;
•the diversion of management time on issues related to the merger;
•the ability of FB Financial to effectively manage the larger and more complex operations of the combined company following the merger;
•the risks associated with FB Financial’s pursuit of future acquisitions;
•reputational risk and the reaction of the parties’ respective customers to the merger;
•FB Financial’s ability to successfully execute its various business strategies;
•the impact of the recent change in the U.S. presidential administration and Congress and any resulting impact on economic policy, capital markets, federal regulation, and the response to the COVD-19 pandemic; and
•general competitive, economic, political, and market conditions.
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
Overview
FB Financial Corporation is a bank holding company designated as a financial holding company. We are headquartered in Nashville, Tennessee. Our wholly owned bank subsidiary, FirstBank, is the third largest Tennessee-headquartered bank, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, North Alabama, Southern Kentucky, and North Georgia. As of December 31, 2020, our footprint included 81 full-service bank branches and several other limited service banking, ATM and mortgage loan production locations serving the Tennessee metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Huntsville and Florence, Alabama and Bowling Green, Kentucky. The Bank also operates in 16 community markets. The Company also provides mortgage banking services utilizing its bank branch network and mortgage banking offices located throughout the southeastern United States in addition to its national internet delivery channel. As of December 31, 2020, we had total assets of $11.21 billion, loans held for investment of $7.08 billion, total deposits of $9.46 billion, and total shareholders’ equity of $1.29 billion.
Throughout our history, we have steadfastly maintained a community banking approach of personalized relationship-based service, which is delivered locally through experienced bankers in each market. As we have grown, maintaining this relationship-based approach utilizing local, talented and experienced bankers in each market has been an integral component of our success. Our bankers utilize their local knowledge and relationships to deliver timely solutions to our clients. We empower these bankers by giving them local decision making authority supplemented by appropriate risk management. In our experience, business owners and operators prefer to deal with decision makers, and our banking model is built to place the decision maker as close to the client as possible. We have designed our operations, technology, and centralized risk oversight processes to specifically support our operating model. We deploy this operating model universally in each of our markets, regardless of size. We believe we have a competitive advantage in our markets versus both smaller community banks and larger regional and national banks. Our robust offering of products, services and capabilities differentiate us from community banks and our significant local market knowledge, client service level and the speed with which we are able to make decisions and deliver our services to customers differentiate us from larger regional and national banks.
We seek to leverage our operating model by focusing on profitable growth opportunities across our footprint, focused primarily on both high-growth metropolitan markets and stable community markets. As a result, we are able to strategically deploy our capital across our markets to take advantage of those opportunities that we believe provide the greatest certainty of profitable growth and highest returns.
Our operating model is executed by a talented management team lead by our Chief Executive Officer, Christopher T. Holmes. Mr. Holmes, a 30-year banking veteran originally from Lexington, Tennessee, joined the Bank in 2010 as Chief Banking Officer and was appointed Chief Executive Officer and President in 2013. Mr. Holmes has an extensive background in both metropolitan and community banking gained from his time at community banks and larger public financial institutions. Mr. Holmes has assembled a highly effective management team, blending members that have a long history with FirstBank and members that have significant banking experience at other in-market banks.
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when Tennessee businessman James W. Ayers, our Vice Chairman and Founder, acquired Farmers State Bank with an associate. In 1988, we purchased the assets of First National Bank of Lexington, Tennessee and changed our name to FirstBank, forming the foundation of our current franchise. In 1990, Mr. Ayers became our sole shareholder and remained our sole shareholder until our initial public offering in September 2016. Under Mr. Ayers’ ownership, we grew from a community bank with only $14 million in assets in 1984 to the third largest bank headquartered in Tennessee, based on total assets of $11.21 billion at December 31, 2020.

From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, it did not become a major strategic focus until we implemented our current strategy in the Nashville metropolitan statistical area (“MSA”) in 2012. The successful implementation of this strategy, along with strategic key acquisitions, resulted in growing Nashville into our largest market with 50% of our total deposits as of June 30, 2020. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama, which was converted to a full service branch in 2019. During 2020, we expanded into the Bowling Green, Kentucky MSA with our acquisition of FNB Financial Corp. in addition to increasing our Nashville MSA market share through our acquisition of Franklin Financial Network, Inc. As a result of this evolution and focus on continuous organic growth, we operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
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
On February 14, 2020, the Company acquired FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The transaction added four branches and expanded the Company's footprint into Kentucky. Under the terms of the agreement, the Company acquired total assets of $258.2 million, loans of $182.2 million and assumed total deposits of $209.5 million. Farmers National shareholders received 954,797 shares of the Company's common stock as consideration in connection with the merger, in addition to $15.0 million in cash consideration.
On August 15, 2020, the Company completed its largest merger to date with Franklin Financial Network, Inc. and its wholly owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion in a transaction valued at $477.8 million, which included the issuance of 15,058,181 shares of the Company's common stock. The transaction added a new subsidiary to the Company, FirstBank Risk Management ("FBRM"), which provides risk management services to the Company in the form of enhanced insurance coverages. It also added a new subsidiary to the Bank, FirstBank Investments of Tennessee, Inc. ("FBIT"), which provides investment services to the Bank. FBIT has a wholly owned subsidiary, FirstBank Investments of Nevada, Inc. ("FBIN") to provide investment services to FBIT. FBIN has a controlling interest in a subsidiary, FirstBank Preferred Capital, Inc. ("FBPC"), which serves as a real estate investment trust ("REIT"), to allow the Bank to sell real estate loans to the REIT to obtain a tax benefit.
See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.

Our markets
Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of North Alabama, North Georgia and Kentucky.

Top Metropolitan Markets						Top Community Markets[1]
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	6	24	4,766	5.9%	50.4%	Lexington	1	6	332	53.8%	3.7%
Chattanooga	5	8	740	6.1%	7.8%	Parsons	1	1	155	45.7%	1.7%
Knoxville	9	6	526	2.6%	5.6%	Tullahoma	3	2	151	13.4%	1.7%
Jackson	3	7	450	12.2%	4.8%	Huntingdon	2	5	142	24.2%	1.6%
Bowling Green	7	5	226	6.3%	2.4%	Paris	3	2	129	16.4%	1.4%
Memphis	30	4	183	0.5%	1.9%	Camden	2	2	117	17.4%	1.3%
Huntsville	20	1	63	0.6%	0.7%	Smithville	3	1	112	24.1%	1.2%

Note: Market data as of June 30, 2020 and is presented on a pro forma basis for pending and completed acquisitions as of January 15, 2021. Size of bubble represents size of company deposits in a given market.
Source: Company data and S&P Global Market Intelligence; 1Statistics based on county data.
Market characteristics and mix.
Metropolitan markets.     Our metropolitan markets are generally characterized by attractive demographics and strong economies and offer substantial opportunity for future growth. We compete in these markets with national and regional banks that currently have the largest market share positions and with community banks primarily focused only on a particular geographic area or business niche. We believe we are well positioned to grow our market penetration among our target clients of small to medium sized businesses as well as large corporate businesses and the consumer base working and living in these metropolitan markets. In our experience, such clients demand the product sophistication of a larger bank, but prefer the customer service, relationship focus and local connectivity of a community bank. We believe that our size, product suite and operating model offer us a competitive advantage in these markets versus our smaller competitors, many of which are focused only on specific counties or industries. Our operating model driven by local talent with strong community ties and local authority serves as a key competitive advantage over our larger competitors. We believe that, as a result, we are well positioned to leverage our existing franchise to expand our market share in our markets.
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

The following tables show our deposit market share ranking among banks in Tennessee as of June 30, 2020 (the most recent date where such information is publicly available). Of the 10 largest banks in the state based on total deposits, five are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon National Corp. (TN)	Memphis, TN	164	31.2	16.2
2	Regions Financial Corp. (AL)	Birmingham, AL	210	22.2	11.5
3	Pinnacle Financial Partners (TN)	Nashville, TN	50	18.6	9.7
4	Truist Financial Corp. (NC)	Charlotte, NC	145	16.9	8.8
5	Bank of America Corporation (NC)	Charlotte, NC	59	16.8	8.7
6	FB Financial Corp (TN)	Nashville, TN	77	8.3	4.3
7	U.S. Bancorp (MN)	Minneapolis, MN	69	4.0	2.1
8	Fifth Third Bancorp (OH)	Cincinnati, OH	39	4.0	2.1
9	Wilson Bank Holding Co. (TN)	Lebanon, TN	28	2.8	1.4
10	CapStar Financial Hlgs Inc. (TN)	Nashville, TN	22	2.6	1.3
Source: S&P Global Market Intelligence and Company reports as of June 30, 2020; total assets as of December 31, 2020, adjusted for pending and completed acquisitions as of January 15, 2021.
Our business strategy
Our overall business strategy is comprised of the following core strategies.
Enhance market penetration in metropolitan markets.    In recent years, we have successfully grown our franchise in the Nashville MSA by executing our community bank growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch density; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and sophisticated range of products provides us with a competitive advantage over the smaller community banks in the Nashville MSA and our other MSAs. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market. With approximately 5.9% market share, based on pro forma deposits as of June 30, 2020, we intend to continue to efficiently increase our market penetration through organic growth and strategic acquisitions.
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
Pursue opportunistic acquisitions.    While most of our growth has been organic, we have completed 13 acquisitions in the past 25 years. We pursue acquisitions that enhance market penetration, possess strong core deposits, are accretive to earnings per share while minimizing tangible book value dilution, and meet our internal return targets. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition throughout our footprint as well as in attractive contiguous markets in the coming years due to industry trends, such as compliance and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 125 banks with total assets of less than $5 billion, and in the contiguous states of Alabama,

Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 475 banks under $5 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.
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
Seize opportunities to expand noninterest income.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income. We have a strong mortgage platform with both a traditional retail delivery channel as well as an online Consumer Direct channel. Additionally, we have successfully expanded our fee-based business to include more robust treasury management, trust and investment services and capital markets revenue streams. We intend to continue emphasizing these business lines which we believe serve as strong customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.
Risk management
General
Our operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, information security/ cyber risk, third-party risk, operational risk, strategic risk and reputational risk. Our risk culture is supported by investments in the right people and technologies to protect our business. Our board of directors, through its risk committee, is ultimately responsible for overseeing risk management of the Company. We have a Chief Risk Officer who oversees risk management across our business (including the Bank). Our board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including credit, legal, IT, audit, compliance, capital markets, credit review, information security and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.
Our credit policies support our goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. We maintain a risk management infrastructure that includes local authority, centralized policymaking and a strong system of checks and balances under the direction of our Chief Credit Officer. The fundamental principles of our credit policy and procedures are to maintain credit quality standards, which enhance our long-term value to our clients, associates, shareholders and communities. Our loan policies provide our bankers with a sufficient degree of flexibility to permit them to deliver responsive and effective lending solutions to our clients while maintaining appropriate credit quality. Furthermore, our bankers and associates are hired for the long-term and they are incented to focus on long-term credit quality. Since lending represents credit risk exposure, the board of directors and its duly appointed committees seek to ensure that the Bank maintains appropriate credit quality standards. We have established management oversight committees to administer the loan portfolio and monitor credit risk. These committees include our audit committee and credit committee, and they meet at least quarterly to review the lending activities.
Credit concentration
Diversification of risk is a key factor in prudent asset management. Our loan portfolio is balanced between our metropolitan and community markets and by type, thereby diversifying our loan concentration. Our granular loan portfolio reflects a balanced mix of consumer and commercial clients across these markets that we think provides a natural hedge to industry and market cycles. In addition, risk from concentration is actively managed by management and reviewed by the board of directors of the Bank, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against policy limits. These limits are reviewed as part of our periodic review of the credit policy. Loan concentration levels are monitored by the Chief Credit Officer and reported to the board of directors.
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
In considering loans, we follow the underwriting principles set forth in our credit policy with a primary focus on the following factors:
•A relationship with our clients that provides us with a thorough understanding of their financial condition and ability to repay the loan;
•verification that the primary and secondary sources of repayment are adequate in relation to the amount of the loan;
•adherence to appropriate loan to value guidelines for real estate secured loans;
•targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and
•proper documentation of loans, including perfected liens on collateral.
As part of the approval process for any given loan, we seek to minimize risk in a variety of ways, including the following:
•analysis of the borrower's and/or guarantor's financial condition, cash flow, liquidity, and leverage;
•assessment of the project's operating history, operating projections, location and condition;
•review of appraisals, title commitment and environmental reports;
•consideration of the management's experience and financial strength of the principals of the borrower; and
•understanding economic trends and industry conditions.
The board of directors reviews and approves any amendments to the credit policy, monitors loan portfolio trends and credit trends, and reviews and approves loan transactions that exceed management thresholds as set forth in our credit policy. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the Bank’s senior management. We believe that our loan approval process provides for thorough internal controls, underwriting, and decision making.
Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our regulatory capital. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of bank funds. It is also intended to safeguard bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2020, the Bank’s legal lending limits were approximately $171.4 million (15%) and $285.6 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. For example, we have lending limits related to maximum borrower, industry and certain types of commercial real estate exposures.
Enterprise risk management
We maintain an enterprise risk management program that helps us to identify, manage, monitor and control potential risks that may affect us, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, information security/ cyber risk, third-party risk, strategic risk and reputational risk. Our operating model demands a strong risk culture built to address the multiple areas of risk we face, and our risk management strategy is supported by significant investments in the right people and technologies to protect the organization.
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
Each loan officer has the primary responsibility for appropriately risk rating each commercial loan that is made. In addition, our credit administration department is responsible for the ongoing monitoring of loan portfolio performance through the review of ongoing financial reports, loan officer reports, audit reviews and exception reporting and concentration analysis. This monitoring process also includes an ongoing review of loan risk ratings and management of our allowance for credit losses. We have a Chief Credit Officer responsible for maintaining the integrity of our portfolio within the parameters of the credit policy. We utilize a risk grading system that enables management to differentiate individual loan quality and forecast future profitability and portfolio loss potential.
We assign a credit risk rating at the time a commercial loan is made and adjust it as conditions warrant. Portfolio monitoring systems allow management to proactively assess risk and make decisions that will minimize the impact of negative developments. Successful credit management is achieved by lenders consistently meeting with clients and reviewing their financial conditions regularly. This enables both the recognition of future opportunities and potential weaknesses early.
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
We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms. All reports from internal and external loan review are made available directly to the board of directors or designated board committee to ensure independence and objectivity. The examinations performed by the loan review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each review, the loan review department provides management and the board of directors with a report that summarizes the findings of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.

We monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. We believe that we are well reserved for losses resulting from our non-performing assets.

Liquidity and interest rate risk management
Our liquidity planning framework is focused on ensuring the lowest cost of funding available and planning for unpredictable funding circumstances. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding sources, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2020.
Funding structure as of December 31, 2020

Sub debt 1.7%
Customer repurchase agreements 0.3%
Other debt 0.2%
Equity capital (no AOCI included) 11.5%
Brokered & internet time depo…
0.6%
Customer deposits 85.7%

In addition, we monitor our liquidity risk by adopting policies to define potential liquidity problems, reviewing and maintaining an updated liquidity contingency plan and providing a prudent capital structure consistent with our credit standing and plans for strategic growth.
Our interest rate risk management system is overseen by our board of directors, who has the authority to approve acceptable rate risk levels. Our board of directors has established the Asset/Liability Committee to ensure appropriate risk appetite by requiring:
•quarterly testing of interest rate risk exposure;
•proactive risk identification and measurement;
•quarterly risk presentations by senior management; and
•independent review of the risk management process.
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
Human capital
At FB Financial, we value our associates, because our associates are FirstBank. They do the work; they serve our communities and they build relationships with our customers. As of December 31, 2020, we had 1,852 full-time equivalent employees with an average tenure of over 6.26 years of service. We pride ourselves on our culture, which is underpinned by our mission of "Helping People Build a Better Future." At FirstBank, our vision is to:
•Deliver trusted solutions to our customers
•Provide a great place to work for our associates
•Invest in our communities
•Provide superior long-term returns for our shareholders
We pride ourselves in our values, which we aspire to live by every day:
•One Team, One Bank
•Do The Right Thing
•Commitment to Excellence
•Exist For the Customer
•Treat People With Respect
•Enjoy Life
Providing a great place to work includes our commitment to diversity, equity, and inclusion. In 2020, we chartered an internal Diversity Council to begin work in 2021 and nearly 20% of our newly hired associates were representative of minority groups. FirstBank was recognized by the Mortgage Bankers Association with the 2020 Diversity and Inclusion Residential Leadership Award.
In 2020, FirstBank was once again awarded as one of Tennessee’s top workplaces by The Tennessean. FirstBank meets high standards for a healthy workplace culture as ranked by its own employees. We have also been named as one of the Best Banks to Work For in America by American Banker Magazine.
We are committed to attracting and retaining the best talent in our markets. We provide competitive compensation and benefits that meet the needs of our employees, including market-competitive pay, healthcare benefits, equity incentives, and an employee stock purchase plan. We also provide meaningful training and development opportunities designed to train our next generation of leaders and provide them opportunities for advancement within the Company.
The COVID-19 pandemic allowed us the opportunity to demonstrate our commitment to the health and safety of our associates, customers, and communities. The pandemic presented challenges in protecting customers and associates while remaining available to serve customer needs. FirstBank rose to the occasion through insight, communication and swift action. The Company's Emergency Management Committee (EMC) is a board-appointed committee comprised of senior managers charged with making critical decisions during emergencies or disasters.
Throughout the lockdown period, our CEO sent daily communication to all associates to inform them on the Company’s actions and provide transparency and encouragement. We adjusted our branch lobby hours and usage and encouraged associates to work remotely where possible during the pandemic. We are proud to say there were no job eliminations as a result of the COVID-19 pandemic and we implemented a special pay code to maintain full pay for associates unable to work due to possible exposure.
Information technology systems
In 2020, significant technology efforts were undertaken to ensure the company could continue to operate with a large remote workforce in response to the pandemic. Hundreds of additional laptop computers were deployed, and systems supporting secure remote access were enhanced to support this unprecedented requirement. Also, investments were made in technology to support the PPP program, allowing the bank to make over 3,000 loans, protecting pay for over 37,000 of our customers' employees.
Significant technology investments were made in 2020 to support the conversion of the two acquired banks to our operating systems, allowing us to onboard over 61,000 Customers with over 100,000 Accounts, 300 Associates, and 14 branches. Also, in support of enhanced Customer Experience, a major conversion effort was completed to implement a new personal online and mobile banking platform, supporting over 65,000 retail customers. We implemented a robust contact center solution, to provide resilient, scalable support for all banking customers, and launched new customer-facing online mortgage origination platforms in both our online and traditional retail mortgage channels, while continuing to refine systems and processes to support the record activity from all lines of business.
Looking forward, we plan to continue making investments in our technology platforms to further enhance our scalability, resiliency, and efficiency and customer experience. In addition to continuing to enhance our network infrastructure and underlying support technologies, expansion of data warehouse reporting capabilities, and implementation of workflow and process automation technologies are planned to support more streamlined and consistent business processes, all of which support our continued growth.

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
Coronavirus Disease 2019 ("COVID-19") and related relief programs
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, enacted on March 27, 2020, by the US Government to counteract the sudden economic hardship caused by the COVID-19 health pandemic included the creation of the Paycheck Protection Program (“PPP”). The PPP, a nearly $670 billion program, as amended, was designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks, for which the Company participated as a lender. These loans were intended to provide for payroll and other operating costs, helping recipient businesses remain viable and retain employees.
On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the Consolidated Appropriations Act ("CAA") that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, the Company continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan
Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further stipulated that a qualified loan modification was exempt by law from classification as a troubled debt restructuring (“TDR”), from the period beginning March 1, 2020 until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic is terminated. Section 541 of the CAA extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. We have remained steadfast in working with customers impacted the pandemic,offering assistance including offering short-term deferrals of principal and interest payments to borrowers who are not otherwise past due.
Temporary Regulatory Capital Relief Related to Impact of CECL
Concurrent with enactment of the CARES Act, in March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL, the provisions of which became final on September 30, 2020. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company has adopted the capital transition relief over the permissible five-year period.

The Dodd-Frank Act
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the regulatory framework under which the Company operates has changed. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing issues including, among others, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, lending limits, mortgage lending practices, registration of investment advisers and changes among the bank regulatory agencies. In particular, portions of the Dodd-Frank Act that affected us and the Bank include, but are not limited to:
•The Consumer Financial Protection Bureau ("CFPB"). The CFPB is a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services and supervisory authority over banks with more than $10 billion in assets. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to FirstBank's business. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive, and abusive practices. The Company passed $10 billion in asset size during the year ended December 31, 2020 and as such, we anticipate an increase to our overall regulatory compliance costs.
•Mortgage lending activities. The Dodd-Frank Act imposed new duties on mortgage lenders, including a duty to determine the borrower's ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.
•Executive compensation and corporate governance. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Beginning in 2021, we will be subject to the say-on-pay and say-on-golden-parachute requirements and other corporate governance rules, such as the requirement for an independent compensation committee and the requirement for all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.
•Interchange Fees. The Dodd-Frank Act included provisions (known as the "Durbin Amendment"), which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets. On December 2, 2020, the Federal Register issued "Temporary Asset Thresholds" interim final rule, giving relief to institutions that may have experienced temporary balance sheet growth above one or more regulatory thresholds. FirstBank has been granted relief under this rule and as such, will not be subject to the interchange fee restrictions during 2021.
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
Financial holding company status
FB Financial has elected to be treated as a financial holding company, which allows us to engage in a broader range of activities than would otherwise be permissible for a bank holding company, including activities such as securities underwriting, insurance underwriting, and merchant banking. To qualify as a financial holding company, a bank holding company must be well-capitalized and well-managed, as those terms are used by the Federal Reserve. In addition, each subsidiary bank of a bank holding company must also be well-capitalized and well-managed and be rated at least "satisfactory" under the CRA. A bank holding company that does not qualify, or has not chosen, to become a financial holding company must limit its activities to traditional banking activities and those non-banking activities the Federal Reserve has deemed to be permissible because they are closely related to the business of banking.

Permitted activities
Under the BHCA, as amended, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case, subject to certain conditions and restrictions and prior approval of the Federal Reserve):
•banking or managing or controlling banks:
•furnishing services to or performing services for our subsidiaries:
•any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking, including:
▪factoring accounts receivable;
▪making, acquiring, brokering or servicing loans and related activities;
▪leasing personal or real property;
▪operating a nonbank depository institution, such as a savings association;
▪performing trust company functions;
▪conducting financial and investment advisory activities;
▪underwriting and dealing in government obligations and money market instruments;
▪providing specified management consulting and counseling activities;
▪performing selected data processing services and support services;
▪acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;
▪performing selected insurance underwriting activities;
▪providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and
▪issuing and selling money orders and similar consumer-type payment instruments.
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

Bank holding company obligations to bank subsidiaries
Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require us to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan, as described further under “Bank regulation: Capitalization levels and prompt corrective action” below. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.
Restrictions on bank holding company dividends.
The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend that would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
•its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
U.S. Basel III capital rules
In July 2013, federal banking regulators, including the Federal Reserve and the FDIC, adopted the U.S. Basel Capital Rules implementing many aspects of the Basel III Capital Standards. The requirements in the U.S. Basel III Capital Rules were fully phased-in as of January 1, 2019. Specifically, the rules impose the following minimum capital requirements applicable to us and the Bank:
•a common equity Tier 1 risk-based capital ratio of 4.5%;
•a Tier 1 risk-based capital ratio of 6%;
•a total risk-based capital ratio of 8%;
•a leverage ratio of 4%; and
•a supplementary leverage ratio of 3%, resulting in a leverage ratio requirement of 7%.
Under the U.S. Basel III Capital Rules, Tier 1 Capital is defined to include two components: common equity Tier 1 Capital and additional Tier 1 Capital. The highest form of capital, Common Equity Tier 1 Capital ("CET1 Capital"), consists solely of common stock plus related surplus, retained earnings, accumulated other comprehensive income, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock (and related surplus).
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
In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1 Capital, Tier 1 Capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.
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
Additionally, the U.S. Basel III Capital Standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The joint agencies issued the Regulatory Capital: Simplifications to the Capital Rule Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (Capital Simplifications Final Rule) on July 22, 2019. Under the Capital Simplifications Final Rule, non-advanced approaches banking organizations are subject to simpler regulatory capital requirements for the three categories of assets discussed above. There is a 25% CET1 Capital deduction threshold for all three categories combined.
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

Compensation and risk management
In 2010, the federal banking agencies issued guidance to regulated banks and bank holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. Further, in 2016 the federal banking regulators re-proposed rules that would prohibit incentive compensation arrangements that would encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss, and include certain prescribed standards for governance and risk management for incentive compensation for institutions.
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
An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications.
As of December 31, 2020, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.
Bank reserves
The Federal Reserve imposes reserve requirements on certain types of deposits and other liabilities of depository institutions. The Federal Reserve Board determined to reduce the reserve requirement ratios to zero percent effective March 26, 2020 in light of the shift to an ample reserves regime. The interim final rule was adopted as a final rule without change in February 2021.
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
Insurance of accounts and other assessments
The Bank pays deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters, the assessment rate increases compared to institutions at lower average asset levels. In addition, for larger institutions, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
Restrictions on transactions with affiliates
The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank, and, in our case, includes, among others, the Company as well as our Vice Chairman, James W. Ayers and the companies he controls. Accordingly, transactions between the Bank, on the one hand, and the Company or Mr. Ayers or any of his affiliates, on the other hand, will be subject to a number of restrictions, including restrictions relating to extensions of credit, contracts, leases and purchases or sale of assets. Such restrictions and limitations prevent the Company or Mr. Ayers or his affiliates from borrowing from the Bank unless the loans are secured by specified collateral of designated amounts. Furthermore, such secured loans by the Bank to the Company or Mr. Ayers and his affiliates are limited, individually, to ten percent (10%) of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to twenty percent (20%) of the Bank’s capital and surplus.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its proposed CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:
•internal policies, procedures and controls designed to implement and maintain the bank's compliance with all of the requirements of the USE PATRIOT Act, the BSA and related laws and regulations;
•systems and procedures for monitoring and reporting of suspicious transactions and activities;
•designated compliance officer;
•employee training;
•an independent audit function to test the anti-money laundering program;
•procedures to verify the identity of each client upon the opening of accounts; and
•heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.
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
Likewise, the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that United States entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders and Acts of Congress. Currently, OFAC administers and enforces comprehensive U.S. economic sanctions programs against certain specified countries/regions. In addition to the country/region-wide sanctions programs, OFAC also administers complete embargoes against individuals and entities identified on OFAC’s list of Specially Designated Nationals and Blocked Persons (“SDN List”). The SDN List includes thousands of parties that are located in many jurisdictions throughout the world, including in the United States and Europe. The Bank is responsible for determining whether any potential and/or existing clients appear on the SDN List or are owned or controlled by a person on the SDN List. If any client appears on the SDN List or is owned or controlled by a person or entity on the SDN List, such client’s account must be placed on hold and a blocking or rejection report, as appropriate and if required, must be filed within 10 business days with OFAC. In addition, if a client is a citizen of, has provided an address in, or is organized under the laws of any country or region for which OFAC maintains a comprehensive sanctions program, the Bank must take certain actions with respect to such clients as dictated under the relevant OFAC sanctions program. The Bank must maintain compliance with OFAC by implementing appropriate policies and procedures and by establishing a recordkeeping system that is reasonably appropriate to administer the Bank’s compliance program. The Bank has adopted policies, procedures and controls to comply with the BSA, the USA PATRIOT Act and OFAC regulations.
Regulatory enforcement authority
Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue consent or removal orders and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees and agents. In general, these enforcement actions may be initiated for violations of laws, regulations and orders of regulatory authorities, or unsafe or unsound practices. Other actions or inactions, including filing false, misleading or untimely reports with regulatory authorities, may provide the basis for enforcement action. When issued by a banking regulator, consent and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency.
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
As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Cincinnati under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2020, the Bank was in compliance with this requirement.
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
The CFPB may issue regulations that impact products and services offered by us or the Bank. The regulations could reduce the fees that we receive, alter the way we provide our products and services, or expose us to greater risk of private litigation or regulatory enforcement action.
Future legislative developments
Various legislative acts are from time to time introduced in Congress and the Tennessee legislature. This legislation may change banking statutes and the environment in which we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have on our financial condition or results of operations.
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

COVID-19 RISK
The COVID-19 pandemic (“COVID-19”) had, and is likely to continue to have, an adverse impact, possibly materially, on our business, results of operations, and financial condition.

The COVID-19 pandemic has created economic and financial disruptions in the economy, changed customer behaviors, disrupted supply chains, created volatility in equity markets, created significant volatility and disruption in financial markets, and increased unemployment levels. While the development and distribution of vaccines are occurring at a rapid pace, it is not yet known whether the vaccines will be widely adopted or known effective against the various strains of the virus. The pandemic has resulted in temporary closures of many businesses and the implementation of social distancing requirements in many of the communities we serve. As a result, the demand for our products and services has been significantly impacted, which could adversely affect our revenue. The pandemic continues to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, unemployment levels rise or regional economic conditions worsen. In response to the pandemic, we have initiated relief programs designed to support our customers and communities including payment deferral programs, deferral-related and other fee waivers, and other expanded assistance for customers.

Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The increase in the number of employees working remotely throughout the economy also subjects us, our customers, and our vendors to additional cybersecurity risk as cybercriminals attempt to exploit vulnerabilities, compromise business emails, and generate phishing attacks during this time.

In response to the pandemic, the Federal Reserve reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes declined to historic lows. Various bond buying programs have also been implemented in order to stabilize the financial system and reduce volatility in key debt markets. The effectiveness of these efforts is uncertain, and we cannot predict future developments, including how long the outbreak and related restrictions will last, which geographical regions may be particularly affected, or what other government responses may occur.

Future governmental actions may require additional types of customer-related responses that could negatively impact our financial results. We could be required to take capital actions in response to the pandemic, including reducing dividends and eliminating stock repurchases. The extent to which the pandemic continues to impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; efficacy of vaccines; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on economies and markets. To the extent that the pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks.
CREDIT RISK
The majority of our assets are loans, which if not repaid would result in losses to the Bank.

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
We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. In addition, we record a reserve for unfunded commitments, considering the same items included in the allowance for credit losses with the addition of expected funding. Management’s determination of the appropriateness of the allowance and reserve for unfunded commitments is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses and/or the reserve for unfunded commitments. The model is sensitive to changes in macroeconomic forecasts and incorporates management judgement. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The application of the purchase method of accounting in our acquisitions (and any future acquisitions) also will affect our allowance for credit losses. We are required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition. We initially measure the amortized cost of a purchase credit deteriorated loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price (i.e. the "gross up" approach). If we have underestimated credit losses at recognition, we will incur additional expense in our provision for credit losses to maintain an appropriate level of allowance for credit losses on those loans.

In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2020, approximately 77.9% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.  If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.

We are subject to lending concentration risks.
As of December 31, 2020, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 36%; commercial and industrial - 19%; and construction - 17%. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.
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

MARKET AND INTEREST RATE RISK
Difficult or volatile market conditions in the national financial markets, the U.S. economy generally, or the state of Tennessee in particular may adversely affect our lending activity or other businesses, as well as our financial condition.

Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally or specifically in the state of Tennessee, the principal market in which we conduct business. A deterioration in economic conditions in our primary market areas could result in increased loan delinquencies, foreclosures, and write-downs of asset values, lower demand for our products and services, reduced low cost or noninterest-bearing deposits, and intangible asset impairment. Additionally, difficult market conditions may lead to a deterioration in the value of the collateral for loans made by us, especially real estate, which could reduce our customers' ability to repay outstanding loans and reduce the value of assets associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include increased industry regulation and downward pressures on our stock price.
We conduct our banking operations primarily in Tennessee. As of December 31, 2020, approximately 76% of our loans and approximately 81% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.
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
Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference, or spread, between interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities may fluctuate. This may cause decreases in our spread and may adversely affect our earnings and financial condition. Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets.
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
In November 2020, the ICE Benchmark Administration, the London Interbank Offered Rate administrator, announced its intention to continue LIBOR until June 30, 2023. The Financial Conduct Authority announced support for this development, signaling an extension from its prior communication that it would no longer require panel banks to submit rates for LIBOR after 2021. The Alternative Reference Rates Committee was convened in the U.S. to explore alternative reference rates and supporting processes. The ARRC is made up of financial and capital market institutions, is convened by the Federal Reserve Board and the Federal Reserve Bank of New York, and includes participation by various regulators. The ARRC identified a potential successor rate to LIBOR in the Secured Overnight Financing Rate and crafted the Paced Transition Plan to facilitate the transition. However, there are conceptual and technical differences between LIBOR and SOFR.
We have a significant number of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. We have not yet determined the optimal replacement reference rate(s) that will ultimately replace LIBOR in current contracts maturing after LIBOR cessation. We have introduced SOFR as an option for use in our variable or adjustable rate credit products going forward. We have organized an internal transition program to identify system, operational, and contractual impacts, assess our risks, manage the transition, facilitate communication with our customers, and monitor the program progress.
The retirement of LIBOR is a significant shift in the industry. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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
LIQUIDITY RISK
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
MORTGAGE BANKING RISK
Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market.

We may not be able to grow our mortgage business at the same rate of growth achieved in recent years or even grow our mortgage business at all. The success of our mortgage segment is dependent upon our ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. Moreover, when interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Further, over half of our mortgage volume is through our consumer direct internet delivery channel, which targets national customers. As a result, loan originations through this channel are particularly susceptible to the interest rate environment and the national housing market.

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

In 2020, we sold nearly all of the $6.65 billion of mortgage loans held for sale that we closed. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.

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

Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities (“MBS”), in the secondary market. Presently, almost all of the newly originated loans that we originate directly with borrowers qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
Our mortgage operation originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $255.3 million in 2020. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $9.79 billion of mortgage loans owned by third parties as of December 31, 2020. As a servicer for those loans, we have certain contractual obligations to third parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.
LEGAL, REGULATORY AND COMPLIANCE RISK
We are subject to significant government regulation and supervision.
FB Financial Corporation and FirstBank are subject to extensive federal and state regulation and supervision by the FDIC, Tennessee Department of Financial Institution, the Federal Reserve Board, CFPB, among others, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as financial technology companies, finance companies, credit unions, mortgage banking companies and leasing companies. These laws and regulations apply to almost every aspect of our business, and affect our lending practices and procedures, capital structure, investment activities, deposit gathering activities, our services and products, risk management practices, dividend policy and growth, including through acquisitions.

Legislation and regulation with respect to our industry has increased in recent years, and we expect that supervision and regulation will continue to expand in scope and complexity. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, and could subject us to additional costs, restrict our growth, limit the services and products we may offer or limit the pricing of banking services and products. In addition, establishing systems and processes to achieve compliance with laws and regulation increases our costs and could limit our ability to pursue business opportunities.

If we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, significant fines and penalties, requirements to increase compliance and risk management activities and related costs and restriction on acquisitions, new locations, new lines of business, or continued growth. Future changes in federal and state banking could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs. And over the last several years, state and federal regulators have focused on enhanced risk management practices, mortgage law and regulation, compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws, rules and regulations, may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

Applicable laws and regulations restrict both the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.
The Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business: Supervision and regulation: Bank regulation: Bank dividends” and “Business: Supervision and regulation: Holding company regulation: Restriction on bank holding company dividends,” and generally consider previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition in determining whether a dividend payment is appropriate. For the foreseeable future, the majority, if not all, of our revenue will be from any dividends paid to us by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to us. Further, the present and future dividend policy of the Bank is subject to the discretion of its board of directors. We cannot guarantee that we or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends, that the board of directors of the Bank will elect to pay dividends to us, or the timing or amount of any dividend actually paid. See “Dividend policy.” If we do not pay dividends, market perceptions of our common stock may be adversely affected, which could in turn create downward pressure on our stock price.

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

TECHNOLOGY AND OPERATIONAL RISKS
We rely on third party vendors to provide services that are integral to the operation of our business.
We depend on many third-party service providers that are integral to the operation of our business. These vendors service our mortgage loan business, provide critical core systems processing services, essential web hosting and other internet systems, and deposit processing services. If any of these service providers fail to perform servicing duties or perform those duties inadequately, we could experience a temporary interruption in our business, sustain credit losses on our loans or incur additional costs to obtain a replacement servicer. There can be no assurance that a replacement servicer could be retained in a timely manner or at a similar cost.
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
The financial services industry is undergoing rapid technological changes and we may not have the resources to implement new technology to stay current with these changes.
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
STRATEGIC AND OTHER BUSINESS RISKS
Our strategy of pursuing acquisitions exposes us to risk.
We intend to continue pursuing a strategy that includes acquisitions, which involves significant operational, strategic, and regulatory risks. Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.
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
Mr. Ayers, our Vice Chairman and Founder, currently owns approximately 29% of our common stock. Further, Mr. Ayers has the right under the shareholder's agreement, by and between the Company and Mr. Ayers and entered into in connection with the Company's initial public offering, to designate up to 20% of our directors and at least one member of the nominating and corporate governance and compensation committees of our board of directors for so long as permitted under applicable law. So long as Mr. Ayers continues to own a significant portion of our common stock, he will have the ability to influence the vote in any election of directors and will have the ability to significantly influence a vote regarding a transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Mr. Ayers may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive disadvantages in owning stock of a company with a significant shareholder.
We could be required to write down goodwill and other intangible assets.
At December 31, 2020, our goodwill and other identifiable intangible assets were $265.0 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.
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

ITEM 1B - Unresolved Staff Comments
None.
ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 211 Commerce Street, Suite 300, Nashville, Tennessee 37201. As of December 31, 2020, we operated 81 full-service bank branches and nine limited service branch locations throughout our geographic market areas as well as 23 mortgage offices throughout the southeastern United States. We have banking locations in the Tennessee metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Huntsville and Florence, Alabama and Bowling Green, Kentucky. We also operate in 16 community markets throughout our footprint. See “ITEM 1. Business – Our Markets” for more detail. We own 52 of these banking locations and lease our other banking locations, nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. Additionally, we continue to upgrade our properties to make them more energy efficient and protect the environment.
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
The Company had approximately 1,962 stockholders of record as of March 5, 2021. A substantially greater number of holders of FBK common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a GICS Level 2 industry group consisting of 19 regional and national publicly traded banks. The graph assumes an initial $100 investment on September 16, 2016 (the date of our initial public offering) through December 31, 2020. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Total Return Performance
230.00
220.00
210.00
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
09/16/16
12/29/17
12/31/18
12/31/19
12/31/20
FB Financial Corporation
S&P 500 Total Return Index
S&P 500 Bank Total Return Index

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
9/16/2016	109.21	99.62	98.77
12/29/2017	221.00	127.79	158.91
12/31/2018	185.25	122.18	132.79
12/31/2019	211.28	160.65	186.75
12/31/2020	187.74	190.21	161.06
Source: S&P Global Market Intelligence
Dividends
During the second quarter of 2018, our board of directors declared a dividend to shareholders of record for the first time as a public company and has done so for each subsequent quarter since. Our dividend declarations have also been applicable to outstanding restricted stock units, for which related cash distributions are made on the vesting dates of the underlying units.
The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. Per share amounts are presented to the nearest cent.

(dollars in thousands, except per share data)
Quarterly period	Amount per share	Total cash dividend
2020:
First Quarter	$0.09	$2,866
Second Quarter	0.09	2,962
Third Quarter	0.09	4,336
Fourth Quarter	0.09	4,338

Subsequent to December 31, 2020, our board of directors declared a dividend of $0.11 per share to shareholders of record as of February 8, 2021 and payable on February 22, 2021.
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
The Company's board of directors approved a repurchase plan for up to $25 million of Company common stock for the year ended December 31, 2020. The Company purchased no shares pursuant this plan. On February 18, 2021, the board of directors approved a repurchase plan for up to $100 million of Company common stock. This repurchase plan expires March 31, 2022, and purchases will be conducted pursuant to a written plan intended to comply with Rule 10b-18 promulgated under the Exchange Act.
Sale of Equity Securities
The Company did not sell any unregistered equity securities during 2020.

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

	As of or for the year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Statement of Income Data
Total interest income	$314,644	$282,537	$239,571	$169,613	$120,494
Total interest expense	48,986	56,501	35,503	16,342	9,544
Net interest income	265,658	226,036	204,068	153,271	110,950
Provisions for credit losses	107,967	7,053	5,398	(950)	(1,479)
Total noninterest income	301,855	135,397	130,642	141,581	144,685
Total noninterest expense	377,085	244,841	223,458	222,317	194,790
Income before income taxes	82,461	109,539	105,854	73,485	62,324
Income tax expense(4)	18,832	25,725	25,618	21,087	21,733
Net income applicable to noncontrolling interest	8	—	—	—	—
Net income applicable to FB Financial Corporation	$63,621	$83,814	$80,236	$52,398	$40,591
Net income(4)	$63,629	$83,814	$80,236	$52,398	$40,591
Net interest income (tax—equivalent basis)	$268,497	$227,930	$205,668	$156,094	$113,311
Per Common Share
Basic net income(4)	$1.69	$2.70	$2.60	$1.90	$2.12
Diluted net income(4)	1.67	2.65	2.55	1.86	2.10
Book value(1)	27.35	24.56	21.87	19.54	13.71
Tangible book value(5)	21.73	18.55	17.02	14.56	11.58
Cash dividends declared	0.36	0.32	0.20	—	4.03
Selected Balance Sheet Data
Cash and cash equivalents	$1,317,898	$232,681	$125,356	$119,751	$136,327
Loans held for investment	7,082,959	4,409,642	3,667,511	3,166,911	1,848,784
Allowance for credit losses	(170,389)	(31,139)	(28,932)	(24,041)	(21,747)
Loans held for sale	899,173	262,518	278,815	526,185	507,442
Investment securities, at fair value	1,176,991	691,676	658,805	543,992	582,183
Other real estate owned, net	12,111	18,939	12,643	16,442	7,403
Total assets	11,207,330	6,124,921	5,136,764	4,727,713	3,276,881
Customer deposits	9,396,478	4,914,587	4,068,610	3,578,694	2,670,031
Brokered and internet time deposits	61,559	20,351	103,107	85,701	1,531
Total deposits	9,458,037	4,934,938	4,171,717	3,664,395	2,671,562
Borrowings	238,324	304,675	227,776	347,595	216,453
Total common shareholders' equity	1,291,289	762,329	671,857	596,729	330,498
Selected Ratios
Return on average:
Assets(2)	0.75%	1.45%	1.66%	1.37%	1.35%
Shareholders' equity(2)	6.58%	11.6%	12.7%	11.2%	14.7%
Tangible common equity(5)	8.54%	15.4%	16.7%	14.0%	17.6%
Average shareholders' equity to average assets	11.5%	12.5%	13.0%	12.2%	9.20%
Net interest margin (tax-equivalent basis)	3.46%	4.34%	4.66%	4.46%	4.10%
Efficiency ratio	66.4%	67.7%	66.8%	75.4%	76.2%
Adjusted efficiency ratio (tax-equivalent basis)(5)	59.2%	65.4%	65.8%	68.1%	70.6%
Loans held for investment to deposit ratio	74.9%	89.4%	87.9%	86.4%	69.2%
Yield on interest-earning assets	4.09%	5.42%	5.47%	4.93%	4.45%
Cost of interest-bearing liabilities	0.94%	1.48%	1.11%	0.66%	0.48%
Cost of total deposits	0.62%	1.10%	0.76%	0.42%	0.29%

	As of or for the year ended December 31,
	2020	2019	2018	2017	2016
Credit Quality Ratios
Allowance for credit losses as a percentage of loans held for investment(6)	2.41%	0.71%	0.79%	0.76%	1.18%
Allowance for credit losses to nonperforming loans(6)	264.3%	117.0%	173.0%	238.1%	216.2%
Nonperforming loans to loans, net of unearned income	0.91%	0.60%	0.46%	0.32%	0.54%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.5%	12.4%	13.1%	12.6%	10.1%
Tier 1 capital (to average assets)	10.0%	10.1%	11.4%	10.5%	10.1%
Tier 1 capital (to risk-weighted assets(3)	12.0%	11.6%	12.4%	11.4%	12.2%
Total capital (to risk-weighted assets)(3)	15.0%	12.2%	13.0%	12.0%	13.0%
Tangible common equity to tangible assets(5)	9.38%	9.69%	10.5%	9.70%	8.70%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.7%	11.1%	11.7%	10.7%	11.0%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	12.3%	12.8%	13.2%	12.6%	9.90%
Tier 1 capital (to average assets)	10.5%	9.90%	10.9%	9.80%	9.00%
Tier 1 capital (to risk-weighted assets)(3)	12.6%	11.5%	11.9%	10.7%	10.9%
Total capital to (risk-weighted assets)(3)	14.9%	12.1%	12.5%	11.3%	11.7%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	12.6%	11.5%	11.9%	10.7%	10.9%
(1)Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 47,220,743, 31,034,315, 30,724,532, 30,535,517, and 24,107,660 as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
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
(4)During the third quarter of 2016, we became a C corporation in conjunction with our initial public offering. As such, we did not pay federal income taxes for the full year of 2016. The following presents pro forma net income and pro forma net income per share using a pro forma provision for federal income tax using a combined effective income tax rate of 36.75% for the year ended December 31, 2016 and adjusting our historical net income to give effect to the pro forma provision for U.S. federal income tax. For the year ended December 31, 2016, pro forma provision for income tax was $22.9 million, pro forma net income was $39.4 million, pro forma net income per common share-basic was $2.06, and pro forma net income per common share-diluted was $2.04.
(5)These measures are not measures recognized under generally accepted accounting principles (United States) (“GAAP”), and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(6)Excludes reserve for credit losses on unfunded commitments of $13.4 million recorded in accrued expenses and other liabilities at December 31, 2020.
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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$377,085	$244,841	$223,458	$222,317	$194,790
Less vesting of one time equity grants	—	—	—	—	2,960
Less variable compensation charge related to cash settled equity awards previously issued	—	—	—	635	1,254
Less merger and conversion, and mortgage restructuring expenses	34,879	7,380	2,265	19,034	3,268
Less FHLB prepayment penalties	6,838	—	—	—	—
Less impairment and loss on sale of mortgage servicing rights	—	—	—	249	9,125
Adjusted noninterest expense	$335,368	$237,461	$221,193	$202,399	$178,183
Net interest income (tax-equivalent basis)	$268,497	$227,930	$205,668	$156,094	$113,311
Total noninterest income	301,855	135,397	130,642	141,581	144,685
Less gain on change in fair value on commercial loans held for sale and cash life insurance benefit	3,943	—	—	—	—
Less (loss) gain on sales of other real estate	(1,491)	545	(99)	774	1,282
Less (loss) gain on other assets	(90)	(104)	328	(664)	(103)
Less gain (loss) on securities	1,631	57	(116)	285	4,407
Adjusted noninterest income	$297,862	$134,899	$130,529	$141,186	$139,099
Adjusted operating revenue	$566,359	$362,829	$336,197	$297,280	$252,410
Efficiency ratio (GAAP)	66.4%	67.7%	66.8%	75.4%	76.2%
Adjusted efficiency ratio (tax-equivalent basis)	59.2%	65.4%	65.8%	68.1%	70.6%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except share and per share data)	2020	2019	2018	2017	2016
Tangible Assets
Total assets	$11,207,330,000.00	$6,124,921	$5,136,764	$4,727,713	$3,276,881
Adjustments:
Goodwill	(242,561)	(169,051)	(137,190)	(137,190)	(46,867)
Core deposit and other intangibles	(22,426)	(17,589)	(11,628)	(14,902)	(4,563)
Tangible assets	$10,942,343	$5,938,281	$4,987,946	$4,575,621	$3,225,451
Tangible Common Equity
Total common shareholders' equity	$1,291,289	$762,329	$671,857	$596,729	$330,498
Adjustments:
Goodwill	(242,561)	(169,051)	(137,190)	(137,190)	(46,867)
Core deposit and other intangibles	(22,426)	(17,589)	(11,628)	(14,902)	(4,563)
Tangible common equity	$1,026,302	$575,689	$523,039	$444,637	$279,068
Common shares outstanding	47,220,743	31,034,315	30,724,532	30,535,517	24,107,660
Book value per common share	$27.35	$24.56	$21.87	$19.54	$13.71
Tangible book value per common share	$21.73	$18.55	$17.02	$14.56	$11.58
Total common shareholders' equity to total assets	11.5%	12.4%	13.1%	12.6%	10.1%
Tangible common equity to tangible assets	9.38%	9.69%	10.5%	9.72%	8.70%

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
shareholders equity:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Return on average tangible common equity
Total average shareholders' equity	$966,336	$723,494	$629,922	$466,219	$276,587
Average goodwill	(199,104)	(160,587)	(137,190)	(84,997)	(46,867)
Average intangibles, net	(22,659)	(17,236)	(12,815)	(8,047)	(5,353)
Average tangible common equity	$744,573	$545,671	$479,917	$373,175	$224,367
Net income applicable to FB Financial Corporation	$63,621	$83,814	$80,236	$52,398	$40,591
Return on average shareholders' equity	6.58%	11.6%	12.7%	11.2%	14.7%
Return on average tangible common equity	8.54%	15.4%	16.7%	14.0%	17.6%

ITEM 7 — Management's discussion and analysis of financial condition and results of operations
Overall Objective
The following is a discussion of our financial condition at December 31, 2020 and December 31, 2019, and our results of operations for the years ended December 31, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the "Cautionary note regarding forward-looking statements" and Risk Factors" sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2019 and 2018 are included in the respective sections within "Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of operations" of our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2019.
Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, Southern Kentucky, and North Georgia. As of December 31, 2020, our footprint included 81 full-service branches serving the following Tennessee Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to a national internet delivery channel. As of December 31, 2020, we had total assets of $11.21 billion, loans held for investment of $7.08 billion, total deposits of $9.46 billion, and total shareholders’ equity of $1.29 billion.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, mortgage originations from mortgage offices within our banking footprint, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, unsecured credit lines, Federal Home Loan Bank (“FHLB”) advances, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate from our mortgage offices outside our Banking footprint and through our online ConsumerDirect channel, as well as from mortgage servicing revenues.
Developments in 2020
Mergers and acquisitions
Franklin Financial Network, Inc.
On August 15, 2020, the Company completed its previously announced merger with Franklin Financial Network, Inc ("Franklin"), and its wholly owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion. Total loans acquired included a non-strategic institutional portfolio with a fair value of $326.2 million the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31.3 million in cash consideration. The Company also issued replacement restricted stock units to replace those initially granted by Franklin in 2020 that did not vest upon change in control, with a total fair value of $0.7 million attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477.8 million in aggregate consideration.

The merger resulted in goodwill of $67.2 million being recorded based on the fair value of total assets acquired and liabilities assumed in the transaction.
The transaction added a new subsidiary to the Company, FirstBank Risk Management ("FBRM"), which provides risk management services to the Company in the form of enhanced insurance coverages. It also added a new subsidiary to the Bank, FirstBank Investments of Tennessee, Inc. ("FBIT"), which provides investment services to the Bank. FBIT has a wholly owned subsidiary, FirstBank Investments of Nevada, Inc. ("FBIN") to provide investment services to FBIT. FBIN has a controlling interest in a subsidiary, FirstBank Preferred Capital, Inc. ("FBPC"), which serves as a real estate investment trust ("REIT"), to allow the Bank to sell real estate loans to the REIT to obtain a tax benefit.
FNB Financial Corp. merger
On February 14, 2020, the Company completed its previously announced acquisition of FNB Financial Corp. and its wholly owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The Company acquired total assets of $258.2 million, loans of $182.2 million and deposits of $209.5 million. The consideration is valued at approximately $50.0 million based on 954,797 shares of the Company's common stock (utilizing the Company's market price of $36.70 on February 14, 2020) and $15.0 million in cash consideration. The acquisition resulted in $6.3 million of goodwill.
COVID-19 and the CARES Act
During 2020, the COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. As certain restrictions began lifting and more businesses were allowed to open their doors in late 2020, we began to experience a slow improvement in commerce through much of our footprint. Despite the pickup in economic activity late in the year, there is uncertainty regarding the long term effects on the global economy which could have an adverse impact on the Company.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $670 billion program, as amended, designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee up to 24 weeks of payroll and other costs, including rent and other operating costs, to help those businesses remain viable and allow their workers to continue paying bills. Over the course of 2020, we originated over 2,900 PPP loans, with $314,678 in total balances through the US Small Business Administration ("SBA"). The SBA began accepting PPP forgiveness applications in the last quarter of 2020, which decreased total balances to $212,645 as of December 31, 2020. Balances will continue to decline throughout 2021 as the SBA continues accepting forgiveness applications.
On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the Consolidated Appropriations Act ("CAA") that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, the Company continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan
Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further stipulated that a qualified loan modification was exempt by law from classification as a troubled debt restructuring (“TDR”), from the period beginning March 1, 2020 until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic is terminated. Section 541 of the CAA extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.
We have numerous customers that have experienced financial distress, as a direct result of COVID-19, and in response we introduced a payment deferral program to assist during these unprecedented times. The total amortized cost of loans deferred during 2020 that were no longer in deferral status was $1.40 billion as of December 31, 2020. We had a recorded investment in loans remaining on Company-sponsored deferred payment programs totaling $202.5 million as of December 31, 2020 , representing approximately 2.9% of our loans held for investment. Of the loans granted deferrals, these modifications typically range between sixty to ninety days and were not considered TDRs under the interagency regulatory guidance or the CARES Act. Additionally, we service mortgages on behalf of Fannie Mae, Freddie Mac and Ginnie Mae, and as of December 31, 2020 approximately 6% of customers serviced on behalf of the aforementioned companies have received forbearance assistance. COVID-19 is expected to continue to influence commerce worldwide and the magnitude to which our financial results will be impacted is uncertain at this time.
Key factors affecting our business
Interest rates
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
As a result of the COVID-19 pandemic discussed above, interest rates fell to historic lows during the year ended December 31, 2020. On March 3, 2020, the Federal Open Market Committee (‘‘FOMC’’) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. On March 15, 2020 the Federal Reserve announced it would revive its quantitative easing program to provide liquidity to the U.S. treasury and mortgage markets by committing to buy $500 billion of U.S. Treasuries and $200 billion of agency mortgage backed securities. On March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. On March 23, 2020 the Federal Reserve modified its quantitative easing program initiative to an unlimited purchase program that is expected to exceed the monetary policy support provided during the financial crisis over 10 years ago. These actions could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
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
During 2020, our percentage of total nonperforming loans to loans held for investment increased to 0.91% as of December 31, 2020, from 0.60% at December 31, 2019. Our loans classified as substandard and doubtful increased to 1.87% of loans held for investment as of December 31, 2020, compared to 1.82% as of December 31, 2019. Our nonperforming assets as of December 31, 2020 were $84.2 million, or 0.75% of total assets, increasing from $47.1 million, or 0.77% of assets as of December 31, 2019.

Our provision for credit losses on loans held for investment and unfunded commitments during the year ended December 31, 2020 was $108.0 million under the current expected credit loss methodology compared with $7.1 million under the previous incurred loss model. Our provision was comprised of $94.6 million related to provision for credit losses on loans held for investment and $13.4 million related to provision for unfunded commitments during the year ended December 31, 2020. This increase was greatly impacted by negative economic forecasts in our loss rate allowance for credit losses model promulgated by the adverse impacts of COVID-19. Economic forecasts slowly improved in the last half of 2020, however we believe the true impact of the pandemic on our loan portfolio could lag beyond the economic turnaround as borrower assistance programs are exhausted. While we continue to be sensitive to credit quality risks in our commercial real estate, commercial and industrial, and construction loan portfolios due to our concentration of loans in these categories, we believe our portfolio is well balanced overall. Although we have not experienced significant credit losses to date, we continue to closely monitor industries that present elevated risk of adverse impact. As of December 31, 2020, loans within these industries we consider "of concern" amounted to approximately 23.8% of our total loans held for investment. Additional detail summarizing our exposure to industries "of concern" is further discussed under the "Financial Condition" subheading within this management's discussion and analysis.
For additional information regarding credit quality risk factors for our Company, see “Business: Risk management: Credit risk management” and “Risk factors: Credit Risks.”
Competition
Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies, online mortgage providers, internet banks and other financial institutions operating within the areas we serve, particularly with national and regional banks that often have more resources than we do to invest in growth and technology and community banks with strong local ties, all of which target the same clients we do. Recently, we have seen increased competitive pressures on loan rates. Continued loan pricing pressure may continue to affect our financial results in the future.
For additional information, see “Business: Our markets,” “Business: Competition” and “Risk factors: Risks related to our business.”
Regulatory trends and changes in laws
We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened supervisory expectations in areas such as consumer compliance, the Bank Secrecy Act and anti-money laundering compliance, risk management and internal audit. As a result of our increase in asset size above $10 billion and these heightened expectations, we expect to incur additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants.
As described further under “Business: Supervision and regulation,” we are subject to a variety of laws and regulations, including the Dodd-Frank Act.
See also “Risk factors: Legal, regulatory and compliance risk”.
Overview of recent financial performance
Results of operations
Year ended December 31, 2020 compared to the year ended December 31, 2019
Our net income decreased during the year ended December 31, 2020 to $63.6 million from $83.8 million for the year ended December 31, 2019. Diluted earnings per common share was $1.67 and $2.65 for the years ended December 31, 2020 and 2019, respectively. Our net income represented a ROAA of 0.75% and 1.45% for the years ended December 31, 2020 and 2019, respectively, and a ROAE of 6.58% and 11.6% for the same periods. Our ratio of ROATCE for the years ended December 31, 2020 and 2019 was 8.54% and 15.4%, respectively.
These results were significantly impacted by the economic forecasts incorporated in our CECL loss rate model, leading our provision for credit losses on loans held for investment and unfunded loan commitments increased to $108.0 million for the year ended December 31, 2020 compared with $7.1 million for the year ended December 31, 2019. Our results were also impacted by an increase in merger expenses that totaled $34.9 million relating to our acquisitions of Franklin and Farmers National during year ended December 31, 2020 compared with merger expenses of $5.4 million for the year ended December 31, 2019 related to our acquisition of the Branches.
During the year ended December 31, 2020, net interest income before provision for credit losses increased to $265.7 million compared with $226.0 million in the year ended December 31, 2019.
Our net interest margin, on a tax-equivalent basis, decreased to 3.46% for the year ended December 31, 2020 as compared to 4.34% for the year ended December 31, 2019, influenced by declining interest rates during the current period.
Noninterest income for the year ended December 31, 2020 increased by $166.5 million to $301.9 million, up from $135.4 million for prior year period. The increase in noninterest income was primarily driven by an increase in mortgage banking income of $154.4 million to $255.3 million.
Noninterest expense increased to $377.1 million for the year ended December 31, 2020, compared with $244.8 million for the year ended December 31, 2019. The increase in noninterest expense is reflective of the increase in mortgage commissions stemming from elevated business activity, as well as the impact of our acquisitions and integration activities, including increases in salaries, commissions and personnel-related costs from the incremental head count.
Year ended December 31, 2019 compared to Year ended December 31, 2018
Our net income increased by 4.46% in 2019 to $83.8 million from $80.2 million in 2018. Pre-tax net income increased by $3.7 million, or 3.48%, from $105.9 million for the year ended December 31, 2018 to $109.5 million for the year ended December 31, 2019. Diluted earnings per common share was $2.65 and $2.55 for the years ended December 31, 2019 and 2018, respectively. Our net income represented a return on average assets, or ROAA, of 1.45% and 1.66% in 2019 and 2018, respectively, and a return on average shareholders’ equity, or ROAE, of 11.6% and 12.7% in 2019 and 2018, respectively. Our ratio of return on average tangible common equity ("ROATCE") for the years ended December 31, 2019 and 2018 was 15.4% and 16.7%, respectively.
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
Noninterest income for the year ended December 31, 2019 increased by $4.8 million to $135.4 million from $130.6 million from the same period in the previous year. The increase in noninterest income was largely a result of an increase in ATM and interchange fees related to our growth and volume of business.
Noninterest expense increased to $244.8 million for the year ended December 31, 2019 compared to $223.5 million for the years ended December 31, 2018. The increase in noninterest expense reflects the impact of our acquisition of the Branches, including increases in salaries, commissions and personnel-related costs and increased merger expenses. Noninterest expense for the year ended December 31, 2019 also reflects expenses of $2.0 million related to the sale of our wholesale mortgage origination channels comprising the third party origination ("TPO") and correspondent origination channels (collectively referred to as "mortgage restructuring").
Financial condition
Our total assets grew by 83.0% to $11.21 billion at December 31, 2020, as compared to $6.12 billion at December 31, 2019. The increase reflects additions through acquisitions amounting to $3.63 billion and $258.2 million from Franklin and Farmers National, respectively, which closed on August 15, 2020 and February 14, 2020, respectively. Loans held for investment increased $2.67 billion to $7.08 billion at December 31, 2020, compared to $4.41 billion at December 31, 2019. The increase in loans held for investment for the year ended 2020 includes $2.43 billion and $182.2 million of loans acquired from Franklin and Farmers National, respectively, as well as $212.6 million of PPP loans outstanding as part of the CARES Act.
We grew total deposits by $4.52 billion to $9.46 billion at December 31, 2020, compared to $4.93 billion at December 31, 2019. The increase includes $3.12 billion of deposits assumed in the Franklin acquisition and $209.5 million assumed in the Farmers National acquisition.

Excluding the impact of our merger and acquisition activities, as well as the PPP loans included in loans held for investment, total assets increased 16.0%, total loans decreased 3.4%, and total deposits increased 24.2%, from December 31, 2019 to December 31, 2020.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 21, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased in the year ended December 31, 2020 to $5.9 million, compared to $107.1 million for the year ended December 31, 2019. These results were primarily driven by the provisions for credit losses on loans held for investment and unfunded loan commitments totaling $108.0 million during the year ended December 31, 2020 compared to $7.1 million in the previous year. Net interest income increased $39.5 million to $265.6 million during the year ended December 31, 2020 from $226.1 million in the same period in the prior year. Noninterest income increased to $122.0 million in the year ended December 31, 2020 as compared to $64.9 million in the year ended December 31, 2019. Noninterest expense increased $96.8 million, primarily due to merger and other costs associated with our overall growth, including increased salaries, commissions and employee benefits expenses associated with incremental headcount following our acquisitions. Results of our Banking Segment also include mortgage retail footprint pre-tax net contribution of $26.4 million and $7.2 million in the years ended December 31, 2020 and 2019, respectively.
Mortgage
Income before taxes from the Mortgage segment increased to $76.5 million for the year ended December 31, 2020 as compared to $2.5 million for the year ended December 31, 2019 primarily due to increased volume driven by declining interest rates and an increase in refinancing activity. The increase in volume contributed to noninterest income increasing $109.4 million to $179.9 million during the year ended December 31, 2020 compared to $70.5 million for the year ended December 31, 2019.
Noninterest expense for the years ended December 31, 2020 and 2019 was $103.4 million and $68.0 million, respectively. This increase during the year ended December 31, 2020 is mainly attributable to a continued increase in business activity and the result of a conducive interest rate environment for refinancing during the period, which led to an increase in related commissions and incentives expenses.
During 2019, we made a strategic decision to sell our wholesale mortgage operations, which comprise the third party origination ("TPO") and correspondent mortgage delivery channels. The exit of the two wholesale channels better aligns the Mortgage segment with our strategic plan and long-term vision for the Company. This has also allowed additional focus on our retail and Consumer Direct origination channels. In connection with the mortgage restructuring, the Company incurred related expenses, including $0.1 million attributed to the relief of goodwill, totaling $2.0 million for the year ended December 31, 2019, respectively.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the years ended December 31, 2020 and 2019.
Net interest income
Net interest income is the most significant component of our earnings, generally comprising over 50% of our total revenues in a given period. Net interest income and margin are shaped by many factors, primarily the volume, term structure and mix of earning assets, funding mechanisms, and interest rate fluctuations. Other factors include accretion income on purchased loans, prepayment risk on mortgage and investment–related assets, and the composition and maturity of earning assets and interest-bearing liabilities. In response to economic uncertainty related to the COVID-19 pandemic, the Federal Reserve remains committed to using all available tools to support the economy and uphold their dual mandate of full employment and stable prices. The FOMC maintained the Federal Funds rate to zero lower bound, and maintained their commitment to open-ended purchases of Treasury securities and agency mortgage-backed securities. During the last half of 2020, the US Treasury yield curve steepened as long-term rates rose. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to continue having a negative impact on net interest income. Other financial impacts could occur, though such potential impacts are unknown at this time.
Year ended December 31, 2020 compared to year ended December 31, 2019
On a tax-equivalent basis, net interest income increased $40.6 million to $268.5 million in the year ended December 31, 2020 as compared to $227.9 million in the year ended December 31, 2019. The increase in tax-equivalent net interest income in the year ended December 31, 2020 was primarily driven by an increase in loan volume influenced by the Franklin merger, which was also impacted by a decrease in overall cost of deposits.
Interest income, on a tax-equivalent basis, was $317.5 million for the year ended December 31, 2020, compared to $284.4 million for the year ended December 31, 2019, an increase of $33.1 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $27.4 million to $278.1 million for the year ended December 31, 2020 from $250.7 million for the year ended December 31, 2019 primarily due to increased loan volume driven by growth in average loan balances of $1.47 billion. The growth in average loan balance reflects the addition of $182.2 million in loans acquired from Farmers National and $2.43 billion in loans acquired in the Franklin merger. In addition, the origination of PPP loans during the period contributed $206.8 million to the increase in average total loans held for investment.
The tax-equivalent yield on loans held for investment was 4.95%, down 109 basis points from the year ended December 31, 2019. The decrease in yield was primarily due to the lower interest rate environment and was also impacted by lower-yielding PPP loans originated during the period. Contractual loan interest rates yielded 4.57% in the year ended December 31, 2020 compared with 5.50% in the year ended December 31, 2019. PPP loans contribute 14 basis points of this decline in contractual loan yield.
The components of our loan yield, a key driver to our NIM for the year ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$256,929	4.57%	$228,069	5.50%	$183,116	5.42%
Origination and other loan fee income (2)	15,978	0.28%	12,977	0.31%	13,093	0.39%
Accretion on purchased loans	3,788	0.07%	8,556	0.21%	7,608	0.23%
Nonaccrual interest collections	1,381	0.03%	885	0.02%	1,375	0.04%
Syndicated loan fee income	—	—%	206	—%	351	0.01%
Total loan yield	$278,076	4.95%	$250,693	6.04%	$205,543	6.09%
(1)Includes tax-equivalent adjustment.
(2)Includes $2.09 million of loan contractual interest and $3.92 million of loan fees related to PPP loans for the year ended December 31, 2020.
Accretion on purchased loans contributed 5 and 16 basis points to the NIM for the year ended December 31, 2020 and 2019, respectively. The decrease in accretion is due in part to the adoption of CECL and purchase accounting resulting from our merger with Franklin, that contributed a net premium of $11.3 million recorded as of August 15, 2020, to be amortized as a reduction to loan interest income. Contractual interest and origination fees on PPP loans attributed 8 basis points to the NIM for the year ended December 31, 2020. We anticipate recognizing an estimated $2.7 million in deferred origination fees, net of third party costs and deferred salaries, over the remaining life of the PPP loan portfolio.
Our NIM, on a tax-equivalent basis, decreased to 3.46% during the year ended December 31, 2020 from 4.34% in the year ended December 31, 2019, driven by a declining interest rate environment and change in balance sheet mix, partially attributable to our acquisition of Franklin during the year.

Interest expense was $49.0 million for the year ended December 31, 2020, a decrease of $7.5 million as compared to the year ended December 31, 2019. The primary driver was the impact of the decrease in interest rates on deposits, resulting in total deposit interest expense decrease of $8.7 million to $42.9 million for the year ended December 31, 2020, compared to $51.6 million for the year ended December 31, 2019. The decrease was largely attributed to money market deposits which decreased to $13.7 million for the year ended December 31, 2020 from $17.4 million for the year ended December 31, 2019 and customer time deposits which decreased to $19.7 million for the year ended December 31, 2020 from $24.1 million for the year ended December 31, 2019. The average rate on money markets decreased to 0.76%, down 66 basis points from the year ended December 31, 2019. Average money market balances increased $587.8 million to $1,807.5 million during the year ended December 31, 2020 from $1,219.7 million for the same period in the previous year. The decrease in interest expense on customer time deposits was primarily driven by decreased interest rates as the average rate on customer time deposits decreased 57 basis points from 2.09% for the year ended December 31, 2019 to 1.52% for the year ended December 31, 2020. Total cost of deposits was 0.62% for the year ended December 31, 2020 compared to 1.10% for the year ended December 31, 2019.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Year Ended December 31,
	2020			2019			2018
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$5,621,832	$278,076	4.95%	$4,149,590	$250,693	6.04%	$3,376,203	$205,543	6.09%
Loans held for sale-mortgage	420,791	12,699	3.02%	254,689	9,966	3.91%	352,370	15,632	4.44%
Loans held for sale-commercial	84,580	4,166	4.93%	—	—	—%	—	—	—%
Securities:
Taxable	589,393	10,267	1.74%	516,250	13,223	2.56%	478,034	12,397	2.59%
Tax-exempt (4)	275,786	9,570	3.47%	155,306	6,498	4.18%	119,295	5,473	4.59%
Total Securities (4)	865,179	19,837	2.29%	671,556	19,721	2.94%	597,329	17,870	2.99%
Federal funds sold	85,402	304	0.36%	31,309	678	2.17%	21,466	412	1.92%
Interest-bearing deposits with other financial institutions	662,175	1,960	0.30%	130,145	2,651	2.04%	49,549	998	2.01%
FHLB stock	21,735	441	2.03%	15,146	722	4.77%	12,742	716	5.62%
Total interest earning assets (4)	7,761,694	317,483	4.09%	5,252,435	284,431	5.42%	4,409,659	241,171	5.47%
Noninterest Earning Assets:
Cash and due from banks	66,177			51,194			49,410
Allowance for credit losses	(121,033)			(30,442)			(25,747)
Other assets (3)	731,262			504,485			411,543
Total noninterest earning assets	676,406			525,237			435,206
Total assets	$8,438,100			$5,777,672			$4,844,865
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$1,461,596	$8,875	0.61%	$950,219	$8,755	0.92%	$894,252	$6,488	0.73%
Money market deposits(8)	1,807,481	13,707	0.76%	1,219,652	17,380	1.42%	1,027,047	10,895	1.06%
Savings deposits	274,489	232	0.08%	199,535	301	0.15%	178,303	272	0.15%
Customer time deposits(8)	1,289,552	19,656	1.52%	1,155,058	24,103	2.09%	744,834	10,409	1.40%
Brokered and internet time deposits(8)	43,372	389	0.90%	45,313	1,029	2.27%	82,113	1,472	1.79%
Time deposits	1,332,924	20,045	1.50%	1,200,371	25,132	2.09%	826,947	11,881	1.44%
Total interest bearing deposits	4,876,490	42,859	0.88%	3,569,777	51,568	1.44%	2,926,549	29,536	1.01%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	32,912	201	0.61%	26,400	291	1.10%	19,528	150	0.77%
Federal Home Loan Bank advances(6)	212,705	1,093	0.51%	187,509	3,004	1.60%	216,011	4,166	1.93%
Subordinated debt(7)	86,944	4,475	5.15%	30,930	1,638	5.30%	30,930	1,651	5.34%
Other borrowings	12,939	358	2.77%	—	—	—%	$—	$—	—%
Total other interest-bearing liabilities	345,500	6,127	1.77%	244,839	4,933	2.01%	266,469	5,967	2.24%
Total interest-bearing liabilities	5,221,990	48,986	0.94%	3,814,616	56,501	1.48%	3,193,018	35,503	1.11%
Noninterest bearing liabilities:
Demand deposits	2,092,450			1,130,113			967,663
Other liabilities	157,289			109,449			54,262
Total noninterest-bearing liabilities	2,249,739			1,239,562			1,021,925
Total liabilities	7,471,729			5,054,178			4,214,943
FB Financial Corporation shareholders' equity	966,336			723,494			629,922
Noncontrolling interest	35			—			—
Shareholders' equity	966,371			723,494			629,922
Total liabilities and shareholders' equity	$8,438,100			$5,777,672			$4,844,865
Net interest income (tax-equivalent basis)		$268,497			$227,930			205,668
Interest rate spread (tax-equivalent basis)			3.15%			3.94%			4.36%
Net interest margin (tax-equivalent basis) (5)			3.46%			4.34%			4.66%
Cost of total deposits			0.62%			1.10%			0.76%
Average interest-earning assets to average interest-bearing liabilities			148.6%			137.7%			138.1%
(1)Calculated using daily averages.

(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $16.0 million, $13.0 million, and $13.1 million, accretion of $3.8 million, $8.6 million, and $7.6 million, nonaccrual interest collections of $1.4 million, $0.9 million, and $1.4 million, and syndicated loan fees of $0, $0.2 million, and $0.4 million are included in interest income for the years ended December 31, 2020, 2019, and 2018, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $2.8 million, $1.9 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
(6)Includes $1.0 million and $0.5 million of gain accretion from other comprehensive income from previously cancelled cash flow hedge for the year ended December 31, 2020 and 2019, respectively. See additional discussion at Note 18."Derivatives."
(7)Includes $0.4 million of accretion on subordinated debt fair value mark for the year ended December 31, 2020.
(8)Includes $0.9 million and $0 of interest rate premium accretion on money market deposits, $2.0 million and $0 on customer time deposits and $0.4 million and $0.1 million on brokered and internet deposits for the years ended December 31, 2020 and 2019, respectively.
Rate/volume analysis
The tables below present the components of the changes in net interest income for the the year ended December 31, 2020 and 2019. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Year ended December 31, 2020 compared to year ended December 31, 2019

	Year ended December 31, 2020 compared to year ended December 31, 2019 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Total
Interest-earning assets:
Loans (1)(2)	$72,822	$(45,439)	$27,383
Loans held for sale - residential	5,013	(2,280)	2,733
Loans held for sale - commercial	4,166	—	4,166
Securities available for sale and other securities:
Taxable	1,274	(4,230)	(2,956)
Tax Exempt (2)	4,181	(1,109)	3,072
Federal funds sold and balances at Federal Reserve Bank	193	(567)	(374)
Time deposits in other financial institutions	1,575	(2,266)	(691)
FHLB stock	134	(415)	(281)
Total interest income (2)	89,358	(56,306)	33,052
Interest-bearing liabilities:
Interest-bearing checking	3,105	(2,985)	120
Money market deposits(5)	4,458	(8,131)	(3,673)
Savings deposits	63	(132)	(69)
Customer time deposits(5)	2,050	(6,497)	(4,447)
Brokered and internet time deposits(5)	(17)	(623)	(640)
Securities sold under agreements to repurchase and federal funds purchased	40	(130)	(90)
Federal Home Loan Bank advances(3)	129	(2,040)	(1,911)
Subordinated debt(4)	2,883	(46)	2,837
Other borrowings	358	—	358
Total interest expense	13,069	(20,584)	(7,515)
Change in net interest income (2)	$76,289	$(35,722)	$40,567
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $16.0 million and $13.0 million, accretion of $3.8 million and $8.6 million, nonaccrual interest collections of $1.4 million and $0.9 million, and syndicated loan fee income of $0 and $0.2 million are included in interest income for the year ended December 31, 2020 and 2019, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $1.0 million and $0.5 million of gain accretion from other comprehensive income from a previously cancelled cash flow hedge for the years ended December 31, 2020 and 2019, respectively.
(4)Includes $0.4 million accretion on subordinated debt fair value premium for the year ended December 31, 2020.
(5)Includes $0.9 million and $0 of interest rate premium accretion on money market deposits, $2.0 million and $0 on customer time deposits and $0.4 million and $0.1 million on brokered and internet deposits for the years ended December 31, 2020 and 2019, respectively.

As discussed above, the $27.4 million increase in interest income on loans held for investment during the year ended December 31, 2020 compared to December 31, 2019 was the primary driver of the $40.6 million increase in tax-equivalent net interest income. The increase in loan interest income was driven by an increase in average loans held for investment of $1.47 billion, or 35.5%, to $5.62 billion for the year ended December 31, 2020, as compared to $4.15 billion for the year ended December 31, 2019, which was largely attributable to the acquisition of $182.2 million in loans from the Farmers National acquisition and $2.43 billion in loans from the Franklin merger plus an increase of $206.8 million in average PPP loans. The total decrease in interest expense of $7.5 million was primarily driven by decreases in rates on money market and customer time deposits partially offset by increase in volume, partially related to our acquisitions.

Year Ended December 31, 2019 compared to year ended December 31, 2018

	Year Ended December 31, 2019 compared to year ended December 31, 2018 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$46,723	$(1,573)	$45,150
Loans held for sale	(3,822)	(1,844)	(5,666)
Securities available for sale and other securities:
Taxable	979	(153)	826
Tax Exempt(2)	1,507	(482)	1,025
Federal funds sold and balances at Federal Reserve Bank	213	53	266
Time deposits in other financial institutions	1,642	11	1,653
FHLB stock	115	(109)	6
Total interest income(2)	47,357	(4,097)	43,260
Interest-bearing liabilities:
Interest bearing checking	516	1,751	2,267
Money market deposits	2,745	3,740	6,485
Savings deposits	32	(3)	29
Customer time deposits	8,560	5,134	13,694
Brokered and internet time deposits	(836)	393	(443)
Securities sold under agreements to repurchase and federal funds purchased	76	65	141
Federal Home Loan Bank advances	(457)	(705)	(1,162)
Subordinated debt	—	(13)	(13)
Total interest expense	10,636	10,362	20,998
Change in net interest income(2)	$36,721	$(14,459)	$22,262
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

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses ("ACL") at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. We adopted the expected credit loss methodology under FASB ASC Topic 326 on January 1, 2020. The change in methodology from the previous incurred loss model in place prior to adoption requires additional inputs and the use of reasonable and supportable economic forecasts to estimate loan losses for the entire life of the loan portfolio. As such, the results between models are not necessarily comparable. Refer to Note 1, "Basis of presentation" in the notes to our consolidated financial statements for a detailed discussion regarding ACL methodology.
Year ended December 31, 2020 compared to year ended December 31, 2019
Our provision for credit losses on loans held for investment for the year ended December 31, 2020 was $94.6 million as compared to $7.1 million for the year ended December 31, 2019. The steep increase in provision for credit losses was primarily the result of conforming the acquired loan portfolios to comply with CECL under our established framework and governance model, as CECL requires the establishment of an allowance for credit losses for non-purchased credit deteriorated loans be recognized through the provision for credit losses on the acquisition date. In addition to the impact of the acquired portfolios during the year, our provision for credit losses was impacted by declining economic forecasts resulting from the impact of COVID-19. The provision for credit losses on loans held for investment recognized in expense in conjunction with the Farmers National acquisition on February 14, 2020 amounted to $2.9 million while the provision for credit losses on loans held for investment recognized in expense in conjunction with the Franklin merger on August 15, 2020 amounted to $52.8 million. The remaining $38.9 million included in the provision for credit losses is reflective of activity for both the Company's legacy non-acquired portfolios and the acquired portfolios of Farmers National and Franklin from their respective acquisition dates through the remainder of 2020. Although the portfolio benefited from improving economic forecasts in the last half of 2020, there is much uncertainty surrounding the impact of the COVID-19 pandemic, which may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
As of December 31, 2020, we determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the year ended December 31, 2020.
In connection with the adoption of CECL on January 1, 2020, the Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. As such, the Company recorded provision for credit losses on unfunded commitments of $13.4 million for the year ended December 31, 2020.
See the section captioned "Allowance for Credit Losses" for more information regarding the Company's ACL methodology.

Noninterest income
Our noninterest income includes gains on sales of mortgage loans, unrealized change in fair value of loans held for sale and derivatives, fees on mortgage loan originations, loan servicing fees, hedging results, fees generated from deposit services, investment services and trust income, gains and losses on securities, other real estate owned and other assets and other miscellaneous noninterest income.
The following table sets forth the components of noninterest income for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Mortgage banking income	$255,328	$100,916	$100,661
Service charges on deposit accounts	9,160	9,479	8,502
ATM and interchange fees	14,915	12,161	10,013
Investment services and trust income	7,080	5,244	5,181
Gain (loss) from securities, net	1,631	57	(116)
(Loss) gain on sales or write-downs of other real estate owned	(1,491)	545	(99)
(Loss) gain from other assets	(90)	(104)	328
Other	15,322	7,099	6,172
Total noninterest income	$301,855	$135,397	$130,642

Year ended December 31, 2020 compared to year ended December 31, 2019
Noninterest income amounted to $301.9 million for the year ended December 31, 2020, an increase of $166.5 million, or 122.9%, as compared to $135.4 million for the year ended December 31, 2019. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $255.3 million and $100.9 million for the years ended December 31, 2020 and 2019, respectively, representing a 153.0% increase year-over-year.
During the year ended December 31, 2020, the Bank’s mortgage operations had sales of $6.24 billion which generated a gain on sales margin of 3.79%. This compares to $4.55 billion and 2.12% for the year ended December 31, 2019. The increase in gain on sales margin is a result of the mortgage restructuring in 2019, and productive market conditions in 2020. The industry benefited greatly from declining interest rates in 2020, causing a sharp increase in volume in 2020. Mortgage banking income from gains on sale and related fair value changes increased to $267.6 million during the year ended December 31, 2020 compared to $100.2 million for the year ended December 31, 2019. Total interest rate lock volume increased $3,036.0 million, or 51.4%, during the year ended December 31, 2020 compared to the previous year. The volume mix of refinances and purchases also shifted during year ended December 31, 2020 to 77.6% refinance volume compared with 56.2% during the previous year.
Our mortgage banking business is directly impacted by the interest rate environment, regulatory environment, consumer demand, economic conditions, and investor demand for mortgage securities. Mortgage production, especially refinance activity, declines in rising interest rate environments. While we have not yet experienced significant slowdowns in our mortgage production volume, our interest rate lock volume is expected to be materially and adversely impacted by rising interest rates, and we expect to see declining refinance activity within the mortgage industry when rates rise.
Income from mortgage servicing of $22.1 million and $17.7 million for year ended December 31, 2020 and 2019, respectively, was offset by declines in fair value of MSRs and related hedging activity of $34.4 million and $17.0 million in the year ended December 31, 2020 and 2019, respectively.

The components of mortgage banking income for the year ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Mortgage banking income:
Origination and sales of mortgage loans	$236,382	$96,710	$98,075
Net change in fair value of loans held for sale and derivatives	31,192	3,518	(9,332)
Change in fair value on MSRs	(34,374)	(16,989)	(8,673)
Mortgage servicing income	22,128	17,677	20,591
Total mortgage banking income	$255,328	$100,916	$100,661
Interest rate lock commitment volume by line of business:
Consumer direct	$5,539,862	$2,979,811	$2,685,103
Third party origination (TPO)	—	327,373	860,464
Retail	3,399,174	1,605,158	1,250,136
Correspondent	—	990,646	2,325,555
Total	$8,939,036	$5,902,988	$7,121,258
Interest rate lock commitment volume by purpose (%):
Purchase	22.4%	43.8%	65.7%
Refinance	77.6%	56.2%	34.3%
Mortgage sales	$6,235,149	$4,554,962	6,154,847
Mortgage sale margin	3.79%	2.12%	1.59%
Closing volume	$6,650,258	$4,540,652	$5,958,066
Outstanding principal balance of mortgage loans serviced	$9,787,657	$6,734,496	$6,755,114

Mortgage banking income attributable to our Banking segment from retail operations within the Bank footprint was $75.4 million and $30.4 million for the year ended December 31, 2020 and 2019, respectively, and mortgage banking income attributable to our Mortgage segment was $179.9 million and $70.5 million for the year ended December 31, 2020 and 2019, respectively.
Other noninterest income for the year ended December 31, 2020 increased $8.2 million to $15.3 million as compared to other noninterest income of $7.1 million for year ended December 31, 2019. This increase reflects a gain on commercial loans held for sale of $3.2 million related to changes in fair value from Franklin acquisition date to the end of 2020. Additionally, the increase reflect reflects increased swap fee income in addition to overall increases due to our growth and volume of business.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Salaries, commissions and employee benefits	$233,768	$152,084	$136,892
Occupancy and equipment expense	18,979	15,641	13,976
Legal and professional fees	7,654	7,486	7,903
Data processing	11,390	10,589	9,100
Merger costs	34,879	5,385	1,594
Amortization of core deposit and other intangibles	5,323	4,339	3,185
Advertising	10,062	9,138	13,139
Other expense	55,030	40,179	37,669
Total noninterest expense	$377,085	$244,841	$223,458

Year ended December 31, 2020 compared to year ended December 31, 2019
Noninterest expense increased by $132.2 million during the year ended December 31, 2020 to $377.1 million as compared to $244.8 million in the year ended December 31, 2019. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 62.0% and 62.1% of total noninterest expense in the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, salaries and employee benefits expense increased $81.7 million, or 53.7%, to $233.8 million as compared to $152.1 million for the year ended December 31, 2019. This increase was mainly driven by our increase in headcount as a result of our mergers. During the year ended December 31, 2020, FTE's increased to 1,852 as of December 31, 2020 from 1,377 as of December 31, 2019. Also included in total salaries, commissions and employee benefits expense was an increase of $41.8 million in commissions and incentives expenses resulting from increased mortgage production previously discussed.
Costs resulting from our equity compensation grants during the years ended December 31, 2020 and 2019 amounted to $10.2 million and $7.1 million, respectively. These grants comprise restricted stock units granted to all new full-time associates each year in addition to annual performance grants, employment agreement grants and grants resulting from acquisition. Additionally, during 2020 we began granting performance-based stock units, which resulted in $1.0 million in expense during the year ended December 31, 2020.
Merger costs amounted to $34.9 million for the year ended December 31, 2020 compared to $5.4 million for the year ended December 31, 2019. For the year ended December 31, 2020, merger costs consisted of $7.7 million of contract termination costs, $5.6 million of branch closing and consolidation costs, $7.7 million of professional fees, $6.6 million of severance and separation benefits, $4.5 million of conversion-related costs, and $2.7 million of other acquisition-related costs. Costs during the previous year were related to our acquisition of the Branches, which closed during the second quarter of the previous year. We anticipate to continue incurring severance and separation benefits through the first half of 2021 for certain merger-related employment agreements.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $14.9 million during the year ended December 31, 2020 to $55.0 million compared to $40.2 million during the year ended December 31, 2019. The increase reflects costs associated with our growth, including the impact of our acquisitions, as well as a one-time prepayment penalty of $6.8 million, incurred in connection with our repayment of $150.0 million in long-term advances and $100.0 million in 90 day fixed rate advances.
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
Our efficiency ratio was 66.4% and 67.7% for the year ended December 31, 2020 and 2019, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 59.2% and 65.4% for the year ended December 31, 2020 and 2019, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Return on average total assets	0.75%	1.45%	1.66%
Return on average shareholders' equity	6.58%	11.6%	12.7%
Dividend payout ratio	22.8%	12.2%	7.93%
Average shareholders’ equity to average assets	11.5%	12.5%	13.0%

As previously discussed, during the year ended December 31, 2020, we recognized significant increases in our provision for credit losses and merger costs, which resulted in return on average total assets of 0.75% for the year ended December 31, 2020, as compared to 1.45% for the year ended December 31, 2019. Return on average shareholders’ equity was 6.58% for the year ended December 31, 2020, as compared to 11.6% for the year ended December 31, 2019.
Income taxes
We recorded an income tax expense of $18.8 million and $25.7 million for the years ended December 31, 2020 and 2019, respectively. This represents effective tax rates of 22.84% and 23.48% for the years ended December 31, 2020 and 2019, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and tax credits, and additional deductions for equity-based compensation upon the distribution of restricted stock units.
Financial condition
The following discussion of our financial condition compares balances as of December 31, 2020 with December 31, 2019.
Total assets
Our total assets were $11.21 billion at December 31, 2020, compared to total assets of $6.12 billion as of December 31, 2019. The increase was attributable to our acquisition of Farmers National, completed on February 14, 2020 and merger with Franklin on August 15, 2020, which added assets of $258.2 million and $3.63 billion, respectively, combined with our participation in the PPP. Additionally, the increase is partially related to the $212.6 million of outstanding PPP loans at December 31, 2020. Additionally, we held cash and cash equivalents of $1.32 billion at December 31, 2020, an increase of $1.09 billion during the year 2020, up from $232.7 million at December 31, 2019. As a result of the COVID-19 pandemic, we have taken appropriate measures to ensure adequate liquidity.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 63.2% and 72.0% of our total assets as of December 31, 2020 and December 31, 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “participated loans”). At December 31, 2020 and December 31, 2019, loans held for investment included approximately $206.8 million and $103.4 million, respectively, related to purchased participation loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans by type
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial (1)	$1,346,122	19%	$1,034,036	23%	$867,083	24%	$715,075	23%	$386,233	21%
Construction	1,222,220	17%	551,101	13%	556,051	15%	448,326	14%	245,905	13%
Residential real estate:
1-to-4 family	1,089,270	15%	710,454	16%	555,815	16%	480,989	15%	294,924	16%
Line of credit	408,211	6%	221,530	5%	190,480	5%	194,986	6%	177,190	10%
Multi-family	175,676	2%	69,429	2%	75,457	2%	62,374	2%	44,977	2%
Commercial real estate:
Owner-Occupied	924,841	13%	630,270	14%	493,524	13%	495,872	16%	357,346	19%
Non-Owner Occupied	1,598,979	23%	920,744	21%	700,248	19%	551,588	17%	267,902	15%
Consumer and other	317,640	5%	272,078	6%	228,853	6%	217,701	7%	74,307	4%
Total loans	$7,082,959	100%	$4,409,642	100%	$3,667,511	100%	$3,166,911	100%	$1,848,784	100%
(1)Includes $212,645 of loans originated as part of the PPP at December 31, 2020, established by the CARES Act, in response to the COVID-19 pandemic. The PPP is administered by the SBA; loans originated as part of the PPP may be forgiven by the SBA under a set of defined rules.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2020 and December 31, 2019, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. While most industries have and are expected to continue to experience adverse impacts as a result of COVID–19, certain industries present more risk than others. As of December 31, 2020, outstanding loan principal balances of loans in deferral status amounted to $202.5 million. The following presents industry loan categories considered to be “of concern” in relation to our total portfolio as of December 31, 2020.

Industry	Approximate % of total loans	Description of components
Retail lending	8.7%	Includes non-owner occupied CRE, automobile, recreational vehicle and boat dealers, gas stations and convenience stores, pharmacies and drug stores, and sporting goods.
Healthcare	4.9%	Includes assisted living, nursing and continuing care, medical practices, social assistance, mental health and substance abuse centers.
Hotel	4.9%	Vast majority of hotel exposure is built around long-term successful hotel operators and strong flags located within our banking footprint.
Other leisure	1.7%	Includes marinas, recreational vehicle parks and campgrounds, fitness and recreational sports centers, sports teams and clubs, historical sites, and theaters.
Transportation	1.6%	Includes trucking exposure made up of truckload operators, equipment lessors to owner/operators, and local franchisees of major national trucking companies. Also includes air travel (no commercial airlines) and support and to a lesser extent, consumer charter and transportation and warehousing.
Restaurants	2.0%	Majority made up of full service restaurants with no major concentration by operator or brand. Also includes limited service restaurants and bars.
Banking regulators have established thresholds of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. Management strives to operate within the thresholds set forth above.
When a company's ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management.
The table below shows concentration ratios for the Bank and Company as of December 31, 2020 and December 31, 2019, which both were within the stated thresholds.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
December 31, 2020
Construction	93.1%	96.9%
Commercial real estate	228.3%	237.7%
December 31, 2019
Construction	88.4%	87.0%
Commercial real estate	247.4%	243.4%

Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the CARES Act. The PPP is administered by the SBA, and loans we originated as part of the PPP may be forgiven by the SBA under a set of defined rules. These federally guaranteed loans were intended to provide up to 24 weeks of payroll and other operating costs as a source of aid to small- and medium-sized businesses. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. Excluding PPP loans totaling $212.6 million as of December 31, 2020, our commercial and industrial loans comprised $1,133.5 million, or 16% of our loans held for investment.
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
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of December 31, 2020 and December 31, 2019. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments. As of December 31, 2020 and December 31, 2019, the Company had $22.4 million and $23.1 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2020
Commercial and industrial	$225,384	$955,847	$164,891	$1,346,122
Commercial real estate:
Owner occupied	114,993	453,426	356,422	924,841
Non-owner occupied	134,846	770,849	693,284	1,598,979
Residential real estate:
1-to-4 family	78,600	361,804	648,866	1,089,270
Line of credit	27,970	82,084	298,157	408,211
Multi-family	6,291	74,139	95,246	175,676
Construction	613,153	384,124	224,943	1,222,220
Consumer and other	29,051	77,398	211,191	317,640
Total ($)	$1,230,288	$3,159,671	$2,693,000	$7,082,959
Total (%)	17.4%	44.6%	38.0%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2019
Commercial and industrial	$396,045	$501,693	$136,298	$1,034,036
Commercial real estate:
Owner occupied	97,724	367,072	165,474	630,270
Non-owner occupied	109,172	552,333	259,239	920,744
Residential real estate:
1-to-4 family	63,297	258,570	388,587	710,454
Line of credit	7,179	47,629	166,722	221,530
Multi-family	1,793	57,602	10,034	69,429
Construction	241,872	259,942	49,287	551,101
Consumer and other	38,830	66,016	167,232	272,078
Total ($)	$955,912	$2,110,857	$1,342,873	$4,409,642
Total (%)	21.7%	47.9%	30.4%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of December 31, 2020 and December 31, 2019.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
Commercial and industrial	$577,567	$543,171	$1,120,738
Commercial real estate:
Owner occupied	534,035	275,813	809,848
Non-owner occupied	609,100	855,033	1,464,133
Residential real estate:
1-to-4 family	809,012	201,658	1,010,670
Line of credit	4,647	375,594	380,241
Multi-family	86,232	83,153	169,385
Construction	182,761	426,306	609,067
Consumer and other	267,263	21,326	288,589
Total ($)	$3,070,617	$2,782,054	$5,852,671
Total (%)	52.5%	47.5%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
Commercial and industrial	$288,666	$349,325	$637,991
Commercial real estate:
Owner occupied	422,684	109,862	532,546
Non-owner occupied	324,951	486,621	811,572
Residential real estate:
1-to-4 family	532,409	114,748	647,157
Line of credit	892	213,459	214,351
Multi-family	49,091	18,545	67,636
Construction	93,342	215,887	309,229
Consumer and other	215,822	17,426	233,248
Total ($)	$1,927,857	$1,525,873	$3,453,730
Total (%)	55.8%	44.2%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2020 and December 31, 2019.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
One year or less	$321,315	$908,973	$1,230,288
One to five years	1,906,319	1,253,352	3,159,671
More than five years	1,164,298	1,528,702	2,693,000
Total ($)	$3,391,932	$3,691,027	$7,082,959
Total (%)	47.9%	52.1%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2019
One year or less	$381,148	$574,764	$955,912
One to five years	1,224,977	885,880	2,110,857
More than five years	702,880	639,993	1,342,873
Total ($)	$2,309,005	$2,100,637	$4,409,642
Total (%)	52.4%	47.6%	100.0%
Of the loans shown above with floating interest rates, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of December 31, 2020
Loans with current rates above floors:
1-25 bps	$69,504	20.49	$139,196	16.18	$82,042	21.08	$290,742	18.59
26-50 bps	4,765	50.00	3,673	43.38	28,933	46.41	37,371	46.57
51-75 bps	480	74.98	4,603	74.65	56,774	67.11	61,857	67.73
76-100 bps	3,158	100.00	2,194	85.52	15,744	96.65	21,096	95.99
101-125 bps	394	121.69	555	109.97	20,047	116.35	20,996	116.28
126-150 bps	55	150.00	11,810	140.71	15,057	144.89	26,922	143.07
151-200 bps	106	174.56	2,762	171.60	20,209	177.38	23,077	176.68
201-250 bps	—	—	717	243.21	9,438	228.83	10,155	229.85
251 bps and above	1,295	373.11	689	284.60	6,335	294.21	8,319	305.69
Total loans with current rates above floors	$79,757	32.25	$166,199	33.16	$254,579	80.63	$500,535	57.16
Loans with current rates below floors:
1-25 bps	$86,217	17.18	$153,278	4.23	$26,069	20.09	$265,564	9.99
26-50 bps	64,281	48.58	75,638	43.29	80,009	47.35	219,928	46.32
51-75 bps	99,110	74.60	68,972	71.02	88,894	64.89	256,976	70.28
76-100 bps	82,053	94.70	119,093	88.57	114,187	91.08	315,333	91.07
101-125 bps	49,771	123.70	35,162	121.94	122,862	119.13	207,795	120.70
126-150 bps	46,392	143.67	52,318	138.73	155,184	139.69	253,894	140.22
151-200 bps	62,612	179.04	75,178	176.50	171,605	171.76	309,395	174.39
201-250 bps	13,548	225.57	34,997	226.31	128,757	225.65	177,302	225.77
251 bps and above	13,094	386.87	47,324	288.85	65,360	297.38	125,778	303.49
Total loans with current rates below floors	$517,078	81.44	$661,960	89.26	$952,927	123.13	$2,131,965	102.26

Asset quality
In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions, including extensions or interest rate modifications, to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. Furthermore, we are committed to collecting on all of our loans, which can result in us carrying higher nonperforming assets. We believe this practice leads to higher recoveries in the long-term.
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
As of December 31, 2020 and December 31, 2019, we had $84.2 million and $47.1 million, respectively, in nonperforming assets. As of December 31, 2020 and December 31, 2019, other real estate owned included $5.7 million and $9.0 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets, including other repossessed non-real estate, as of December 31, 2020 and December 31, 2019 amounted to $1.2 million and $1.6 million, respectively.
We had net interest recoveries on nonperforming assets previously charged off of $1.4 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.
At December 31, 2020 and December 31, 2019, there were $151.2 million and $51.7 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheets as of December 31, 2020 or December 31, 2019.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Loan Type
Commercial and industrial	$16,335	$5,878	$503	$623	$1,424
Construction	4,626	1,129	283	541	271
Residential real estate:
1-to-4 family mortgage	16,393	7,297	3,441	3,504	2,986
Residential line of credit	1,996	828	1,761	833	1,034
Multi-family mortgage	57	—	—	—	—
Commercial real estate:
Owner occupied	7,948	1,793	2,620	2,940	2,007
Non-owner occupied	12,471	7,880	6,962	1,371	2,251
Consumer and other	4,630	1,800	1,156	285	85
Total nonperforming loans held for investment	64,456	26,605	16,726	10,097	10,058
Loans held for sale	6,489	—	397	43,355	—
Other real estate owned	12,111	18,939	12,643	16,442	7,403
Other	1,170	1,580	1,637	2,369	1,654
Total nonperforming assets	$84,226	$47,124	$31,403	$72,263	$19,115
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.91%	0.60%	0.46%	0.32%	0.54%
Total nonperforming assets as a percentage of total assets	0.75%	0.77%	0.61%	1.53%	0.58%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.12%	0.09%	0.06%	0.04%	0.04%
Loans restructured as troubled debt restructurings	$15,988	$12,206	$6,794	$8,604	$8,802
Troubled debt restructurings as a percentage of total loans held for investment	0.23%	0.28%	0.19%	0.27%	0.48%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses at December 31, 2020. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $27.0 million at December 31, 2020 as compared to $18.5 million at December 31, 2019. Periods prior to our adoption of CECL on January 1, 2020 exclude purchased credit impaired ("PCI") loans from nonperforming totals while the current period includes PCD loans at their contractual number of days past due. Loans in deferral status are considered current.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale. These properties are carried at the lower of cost or fair value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “Gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. During the year ended December 31, 2020, other real estate owned included write-downs and partial liquidations of $1.8 million, which combined with gains on sales of other real estate, resulted in net losses of $1.5 million. During the year ended December 31, 2019, other real estate owned included write-downs and partial liquidations of $0.5 million, which combined with net gains on sales of other real estate owned, resulted in a net gain $0.5 million.

Non-TDR Loan Modifications due to COVID-19
During the year ended December 31, 2020, we offered financial relief in the form of a payment deferral program to those experiencing financial hardships related to the COVID-19 pandemic. These modifications were consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act and did not qualify as TDRs. As of December 31, 2020, the total amortized cost of loans deferred during 2020 that were no longer in deferral status amounted to $1.40 billion. As of December 31, 2020, recorded balances in total loans remaining in deferral status under this program amounted to $202.5 million. The payment deferrals program differs from forbearance, in that all deferred payments are not normally due at the end of the deferral period. Instead, the payment due date is advanced to a future time period. Generally, interest continues to accrue on loans during the deferral period, unless the loan is on nonaccrual. The vast majority of our loans in deferral status are considered performing loans, and we anticipate collecting on these balances. We remain proactive in monitoring our loans in deferral status by reaching out to our borrowers with payment deferrals to determine their financial capacity and whether additional payment deferrals or other loan modifications are necessary.
Classified loans
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze loans that share similar risk characteristics collectively and loans that do not share similar risk characteristics are evaluated individually. See Note 5, “Loans and allowance for credit losses” in the notes to our consolidated financial statements for a description of these risk categories.
The following tables set forth information related to the credit quality of our loan portfolio as of the dates presented.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Doubtful(1)	Total
As of December 31, 2020
Commercial and industrial	$1,238,409	$68,367	$39,146	$200	$1,346,122
Construction	1,178,821	34,684	8,703	12	1,222,220
Residential real estate:
1-to-4 family mortgage	1,025,911	39,182	23,591	586	1,089,270
Residential line of credit	396,348	6,511	4,756	596	408,211
Multi-family mortgage	175,619	—	57	—	175,676
Commercial real estate:
Owner occupied	828,223	70,059	26,559	—	924,841
Non-owner occupied	1,448,084	130,100	20,795	—	1,598,979
Consumer and other	294,801	15,617	5,466	1,756	317,640
Total loans	$6,586,216	$364,520	$129,073	$3,150	$7,082,959
(1) This category was added in 2020. Loans considered "Doubtful" were included as part of the "Substandard" risk category prior to January 1, 2020.

Loan type (dollars in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Loans, excluding purchased credit impaired loans
Commercial and industrial	$946,247	$66,910	$19,195	$1,032,352
Construction	541,201	4,790	2,226	548,217
Residential real estate:
1-to-4 family mortgage	666,177	11,380	13,559	691,116
Residential line of credit	218,086	1,343	2,028	221,457
Multi-family mortgage	69,366	63	—	69,429
Commercial real estate:
Owner occupied	576,737	30,379	17,263	624,379
Non-owner occupied	876,670	24,342	9,535	910,547
Consumer and other	248,632	3,304	3,057	254,993
Total loans, excluding purchased credit impaired loans	$4,143,116	$142,511	$66,863	$4,352,490

Purchased credit impaired loans
Commercial and industrial	$—	$1,224	$460	$1,684
Construction	—	2,681	203	2,884
Residential real estate:
1-to-4 family mortgage	—	15,091	4,247	19,338
Residential line of credit	—	—	73	73
Multi-family mortgage	—	—	—	—
Commercial real estate:
Owner occupied	—	4,535	1,356	5,891
Non-owner occupied	—	6,617	3,580	10,197
Consumer and other	—	13,521	3,564	17,085
Total purchased credit impaired loans	$—	$43,669	$13,483	$57,152
Total loans	$4,143,116	$186,180	$80,346	$4,409,642

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
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off uncollectible accrued interest receivable. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters. See "Critical accounting policies - Allowance for credit losses" for additional information regarding our methodology.
The change in accounting estimate as a result of our adoption of CECL increased the ACL as of January 1, 2020 to $62.6 million from the allowance for loan losses as of December 31, 2019 of $31.1 million. Upon adoption, we recorded a cumulative effect adjustment to decrease retained earnings by $25.0 million, with corresponding adjustments to the allowance for credit losses on loans and unfunded commitments in addition to recording a deferred tax asset on our consolidated balance sheet. Included in our transition adjustment as of January 1, 2020 was the cumulative effect adjustment to gross-up the amortized cost amount of purchased credit deteriorated ("PCD") loans by $0.6 million.
The allowance for credit losses was $170.4 million and $31.1 million and represented 2.41% and 0.71% of loans held for investment at December 31, 2020 and December 31, 2019, respectively. Excluding PPP loans with a recorded investment totaling $212.6 million, our ACL as a percentage of total loans held for investment would have been 7 basis points higher as of December 31, 2020. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans. Additionally, charge-offs increased to $15,305 as of December 31, 2020. This increase was primarily attributable to a single relationship with a charge-off of $9,932.
In addition, we evaluated for changes in reasonable and supportable forecasts of macroeconomic variables during the year ended December 31, 2020, primarily due to the impact of the COVID-19 pandemic, which resulted in projected credit deterioration requiring us to recognize significant increases in the ACL. Specifically, we performed additional qualitative evaluations for certain categories within our loan portfolio, in line with our established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. We also increased the ACL by $82.1 million of which $77.7 million related to loans acquired on August 15, 2020, as part of the Franklin acquisition and $4.5 million related to loans acquired on February 14, 2020, as part of the Farmers National acquisition. Outside of the impact of Franklin on the provision for credit losses, the remaining loan portfolio benefited from improved economic forecasts, seen for the first time in 2020, reflective of the resumption of more normalized commercial activity within our markets. See Note 2, "Mergers and acquisitions" in the notes to our consolidated financial statements for additional details related to PCD loans.
The allowance for credit losses on unfunded commitments increased to $16.4 million at December 31, 2020, and the deferred tax asset related to the ACL increased to $48.4 million at December 31, 2020, compared to $8.1 million at December 31, 2019.
The OCC, the Board of Governors of the Federal Reserve System, and the FDIC (collectively, "the Agencies") initially provided an option within the regulatory capital framework to limit the initial regulatory "day one" adverse impact by allowing a three-year phase in period for said impact. In March 2020, the Agencies subsequently announced an interim final rule, which became final on September 30, 2020, to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected the five-year capital transition relief option.
The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$14,748	19%	$4,805	23%	$5,348	24%	$4,461	23%	$5,309	21%
Construction	58,477	17%	10,194	13%	9,729	15%	7,135	14%	4,940	13%
Residential real estate:
1-to-4 family mortgage	19,220	15%	3,112	16%	3,428	16%	3,197	15%	3,197	16%
Residential line of credit	10,534	6%	752	5%	811	5%	944	6%	1,613	10%
Multi-family mortgage	7,174	2%	544	2%	566	2%	434	2%	504	2%
Commercial real estate:
Owner occupied	4,849	13%	4,109	14%	3,132	13%	3,558	16%	3,302	19%
Non-owner occupied	44,147	23%	4,621	21%	4,149	19%	2,817	17%	2,019	15%
Consumer and other	11,240	5%	3,002	6%	1,769	6%	1,495	7%	863	4%
Total allowance	$170,389	100%	$31,139	100%	$28,932	100%	$24,041	100%	$21,747	100%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses at beginning of period	$31,139	$28,932	$24,041	$21,747	$24,460
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	30,888	—
Impact of adopting ASC 326 on purchased credit deteriorated loans	558	—
Charge-offs:
Commercial and industrial	(11,735)	(2,930)	(898)	(584)	(562)
Construction	(18)	—	(29)	(27)	(2)
Residential real estate:
1-to-4 family mortgage	(403)	(220)	(138)	(200)	(224)
Residential line of credit	(22)	(309)	(36)	(276)	(132)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	(304)	—	(91)	(288)	(249)
Non-owner occupied	(711)	(12)	—	—	(527)
Consumer and other	(2,112)	(2,481)	(1,613)	(1,152)	(1,154)
Total charge-offs	$(15,305)	$(5,952)	$(2,805)	$(2,527)	$(2,850)
Recoveries:
Commercial and industrial	$1,712	$136	$390	1,894	524
Construction	205	11	1,164	1,084	216
Residential real estate:
1-to-4 family mortgage	122	79	171	159	127
Residential line of credit	125	138	178	395	174
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	83	108	143	61	140
Non-owner occupied	—	—	51	1,646	195
Consumer and other	756	634	550	532	240
Total recoveries	$3,003	$1,106	$2,647	$5,771	$1,616
Net recoveries (charge-offs)	(12,302)	(4,846)	(158)	3,244	(1,234)
Provision for credit losses	94,606	7,053	5,398	(950)	(1,479)
Initial allowance on loans purchased with credit deterioration	25,500	—	—	—	—
Adjustments for transfers to loans HFS	—	—	(349)	—	—
Allowance for credit losses at the end of period	$170,389	$31,139	$28,932	$24,041	$21,747
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.22)%	(0.12)%	—%	0.13%	(0.07)%
Allowance for credit losses as a percentage of loans at end of period	2.41%	0.71%	0.79%	0.76%	1.18%
Allowance for credit losses as a percentage of nonperforming loans at end of period	264.3%	117.0%	173.0%	238.1%	216.2%

Loans held for sale
Commercial loans held for sale
On August 15, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. The loans had an acquisition date fair value of $326.2 million, which declined to $215.4 million at December 31, 2020. The decrease is primarily attributable to loans within the portfolio being paid off through external refinancing. This decrease is also partially offset by a change in fair value after acquisition amounting to a gain of $3.2 million, which is included in 'other noninterest income' on the consolidated statement of income.
Mortgage loans held for sale
Mortgage loans held for sale were $683.8 million at December 31, 2020 compared to $262.5 million at December 31, 2019. Interest rate lock volume for the years ended December 31, 2020 and 2019, totaled $8.94 billion and $5.90 billion, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The increase in interest rate lock volume for the year ended December 31, 2020, reflects the increased volume in our retail and ConsumerDirect channels, which benefited from the lower interest rate environment when compared to the previous year. Interest rate lock commitments in the pipeline were $1.19 billion at December 31, 2020 compared with $453.2 million at December 31, 2019.
Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within fifteen to twenty-five days after the loan is funded, depending on the economic environment and competition in the market. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits
Deposits represent the Bank’s primary source of funds. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.
Total deposits were $9.46 billion and $4.93 billion as of December 31, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits at December 31, 2020 and December 31, 2019 were $2.27 billion and $1.21 billion, respectively, while interest-bearing deposits were $7.18 billion and $3.73 billion at December 31, 2020 and December 31, 2019, respectively. The 91.7% increase in total deposits from December 31, 2019 is partially attributed to merger and acquisition activity, including growth of $209.5 million in deposits assumed from Farmers National in the first quarter of 2020, and $3.12 billion in deposits assumed from the Franklin merger in the third quarter of 2020. We've also continued focus on core customer deposit growth, and increased escrow deposits that our third party servicing provider, Cenlar, transferred to the Bank.
Brokered and internet time deposits at December 31, 2020 increased by $41.2 million to $61.6 million compared with $20.4 million at December 31, 2019. This increase was the result of assuming Franklin's brokered and internet time deposits, totaling $107.5 million at August 15, 2020; this balance has declined since acquisition through continued overall balance sheet management as we continue to replace brokered and internet time deposits with less costly funding sources.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $148.0 million and $92.6 million at December 31, 2020 and December 31, 2019, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $1,677.2 million at December 31, 2020, compared to $463.1 million at December 31, 2019.

Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 25, "Related party transactions" in the notes to our consolidated financial statements included in this Report. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature, repricing downward in our current lower interest rate conditions.
Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.
The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of December 31,
	2020			2019			2018
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,274,103	24%	—%	$1,208,175	25%	—%	$949,135	23%	—%
Interest-bearing demand	2,491,765	26%	0.61%	1,014,875	21%	0.92%	863,706	21%	0.73%
Money market	2,902,230	30%	0.76%	1,306,913	26%	1.42%	1,064,191	26%	1.06%
Savings deposits	352,685	4%	0.08%	213,122	4%	0.15%	174,940	4%	0.15%
Customer time deposits	1,375,695	15%	1.52%	1,171,502	24%	2.09%	1,016,638	24%	1.40%
Brokered and internet time deposits	61,559	1%	0.90%	20,351	—%	2.27%	103,107	2%	1.79%
Total deposits	$9,458,037	100%	0.62%	$4,934,938	100%	1.10%	$4,171,717	100%	0.76%
Customer Time Deposits
0.00-0.50%	$454,429	34%		$18,919	1%		$34,696	3%
0.51-1.00%	253,883	18%		140,682	12%		196,032	19%
1.01-1.50%	155,755	11%		55,557	5%		124,007	12%
1.51-2.00%	169,414	12%		338,997	29%		60,286	6%
2.01-2.50%	159,699	12%		312,528	27%		260,173	26%
Above 2.50%	182,515	13%		304,819	26%		341,444	34%
Total customer time deposits	$1,375,695	100%		$1,171,502	100%		$1,016,638	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$—	—%		$787	1%
0.51-1.00%	—	—%		—	—%		548	1%
1.01-1.50%	5,660	9%		8,453	42%		21,211	21%
1.51-2.00%	42,311	69%		9,368	46%		15,204	15%
2.01-2.50%	5,312	9%		2,182	11%		63,167	60%
Above 2.50%	8,276	13%		348	1%		2,190	2%
Total brokered and internet time deposits	61,559	100%		20,351	100%		103,107	100%
Total time deposits	$1,437,254			$1,191,853			$1,119,745

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$203,202	$123,080	$326,282
Over Three to Six	228,585	106,223	334,808
Over Six to Twelve	255,486	132,240	387,726
Over Twelve	254,672	133,766	388,438
Total	$941,945	$495,309	$1,437,254

	As of December 31, 2019
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$126,604	$66,520	$193,124
Over Three to Six	110,617	68,031	178,648
Over Six to Twelve	295,412	147,724	443,136
Over Twelve	239,828	137,117	376,945
Total	$772,461	$419,392	$1,191,853

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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	As of December 31,
	2020		2019		2018
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total	Carrying value	% of total
U.S. government agency securities	$2,003	—%	$—	—%	$989	—%
Mortgage-backed securities - residential	773,336	67%	477,312	69%	498,275	76%
Mortgage-backed securities - commercial	21,588	2%	13,364	2%	10,305	2%
States and political subdivisions	356,329	30%	189,235	28%	138,887	21%
U.S. Treasury securities	16,628	1%	7,448	1%	7,242	1%
Corporate securities	2,516	—%	1,022	—%	—	—%
Total securities available for sale	$1,172,400	100%	$688,381	100%	$655,698	100%
The fair value of our available-for-sale debt securities portfolio at December 31, 2020 was $1,172.4 million compared to $688.4 million at December 31, 2019. During the years ended December 31, 2020 and 2019, we purchased $425.0 million (excluding those acquired from Farmers National and merged from Franklin) and $151.4 million in investment securities, respectively. The trade value of securities sold was $146.5 million during the year ended December 31, 2020. The trade value of securities sold during the year ended December 31, 2019 totaled $24.5 million, respectively. Maturities and calls of securities totaled $220.5 million and $113.0 million, respectively. As of December 31, 2020 and December 31, 2019, net unrealized gains of $34.6 million and $11.7 million, respectively, were unrealized on available-for-sale debt securities.
As of December 31, 2020 and 2019, the Company had $4.6 million and $3.3 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds. The change in the fair value of equity securities resulted in a net gain of $296.5 thousand and $148.0 thousand during the years ended December 31, 2020 and 2019, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of December 31,
	2020			2019
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)

Treasury securities:
Maturing within one year	$16,628	1.4%	1.57%	$—	—%	—%
Maturing in one to five years	—	—%	—%	7,448	1.1%	1.76%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	16,628	1.4%	1.57%	7,448	1.1%	1.76%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	2,003	0.2%	2.64%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	2,003	0.2%	2.64%	—	—%	—%
States and municipal subdivisions:
Maturing within one year	19,034	1.6%	1.07%	1,152	0.2%	5.11%
Maturing in one to five years	24,184	2.1%	2.06%	4,228	0.6%	4.60%
Maturing in five to ten years	37,313	3.2%	2.76%	17,865	2.6%	3.96%
Maturing after ten years	275,798	23.5%	3.12%	165,990	24.1%	3.84%
Total obligations of state and municipal subdivisions	356,329	30.4%	3.07%	189,235	27.5%	3.88%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	2,975	0.3%	3.12%	496	0.1%	1.83%
Maturing in five to ten years	30,596	2.6%	2.47%	24,316	3.5%	3.16%
Maturing after ten years	761,353	64.9%	1.45%	465,864	67.7%	2.36%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	794,924	67.8%	1.50%	490,676	71.3%	2.40%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	500	—%	5.00%	—	—%	—%
Maturing in five to ten years	2,016	0.2%	4.19%	1,022	0.1%	4.13%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	2,516	0.2%	4.35%	1,022	0.1%	4.13%
Total investment securities	$1,172,400	100.0%	2.29%	$688,381	100.0%	2.94%
(1)Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of December 31, 2020
U.S. government agency securities	$2,000	$3	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	21,588
States and political subdivisions	336,543	19,806	(20)	356,329
U.S. Treasury securities	16,480	148	—	16,628
Corporate securities	2,500	17	(1)	2,516
	$1,137,848	$35,376	$(824)	$1,172,400
As of December 31, 2019
US Government agency securities	$—	$—	$—	$—
Mortgage-backed securities - residential	474,144	4,829	(1,661)	477,312
Mortgage-backed securities - commercial	12,957	407	—	13,364
States and political subdivisions	181,178	8,287	(230)	189,235
U.S. Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
	$676,705	$13,567	$(1,891)	$688,381
Borrowed funds
Deposits and investment securities available for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into client repurchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds.
Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds. Borrowings can include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds, and subordinated debt.
The following table sets forth our total borrowings segmented by years to maturity as of December 31, 2020:

	December 31, 2020
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
December 31, 2021	$47,199	20%	0.92%
December 31, 2022	—	—%	—%
December 31, 2023	—	—%	—%
December 31, 2024	—	—%	—%
December 31, 2025	—	—%	—%
Thereafter	189,527	80%	5.08%
Total	$236,726	100%	4.27%
Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $32.2 million and $23.7 million at December 31, 2020 and 2019, respectively.

The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $335.0 million and $305.0 million as of December 31, 2020 and 2019. There were no borrowings against the line at December 31, 2020 or December 31, 2019.
Federal Home Loan Bank advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio balance sheet. Under the agreements, we pledge qualifying residential mortgages of $1,248.9 million and qualifying commercial mortgages of $1,532.7 million as collateral securing a line of credit with a total borrowing capacity of $1,276.1 million as of December 31, 2020. As of December 31, 2019, we pledged qualifying residential mortgages of $413.0 million and qualifying commercial mortgages of $545.5 million as collateral securing a line of credit with a total borrowing capacity of $760.6 million.
There were no borrowings against the line as of December 31, 2020, while borrowings against the line totaled $250.0 million as of December 31, 2019, respectively. There were no FHLB advances as of December 31, 2020, while FHLB advances as of December 31, 2019 includes two long-term advances with putable features totaling $150.0 million. These two long-term advances of $100.0 million and $50.0 million carry maximum final terms of 10 years and 7 years, respectively. However, the FHLB owns the option to cancel the advances after one year and quarterly thereafter at predetermined fixed rates of 1.24% and 1.37%, respectively These putable advances were paid off in the fourth quarter of 2020 at a penalty of $4.5 million and $2.3 million, respectively. There were no overnight cash management advances (CMAs) outstanding as of December 31, 2020 or December 31, 2019. Letters of credit with FHLB of $100.0 million and $75.0 million were pledged to secure public funds that required collateral as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, no 90-day fixed-rate advances were included in total FHLB advances. The maximum amount of FHLB borrowing outstanding at any month end was $250.0 million for the years ended December 31, 2020 and 2019. The weighted average interest rate on FHLB borrowings was 0.00% and 1.51% at December 31, 2020 and 2019, respectively.
Additionally, the Bank maintains a line with the Federal Reserve Bank through the Borrower-in-Custody program. As of December 31, 2020 and 2019, $2.46 billion and $1.41 billion of qualifying loans and $0.0 million and $5.0 million of investment securities were pledged to the Federal Reserve Bank, securing a line of credit of $1,695.6 million and $1,013.2 million, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of December 31, 2020 and 2019, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (3.40% and 5.10% at December 31, 2020 and 2019, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (3.50% and 5.19% at December 31, 2020 and 2019, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
Additionally, during the third quarter of 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company has classified the issuance, net of unamortized issuance costs of $1,772, as Tier 2 capital at December 31, 2020.
We also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). Upon acquisition, we recorded a $0.8 million fair value premium adjustment, and during 2020, we recognized $0.4 million of amortization expense. Both note issuances currently pay interest semi-annually, and will begin resetting interest rates on a quarterly basis after March 30, 2021 and July 1, 2021. For years six through ten, interest for the March 2026 Subordinated Notes will based on the 3-month LIBOR plus 5.636% and interest for the July 2026 Subordinated Notes will be based on the 3-month LIBOR plus 6.04%. We are entitled to redeem in whole or in part after the respective fifth anniversary of each note issuance. Subsequent to December 31, 2020, we issued an irrevocable notice to the holders of the issuance that we intend to exercise our rights to redeem the $40.0 million note in full during the first quarter of 2021. We classified the entire $60,000 in subordinated notes as Tier 2 capital at December 31, 2020.
Other borrowings
During the year ended December 31, 2020, we initiated a credit line in the amount of $20.0 million (1.75% + 1 month LIBOR in effect 2 business days prior to reprice date) and borrowed $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. An additional $5.0 million remains available for the Company to draw. This line of credit has a term of one year and matured subsequent to December 31, 2020 on February 21, 2021.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2020 and 2019, securities with a carrying value of $804.8 million and $373.7 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. Additionally, we have a FHLB letter of credit to secure public funds totaling $100.0 million and $75.0 million at December 31, 2020 and 2019, respectively.
Additional sources of liquidity include federal funds purchased, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances ("CMAs") at December 31, 2020 and 2019.  At December 31, 2020 and 2019, the balance of our outstanding additional long-term advances with the FHLB were $0.0 million and $150.0 million, respectively. The remaining balance available with the FHLB was $1,176.1 million and $435.6 million at December 31, 2020 and 2019, respectively. We also maintain lines of credit with other commercial banks totaling $335.0 million and $305.0 million as of December 31, 2020 and 2019, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines at December 31, 2020 and at December 31, 2019.

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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of December 31, 2020 and 2019, $185.7 million and $223.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2020, there were $48.8 million in cash dividends approved by the board for payment from the Bank to the holding company in addition to an asset dividend of an equity security amounting to $1.0 million. None of these required approval from the TDFI. Subsequent to December 31, 2020, the board approved a dividend from the Bank to the holding company for $75.0 million that did not require approval from the TDFI. No dividends from the Bank to the Company were paid during the year ended December 31, 2019.
During the year ended December 31, 2020, the Company declared and paid dividends of 0.36 per share, or $14.5 million, respectively. During the year ended December 31, 2019, the Company declared and paid dividends of $0.32 per share, or $10.2 million, respectively. Subsequent to December 31, 2020, the Company declared a quarterly dividend in the amount of $0.11 per share, payable on February 22, 2021, to stockholders of record as of February 8, 2021.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. No such expenses were incurred during the years ended December 31, 2020 and 2019.
During the year ended December 31, 2020, the Company obtained a line of credit for $20.0 million, of which $15.0 million was borrowed to fund the cash consideration paid in connection with the Farmers National acquisition.
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

The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of December 31, 2020 and 2019, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes (1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2020
Total capital (to risk weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	$1,353,279	14.9%	$951,327	10.5%	$906,026	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	$1,142,548	12.6%	$770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	$1,142,548	10.5%	$435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	$1,142,548	12.6%	$634,218	7.0%	$588,917	6.5%
December 31, 2019
Total capital (to risk weighted assets)
FB Financial Corporation	$633,549	12.2%	$545,268	10.5%	N/A	N/A
FirstBank	$623,432	12.1%	$540,995	10.5%	$515,233	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$602,410	11.6%	$441,421	8.5%	N/A	N/A
FirstBank	$592,293	11.5%	$437,782	8.5%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.0%	N/A	N/A
FirstBank	$592,293	9.9%	$239,310	4.0%	$299,138	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$572,410	11.1%	$360,979	7.0%	N/A	N/A
FirstBank	$592,293	11.5%	$360,526	7.0%	$334,774	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
U.S. Basel III measures capital strength in three tiers and incorporates risk-adjusted assets to determine the risk-based capital ratios. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities and derivative instruments, net of tax. Tier 1 capital is primarily comprised of common equity Tier 1 capital and included junior subordinated debentures with a carrying value of $30.0 million as of December 31, 2020 and 2019. Tier 2 capital components include a portion of the allowance for credit losses in excess of Tier 1 statutory limits and our remaining combined trust preferred security debt issuances.
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule, which became final on September 30, 2020, to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.

Capital Expenditures
As of December 31, 2020, we have not committed to enter any material capital expenditures over the next twelve months.
Shareholders’ equity
Our total shareholders’ equity was $1,291.4 million at December 31, 2020 and $762.3 million, at December 31, 2019. Book value per share was $27.35 at December 31, 2020 and $24.56 at December 31, 2019. The growth in shareholders’ equity during 2020 was primarily attributable to increases in additional paid-in capital and common stock; a result of our acquisitive growth strategy through the merger with Franklin and the acquisition of Farmers National. Other changes in shareholders' equity were driven by earnings retention and changes in accumulated other comprehensive income, partially offset by a cumulative effective adjustment of $25.0 million on January 1, 2020 for the adoption of ASU 2016-13 and to a lesser extent, declared dividends and activity related to equity-based compensation.
Off-balance sheet arrangements
In the normal course of business, we enter into various transactions, which in accordance with GAAP, are not included as part of our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, standby and commercial letters of credit, and commitments to purchase loans, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 17, "Commitments and contingencies" in the notes to the consolidated financial statements included elsewhere in this Report.
Contractual obligations
The following table presents, as of December 31, 2020, our significant fixed and determinable contractual obligations to third parties by payment date (excluding interest). These contractual obligations are discussed in more detail within in the Notes to Consolidated Financial Statements contained in this Annual Report.

	As of December 31, 2020 payments due in:
(dollars in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Leases	$8,042	$13,995	$10,597	$34,053	$66,687
Finance lease	115	234	241	1,225	1,815
Time Deposits	1,048,816	321,343	67,043	52	1,437,254
Securities sold under agreements to repurchase	32,199	—	—	—	32,199
Subordinated Debt	—	—	—	189,527	189,527
Other borrowings	15,000	—	—	—	15,000
Total	$1,104,172	$335,572	$77,881	$224,857	$1,742,482

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
Allowance for credit losses
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
As of January 1, 2020, our policy for the allowance for credit losses changed with the adoption of CECL. As permitted, the new guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. Prior to adopting CECL, we calculated the allowance using an incurred loss approach.
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
We utilize probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. The choice and weighting of the economic forecast scenarios, macroeconomic variables, and the reasonable and supportable period at the macroeconomic variable-level are reviewed and approved by the forecast governance committee based on expectations of future economic conditions.
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
The allowance for credit losses is our best estimate. Actual losses may differ from the December 31, 2020 allowance for credit loss as the CECL estimate is sensitive to economic forecasts and management judgment.
Additional discussion can be found under the subheading "Asset quality" contained within management's discussion and analysis and in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Basis of Presentation" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Loans and allowance for credit losses" of this Report.

Fair Value Measurements
A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. See Note 19 "Fair Value" in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.
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
We evaluate available-for-sale securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
When credit losses are expected to occur, the amount of the expected credit loss recognized in earnings depends on our intention to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the expected credit loss recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the date it was determined to be impaired due to credit losses or other factors. The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.
However, if we do not intend to sell the security and it is not more likely than not to be required to sell the security before recovery of its amortized cost basis, the difference between the amortized cost and the fair value is separated into the amount representing the credit loss and the amount related to all other factors. If we determine a decline in fair value below the amortized cost basis of an available-for-sale investment security has resulted from credit related factors, beginning January 1, 2020 with the adoption of CECL, we record a credit loss through an allowance for credit losses. The allowance for credit losses is limited by the amount that the fair value is less than amortized cost. The amount of the allowance for credit losses is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the impairment related to other, non-credit related, factors is recognized in other comprehensive income, net of applicable taxes.
We did not record any provision for credit losses for its available-for-sale debt securities during the year ended December 31, 2020, as the majority of the investment portfolio is government guaranteed and declines in fair value below amortized cost were determined to be non-credit related.

Loans held for sale
Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Net gains (losses) resulting from fair value changes of these mortgage loans are recorded in income. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses are recognized in Mortgage banking income on the consolidated statements of income at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income”. Other expenses are classified in the appropriate noninterest expense accounts. Periodically, we will transfer mortgage loans originated for sale in the secondary markets into the loan portfolio based on current market conditions, the overall secondary marketability of the loan and the status of the loan. The loans are transferred into the portfolio at fair value at the date of transfer.
Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When we are deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for investment, regardless of whether we intend to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. When repurchased, after meeting certain performance criteria, the loans are transferred to loans held for sale at fair value and are able to be repooled into a new Ginnie Mae guaranteed security.
During the year ended December 31, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. Changes in fair value from the acquisition date fair value are included in 'other noninterest income' on the consolidated statement of income.
Mortgage servicing rights
The Company accounts for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, "Transfers and Servicing". The Company retains the right to service certain mortgage loans that it sells to secondary market investors. The retained mortgage servicing right is initially recorded at the fair value of future net cash flows expected to be realized for performing servicing activities. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.
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
We adopted ASC 326 using the prospective transition approach for loans previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption and all PCI loans were transitioned to PCD loans upon adoption. Under PCD accounting,the amount of expected credit losses as of the acquisition date is added to the purchase price of the PCD loan. This establishes the amortized cost basis of the PCD loan. The difference between the unpaid principal balance of the PCD loan and the amortized cost basis of the PCD loan as of the acquisition date is the non-credit discount. Interest income for a PCD loan is recognized by accreting the amortized cost basis of the PCD loan to its contractual cash flows. The discount related to estimated credit losses on acquisition recorded as an allowance for credit losses will not be accreted into interest income. Only the noncredit-related discount will be accreted into interest income and subsequent adjustments to expected credit losses will flow through the provision for credit losses on the income statement.
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, unless considered derivatives.
For loan commitments that are not accounted for as derivatives and when the obligation is not unconditionally cancellable by the Company, we apply the CECL methodology to estimate the expected credit loss on off-balance-sheet commitments. The estimate of expected credit losses for off-balance-sheet credit commitments is recognized as a liability. When the loan is funded, an allowance for expected credit losses is estimated for that loan using the CECL methodology, and the liability for off-balance-sheet commitments is reduced. When applying the CECL methodology to estimate the expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.

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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income (1)
	Year 1		Year 2
	December 31,	December 31,	December 31,	December 31,
(in basis points)	2020	2019	2020	2019
+400	46.8%	8.4%	52.3%	9.7%
+300	34.8%	6.4%	39.1%	7.6%
+200	22.8%	4.4%	26.1%	5.4%
+100	10.7%	2.2%	12.9%	2.9%
-100	(3.8)%	(4.9)%	(6.8)%	(6.6)%
-200	(3.8)%	(8.5)%	(6.8)%	(11.6)%

	Percentage change in:
Change in interest rates	Economic value of equity (2)
	December 31,	December 31,
(in basis points)	2020	2019
+400	40.0%	(3.8)%
+300	32.8%	(2.4)%
+200	24.2%	(1.0)%
+100	13.2%	(0.1)%
-100	(6.4)%	(4.7)%
-200	(6.3)%	(14.5)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of December 31, 2020 and December 31, 2019 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. Prepayment assumptions on loans were adjusted for the period ending December 31, 2020 as a result of an updated prepayment study and deposit betas were modified to better reflect historical deposit change behavior. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should mitigate some of this pressure in the near term.
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
For more information about our derivative financial instruments, see Note 18, “Derivatives” in the notes to our consolidated financial statements.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
In conducting the evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, the Company has excluded the operations of FNB Financial Corp. and its subsidiary and Franklin Financial Network, Inc. and its subsidiaries as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2020, the Company has excluded those disclosure controls and procedures of the acquired entities that are subsumed by internal control over financial reporting. The mergers of FNB Financial Corp. and Franklin Financial Network, Inc. were completed on February 14, 2020 and August 15, 2020, respectively. As of and for the year ended December 31, 2020, acquired assets represented approximately 35 percent of the Company’s consolidated assets. See "Note 2. Mergers and Acquisitions" for further discussion of the mergers and the impact on the Company’s consolidated financial statements.
Based on this assessment management has determined that, as of December 31, 2020, the Company's internal control over financial reporting is effective based on the specified criteria.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of FB Financial Corporation
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FB Financial Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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
March 11, 2021

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$110,991	$48,806
Federal funds sold	121,153	131,119
Interest-bearing deposits in financial institutions	1,085,754	52,756
Cash and cash equivalents	1,317,898	232,681
Investments:
Available-for-sale debt securities, at fair value	1,172,400	688,381
Equity securities, at fair value	4,591	3,295
Federal Home Loan Bank stock, at cost	31,232	15,976
Loans held for sale, at fair value	899,173	262,518
Loans	7,082,959	4,409,642
Less: allowance for credit losses	170,389	31,139
Net loans	6,912,570	4,378,503
Premises and equipment, net	145,115	90,131
Other real estate owned, net	12,111	18,939
Operating lease right-of-use assets	49,537	32,539
Interest receivable	43,603	17,083
Mortgage servicing rights, at fair value	79,997	75,521
Goodwill	242,561	169,051
Core deposit and other intangibles, net	22,426	17,589
Other assets	274,116	122,714
Total assets	$11,207,330	$6,124,921
LIABILITIES
Deposits
Noninterest-bearing	$2,274,103	$1,208,175
Interest-bearing checking	2,491,765	1,014,875
Money market and savings	3,254,915	1,520,035
Customer time deposits	1,375,695	1,171,502
Brokered and internet time deposits	61,559	20,351
Total deposits	9,458,037	4,934,938
Borrowings	238,324	304,675
Operating lease liabilities	55,187	35,525
Accrued expenses and other liabilities	164,400	87,454
Total liabilities	9,915,948	5,362,592
Commitments and contingencies (Note 17)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 47,220,743 and 31,034,315 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	47,222	31,034
Additional paid-in capital	898,847	425,633
Retained earnings	317,625	293,524
Accumulated other comprehensive income, net	27,595	12,138
Total FB Financial Corporation shareholders' equity	1,291,289	762,329
Noncontrolling interest	93	—
Total equity	1,291,382	762,329
Total liabilities and shareholders' equity	$11,207,330	$6,124,921
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$294,596	$260,458	$221,001
Interest on securities
Taxable	10,267	13,223	12,397
Tax-exempt	7,076	4,805	4,047
Other	2,705	4,051	2,126
Total interest income	314,644	282,537	239,571

Interest expense:
Deposits	42,859	51,568	29,536
Borrowings	6,127	4,933	5,967
Total interest expense	48,986	56,501	35,503
Net interest income	265,658	226,036	204,068
Provision for credit losses	94,606	7,053	5,398
Provision for credit losses on unfunded commitments	13,361	—	—
Net interest income after provisions for credit losses	157,691	218,983	198,670

Noninterest income:
Mortgage banking income	255,328	100,916	100,661
Service charges on deposit accounts	9,160	9,479	8,502
ATM and interchange fees	14,915	12,161	10,013
Investment services and trust income	7,080	5,244	5,181
Gain (loss) from securities, net	1,631	57	(116)
(Loss) gain on sales or write-downs of other real estate owned	(1,491)	545	(99)
(Loss) gain from other assets	(90)	(104)	328
Other income	15,322	7,099	6,172
Total noninterest income	301,855	135,397	130,642

Noninterest expenses:
Salaries, commissions and employee benefits	233,768	152,084	136,892
Occupancy and equipment expense	18,979	15,641	13,976
Legal and professional fees	7,654	7,486	7,903
Data processing	11,390	10,589	9,100
Merger costs	34,879	5,385	1,594
Amortization of core deposit and other intangibles	5,323	4,339	3,185
Advertising	10,062	9,138	13,139
Other expense	55,030	40,179	37,669
Total noninterest expense	377,085	244,841	223,458

Income before income taxes	82,461	109,539	105,854
Income tax expense	18,832	25,725	25,618
Net income applicable to FB Financial Corporation and noncontrolling interest	$63,629	$83,814	$80,236
Net income applicable to noncontrolling interest	8	—	—
Net income applicable to FB Financial Corporation	$63,621	$83,814	$80,236

Earnings per common share
Basic	$1.69	$2.70	$2.60
Diluted	1.67	2.65	2.55
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$63,629	$83,814	$80,236
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) in available-for-sale securities, net of taxes of $5,781, $6,227, and $(2,025)	18,430	17,693	(5,439)
Reclassification adjustment for (gain) loss on sale of securities included in net income, net of taxes of $(348), $24, and $9	(987)	67	44
Net change in unrealized (loss) gain in hedging activities, net of taxes of $(363), $(322), and $366	(1,031)	(914)	1,039
Reclassification adjustment for gain on hedging activities, net of taxes of $(337), $(170), and $(45)	(955)	(481)	(128)
Total other comprehensive income (loss), net of tax	15,457	16,365	(4,484)
Comprehensive income	79,086	100,179	75,752
Comprehensive income applicable to noncontrolling interests	8	—	—
Comprehensive income applicable to FB Financial Corporation	$79,078	$100,179	$75,752
 See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at January 1, 2018	$30,536	$418,596	$147,449	$148	$596,729	$—	$596,729
Cumulative effect of change in accounting principle	—	—	(109)	109	—	—	—
Net income	—	—	80,236	—	80,236	—	80,236
Other comprehensive income, net of taxes	—	—	—	(4,484)	(4,484)	—	(4,484)
Stock based compensation expense	17	7,190	—	—	7,207	—	7,207
Restricted stock units vested and distributed, net of shares withheld	143	(2,807)	—	—	(2,664)	—	(2,664)
Shares issued under employee stock purchase program	29	1,167	—	—	1,196	—	1,196
Dividends declared ($0.20 per share)	—	—	(6,363)	—	(6,363)	—	(6,363)
Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857	$—	$671,857
Cumulative effect of change in accounting principle	—	—	(1,309)	—	(1,309)	—	(1,309)
Balance at January 1, 2019	$30,725	$424,146	$219,904	$(4,227)	$670,548	$—	$670,548
Net income	—	—	83,814	—	83,814	—	83,814
Other comprehensive income, net of taxes	—	—	—	16,365	16,365	—	16,365
Stock based compensation expense	12	7,077	—	—	7,089	—	7,089
Restricted stock units vested and distributed, net of shares withheld	274	(6,371)	—	—	(6,097)	—	(6,097)
Shares issued under employee stock purchase program	23	781	—	—	804	—	804
Dividends declared ($0.32 per share)	—	—	(10,194)	—	(10,194)	—	(10,194)
Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329	$—	$762,329
Cumulative effect of change in accounting principle (See Note 1)	—	—	(25,018)	—	(25,018)	—	(25,018)
Balance at January 1, 2020	$31,034	$425,633	$268,506	$12,138	$737,311	$—	$737,311
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	63,621	—	63,621	8	63,629
Other comprehensive income, net of taxes	—	—	—	15,457	15,457	—	15,457
Common stock issued in connection with acquisition of FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847	—	34,847
Common stock issued in connection with acquisition of Franklin Financial Network, Inc., net of registration costs (See Note 2)	15,058	429,815	—	—	444,873	93	444,966
Stock based compensation expense	22	10,192	—	—	10,214	—	10,214
Restricted stock units vested and distributed, net of shares withheld	123	(1,633)	—	—	(1,510)	—	(1,510)
Shares issued under employee stock purchase program	30	948	—	—	978	—	978
Dividends declared ($0.36 per share)	—	—	(14,502)	—	(14,502)	—	(14,502)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$63,629	$83,814	$80,236
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	7,009	5,176	4,334
Amortization of core deposit and other intangibles	5,323	4,339	3,185
Capitalization of mortgage servicing rights	(47,025)	(42,151)	(54,913)
Net change in fair value of mortgage servicing rights	47,660	26,299	2,763
Stock-based compensation expense	10,214	7,089	7,207
Provision for credit losses	94,606	7,053	5,398
Provision for credit losses on unfunded commitments	13,361	—	—
Provision for mortgage loan repurchases	2,607	362	174
Accretion of yield on purchased loans	(3,788)	(8,556)	(7,608)
Accretion of discounts and amortization of premiums on securities, net	7,382	3,026	2,768
Gain from securities, net	(1,631)	(57)	116
Originations of loans held for sale	(6,650,258)	(4,540,652)	(5,958,066)
Repurchases of loans held for sale	—	(9,919)	(12,232)
Proceeds from sale of loans held for sale	6,487,809	4,662,728	6,260,532
Gain on sale and change in fair value of loans held for sale	(270,802)	(100,228)	(88,743)
Net loss (gain) or write-downs of other real estate owned	1,491	(545)	99
Loss (gain) on other assets	90	104	(328)
Relief of goodwill	—	100	—
Provision for deferred income taxes	(25,530)	(1,916)	6,359
Changes in:
Other assets and interest receivable	(74,628)	(45,180)	(22,966)
Accrued expenses and other liabilities	63,194	13,019	(16,107)
Net cash (used in) provided by operating activities	(269,287)	63,905	212,208
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	146,494	24,498	2,742
Maturities, prepayments and calls	220,549	113,018	73,066
Purchases	(424,971)	(151,425)	(203,844)
Net change in loans	118,414	(364,975)	(491,774)
Purchases of FHLB stock	(515)	(2,544)	(2,020)
Proceeds from sale of mortgage servicing rights	—	29,160	39,428
Purchases of premises and equipment	(5,934)	(6,812)	(10,144)
Proceeds from the sale of premises and equipment	—	1,275	357
Proceeds from the sale of other real estate owned	6,937	3,860	4,819
Proceeds from the sale of other assets	—	—	869
Net cash received in business combinations (See Note 2)	248,447	171,032	—
Net cash provided by (used in) investing activities	309,421	(182,913)	(586,501)
Cash flows from financing activities:
Net increase in demand deposits	1,519,868	249,348	75,906
Net decrease in time deposits	(328,035)	(75,004)	431,416
Net increase (decrease) in securities sold under agreements to repurchase	5,262	(908)	788
Payments on FHLB advances	(250,000)	—	(120,607)
Proceeds from FHLB advances	—	68,235	—
Issuance of subordinated debt, net of issuance costs	98,228	—	—
Amortization of subordinated debt issuance costs	(436)	—	—
Proceeds from other borrowings	15,000	—	—
Share based compensation withholding payments	(1,510)	(6,097)	(2,664)
Net proceeds from sale of common stock under employee stock purchase program	978	804	1,196
Dividends paid	(14,264)	(10,045)	(6,137)
Noncontrolling interest distribution	(8)	—	—
Net cash provided by financing activities	1,045,083	226,333	379,898
Net change in cash and cash equivalents	1,085,217	107,325	5,605
Cash and cash equivalents at beginning of the period	232,681	125,356	119,751
Cash and cash equivalents at end of the period	$1,317,898	$232,681	$125,356
Supplemental cash flow information:
Interest paid	$48,679	$55,051	$31,992
Taxes paid	20,419	25,920	24,387
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,746	$5,487	$2,138
Transfers (to) from premises and equipment to other real estate owned	(841)	4,290	—
Loans provided for sales of other real estate owned	305	166	1,019
Transfers from loans to loans held for sale	11,483	7,891	11,888
Transfers from loans held for sale to loans	55,766	12,259	14,732
Stock consideration paid in business combination	480,867	—	—
Trade date payable - securities	—	—	2,120
Dividends declared not paid on restricted stock units	238	149	226
Decrease to retained earnings for adoption of new accounting standards (See Note 1)	25,018	1,309	109
Right-of-use assets obtained in exchange for operating lease liabilities	2,393	37,916	—
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (1)—Basis of presentation:
(A) Organization and Company overview:
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The consolidated financial statements include the Company and its wholly-owned subsidiaries, FirstBank (the "Bank") and FirstBank Risk Management, Inc. The Bank operates through 81 full-service branches throughout Tennessee, southern Kentucky, north Alabama, and north Georgia, and a national online mortgage business with office locations across the Southeast, which primarily originates mortgage loans to be sold in the secondary market.
On August 15, 2020, the Company completed its previously announced acquisition of Franklin Financial Network, Inc. ("Franklin"). The transaction added a new subsidiary to the Company, FirstBank Risk Management ("FBRM") (formerly known as Franklin Synergy Risk Management), which provides risk management services to the Company in the form of enhanced insurance coverages. It also added a new subsidiary to the Bank, FirstBank Investments of Tennessee, Inc. ("FBIT"), which provides investment services to the Bank. FBIT has a wholly owned subsidiary, FirstBank Investments of Nevada, Inc. ("FBIN") to provide investment services to FBIT. FBIN has a controlling interest in a subsidiary, FirstBank Preferred Capital, Inc. ("FBPC"), which serves as a real estate investment trust ("REIT"), to allow the Bank to sell real estate loans to the REIT to obtain a tax benefit. Refer to Note 2, "Mergers and acquisitions" for additional information on this acquisition.
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
During 2020, the COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. As certain restrictions began lifting and more businesses were allowed to open their doors in late 2020, we began to experience a slow improvement in commerce through much of the Company's footprint. Despite the pickup in economic activity late in the year, there is uncertainty regarding the long term effects on the global economy which could have an adverse impact on the Company.
(B) Basis of presentation:
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the year then ended. Actual results could differ significantly from those estimates. It is possible that the Company's estimate of the allowance for credit losses and determination of impairment of goodwill could change as a result of the continued impact of the COVID-19 pandemic on the economy. The resulting change in these estimates could be material to the Company's financial statements.
The consolidated financial statements include the accounts of the Company, the Bank, and its’ wholly-owned subsidiaries, FirstBank Insurance, Inc., Investors Title Company, in addition to the newly acquired subsidiaries mentioned above. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or shareholders’ equity.
Certain accounting policies identified below were modified during the year ended December 31, 2020. Please refer to the Company's audited financial statements on Form 10-K filed on March 13, 2020 for accounting policies in place as of December 31, 2019.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(C) Cash flows:
For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest earning deposits in other financial institutions with maturities of less than 90 days at the date of purchase. These amounts are reported in the consolidated balance sheets caption “Cash and cash equivalents.” Net cash flows are reported for loans held for investment, deposits and short-term borrowings.
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
The Company did not record any provision for credit losses for its available-for-sale debt securities during the year ended December 31, 2020, as the majority of the investment portfolio is government guaranteed and declines in fair value below amortized cost were determined to be non-credit related.

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
(G) Loans held for sale:
Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Net gains (losses) of $24,233, $(2,861), and $(4,539) resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2020, 2019 and 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses are recognized in Mortgage banking income on the consolidated statements of income at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income”.
Periodically, the Bank will transfer mortgage loans originated for sale in the secondary markets into the loan portfolio based on current market conditions, the overall secondary marketability of the loan and the status of the loan. During the years ended December 31, 2020, 2019, and 2018, the Bank transferred $55,766, $12,259, and $14,732, respectively, of residential mortgage loans into its loans held for investment portfolio. The loans are transferred into the portfolio at fair value at the date of transfer. Additionally, occasionally the Bank will transfer loans from the held for investment portfolio into loans held for sale. At the time of the transfer, loans are marked to fair value through the allowance for credit losses and reclassified to loans held for sale. During the year ended December 31, 2020, the Company transferred $2,116 from the portfolio to loans held for sale. During the year ended December 31, 2018, the Company transferred $11,888 from the portfolio to loans held for sale,resulting in an adjustment to the allowance for loan losses of $349.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. When this criteria is met and these are repurchased, after a period of borrower performance, the loans are transferred to loans held for sale at fair value and are able to be repooled into new Ginnie Mae guaranteed securities. During the years ended December 31, 2020 and 2019, the Company transferred $9,367 and $7,891, respectively, of these repurchased loans from loans held for investment to loans held for sale. There was no such activity during the year ended December 21, 2018. As of December 31, 2020, and 2019, there were $151,184 and $51,705, respectively, of delinquent GNMA loans that had previously been sold which the Company had the option to repurchase; however, the Company determined there not to be a "more-than-trivial benefit" based on an analysis of interest rates and assessment of potential reputational risk associated with these loans. As such, the Company did not record these loans on the balance sheets.
During the year ended December 31, 2020 , the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. Changes in fair value from the acquisition date fair value are included in 'other noninterest income' on the consolidated statement of income.
(H) Loans (excluding purchased credit deteriorated loans):
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest is discontinued on loans past due 90 days or more unless the credit is well secured and in the process of collection. Also, a loan may be placed on nonaccrual status prior to becoming past due 90 days if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. The decision to place a loan on nonaccrual status prior to becoming past due 90 days is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. When a loan is placed on nonaccrual status, the accrued but unpaid interest is charged against current period operations. Thereafter, interest on nonaccrual loans is recognized only as received if future collection of principal is probable. If the collectability of outstanding principal is doubtful, interest received is applied as a reduction of principal. A loan may be restored to accrual status when principal and interest are no longer past due or it otherwise becomes both well secured and collectability is reasonably assured. The Company continues to monitor the level of accrued interest receivable, however an allowance for credit losses was not required as of December 31, 2020.
(I) Allowance for credit losses:
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
As of January 1, 2020, the Company’s policy for the allowance for credit losses changed with the adoption of CECL. As permitted, the new guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. Prior to adopting CECL, the Company calculated the allowance using an incurred loss approach. Beginning January 1, 2020, the Company calculates the allowance using a lifetime expected credit loss approach as described in the previous paragraph. See Note 5, "Loans and allowance for credit losses" for additional details related to the Company's specific calculation methodology.
The allowance for credit losses is the Company’s best estimate. Actual losses may differ from the December 31, 2020 allowance for credit loss as the CECL estimate is sensitive to economic forecasts and management judgment.
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
(J) Business combinations, accounting for acquired loans with credit deterioration and off-balance sheet financial instruments:
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
For loan commitments that are not accounted for as derivatives and when the obligation is not unconditionally cancellable by the Company, the Company applies the CECL methodology to estimate the expected credit loss on off-balance-sheet commitments. The estimate of expected credit losses for off-balance-sheet credit commitments is recognized as a liability. When the loan is funded, an allowance for expected credit losses is estimated for that loan using the CECL methodology, and the liability for off-balance-sheet commitments is reduced. When applying the CECL methodology to estimate the expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
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
For financial statement purposes, the estimated useful life for premises is the lesser of the remaining useful life per third party appraisal or forty years, for furniture and fixtures the estimated useful life is seven to ten years, for leasehold improvements the estimated useful life is the lesser of twenty years or the term of the lease and for equipment the estimated useful life is three to seven years.
(L) Other real estate owned:
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure, which may establish a new cost basis. Other real estate owned may also include excess facilities and properties held for sale as described in Note 8. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan. After initial measurement, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in gain (loss) on sales or write-downs of other real estate owned.
(M) Leases:
The Company leases certain banking, mortgage and operations locations. Effective January 1, 2019, the Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, incentive liabilities, leasehold intangibles and any impairment of the right-of-use asset. In determining whether a contract contains a lease, management conducts an analysis at lease inception to ensure an asset was specifically identified and the Company has control of use of the asset. For contracts determined to be leases entered into after January 1, 2019, the Company performs additional analysis to determine whether the lease should be classified as a finance or operating lease. The Company considers a lease to be a finance lease if future minimum lease payments amount to greater than 90% of the asset's fair value or if the lease term is equal to or greater than 75% of the asset's

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
estimated economic useful life. As of December 31, 2020, the Company has one finance lease that resulted from the Franklin transaction. As of December 31, 2019, the Company did not have any leases that were determined to be finance leases. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year). Additionally, the Company has not recorded equipment leases or leases in which the Company is the lessor on the consolidated balance sheets as these are not material to the Company.
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
(N) Mortgage servicing rights:
The Company accounts for its mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, "Transfers and Servicing". The Company retains the right to service certain mortgage loans that it sells to secondary market investors. The retained mortgage servicing right is initially recorded at the fair value of future net cash flows expected to be realized for performing servicing activities. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.
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
(P) Goodwill and other intangibles:
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage as applicable. Goodwill is evaluated for impairment by first performing a qualitative evaluation to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If an entity does a qualitative assessment and determines that it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to the quantitative goodwill impairment test. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized in noninterest expense to reduce the carrying amount to the estimated implied fair value, which could be material to our operating results for any particular reporting period. The Company performed a quantitative assessment in 2020 and determined it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. No impairment was identified through the annual assessments for impairment performed as of December 31, 2020, 2019 or 2018.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to both a customer trust intangible and manufactured housing loan servicing intangible. All intangible assets are initially measured at fair value and then amortized over their estimated useful lives. See Note 9,"Goodwill and intangible assets" for additional information on other intangibles.
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
The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Income. There were no amounts related to uncertain tax positions recognized for the years ended December 31, 2020, 2019 or 2018.
(R) Long-lived assets:
Premises and equipment, core deposit intangible assets, and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2020 and 2019.
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
(T) Lender risk account:
During 2018, the Company began selling qualified mortgage loans to FHLB-Cincinnati via the Mortgage Purchase Program (“MPP”).  All mortgage loans purchased from members through the MPP are held on the FHLB’s balance sheet. FHLB does not securitize MPP loans for sale to other investors.  They mitigate their credit risk exposure through their underwriting and pool composition requirements and through the establishment of the Lender Risk Account (“LRA”) credit enhancement. The LRA protects the FHLB against possible credit losses by setting aside a portion of the initial purchase price into a performance based escrow account that can be used to offset possible loan losses.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the aggregated pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the aggregated pool to the FHLB-Cincinnati.  As of December 31, 2020 and 2019, the Company had on deposit with the FHLB-Cincinnati $12,729 and $11,225, respectively, in these LRA’s. Additionally, as of December 31, 2020 and 2019, the Company estimated the guaranty account to be $6,183 and $5,546, respectively. The Company bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by the Company or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.
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
(W) Securities sold under agreements to repurchase:
The Company routinely sells securities to certain customers and then repurchases the securities the next business day. Securities sold under agreements to repurchase are recorded on the consolidated balance sheets at the amount of cash received in connection with each transaction in the line item "Borrowings". These are secured liabilities and are not covered by the Federal Deposit Insurance Corporation ("FDIC"). See Note 14, "Borrowings" in the Notes to the consolidated financial statements for additional details regarding securities sold under agreements to repurchase.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(X) Advertising expense:
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$63,621	$83,814	$80,236
Dividends paid on and undistributed earnings allocated to participating securities	—	(447)	(428)
Earnings available to common shareholders	$63,621	$83,367	$79,808
Weighted average basic shares outstanding	37,621,720	30,870,474	30,675,755
Basic earnings per common share	$1.69	$2.70	$2.60
Diluted earnings per common share:
Earnings available to common shareholders	63,621	83,367	79,808
Weighted average basic shares outstanding	37,621,720	30,870,474	30,675,755
Weighted average diluted shares contingently issuable(1)	478,024	532,423	639,226
Weighted average diluted shares outstanding	38,099,744	31,402,897	31,314,981
Diluted earnings per common share	$1.67	$2.65	$2.55
 (1) Excludes 239,813 restricted stock units outstanding considered to be antidilutive as of December 31, 2020.
(Z) Segment reporting:
The Company’s Mortgage division represents a distinct reportable segment that differs from the Company’s primary business of Banking. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 21.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(AA) Stock-based compensation:
The Company grants restricted stock units ("RSUs") under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
During 2020, the Company began awarding performance-based restricted stock units ("PSUs") to executives and other officers and employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria during a fixed three-year performance period.
Stock-based compensation expense is recognized in accordance with ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for forfeitures based on grant-date fair value. The restricted stock unit awards and related expense are amortized over the required service period, if any. Compensation expense for PSUs is estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. The reconciliation of RSUs, PSUs, and Stock-based compensation expense is presented in Note 24.
(BB) Subsequent Events:
ASC Topic 855, "Subsequent Events", establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after December 31, 2020 through the date of the issued financial statements.
Recently adopted accounting standards:
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 and its subsequent amendments issued by the FASB requires the measurement of all current expected credit losses for financial assets (including off-balance sheet credit exposures) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the update requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The new methodology requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including certain loans obtained as a result of any acquisition. For available-for-sale debt securities that have experienced a deterioration in credit, Topic 326 requires an allowance for credit losses to be recognized, instead of a direct write-down, which was previously required under the other-than-temporary impairment ("OTTI") model. Topic 326 eliminates the concept of OTTI impairment and instead focuses on determining whether any impairment is a result of a credit loss or other factors. As a result, the standard says the Company may not use the length of time a debt security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as the Company was previously allowed under the OTTI model.
ASU 2016-13 eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense referred herein as the PCD asset gross-up approach. The Company applied the new PCD asset gross-up approach at transition to all assets that were accounted for as PCI prior to adoption. Any change in the allowance for credit losses for these assets as a result of applying the new guidance is accounted for as an adjustment to the asset’s amortized cost basis and not as a cumulative-effect adjustment to beginning retained earnings. Additionally, ASU 2016-13 requires additional disclosures related to loans and debt securities. See Note 4, “Investment securities” and Note 5, “Loans and allowance for credit losses” for these disclosures.
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
As of that date, the Company also recorded a cumulative effect adjustment to gross-up the amortized cost amount of its PCD loans by $558, with a corresponding adjustment to the allowance for credit losses on its consolidated balance sheet.
A summary of the impact to the consolidated balance sheet as of the adoption date is presented in the table below:

	Balance before adoption of ASC 326	Cumulative effect adjustment to adopt ASC 326	Impact of the adjustment to adopt ASC 326	Balance at January 1, 2020 (post ASC 326 adoption)
ASSETS:
Loans	$4,409,642	$558	Increase	$4,410,200
Allowance for credit losses	(31,139)	(31,446)	Increase	(62,585)
Total impact to assets		$(30,888)	Net decrease
LIABILITIES AND EQUITY:
Allowance for credit losses on unfunded commitments	$—	$2,947	Increase	$2,947
Net deferred tax liability	20,490	(8,817)	Decrease	11,673
Retained earnings	293,524	(25,018)	Decrease	268,506
Total impact to liabilities and equity		$(30,888)	Net decrease

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule, which became final on September 30, 2020 to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected the five-year capital transition relief option.
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
Newly issued not yet effective accounting standards:
In June 2018, FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, nonemployee share-based payment awards will be measured at grant-date fair value of the equity instruments obligated to be issued when the good has been delivered or the service rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This ASU is effective for all entities for fiscal years beginnings after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the update effective January 1, 2021. The adoption of this standard did not have a significant impact on the consolidated financial statements or disclosures.

Note (2)—Mergers and acquisitions:
The following mergers and acquisitions were accounted for pursuant to FASB ASC 805. Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was recorded as goodwill.
Franklin Financial Network, Inc. merger
Effective August 15, 2020, the Company completed its previously announced merger with Franklin Financial Network, Inc. and its wholly owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. After consolidating duplicative locations the merger added 10 branches and expanded the Company's footprint in middle Tennessee and the Nashville metropolitan statistical area. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion. Total loans acquired includes a non-strategic institutional portfolio with a fair value of $326,206 the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31,330 in cash consideration. Also included in the purchase price, the Company issued replacement restricted stock units for awards initially granted by Franklin during 2020 that did not vest upon change in control, with a total fair value of $674 attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477,830 in aggregate consideration.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Goodwill of $67,191 recorded in connection with the transaction resulted from the ongoing business contribution, reputation, operating model and expertise of Franklin. Measurement period adjustments recorded during the fourth quarter of 2020 amounting to $6,546 related to the finalization of valuations relating primarily to commercial loans held for sale, deposits and premises and equipment. The goodwill is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the acquisition of Franklin are in alignment with the Company's banking business.
The Company incurred $32,364 in merger expenses during the year ended December 31, 2020 in connection with this transaction. These expenses are primarily comprised of professional services, employee-related costs, costs associated with branch consolidation, and integration costs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table presents an allocation of the consideration to net assets acquired:

Purchase Price:
Equity consideration
Franklin shares outstanding(1)	15,588,337
Franklin options converted to net shares	62,906
	15,651,243
Exchange ratio to FB Financial shares	0.965
FB Financial shares to be issued as merger consideration(2)	15,102,492
Issuance price as of August 15, 2020	$29.52
Value of FB Financial stock to be issued as merger consideration	$445,826
Less: tax withholding on vested restricted stock awards, units and options(3)	(1,308)
Value of FB Financial stock issued	$444,518
FB Financial shares issued	15,058,181

Franklin restricted stock units that do not vest on change in control	114,915
Replacement awards issued to Franklin employees	118,776
Fair value of replacement awards	$3,506
Fair value of replacement awards attributable to pre-combination service	$674

Cash consideration
Total Franklin shares and net shares outstanding	15,651,243
Cash consideration per share	$2.00
Total cash to be paid to Franklin(4)	$31,330
Total purchase price		$477,830
Fair value of net assets acquired		410,639
Goodwill resulting from merger		$67,191
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
Goodwill of $6,319 recorded in connection with the transaction resulted from the ongoing business contribution of Farmers National and anticipated synergies arising from the combination of certain operational areas of the Company. Goodwill resulting from this transaction is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the acquisition of Farmers National are in alignment with the Company's core banking business.
The Company incurred $2,338 in merger expenses during the year ended December 31, 2020 in connection with this transaction. These expenses are primarily comprised of professional services, employee-related costs, and integration costs. The following table presents the total purchase price, fair value of net assets acquired, and the goodwill as of the acquisition date.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Consideration:
Net shares issued	954,797
Purchase price per share on February 14, 2020	$36.70
Value of stock consideration		$35,041
Cash consideration paid		15,001
Total purchase price		$50,042
Fair value of net assets acquired		43,723
Goodwill resulting from merger		$6,319
Atlantic Capital Bank, N.A. Branches
On April 5, 2019, the Bank completed its branch acquisition to purchase 11 Tennessee and three Georgia branch locations (the "Branches") from Atlantic Capital Bank, N.A., a national banking association and a wholly owned subsidiary of Atlantic Capital Bancshares, Inc., a Georgia corporation (collectively, "Atlantic Capital") in a transaction valued at $36,790, further increasing market share in existing markets and expanding the Company's footprint into new locations. The branch acquisition added $588,877 in customer deposits at a premium of 6.25%, $374,966 in loans at 99.32% of principal outstanding and $31,961 of goodwill. All of the operations of the Branches are included in the Banking segment.
Net assets acquired
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the respective acquisition dates:

	As of August 15, 2020	As of February 14, 2020
	Franklin Financial Network, Inc.	FNB Financial Corp.
ASSETS
Cash and cash equivalents	$284,004	$10,774
Investments	373,462	50,594
Mortgage loans held for sale, at fair value	38,740	—
Commercial loans held for sale, at fair value	326,206	—
Loans held for investment, net of fair value adjustments	2,427,527	182,171
Allowance for credit losses on PCD loans	(24,831)	(669)
Premises and equipment	45,471	8,049
Operating lease right-of-use assets	23,958	14
Mortgage servicing rights	5,111	—
Core deposit intangible	7,670	2,490
Other assets	124,571	4,795
Total assets	$3,631,889	$258,218
LIABILITIES
Deposits:
Noninterest-bearing	$505,374	$63,531
Interest-bearing	1,783,379	26,451
Money market and savings	342,093	37,002
Customer time deposits	383,433	82,551
Brokered and internet time deposits	107,452	—
Total deposits	3,121,731	209,535
Borrowings	62,435	3,192
Operating lease liabilities	24,330	14
Accrued expenses and other liabilities	12,661	1,754
Total liabilities assumed	3,221,157	214,495
Noncontrolling interests acquired	93	—
Net assets acquired	$410,639	$43,723

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
The Company determined that 27.9% of the Franklin loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the acquisition date. This included deterioration in credit metrics, such as delinquency, nonaccrual status or risk ratings as well as certain loans within designated industries of concern that have been negatively impacted by COVID-19. Additionally, it was determined that 10.1% of the Farmers National loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the February acquisition date. These were primarily delinquent loans as of February 14, 2020, or loans that Farmers National had classified as nonaccrual or TDR prior to the Company's acquisition.

	As of August 15, 2020	As of February 14, 2020
	Franklin Financial Network, Inc.	FNB Financial Corp.
Purchased credit-deteriorated loans
Principal balance	$693,999	$18,964
Allowance for credit losses at acquisition	(24,831)	(669)
Net premium attributable to other factors	8,810	63
Loans purchased credit-deteriorated fair value	$677,978	$18,358
Loans recognized through the acquisition of Franklin and Farmers National that have not experienced more-than-insignificant credit deterioration since origination are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $52,822 and $2,885 as of August 15, 2020 and February 14, 2020, respectively, in the income statement related to estimated credit losses on non-PCD loans from Franklin and Farmers National, respectively. Additionally, the Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. The Company recorded an increase in provision for credit losses from unfunded commitments of $10,499 as of August 15, 2020 related to the Franklin acquisition.
Pro forma financial information (unaudited)
The results of operations of the acquisitions have been included in the Company's consolidated financial statements prospectively beginning on the date of each acquisition. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible.The following unaudited pro forma condensed consolidated financial information presents the results of operations for the year ended December 31, 2020 and 2019, respectively, as though the Franklin merger and Farmers National acquisition had been completed as of January 1, 2019, and the Atlantic Capital acquisition had been completed as of January 1, 2018. The unaudited estimated pro forma information combines the historical results of the mergers with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the periods they were incurred. The pro forma information is not indicative of what would have occurred had the transactions taken place on January 1, 2019 and January 1, 2018, and does not include the effect of cost-saving or revenue-enhancing strategies.

	Year Ended December 31,
	2020	2019	2018
Net interest income	$338,092	$348,660	$220,269
Total revenues	$654,374	$504,273	$354,258
Net income	$65,135	$99,898	$78,762

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (3)—Cash and cash equivalents concentrations:
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required balance was $0 and $20,881 as of December 31, 2020 and 2019. The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such correspondent accounts and believes it is not exposed to any significant credit risk from cash and cash equivalents.
The Bank had cash in the form of Federal funds sold included in cash and cash equivalents of $121,153 and $131,119 as of December 31, 2020 and 2019, respectively.

Note (4)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at December 31, 2020 and 2019:

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$2,000	$3	$—	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	—	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	—	21,588
States and political subdivisions	336,543	19,806	(20)	—	356,329
U.S. Treasury securities	16,480	148	—	—	16,628
Corporate securities	2,500	17	(1)	—	2,516
Total	$1,137,848	$35,376	$(824)	$—	$1,172,400

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investment Securities
Available-for-sale debt securities
Mortgage-backed securities - residential	$474,144	$4,829	$(1,661)	$477,312
Mortgage-backed securities - commercial	12,957	407	—	13,364
States and political subdivisions	181,178	8,287	(230)	189,235
U.S. Treasury securities	7,426	22	—	7,448
Corporate securities	1,000	22	—	1,022
Total	$676,705	$13,567	$(1,891)	$688,381
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of December 31, 2020 and 2019, total accrued interest receivable on debt securities was $4,540 and $2,843, respectively.
As of December 31, 2020 and 2019, the Company had $4,591 and $3,295, respectively, in marketable equity securities recorded at fair value, respectively.
Securities pledged at December 31, 2020 and 2019 had carrying amounts of $804,821 and $373,674, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At December 31, 2020 and December 31, 2019, there were no trade date payables that related to purchases settled after period end.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2020 and December 31, 2019 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	December 31,		December 31,
	2020		2019
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$35,486	$35,662	$1,148	$1,152
Due in one to five years	24,278	24,684	11,553	11,676
Due in five to ten years	40,038	41,332	18,287	18,887
Due in over ten years	257,721	275,798	158,616	165,990
	357,523	377,476	189,604	197,705
Mortgage-backed securities - residential	760,099	773,336	474,144	477,312
Mortgage-backed securities - commercial	20,226	21,588	12,957	13,364
Total debt securities	$1,137,848	$1,172,400	$676,705	$688,381
Sales and other dispositions of available-for-sale securities were as follows:

	Year Ended December 31,
	2020	2019	2018
Proceeds from sales	$146,494	$24,498	$2,742
Proceeds from maturities, prepayments and calls	220,549	113,018	73,066
Gross realized gains	1,606	7	9
Gross realized losses	271	98	44
Additionally, net unrealized gains on equity securities of $296 and $148 were recognized in the years ended December 31, 2020 and 2019, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities - residential	182,012	(803)	—	—	182,012	(803)
States and political subdivisions	3,184	(20)	—	—	3,184	(20)
Corporate securities	499	(1)	—	—	499	(1)
Total	$185,695	$(824)	$—	$—	$185,695	$(824)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$47,641	$(164)	$175,730	$(1,497)	$223,371	$(1,661)
States and political subdivisions	15,433	(230)	—	—	15,433	(230)
Total	$63,074	$(394)	$175,730	$(1,497)	$238,804	$(1,891)
As of December 31, 2020 and December 31, 2019, the Company’s securities portfolio consisted of 514 and 365 securities, 16 and 58 of which were in an unrealized loss position, respectively.
As of December 31, 2020, Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity, was highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded during the year ended December 31, 2020.
Prior to the adoption of ASC 326, the Company evaluated available-for-sale debt securities with unrealized losses for OTTI and recorded no OTTI for the year ended December 31, 2019.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (5)—Loans and allowance for credit losses:
Loans outstanding at December 31, 2020 and 2019, by class of financing receivable are as follows:

	December 31,	December 31,
	2020	2019
Commercial and industrial (1)	$1,346,122	$1,034,036
Construction	1,222,220	551,101
Residential real estate:
1-to-4 family mortgage	1,089,270	710,454
Residential line of credit	408,211	221,530
Multi-family mortgage	175,676	69,429
Commercial real estate:
Owner occupied	924,841	630,270
Non-owner occupied	1,598,979	920,744
Consumer and other	317,640	272,078
Gross loans	7,082,959	4,409,642
Less: Allowance for credit losses	(170,389)	(31,139)
Net loans	$6,912,570	$4,378,503
(1)Includes $212,645 of loans originated as part of the PPP at December 31, 2020, established by the CARES Act, in response to the COVID-19 pandemic. The PPP is administered by the SBA; loans originated as part of the PPP may be forgiven by the SBA under a set of defined rules. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
As of December 31, 2020 and December 31, 2019, $1,248,857 and $412,966, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,532,749 and $545,540, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of December 31, 2020 and December 31, 2019, $2,463,281 and $1,407,662, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable as the Company elected to present accrued interest receivable separately on the balance sheet. As of December 31, 2020, total accrued interest receivable on loans was $38,316.
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
The Company’s acquisitions and changes in reasonable and supportable forecasts of macroeconomic variables, primarily due to the impact of the COVID-19 pandemic, resulted in projected credit deterioration requiring the Company to recognize significant increases in the provision for credit losses during the year ended December 31, 2020. Specifically, the Company performed additional qualitative evaluations by class of financing receivable in line with the Company's established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic.
Loans acquired during the period from Franklin increased the allowance for credit losses by $77,653 as of the August 15, 2020 acquisition date and Farmers National increased the allowance for credit losses by $4,494 as of the February 14, 2020 acquisition date. See Note 2, "Mergers and acquisitions" for additional details related to PCD loans acquired during the year ended December 31, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following provides the changes in the allowance for credit losses by class of financing receivable for the years ended December 31, 2020, 2019, and 2018:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for credit losses	13,830	40,807	6,408	5,649	5,506	(1,739)	17,789	6,356	94,606
Recoveries of loans previously charged-off	1,712	205	122	125	—	83	—	756	3,003
Loans charged off	(11,735)	(18)	(403)	(22)	—	(304)	(711)	(2,112)	(15,305)
Initial allowance on loans purchased with deteriorated credit quality	754	5,606	1,640	572	784	659	15,442	43	25,500
Ending balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	2,251	454	(175)	112	(22)	869	484	3,080	7,053
Recoveries of loans previously charged-off	136	11	79	138	—	108	—	634	1,106
Loans charged off	(2,930)	—	(220)	(309)	—	—	(12)	(2,481)	(5,952)
Ending balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and Other	Total
Year Ended December 31, 2018
Beginning balance - December 31, 2017	$4,461	$7,135	$3,197	$944	$434	$3,558	$2,817	$1,495	$24,041
Provision for loan losses	1,395	1,459	547	(275)	132	(478)	1,281	1,337	5,398
Recoveries of loans previously charged-off	390	1,164	171	178	—	143	51	550	2,647
Loans charged off	(898)	(29)	(138)	(36)	—	(91)	—	(1,613)	(2,805)
Adjustments for transfers to loans HFS	—	—	(349)	—	—	—	—	—	(349)
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provides the amount of the allowance for credit losses by class of financing receivable disaggregated by measurement methodology as of December 31, 2020, 2019 and 2018:

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for credit loss	$373	$95	$—	$9	$—	$30	$1,531	$1	$2,039
Collectively evaluated for credit loss	13,493	54,065	17,206	10,031	6,326	4,062	33,706	10,516	149,405
Purchased credit deteriorated	882	4,317	2,014	494	848	757	8,910	723	18,945
Ending balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389

	December 31, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$241	$—	$8	$9	$—	$238	$399	$—	$895
Collectively evaluated for impairment	4,457	10,192	2,940	743	544	3,853	3,909	1,933	28,571
Acquired with deteriorated credit quality	107	2	164	—	—	18	313	1,069	1,673
Ending balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for impairment	$3	$—	$7	$—	$—	$53	$205	$—	$268
Collectively evaluated for impairment	5,247	9,677	3,205	811	566	3,066	3,628	1,583	27,783
Acquired with deteriorated credit quality	98	52	216	—	—	13	316	186	881
Ending balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table provides the amount of loans by class of financing receivable disaggregated by measurement methodology as of December 31, 2020, 2019, and 2018:

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for credit loss	$15,578	$4,851	$848	$412	$—	$7,846	$8,631	$39	$38,205
Collectively evaluated for credit loss	1,270,058	1,140,634	987,142	387,250	156,447	813,151	1,272,203	302,983	6,329,868
Purchased credit deteriorated	60,486	76,735	101,280	20,549	19,229	103,844	318,145	14,618	714,886
Ending balance - December 31, 2020	$1,346,122	$1,222,220	$1,089,270	$408,211	$175,676	$924,841	$1,598,979	$317,640	$7,082,959

	December 31, 2019
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$9,026	$2,061	$1,347	$579	$—	$2,993	$7,755	$49	$23,810
Collectively evaluated for impairment	1,023,326	546,156	689,769	220,878	69,429	621,386	902,792	254,944	4,328,680
Acquired with deteriorated credit quality	1,684	2,884	19,338	73	—	5,891	10,197	17,085	57,152
Ending balance - December 31, 2019	$1,034,036	$551,101	$710,454	$221,530	$69,429	$630,270	$920,744	$272,078	$4,409,642

	December 31, 2018
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for impairment	$1,847	$1,221	$987	$245	$—	$2,608	$6,735	$73	$13,716
Collectively evaluated for impairment	863,788	549,075	535,451	190,235	75,457	484,900	677,247	208,643	3,584,796
Acquired with deteriorated credit quality	1,448	5,755	19,377	—	—	6,016	16,266	20,137	68,999
Ending balance - December 31, 2018	$867,083	$556,051	$555,815	$190,480	$75,457	$493,524	$700,248	$228,853	$3,667,511

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
The Company uses the following definitions for risk ratings:
    Pass.        Loans rated Pass include those that are adequately performing and collateralized and which management believes do not have conditions that have occurred or may occur that would result in the loan being downgraded into an inferior category.
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
The following table presents the credit quality of our loan portfolio by year of origination as of December 31, 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the table below.

As of December 31,
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$335,519	$183,905	$64,897	$56,598	$30,641	$40,964	$525,885	$1,238,409
Watch	3,786	2,555	6,213	3,764	7,847	4,301	39,901	68,367
Substandard	2,467	2,688	11,227	4,403	6,582	1,277	10,502	39,146
Doubtful	34	—	—	22	—	—	144	200
Total	341,806	189,148	82,337	64,787	45,070	46,542	576,432	1,346,122

Construction
Pass	460,232	387,759	78,319	40,777	40,386	59,344	112,004	1,178,821
Watch	1,952	4,169	10,368	13,386	1,250	3,559	—	34,684
Substandard	573	1,755	3,178	129	—	3,068	—	8,703
Doubtful	—	—	—	12	—	—	—	12
Total	462,757	393,683	91,865	54,304	41,636	65,971	112,004	1,222,220

Residential real estate:
1-to-4 family mortgage
Pass	282,747	176,374	159,036	147,816	107,911	152,027	—	1,025,911
Watch	1,783	2,166	6,672	10,668	4,004	13,889	—	39,182
Substandard	448	1,422	3,787	5,473	3,418	9,043	—	23,591
Doubtful	—	6	19	—	204	357	—	586
Total	284,978	179,968	169,514	163,957	115,537	175,316	—	1,089,270

Residential line of credit
Pass	—	—	—	—	—	—	396,348	396,348
Watch	—	—	—	—	—	—	6,511	6,511
Substandard	—	—	—	—	—	—	4,756	4,756
Doubtful	—	—	—	—	—	—	596	596
Total	—	—	—	—	—	—	408,211	408,211

Multi-family mortgage
Pass	29,006	13,446	11,843	46,561	28,330	35,339	11,094	175,619
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	57.00	—	57
Doubtful	—	—	—	—	—	—	—	—
Total	29,006	13,446	11,843	46,561	28,330	35,396	11,094	175,676

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	133,046	174,965	95,182	89,214	76,539	208,013	51,264	828,223
Watch	8,825	5,891	6,646	21,618	6,101	18,561	2,417	70,059
Substandard	44	1,785	2,423	6,074	274	11,226	4,733	26,559
Doubtful	—	—	—	—	—	—	—	—
Total	141,915	182,641	104,251	116,906	82,914	237,800	58,414	924,841

Non-owner occupied
Pass	166,962	222,238	324,848	193,496	264,820	237,933	37,787	1,448,084
Watch	—	8,704	24,464	27,653	25,550	42,696	1,033	130,100
Substandard	—	2,210	1,502	—	—	17,083	—	20,795
Doubtful	—	—	—	—	—	—	—	—
Total	166,962	233,152	350,814	221,149	290,370	297,712	38,820	1,598,979

Consumer and other loans
Pass	89,625	52,725	39,420	26,172	40,980	31,063	14,816	294,801
Watch	281	911	1,893	1,497	3,049	7,974	12	15,617
Substandard	96	131	867	881	779	2,044	668	5,466
Doubtful	55	434	567	280	156	264	—	1,756
Total	90,057	54,201	42,747	28,830	44,964	41,345	15,496	317,640

Total
Pass	1,497,137	1,211,412	773,545	600,634	589,607	764,683	1,149,198	6,586,216
Watch	16,627	24,396	56,256	78,586	47,801	90,980	49,874	364,520
Substandard	3,628	9,991	22,984	16,960	11,053	43,798	20,659	129,073
Doubtful	89	440	586	314	360	621	740	3,150
Total	$1,517,481	$1,246,239	$853,371	$696,494	$648,821	$900,082	$1,220,471	$7,082,959

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
The following tables provide information on nonaccrual and past due loans as of December 31, 2020 and December 31, 2019. For December 31, 2019, purchased credit impaired ("PCI") loans are not included in the nonperforming disclosures as these loans are considered to be performing, even though they may be contractually past due. This is because any non-payment of contractual principal or interest was considered in the periodic re-estimation of expected cash flows and was included in the 2019 loan loss provision or future period yield adjustments. Under PCD accounting, management considers changes in the credit quality of the borrower as part of its regular estimation of expected credit losses and does not make the same future yield adjustments as under the PCI accounting. Consequently, PCD loans that are contractually past due or on nonaccrual status, including those formerly accounted for as PCI loans, are included in the December 31, 2020 nonperforming disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table represents an analysis of the aging by class of financing receivable as of December 31, 2020:

December 31, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,297	$330	$16,005	$1,326,490	$1,346,122
Construction	7,607	573	4,053	1,209,987	1,222,220
Residential real estate:
1-to-4 family mortgage	7,058	10,470	5,923	1,065,819	1,089,270
Residential line of credit	3,551	239	1,757	402,664	408,211
Multi-family mortgage	—	57	—	175,619	175,676
Commercial real estate:
Owner occupied	98	—	7,948	916,795	924,841
Non-owner occupied	915	—	12,471	1,585,593	1,598,979
Consumer and other	4,469	2,027	2,603	308,541	317,640
Total	$26,995	$13,696	$50,760	$6,991,508	$7,082,959

The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance and interest income, by class of financing receivable as of or for the year ended December 31, 2020:

	u		End of period amortized cost
		Beginning of period non-accrual amortized cost	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance	Year to date Interest Income

Commercial and industrial		$5,586	$13,960	$2,045	$383	$325
Construction		1,254	3,061	992	131	69
Residential real estate:
1-to-4 family mortgage		4,585	3,048	2,875	84	22
Residential line of credit		489	854	903	31	72
Commercial real estate:
Owner occupied		2,285	7,172	776	63	89
Non-owner occupied		9,460	4,566	7,905	1,711	215
Consumer and other		1,623	—	2,603	147	24
Total		$25,282	$32,661	$18,099	$2,550	$816

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Average recorded investment and interest income on a cash basis recognized during the years ended December 31, 2019, and 2018 on impaired loans, segregated by class, were as follows:

	December 31,
	2019		2018
	Average recorded investment	Interest income recognized (cash basis)	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$3,349	$474	$335	$121
Residential real estate:
1-to-4 family mortgage	205	13	170	9
Commercial real estate:
Owner occupied	658	27	702	43
Non-owner occupied	6,196	109	2,915	2
Consumer and other	—	—	—	—
Total	$10,568	$624	$4,122	$175
With no related allowance recorded:
Commercial and industrial	$2,088	$201	$1,377	$70
Construction	1,641	167	1,255	74
Residential real estate:
1-to-4 family mortgage	963	68	955	74
Residential line of credit	252	1	123	15
Commercial real estate:
Owner occupied	2,143	133	1,862	148
Non-owner occupied	1,049	—	1,313	7
Consumer and other	61	5	49	4
Total	$8,197	$575	$7,423	$418
Total impaired loans	$18,765	$1,199	$11,545	$593
Purchased Credit Impaired Loans
The following disclosures are presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods presented.
As of December 31, 2019 and 2018, the carrying value of PCI loans accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" was $57,152 and $68,999. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	Year Ended December 31,
	2019	2018
Balance at the beginning of period	$(16,587)	$(17,682)
Additions through business combinations	(1,167)	—
Principal reductions and other reclassifications from nonaccretable difference	61	(4,047)
Accretion	7,003	9,010
Changes in expected cash flows	(360)	(3,868)
Balance at end of period	$(11,050)	$(16,587)
Included in the ending balance of the accretable yield on PCI loans at December 31, 2019 and 2018, was a purchase accounting liquidity discount of $292 and $2,436, respectively. There was also a purchase accounting nonaccretable credit discount of $3,537 and $4,355 related to the PCI loan portfolio at December 31, 2019 and 2018, and an accretable credit and liquidity discount on non-PCI loans of $8,964 and $3,924 as of December 31, 2019 and $7,527 and $2,197, respectively, as of December 31, 2018.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Interest revenue, through accretion of the difference between the recorded investment of the loans and the expected cash flows, was recognized on all PCI loans. Accretion of interest income amounting to $7,003 and $9,010 was recognized on PCI loans during the years ended December 31, 2019 and 2018, respectively. This included both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $8,556 and $7,608 for the years ended December 31, 2019 and 2018, respectively
As of December 31, 2020 and December 31, 2019, the Company has a recorded investment in TDRs of $15,988 and $12,206, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. The Company has calculated $310 and $360 of specific reserves for those loans at December 31, 2020 and December 31, 2019, respectively. There were no commitments to lend any additional amounts to these customers for either period end. Of these loans, $8,279 and $5,201 were classified as non-accrual loans as of December 31, 2020 and December 31, 2019, respectively.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Year Ended December 31, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	5	$2,257	$2,257	$—
Commercial real estate:
Owner occupied	7	2,794	2,794	—
Non-owner occupied	2	3,752	3,752	$—
Residential real estate:
1-to-4 family mortgage	3	618	618	—
Residential line of credit	1	95	95	—
Total	18	$9,516	$9,516	$—

Year Ended December 31, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$3,204	$3,204	$—
Construction	2	1,085	1,085	—
Commercial real estate:
Owner occupied	2	1,494	1,495	—
Non-owner occupied	1	1,366	1,366	106
Residential real estate:
1-4 family mortgage	2	175	175	—
Residential line of credit	2	333	333	9
Total	12	$7,657	$7,658	$115

Year Ended December 31, 2018	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$887	$887	$—
Commercial real estate:
Owner occupied	1	143	143	—
Residential real estate:
1-4 family mortgage	1	249	249	—
Consumer and other	5	61	61	—
Total	9	$1,340	$1,340	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2020, 2019, and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the years ended December 31, 2020, 2019 and 2018 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
Collateral Dependent Loans
For loans for which the repayment (based on the Company's assessment) is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, the following table presents the loans and the corresponding individually assessed allowance for credit losses by class of financing receivable.

	December 31, 2020
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$—	$1,728	$117
Construction	3,877	—	—
Residential real estate:
1-to-4 family mortgage	226	—	—
Residential line of credit	1,174	—	9
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	3,391	—	30
Non-owner occupied	8,164	—	1,531
Consumer and other	—	—	—
Total	$16,832	$1,728	$1,687
Deferrals Program included in COVID-19 Relief
On March 22, 2020, an Interagency Statement was issued by banking regulators encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. Section 541 of the Consolidated Appropriations Act (CAA) extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for Company executed deferrals that remain on deferral at December 31, 2020, in connection with Company COVID-19 relief programs. These deferrals typically ranged from sixty to ninety days per deferral and were not considered TDRs under the interagency regulatory guidance or the CARES Act issued in March 2020. As of December 31, 2020, the Company had a total of $1,399,088 loans previously deferred that were no longer in deferral status.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2020
		% of Loans
Commercial and industrial	$7,118	0.5%
Construction	1,918	0.2%
Residential real estate:
1-to-4 family mortgage	19,201	1.8%
Residential line of credit	204	—%
Multi-family mortgage	3,305	1.9%
Commercial real estate:
Owner occupied	19,815	2.1%
Non-owner occupied	139,590	8.7%
Consumer and other	11,366	3.6%
Total	$202,517	2.9%
Note (6)—Loans held for sale:
Loans held for sale are recorded at fair value, and consist primarily of residential mortgage loans originated to be sold in the secondary market. During the year ended December 31, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company elected to account for as held for sale. As such, these loans are excluded from the allowance for credit losses. Instead, the loans are recorded at fair value with subsequent changes to fair value recognized in earnings. During the year ended December 31, 2020, the Company recorded gains of $3,228 in other noninterest income related to changes in fair value of this portfolio. The following table summarizes loans held for sale, at fair value, as of the periods presented:

	December 31,	December 31,
	2020	2019
Commercial and industrial	$215,403	$—
Residential real estate:
1-4 family mortgage	683,770	262,518
Total loans held for sale, at fair value	$899,173	$262,518

Note (7)—Premises and equipment:
Premises and equipment and related accumulated depreciation as of December 31, 2020 and 2019, are as follows:

	2020	2019
Land	$33,151	$26,283
Premises	108,579	65,569
Furniture and fixtures	26,729	23,545
Leasehold improvements	18,429	12,989
Equipment	16,904	15,575
Construction in process	1,501	800
Finance lease	1,588	—
	206,881	144,761
Less: accumulated depreciation and amortization	(61,766)	(54,630)
Total Premises and Equipment	$145,115	$90,131
Depreciation and amortization expense was $7,009, $5,176 and $4,334 for the years ended December 31, 2020, 2019 and 2018, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (8)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the year ended December 31, 2020, 2019, and 2018:

	Year Ended
	December 31,
	2020	2019	2018
Balance at beginning of period	$18,939	$12,643	$16,442
Transfers from loans	2,746	5,487	2,138
Transfers (to) from premises and equipment	(841)	4,290	—
Proceeds from sale of other real estate owned	(6,937)	(3,860)	(4,819)
Gain on sale of other real estate owned	354	1,058	271
Loans provided for sales of other real estate owned	(305)	(166)	(1,019)
Write-downs and partial liquidations	(1,845)	(513)	(370)
Balance at end of period	$12,111	$18,939	$12,643
Foreclosed residential real estate properties totaled $1,890 and $4,295 as of December 31, 2020 and December 31, 2019, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $167 and $82 at December 31, 2020 and December 31, 2019, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $5,703 and $8,956 as of December 31, 2020 and December 31, 2019, respectively.

Note (9)—Goodwill and intangible assets:

Goodwill
Balance at December 31, 2018	$137,190
Addition from acquisition of Atlantic Capital branches	31,961
Relief of goodwill due to sale of TPO mortgage delivery channel	(100)
Balance at December 31, 2019	$169,051

Balance at December 31, 2019	$169,051
Addition from acquisition of Farmers National	6,319
Addition from acquisition of Franklin	67,191
Balance at December 31, 2020	$242,561
Goodwill is tested annually, or more often if circumstances warrant, for impairment. Impairment exists when a reporting unit's carrying value exceeds its fair value. As of December 31, 2020, the Company performed a quantitative assessment and determined it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. As such, no impairment was indicated. The Company performed a qualitative test of goodwill for impairment as of December 31, 2019 and determined there to be no impairment. The Company recorded $100 in relief of goodwill during the year ended December 31, 2019, related to the sale of the TPO mortgage delivery channel. See Note 2, "Mergers & Acquisitions" for information on the calculation of goodwill for each of our mergers and acquisitions.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The composition of core deposit and other intangibles as of December 31, 2020 and December 31, 2019 is as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020
Core deposit intangible	$59,835	$(38,807)	$21,028
Customer base trust intangible	1,600	(547)	1,053
Manufactured housing servicing intangible	1,088	(743)	345
Total core deposit and other intangibles	$62,523	$(40,097)	$22,426

December 31, 2019
Core deposit intangible	$49,675	$(33,861)	$15,814
Customer base trust intangible	1,600	(387)	1,213
Manufactured housing servicing intangible	1,088	(526)	562
Total core deposit and other intangibles	$52,363	$(34,774)	$17,589
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
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

2021	$5,477
2022	4,586
2023	3,658
2024	2,946
2025	2,306
Thereafter	3,453
$22,426

Note (10)—Leases:
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
As of December 31, 2020, the Company was the lessee in 58 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 49 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 35 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
Many leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use ("ROU") asset and lease liability.
During the year ended December 31, 2020, the Company recorded $23,972 in ROU assets and liabilities for operating leases assumed in the Franklin and FNB transactions. Additionally, the Company also assumed a finance lease in the Franklin transaction amounting to $1,630 included in premises and equipment and borrowings on the consolidated balance sheets.
During the year ended December 31, 2020, the Company entered into a lease for a new corporate headquarters building located in downtown Nashville. The building is currently under construction and anticipated to be completed in late 2022.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Upon commencement, the Company estimates recording a ROU asset and operating lease liability of approximately $29,000 and $30,000, respectively, in connection with this lease.

Information related to the Company's leases is presented below:

		December 31,
	Classification	2020	2019
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$49,537	$32,539
Finance leases	Premises and equipment, net	1,588	—
Total right-of-use assets		$51,125	$32,539
Lease liabilities:
Operating leases	Operating lease liabilities	$55,187	$35,525
Finance leases	Borrowings	1,598	—
Total lease liabilities		$56,785	$35,525
Weighted average remaining lease term (in years) - operating		12.2	14.1
Weighted average remaining lease term (in years) - finance		14.4	0.0
Weighted average discount rate - operating		2.65%	3.44%
Weighted average discount rate - finance		1.76%	—%

The components of total lease expense included in the consolidated statements of income were as follows:

		Year Ended
		December 31,
	Classification	2020	2019
Operating lease costs
Amortization of right-of-use asset	Occupancy and equipment	$6,228	$5,057
Short-term lease cost	Occupancy and equipment	456	365
Variable lease cost	Occupancy and equipment	602	682
Finance lease costs
Interest on lease liabilities	Interest expense on borrowings	11	—
Amortization of right-of-use asset	Occupancy and equipment	43	—
Lease impairment	Merger costs	2,142	—
Total lease cost		$9,482	$6,104

The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
Prior to the adoption of ASU 2016-02 on January 1, 2019, lease expense and amortization of a favorable lease intangible included in occupancy and equipment expense during the year ended December 31, 2018 amounted to $5,019 and $90, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of December 31, 2020 is as follows:

	Operating	Finance
	Leases	Leases
Lease payments due:
December 31, 2021	$8,042	$115
December 31, 2022	7,693	116
December 31, 2023	6,302	118
December 31, 2024	5,625	120
December 31, 2025	4,972	121
Thereafter	34,053	1,225
Total undiscounted future minimum lease payments	66,687	1,815
Less: imputed interest	(11,500)	(217)
Net lease liability	$55,187	$1,598

Note (11)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Carrying value at beginning of period	$75,521	$88,829	76,107
Capitalization	47,025	42,151	54,913
Mortgage servicing rights acquired from Franklin, at fair value	5,111	—
Sales	—	(29,160)	(39,428)
Change in fair value:
Due to pay-offs/pay-downs	(27,834)	(16,350)	(11,062)
Due to change in valuation inputs or assumptions	(19,826)	(9,949)	8,299
Carrying value at end of period	$79,997	$75,521	$88,829

The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Servicing income:
Servicing income	$22,128	$17,677	$20,591
Change in fair value of mortgage servicing rights	(47,660)	(26,299)	(2,763)
Change in fair value of derivative hedging instruments	13,286	9,310	(5,910)
Servicing income	(12,246)	688	11,918
Servicing expenses	7,890	6,832	7,675
Net servicing (loss) income (1)	$(20,136)	$(6,144)	$4,243
(1) Excludes benefit of custodial service related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Unpaid principal balance	$9,787,657	$6,734,496
Weighted-average prepayment speed (CPR)	14.07%	10.05%
Estimated impact on fair value of a 10% increase	$(4,493)	$(2,839)
Estimated impact on fair value of a 20% increase	$(8,599)	$(5,474)
Discount rate	11.49%	9.68%
Estimated impact on fair value of a 100 bp increase	$(2,942)	$(3,086)
Estimated impact on fair value of a 200 bp increase	$(5,674)	$(5,932)
Weighted-average coupon interest rate	3.58%	4.20%
Weighted-average servicing fee (basis points)	28	29
Weighted-average remaining maturity (in months)	328	335
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 18, "Derivatives" for additional information on these hedging instruments.-*
During the years ended December 31, 2019 and 2018, the Company sold $29,160 and $39,428, of mortgage servicing rights on $2,034,374 and $3,181,483 of serviced mortgage loans, respectively. There was not a significant gain or loss recognized in connection with the sales. During the year ended December 31, 2020, there were no such transactions. As of December 31, 2020 and 2019, mortgage escrow deposits totaled to $147,957 and $92,610, respectively.

Note (12)—Other assets and other liabilities:
Included in other assets are:

	As of December 31,
Other assets	2020	2019
Cash surrender value on bank owned life insurance	$71,977	$11,357
Prepaid expenses	5,328	4,575
Software	1,147	1,999
Mortgage lending receivable	8,716	10,765
Derivatives (See Note 18)	68,938	21,981
Deferred tax asset (See Note 15)	16,396	—
FHLB lender risk account receivable (See Note 1)	12,729	11,225
Pledged collateral on derivative instruments	57,985	33,616
Other assets	30,900	27,196
Total other assets	$274,116	$122,714

Included in other liabilities are:

	As of December 31,
Other liabilities	2020	2019
Deferred compensation	$2,261	$1,718
Accrued payroll	35,827	16,517
Mortgage buyback reserve	5,928	3,529
Accrued interest	6,772	6,465
Derivatives (See Note 18)	48,242	17,933
Deferred tax liability (See Note 15)	—	20,490
FHLB lender risk account guaranty	6,183	5,546
Reserve for unfunded commitments	16,378	—
Other liabilities	42,809	15,256
Total other liabilities	$164,400	$87,454

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (13)—Deposits:
The aggregate amount of time deposits with a minimum denomination greater than $250 was $425,227 and $343,756 at December 31, 2020 and 2019, respectively.
At December 31, 2020, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2021	$1,048,816
December 31, 2022	204,165
December 31, 2023	117,178
December 31, 2024	44,718
December 31, 2025	22,325
Thereafter	52
Total	$1,437,254
At December 31, 2020 and 2019, the Company had $2,965 and $3,487, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Note (14)—Borrowings:
Borrowings include securities sold under agreements to repurchase, lines of credit, Federal Home Loan Bank advances, and subordinated debt.

	Outstanding Balance		Weighted Average Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Securities sold under agreements to repurchase	$32,199	$23,745	0.47%	0.89%
FHLB advances	—	250,000	—%	1.60%
Subordinated debt	189,527	30,930	5.10%	5.13%
Other borrowings	16,598	—	1.88%	—%
	$238,324	$304,675
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. The Company enters into agreements with certain customers to sell certain securities under agreements to repurchase the securities the following day. These agreements are made to provide customers with comprehensive treasury management programs and a short-term return for their excess funds.
Information concerning securities sold under agreement to repurchase is summarized as follows:

	December 31, 2020	December 31, 2019
Balance at year end	$32,199	$23,745
Average daily balance during the year	32,912	22,798
Average interest rate during the year	0.61%	0.84%
Maximum month-end balance during the year	$40,282	$30,273
Weighted average interest rate at year-end	0.47%	0.89%
The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $335,000 and $305,000 as of December 31, 2020 and 2019, respectively. There were no borrowings against these available lines at December 31, 2020 or 2019.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Federal Home Loan Bank Advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio production. Under these agreements, the Company pledged qualifying loans of $2,781,606 as collateral securing a line of credit with a total borrowing capacity of $1,276,095 as of December 31, 2020. As of December 31, 2019, the Company pledged qualifying loans of $958,506 as collateral securing a line of credit with a total borrowing capacity of $760,607. As of December 31, 2020 and 2019, letters of credit in the amount of $100,000 and $75,000, respectively, were pledged to secure public funds that require collateralization. Additionally, there was an additional line of $800,000 available with the FHLB for overnight borrowings as of both December 31, 2020 and 2019; however additional collateral may be needed to draw on the line.
Borrowings against the Company's line totaled $0 and $250,000 as of December 31, 2020 and 2019, respectively. Total borrowings as of December 31, 2019 comprised $150,000 in long-term advances and $100,000 in 90 day fixed rate advances. The long-term advances as of December 31, 2019 contain putable features and are composed of $100,000 and $50,000 with initial contractual maturities of 10 and 7 years, respectively. The weighted average interest rate on outstanding advances at December 31, 2019 was 1.60%. During the year ended December 31, 2020, the Company repaid all the advances and incurred $6,838 in early termination costs.
The Company maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2020 and 2019. As of December 31, 2020 and 2019, $2,463,281 and $1,407,662 of qualifying loans and $0 and $4,963 of investment securities were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $1,695,639 and $1,013,239, respectively.
Subordinated Debt
In 2003, two separate trusts formed by the Company issued $9,000 of floating rate trust preferred securities (“Trust I”) and $21,000 of floating rate trust preferred securities (“Trust II”), respectively, as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts. Trust I pays interest quarterly based upon the 3-month LIBOR plus 3.25%. Trust II pays interest quarterly based upon the 3-month LIBOR plus 3.15%. Rates for the two issues at December 31, 2020, were 3.50% and 3.40%, respectively. Rates for the two issues at December 31, 2019, were 5.19% and 5.10%, respectively. The Company may redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price. The Company may redeem the second junior subordinated debentures listed, in whole or in part, any time after June 26, 2008, on any distribution payment date, at the redemption price. The junior subordinated debentures must be redeemed no later than 2033. The Company has classified $30,000 of subordinated debt as Tier 1 capital at both December 31, 2020 and 2019.
Additionally, during the year ended December 31, 2020, the Company placed $100,000 of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. The Company is entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company has classified the issuance, net of unamortized issuance costs of $1,772, as Tier 2 capital as of December 31, 2020. Under current regulatory guidelines, the instrument loses 20% of its Tier 2 capital treatment on a graded basis in the final five years prior to maturity.
The Company also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). Both note issuances currently pay interest semi-annually, and will begin resetting interest rates on a quarterly basis after March 30, 2021 and July 1, 2021. For years six through ten, interest for the March 2026 Subordinated Notes will based on the 3-month LIBOR plus 5.636%, and interest for the July 2026 Subordinated Notes will be based on the 3-month LIBOR plus 6.04%. The Company is entitled to redeem in whole or in part after the respective fifth anniversary of each note issuance. The Company classified the balance of $60,369, which includes an interest rate premium of $369, as Tier 2 capital as of December 31, 2020. Subsequent to December 31, 2020, the Company issued an irrevocable notice to the holders of the issuance declaring intention to redeem the $40.0 million note in full during the first quarter of 2021.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Other borrowings
During the year ended December 31, 2020, the Company initiated a credit line in the amount of $20.0 million (1.75% + 1 month LIBOR in effect 2 business days prior to reprice date) and borrowed $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. As of December 31, 2020, an additional $5.0 million was available for the Company to draw. This line of credit had a term of one year and matured on February 21, 2021.
Note (15)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	For the Year Ended December 31,
	2020	2019	2,018
Current	$44,362	$27,641	$19,259
Deferred	(25,530)	(1,916)	6,359
Total	$18,832	$25,725	$25,618
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the year ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31,
	2020		2019		2018
Federal taxes calculated at statutory rate	$17,317	21.0%	$23,003	21.0%	$22,230	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,197	3.9%	4,792	4.4%	4,666	4.4%
Expense (benefit) from equity based compensation	153	0.2%	(1,353)	(1.2)%	(870)	(0.8)%
Municipal interest income, net of interest disallowance	(1,507)	(1.8)%	(908)	(0.8)%	(837)	(0.8)%
Bank owned life insurance	(327)	(0.4)%	(51)	(0.1)%	(51)	—%
Merger costs	289	0.4%	66	0.1%	141	0.1%
Other	(290)	(0.4)%	176	0.1%	339	0.3%
Income tax expense, as reported	$18,832	22.9%	$25,725	23.5%	$25,618	24.2%

As of December 31, 2020, the Company acquired $8,346 of net operating losses from Franklin. The net operating loss carryforwards can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under IRC Section 382, the Company believes the net operating losses carryforward will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward is set to expire as of December 31, 2030.

The Company is no longer subject to examination by taxing authorities for tax years before 2017 for federal taxes and before 2016 for various state jurisdictions.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The components of the net deferred tax assets (liabilities) at December 31, 2020 and December 31, 2019, are as follows:

	December 31,	December 31
	2020	2019
Deferred tax assets:
Allowance for credit losses	$48,409	$8,113
Operating lease liabilities	14,496	9,373
Federal net operating loss	1,753	—
Amortization of core deposit intangibles	—	1,386
Deferred compensation	8,872	5,231
Unrealized loss on debt securities	—	54
Unrealized loss on equity securities	—	60
Unrealized loss on cash flow hedges	499	—
Other	19,101	2,388
Subtotal	93,130	26,605
Deferred tax liabilities:
FHLB stock dividends	$(561)	$(550)
Operating leases - right of use assets	(13,197)	(8,641)
Depreciation	(7,491)	(5,078)
Amortization of core deposit intangibles	(684)	—
Unrealized gain on equity securities	(17)	—
Unrealized gain on cash flow hedges	—	(203)
Unrealized gain on debt securities	(13,027)	(3,051)
Mortgage servicing rights	(20,803)	(19,678)
Goodwill	(11,301)	(8,859)
Other	(9,653)	(1,035)
Subtotal	(76,734)	(47,095)
Net deferred tax assets (liabilities)	$16,396	$(20,490)

Note (16)—Dividend restrictions:
Due to regulations of the Tennessee Department of Financial Institutions (“TDFI”), the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $185,703 and $223,730 was available for payment of dividends without such prior approval at December 31, 2020 and 2019, respectively.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

During the year ended December 31, 2020, there were $48,750 in cash dividends and $956 in security dividends declared from the Bank to the Company. No cash dividends were declared from the Bank to the Company during the years ended December 31, 2019 or 2018.

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

	December 31,
	2020	2019
Commitments to extend credit, excluding interest rate lock commitments	$2,719,996	$1,086,173
Letters of credit	67,598	19,569
Balance at end of period	$2,787,594	$1,105,742
As of December 31, 2020, approximately $1.07 billion of loan commitments had fixed rates and $1.65 billion had floating rates.
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
The table below presents activity within the allowance for credit losses on unfunded commitments:

For the Year Ended December 31,
2020
Balance at beginning of period	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	2,947
Increase in provision for credit losses from unfunded commitments acquired in business combination	10,499
Provision for credit losses on unfunded commitments	2,932
Balance at end of period	$16,378
In connection with the sale of mortgage loans to third party investors, the Bank makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Bank to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $9,171, $6,475, and $6,646 for the years ended December 31, 2020, 2019, and 2018, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$3,529	$3,273	$3,386
Provision for loan repurchases or indemnifications	2,607	362	174
Recoveries on previous losses	(208)	(106)	3
Losses on loans repurchased or indemnified	—	—	(290)
Balance at end of period	$5,928	$3,529	$3,273

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

The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of December 31, 2020 and December 31, 2019, the fair value of these contracts resulted in liability balances of $1,909 and $515, respectively.
In July 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings. During the first quarter of 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. As of December 31, 2019, there was $955 remaining in the other comprehensive income to be accreted. During the year ended December 31, 2020, the Company elected to not renew the advances associated with the legacy cash flow hedge, and reclassified the remaining unamortized gain, from accumulated other comprehensive income to earnings.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	December 31, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$606,878	$34,547	$34,317
Forward commitments	1,358,328	—	11,633
Interest rate-lock commitments	1,191,621	34,391	—
Futures contracts	375,400	—	383
Total	$3,532,227	$68,938	$46,333

	December 31, 2019
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$440,556	$14,929	$14,929
Forward commitments	684,437	—	866
Interest rate-lock commitments	453,198	7,052	—
Futures contracts	389,000	—	1,623
Total	$1,967,191	$21,981	$17,418

	December 31, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,909

	December 31, 2019
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$515
Gains (losses) included in the consolidated statements of income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2020	2019	2018
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$27,339	$(2,112)	$(527)
Forward commitments	(73,033)	12,170	3,864
Futures contracts	8,151	(6,723)	(2,981)
Option contracts	—	(47)	(58)
Total	$(37,543)	$3,288	$298

	Year Ended December 31,
	2020	2019	2018
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $337, $170, and $45	$955	$481	$128
(Loss) gain included in interest expense on borrowings	(353)	115	32
Total	$602	$596	$160

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Designated as hedging:
Amount of (loss) gain recognized in other comprehensive income, net of tax $363, $322, and $366	$(1,031)	$(914)	$1,039
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Gross amounts recognized	$3,863	$331	$34,051	$14,682
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	3,863	331	34,051	14,682

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	857	139	857	139
Less: financial collateral pledged	—	—	33,194	14,543
Net amounts	$3,006	$192	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At December 31, 2020 and December 31, 2019, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $57,985 and $33,616, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.
Note (19)—Fair value of financial instruments:
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

	Fair Value
December 31, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,317,898	$1,317,898	$—	$—	$1,317,898
Investment securities	1,176,991	—	1,176,991	—	1,176,991
Loans, net	6,912,570	—	—	7,058,693	7,058,693
Loans held for sale	899,173	—	683,770	215,403	899,173
Interest receivable	43,603	33	5,254	38,316	43,603
Mortgage servicing rights	79,997	—	—	79,997	79,997
Derivatives	68,938	—	68,938	—	68,938
Financial liabilities:
Deposits:
Without stated maturities	$8,020,783	$8,020,783	$—	$—	$8,020,783
With stated maturities	1,437,254	—	1,446,605	—	1,446,605
Securities sold under agreement to repurchase and federal funds sold	32,199	32,199	—	—	32,199
Subordinated debt	189,527	—	—	192,149	192,149
Other borrowings	16,598	—	16,598	—	16,598
Interest payable	6,772	327	4,210	2,235	6,772
Derivatives	48,242	—	48,242	—	48,242

	Fair Value
December 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$232,681	$232,681	$—	$—	$232,681
Investment securities	691,676	—	691,676	—	691,676
Loans, net	4,378,503	—	—	4,363,903	4,363,903
Loans held for sale	262,518	—	262,518	—	262,518
Interest receivable	17,083	—	3,282	13,801	17,083
Mortgage servicing rights	75,521	—	—	75,521	75,521
Derivatives	21,981	—	21,981	—	21,981
Financial liabilities:
Deposits:
Without stated maturities	$3,743,085	$3,743,085	$—	$—	$3,743,085
With stated maturities	1,191,853	—	1,200,145	—	1,200,145
Securities sold under agreement to repurchase and federal funds sold	23,745	23,745	—	—	23,745
Federal Home Loan Bank advances	250,000	—	250,213	—	250,213
Subordinated debt	30,930	—	29,706	—	29,706
Interest payable	6,465	376	6,089	—	6,465
Derivatives	17,933	—	17,933	—	17,933

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2020 are presented in the following table:

December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$2,003	$—	$2,003
Mortgage-backed securities - residential	—	773,336	—	773,336
Mortgage-backed securities - commercial	—	21,588	—	21,588
Municipals, tax-exempt	—	356,329	—	356,329
Treasury securities	—	16,628	—	16,628
Corporate securities	—	2,516	—	2,516
Equity securities	—	4,591	—	4,591
Total	$—	$1,176,991	$—	$1,176,991
Loans held for sale	$—	$683,770	$215,403	$899,173
Mortgage servicing rights	—	—	79,997	79,997
Derivatives	—	68,938	—	68,938
Financial Liabilities:
Derivatives	—	48,242	—	48,242

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,662	$6,662
Collateral dependent loans:
Commercial and industrial	$—	$—	$1,728	$1,728
Construction	—	—	3,877	3,877
Residential real estate:
1-4 family mortgage	—	—	226	226
Residential line of credit	—	—	1,174	1,174
Commercial real estate:
Non-owner occupied	—	—	3,391	3,391
Consumer and other	—	—	8,164	8,164
Total collateral dependent loans	$—	$—	$18,560	$18,560

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2019 are presented in the following table:

At December 31, 2019	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
Mortgage-backed securities - residential	$—	$477,312	$—	$477,312
Mortgage-backed securities - commercial	—	13,364	—	13,364
Municipals, tax-exempt	—	189,235	—	189,235
Treasury securities	—	7,448	—	7,448
Corporate securities	—	1,022	—	1,022
Equity securities	—	3,295	—	3,295
Total	$—	$691,676	$—	$691,676
Loans held for sale	$—	$262,518	$—	$262,518
Mortgage servicing rights	—	—	75,521	75,521
Derivatives	—	21,981	—	21,981
Financial Liabilities:
Derivatives	—	17,933	—	17,933

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
The following table presents information as of December 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$18,560	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$6,662	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Fair value option
The Company measures mortgage loans originated for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and more accurately matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net gains of $24,233 resulting from fair value changes of mortgage loans were recorded in income during the year ended December 31, 2020, compared to net losses of $2,861 during the year ended December 31, 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
As of December 31, 2020, and 2019, there were $151,184 and $51,705, respectively, of GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of December 31, 2020 and 2019:

December 31, 2020	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$683,770	$651,887	$31,883
Commercial loans held for sale measured at fair value	208,914	226,867	(17,953)
Past due loans of 90 days or more	83	163	(80)
Nonaccrual loans	6,406	12,033	(5,627)

December 31, 2019
Mortgage loans held for sale measured at fair value	$262,518	$254,868	$7,650
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (20)—Parent company financial statements:

	As of December 31,
Balance sheet	2020	2019
Assets
Cash and cash equivalents(1)	$5,310	$4,673
Investments:
Equity securities, at fair value	1,173	—
Investment in subsidiaries(1)	1,378,347	782,565
Other assets	12,240	6,292
Goodwill	29	29
Total assets	$1,397,099	$793,559
Liabilities and shareholders' equity
Liabilities
Borrowings	$106,299	$30,930
Accrued expenses and other liabilities	(489)	300
Total liabilities	105,810	31,230
Shareholders' equity
Common stock	47,222	31,034
Additional paid-in capital	898,847	425,633
Retained earnings	317,625	293,524
Accumulated other comprehensive income	27,595	12,138
Total shareholders' equity	1,291,289	762,329
Total liabilities and shareholders' equity	$1,397,099	$793,559
(1) Eliminates in Consolidation

	For the years ended December 31,
Income Statements	2020	2019	2018
Income
Dividend income from subsidiaries(1)	$49,706	$—	$—
Gain on investments	217	—	—
(Loss) gain on other assets	—	(16)	297
Other income	1,732	211	—
Total income	51,655	195	297
Expenses
Interest expense	3,122	1,638	1,651
Salaries, legal and professional fees	1,458	1,056	1,481
Other noninterest expense	283	120	960
Total expenses	4,863	2,814	4,092
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	46,792	(2,619)	(3,795)
Federal and state income tax benefit	(1,155)	(683)	(746)
Income (loss) before equity in undistributed earnings of subsidiaries	47,947	(1,936)	(3,049)
Equity in undistributed earnings from subsidiaries(1)	15,674	85,750	83,285
Net income	$63,621	$83,814	$80,236
(1) Eliminates in Consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	For the years ended December 31,
Statement of Cash Flows	2020	2019	2018
Operating Activities
Net income	$63,621	$83,814	$80,236
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(15,674)	(85,750)	(83,285)
Gain on investments	(217)	—	—
Loss (gain) on other assets	—	16	(297)
Stock-based compensation expense	10,214	7,089	7,207
(Increase) decrease in other assets	(9,717)	1,056	(441)
Decrease in other liabilities	(13,363)	(9,711)	(7,737)
Net provided by (used in) operating activities	34,864	(3,486)	(4,317)
Investing Activities
Proceeds from sale of other assets	—	—	869
Net cash paid in business combinations (See Note 2)	(35,505)	—	—
Net cash (used in) provided by investing activities	(35,505)	—	869
Financing Activities
Accretion of interest rate premium on subordinated debt	(436)	—	—
Payment of dividends	(14,264)	(10,045)	(6,137)
Proceeds of other borrowings	15,000	—	—
Net proceeds from sale of common stock	978	804	1,196
Net cash used in financing activities	1,278	(9,241)	(4,941)
Net decrease in cash and cash equivalents	637	(12,727)	(8,389)
Cash and cash equivalents at beginning of year	4,673	17,400	25,789
Cash and cash equivalents at end of year	$5,310	$4,673	$17,400
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units	$238	$149	$226
Noncash dividend from Bank	956	—	572

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
During the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination ("TPO") channel and on August 1, 2019, the Company completed the sale of its correspondent channel. The Mortgage segment incurred $1,995 in restructuring and miscellaneous charges, during the year ended December 31, 2019, related to these sales. The restructuring charges include a one time charge of $100 in relief of goodwill associated with the TPO channel.
The following tables provide segment financial information for the years ended December 31, 2020, 2019, and 2018 as follows:

Year Ended December 31, 2020	Banking(4)	Mortgage	Consolidated
Net interest income	$265,581	$77	$265,658
Provisions for credit losses(1)	107,967	—	107,967
Mortgage banking income	75,426	214,276	289,702
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(34,374)	(34,374)
Other noninterest income	46,527	—	46,527
Depreciation and amortization	6,425	584	7,009
Amortization of intangibles	5,323	—	5,323
Other noninterest mortgage banking expense	49,010	101,798	150,808
Other noninterest expense(3)	212,890	1,055	213,945
Income before income taxes	$5,919	$76,542	$82,461
Income tax expense			18,832
Net income applicable to FB Financial Corporation and noncontrolling interest			$63,629
Net income applicable to noncontrolling interest			8
Net income applicable to FB Financial Corporation			$63,621
Total assets	$10,529,812	$677,518	$11,207,330
Goodwill	242,561	—	242,561
(1)Included $13,361 in provision for credit losses on unfunded commitments.
(2)Included in mortgage banking income in the Company's consolidated statements of income.
(3)Included $33,824 of merger costs in the Banking segment related to the acquisition and integration of Farmers National and Franklin, and $1,055 of merger costs in the Mortgage segment related to the Franklin merger.
(4)Banking segment includes noncontrolling interest.

Year Ended December 31, 2019	Banking	Mortgage	Consolidated
Net interest income	$226,098	$(62)	$226,036
Provision for credit losses	7,053	—	7,053
Mortgage banking income	30,429	87,476	117,905
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(16,989)	(16,989)
Other noninterest income	34,481	—	34,481
Depreciation and amortization	4,670	506	5,176
Amortization of intangibles	4,339	—	4,339
Other noninterest mortgage banking expense	23,216	65,457	88,673
Other noninterest expense(2)	144,658	1,995	146,653
Income before income taxes	$107,072	$2,467	$109,539
Income tax expense			25,725
Net income			$83,814
Total assets	$5,795,888	$329,033	$6,124,921
Goodwill	169,051	—	169,051
(1)Included in mortgage banking income in the Company's consolidated statements of income.
(2)Includes $5,385 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $1,995 in mortgage restructuring charges in the Mortgage segment.

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
(2)Included $1,594 in merger costs and $671 in costs related to follow-on secondary offering in the Banking segment.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 3.25% and 4.75% as of December 31, 2020 and 2019, respectively, and is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $14,810, $11,183 and $16,057 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2020 and 2019, the Bank and Company met all capital adequacy requirements to which they are subject.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Actual and required capital amounts and ratios are included below for the periods presented.

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	1,353,279	14.9%	951,327	10.5%	$906,026	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	1,142,548	12.6%	770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	1,142,548	10.5%	435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	1,142,548	12.6%	634,218	7.0%	$588,917	6.5%

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
FB Financial Corporation	$633,549	12.2%	$545,268	10.5%	N/A	N/A
FirstBank	623,432	12.1%	540,995	10.5%	$515,233	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$602,410	11.6%	$441,421	8.50%	N/A	N/A
FirstBank	592,293	11.5%	437,782	8.50%	$412,030	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$602,410	10.1%	$238,578	4.00%	N/A	N/A
FirstBank	592,293	9.9%	239,310	4.00%	$299,138	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$572,410	11.1%	$360,979	7.0%	N/A	N/A
FirstBank	592,293	11.5%	360,526	7.0%	$334,774	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (23)—Employee benefit plans:
(A)—401(k) plan:
The Bank has a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan. Employees may contribute the maximum amount of their eligible compensation subject to certain limits based on the federal tax laws. During the year ended December 31, 2019, the Bank increased the employer match to 50% of participant contributions not to exceed 6% of an employee’s total compensation. Prior to 2019, the employer match was 25% of participant contributions not to exceed 6% of an employee's total compensation with an additional discretionary 25% match. Additionally, during 2019, the vesting term of profit sharing contributions was changed to a three-year ratable period from five years in 2018. For the years ended December 31, 2020, 2019 and 2018, the matching portions provided by the Bank to this Plan were $3,198 and $2,325 and $2,211 respectively, which includes an additional discretionary contribution of 25% match for 2018.
(B)—Acquired supplemental retirement plans:
In prior years, the Company assumed certain nonqualified supplemental retirement plans for certain former employees of acquired entities. At December 31, 2020 and 2019, other liabilities on the consolidated balance sheet included post-retirement benefits payable of $1,112 and $1,315, respectively, related to these plans. For the years ended December 31, 2020, 2019 and 2018, the Company recorded expense of $29, $1 and $4, respectively, related to these plans and payments to the participants were $131, $150 and $191 in 2020, 2019 and 2018, respectively. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2020 and 2019, other assets on the consolidated balance sheet include cash surrender value of bank owned life insurance amounting to $71,977 and $11,357, respectively. Income related to these policies (net of related insurance premium expense) amounted to $1,556, $240 and $158 in 2020, 2019 and 2018, respectively.
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
Summary—At December 31, 2019, the accompanying consolidated balance sheet included other liabilities for cash-settled awards under the EBI Plans amounting to $993 representing 29,172 units for those employees who elected cash settlement of EBI units. As of January 31, 2019, these cash-settled awards were fully distributed. For the years ended December 31, 2019 and 2018, the Company incurred expenses related to these plans and agreements totaling $484 and $3,787, respectively, which is included in salaries, commissions and employee benefits in the accompanying statement of income. Additionally, payments under the plans totaled $1,191 and $1,818 for years ended December 31, 2019 and 2018, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (24)—Stock-Based Compensation

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
The following table summarizes information about the changes in restricted stock units as of and for the year ended December 31, 2020:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	826,263	$23.76
Granted(1)	420,521	31.35
Vested	(177,581)	31.64
Forfeited	(22,132)	33.20
Balance at end of period	1,047,071	$26.06
(1) Includes 118,776 restricted stock units issued in replacement of those initially granted by Franklin. See Note 2, "Mergers and acquisitions" for additional information.

The total fair value of restricted stock units vested and released was $5,619, $9,923 and $4,562 for the years ended December 31, 2020, 2019, and 2018, respectively. The weighted average grant date fair value price was $31.35, $34.08 and $39.55 for the years ended December 31, 2020, 2019 and 2018, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $9,213, $7,089, and $7,436 for the years ended December 31, 2020, 2019, and 2018, respectively. This included $898, $724, and $645 paid to Company independent directors during the years ended December 31, 2020, 2019, and 2018, respectively, related to independent director grants and compensation elected to be settled in stock.

As of December 31, 2020, there was $13,436 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2020 and December 31, 2019, there were 2,240,434 and 2,377,574 shares available for issuance under the 2016-LTIP plan, respectively. At December 31, 2020 and December 31, 2019, there were $613 and $375, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying RSUs.
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
The Company granted 53,147 shares of performance based restricted stock units and recorded compensation cost of $1,001 during the year ended December 31, 2020. As of December 31, 2020, the Company determined the probability of meeting the performance criteria, and recorded compensation cost associated with a 181% vesting, when factoring in the conversion of PSUs to shares of common stock. During the year ended December 31, 2020. there were no forfeitures or vestings related to these grants. As of December 31, 2020, maximum unrecognized compensation cost related to the unvested PSUs was $2,482, and the remaining performance period over which the cost could be recognized was 2.1 years.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). During the years ended December 31, 2020 and 2019, there were 30,179 and 23,171 shares of common stock issued under the ESPP, respectively. As of December 31, 2020 and December 31, 2019, there were 2,379,006 and 2,409,185 shares available for issuance under the ESPP, respectively.
Note (25)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2020	$30,880
New loans and advances	10,492
Change in related party status	(3,462)
Repayments	(13,235)
Loans outstanding at December 31, 2020	$24,675

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $23,059 and $19,404 at December 31, 2020 and 2019, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $245,084 and $238,781 as of December 31, 2020 and 2019, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $53 and $86 in unamortized leasehold improvements related to these leases at December 31, 2020 and 2019, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $510, $509, and $516 for the years ended December 31, 2020, 2019, and 2018, respectively.
(D) Aviation time sharing agreement:
The Company is a participant to aviation time sharing agreements with entities owned by a certain director of the Company. During the years ended December 31, 2020, 2019, and 2018, the Company made payments of $161, $266 and $208, respectively, under these agreements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (26)—Quarterly Results of Operations (Unaudited)
Summarized unaudited quarterly operating results for the Company for the years ending December 31, 2020 and 2019 are as follows:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$69,674	$65,607	$81,127	$98,236
Interest expense	13,425	10,270	12,299	12,992
Net interest income	56,249	55,337	68,828	85,244
Provision for credit losses	27,964	24,039	45,834	(3,231)
Provision for credit losses on unfunded commitments	1,601	1,882	9,567	311
Net interest income after provision for loan losses	26,684	29,416	13,427	88,164
Noninterest income	42,700	81,491	97,026	80,638
Noninterest expense	68,559	80,579	118,092	109,855
Income tax expense (benefit)	80	7,455	(2,040)	13,337
Net income (loss) attributable to FB Financial Corporation and noncontrolling interest	$745	$22,873	$(5,599)	$45,610
Net income applicable to noncontrolling interest	—	—	—	8
Net income (loss) applicable to FB Financial Corporation	$745	$22,873	$(5,599)	$45,602
Weighted average common shares outstanding:
Basic	31,257,739	32,094,274	40,154,841	47,204,738
Fully diluted	31,734,112	32,506,417	40,637,745	47,791,659
Earnings per share
Basic	$0.02	$0.71	$(0.14)	$0.97
Fully diluted	$0.02	$0.70	$(0.14)	$0.95

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$65,933	$71,719	$73,242	$71,643
Interest expense	12,917	14,696	14,937	13,951
Net interest income	53,016	57,023	58,305	57,692
Provision for loan losses	1,391	881	1,831	2,950
Net interest income after provision for loan losses	51,625	56,142	56,474	54,742
Noninterest income	29,039	32,979	38,145	35,234
Noninterest expense	55,101	64,119	62,935	62,686
Income tax expense	5,975	6,314	7,718	5,718
Net income	$19,588	$18,688	$23,966	$21,572
Weighted average common shares outstanding:
Basic	30,786,684	30,859,596	30,899,583	30,934,092
Fully diluted	31,349,198	31,378,018	31,425,573	31,470,565
Earnings per share
Basic	$0.63	$0.60	$0.77	$0.69
Fully diluted	$0.62	$0.59	$0.76	$0.68

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
Beginning January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. New controls were established over the review of the model implementation and design, model governance, and economic forecasting projections obtained from an independent third party and controls over data and assumptions were expanded. Additionally, the Company is working to integrate Franklin Financial Network, Inc. into its overall internal control over financial reporting processes. Except as related to the adoption of ASU 2016‑13 and the integration of Franklin Financial Network, Inc., there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2021 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2021 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2021 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2021 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2021 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report.
1. Financial Statements
The following consolidated financial statements of FB Financial Corporation and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and and Supplementary Data of this Report.

•Consolidated balance sheets as of December 31, 2020 and 2019
•Consolidated statements of income for the years ended December 31, 2020, 2019, and 2018
•Consolidated statements of comprehensive income for the years ended December 31, 2020, 2019, and 2018
•Consolidated statements of changes in shareholders' equity for the years ended December 31, 2020, 2019, and 2018
•Consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
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
2.1
Agreement and Plan of Merger, dated as of January 21, 2020, by and among FB Financial Corporation, Franklin Financial Network, Inc. and Paisley Acquisition Corporation (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K (File No. 001-37875) filed on January 24, 2020)***

3.1
Amended and Restated Charter of FB Financial Corporation (incorporated by reference as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

3.2
Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) file on November 14, 2016)

4.1
Registration Rights Agreement by and between FB Financial Corporation and James W. Ayers, dated September 15, 2016 (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.2
Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2019 (File No. 001-37875) filed on March 13, 2020

4.3
Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and the U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Franklin Financial Network, Inc.'s Current Report on Form 8-K (File No. 001-36895) filed on March 31, 2016)

4.4
First Supplemental Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Franklin Financial Network, Inc.'s Current Report on Form 8-K (File No. 001-36895) filed on March 31, 2016)

4.5
Global Note representing Franklin Financial Network, Inc.'s Fixed-to-Floating Rate Subordinated Notes due 2026 (incorporated by reference to Exhibit 4.3 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 thereto) to Franklin Financial Network, Inc.'s Current Report on Form 8-K (File No. 001-36895) filed on March 31, 2016)

4.6
Second Supplemental Indenture, by and among Franklin Financial Network, Inc., FB Financial Corporation and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to Franklin Financial Network, Inc.'s Current Report on Form 8-K (File No. 001-36895) filed on August 18, 2020

4.7
Form of 7.00% Fixed-to-Floating Rate Subordinated Note Due 2026 (incorporated by reference to Exhibit 4.1 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto) to Franklin Financial Network, Inc.'s Current Report on Form 8-K (File No. 001-36895) filed on June 30, 2016)

4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments with respect to long-term debt of the Company have been omitted but will be furnished to the Securities and Exchange Commission upon request.
10.1
Employment Agreement between FB Financial Corporation and Christopher T. Holmes (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210) filed on September 6, 2016) †

10.2	FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210) filed on September 6, 2016) †
10.3
Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210) filed September 6, 2016) †

10.4
Form of Restricted Stock Unit Award Certificate (2017) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016 (File No. 001-37875) filed on March 31, 2017) †

10.5
Form of Restricted stock Unit Award Certificate (2018) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2017 (File No. 001-37875) filed on March 16, 2018) †

10.6
Form of Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-37875) filed on May 11, 2020) †

10.7
Form of Performance Based Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-37875) filed on May 11, 2020) †

10.8
Shareholder's Agreement, dated as of September 15, 2016, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

10.9
First Amendment to Shareholder's Agreement, dated as of January 21, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on January 24, 2020)

10.10
Second Amendment to Shareholder's Agreement, dated as of October 29, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on November 4, 2020)

10.11
Franklin Financial Network, Inc. Amended and Restated 2017 Omnibus Equity Incentive (incorporated by reference to Exhibit 10.1 to Franklin Financial Network, Inc.’s Current Report on Form 8-K (File No. 001-36895) filed on April 13, 2018) †

10.12	Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and Michael M. Mettee *†
21	Subsidiaries of FB Financial Corporation*
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
24.1	Powers of Attorney contained on the signature pages of this Annual Report on Form 10-K and incorporated herein by reference*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	As directed by Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	Represents a management contract or a compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Christopher T. Holmes
March 11, 2021	Christopher T. Holmes President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher T. Holmes and Michael M. Mettee and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jimmy Allen
Jimmy Allen	Director	March 11, 2021

/s/ William F. Andrews
William F. Andrews	Director	March 11, 2021

/s/ James W. Ayers
James W. Ayers	Vice Chairman of the Board and Founder	March 11, 2021

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	March 11, 2021

/s/ William F. Carpenter III
William F. Carpenter III	Director	March 11, 2021

/s/ Agenia W. Clark
Agenia W. Clark	Director	March 11, 2021

/s/ James W. Cross IV
James W. Cross IV	Director	March 11, 2021

/s/ James L. Exum
James L. Exum	Director	March 11, 2021

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	March 11, 2021

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2021

/s/ Raja J. Jubran
Raja J. Jubran	Director	March 11, 2021

/s/ Stuart C. McWhorter
Stuart C. McWhorter	Chairman of the Board	March 11, 2021

/s/ Michael M. Mettee
Michael M. Mettee	Chief Financial Officer	March 11, 2021

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	March 11, 2021

/s/ Lisa M. Smiley
Lisa M. Smiley	Principal Accounting Officer	March 11, 2021

/s/ Melody J. Sullivan
Melody J. Sullivan	Director	March 11, 2021