Form 10-Q
period 2021-03-31
FB Financial Corp
filed 2021-05-07
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of April 30, 2021 was 47,354,756.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	March 31,	December 31,
	2021 (Unaudited)	2020
ASSETS
Cash and due from banks	$206,250	$110,991
Federal funds sold	104,153	121,153
Interest-bearing deposits in financial institutions	1,584,730	1,085,754
Cash and cash equivalents	1,895,133	1,317,898
Investments:
Available-for-sale debt securities, at fair value	1,225,178	1,172,400
Equity securities, at fair value	4,667	4,591
Federal Home Loan Bank stock, at cost	31,757	31,232
Loans held for sale, at fair value	1,009,762	899,173
Loans	7,047,342	7,082,959
Less: allowance for credit losses	157,954	170,389
Net loans	6,889,388	6,912,570
Premises and equipment, net	143,467	145,115
Other real estate owned, net	11,177	12,111
Operating lease right-of-use assets	48,453	49,537
Interest receivable	44,393	43,603
Mortgage servicing rights, at fair value	104,192	79,997
Goodwill	242,561	242,561
Core deposit and other intangibles, net	20,986	22,426
Other assets	264,712	274,116
Total assets	$11,935,826	$11,207,330
LIABILITIES
Deposits
Noninterest-bearing	$2,431,077	$2,274,103
Interest-bearing checking	3,097,648	2,491,765
Money market and savings	3,347,731	3,254,915
Customer time deposits	1,342,717	1,375,695
Brokered and internet time deposits	37,713	61,559
Total deposits	10,256,886	9,458,037
Borrowings	180,179	238,324
Operating lease liabilities	54,232	55,187
Accrued expenses and other liabilities	115,333	164,400
Total liabilities	10,606,630	9,915,948
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 47,331,680 and 47,220,743 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	47,332	47,222
Additional paid-in capital	900,521	898,847
Retained earnings	365,192	317,625
Accumulated other comprehensive income, net	16,058	27,595
Total FB Financial Corporation shareholders' equity	1,329,103	1,291,289
Noncontrolling interest	93	93
Total equity	1,329,196	1,291,382
Total liabilities and shareholders' equity	$11,935,826	$11,207,330
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$89,412	$63,754
Interest on securities
Taxable	2,819	3,056
Tax-exempt	1,956	1,433
Other	598	1,431
Total interest income	94,785	69,674

Interest expense:
Deposits	9,826	12,168
Borrowings	2,383	1,257
Total interest expense	12,209	13,425
Net interest income	82,576	56,249
Provision for credit losses	(11,632)	27,964
Provision for credit losses on unfunded commitments	(2,222)	1,601
Net interest income after provisions for credit losses	96,430	26,684

Noninterest income:
Mortgage banking income	55,332	32,745
Service charges on deposit accounts	2,339	2,563
ATM and interchange fees	4,341	3,134
Investment services and trust income	2,008	1,697
Gain from securities, net	83	63
Gain on sales or write-downs of other real estate owned	496	51
Loss from other assets	(11)	(328)
Other income	2,142	2,775
Total noninterest income	66,730	42,700

Noninterest expenses:
Salaries, commissions and employee benefits	64,571	43,622
Occupancy and equipment expense	5,849	4,178
Legal and professional fees	2,434	1,558
Data processing	2,319	2,453
Merger costs	—	3,050
Amortization of core deposit and other intangibles	1,440	1,203
Advertising	2,253	2,389
Other expense	15,832	10,106
Total noninterest expense	94,698	68,559

Income before income taxes	68,462	825
Income tax expense	15,588	80
Net income applicable to FB Financial Corporation and noncontrolling interest	52,874	745
Net income applicable to noncontrolling interest	—	—
Net income applicable to FB Financial Corporation	$52,874	$745

Earnings per common share
Basic	$1.12	$0.02
Diluted	1.10	0.02
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$52,874	$745
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of taxes of $3,452 and $4,275	(11,848)	12,094
Reclassification adjustment for gain on sale of securities included in net income, net of taxes of $2 and $0	(5)	—
Net change in unrealized gain (loss) in hedging activities, net of taxes of $112 and $403	316	(1,145)
Reclassification adjustment for gain on hedging activities, net of taxes of $— and $52	—	(147)
Total other comprehensive (loss) income , net of tax	(11,537)	10,802
Comprehensive income	41,337	11,547
Comprehensive income applicable to noncontrolling interests	—	—
Comprehensive income applicable to FB Financial Corporation	$41,337	$11,547
 See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329	$—	$762,329
Cumulative effect of change in accounting principle	—	—	(25,018)	—	(25,018)	—	(25,018)
Balance at January 1, 2020	$31,034	$425,633	$268,506	$12,138	$737,311	$—	$737,311
Net income	—	—	745	—	745	—	745
Other comprehensive income, net of taxes	—	—	—	10,802	10,802	—	10,802
Common stock issued in connection with acquisition of FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847	—	34,847
Stock based compensation expense	5	1,878	—	—	1,883	—	1,883
Restricted stock units vested and distributed, net of shares withheld	61	(899)	—	—	(838)	—	(838)
Shares issued under employee stock purchase program	12	434	—	—	446	—	446
Dividends declared ($0.09 per share)	—	—	(2,866)	—	(2,866)	—	(2,866)
Balance at March 31, 2020	$32,067	$460,938	$266,385	$22,940	$782,330	$—	$782,330

Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	52,874	—	52,874	—	52,874
Other comprehensive income, net of taxes	—	—	—	(11,537)	(11,537)	—	(11,537)
Stock based compensation expense	3	2,663	—	—	2,666	—	2,666
Restricted stock units vested and distributed, net of shares withheld	85	(1,800)	—	—	(1,715)	—	(1,715)
Shares issued under employee stock purchase program	22	811	—	—	833	—	833
Dividends declared ($0.11 per share)	—	—	(5,307)	—	(5,307)	—	(5,307)
Noncontrolling interest distribution	—	—	—	—	—	—	—
Balance at March 31, 2021	$47,332	$900,521	$365,192	$16,058	$1,329,103	$93	$1,329,196
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$52,874	$745
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	2,056	1,612
Amortization of core deposit and other intangibles	1,440	1,203
Capitalization of mortgage servicing rights	(11,594)	(7,796)
Net change in fair value of mortgage servicing rights	(12,601)	20,736
Stock-based compensation expense	2,666	1,883
Provision for credit losses	(11,632)	27,964
Provision for credit losses on unfunded commitments	(2,222)	1,601
Provision for mortgage loan repurchases	440	372
Amortization (accretion) of premiums and discounts on acquired loans, net	58	(1,578)
Accretion of discounts and amortization of premiums on securities, net	2,150	906
Gain from securities, net	(83)	(63)
Originations of loans held for sale	(1,757,932)	(1,097,672)
Proceeds from sale of loans held for sale	1,648,695	1,070,137
Gain on sale and change in fair value of loans held for sale	(52,811)	(33,595)
Net gain or write-downs of other real estate owned	(496)	(51)
Loss on other assets	11	328
Provision for deferred income taxes	9,639	(8,088)
Changes in:
Other assets and interest receivable	(225)	(118,909)
Accrued expenses and other liabilities	(42,615)	38,567
Net cash used in operating activities	(172,182)	(101,698)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	61,040	27,657
Purchases	(131,268)	(29,632)
Net change in loans	85,150	52,701
Purchases of FHLB stock	(525)	—
Purchases of premises and equipment	(2,050)	(3,014)
Proceeds from the sale of other real estate owned	2,495	1,442
Net cash paid in business combinations (See Note 2)	—	(4,227)
Net cash provided by investing activities	14,842	44,927
Cash flows from financing activities:
Net increase in demand deposits	855,673	272,566
Net decrease in time deposits	(56,824)	(40,107)
Net (decrease) increase in securities sold under agreements to repurchase	(2,965)	4,955
Payment of subordinated debt, net of premium accretion	(40,000)	—
Accretion of subordinated debt fair value premium and amortization of issuance costs, net	(158)	—
(Payments on) proceeds from other borrowings	(15,000)	15,000
Share based compensation withholding payments	(1,715)	(838)
Net proceeds from sale of common stock under employee stock purchase program	833	446
Dividends paid	(5,269)	(2,838)
Net cash provided by financing activities	734,575	249,184
Net change in cash and cash equivalents	577,235	192,413
Cash and cash equivalents at beginning of the period	1,317,898	232,681
Cash and cash equivalents at end of the period	$1,895,133	$425,094
Supplemental cash flow information:
Interest paid	$14,794	$10,997
Taxes paid	15,117	105
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,395	$365
Transfers from premises and equipment to other real estate owned	—	841
Loans provided for sales of other real estate owned	330	—
Transfers from loans to loans held for sale	2,521	3,101
Transfers from loans held for sale to loans	14,413	1,445
Stock consideration paid in business combination	—	35,041
Trade date payable - securities	—	8,273
Dividends declared not paid on restricted stock units	38	28
Decrease to retained earnings for adoption of new accounting standard	—	25,018
Right-of-use assets obtained in exchange for operating lease liabilities	157	480
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"). As of March 31, 2021, the Bank had 81 full-service branches throughout Tennessee, north Alabama, southern Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
As of March 31, 2021, the Company continues to qualify as an emerging growth company as defined by the "Jumpstart Our Business Startups Act" ("JOBS Act"), however beginning as of December 31, 2021, the Company will cease to qualify.
Risks and uncertainties
The COVID-19 health pandemic that arose in 2020 created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. Although certain restrictions lifted and vaccines became available to many in the first quarter of 2021, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$52,874	$745
Dividends paid on and undistributed earnings allocated to participating securities	—	—
Earnings available to common shareholders	$52,874	$745
Weighted average basic shares outstanding	47,278,865	31,257,739
Basic earnings per common share	$1.12	$0.02
Diluted earnings per common share:
Earnings available to common shareholders	$52,874	$745
Weighted average basic shares outstanding	47,278,865	31,257,739
Weighted average diluted shares contingently issuable(1)	690,241	476,373
Weighted average diluted shares outstanding	47,969,106	31,734,112
Diluted earnings per common share	$1.10	$0.02
(1)Excludes 87,452 and 153,545 restricted stock units outstanding considered to be antidilutive for the three months ended March 31, 2021 and 2020, respectively.
Recently adopted accounting policies:
The Company did not modify or adopt any new accounting policies during the three months ended March 31, 2021 that were not disclosed in the Company's 2020 audited consolidated financial statements included on the Form 10-K, other than as described below.
During the three months ended March 31, 2021, the Company reevaluated its business segments to align all retail mortgage activities with the Mortgage segment. Previously, the Company assigned retail mortgage activities within the Banking geographical footprint to the Banking segment. See Note 12, "Segment reporting" for additional information on this change.
Recently adopted accounting standards:
Except as set forth below, the Company did not adopt any new accounting standards that were not disclosed in the Company's 2020 audited consolidated financial statements included on Form 10-K.
In January 2021, Financial Accounting Standards Board ("FASB") issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope". This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company early adopted ASU 2021-01 upon issuance effective January 7, 2021. No contract modifications have been made under the new guidance, therefore the adoption of this update did not impact the Company's financial statements or disclosures.
Newly issued not yet effective accounting standards:
The Company has reviewed newly issued not yet effective accounting standards and concluded as of March 31, 2021, there are none that are likely to impact the Company's financial statements or disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (2)—Mergers and acquisitions:
The following mergers and acquisitions were accounted for pursuant to Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"). Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was recorded as goodwill.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table presents the total purchase price, fair value of net assets acquired, and the goodwill as of the acquisition date.

Consideration:
Net shares issued	954,797
Purchase price per share on February 14, 2020	$36.70
Value of stock consideration		$35,041
Cash consideration paid		15,001
Total purchase price		$50,042
Fair value of net assets acquired		43,723
Goodwill resulting from merger		$6,319
Net assets acquired
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the respective acquisition dates:

	As of August 15, 2020	As of February 14, 2020
	Franklin Financial Network, Inc.	FNB Financial Corp.
ASSETS
Cash and cash equivalents	$284,004	$10,774
Investments	373,462	50,594
Mortgage loans held for sale, at fair value	38,740	—
Commercial loans held for sale, at fair value	326,206	—
Loans held for investment, net of fair value adjustments	2,427,527	182,171
Allowance for credit losses on purchased credit deteriorated loans	(24,831)	(669)
Premises and equipment	45,471	8,049
Operating lease right-of-use assets	23,958	14
Mortgage servicing rights	5,111	—
Core deposit intangible	7,670	2,490
Other assets	124,571	4,795
Total assets	$3,631,889	$258,218
LIABILITIES
Deposits:
Noninterest-bearing	$505,374	$63,531
Interest-bearing checking	1,783,379	26,451
Money market and savings	342,093	37,002
Customer time deposits	383,433	82,551
Brokered and internet time deposits	107,452	—
Total deposits	3,121,731	209,535
Borrowings	62,435	3,192
Operating lease liabilities	24,330	14
Accrued expenses and other liabilities	12,661	1,754
Total liabilities assumed	3,221,157	214,495
Noncontrolling interests acquired	93	—
Net assets acquired	$410,639	$43,723

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Purchased credit-deteriorated loans
Under the current expected credit losses ("CECL") methodology, the Company is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition and measurement. The Company initially measures the amortized cost of a Purchased Credit Deteriorated ("PCD") loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price (i.e. the "gross up" approach). There is no provision for credit loss recognized upon acquisition of a PCD loan because the initial allowance is established through gross-up of the loans' amortized cost.
The Company determined that 27.9% of the Franklin loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the acquisition date. This included deterioration in credit metrics, such as delinquency, nonaccrual status or risk ratings as well as certain loans within designated industries of concern that have been negatively impacted by COVID-19. Additionally, it was determined that 10.1% of the Farmers National loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the February acquisition date. These were primarily delinquent loans as of February 14, 2020, or loans that Farmers National had classified as nonaccrual or troubled debt restructuring (“TDR”) prior to the Company's acquisition.

	As of August 15, 2020	As of February 14, 2020
	Franklin Financial Network, Inc.	FNB Financial Corp.
Purchased credit-deteriorated loans
Principal balance	$693,999	$18,964
Allowance for credit losses at acquisition	(24,831)	(669)
Net premium attributable to other factors	8,810	63
Loans purchased credit-deteriorated fair value	$677,978	$18,358
Loans recognized through acquisition that have not experienced more-than-insignificant credit deterioration since origination are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $52,822 and $2,885 as of August 15, 2020 and February 14, 2020, respectively, in the income statement related to estimated credit losses on non-PCD loans from Franklin and Farmers National, respectively. Additionally, the Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. The Company recorded an increase in provision for credit losses from unfunded commitments of $10,499 as of August 15, 2020 related to the Franklin acquisition.
Pro forma financial information (unaudited)
The results of operations of the acquisitions have been included in the Company's consolidated financial statements prospectively beginning on the date of each acquisition. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three months ended March 31, 2020, as though the Franklin and Farmers National acquisitions had been completed as of January 1, 2019. The unaudited estimated pro forma information combines the historical results of the mergers with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the period they were incurred. The pro forma information is not indicative of what would have occurred had the transactions taken place on January 1, 2019 and does not include the effect of cost-saving or revenue-enhancing strategies.

Three Months Ended March 31,
2020
Net interest income	$84,742
Total revenues	$133,597
Net loss	$(474)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (3)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
Mortgage-backed securities - residential	$834,335	$10,971	$(6,598)	$—	$838,708
Mortgage-backed securities - commercial	19,888	757	(10)	—	20,635
Municipal securities	334,730	14,515	(469)	—	348,776
U.S. Treasury securities	14,480	96	—	—	14,576
Corporate securities	2,500	—	(17)	—	2,483
Total	$1,205,933	$26,339	$(7,094)	$—	$1,225,178

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$2,000	$3	$—	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	—	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	—	21,588
Municipal securities	336,543	19,806	(20)	—	356,329
U.S. Treasury securities	16,480	148	—	—	16,628
Corporate securities	2,500	17	(1)	—	2,516
Total	$1,137,848	$35,376	$(824)	$—	$1,172,400
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, total accrued interest receivable on debt securities was $4,380 and $4,540, respectively.
As of March 31, 2021 and December 31, 2020, the Company had $4,667 and $4,591, respectively, in marketable equity securities recorded at fair value, respectively.
Securities pledged at March 31, 2021 and December 31, 2020 had carrying amounts of $869,390 and $804,821, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At March 31, 2021 and December 31, 2020, there were no trade date payables that related to purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity at March 31, 2021 and December 31, 2020 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	March 31,		December 31,
	2021		2020
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$36,486	$36,660	$35,486	$35,662
Due in one to five years	14,008	21,113	24,278	24,684
Due in five to ten years	36,838	38,377	40,038	41,332
Due in over ten years	264,378	269,685	257,721	275,798
	351,710	365,835	357,523	377,476
Mortgage-backed securities - residential	834,335	838,708	760,099	773,336
Mortgage-backed securities - commercial	19,888	20,635	20,226	21,588
Total debt securities	$1,205,933	$1,225,178	$1,137,848	$1,172,400
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$—	$—
Proceeds from maturities, prepayments and calls	61,040	27,657
Gross realized gains	7	—
Gross realized losses	—	—
Additionally, net unrealized gains on equity securities of $76 and $63 were recognized in the three months ended March 31, 2021 and 2020, respectively.
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities - residential	$402,455	$(6,598)	$—	$—	$402,455	$(6,598)
Mortgage-backed securities - commercial	20,636	(10)	—	—	20,636	(10)
Municipal securities	60,771	(469)	—	—	60,771	(469)
Corporate securities	1,983	(17)	—	—	1,983	(17)
Total	$485,845	$(7,094)	$—	$—	$485,845	$(7,094)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$182,012	$(803)	$—	$—	$182,012	$(803)
Municipal securities	3,184	(20)	—	—	3,184	(20)
Corporate Securities	499	(1)			499	(1)
Total	$185,695	$(824)	$—	$—	$185,695	$(824)
As of March 31, 2021 and December 31, 2020, the Company’s securities portfolio consisted of 511 and 514 securities, 42 and 16 of which were in an unrealized loss position, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of March 31, 2021 and 2020, the Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity, was highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded during the three months ended March 31, 2021 and 2020.
Note (4)—Loans and allowance for credit losses:
Loans outstanding at March 31, 2021 and December 31, 2020, by class of financing receivable are as follows:

	March 31,	December 31,
	2021	2020
Commercial and industrial (1)	$1,292,530	$1,346,122
Construction	1,120,585	1,222,220
Residential real estate:
1-to-4 family mortgage	1,078,618	1,089,270
Residential line of credit	394,510	408,211
Multi-family mortgage	271,839	175,676
Commercial real estate:
Owner occupied	936,473	924,841
Non-owner occupied	1,652,638	1,598,979
Consumer and other	300,149	317,640
Gross loans	7,047,342	7,082,959
Less: Allowance for credit losses	(157,954)	(170,389)
Net loans	$6,889,388	$6,912,570
(1)Includes $145,697 and $212,645 of loans originated as part of the Paycheck Protection Program ("PPP") as of March 31, 2021 and December 31, 2020, established by the Coronavirus Aid, Relief and Economic Security ("CARES") Act, in response to the COVID-19 pandemic. The PPP is administered by the Small Business Administration (“SBA”); loans originated as part of the PPP may be forgiven by the SBA under a set of defined rules. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
As of March 31, 2021 and December 31, 2020, $1,306,484 and $1,248,857, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,508,068 and $1,532,749, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of March 31, 2021 and December 31, 2020, $2,215,100 and $2,463,281, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable as the Company elected to present accrued interest receivable separately on the balance sheet. As of March 31, 2021 and December 31, 2020, total accrued interest receivable on loans was $38,987 and $38,316, respectively.
Allowance for Credit Losses
The Company estimated the allowance for credit losses under a current expected credit loss model as of March 31, 2021 and December 31, 2020. The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
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
The allowance for credit losses showed a reversal of provision for credit losses and a decrease in estimated required allowance for credit losses as of March 31, 2021 when compared to December 31, 2020. During the three months ended March 31, 2021, the Company performed qualitative evaluations with the Company's established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. This decrease in estimated required reserve was a result of improving macroeconomic variables incorporated into the Company's reasonable and supportable forecasts when compared to December 31, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following provides the changes in the allowance for credit losses by class of financing receivable for the three months ended March 31, 2021 and 2020:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	43	(19,826)	461	(1,257)	4,483	(1,253)	6,032	(315)	(11,632)
Recoveries of loans previously charged-off	129	—	24	6	—	13	—	195	367
Loans charged off	(277)	(29)	(133)	(15)	—	—	—	(716)	(1,170)
Ending balance - March 31, 2021	$14,643	$38,622	$19,572	$9,268	$11,657	$3,609	$50,179	$10,404	$157,954

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopted ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for loan losses	1,829	10,954	1,664	1,985	1,444	3,038	5,935	1,115	27,964
Recoveries of loans previously charged-off	88	—	24	15	—	14	—	193	334
Loans charged off	(1,234)	—	(242)	—	—	(209)	—	(726)	(2,411)
Initial allowance on loans purchased with deteriorated credit quality	11	11	107	3	—	54	443	40	669
Ending balance - March 31, 2020	$10,881	$22,842	$13,006	$6,213	$2,328	$9,047	$18,005	$6,819	$89,141

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provides the amount of the allowance for credit losses by class of financing receivable disaggregated by measurement methodology as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for credit loss	$354	$96	$—	$8	$—	$70	$694	$1	$1,223
Collectively evaluated for credit loss	13,609	36,013	17,787	8,872	11,103	2,952	35,414	9,747	135,497
Purchased credit deteriorated	680	2,513	1,785	388	554	587	14,071	656	21,234
Ending balance - March 31, 2021	$14,643	$38,622	$19,572	$9,268	$11,657	$3,609	$50,179	$10,404	$157,954

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for credit loss	$373	$95	$—	$9	$—	$30	$1,531	$1	$2,039
Collectively evaluated for credit loss	13,493	54,065	17,206	10,031	6,326	4,062	33,706	10,516	149,405
Purchased credit deteriorated	882	4,317	2,014	494	848	757	8,910	723	18,945
Ending balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table provides the amount of loans by class of financing receivable disaggregated by measurement methodology as of March 31, 2021, and December 31, 2020:

	March 31, 2021
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for credit loss	$13,833	$6,290	$1,099	$412	$—	$12,797	$7,279	$36	$41,746
Collectively evaluated for credit loss	1,226,554	1,056,972	986,455	376,411	260,996	828,789	1,325,198	286,498	6,347,873
Purchased credit deteriorated	52,143	57,323	91,064	17,687	10,843	94,887	320,161	13,615	657,723
Ending balance - March 31, 2021	$1,292,530	$1,120,585	$1,078,618	$394,510	$271,839	$936,473	$1,652,638	$300,149	$7,047,342

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for credit loss	$15,578	$4,851	$848	$412	$—	$7,846	$8,631	$39	$38,205
Collectively evaluated for credit loss	1,270,058	1,140,634	987,142	387,250	156,447	813,151	1,272,203	302,983	6,329,868
Purchased credit deteriorated	60,486	76,735	101,280	20,549	19,229	103,844	318,145	14,618	714,886
Ending balance - December 31, 2020	$1,346,122	$1,222,220	$1,089,270	$408,211	$175,676	$924,841	$1,598,979	$317,640	$7,082,959

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
The Company uses the following definitions for risk ratings:
    Pass.    Loans rated Pass include those that are adequately performing and collateralized and which management believes do not have conditions that have occurred or may occur that would result in the loan being downgraded into an inferior category. The Pass category also includes loans rated as Watch, which include those that management believes have conditions that have occurred, or may occur, which could result in the loan being downgraded to an inferior category. Also included in watch are loans rated as Special Mention, which have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
    Classified.    Loans included in the Classified category include loans rated as Substandard and Doubtful. Loans rated as Substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so rated have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Also included in this category are loans classified as Doubtful, which have all the weaknesses inherent in those classified as classified, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The total amortized cost of loans rated as Doubtful were insignificant for all periods presented.
Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of our loan portfolio by year of origination as of March 31, 2021 and December 31, 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of March 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$47,458	$264,285	$177,250	$67,564	$49,794	$80,524	$568,385	$1,255,260
Classified	230	2,719	2,353	11,084	3,136	8,333	9,415	37,270
Total	47,688	267,004	179,603	78,648	52,930	88,857	577,800	1,292,530

Construction
Pass	87,958	446,596	263,730	50,161	39,430	120,595	102,600	1,111,070
Classified	—	—	2,332	3,950	127	3,106	—	9,515
Total	87,958	446,596	266,062	54,111	39,557	123,701	102,600	1,120,585

Residential real estate:
1-to-4 family mortgage
Pass	81,106	245,371	150,194	111,676	87,975	379,183	—	1,055,505
Classified	201	1,241	1,771	3,200	5,103	11,597	—	23,113
Total	81,307	246,612	151,965	114,876	93,078	390,780	—	1,078,618

Residential line of credit
Pass	—	—	—	—	—	—	389,110	389,110
Classified	—	—	—	—	—	—	5,400	5,400
Total	—	—	—	—	—	—	394,510	394,510

Multi-family mortgage
Pass	44,220	29,241	76,432	9,548	39,549	62,665	10,129	271,784
Classified	—	—	—	—	—	55	—	55
Total	44,220	29,241	76,432	9,548	39,549	62,720	10,129	271,839

Commercial real estate:
Owner occupied
Pass	32,420	141,912	192,702	98,263	94,382	290,146	58,519	908,344
Classified	—	—	966	2,398	6,240	13,714	4,811	28,129
Total	32,420	141,912	193,668	100,661	100,622	303,860	63,330	936,473

Non-owner occupied
Pass	92,161	170,606	205,565	332,674	203,164	562,311	38,934	1,605,415
Classified	—	—	2,179	24,917	4,601	15,526	—	47,223
Total	92,161	170,606	207,744	357,591	207,765	577,837	38,934	1,652,638

Consumer and other loans
Pass	17,054	70,902	49,042	38,486	24,630	79,975	14,177	294,266
Classified	—	141	270	1,135	1,012	2,901	424	5,883
Total	17,054	71,043	49,312	39,621	25,642	82,876	14,601	300,149

Total
Pass	402,377	1,368,913	1,114,915	708,372	538,924	1,575,399	1,181,854	6,890,754
Classified	431	4,101	9,871	46,684	20,219	55,232	20,050	156,588
Total	$402,808	$1,373,014	$1,124,786	$755,056	$559,143	$1,630,631	$1,201,904	$7,047,342

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2020
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$339,305	$186,460	$71,110	$60,362	$38,488	$45,265	$565,786	$1,306,776
Classified	2,501	2,688	11,227	4,425	6,582	1,277	10,646	39,346
Total	341,806	189,148	82,337	64,787	45,070	46,542	576,432	1,346,122

Construction
Pass	462,184	391,928	88,687	54,163	41,636	62,903	112,004	1,213,505
Classified	573	1,755	3,178	141	—	3,068	—	8,715
Total	462,757	393,683	91,865	54,304	41,636	65,971	112,004	1,222,220

Residential real estate:
1-to-4 family mortgage
Pass	284,530	178,540	165,708	158,484	111,915	165,916	—	1,065,093
Classified	448	1,428	3,806	5,473	3,622	9,400	—	24,177
Total	284,978	179,968	169,514	163,957	115,537	175,316	—	1,089,270

Residential line of credit
Pass	—	—	—	—	—	—	402,859	402,859
Classified	—	—	—	—	—	—	5,352	5,352
Total	—	—	—	—	—	—	408,211	408,211

Multi-family mortgage
Pass	29,006	13,446	11,843	46,561	28,330	35,339	11,094	175,619
Classified	—	—	—	—	—	57	—	57
Total	29,006	13,446	11,843	46,561	28,330	35,396	11,094	175,676

Commercial real estate:
Owner occupied
Pass	141,871	180,856	101,828	110,832	82,640	226,574	53,681	898,282
Classified	44	1,785	2,423	6,074	274	11,226	4,733	26,559
Total	141,915	182,641	104,251	116,906	82,914	237,800	58,414	924,841

Non-owner occupied
Pass	166,962	230,942	349,312	221,149	290,370	280,629	38,820	1,578,184
Classified	—	2,210	1,502	—	—	17,083	—	20,795
Total	166,962	233,152	350,814	221,149	290,370	297,712	38,820	1,598,979

Consumer and other loans
Pass	89,906	53,636	41,313	27,669	44,029	39,037	14,828	310,418
Classified	151	565	1,434	1,161	935	2,308	668	7,222
Total	90,057	54,201	42,747	28,830	44,964	41,345	15,496	317,640

Total
Pass	1,513,764	1,235,808	829,801	679,220	637,408	855,663	1,199,072	6,950,736
Classified	3,717	10,431	23,570	17,274	11,413	44,419	21,399	132,223
Total	$1,517,481	$1,246,239	$853,371	$696,494	$648,821	$900,082	$1,220,471	$7,082,959

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represents an analysis of the aging by class of financing receivable as of March 31, 2021 and December 31, 2020:

March 31, 2021	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,049	$73	$14,174	$1,277,234	$1,292,530
Construction	2,269	—	5,584	1,112,732	1,120,585
Residential real estate:
1-to-4 family mortgage	5,333	9,068	6,116	1,058,101	1,078,618
Residential line of credit	1,226	1,195	1,672	390,417	394,510
Multi-family mortgage	—	—	55	271,784	271,839
Commercial real estate:
Owner occupied	503	—	12,872	923,098	936,473
Non-owner occupied	193	67	11,997	1,640,381	1,652,638
Consumer and other	2,583	295	3,068	294,203	300,149
Total	$13,156	$10,698	$55,538	$6,967,950	$7,047,342

December 31, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,297	$330	$16,005	$1,326,490	$1,346,122
Construction	7,607	573	4,053	1,209,987	1,222,220
Residential real estate:
1-to-4 family mortgage	7,058	10,470	5,923	1,065,819	1,089,270
Residential line of credit	3,551	239	1,757	402,664	408,211
Multi-family mortgage	—	57	—	175,619	175,676
Commercial real estate:
Owner occupied	98	—	7,948	916,795	924,841
Non-owner occupied	915	—	12,471	1,585,593	1,598,979
Consumer and other	4,469	2,027	2,603	308,541	317,640
Total	$26,995	$13,696	$50,760	$6,991,508	$7,082,959

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of March 31, 2021 and December 31, 2020 by class of financing receivable.

March 31, 2021	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$12,353	$1,821	$365
Construction	4,513	1,071	134
Residential real estate:
1-to-4 family mortgage	2,122	3,994	95
Residential line of credit	846	826	26
Multi-family mortgage	—	55	9
Commercial real estate:
Owner occupied	10,059	2,813	91
Non-owner occupied	6,549	5,448	718
Consumer and other	—	3,068	160
Total	$36,442	$19,096	$1,598

December 31, 2020	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance

Commercial and industrial	$13,960	$2,045	$383
Construction	3,061	992	131
Residential real estate:
1-to-4 family mortgage	3,048	2,875	84
Residential line of credit	854	903	31
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	7,172	776	63
Non-owner occupied	4,566	7,905	1,711
Consumer and other	—	2,603	147
Total	$32,661	$18,099	$2,550

The following presents interest income recognized on nonaccrual loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Commercial and industrial	$114	$152
Construction	14	27
Residential real estate:
1-to-4 family mortgage	18	7
Residential line of credit	18	1
Multi-family mortgage	1	—
Commercial real estate:
Owner occupied	131	21
Non-owner occupied	89	19
Total	$385	$227

Accrued interest receivable written off on as an adjustment to interest income amounted to $465 and $120 for the three months ended March 31, 2021 and 2020, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Troubled debt restructurings
As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $26,095 and $15,988, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $8,759 and $8,279 were classified as non-accrual loans as of March 31, 2021 and December 31, 2020, respectively. The Company has calculated $2,083 and $310 in allowances for credit losses for those loans at March 31, 2021 and December 31, 2020, respectively. Unfunded loan commitments related to these loans totaled $95 as of March 31, 2021. There were no commitments to extend any additional funds on troubled debt restructurings as of December 31, 2020.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Three Months Ended March 31, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$107	$107	$—
Commercial real estate:
Non-owner occupied	1	11,997	11,997	$—
Total	2	$12,104	$12,104	$—

Three Months Ended March 31, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-4 family mortgage	1	$64	$64	$—
Total	1	$64	$64	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three months ended March 31, 2021 and 2020 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
Collateral Dependent Loans
For loans for which the repayment (based on the Company's assessment) is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, the following table presents the loans and the corresponding individually assessed allowance for credit losses by class of financing receivable. Significant changes in individually assessed reserves are due to changes in the valuation of the underlying collateral in addition to changes in accrual and past due status.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	March 31, 2021
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$1,449	$11,770	$230
Construction	5,513	—	—
Residential real estate:
1-to-4 family mortgage	1,725	—	—
Residential line of credit	1,256	—	8
Multi-family mortgage	—	485	—
Commercial real estate:
Owner occupied	13,451	—	69
Non-owner occupied	11,781	—	694
Consumer and other	—	—	—
Total	$35,175	$12,255	$1,001

	December 31, 2020
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$—	$1,728	$117
Construction	3,877	—	—
Residential real estate:
1-to-4 family mortgage	226	—	—
Residential line of credit	1,174	—	9
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	3,391	—	30
Non-owner occupied	8,164	—	1,531
Consumer and other	—	—	—
Total	$16,832	$1,728	$1,687
Deferrals Program included in COVID-19 Relief
The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for executed deferrals remaining on deferral status as of March 31, 2021 or December 31, 2020, in connection with Company's COVID-19 relief programs. These deferrals typically ranged from sixty to ninety days per deferral and the majority were not considered TDRs under the interagency regulatory guidance or CARES Act, issued in March 2020. Section 541 of the Consolidated Appropriations Act (CAA) extended this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in loans totaling $1,388,858 and $1,399,088 previously deferred that were no longer in deferral status.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	March 31, 2021		December 31, 2020
		% of Loans		% of Loans
Commercial and industrial	$2,041	0.2%	$7,118	0.5%
Construction	2,247	0.2%	1,918	0.2%
Residential real estate:
1-to-4 family mortgage	11,002	1.0%	19,201	1.8%
Residential line of credit	268	0.1%	204	—%
Multi-family mortgage	2,167	0.8%	3,305	1.9%
Commercial real estate:
Owner occupied	7,276	0.8%	19,815	2.1%
Non-owner occupied	117,004	7.1%	139,590	8.7%
Consumer and other	10,158	3.4%	11,366	3.6%
Total	$152,163	2.2%	$202,517	2.9%

Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$12,111	$18,939
Transfers from loans	1,395	365
Transfers to premises and equipment	—	(841)
Proceeds from sale of other real estate owned	(2,495)	(1,442)
Gain on sale of other real estate owned	828	175
Loans provided for sales of other real estate owned	(330)	—
Write-downs and partial liquidations	(332)	(124)
Balance at end of period	$11,177	$17,072
Foreclosed residential real estate properties totaled $1,281 and $1,890 as of March 31, 2021 and December 31, 2020, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $105 and $167 at March 31, 2021 and December 31, 2020, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $6,442 and $5,703 as of March 31, 2021 and December 31, 2020, respectively.

Note (6)—Leases:
As of March 31, 2021, the Company was the lessee in 58 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 48 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 34 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
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

Information related to the Company's leases is presented below as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
	Classification	2021	2020
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$48,453	$49,537
Finance leases	Premises and equipment, net	1,560	1,588
Total right-of-use assets		$50,013	$51,125
Lease liabilities:
Operating leases	Operating lease liabilities	$54,232	$55,187
Finance leases	Borrowings	1,576	1,598
Total lease liabilities		$55,808	$56,785
Weighted average remaining lease term (in years) - operating		12.1	12.2
Weighted average remaining lease term (in years) - finance		14.1	14.4
Weighted average discount rate - operating		2.66%	2.65%
Weighted average discount rate - finance		1.76%	1.76%

The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended
		March 31,
	Classification	2021	2020
Operating lease costs
Amortization of right-of-use asset	Occupancy and equipment	$1,939	$1,289
Short-term lease cost	Occupancy and equipment	87	136
Variable lease cost	Occupancy and equipment	235	138
Lease impairment	Occupancy and equipment	38	—
Finance lease costs
Interest on lease liabilities	Interest expense on borrowings	6	—
Amortization of right-of-use asset	Occupancy and equipment	28	—
Total lease cost		$2,333	$1,563

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of March 31, 2021 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
March 31, 2022	$8,037	$114
March 31, 2023	7,339	117
March 31, 2024	6,190	118
March 31, 2025	5,444	120
March 31, 2026	4,899	122
Thereafter	33,008	1,194
Total undiscounted future minimum lease payments	64,917	1,785
Less: imputed interest	(10,685)	(209)
Lease liability	$54,232	$1,576

Note (7)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Carrying value at beginning of period	$79,997	$75,521
Capitalization	11,594	7,796
Change in fair value:
Due to pay-offs/pay-downs	(9,321)	(4,643)
Due to change in valuation inputs or assumptions	21,922	(16,093)
Carrying value at end of period	$104,192	$62,581

The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Servicing income:
Servicing income	$6,931	$5,018
Change in fair value of mortgage servicing rights	12,601	(20,736)
Change in fair value of derivative hedging instruments	(17,864)	14,868
Servicing income	1,668	(850)
Servicing expenses	2,532	1,401
Net servicing loss (1)	$(864)	$(2,251)
(1) Excludes benefit of custodial service related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Unpaid principal balance	$10,113,716	$9,787,657
Weighted-average prepayment speed (CPR)	8.04%	14.07%
Estimated impact on fair value of a 10% increase	$(4,247)	$(4,493)
Estimated impact on fair value of a 20% increase	$(8,191)	$(8,599)
Discount rate	11.81%	11.49%
Estimated impact on fair value of a 100 bp increase	$(4,166)	$(2,942)
Estimated impact on fair value of a 200 bp increase	$(8,024)	$(5,674)
Weighted-average coupon interest rate	3.45%	3.58%
Weighted-average servicing fee (basis points)	28	28
Weighted-average remaining maturity (in months)	329	328
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 10, "Derivatives" for additional information on these hedging instruments.
As of March 31, 2021 and December 31, 2020, mortgage escrow deposits totaled to $170,861 and $147,957, respectively.
Note (8)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	For the Three Months Ended March 31,
	2021	2020
Current	$5,949	$8,168
Deferred	9,639	(8,088)
Total	$15,588	$80
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021		2020
Federal taxes calculated at statutory rate	$14,377	21.0%	$173	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,750	2.6%	(132)	(16.0)%
Expense (benefit) from equity based compensation	(221)	(0.3)%	139	16.8%
Municipal interest income, net of interest disallowance	(424)	(0.6)%	(264)	(32.0)%
Bank owned life insurance	(84)	(0.1)%	(18)	(2.2)%
Merger costs	—	—%	131	15.9%
Section 162(m) limitation	227	0.3%	—	—%
Other	(37)	(0.1)%	51	6.2%
Income tax expense, as reported	$15,588	22.8%	$80	9.7%

As of August 15, 2020, the Company acquired $8,346 of net operating losses from Franklin. The net operating loss carryforwards can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under IRC Section 382, the Company believes the net operating losses carryforward will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward is set to expire as of December 31, 2030.

The Company is subject to Internal Revenue Code Section 162(m), which limits the deductibility of compensation of certain individuals. The restricted stock unit plans that existed prior to the corporation being public will have payments in

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
2021 after the reliance period defined in the Section 162 regulations. Under the limitations of IRC Section 162(m), the Company will not be able to realize the deferred tax asset established on certain restricted stock units granted to these covered individuals. Therefore, a valuation allowance was established in the first quarter of 2021 for the Company's inability to take the benefit of the exercise of the restricted stock units. It is the Company’s policy to apply the IRC Section 162(m) limitations to stock based compensation first; therefore, the first quarter 2021 nondeductible IRC Section 162(m) expense was related to cash compensation and expense on the exercised restricted stock units that were above the limit as defined in IRC Section 162(m).
The components of the net deferred tax assets at March 31, 2021 and December 31, 2020, are as follows:

	March 31,	December 31
	2021	2020
Deferred tax assets:
Allowance for credit losses	$44,590	$48,409
Operating lease liabilities	14,247	14,496
Federal net operating loss	1,753	1,753
Deferred compensation	10,385	8,872
Unrealized loss on cash flow hedges	387	499
Other	18,804	19,101
Subtotal	90,166	93,130
Deferred tax liabilities:
FHLB stock dividends	$(561)	$(561)
Operating leases - right of use assets	(12,912)	(13,197)
Depreciation	(7,235)	(7,491)
Amortization of core deposit intangibles	(510)	(684)
Unrealized gain on equity securities	(3,785)	(17)
Unrealized gain on debt securities	(5,193)	(13,027)
Mortgage servicing rights	(27,107)	(20,803)
Goodwill	(11,912)	(11,301)
Other	(10,140)	(9,653)
Subtotal	(79,355)	(76,734)
Net deferred tax assets	$10,811	$16,396

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

	March 31,	December 31,
	2021	2020
Commitments to extend credit, excluding interest rate lock commitments	$2,613,370	$2,719,996
Letters of credit	49,578	67,598
Balance at end of period	$2,662,948	$2,787,594
As of March 31, 2021 and December 31, 2020, loan commitments included above with floating interest rates totaled $1.92 billion and $1.65 billion, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The table below presents activity within the allowance for credit losses on unfunded commitments for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$16,378	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	—	2,947
Increase in provision for credit losses from unfunded commitments acquired in business combination	—	70
Provision for credit losses on unfunded commitments	(2,222)	1,601
Balance at end of period	$14,156	$4,618
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $708 and $2,799 for the three months ended March 31, 2021 and 2020, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	For the Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$5,928	$3,529
Provision for loan repurchases or indemnifications	440	372
Losses on loans repurchased or indemnified	(84)	(72)
Balance at end of period	$6,284	$3,829

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
The Company enters into forward commitments, futures and options contracts that are not designated as hedging instruments as economic hedges to offset the changes in fair value of Mortgage servicing rights ("MSRs"). Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” on the consolidated statements of income.
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

The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of March 31, 2021 and December 31, 2020, the fair value of these contracts resulted in liability balances of $1,481 and $1,909, respectively.
In July 2017, the Company entered into three interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $30,000, $35,000 and $35,000 for a period of three, four and five years, respectively. These interest rate swaps were designated as cash flow hedges with the objective of reducing the variability of cash flows associated with $100,000 of FHLB borrowings. During 2018, these swaps were canceled, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the three, four and five-year terms of the underlying contracts. During the year ended December 31, 2020, the Company did not renew the advances associated with the legacy cash flow hedge, and reclassified the remaining unamortized gain, from accumulated other comprehensive income to earnings.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	March 31, 2021
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$685,330	$26,419	$26,272
Forward commitments	1,575,965	25,835	—
Interest rate-lock commitments	1,058,779	12,949	—
Futures contracts	413,200	—	2,999
Total	$3,733,274	$65,203	$29,271

	December 31, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$606,878	$34,547	$34,317
Forward commitments	1,358,328	—	11,633
Interest rate-lock commitments	1,191,621	34,391	—
Futures contracts	375,400	—	383
Total	$3,532,227	$68,938	$46,333

	March 31, 2021
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,481

	December 31, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,909
Gains (losses) included in the consolidated statements of income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended March 31,
	2021	2020
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$(21,442)	$20,462
Forward commitments	43,258	(26,457)
Futures contracts	(16,332)	10,911
Total	$5,484	$4,916

	Three Months Ended March 31,
	2021	2020
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $— and $52	$—	$147
Loss included in interest expense on borrowings	(137)	(12)
Total	$(137)	$135

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
	2021	2020
Designated as hedging:
Amount of gain (loss) recognized in other comprehensive income, net of tax $112 and $403	$316	$(1,145)
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Gross amounts recognized	$5,901	$3,863	$21,416	$34,051
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	5,901	3,863	21,416	34,051

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	5,360	857	5,360	857
Less: financial collateral pledged	—	—	16,056	33,194
Net amounts	$541	$3,006	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At March 31, 2021 and December 31, 2020, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $57,123 and $57,985, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.
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
Loans held for sale-Loans held for sale are carried at fair value. Fair value is determined using current secondary market prices for loans with similar characteristics for the mortgage portfolio, that is, using Level 2 inputs. Commercial loans held for sale at fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. As such, these are considered Level 3.
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
Mortgage servicing rights-MSRs are carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. As such, MSRs are considered Level 3.
Collateral dependent loans-loans for which, based on current information and events, the Company has determined foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral and it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral dependent loans are classified as Level 3.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	Fair Value
March 31, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,895,133	$1,895,133	$—	$—	$1,895,133
Investment securities	1,229,845	—	1,229,845	—	1,229,845
Loans, net	6,889,388	—	—	7,042,144	7,042,144
Loans held for sale	1,009,762	—	834,779	174,983	1,009,762
Interest receivable	44,393	30	5,376	38,987	44,393
Mortgage servicing rights	104,192	—	—	104,192	104,192
Derivatives	65,203	—	65,203	—	65,203
Financial liabilities:
Deposits:
Without stated maturities	$8,876,456	$8,876,456	$—	$—	$8,876,456
With stated maturities	1,380,430	—	1,391,861	—	1,391,861
Securities sold under agreement to repurchase and federal funds sold	29,234	29,234	—	—	29,234
Subordinated debt	149,369	—	—	150,954	150,954
Other borrowings	1,576	—	1,576	—	1,576
Interest payable	4,187	246	3,110	831	4,187
Derivatives	30,752	—	30,752	—	30,752

	Fair Value
December 31, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,317,898	$1,317,898	$—	$—	$1,317,898
Investment securities	1,176,991	—	1,176,991	—	1,176,991
Loans, net	6,912,570	—	—	7,058,693	7,058,693
Loans held for sale	899,173	—	683,770	215,403	899,173
Interest receivable	43,603	33	5,254	38,316	43,603
Mortgage servicing rights	79,997	—	—	79,997	79,997
Derivatives	68,938	—	68,938	—	68,938
Financial liabilities:
Deposits:
Without stated maturities	$8,020,783	$8,020,783	$—	$—	$8,020,783
With stated maturities	1,437,254	—	1,446,605	—	1,446,605
Securities sold under agreement to repurchase and federal funds sold	32,199	32,199	—	—	32,199
Subordinated debt	189,527	—	—	192,149	192,149
Other borrowings	16,598	—	16,598	—	16,598
Interest payable	6,772	327	4,210	2,235	6,772
Derivatives	48,242	—	48,242	—	48,242

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at March 31, 2021 are presented in the following table:

March 31, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
Mortgage-backed securities - residential	$—	$838,708	$—	$838,708
Mortgage-backed securities - commercial	—	20,635	—	20,635
Municipal securities	—	348,776	—	348,776
Treasury securities	—	14,576	—	14,576
Corporate securities	—	2,483	—	2,483
Equity securities	—	4,667	—	4,667
Total	$—	$1,229,845	$—	$1,229,845
Loans held for sale	$—	$834,779	$174,983	$1,009,762
Mortgage servicing rights	—	—	104,192	104,192
Derivatives	—	65,203	—	65,203
Financial Liabilities:
Derivatives	—	30,752	—	30,752

The balances and levels of the assets measured at fair value on a non-recurring basis at March 31, 2021 are presented in the following table:

At March 31, 2021	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$3,870	$3,870
Collateral dependent loans:
Commercial and industrial	$—	$—	$13,219	$13,219
Construction	—	—	5,513	5,513
Residential real estate:
1-4 family mortgage	—	—	1,725	1,725
Residential line of credit	—	—	1,256	1,256
Multifamily	—	—	485	485
Commercial real estate:
Owner occupied	—	—	13,451	13,451
Non-owner occupied	—	—	11,781	11,781
Total collateral dependent loans	$—	$—	$47,430	$47,430

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$2,003	$—	$2,003
Mortgage-backed securities - residential	—	773,336	—	773,336
Mortgage-backed securities - commercial	—	21,588	—	21,588
Municipals, tax-exempt	—	356,329	—	356,329
Treasury securities	—	16,628	—	16,628
Corporate securities	—	2,516	—	2,516
Equity securities	—	4,591	—	4,591
Total	$—	$1,176,991	$—	$1,176,991
Loans held for sale	$—	$683,770	$215,403	$899,173
Mortgage servicing rights	—	—	79,997	79,997
Derivatives	—	68,938	—	68,938
Financial Liabilities:
Derivatives	—	48,242	—	48,242

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,662	$6,662
Collateral dependent loans:
Commercial and industrial	$—	$—	$1,728	$1,728
Construction	—	—	3,877	3,877
Residential real estate:
1-4 family mortgage	—	—	226	226
Residential line of credit	—	—	1,174	1,174
Commercial real estate:
Owner occupied	—	—	3,391	3,391
Non-owner occupied	—	—	8,164	8,164
Total	$—	$—	$18,560	$18,560

The following tables present information as of March 31, 2021 and December 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$47,430	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$3,870	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$18,560	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$6,662	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the client and client's business. Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset's fair value at the date of foreclosure are charged to the allowance for credit losses. Appraisals for both collateral dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Fair value option
The following table summarizes the Company's loans held for sale, at fair value, as of the dates presented:

	March 31,	December 31,
	2021	2020
Commercial and industrial	$174,983	$215,403
Residential real estate:
1-4 family mortgage	834,779	683,770
Total loans held for sale	$1,009,762	$899,173

Mortgage loans held for sale
The Company measures mortgage loans originated for sale at fair value under the fair value option as permitted under ASC 825, "Financial Instruments" ("ASC 825"). Electing to measure these assets at fair value reduces certain timing differences and more accurately matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net losses of $20,716 resulting from fair value changes of mortgage loans were recorded in income during the three months ended March 31, 2021, compared to net gains of $5,818 during the three months ended March 31, 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. As of March 31, 2021, and December 31, 2020, there were $143,100 and $151,184, respectively, of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
Commercial loans held for sale
The Company also has a portfolio of shared national credits and institutional healthcare loans that were acquired during 2020 in the acquisition of Franklin. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the allowance for credit losses. The following table sets forth the changes in fair value associated with this portfolio.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Three months ended March 31, 2021
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(39,566)	—	(39,566)
Write-offs to discount	(2,007)	2,007	—
Changes in valuation included in other noninterest income	—	(853)	(853)
Carrying value at end of period	$197,490	$(22,506)	$174,984
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income in the consolidated statements of income.
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$834,779	$823,612	$11,167
Commercial loans held for sale measured at fair value	162,204	172,702	(10,498)
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	12,779	24,788	(12,009)

December 31, 2020
Mortgage loans held for sale measured at fair value	$683,770	$651,887	$31,883
Commercial loans held for sale measured at fair value	208,914	226,867	(17,953)
Past due loans of 90 days or more	83	163	(80)
Nonaccrual loans	6,406	12,033	(5,627)

Note (12)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer (“CEO”), the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through two distinct delivery channels: retail and ConsumerDirect. Additionally, the Mortgage segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
During the three months ended March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Results for the comparable prior period have been revised to reflect this realignment. The impact of this change on previously reported segment results was the reclassification of mortgage retail footprint total net contribution of $3.5 million from the Banking segment to the Mortgage segment for the three months ended March 31, 2020.
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
The following tables provide segment financial information for the years ended March 31, 2021 and 2020 as follows:

Three Months Ended March 31, 2021	Banking	Mortgage	Consolidated
Net interest income	$82,597	$(21)	$82,576
Provisions for credit losses(1)	(13,854)	—	(13,854)
Mortgage banking income	—	60,595	60,595
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(5,263)	(5,263)
Other noninterest income	11,398	—	11,398
Depreciation and amortization	1,858	198	2,056
Amortization of intangibles	1,440	—	1,440
Other noninterest expense	52,437	38,765	91,202
Income before income taxes	$52,114	$16,348	$68,462
Income tax expense			15,588
Net income applicable to FB Financial Corporation and noncontrolling interest			$52,874
Net income applicable to noncontrolling interest(3)			—
Net income applicable to FB Financial Corporation			$52,874
Total assets	$10,787,955	$1,147,871	$11,935,826
Goodwill	242,561	—	242,561
(1)Included $2,222 in provision for credit losses on unfunded commitments.
(2)Included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

Three Months Ended March 31, 2020	Banking	Mortgage	Consolidated
Net interest income	$56,233	$16	$56,249
Provisions for credit losses(1)	29,565	—	29,565
Mortgage banking income	—	38,613	38,613
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(5,868)	(5,868)
Other noninterest income	9,955	—	9,955
Depreciation and amortization	1,492	120	1,612
Amortization of intangibles	1,203	—	1,203
Other noninterest expense(3)	41,122	24,622	65,744
Income before income taxes	$(7,194)	$8,019	$825
Income tax expense			80
Net income applicable to FB Financial Corporation			$745
Total assets	$6,122,217	$533,470	$6,655,687
Goodwill	174,859	—	174,859
(1)Includes $1,601 in provision for credit losses on unfunded commitments.
(2)Included in mortgage banking income in the Company's consolidated statements of income.
(3)Includes $3,050 in merger costs in the Banking segment,
.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 3.25% as of both March 31, 2021 and 2020, and is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $5,400 and $2,375 for the three months ended March 31, 2021 and 2020, respectively.

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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2021 and December 31, 2020, the Bank and Company met all capital adequacy requirements to which they are subject.
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
Actual and required capital amounts and ratios are included below as of the dates indicated.

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,353,195	14.6%	$972,054	10.5%	N/A	N/A
FirstBank	1,316,420	14.2%	970,431	10.5%	$924,220	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,138,657	12.3%	$786,901	8.5%	N/A	N/A
FirstBank	1,121,997	12.1%	785,587	8.5%	$739,376	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,138,657	10.1%	$450,971	4.0%	N/A	N/A
FirstBank	1,121,997	10.0%	450,889	4.0%	$563,611	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,108,657	12.0%	$648,036	7.0%	N/A	N/A
FirstBank	1,121,997	12.1%	646,954	7.0%	$600,743	6.5%

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	1,353,279	14.9%	951,327	10.5%	$906,026	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	1,142,548	12.6%	770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	1,142,548	10.5%	435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	1,142,548	12.6%	634,218	7.0%	$588,917	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (14)—Stock-Based Compensation

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
The following table summarizes information about the changes in restricted stock units as of and for the three months ended March 31, 2021:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,047,071	$26.06
Granted	177,941	43.13
Vested	(126,011)	34.63
Forfeited	(10,192)	27.72
Balance at end of period	1,088,809	$26.56

The total fair value of restricted stock units vested and released was $4,364 and $4,533 for the three months ended March 31, 2021 and 2020, respectively. The weighted average grant date fair value price was $43.13 and $36.71 for the three months ended March 31, 2021 and 2020, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $2,466 and $1,802 for the three months ended March 31, 2021 and 2020, respectively. This included $157 and $147 paid to Company independent directors during the three months ended March 31, 2021 and 2020, respectively, related to independent director grants and compensation elected to be settled in stock.
As of March 31, 2021 and December 31, 2020, there was $18,103 and $13,436 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.7 years and 2.5 years, respectively. As of March 31, 2021 and December 31, 2020, there were 2,188,164 and 2,240,434 shares available for issuance under the 2016-LTIP plan, respectively. At March 31, 2021 and December 31, 2020, there were $651 and $613, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying restricted stock units ("RSUs").
Performance Based Restricted Stock Units
The following table summarizes information about the changes in performance stock units as of and for the three months ended March 31, 2021:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	53,147	36.21
Granted	65,131	43.20
Vested	—	—
Forfeited or expired	(485)	36.21
Balance at end of period (unvested)	117,793	39.20
The Company awards performance-based restricted stock units ("PSUs") to executives and other officers and employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on average adjusted return on tangible equity as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.
The Company granted 65,131 shares of performance based restricted stock units during the three months ended March 31, 2021. The Company recorded compensation cost of $200 and $81 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company determined the probability of meeting the performance criteria, and recorded compensation cost associated with a 150% vesting, when factoring in the conversion of PSUs to shares of common stock. During the three months ended March 31, 2021. there were 485 forfeitures related to these grants. As of March 31, 2021, maximum unrecognized compensation cost related to the unvested PSUs was $5,895, and the remaining performance period over which the cost could be recognized was 2.5 years.

Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). During the three months ended March 31, 2021 and 2020, there were 21,566 and 12,145 shares of common stock issued under the ESPP, respectively. As of March 31, 2021 and 2020, there were 2,357,440 and 2,397,040 shares available for issuance under the ESPP, respectively.
Note (15)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2021	$24,675
New loans and advances	901
Change in related party status	(98)
Repayments	(2,724)
Loans outstanding at March 31, 2021	$22,754

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $20,267 and $23,059 at March 31, 2021 and December 31, 2020, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $221,015 and $245,084 as of March 31, 2021 and December 31, 2020, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $45 and $53 in unamortized leasehold improvements related to these leases at March 31, 2021 and December 31, 2020, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $128 for the three months ended March 31, 2021 and 2020, respectively.
(D) Aviation time sharing agreement:
The Company is a participant to aviation time sharing agreements with entities owned by a certain director of the Company. During the three months ended March 31, 2021 and 2020, the Company made payments of $11 and $33, respectively, under these agreements.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at March 31, 2021 and December 31, 2020, and our results of operations for the three months ended March 31, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the Securities and Exchange Commission (the "SEC") on March 12, 2021 (our "Annual Report"), and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this "Report").
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
These forward-looking statements are not historical facts, and are based upon current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond FB Financial’s control. The inclusion of these forward-looking statements should not be regarded as a representation by FB Financial or any other person that such expectations, estimates, and projections will be achieved. Accordingly, FB Financial cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which we operate and/or the US economy generally, (2) the effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and its impact on general economic and financial market conditions and on our business and our customers' business, results of operations, asset quality and financial condition, as well as the efficacy, distribution, and public adoption of vaccines, (3) changes in government interest rate policies and its impact on our business, net interest margin, and mortgage operations, (4) our ability to effectively manage problem credits, (5) the risk that the cost savings and any revenue synergies from the merger or another acquisition may not be realized or may take longer than anticipated to be realized, (6) the ability of FB Financial to effectively integrate and manage the larger and more complex operations of the combined company following the merger, (7) FB Financial’s ability to successfully execute its various business strategies, (8) the impact of the recent change in the U.S. presidential administration and Congress and any resulting impact on economic policy, capital markets, federal regulation, and the response to the COVD-19 pandemic, (9) the potential impact of the proposed phase-out of the London Interbank Offered Rate ("LIBOR") or other changes involving LIBOR (10) the effectiveness of our cyber security controls and procedures to prevent and mitigate attempted intrusions, (11) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (12) general competitive, economic, political, and market conditions. Further information regarding FB Financial and factors which could affect the forward-looking statements contained herein can be found in FB Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in any of FB Financial's subsequent filings with the Securities and Exchange Commission (the “SEC”).Many of these factors are beyond FB Financial’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this release, and FB Financial undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for FB Financial to predict their occurrence or how they will affect the company. FB Financial qualifies all forward-looking statements by these cautionary statements.

Critical accounting policies
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards, are discussed in further detail in Note 1, "Basis of presentation," in the notes to our consolidated financial statements in our Annual Report.
Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
(dollars in thousands, except per share data and %)	2021	2020	2020
Statement of Income Data
Total interest income	$94,785	$69,674	$314,644
Total interest expense	12,209	13,425	48,986
Net interest income	82,576	56,249	265,658
Provisions for credit losses	(13,854)	29,565	107,967
Total noninterest income	66,730	42,700	301,855
Total noninterest expense	94,698	68,559	377,085
Income before income taxes	68,462	825	82,461
Income tax expense	15,588	80	18,832
Net income applicable to noncontrolling interest	—	—	8
Net income applicable to FB Financial Corporation	52,874	745	63,621
Net income	$52,874	$745	$63,629
Net interest income (tax—equivalent basis)	$83,368	$56,784	$268,497
Per Common Share
Basic net income	$1.12	$0.02	$1.69
Diluted net income	1.10	0.02	1.67
Book value (1)	28.08	24.40	27.35
Tangible book value (4)	22.51	18.35	21.73
Cash dividends declared	0.11	0.09	0.36
Selected Balance Sheet Data
Cash and cash equivalents	$1,895,133	$425,094	$1,317,898
Loans held for investment	7,047,342	4,568,038	7,082,959
Allowance for credit losses (5)	(157,954)	(89,141)	(170,389)
Loans held for sale	1,009,762	325,304	899,173
Investment securities, at fair value	1,229,845	767,575	1,176,991
Other real estate owned, net	11,177	17,072	12,111
Total assets	11,935,826	6,655,687	11,207,330
Customer deposits	10,219,173	5,356,569	9,396,478
Brokered and internet time deposits	37,713	20,363	61,559
Total deposits	10,256,886	5,376,932	9,458,037
Borrowings	180,179	327,822	238,324
Total common shareholders' equity	1,329,103	782,330	1,291,289

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
(dollars in thousands, except per share data and %)	2021	2020	2020
Selected Ratios
Return on average:
Assets (2)	1.86%	0.05%	0.75%
Shareholders' equity (2)	16.5%	0.39%	6.58%
Tangible common equity (4)	20.6%	0.52%	8.54%
Average shareholders' equity to average assets	11.3%	12.0%	11.5%
Net interest margin (tax-equivalent basis)	3.19%	3.92%	3.46%
Efficiency ratio	63.4%	69.3%	66.4%
Adjusted efficiency ratio (tax-equivalent basis) (4)	63.0%	65.7%	59.2%
Loans held for investment to deposit ratio	68.7%	85.0%	74.9%
Yield on interest-earning assets	3.66%	4.84%	4.09%
Cost of interest-bearing liabilities	0.65%	1.27%	0.94%
Cost of total deposits	0.41%	0.94%	0.62%

Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income (5)	2.24%	1.95%	2.41%
Allowance for credit losses to nonperforming loans (5)	238.5%	287.5%	264.3%
Nonperforming loans to loans, net of unearned income	0.94%	0.68%	0.91%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.1%	11.8%	11.5%
Tier 1 capital (to average assets)	10.1%	10.3%	10.0%
Tier 1 capital (to risk-weighted assets (3)	12.3%	11.6%	12.0%
Total capital (to risk-weighted assets) (3)	14.6%	12.5%	15.0%
Tangible common equity to tangible assets (4)	9.13%	9.11%	9.38%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.0%	11.0%	11.7%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	11.3%	12.4%	12.3%
Tier 1 capital (to average assets)	10.0%	10.4%	10.5%
Tier 1 capital (to risk-weighted assets) (3)	12.1%	11.7%	12.6%
Total capital to (risk-weighted assets) (3)	14.2%	12.7%	14.9%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.1%	11.7%	12.6%
(1)Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 47,331,680, 32,067,356, and 47,220,743 as of March 31, 2021, March 31, 2020 and December 31, 2020, respectively.
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
(5)Excludes reserve for credit losses on unfunded commitments.

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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2020
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$94,698	$68,559	$377,085
Less merger and conversion, and mortgage restructuring expenses	—	3,050	34,879
Less FHLB prepayment penalties	—	—	6,838
Adjusted noninterest expense	$94,698	$65,509	$335,368
Net interest income (tax-equivalent basis)	$83,368	$56,784	$268,497
Total noninterest income	66,730	42,700	301,855
Less (loss) gain on change in fair value on commercial loans held for sale	(853)	—	3,228
Gain from benefit of cash life insurance	—	—	715
Less gain (loss) on sales of other real estate	496	51	(1,491)
Less loss on other assets	(11)	(328)	(90)
Less gain on securities	83	63	1,631
Adjusted noninterest income	$67,015	$42,914	$297,862
Adjusted operating revenue	$150,383	$99,698	$566,359
Efficiency ratio (GAAP)	63.4%	69.3%	66.4%
Adjusted efficiency ratio (tax-equivalent basis)	63.0%	65.7%	59.2%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders' equity to total assets:

	As of March 31,		As of December 31,
(dollars in thousands, except share and per share data)	2021	2020	2020
Tangible Assets
Total assets	$11,935,826	$6,655,687	$11,207,330
Adjustments:
Goodwill	(242,561)	(174,859)	(242,561)
Core deposit and other intangibles	(20,986)	(18,876)	(22,426)
Tangible assets	$11,672,279	$6,461,952	$10,942,343
Tangible Common Equity
Total common shareholders' equity	$1,329,103	$782,330	$1,291,289
Adjustments:
Goodwill	(242,561)	(174,859)	(242,561)
Core deposit and other intangibles	(20,986)	(18,876)	(22,426)
Tangible common equity	$1,065,556	$588,595	$1,026,302
Common shares outstanding	47,331,680	32,067,356	47,220,743
Book value per common share	$28.08	$24.40	$27.35
Tangible book value per common share	$22.51	$18.35	$21.73
Total common shareholders' equity to total assets	11.1%	11.8%	11.5%
Tangible common equity to tangible assets	9.13%	9.11%	9.38%

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

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2021	2020	2020
Return on average tangible common equity
Total average common shareholders' equity	$1,303,493	$768,929	$966,336
Adjustments:
Average goodwill	(242,561)	(171,532)	(199,104)
Average intangibles, net	(21,695)	(18,152)	(22,659)
Average tangible common equity	$1,039,237	$579,245	$744,573
Net income applicable to FB Financial Corporation	$52,874	$745	$63,621
Return on average common shareholders' equity	16.5%	0.39%	6.58%
Return on average tangible common equity	20.6%	0.52%	8.54%

Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, North Alabama, Southern Kentucky, and North Georgia. As of March 31, 2021, our footprint included 81 full-service branches serving the following Tennessee Metropolitan Statistical Areas (“MSAs”): Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to a national internet delivery channel.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, unsecured credit lines, Federal Home Loan Bank (“FHLB”) advances, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate through our retail and online ConsumerDirect channels, as well as from mortgage servicing revenues.
Pandemic Update
During 2020, the COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. As certain restrictions began lifting and more businesses were allowed to open their doors in late 2020, we began to experience a slow improvement in commerce through much of our footprint, which continued into the first quarter of 2021 with further easing of restrictions and increasing availability of vaccinations. Despite the pickup in economic activity, commercial and consumer activity has not returned to pre-pandemic levels. Although we are cautiously optimistic, the long term effects of the pandemic on the global economy, the markets we serve and our business are unknown.

In response to the COVID-19 pandemic, the Company has taken several actions to offer various forms of support to our customers and communities impacted by the virus. In addition, the Company continues to take deliberate actions to ensure the continued health and strength of its balance sheet, including increases in liquidity and managing assets and liabilities in order to maintain a strong capital position.
Mergers and acquisitions
Franklin Financial Network, Inc.
On August 15, 2020, the Company completed its previously announced merger with Franklin Financial Network, Inc, and its wholly owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion. Total loans acquired included a non-strategic institutional portfolio with a fair value of $326.2 million the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31.3 million in cash consideration. The Company also issued replacement restricted stock units to replace those initially granted by Franklin in 2020 that did not vest upon change in control, with a total fair value of $0.7 million attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477.8 million in aggregate consideration.
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
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Our net income increased during the three months ended March 31, 2021 to $52.9 million from $0.7 million for the three months ended March 31, 2020. Diluted earnings per common share was $1.10 and $0.02 for the three months ended March 31, 2021 and 2020, respectively. Our net income represented a return on average assets ("ROAA") of 1.86% and 0.05% for the three months ended March 31, 2021 and 2020, respectively, and a return on average equity ("ROAE") of 16.5% and 0.39% for the same periods. Our ratio of return on average tangible common equity ("ROATCE") for the three months ended March 31, 2021 and 2020 was 20.6% and 0.52%, respectively.
These results were significantly impacted by the improvement in economic forecasts incorporated in our current expected credit losses ("CECL") loss rate model, leading to a reversal in our provisions for credit losses and unfunded commitments amounting to $13.9 million for the three months ended March 31, 2021 compared with a provision of $29.6 million for the three months ended March 31, 2020. Our results were also impacted by our acquisition of Farmers National during the three months ended March 31, 2020, resulting in merger expenses of $3.1 million during the first quarter of 2020. There were no business combinations during the three months ended March 31, 2021.

During the three months ended March 31, 2021, net interest income before provisions for credit losses increased to $82.6 million compared with $56.2 million in the three months ended March 31, 2020. Our net interest margin, on a tax-equivalent basis, decreased to 3.19% for the three months ended March 31, 2021 as compared to 3.92% for the three months ended March 31, 2020, influenced by sustained historically low interest rates during the current period.
Noninterest income for the three months ended March 31, 2021 increased by $24.0 million to $66.7 million, up from $42.7 million for prior year period. The increase in noninterest income was primarily driven by an increase in mortgage banking income of $22.6 million to $55.3 million.
Noninterest expense increased to $94.7 million for the three months ended March 31, 2021, compared with $68.6 million for the three months ended March 31, 2020. The increase in noninterest expense is reflective of the increase in mortgage commissions stemming from elevated business activity, as well as the impact of our acquisitions, including increases in salaries, commissions and personnel-related costs from the incremental head count.
Financial condition
Our total assets grew by 6.5% to $11.94 billion as of March 31, 2021, as compared to $11.21 billion as of December 31, 2020. This increase reflects increased liquidity in the form of cash and cash equivalents of $577.2 million to $1.90 billion as of March 31, 2021 from $1.32 billion as of December 31, 2020, in addition to an increase of $110.6 million in loans held for sale to $1.01 billion at March 31, 2021, compared to $0.90 billion at December 31, 2020.
We grew total deposits by $0.80 billion to $10.26 billion at March 31, 2021, compared to $9.46 billion at December 31, 2020.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. During the three months ended March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Previously disclosed results for the three months ended March 31, 2020 have been revised to reflect this realignment. See Note 12, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment increased in the three months ended March 31, 2021 to $52.1 million, compared to a loss of $7.2 million for the three months ended March 31, 2020. These results were primarily driven by increases in net interest income of $26.4 million to $82.6 million during the three months ended March 31, 2021 compared to $56.2 million during the three months ended March 31, 2020. Our provisions for credit losses on loans held for investment and unfunded loan commitments resulted in a reversal of $13.9 million of provision during the three months ended March 31, 2021 compared to expense of $29.6 million in the previous year. Noninterest income increased to $11.4 million in the three months ended March 31, 2021 as compared to $10.0 million in the three months ended March 31, 2020. Noninterest expense increased $11.9 million to $55.7 million for three months ended March 31, 2021, primarily due to our overall growth, including increased salaries, commissions and employee benefits expenses associated with incremental headcount following our acquisitions.
Mortgage
Income before taxes from the Mortgage segment increased to $16.3 million for the three months ended March 31, 2021 as compared to $8.0 million for the three months ended March 31, 2020 primarily due to increased gains on origination and sale of mortgage loans held for sale driven by an increase in sales margin during the three months ended March 31, 2021 when compared to the same period in the prior year. This contributed to an overall increase in mortgage banking income of $22.6 million to $55.3 million during the three months ended March 31, 2021 compared to $32.7 million for the three months ended March 31, 2020. Further discussion on the components of mortgage banking income is included under the subheading 'Noninterest income' included in this management's discussion and analysis.
Noninterest expense for the three months ended March 31, 2021 and 2020 was $39.0 million and $24.7 million, respectively. This increase during the three months ended March 31, 2021 is mainly attributable to the increase in business activity and the result of a conducive interest rate environment for refinancing during the period, which led to an increases in related commissions and incentives expenses.

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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2021 and 2020.
Net interest income
Net interest income is the most significant component of our earnings, generally comprising over 50% of our total revenues in a given period. Net interest income and margin are shaped by many factors, primarily the volume, term structure and mix of earning assets, funding mechanisms, and interest rate fluctuations. Other factors include accretion income on purchased loans, prepayment risk on mortgage and investment–related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding, net interest income, and margin.
In response to economic uncertainty related to the COVID-19 pandemic, short term interest rates have been at historic lows. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of March 31, 2021. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. Furthermore, the Federal Reserve has indicated it is committed to a target 0% - 0.25% range for Federal Funds through at least 2023. Additionally, the Federal Reserve maintained their commitment to open-ended purchases of Treasury securities and agency mortgage-backed securities. During the last half of 2020, the US Treasury yield curve steepened as long-term rates rose. As a result of the spread of COVID-19, economic uncertainties arose in the first quarter of 2020, which persisted into early 2021, negatively impacting net interest income. The potential impact of these conditions, if sustained, are unknown at this time.
Three months ended March 31, 2021 compared to three months ended March 31, 2020
On a tax-equivalent basis, net interest income increased $26.6 million to $83.4 million in the three months ended March 31, 2021 as compared to $56.8 million in the three months ended March 31, 2020. The increase in tax-equivalent net interest income in the three months ended March 31, 2021 was primarily driven by an increase in volume of loans held for investment as a result of the Franklin merger, coupled with a decrease in overall cost of deposits.
Interest income, on a tax-equivalent basis, was $95.6 million for the three months ended March 31, 2021, compared to $70.2 million for the three months ended March 31, 2020, an increase of $25.4 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $21.3 million to $83.1 million for the three months ended March 31, 2021 from $61.8 million for the three months ended March 31, 2020 primarily due to increased loan volume driven by growth in average loan balances of $2.51 billion. The growth in average loan balance reflects the addition of $2.43 billion in loans acquired in the Franklin merger in August of 2020. In addition, Paycheck Protection Plan ("PPP) loans contributed $172.1 million to the increase in average total loans held for investment.
The tax-equivalent yield on loans held for investment was 4.81%, down 72 basis points from the three months ended March 31, 2020. The decrease in yield was primarily due to the lower interest rate environment and was also impacted by lower-yielding PPP loans originated during the period. Contractual loan interest rates yielded 4.39% in the three months ended March 31, 2021 compared with 5.14% in the three months ended March 31, 2020. PPP loans contribute 9 basis points of this decline in contractual loan yield.

The components of our loan yield, a key driver to our net interest margin ("NIM") for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$75,828	4.39%	$57,382	5.14%
Origination and other loan fee income (2)	6,640	0.38%	2,589	0.23%
Accretion on purchased loans	(58)	—%	1,578	0.14%
Nonaccrual interest collections	657	0.04%	268	0.02%
Total loan yield	$83,067	4.81%	$61,817	5.53%
(1)Includes tax-equivalent adjustment.
(2)Includes $0.4 million of loan contractual interest and $1.60 million of loan fees related to PPP loans for the three months ended March 31, 2021.
Accretion on purchased loans contributed 0 and 11 basis points to the NIM for the three months ended March 31, 2021 and 2020, respectively. The decrease in accretion is due in part to the continued impact of purchase accounting resulting from our merger with Franklin, which after grossing up the amortized cost of purchased credit deteriorated loans, contributed a net premium of $11.3 million recorded as of August 15, 2020, to be amortized as a reduction to loan interest income. Contractual interest and origination fees on PPP loans attributed 8 basis points to the NIM for the three months ended March 31, 2021. We anticipate recognizing an estimated $1.4 million in remaining deferred origination fees, net of third party costs and deferred salaries, over the remaining life of the PPP loan portfolio.
Overall, our NIM, on a tax-equivalent basis, decreased to 3.19% during the three months ended March 31, 2021 from 3.92% in the three months ended March 31, 2020, driven by the lower interest rate environment and change in balance sheet mix, partially attributable to our acquisition of Franklin and impact of excess liquidity carried on our balance sheet.
Interest expense was $12.2 million for the three months ended March 31, 2021, a decrease of $1.2 million as compared to the three months ended March 31, 2020. The primary driver was the impact of the decrease in interest rates on deposits, resulting in total deposit interest expense decrease of $2.3 million to $9.8 million for the three months ended March 31, 2021, compared to $12.2 million for the three months ended March 31, 2020. The decrease was largely attributed to customer time deposits, which decreased to $3.0 million for the three months ended March 31, 2021 from $5.8 million for the three months ended March 31, 2020. The decrease in interest expense on customer time deposits was primarily driven by decreased interest rates as the average rate on customer time deposits decreased 105 basis points from 1.95% for the three months ended March 31, 2020 to 0.90% for the three months ended March 31, 2021. Total cost of deposits was 0.41% for the three months ended March 31, 2021 compared to 0.94% for the three months ended March 31, 2020. The decrease in interest expense from customer deposits was partially offset by an increase in interest expense on subordinated debt of $2.0 million associated with the increase in volume from our $100.0 million subordinated note offering and additional subordinated notes acquired from Franklin.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2021			2020
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$7,000,416	$83,067	4.81%	$4,495,069	$61,817	5.53%
Loans held for sale-mortgage	648,054	4,290	2.68%	214,150	1,990	3.74%
Loans held for sale-commercial	197,820	2,157	4.42%	—	—	—%
Securities:
Taxable	830,686	2,819	1.38%	512,774	3,056	2.40%
Tax-exempt (4)	334,303	2,646	3.21%	197,961	1,915	3.89%
Total Securities (4)	1,164,989	5,465	1.90%	710,735	4,971	2.81%
Federal funds sold	133,813	20	0.06%	107,489	245	0.92%
Interest-bearing deposits with other financial institutions	1,427,184	421	0.12%	287,499	1,082	1.51%
FHLB stock	31,461	157	2.02%	16,226	104	2.58%
Total interest earning assets (4)	10,603,737	95,577	3.66%	5,831,168	70,209	4.84%
Noninterest Earning Assets:
Cash and due from banks	172,756			64,438
Allowance for credit losses	(171,380)			(63,034)
Other assets (3)	903,670			576,845
Total noninterest earning assets	905,046			578,249
Total assets	$11,508,783			$6,409,417
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$2,746,355	$3,018	0.45%	$1,085,849	$2,179	0.81%
Money market deposits(7)	2,917,856	3,615	0.50%	1,383,229	3,971	1.15%
Savings deposits	369,600	53	0.06%	233,807	79	0.14%
Customer time deposits(7)	1,365,570	3,036	0.90%	1,205,385	5,843	1.95%
Brokered and internet time deposits(7)	49,764	104	0.85%	20,355	96	1.90%
Time deposits	1,415,334	3,140	0.90%	1,225,740	5,939	1.95%
Total interest bearing deposits	7,449,145	9,826	0.53%	3,928,625	12,168	1.25%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	31,342	36	0.47%	26,961	57	0.85%
Federal Home Loan Bank advances	—	—	—%	250,000	714	1.15%
Subordinated debt(6)	188,996	2,341	5.02%	30,930	421	5.47%
Other borrowings	5,924	6	0.41%	7,747	65	3.37%
Total other interest-bearing liabilities	226,262	2,383	4.27%	315,638	1,257	1.60%
Total interest-bearing liabilities	7,675,407	12,209	0.65%	4,244,263	13,425	1.27%
Noninterest bearing liabilities:
Demand deposits	2,348,814			1,284,331
Other liabilities	180,976			111,894
Total noninterest-bearing liabilities	2,529,790			1,396,225
Total liabilities	10,205,197			5,640,488
FB Financial Corporation common shareholders' equity	1,303,493			768,929
Noncontrolling interest	93			—
Shareholders' equity	1,303,586			768,929
Total liabilities and shareholders' equity	$11,508,783			$6,409,417
Net interest income (tax-equivalent basis)		$83,368			$56,784
Interest rate spread (tax-equivalent basis)			3.01%			3.57%
Net interest margin (tax-equivalent basis) (5)			3.19%			3.92%
Cost of total deposits			0.41%			0.94%
Average interest-earning assets to average interest-bearing liabilities			138.2%			137.4%
(1)Calculated using daily averages.

(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $6.6 million and $2.6 million, net (amortization) accretion of $(0.1) million and $1.6 million, and nonaccrual interest collections of $0.7 million and $0.3 million are included in interest income for the three months ended March 31, 2021 and 2020, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
(6)Includes $0.3 million of accretion on subordinated debt fair value mark for the three months ended March 31, 2021.
(7)Includes $0.9 million of interest rate premium accretion on money market deposits, $0.8 million on customer time deposits and $0.2 million on brokered and internet deposits for the three months ended March 31, 2021. Amounts in the prior year were not meaningful.

Rate/volume analysis
The tables below present the components of the changes in net interest income for the three months ended March 31, 2021 and 2020. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

	Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$29,728	$(8,478)	$21,250
Loans held for sale - residential	2,872	(572)	2,300
Loans held for sale - commercial	2,157	—	2,157
Securities available for sale and other securities:
Taxable	1,079	(1,316)	(237)
Tax Exempt(2)	1,079	(348)	731
Federal funds sold and balances at Federal Reserve Bank	4	(229)	(225)
Time deposits in other financial institutions	336	(997)	(661)
FHLB stock	76	(23)	53
Total interest income(2)	$37,332	$(11,964)	$25,368
Interest-bearing liabilities:
Interest bearing checking	1,825	(986)	839
Money market deposits(4)	1,901	(2,257)	(356)
Savings deposits	19	(45)	(26)
Customer time deposits(4)	356	(3,163)	(2,807)
Brokered and internet time deposits(4)	61	(53)	8
Securities sold under agreements to repurchase and federal funds purchased	5	(26)	(21)
Federal Home Loan Bank advances	—	(714)	(714)
Subordinated debt(3)	1,958	(38)	1,920
Other borrowings	(2)	(57)	(59)
Total interest expense	$6,123	$(7,339)	$(1,216)
Change in net interest income(2)	$31,209	$(4,625)	$26,584
(1) Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $6.6 million and $2.6 million, (amortization) accretion of $(0.1) million and $1.6 million, and nonaccrual interest collections of $0.7 million and $0.3 million, are included in interest income for the three months ended March 31, 2021 and 2020, respectively.
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3) Includes $0.3 million of accretion on subordinated debt fair value mark for the three months ended March 31, 2021.
(4) Includes $0.9 million of interest rate premium accretion on money market deposits, $0.8 million on customer time deposits and $0.2 million on brokered and internet deposits for the three months ended March 31, 2021. Amounts in the prior year were not meaningful.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses ("ACL") at an appropriate level under the current expected credit loss model. The (recovery of) provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates.
Three months ended March 31, 2021 compared to three months ended March 31, 2020
We recognized a reversal of provision for credit losses on loans held for investment for the three months ended March 31, 2021 of $11.6 million as compared to a expense of $28.0 million for the three months ended March 31, 2020. The reversal in total provision for credit losses was primarily the result of improving economic forecasts allowing for a reduction of our reserves. Although the portfolio benefited from improving economic forecasts in the first quarter of 2021, there is much uncertainty surrounding the impact of the COVID-19 pandemic, which may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
The Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. As such, the Company recorded a release to the provision for credit losses on unfunded commitments of $2.2 million for the three months ended March 31, 2021 compared to a provision of $1.6 million for the three months ended March 31, 2020.
As of March 31, 2021 and 2020, we determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended March 31, 2021 or 2020.

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
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Mortgage banking income	$55,332	$32,745
Service charges on deposit accounts	2,339	2,563
ATM and interchange fees	4,341	3,134
Investment services and trust income	2,008	1,697
Gain from securities, net	83	63
Gain on sales or write-downs of other real estate owned	496	51
Loss from other assets	(11)	(328)
Other	2,142	2,775
Total noninterest income	$66,730	$42,700
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Noninterest income amounted to $66.7 million for the three months ended March 31, 2021, an increase of $24.0 million, or 56.3%, as compared to $42.7 million for the three months ended March 31, 2020. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of mortgage servicing rights ("MSRs") and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $55.3 million and $32.7 million for the three months ended March 31, 2021 and 2020, respectively, representing a 69.0% increase year-over-year.
During the three months ended March 31, 2021, our mortgage operations had sales of $1.57 billion which generated a gain on sales margin of 3.68%. This compares to $1.04 billion and 2.92% for the three months ended March 31, 2020. The increase in gain on sales margin is a result of productive market conditions. The industry benefited greatly from declining interest rates in 2020, causing a sharp increase in interest rate lock commitment volume, which slowed in 2021 with higher interest rates. Mortgage banking income from gains on sale and related fair value changes increased to $53.7 million during the three months ended March 31, 2021 compared to $33.6 million for the three months ended March 31, 2020. Total interest rate lock volume decreased $204.7 million, or 9.8%, during the three months ended March 31, 2021 compared to the previous year. The volume mix of refinances and purchases also shifted during three months ended March 31, 2021 to 66.4% refinance volume compared with 78.5% during the same period in the previous year.
Our mortgage banking business is directly impacted by the interest rate environment, regulatory environment, consumer demand, economic conditions, and investor demand for mortgage securities. Mortgage production, especially refinance activity, declines in rising interest rate environments. While mortgage production volume began to decline in the first quarter of 2021, this is expected to persist throughout 2021 as interest rates rise, which could materially and adversely impact the profitability of our mortgage business.
Income from mortgage servicing of $6.9 million and $5.0 million for three months ended March 31, 2021 and 2020, respectively, was offset by declines in fair value of MSRs and related hedging activity of $5.3 million and $5.9 million in the three months ended March 31, 2021 and 2020, respectively.
The components of mortgage banking income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Mortgage banking income:
Origination and sales of mortgage loans	$57,893	$30,390
Net change in fair value of loans held for sale and derivatives	(4,229)	3,205
Change in fair value on MSRs	(5,263)	(5,868)
Mortgage servicing income	6,931	5,018
Total mortgage banking income	$55,332	$32,745
Interest rate lock commitment volume by line of business:
Consumer direct	$949,187	$1,314,625
Retail	939,863	779,155
Total	$1,889,050	$2,093,780
Interest rate lock commitment volume by purpose (%):
Purchase	33.6%	21.5%
Refinance	66.4%	78.5%
Mortgage sales	$1,572,070	$1,041,476
Mortgage sale margin	3.68%	2.92%
Closing volume	$1,757,932	$1,097,672
Outstanding principal balance of mortgage loans serviced	$10,113,716	$7,048,917

Income from ATM and interchange fees includes debit card interchange, ATM and other consumer fees. These fees increased $1.2 million to $4.3 million during the three months ended March 31, 2021 as compared to $3.1 million for the three months ended March 31, 2020. This increase is attributable to our growth in deposits and increased volume of transactions, which is partially attributed to our acquisitions completed in 2020. Though we have not experienced a decline yet, if our asset size remains over $10 billion in the second half of 2021, our ATM interchange fee income is expected to decline as a result of the Durbin amendment, which limits interchange fees banking institutions with asset sizes greater than $10 billion are permitted to charge.

Other noninterest income for the three months ended March 31, 2021 decreased $0.6 million to $2.1 million as compared to other noninterest income of $2.8 million for three months ended March 31, 2020. This decrease reflects a loss on commercial loans held for sale acquired from Franklin of $0.9 million related to changes in fair value for the three months ended March 31, 2021.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Salaries, commissions and employee benefits	$64,571	$43,622
Occupancy and equipment expense	5,849	4,178
Legal and professional fees	2,434	1,558
Data processing	2,319	2,453
Merger costs	—	3,050
Amortization of core deposit and other intangibles	1,440	1,203
Advertising	2,253	2,389
Other expense	15,832	10,106
Total noninterest expense	$94,698	$68,559

Three months ended March 31, 2021 compared to three months ended March 31, 2020
Noninterest expense increased by $26.1 million during the three months ended March 31, 2021 to $94.7 million as compared to $68.6 million in the three months ended March 31, 2020. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 68.2% and 63.6% of total noninterest expense in the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, salaries and employee benefits expense increased $20.9 million, or 48.0%, to $64.6 million as compared to $43.6 million for the three months ended March 31, 2020. Included in the $20.9 million increase was an increase of $5.4 million in commissions, $4.0 million in accrued bonuses and $8.3 million employee salaries. These increases were mainly driven by our increase in headcount as a result of our mergers in addition to increased mortgage activity. Our full-time equivalent ("FTE") employees increased to 1,882 as of March 31, 2021 from 1,475 as of March 31, 2020. Also included in total salaries, commissions and employee benefits expense was an increase of $1.7 million in payroll taxes resulting from the increase in FTE's previously discussed.
Costs resulting from our equity compensation grants during the three months ended March 31, 2021 and 2020 amounted to $2.7 million and $1.9 million, respectively. These grants comprise restricted stock units granted to all new full-time associates each year in addition to annual performance grants, employment agreement grants and grants resulting from acquisition. Additionally, during 2020 we began granting performance-based stock units, which resulted in $0.2 million and $0.1 million in expense during the three months ended March 31, 2021 and 2020, respectively.
Occupancy and equipment expense increased $1.7 million to $5.8 million during the three months ended March 31, 2021 as compared to $4.2 million in the three months ended March 31, 2020. This increase is related to increased leased property and maintenance costs which increased as a result of our merger activity and additional locations.
Merger costs amounted to $3.1 million for the three months ended March 31, 2020 related to our acquisition of Farmers National, which closed February 14, 2020. There was no such merger activity in the first quarter of 2021.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $5.7 million during the three months ended March 31, 2021 to $15.8 million compared to $10.1 million during the three months ended March 31, 2020. The increase reflects a $1.1 million increase in mortgage servicing expenses, increased regulatory and other costs associated with our growth, including the impact of our acquisitions.
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
Our efficiency ratio was 63.4% and 69.3% for the three months ended March 31, 2021 and 2020, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 63.0% and 65.7% for the three months ended March 31, 2021 and 2020, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended March 31,		Year ended December 31,
	2021	2020	2020
Return on average total assets	1.86%	0.05%	0.75%
Return on average shareholders' equity	16.5%	0.39%	6.58%
Dividend payout ratio	10.0%	384.7%	22.8%
Average shareholders’ equity to average assets	11.3%	12.0%	11.5%

As previously discussed, during the three months ended March 31, 2021, we recognized a reversal in our provisions for credit losses of $13.9 million, which contributed to an improvement in return on average total assets of 1.86% for the three months ended March 31, 2021. This compares to provisions for credit losses of $29.6 million for the three months ended March 31, 2020 as a result of the onset of COVID-19 and impact on the macroeconomic forecasts included in our CECL model, which resulted in a return on average assets of 0.05%. Our return on average shareholders’ equity was 16.5% for the three months ended March 31, 2021, as compared to 0.39% for the three months ended March 31, 2020.
Income taxes
We recorded an income tax expense of $15.6 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. This represents effective tax rates of 22.77% and 9.70% for the three months ended March 31, 2021 and 2020, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and tax credits, and additional deductions for equity-based compensation upon the distribution of restricted stock units. The effective tax rate was unusually low for the three months ended March 31, 2020 as these items represented a much larger portion of pre-tax income than what we have experienced in other quarters.
We are subject to Internal Revenue Code Section 162(m), which limits the deductibility of compensation of certain individuals. The restricted stock unit plans that existed prior to coming a public company will have payments in 2021 after the reliance period defined in the Section 162 regulations. Under the limitations of IRC Section 162(m), we will not be able to realize the deferred tax asset established on certain restricted stock units granted to these covered individuals. Therefore, a valuation allowance was established in the first quarter of 2021 related to our inability to take the benefit of the exercise of the restricted stock units. It is our policy to apply the IRC Section 162(m) limitations to stock based compensation first; therefore, the first quarter 2021 nondeductible IRC Section 162(m) expense was related to cash compensation and expense on the exercised restricted stock units that were above the limit as defined in IRC Section 162(m).

Financial condition
The following discussion of our financial condition compares balances as of March 31, 2021 with December 31, 2020.
Total assets
Our total assets were $11.94 billion at March 31, 2021, compared to total assets of $11.21 billion as of December 31, 2020. This increase included increased levels of liquidity as we held cash and cash equivalents of $1.90 billion at March 31, 2021, an increase of $0.58 billion from $1.32 billion as of December 31, 2020. Also included in the change from December 31, 2020 was an increase of $151.0 million in mortgage loans held for sale.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 59.0% and 63.2% of our total assets as of March 31, 2021 and December 31, 2020, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “participated loans”). At March 31, 2021 and December 31, 2020, loans held for investment included approximately $202.5 million and $206.8 million, respectively, related to purchased participation loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans by type
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	As of March 31,		As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial (1)	$1,292,530	18%	$1,346,122	19%
Construction	1,120,585	16%	1,222,220	17%
Residential real estate:
1-to-4 family	1,078,618	15%	1,089,270	15%
Line of credit	394,510	6%	408,211	6%
Multi-family	271,839	4%	175,676	2%
Commercial real estate:
Owner-Occupied	936,473	13%	924,841	13%
Non-Owner Occupied	1,652,638	24%	1,598,979	23%
Consumer and other	300,149	4%	317,640	5%
Total loans	$7,047,342	100%	$7,082,959	100%
(1)Includes $145.7 million and $212.6 million of loans originated as part of the PPP as of March 31, 2021 and December 31, 2020, respectively.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2021 and December 31, 2020, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. While most industries have and are expected to continue to experience adverse impacts as a result of COVID–19, certain industries present more risk than others. The following presents industry loan categories considered to be “of concern” in relation to our total portfolio as of March 31, 2021 and December 31, 2020.

		Approximate % of total loans
Industry	Description of components	March 31, 2021	December 31, 2020
Retail lending	Includes non-owner occupied CRE, automobile, recreational vehicle and boat dealers, gas stations and convenience stores, pharmacies and drug stores, and sporting goods.	8.9%	8.7%
Healthcare	Includes assisted living, nursing and continuing care, medical practices, social assistance, mental health and substance abuse centers.	4.5%	4.9%
Hotel	Vast majority of hotel exposure is built around long-term successful hotel operators and strong flags located within our banking footprint.	4.8%	4.9%
Other leisure	Includes marinas, recreational vehicle parks and campgrounds, fitness and recreational sports centers, sports teams and clubs, historical sites, and theaters.	1.7%	1.7%
Transportation	Includes trucking exposure made up of truckload operators, equipment lessors to owner/operators, and local franchisees of major national trucking companies. Also includes air travel (no commercial airlines) and support and to a lesser extent, consumer charter and transportation and warehousing.	1.6%	1.6%
Restaurants	Majority made up of full service restaurants with no major concentration by operator or brand. Also includes limited service restaurants and bars.	2.3%	2.0%
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
The table below shows concentration ratios for the Bank and Company as of March 31, 2021 and December 31, 2020, which both were within the stated thresholds.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
March 31, 2021
Construction	87.5%	86.4%
Commercial real estate	239.2%	236.1%
December 31, 2020
Construction	93.1%	96.9%
Commercial real estate	228.3%	237.7%

Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The PPP is administered by the SBA, and loans we originated as part of the PPP may be forgiven by the SBA under a set of defined rules. These federally guaranteed loans were intended to provide up to 24 weeks of payroll and other operating costs as a source of aid to small- and medium-sized businesses. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. Excluding PPP loans totaling $145.7 million and $212.6 million as of March 31, 2021 and December 31, 2020, respectively, our commercial and industrial loans comprised $1.15 billion, or 17% and $1.13 billion, or 16%, respectively, of our loans held for investment.
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
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of March 31, 2021 and December 31, 2020. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments. As of March 31, 2021 and December 31, 2020, the Company had $22.2 million and $22.4 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of March 31, 2021
Commercial and industrial	$451,452	$680,665	$160,413	$1,292,530
Commercial real estate:
Owner occupied	124,430	474,253	337,790	936,473
Non-owner occupied	179,626	743,939	729,073	1,652,638
Residential real estate:
1-to-4 family	298,935	312,121	467,562	1,078,618
Line of credit	168,863	50,351	175,296	394,510
Multi-family	10,499	153,954	107,386	271,839
Construction	583,083	387,573	149,929	1,120,585
Consumer and other	27,728	73,459	198,962	300,149
Total ($)	$1,844,616	$2,876,315	$2,326,411	$7,047,342
Total (%)	26.2%	40.8%	33.0%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2020
Commercial and industrial	$225,384	$955,847	$164,891	$1,346,122
Commercial real estate:
Owner occupied	114,993	453,426	356,422	924,841
Non-owner occupied	134,846	770,849	693,284	1,598,979
Residential real estate:
1-to-4 family	78,600	361,804	648,866	1,089,270
Line of credit	27,970	82,084	298,157	408,211
Multi-family	6,291	74,139	95,246	175,676
Construction	613,153	384,124	224,943	1,222,220
Consumer and other	29,051	77,398	211,191	317,640
Total ($)	$1,230,288	$3,159,671	$2,693,000	$7,082,959
Total (%)	17.4%	44.6%	38.0%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of March 31, 2021 and December 31, 2020.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2021
Commercial and industrial	$497,372	$343,706	$841,078
Commercial real estate:
Owner occupied	529,531	282,512	812,043
Non-owner occupied	622,257	850,755	1,473,012
Residential real estate:
1-to-4 family	626,189	153,494	779,683
Line of credit	2,384	223,263	225,647
Multi-family	96,131	165,209	261,340
Construction	150,546	386,956	537,502
Consumer and other	252,404	20,017	272,421
Total ($)	$2,776,814	$2,425,912	$5,202,726
Total (%)	53.4%	46.6%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
Commercial and industrial	$577,567	$543,171	$1,120,738
Commercial real estate:
Owner occupied	534,035	275,813	809,848
Non-owner occupied	609,100	855,033	1,464,133
Residential real estate:
1-to-4 family	809,012	201,658	1,010,670
Line of credit	4,647	375,594	380,241
Multi-family	86,232	83,153	169,385
Construction	182,761	426,306	609,067
Consumer and other	267,263	21,326	288,589
Total ($)	$3,070,617	$2,782,054	$5,852,671
Total (%)	52.5%	47.5%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2021 and December 31, 2020.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2021
One year or less	$751,239	$1,093,377	$1,844,616
One to five years	1,746,903	1,129,412	2,876,315
More than five years	1,029,911	1,296,500	2,326,411
Total ($)	$3,528,053	$3,519,289	$7,047,342
Total (%)	50.1%	49.9%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
One year or less	$321,315	$908,973	$1,230,288
One to five years	1,906,319	1,253,352	3,159,671
More than five years	1,164,298	1,528,702	2,693,000
Total ($)	$3,391,932	$3,691,027	$7,082,959
Total (%)	47.9%	52.1%	100.0%
Of the loans shown above with floating interest rates, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of March 31, 2021
Loans with current rates above floors:
1-25 bps	$71,554	20.44	$195,046	16.49	$60,740	16.84	$327,340	17.42
26-50 bps	7,670	50.00	2,429	49.68	68,229	33.04	78,328	35.21
51-75 bps	508	74.99	4,745	73.13	16,056	72.04	21,309	72.35
76-100 bps	491	100.00	543	96.50	5,518	93.59	6,552	94.31
101-125 bps	386	121.62	147	124.82	1,958	121.00	2,491	121.32
126-150 bps	44	150.00	11,269	137.12	3,277	145.22	14,590	138.98
151-200 bps	1,141	183.95	1,576	178.92	6,018	176.99	8,735	178.25
201-250 bps	—	—	368	247.49	920	239.69	1,288	241.92
251 bps and above	867	275.00	761	283.31	2,445	296.55	4,073	289.49
Total loans with current rates above floors	$82,661	29.46	$216,884	27.15	$165,161	46.46	$464,706	34.42
Loans with current rates below floors:
1-25 bps	$69,855	21.61	$75,288	17.89	$41,851	18.37	$186,994	19.39
26-50 bps	53,827	48.71	81,617	43.75	128,209	42.68	263,653	44.24
51-75 bps	100,825	74.17	43,899	70.76	120,999	65.22	265,723	69.53
76-100 bps	75,464	95.24	141,213	88.58	102,214	91.21	318,891	91.00
101-125 bps	38,498	124.03	42,618	122.65	91,592	117.30	172,708	120.12
126-150 bps	54,097	141.26	37,352	138.05	118,997	138.83	210,446	139.32
151-200 bps	57,325	175.88	61,987	179.80	94,347	176.95	213,659	177.49
201-250 bps	8,931	225.58	30,795	226.41	72,219	219.19	111,945	221.69
251 bps and above	17,278	367.28	37,599	287.12	48,449	308.01	103,326	310.32
Total loans with current rates below floors	$476,100	104.30	$552,368	108.31	$818,877	119.88	$1,847,345	112.41

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off on as an adjustment to interest income amounted to $465 and $120 for the three months ended March 31, 2021 and 2020, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.7 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, we had $91.4 million and $84.2 million, respectively, in nonperforming assets. In addition to loans held for investment, nonperforming assets included commercial loans held for sale that were past due 90 days or more or not accruing interest. These nonperforming commercial loans held for sale represent a pool of shared national credits and institutional healthcare loans that were acquired during 2020 in our acquisition of Franklin and amounted to $12.8 million and $6.5 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, other real estate owned included $6.4 million and $5.7 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets, included other repossessed non-real estate amounted to $1.2 million as of both March 31, 2021 and December 31, 2020.
Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At March 31, 2021 and December 31, 2020, there were $143.1 million and $151.2 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheets as of March 31, 2021 or December 31, 2020.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of March 31,		As of December 31,
(dollars in thousands)	2021	2020	2020
Loan Type
Commercial and industrial	$14,247	$4,312	$16,335
Construction	5,584	1,622	4,626
Residential real estate:
1-to-4 family mortgage	15,184	9,128	16,393
Residential line of credit	2,867	1,252	1,996
Multi-family mortgage	55	—	57
Commercial real estate:
Owner occupied	12,872	1,904	7,948
Non-owner occupied	12,064	9,767	12,471
Consumer and other	3,363	3,021	4,630
Total nonperforming loans held for investment	66,236	31,006	64,456
Loans held for sale	12,779	—	6,489
Other real estate owned	11,177	17,072	12,111
Other	1,230	1,188	1,170
Total nonperforming assets	$91,422	$49,266	$84,226
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.94%	0.68%	0.91%
Total nonperforming assets as a percentage of total assets	0.77%	0.74%	0.75%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.09%	0.10%	0.12%
Loans restructured as troubled debt restructurings	$26,095	$11,566	$15,988
Troubled debt restructurings as a percentage of total loans held for investment	0.37%	0.25%	0.23%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $13.2 million at March 31, 2021 as compared to $27.0 million at December 31, 2020.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale resulting from the consolidation of our facilities resulting from our mergers. These properties are carried at the lower of cost or fair value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “Gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. During the three months ended March 31, 2021, other real estate owned included write-downs and partial liquidations of $0.3 million, which combined with gains on sales of other real estate, resulted in net gains of $0.5 million. During the three months ended March 31, 2020, other real estate owned included write-downs and partial liquidations of $0.1 million, which combined with net gains on sales of other real estate owned, resulted in a net gain $0.1 million.

Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan
Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further stipulated that a qualified loan modification was exempt by law from classification as a troubled debt restructuring (“TDR”), from the period beginning March 1, 2020 until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic is terminated. Section 541 of the CAA extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.
We have numerous customers that have experienced financial distress as a direct result of COVID-19, and in response we offered financial relief in the form of a payment deferral program to assist our customers through these unprecedented times. The majority of these modifications were consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act and did not qualify as TDRs. As of March 31, 2021 and December 31, 2020, the total amortized cost of loans deferred as part of this program that were no longer in deferral status amounted to $1.39 billion and $1.40 billion, respectively. As of March 31, 2021 and December 31, 2020, recorded balances in total loans remaining in deferral status under our program amounted to $152.2 million and $202.5 million, respectively. Additionally, we service mortgages on behalf of Fannie Mae, Freddie Mac and Ginnie Mae, and as of March 31, 2021 and December 31, 2020, approximately 5% and 6%, respectively, of customers serviced on behalf of the aforementioned companies were receiving forbearance assistance. The payment deferrals program differs from forbearance, in that all deferred payments are not normally due at the end of the deferral period. Instead, the payment due date is advanced to a future time period. Generally, interest continues to accrue on loans during the deferral period, unless the loan is on nonaccrual. The vast majority of our loans in deferral status are considered performing loans, and we anticipate collecting on these balances. We remain proactive in monitoring our loans in deferral status by reaching out to our borrowers with payment deferrals to determine their financial capacity and whether additional payment deferrals or other loan modifications are necessary.
Classified loans
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze loans that share similar risk characteristics collectively and loans that do not share similar risk characteristics are evaluated individually. Pass loans include those management considers acceptable risk, watch and special mention. Classified loans include those considered substandard and doubtful. As of March 31, 2021 and December 31, 2020, Pass category loans in the tables below include Special Mention loans with a total amortized cost of $79.4 million and $102.4 million, respectively. See Note 4, “Loans and allowance for credit losses” in the notes to our consolidated financial statements for a description of these risk categories.

The following tables set forth information related to the credit quality of our loan portfolio as of the dates presented.

Loan type (dollars in thousands)	Pass	Classified	Total
As of March 31, 2021
Commercial and industrial	$1,255,260	$37,270	$1,292,530
Construction	1,111,070	9,515	1,120,585
Residential real estate:
1-to-4 family mortgage	1,055,505	23,113	1,078,618
Residential line of credit	389,110	5,400	394,510
Multi-family mortgage	271,784	55	271,839
Commercial real estate:
Owner occupied	908,344	28,129	936,473
Non-owner occupied	1,605,415	47,223	1,652,638
Consumer and other	294,266	5,883	300,149
Total loans	$6,890,754	$156,588	$7,047,342

Loan type (dollars in thousands)	Pass	Classified	Total
As of December 31, 2020
Commercial and industrial	$1,306,776	$39,346	$1,346,122
Construction	1,213,505	8,715	1,222,220
Residential real estate:
1-to-4 family mortgage	1,065,093	24,177	1,089,270
Residential line of credit	402,859	5,352	408,211
Multi-family mortgage	175,619	57	175,676
Commercial real estate:
Owner occupied	898,282	26,559	924,841
Non-owner occupied	1,578,184	20,795	1,598,979
Consumer and other	310,418	7,222	317,640
Total loans	$6,950,736	$132,223	$7,082,959

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
The allowance for credit losses was $158.0 million and $170.4 million and represented 2.24% and 2.41% of loans held for investment at March 31, 2021 and December 31, 2020, respectively. Excluding PPP loans with a recorded investment totaling $145.7 million and $212.6 million, our ACL as a percentage of total loans held for investment would have been 5 and 7 basis points higher as of March 31, 2021 and December 31, 2020, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
In addition, we evaluated for changes in reasonable and supportable forecasts of macroeconomic variables during the three months ended March 31, 2021, primarily due to the impact of the COVID-19 pandemic, which resulted in projected decrease in lifetime losses and overall decrease in the ACL. Specifically, we performed additional qualitative evaluations for certain categories within our loan portfolio, in line with our established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic.
We also maintain an allowance for credit losses on unfunded commitments, which decreased to $14.2 million as of March 31, 2021 from $16.4 million as of December 31, 2020, also as a result of the improving macroeconomic forecasts incorporated into our CECL loss rate model.
The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	As of March 31,		As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$14,643	18%	$14,748	19%
Construction	38,622	16%	58,477	17%
Residential real estate:
1-to-4 family mortgage	19,572	15%	19,220	15%
Residential line of credit	9,268	6%	10,534	6%
Multi-family mortgage	11,657	4%	7,174	2%
Commercial real estate:
Owner occupied	3,609	13%	4,849	13%
Non-owner occupied	50,179	24%	44,147	23%
Consumer and other	10,404	4%	11,240	5%
Total allowance	$157,954	100%	$170,389	100%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2021	2020	2020
Allowance for credit losses at beginning of period	$170,389	$31,139	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	—	30,888	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	—	558	558
Charge-offs:
Commercial and industrial	(277)	(1,234)	(11,735)
Construction	(29)	—	(18)
Residential real estate:
1-to-4 family mortgage	(133)	(242)	(403)
Residential line of credit	(15)	—	(22)
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	—	(209)	(304)
Non-owner occupied	—	—	(711)
Consumer and other	(716)	(726)	(2,112)
Total charge-offs	$(1,170)	$(2,411)	$(15,305)
Recoveries:
Commercial and industrial	$129	$88	$1,712
Construction	—	—	205
Residential real estate:
1-to-4 family mortgage	24	24	122
Residential line of credit	6	15	125
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	13	14	83
Non-owner occupied	—	—	—
Consumer and other	195	193	756
Total recoveries	$367	$334	$3,003
Net charge-offs	(803)	(2,077)	(12,302)
Provision for credit losses	(11,632)	27,964	94,606
Initial allowance for credit losses on loans purchased with credit deterioration	—	669	25,500
Allowance for credit losses at the end of period	$157,954	$89,141	$170,389
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.05)%	(0.19)%	(0.22)%
Allowance for credit losses as a percentage of loans at end of period(a)	2.24%	1.95%	2.41%
Allowance for credit losses as a percentage of nonperforming loans at end of period(a)	238.5%	287.5%	264.3%
(a) Excludes reserve for credit losses on unfunded commitments of $14.2 million, $16.4 million, and $4.6 million recorded in accrued expenses and other liabilities at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Loans held for sale
Commercial loans held for sale
On August 15, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. The loans had a fair value of $175.0 million as of March 31, 2021 compared to $215.4 million as of December 31, 2020. The decrease is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs. This decrease also includes a change in fair value amounting to a loss of $0.9 million, which is included in 'other noninterest income' on the consolidated statement of income.
Mortgage loans held for sale
Mortgage loans held for sale were $834.8 million at March 31, 2021 compared to $683.8 million at December 31, 2020. Interest rate lock volume for the three months ended March 31, 2021 and 2020, totaled $1.89 billion and $2.09 billion, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The decrease in interest rate lock volume for the three months ended March 31, 2021, reflects the impact of interest rate increases in the first quarter of 2021 compared with the same period in the prior year, which benefited from the lower interest rate environment. Interest rate lock commitments in the pipeline were $1.06 billion as of March 31, 2021 compared with $1.19 billion as of December 31, 2020.
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
Total deposits were $10.26 billion and $9.46 billion as of March 31, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits at March 31, 2021 and December 31, 2020 were $2.43 billion and $2.27 billion, respectively, while interest-bearing deposits were $7.83 billion and $7.18 billion at March 31, 2021 and December 31, 2020, respectively. Brokered and internet time deposits at March 31, 2021 decreased by $23.8 million to $37.7 million compared with $61.6 million at December 31, 2020. This decrease is a result of our balance sheet management and focus on replacing brokered time deposits with less costly funding sources.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $170.9 million and $148.0 million at March 31, 2021 and December 31, 2020, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $1.98 billion at March 31, 2021, compared to $1.68 billion at December 31, 2020.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 15, "Related party transactions" in the notes to our consolidated financial statements included in this Report. Management continues to focus on growing noninterest-bearing deposits while allowing more costly funding sources to mature.

Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.
The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of March 31,			As of December 31,
	2021			2020
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,431,077	24%	—%	$2,274,103	24%	—%
Interest-bearing demand	3,097,648	30%	0.45%	2,491,765	26%	0.61%
Money market	2,951,111	29%	0.50%	2,902,230	30%	0.76%
Savings deposits	396,620	4%	0.06%	352,685	4%	0.08%
Customer time deposits	1,342,717	13%	0.90%	1,375,695	15%	1.52%
Brokered and internet time deposits	37,713	—%	0.85%	61,559	1%	0.90%
Total deposits	$10,256,886	100%	0.41%	$9,458,037	100%	0.62%
Customer Time Deposits
0.00-0.50%	$598,621	45%		$454,429	34%
0.51-1.00%	250,249	19%		253,883	18%
1.01-1.50%	142,579	11%		155,755	11%
1.51-2.00%	98,239	7%		169,414	12%
2.01-2.50%	127,909	9%		159,699	12%
Above 2.50%	125,120	9%		182,515	13%
Total customer time deposits	$1,342,717	100%		$1,375,695	100%
Brokered and Internet Time Deposits
0.00-0.50%	$—	—%		$—	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	595	1%		5,660	9%
1.51-2.00%	26,002	69%		42,311	69%
2.01-2.50%	4,815	13%		5,312	9%
Above 2.50%	6,301	17%		8,276	13%
Total brokered and internet time deposits	37,713	100%		61,559	100%
Total time deposits	$1,380,430			$1,437,254

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$246,130	$112,488	$358,618
Over Three to Six	205,811	97,814	303,625
Over Six to Twelve	201,488	123,839	325,327
Over Twelve	265,450	127,410	392,860
Total	$918,879	$461,551	$1,380,430

	As of December 31, 2020
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$203,202	$123,080	$326,282
Over Three to Six	228,585	106,223	334,808
Over Six to Twelve	255,486	132,240	387,726
Over Twelve	254,672	133,766	388,438
Total	$941,945	$495,309	$1,437,254

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
The following table shows the carrying value of our total securities available for sale by investment type and the relative percentage of each investment type for the dates indicated:

	As of March 31,		As of December 31,
	2021		2020
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. government agency securities	$—	—%	$2,003	—%
Mortgage-backed securities - residential	838,708	69%	773,336	67%
Mortgage-backed securities - commercial	20,635	2%	21,588	2%
Municipal securities	348,776	28%	356,329	30%
U.S. Treasury securities	14,576	1%	16,628	1%
Corporate securities	2,483	—%	2,516	—%
Total securities available for sale	$1,225,178	100%	$1,172,400	100%
The fair value of our available-for-sale debt securities portfolio at March 31, 2021 was $1.23 billion compared to $1.17 billion at December 31, 2020. During the three months ended March 31, 2021 and 2020, we purchased $131.3 million and $29.6 million in investment securities, respectively. There were no sales of securities sold during the three months ended March 31, 2021 and 2020. Maturities and calls of securities totaled $61.0 million and $27.7 million, respectively. As of March 31, 2021 and December 31, 2020, net unrealized gains of $19.2 million and $34.6 million, respectively, were in included in the fair value of available-for-sale debt securities.
As of March 31, 2021 and 2020, the Company had $4.7 million and $4.6 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds. The change in the fair value of equity securities resulted in a net gain of $76.0 thousand and $63.0 thousand during the three months ended March 31, 2021 and 2020, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of March 31,			As of December 31,
	2021			2020
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)

Treasury securities:
Maturing within one year	$14,576	1.2%	1.60%	$16,628	1.4%	1.57%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	14,576	1.2%	1.60%	16,628	1.4%	1.57%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	2,003	0.2%	2.64%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	—	—%	—%	2,003	0.2%	2.64%
Municipal securities
Maturing within one year	22,084	1.8%	1.55%	19,034	1.6%	1.07%
Maturing in one to five years	20,613	1.7%	1.77%	24,184	2.1%	2.06%
Maturing in five to ten years	36,394	3.0%	2.83%	37,313	3.2%	2.76%
Maturing after ten years	269,685	22.0%	3.22%	275,798	23.5%	3.12%
Total obligations of state and municipal subdivisions	348,776	28.5%	2.98%	356,329	30.4%	3.07%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	4,458	0.4%	2.60%	2,975	0.3%	3.12%
Maturing in five to ten years	27,838	2.3%	2.59%	30,596	2.6%	2.47%
Maturing after ten years	827,047	67.4%	1.50%	761,353	64.9%	1.45%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	859,343	70.1%	1.54%	794,924	67.8%	1.50%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	500	—%	5.00%	500	—%	5.00%
Maturing in five to ten years	1,983	0.2%	4.19%	2,016	0.2%	4.19%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	2,483	0.2%	4.35%	2,516	0.2%	4.35%
Total investment securities	$1,225,178	100.0%	1.90%	$1,172,400	100.0%	2.29%
(1)Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale
As of March 31, 2021
Mortgage-backed securities - residential	$834,335	$10,971	$(6,598)	$838,708
Mortgage-backed securities - commercial	19,888	757	(10)	20,635
Municipal securities	334,730	14,515	(469)	348,776
U.S. Treasury securities	14,480	96	—	14,576
Corporate securities	2,500	—	(17)	2,483
	$1,205,933	$26,339	$(7,094)	$1,225,178
As of December 31, 2020
US Government agency securities	$2,000	$3	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	21,588
Municipal securities	336,543	19,806	(20)	356,329
U.S. Treasury securities	16,480	148	—	16,628
Corporate securities	2,500	17	(1)	2,516
	$1,137,848	$35,376	$(824)	$1,172,400
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
The following table sets forth our total borrowings segmented by years to maturity as of March 31, 2021:

	March 31, 2021
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
March 31, 2022	$29,234	16%	0.34%
March 31, 2023	—	—%	—%
March 31, 2024	—	—%	—%
March 31, 2025	—	—%	—%
March 31, 2026	—	—%	—%
Thereafter	149,369	84%	4.60%
Total	$178,603	100%	3.94%
Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $29.2 million and $32.2 million at March 31, 2021 and December 31, 2020, respectively.

Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of March 31, 2021 and December 31, 2020, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (3.35% and 3.40% at March 31, 2021 and December 31, 2020, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (3.45% and 3.50% at March 31, 2021 and December 31, 2020, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
Additionally, during 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company has classified the issuance, net of unamortized issuance costs of $1.7 million and $1.8 million, as Tier 2 capital at March 31, 2021 and December 31, 2020, respectively.
We also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued by Franklin in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). During the three months ended March 31, 2021, we redeemed the $40.0 million March 2026 Subordinated Notes in full. Additionally, during the three months ended March 31, 2021, we recorded accretion of a purchase accounting premium of $0.3 million as a reduction to interest expense on borrowings. The remaining July 2026 Subordinated Notes currently pay interest semi-annually, and will begin resetting interest rates on a quarterly basis after July 1, 2021. For years six through ten, interest for the July 2026 Subordinated Notes will be based on the 3-month LIBOR plus 6.04%. We are entitled to redeem in whole or in part after the fifth anniversary of note issuance. There was $20,000 and $60.0 million related to these issuances included as Tier 2 capital as of March 31, 2021 and December 31, 2020, respectively.
Other borrowings
During the first quarter of 2020, we had total borrowings against a credit line in the amount $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. The line of credit matured on February 21, 2021 and was repaid in full. Other borrowings on our consolidated balance sheets also includes our finance lease liability totaling $1.6 million as of both March 31, 2021 and December 31, 2020. See Note 6, "Leases" within the Notes to our consolidated financial statements for additional information regarding our finance lease.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of March 31, 2021 and December 31, 2020, securities with a carrying value of $869.4 million and $804.8 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances ("CMAs") or other advances with the FHLB as of March 31, 2021 or December 31, 2020. There was $1.29 billion and $1.18 billion as of March 31, 2021 and December 31, 2020, respectively available to borrow against.
We also maintain lines of credit with other commercial banks totaling $345.0 million and $335.0 million as of March 31, 2021 and December 31, 2020, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines as of March 31, 2021 or December 31, 2020.

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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions ("TDFI"). Based upon this regulation, as of March 31, 2021 and December 31, 2020, $81.1 million and $185.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2021, there were $75.0 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to March 31, 2021, the board approved a dividend from the Bank to the holding company for $35.0 million that did not require approval from the TDFI. No dividends from the Bank to the Company were paid during the three months ended March 31, 2020.
During the three months ended March 31, 2021, the Company declared and paid shareholder dividends of 0.11 per share, or $5.3 million. During the three months ended March 31, 2020, the Company declared and paid dividends of $0.09 per share, or $2.9 million, respectively. Subsequent to March 31, 2021, the Company declared a quarterly dividend in the amount of $0.11 per share, payable on May 24, 2021, to stockholders of record as of May 10, 2021.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 initial public offering, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. No such expenses were incurred during the three months ended March 31, 2021 and 2020.
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

The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of March 31, 2021 and December 31, 2020, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes (1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
March 31, 2021
Total capital (to risk weighted assets)
FB Financial Corporation	$1,353,195	14.6%	$972,054	10.5%	N/A	N/A
FirstBank	$1,316,420	14.2%	$970,431	10.5%	$924,220	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,138,657	12.3%	$786,901	8.5%	N/A	N/A
FirstBank	$1,121,997	12.1%	$785,587	8.5%	$739,376	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,138,657	10.1%	$450,971	4.0%	N/A	N/A
FirstBank	$1,121,997	10.0%	$450,889	4.0%	$563,611	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,108,657	12.0%	$648,036	7.0%	N/A	N/A
FirstBank	$1,121,997	12.1%	$646,954	7.0%	$600,743	6.5%
December 31, 2020
Total capital (to risk weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	$1,353,279	14.9%	$951,327	10.5%	$906,026	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	$1,142,548	12.6%	$770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	$1,142,548	10.5%	$435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	$1,142,548	12.6%	$634,218	7.0%	$588,917	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
U.S. Basel III measures capital strength in three tiers and incorporates risk-adjusted assets to determine the risk-based capital ratios. Our common equity tier 1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities and derivative instruments, net of tax. Tier 1 capital is primarily comprised of common equity Tier 1 capital and included junior subordinated debentures with a carrying value of $30.0 million as of March 31, 2021 and December 31, 2020. Tier 2 capital components include a portion of the allowance for credit losses in excess of Tier 1 statutory limits and our remaining combined trust preferred security debt issuances.
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

Capital Expenditures
As of March 31, 2021, we have not committed to any material capital expenditures over the next twelve months.
Shareholders’ equity
Our total shareholders’ equity was $1.33 billion at March 31, 2021 and $1.29 billion at December 31, 2020. Book value per share was $28.08 at March 31, 2021 and $27.35 at December 31, 2020. The growth in shareholders’ equity during 2021 was primarily attributable to earnings retention and changes in accumulated other comprehensive income, partially offset by declared dividends and activity related to equity-based compensation.
Off-balance sheet arrangements
In the normal course of business, we enter into various transactions, which in accordance with GAAP, are not included as part of our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, standby and commercial letters of credit, and commitments to purchase loans, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 9, "Commitments and contingencies" in the notes to the consolidated financial statements included elsewhere in this Report.

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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income (1)
	Year 1		Year 2
	March 31,	December 31,	March 31,	December 31,
(in basis points)	2021	2020	2021	2020
+400	52.1%	46.8%	61.2%	52.3%
+300	38.7%	34.8%	45.5%	39.1%
+200	25.2%	22.8%	29.9%	26.1%
+100	12.1%	10.7%	14.7%	12.9%
-100	(7.4)%	(3.8)%	(12.4)%	(6.8)%
-200	(9.3)%	(3.8)%	(15.5)%	(6.8)%

	Percentage change in:
Change in interest rates	Economic value of equity (2)
	March 31,	December 31,
(in basis points)	2021	2020
+400	28.2%	40.0%
+300	22.3%	32.8%
+200	15.7%	24.2%
+100	8.28%	13.2%
-100	(9.7)%	(6.4)%
-200	(19.5)%	(6.3)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of March 31, 2021 and December 31, 2020 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should mitigate some of this pressure in the near term.
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
For more information about our derivative financial instruments, see Note 10, “Derivatives” in the notes to our consolidated financial statements.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
PART II
ITEM 1—LEGAL PROCEEDINGS
Various legal proceedings to which we or our subsidiaries are party arise from time to time in the normal course of business. As of the date of this Report, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2021:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2021	—	—	—	$100,000,000
February 1 - February 28, 2021	—	—	—	100,000,000
March 1 - March 31, 2021	—	—	—	100,000,000
Total	—	—	—	100,000,000
On February 18, 2021 the board of directors approved a repurchase plan for up to $100 million of Company common stock. This repurchase plan expires March 31, 2022, and purchases will be conducted pursuant to a written plan intended to comply with Rule 10b-18 promulgated under the Exchange Act. To date, the Company has not repurchased any shares of common stock under the plan.

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

10.1	Employment Agreement, dated February 19, 2021, between FirstBank and J. Gregory Bowers
10.2	Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and R. Wade Peery
10.3	Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and Beth W. Sims
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
May 7, 2021	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Keith Rainwater
May 7, 2021	Keith Rainwater Chief Accounting Officer (Principal Accounting Officer)