Form 10-Q
period 2021-06-30
FB Financial Corp
filed 2021-08-06
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of July 30, 2021 was 47,363,275.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this report, references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly owned banking subsidiary.

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer to this page as you read this report.

ACL	Allowance For Credit Losses	GAAP	U.S. generally accepted accounting principles
AFS	Available-for-Sale	GNMA	Government National Mortgage Association
ALCO	Asset Liability Management Committee	IPO	Initial Public Offering
ASC	Accounting Standard Codification	IRC	Internal Revenue Code
ASU	Accounting Standard Update	MSR	Mortgage Servicing Rights
CAA	Consolidated Appropriations Act	JOBS Act	Jumpstart Our Business Startups Act
CARES	Coronavirus Aid, Relief, and Economic Security Act	LIBOR	London Interbank Offered Rate
CECL	Current Expected Credit Losses	LTIP	Long-Term Incentive Plan
CEO	Chief Executive Officer	MSA	Metropolitan Statistical Areas
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Rights
CMA	Cash Management Advances	NIM	Net Interest Margin
CPR	Conditional Prepayment Rate	OCC	Office of the Comptroller of the Currency
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
EPS	Earnings per Share	PCD	Purchased Credit Deteriorated
ESPP	Employee Stock Purchase Plan	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	PSU	Performance-based Restricted Stock Units
FASB	Financial Accounting Standards Board	REIT	Real Estate Investment Trust
FBIN	FirstBank Investments of Nevada, Inc.	ROAA	Return on Average Total Assets
FBIT	FirstBank Investments of Tennessee, Inc.	ROAE	Return on Average Shareholders' Equity
FBPC	FirstBank Preferred Capital, Inc.	ROATCE	Return on Average Tangible Common Equity
FBRM	FirstBank Risk Management	ROU	Right-of-use
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted Stock Units
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FHLMC	Federal Home Loan Mortgage Corporation	SEC	U.S. Securities and Exchange Commission
FNB	Farmers National	TDFI	Tennessee Department of Financial Institutions
FNMA	Federal National Mortgage Association	TDR	Troubled Debt Restructuring
FTE	Full Time Equivalent

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2021 (Unaudited)	2020
ASSETS
Cash and due from banks	$60,908	$110,991
Federal funds sold and reverse repurchase agreements	59,321	121,153
Interest-bearing deposits in financial institutions	1,596,868	1,085,754
Cash and cash equivalents	1,717,097	1,317,898
Investments:
Available-for-sale debt securities, at fair value	1,404,372	1,172,400
Equity securities, at fair value	4,803	4,591
Federal Home Loan Bank stock, at cost	29,411	31,232
Loans held for sale, at fair value	821,529	899,173
Loans	7,198,954	7,082,959
Less: allowance for credit losses	144,663	170,389
Net loans	7,054,291	6,912,570
Premises and equipment, net	142,596	145,115
Other real estate owned, net	11,986	12,111
Operating lease right-of-use assets	45,423	49,537
Interest receivable	42,083	43,603
Mortgage servicing rights, at fair value	101,615	79,997
Goodwill	242,561	242,561
Core deposit and other intangibles, net	19,592	22,426
Other assets	281,008	274,116
Total assets	$11,918,367	$11,207,330
LIABILITIES
Deposits
Noninterest-bearing	$2,484,982	$2,274,103
Interest-bearing checking	3,015,253	2,491,765
Money market and savings	3,421,281	3,254,915
Customer time deposits	1,241,540	1,375,695
Brokered and internet time deposits	40,900	61,559
Total deposits	10,203,956	9,458,037
Borrowings	183,962	238,324
Operating lease liabilities	50,396	55,187
Accrued expenses and other liabilities	108,239	164,400
Total liabilities	10,546,553	9,915,948
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 47,360,950 and 47,220,743 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	47,361	47,222
Additional paid-in capital	902,782	898,847
Retained earnings	403,173	317,625
Accumulated other comprehensive income, net	18,405	27,595
Total FB Financial Corporation common shareholders' equity	1,371,721	1,291,289
Noncontrolling interest	93	93
Total equity	1,371,814	1,291,382
Total liabilities and shareholders' equity	$11,918,367	$11,207,330
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

5

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$89,861	$61,092	$179,273	$124,846
Interest on securities
Taxable	3,844	2,619	6,663	5,675
Tax-exempt	1,933	1,590	3,889	3,023
Other	691	306	1,289	1,737
Total interest income	96,329	65,607	191,114	135,281

Interest expense:
Deposits	7,919	9,309	17,745	21,477
Borrowings	1,847	961	4,230	2,218
Total interest expense	9,766	10,270	21,975	23,695
Net interest income	86,563	55,337	169,139	111,586
Provision for credit losses	(12,885)	24,039	(24,517)	52,003
Provision for credit losses on unfunded commitments	(954)	1,882	(3,176)	3,483
Net interest income after provisions for credit losses	100,402	29,416	196,832	56,100

Noninterest income:
Mortgage banking income	35,499	72,168	90,831	104,913
Service charges on deposit accounts	2,266	1,858	4,605	4,421
ATM and interchange fees	5,381	3,606	9,722	6,740
Investment services and trust income	2,999	1,368	5,007	3,065
Gain (loss) from securities, net	144	(28)	227	35
(Loss) gain on sales or write-downs of other real estate owned	(23)	86	473	137
Loss from other assets	(4)	(54)	(15)	(382)
Other income	3,038	2,487	5,180	5,262
Total noninterest income	49,300	81,491	116,030	124,191

Noninterest expenses:
Salaries, commissions and employee benefits	62,367	55,258	126,938	98,880
Occupancy and equipment expense	5,356	4,096	11,205	8,274
Legal and professional fees	2,090	1,952	4,524	3,510
Data processing	2,542	2,782	4,861	5,235
Merger costs	—	1,586	—	4,636
Amortization of core deposit and other intangibles	1,394	1,205	2,834	2,408
Advertising	3,559	2,591	5,812	4,980
Other expense	15,652	11,109	31,484	21,215
Total noninterest expense	92,960	80,579	187,658	149,138

Income before income taxes	56,742	30,328	125,204	31,153
Income tax expense	13,440	7,455	29,028	7,535
Net income applicable to FB Financial Corporation and noncontrolling interest	43,302	22,873	96,176	23,618
Net income applicable to noncontrolling interest	8	—	8	—
Net income applicable to FB Financial Corporation	$43,294	$22,873	$96,168	$23,618

Earnings per common share
Basic	$0.91	$0.71	$2.03	$0.75
Diluted	0.90	0.70	2.00	0.74
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$43,302	$22,873	$96,176	$23,618
Other comprehensive income (loss), net of tax:
Net change in unrealized gain in available-for-sale securities, net of tax expenses (benefits) of $798, $429, $(2,654) and $4,704	2,286	1,209	(9,562)	13,303
Reclassification adjustment for gain on sale of securities included in net income, net of tax expenses of $2, $0, $4 and $0	(6)	—	(11)	—
Net change in unrealized loss in hedging activities, net of tax expenses (benefits) of $23, $(40), $135 and $(443)	67	(112)	383	(1,257)
Reclassification adjustment for gain on hedging activities, net of tax expenses of $0, $52, $0 and $104	—	(148)	—	(295)
Total other comprehensive income (loss), net of tax	2,347	949	(9,190)	11,751
Comprehensive income	45,649	23,822	86,986	35,369
Comprehensive income applicable to noncontrolling interests	8	—	8	—
Comprehensive income applicable to FB Financial Corporation	$45,641	$23,822	$86,978	$35,369

See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at March 31, 2021	$47,332	$900,521	$365,192	$16,058	$1,329,103	$93	$1,329,196
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	43,294	—	43,294	8	43,302
Other comprehensive income, net of taxes	—	—	—	2,347	2,347	—	2,347
Stock based compensation expense	2	2,513	—	—	2,515	—	2,515
Restricted stock units vested and distributed, net of shares withheld	27	(252)	—	—	(225)	—	(225)
Shares issued under employee stock purchase program	—	—	—	—	—	—	—
Dividends declared ($0.11 per share)	—	—	(5,313)	—	(5,313)	—	(5,313)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2021	$47,361	$902,782	$403,173	$18,405	$1,371,721	$93	$1,371,814

Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	96,168	—	96,168	8	96,176
Other comprehensive income, net of taxes	—	—	—	(9,190)	(9,190)	—	(9,190)
Stock based compensation expense	5	5,176	—	—	5,181	—	5,181
Restricted stock units vested and distributed, net of shares withheld	112	(2,052)	—	—	(1,940)	—	(1,940)
Shares issued under employee stock purchase program	22	811	—	—	833	—	833
Dividends declared ($0.22 per share)	—	—	(10,620)	—	(10,620)	—	(10,620)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2021	$47,361	$902,782	$403,173	$18,405	$1,371,721	$93	$1,371,814

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at March 31, 2020	$32,067	$460,938	$266,385	$22,940	$782,330	$—	$782,330
Net income	—	—	22,873	—	22,873	—	22,873
Other comprehensive loss, net of taxes	—	—	—	949	949	—	949
Stock based compensation expense	6	2,344	—	—	2,350	—	2,350
Restricted stock units vested and distributed, net of shares withheld	28	(352)	—	—	(324)	—	(324)
Dividends declared ($0.09 per share)	—	—	(2,962)	—	(2,962)	—	(2,962)
Balance at June 30, 2020	$32,101	$462,930	$286,296	$23,889	$805,216	$—	$805,216

Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329	$—	$762,329
Cumulative effect of change in accounting principle	—	—	(25,018)	—	(25,018)	—	(25,018)
Balance at January 1, 2020	31,034	425,633	268,506	12,138	737,311	—	737,311
Net income	—	—	23,618	—	23,618	—	23,618
Other comprehensive income, net of taxes	—	—	—	11,751	11,751	—	11,751
Common stock issued in connection with acquisition of the FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847	—	34,847
Stock based compensation expense	11	4,222	—	—	4,233	—	4,233
Restricted stock units vested and distributed, net of shares withheld	89	(1,251)	—	—	(1,162)	—	(1,162)
Shares issued under employee stock purchase program	12	434	—	—	446	—	446
Dividends declared ($0.18 per share)	—	—	(5,828)	—	(5,828)	—	(5,828)
Balance at June 30, 2020	$32,101	$462,930	$286,296	$23,889	$805,216	$—	$805,216
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$96,176	$23,618
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,148	3,231
Amortization of core deposit and other intangibles	2,834	2,408
Capitalization of mortgage servicing rights	(22,167)	(20,063)
Net change in fair value of mortgage servicing rights	549	35,076
Stock-based compensation expense	5,181	4,233
Provision for credit losses	(24,517)	52,003
Provision for credit losses on unfunded commitments	(3,176)	3,483
Provision for mortgage loan repurchases	(266)	1,227
Amortization (accretion) of premiums and discounts on acquired loans, net	284	(2,554)
Accretion of discounts and amortization of premiums on securities, net	4,390	2,077
Gain from securities, net	(227)	(35)
Originations of loans held for sale	(3,308,882)	(2,807,047)
Proceeds from sale of loans held for sale	3,355,152	2,739,933
Gain on sale and change in fair value of loans held for sale	(86,031)	(113,888)
Net gain or write-downs of other real estate owned	(473)	(137)
Loss on other assets	15	382
Provision for deferred income taxes	13,538	(16,380)
Changes in:
Other assets and interest receivable	(14,488)	(102,382)
Accrued expenses and other liabilities	(97,146)	47,077
Net cash used in operating activities	(75,106)	(147,738)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	147,906	72,360
Purchases	(354,762)	(59,984)
Net change in loans	(4,146)	(196,303)
Sales (purchases) of FHLB stock	1,821	(1,176)
Purchases of premises and equipment	(1,168)	(4,827)
Proceeds from the sale of other real estate owned	4,661	4,150
Net cash paid in business combinations	—	(4,227)
Net cash used in investing activities	(205,688)	(190,007)
Cash flows from financing activities:
Net increase in demand deposits	900,733	891,237
Net decrease in time deposits	(154,814)	(82,909)
Net increase in securities sold under agreements to repurchase	857	5,795
Payment of subordinated debt	(40,000)	—
Accretion of subordinated debt fair value premium and amortization of issuance costs, net	(176)	—
(Payments on) proceeds from other borrowings	(15,000)	15,000
Share based compensation withholding payments	(1,940)	(1,162)
Net proceeds from sale of common stock under employee stock purchase program	833	446
Dividends paid	(10,492)	(5,751)
Noncontrolling interest distribution	(8)	—
Net cash provided by financing activities	679,993	822,656
Net change in cash and cash equivalents	399,199	484,911
Cash and cash equivalents at beginning of the period	1,317,898	232,681
Cash and cash equivalents at end of the period	$1,717,097	$717,592
Supplemental cash flow information:
Interest paid	$24,611	$23,081
Taxes paid	45,335	1,590
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$4,596	$1,006
Transfers from premises and equipment to other real estate owned	—	841
Loans provided for sales of other real estate owned	533	—
Transfers from loans to loans held for sale	3,709	6,317
Transfers from loans held for sale to loans	29,322	14,358
Stock consideration paid in business combination	—	35,041
Trade date payable - securities	41,722	5,431
Dividends declared not paid on restricted stock units	128	77
Decrease to retained earnings for adoption of new accounting standard	—	25,018
Right-of-use assets obtained in exchange for operating lease liabilities	670	806
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiary, FirstBank (the "Bank"). As of June 30, 2021, the Bank had 81 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with United States generally accepted accounting principles interim reporting requirements and general banking industry guidelines, and therefore, do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.
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
As of June 30, 2021, the Company continues to qualify as an emerging growth company as defined by the "Jumpstart Our Business Startups Act," however beginning on December 31, 2021, the Company will cease to qualify.
Risks and uncertainties
The COVID-19 health pandemic that arose in 2020 created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve,” businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. Although most restrictions were lifted and vaccines became widely available during the first half of 2021, during the three months ended June 30, 2021, concern began building regarding the potential impact the new Delta variant of the virus may have on the global economy and the efficacy of available vaccines to protect against widespread infection. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.
Earnings per share
Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Diluted EPS is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, plus an incremental number of common-equivalent shares computed using the treasury stock method.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$43,294	$22,873	$96,168	$23,618
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings available to common shareholders	$43,294	$22,873	$96,168	$23,618
Weighted average basic shares outstanding	47,351,969	32,094,274	47,312,312	$31,676,004
Basic earnings per common share	$0.91	$0.71	$2.03	$0.75
Diluted earnings per common share:
Earnings available to common shareholders	$43,294	$22,873	$96,168	$23,618
Weighted average basic shares outstanding	47,351,969	32,094,274	47,312,312	31,676,004
Weighted average diluted shares contingently issuable(1)	641,804	412,143	664,221	433,190
Weighted average diluted shares outstanding	47,993,773	32,506,417	47,976,533	32,109,194
Diluted earnings per common share	$0.90	$0.70	$2.00	$0.74
(1)Excludes 164,472 and 250,776 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2021, respectively and 352,888 for three and six months ended June 30, 2020.
Recently adopted accounting policies:
The Company did not modify or adopt any new accounting policies during the three and six months ended June 30, 2021 that were not disclosed in the Company's 2020 audited consolidated financial statements included on Form 10-K, other than as described below.
As previously disclosed, during the three months March 31, 2021, the Company reevaluated its business segments to align all retail mortgage activities with the Mortgage segment. Previously, the Company assigned retail mortgage activities within the Banking geographical footprint to the Banking segment. See Note 12, "Segment reporting" for additional information on this change.
Recently adopted accounting standards:
Except as set forth below, the Company did not adopt any new accounting standards that were not disclosed in the Company's 2020 audited consolidated financial statements included on Form 10-K.
In January 2021, Financial Accounting Standards Board issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope". This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company early adopted ASU 2021-01 upon issuance effective January 7, 2021. No contract modifications have been made under the new guidance, therefore the adoption of this update did not impact the Company's financial statements or disclosures.
Newly issued not yet effective accounting standards:
The Company has reviewed newly issued not yet effective accounting standards and concluded as of June 30, 2021, there are none that are likely to impact the Company's financial statements or disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (2)—Mergers and acquisitions:
The following mergers and acquisitions were accounted for pursuant to Accounting Standards Codification 805, "Business Combinations". Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was recorded as goodwill.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Purchased credit-deteriorated loans
Under the CECL methodology, the Company is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition and measurement. The Company initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price (i.e. the "gross up" approach). There is no provision for credit loss recognized upon acquisition of a PCD loan because the initial allowance is established through gross-up of the loans' amortized cost.
The Company determined that 27.9% of the Franklin loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the acquisition date. This included deterioration in credit metrics, such as delinquency, nonaccrual status or risk ratings as well as certain loans within designated industries of concern that have been negatively impacted by COVID-19. It was determined that 10.1% of the Farmers National loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the February acquisition date. These were primarily delinquent loans or loans that Farmers National had classified as nonaccrual or troubled debt restructuring prior to the Company's acquisition.

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
Pro forma financial information (unaudited)
The results of operations of the acquisitions have been included in the Company's consolidated financial statements prospectively beginning on the date of each acquisition. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and six months ended June 30, 2020, as though the Franklin and Farmers National acquisitions had been completed as of January 1, 2019. The unaudited estimated pro forma information combines the historical results of the mergers with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the period they were incurred. The pro forma information is not indicative of what would have occurred had the transactions taken place on January 1, 2019 and does not include the effect of cost-saving or revenue-enhancing strategies.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net interest income	$84,610	$169,352
Total revenues	$176,657	$310,254
Net income applicable to FB Financial Corporation	$32,623	$32,149

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$8,255	$1	$(1)	$—	$8,255
Mortgage-backed securities - residential	1,031,233	9,507	(5,737)	—	1,035,003
Mortgage-backed securities - commercial	14,715	446	—	—	15,161
Municipal securities	314,862	18,088	(67)	—	332,883
U.S. Treasury securities	10,486	48	—	—	10,534
Corporate securities	2,500	42	(6)	—	2,536
Total	$1,382,051	$28,132	$(5,811)	$—	$1,404,372

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$2,000	$3	$—	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	—	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	—	21,588
Municipal securities	336,543	19,806	(20)	—	356,329
U.S. Treasury securities	16,480	148	—	—	16,628
Corporate securities	2,500	17	(1)	—	2,516
Total	$1,137,848	$35,376	$(824)	$—	$1,172,400
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, total accrued interest receivable on debt securities was $4,630 and $4,540, respectively.
As of June 30, 2021 and December 31, 2020, the Company had $4,803 and $4,591, in marketable equity securities recorded at fair value, respectively.
Securities pledged at June 30, 2021 and December 31, 2020 had carrying amounts of $998,047 and $804,821, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity during any period presented.
At June 30, 2021 and December 31, 2020, there were no trade date receivables that related to sales settled after period end. At June 30, 2021 and December 31, 2020, there were $41,722 and $0 respectively, in trade date payables that related to purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity at June 30, 2021 and December 31, 2020 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	June 30,		December 31,
	2021		2020
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$18,861	$18,971	$35,486	$35,662
Due in one to five years	21,955	22,387	24,278	24,684
Due in five to ten years	44,248	45,746	40,038	41,332
Due in over ten years	251,039	267,104	257,721	275,798
	336,103	354,208	357,523	377,476
Mortgage-backed securities - residential	1,031,233	1,035,003	760,099	773,336
Mortgage-backed securities - commercial	14,715	15,161	20,226	21,588
Total debt securities	$1,382,051	$1,404,372	$1,137,848	$1,172,400
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$—	$—	$—	$—
Proceeds from maturities, prepayments and calls	86,866	44,703	147,906	72,360
Gross realized gains	8	—	15	—
Gross realized losses	—	—	—	—
Additionally, net unrealized gains on equity securities of $136 and $212 were recognized in the three and six months ended June 30, 2021, respectively, and $28 net loss and $35 net gain were recognized in the three and six months ended June 30, 2020, respectively.
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$1,250	$(1)	$—	$—	$1,250	$(1)
Mortgage-backed securities - residential	449,834	(5,737)	—	—	449,834	(5,737)
Municipal securities	7,979	(67)	—	—	7,979	(67)
Corporate securities	494	(6)	—	—	494	(6)
Total	$459,557	$(5,811)	$—	$—	$459,557	$(5,811)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$182,012	$(803)	$—	$—	$182,012	$(803)
Municipal securities	3,184	(20)	—	—	3,184	(20)
Corporate Securities	499	(1)			499	(1)
Total	$185,695	$(824)	$—	$—	$185,695	$(824)
As of June 30, 2021 and December 31, 2020, the Company’s securities portfolio consisted of 508 and 514 securities, 32 and 16 of which were in an unrealized loss position, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of June 30, 2021 and 2020, the Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity, was highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded during the three and six months ended June 30, 2021 and 2020.
Note (4)—Loans and allowance for credit losses:
Loans outstanding at June 30, 2021 and December 31, 2020, by class of financing receivable are as follows:

	June 30,	December 31,
	2021	2020
Commercial and industrial (1)	$1,238,940	$1,346,122
Construction	1,145,165	1,222,220
Residential real estate:
1-to-4 family mortgage	1,126,623	1,089,270
Residential line of credit	401,343	408,211
Multi-family mortgage	363,600	175,676
Commercial real estate:
Owner occupied	923,605	924,841
Non-owner occupied	1,675,214	1,598,979
Consumer and other	324,464	317,640
Gross loans	7,198,954	7,082,959
Less: Allowance for credit losses	(144,663)	(170,389)
Net loans	$7,054,291	$6,912,570
(1)Includes $57,406 and $212,645 of loans originated as part of the Paycheck Protection Program as of June 30, 2021 and December 31, 2020, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
As of June 30, 2021 and December 31, 2020, $1,256,344 and $1,248,857, respectively, of qualifying residential mortgage loans (including loans held for sale) $1,542,531 and $1,532,749, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of June 30, 2021 and December 31, 2020, $2,290,661 and $2,463,281, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable as the Company elected to present accrued interest receivable separately on the balance sheet. As of June 30, 2021 and December 31, 2020, total accrued interest receivable on loans held for investment was $35,892 and $38,316, respectively.
Allowance for Credit Losses
The Company estimated the allowance for credit losses under a current expected credit loss model as of June 30, 2021 and December 31, 2020. The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
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
The Company performed qualitative evaluations within the Company's established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. The decrease in estimated required reserve during the three and six months ended June 30, 2021 was a result of improving macroeconomic variables incorporated into the Company's reasonable and supportable forecasts when compared to both March 31, 2021 and December 31, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following provide the changes in the allowance for credit losses by class of financing receivable for the three and six months ended June 30, 2021 and 2020:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2021
Beginning balance - March 31, 2021	$14,643	$38,622	$19,572	$9,268	$11,657	$3,609	$50,179	$10,404	$157,954
Provision for credit losses	(579)	(5,784)	75	(2,558)	1,818	972	(7,323)	494	(12,885)
Recoveries of loans previously charged-off	87	—	41	9	—	126	—	190	453
Loans charged off	(360)	—	(16)	(3)	—	—	—	(480)	(859)
Ending balance - June 30, 2021	$13,791	$32,838	$19,672	$6,716	$13,475	$4,707	$42,856	$10,608	$144,663
Six Months Ended June 30, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	(536)	(25,610)	536	(3,815)	6,301	(281)	(1,291)	179	(24,517)
Recoveries of loans previously charged-off	216	—	65	15	—	139	—	385	820
Loans charged off	(637)	(29)	(149)	(18)	—	—	—	(1,196)	(2,029)
Ending balance - June 30, 2021	$13,791	$32,838	$19,672	$6,716	$13,475	$4,707	$42,856	$10,608	$144,663

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2020
Beginning balance - March 31, 2020	$10,881	$22,842	$13,006	$6,213	$2,328	$9,047	$18,005	$6,819	$89,141
Provision for loan losses	(2,663)	12,624	(446)	595	2,171	(1,630)	12,984	404	24,039
Recoveries of loans previously charged-off	807	151	26	24	—	3	—	103	1,114
Loans charged off	(147)	(18)	(123)	(21)	—	—	(545)	(311)	(1,165)
Ending balance - June 30, 2020	$8,878	$35,599	$12,463	$6,811	$4,499	$7,420	$30,444	$7,015	$113,129
Six Months Ended June 30, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopted ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for loan losses	(834)	23,578	1,218	2,580	3,615	1,408	18,919	1,519	52,003
Recoveries of loans previously charged-off	895	151	50	39	—	17	—	296	1,448
Loans charged off	(1,381)	(18)	(365)	(21)	—	(209)	(545)	(1,037)	(3,576)
Initial allowance on loans purchased with deteriorated credit quality	11	11	107	3	—	54	443	40	669
Ending balance - June 30, 2020	$8,878	$35,599	$12,463	$6,811	$4,499	$7,420	$30,444	$7,015	$113,129

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amount of the allowance for credit losses by class of financing receivable disaggregated by measurement methodology as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for credit loss	$105	$131	$—	$8	$—	$23	$676	$—	$943
Collectively evaluated for credit loss	13,073	31,151	18,063	6,467	12,976	4,015	29,020	9,985	124,750
Purchased credit deteriorated	613	1,556	1,609	241	499	669	13,160	623	18,970
Ending balance - June 30, 2021	$13,791	$32,838	$19,672	$6,716	$13,475	$4,707	$42,856	$10,608	$144,663

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for credit loss	$373	$95	$—	$9	$—	$30	$1,531	$1	$2,039
Collectively evaluated for credit loss	13,493	54,065	17,206	10,031	6,326	4,062	33,706	10,516	149,405
Purchased credit deteriorated	882	4,317	2,014	494	848	757	8,910	723	18,945
Ending balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amount of loans by class of financing receivable disaggregated by measurement methodology as of June 30, 2021, and December 31, 2020:

	June 30, 2021
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for credit loss	$15,159	$5,993	$894	$412	$—	$9,135	$7,207	$26	$38,826
Collectively evaluated for credit loss	1,176,960	1,097,065	1,038,746	384,698	354,021	822,532	1,368,161	311,481	6,553,664
Purchased credit deteriorated	46,821	42,107	86,983	16,233	9,579	91,938	299,846	12,957	606,464
Ending balance - June 30, 2021	$1,238,940	$1,145,165	$1,126,623	$401,343	$363,600	$923,605	$1,675,214	$324,464	$7,198,954

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for credit loss	$15,578	$4,851	$848	$412	$—	$7,846	$8,631	$39	$38,205
Collectively evaluated for credit loss	1,270,058	1,140,634	987,142	387,250	156,447	813,151	1,272,203	302,983	6,329,868
Purchased credit deteriorated	60,486	76,735	101,280	20,549	19,229	103,844	318,145	14,618	714,886
Ending balance - December 31, 2020	$1,346,122	$1,222,220	$1,089,270	$408,211	$175,676	$924,841	$1,598,979	$317,640	$7,082,959

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
The Company uses the following definitions for risk ratings:

Pass.
Loans rated Pass include those that are adequately collateralized performing loans which management believes do not have conditions that have occurred or may occur that would result in the loan being downgraded into an inferior category. The Pass category also includes loans rated as Watch, which include those that management believes have conditions that have occurred, or may occur, which could result in the loan being downgraded to an inferior category.

Special Mention.
Loans rated Special Mention are those that have potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Management does not believe there will be a loss of principal or interest. These loans require intensive servicing and may possess more than normal credit risk.

Classified.
Loans included in the Classified category include loans rated as Substandard and Doubtful. Loans rated as Substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Also included in this category are loans classified as Doubtful, which have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weakness or weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable. The total amortized cost of loans rated as Doubtful were insignificant for all periods presented.

Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of our loan portfolio by year of origination as of June 30, 2021 and December 31, 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of June 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$93,229	$160,243	$162,002	$63,799	$48,206	$66,856	$584,470	$1,178,805
Special Mention	27	278	423	20	468	3,118	15,920	20,254
Classified	660	2,706	2,674	10,426	3,728	6,914	12,773	39,881
Total	93,916	163,227	165,099	74,245	52,402	76,888	613,163	1,238,940

Construction
Pass	261,384	393,404	205,133	48,972	29,372	84,769	110,748	1,133,782
Special Mention	—	160	—	—	1,209	734	—	2,103
Classified	—	32	2,199	3,967	124	2,757	201	9,280
Total	261,384	393,596	207,332	52,939	30,705	88,260	110,949	1,145,165

Residential real estate:
1-to-4 family mortgage
Pass	203,719	241,270	152,228	126,627	130,028	246,202	—	1,100,074
Special Mention	44	1,145	1,201	606	328	2,752	—	6,076
Classified	—	339	1,807	3,374	5,237	9,716	—	20,473
Total	203,763	242,754	155,236	130,607	135,593	258,670	—	1,126,623

Residential line of credit
Pass	—	—	—	—	—	—	396,297	396,297
Special Mention	—	—	—	—	—	—	344	344
Classified	—	—	—	—	—	—	4,702	4,702
Total	—	—	—	—	—	—	401,343	401,343

Multi-family mortgage
Pass	143,092	31,127	74,713	7,370	39,365	57,426	10,454	363,547
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	53	—	53
Total	143,092	31,127	74,713	7,370	39,365	57,479	10,454	363,600

Commercial real estate:
Owner occupied
Pass	64,153	138,004	187,870	89,391	90,172	256,949	58,761	885,300
Special Mention	—	—	1,335	3,649	1,464	5,749	288	12,485
Classified	—	—	3,123	2,634	4,157	14,146	1,760	25,820
Total	64,153	138,004	192,328	95,674	95,793	276,844	60,809	923,605

Non-owner occupied
Pass	226,622	162,080	166,597	300,073	202,577	505,746	54,947	1,618,642
Special Mention	—	—	—	3,500	—	8,278	—	11,778
Classified	—	—	4,136	24,616	1,542	14,455	45	44,794
Total	226,622	162,080	170,733	328,189	204,119	528,479	54,992	1,675,214

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of June 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer and other loans
Pass	56,647	65,973	44,844	36,124	23,731	76,402	14,476	318,197
Special Mention	75	—	14	—	1	522	—	612
Classified	38	144	222	1,023	926	2,865	437	5,655
Total	56,760	66,117	45,080	37,147	24,658	79,789	14,913	324,464

Total Loans
Pass	1,048,846	1,192,101	993,387	672,356	563,451	1,294,350	1,230,153	6,994,644
Special Mention	146	1,583	2,973	7,775	3,470	21,153	16,552	53,652
Classified	698	3,221	14,161	46,040	15,714	50,906	19,918	150,658
Total	$1,049,690	$1,196,905	$1,010,521	$726,171	$582,635	$1,366,409	$1,266,623	$7,198,954

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2020
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$339,074	$185,636	$70,549	$59,917	$37,573	$42,685	$540,960	$1,276,394
Special Mention	231	824	561	445	915	2,580	24,826	30,382
Classified	2,501	2,688	11,227	4,425	6,582	1,277	10,646	39,346
Total	341,806	189,148	82,337	64,787	45,070	46,542	576,432	1,346,122

Construction
Pass	461,715	390,443	86,490	52,942	40,907	62,890	112,004	1,207,391
Special Mention	469	1,485	2,197	1,221	729	13	—	6,114
Classified	573	1,755	3,178	141	—	3,068	—	8,715
Total	462,757	393,683	91,865	54,304	41,636	65,971	112,004	1,222,220

Residential real estate:
1-to-4 family mortgage
Pass	283,107	176,711	164,499	157,731	111,194	162,051	—	1,055,293
Special Mention	1,423	1,829	1,209	753	721	3,865	—	9,800
Classified	448	1,428	3,806	5,473	3,622	9,400	—	24,177
Total	284,978	179,968	169,514	163,957	115,537	175,316	—	1,089,270

Residential line of credit
Pass	—	—	—	—	—	—	400,206	400,206
Special Mention	—	—	—	—	—	—	2,653	2,653
Classified	—	—	—	—	—	—	5,352	5,352
Total	—	—	—	—	—	—	408,211	408,211

Multi-family mortgage
Pass	29,006	13,446	11,843	46,561	28,330	35,339	11,094	175,619
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	57	—	57
Total	29,006	13,446	11,843	46,561	28,330	35,396	11,094	175,676

Commercial real estate:
Owner occupied
Pass	140,904	179,500	97,577	94,659	76,539	224,108	53,451	866,738
Special Mention	967	1,356	4,251	16,173	6,101	2,466	230	31,544
Classified	44	1,785	2,423	6,074	274	11,226	4,733	26,559
Total	141,915	182,641	104,251	116,906	82,914	237,800	58,414	924,841

Non-owner occupied
Pass	166,962	229,442	342,640	221,149	290,163	272,184	38,820	1,561,360
Special Mention	—	1,500	6,672	—	207	8,445	—	16,824
Classified	—	2,210	1,502	—	—	17,083	—	20,795
Total	166,962	233,152	350,814	221,149	290,370	297,712	38,820	1,598,979

Consumer and other loans
Pass	89,625	52,839	39,725	27,201	43,503	37,673	14,817	305,383
Special Mention	281	797	1,588	468	526	1,364	11	5,035
Classified	151	565	1,434	1,161	935	2,308	668	7,222
Total	90,057	54,201	42,747	28,830	44,964	41,345	15,496	317,640

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2020
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Pass	1,510,393	1,228,017	813,323	660,160	628,209	836,930	1,171,352	6,848,384
Special Mention	3,371	7,791	16,478	19,060	9,199	18,733	27,720	102,352
Classified	3,717	10,431	23,570	17,274	11,413	44,419	21,399	132,223
Total	$1,517,481	$1,246,239	$853,371	$696,494	$648,821	$900,082	$1,220,471	$7,082,959

Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represent an analysis of the aging by class of financing receivable as of June 30, 2021 and December 31, 2020:

June 30, 2021	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$757	$104	$15,538	$1,222,541	$1,238,940
Construction	1,023	487	5,303	1,138,352	1,145,165
Residential real estate:
1-to-4 family mortgage	3,753	8,002	5,094	1,109,774	1,126,623
Residential line of credit	716	48	1,189	399,390	401,343
Multi-family mortgage	—	—	53	363,547	363,600
Commercial real estate:
Owner occupied	1,100	—	8,074	914,431	923,605
Non-owner occupied	737	—	12,016	1,662,461	1,675,214
Consumer and other	2,660	457	3,162	318,185	324,464
Total	$10,746	$9,098	$50,429	$7,128,681	$7,198,954

December 31, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,297	$330	$16,005	$1,326,490	$1,346,122
Construction	7,607	573	4,053	1,209,987	1,222,220
Residential real estate:
1-to-4 family mortgage	7,058	10,470	5,923	1,065,819	1,089,270
Residential line of credit	3,551	239	1,757	402,664	408,211
Multi-family mortgage	—	57	—	175,619	175,676
Commercial real estate:
Owner occupied	98	—	7,948	916,795	924,841
Non-owner occupied	915	—	12,471	1,585,593	1,598,979
Consumer and other	4,469	2,027	2,603	308,541	317,640
Total	$26,995	$13,696	$50,760	$6,991,508	$7,082,959

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of June 30, 2021 and December 31, 2020 by class of financing receivable.

June 30, 2021	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$14,401	$1,137	$119
Construction	4,254	1,049	151
Residential real estate:
1-to-4 family mortgage	1,493	3,601	91
Residential line of credit	830	359	8
Multi-family mortgage	—	53	8
Commercial real estate:
Owner occupied	7,412	662	43
Non-owner occupied	6,418	5,598	736
Consumer and other	—	3,162	162
Total	$34,808	$15,621	$1,318

December 31, 2020	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$13,960	$2,045	$383
Construction	3,061	992	131
Residential real estate:
1-to-4 family mortgage	3,048	2,875	84
Residential line of credit	854	903	31
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	7,172	776	63
Non-owner occupied	4,566	7,905	1,711
Consumer and other	—	2,603	147
Total	$32,661	$18,099	$2,550

The following presents interest income recognized on nonaccrual loans during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial and industrial	$219	$17	$333	$169
Construction	16	6	30	33
Residential real estate:
1-to-4 family mortgage	67	6	85	13
Residential line of credit	27	—	45	1
Multi-family mortgage	1	—	2	—
Commercial real estate:
Owner occupied	101	43	232	64
Non-owner occupied	141	109	230	128
Consumer and other	55	24	55	24
Total	$627	$205	$1,012	$432
Accrued interest receivable written off as an adjustment to interest income amounted to $132 and $162 for the three months ended June 30, 2021 and 2020, respectively, and $597 and $282 for the six months ended June 30, 2021 and 2020, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Troubled debt restructurings
As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $42,678 and $15,988, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $23,608 and $8,279 were classified as non-accrual loans as of June 30, 2021 and December 31, 2020, respectively. The Company has calculated $1,285 and $310 in allowances for credit losses on TDRs as of June 30, 2021 and December 31, 2020, respectively. Unfunded loan commitments related to these loans totaled $6,153 as of June 30, 2021. There were no commitments to extend any additional funds on troubled debt restructurings as of December 31, 2020.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Three Months Ended June 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	4	$13,055	$13,055	$—
Commercial real estate:
Owner occupied	4	3,550	3,550	—
Residential real estate:
1-to-4 family mortgage	2	811	811	—
Residential line of credit	1	11	11	—
Total	11	$17,427	$17,427	$—

Six Months Ended June 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	5	$13,162	$13,162	$—
Commercial real estate:
Owner occupied	4	3,550	3,550	—
Non-owner occupied	1	11,997	11,997	—
Residential real estate:
1-to-4 family mortgage	2	811	811	—
Residential line of credit	1	11	11	—
Total	13	$29,531	$29,531	$—

Three Months Ended June 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$1,153	$1,153	$—
Commercial real estate:
Owner occupied	1	788	788	—
Residential real estate:
1-to-4 family mortgage	1	13	13	—
Total	3	$1,954	$1,954	$—

Six Months Ended June 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$1,153	$1,153	$—
Commercial real estate:
Owner occupied	1	788	788	—
Residential real estate:
1-4 family mortgage	2	77	77	—
Total	4	$2,018	$2,018	$—
There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three and six months ended June 30, 2021 and 2020 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
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

	June 30, 2021
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$696	$14,524	$1
Construction	5,993	—	131
Residential real estate:
1-to-4 family mortgage	1,615	—	—
Residential line of credit	1,241	—	8
Commercial real estate:
Owner occupied	10,045	—	23
Non-owner occupied	11,624	—	676
Total	$31,214	$14,524	$839

	December 31, 2020
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$—	$1,728	$117
Construction	3,877	—	—
Residential real estate:
1-to-4 family mortgage	226	—	—
Residential line of credit	1,174	—	9
Commercial real estate:
Owner occupied	3,391	—	30
Non-owner occupied	8,164	—	1,531
Total	$16,832	$1,728	$1,687
Deferrals Program included in COVID-19 Relief
The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for executed deferrals remaining on deferral status as of June 30, 2021 or December 31, 2020, in connection with Company's COVID-19 relief programs. These deferrals typically ranged from sixty to ninety days per deferral and the majority were not considered TDRs under the interagency regulatory guidance or CARES Act, issued in March 2020. Section 541 of the Consolidated Appropriations Act (CAA) extended this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in loans totaling $1,355,475 and $1,399,088 previously deferred that were no longer in deferral status.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	June 30, 2021		December 31, 2020
		% of Loans		% of Loans
Commercial and industrial	$13	—%	$7,118	0.5%
Construction	—	—%	1,918	0.2%
Residential real estate:
1-to-4 family mortgage	3,194	0.3%	19,201	1.8%
Residential line of credit	—	—%	204	—%
Multi-family mortgage	—	—%	3,305	1.9%
Commercial real estate:
Owner occupied	871	0.1%	19,815	2.1%
Non-owner occupied	69,587	4.2%	139,590	8.7%
Consumer and other	217	0.1%	11,366	3.6%
Total	$73,882	1.0%	$202,517	2.9%
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$11,177	$17,072	$12,111	$18,939
Transfers from loans	3,201	641	4,596	1,006
Transfers to premises and equipment	—	—	—	(841)
Proceeds from sale of other real estate owned	(2,166)	(2,708)	(4,661)	(4,150)
Gain on sale of other real estate owned	272	170	1,100	345
Loans provided for sales of other real estate owned	(203)	—	(533)	—
Write-downs and partial liquidations	(295)	(84)	(627)	(208)
Balance at end of period	$11,986	$15,091	$11,986	$15,091
Foreclosed residential real estate properties totaled $774 and $1,890 as of June 30, 2021 and December 31, 2020, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $31 and $167 at June 30, 2021 and December 31, 2020, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $5,498 and $5,703 as of June 30, 2021 and December 31, 2020, respectively.

Note (6)—Leases:
As of June 30, 2021, the Company was the lessee in 58 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 44 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 34 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
Many leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
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

Information related to the Company's leases is presented below as of June 30, 2021 and December 31, 2020:

		June 30,	December 31,
	Classification	2021	2020
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$45,423	$49,537
Finance leases	Premises and equipment, net	1,533	1,588
Total right-of-use assets		$46,956	$51,125
Lease liabilities:
Operating leases	Operating lease liabilities	$50,396	$55,187
Finance leases	Borrowings	1,555	1,598
Total lease liabilities		$51,951	$56,785
Weighted average remaining lease term (in years) - operating		12.3	12.2
Weighted average remaining lease term (in years) - finance		13.9	14.4
Weighted average discount rate - operating		2.72%	2.65%
Weighted average discount rate - finance		1.76%	1.76%

The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2021	2020	2021	2020
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$2,171	$1,389	$4,110	$2,678
Short-term lease cost	Occupancy and equipment	102	30	189	166
Variable lease cost	Occupancy and equipment	241	160	476	298
Gain on lease modifications and terminations	Occupancy and equipment	(787)	—	(787)	—
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	8	—	14	—
Amortization of right-of-use asset	Occupancy and equipment	27	—	55	—
Total lease cost		$1,762	$1,579	$4,057	$3,142

During the three and six months ended June 30, 2021, the Company recorded a $787 gain on lease modifications and terminations on certain vacated locations that were consolidated as a result of acquisitions.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of June 30, 2021 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
June 30, 2022	$7,734	$115
June 30, 2023	6,759	117
June 30, 2024	5,696	119
June 30, 2025	5,002	121
June 30, 2026	4,675	122
Thereafter	30,976	1,164
Total undiscounted future minimum lease payments	60,842	1,758
Less: imputed interest	(10,446)	(203)
Lease liability	$50,396	$1,555

Note (7)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Carrying value at beginning of period	$104,192	$62,581	$79,997	$75,521
Capitalization	10,573	12,267	22,167	20,063
Change in fair value:
Due to pay-offs/pay-downs	(7,865)	(7,277)	(17,186)	(11,920)
Due to change in valuation inputs or assumptions	(5,285)	(7,063)	16,637	(23,156)
Carrying value at end of period	$101,615	$60,508	$101,615	$60,508

The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing income:
Servicing income	$6,788	$5,113	$13,719	$10,131
Change in fair value of mortgage servicing rights	(13,150)	(14,340)	(549)	(35,076)
Change in fair value of derivative hedging instruments	10,005	1,102	(7,859)	15,970
Servicing income	3,643	(8,125)	5,311	(8,975)
Servicing expenses	2,693	1,992	5,225	3,393
Net servicing income (loss)(1)	$950	$(10,117)	$86	$(12,368)
(1) Excludes benefit of custodial service related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Unpaid principal balance	$10,527,708	$9,787,657
Weighted-average prepayment speed (CPR)	11.07%	14.07%
Estimated impact on fair value of a 10% increase	$(4,840)	$(4,493)
Estimated impact on fair value of a 20% increase	$(9,311)	$(8,599)
Discount rate	11.05%	11.49%
Estimated impact on fair value of a 100 bp increase	$(3,981)	$(2,942)
Estimated impact on fair value of a 200 bp increase	$(7,700)	$(5,674)
Weighted-average coupon interest rate	3.35%	3.58%
Weighted-average servicing fee (basis points)	28	28
Weighted-average remaining maturity (in months)	329	328
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 10, "Derivatives" for additional information on these hedging instruments.
As of June 30, 2021 and December 31, 2020, mortgage escrow deposits totaled to $166,126 and $147,957, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (8)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended June 30,
	2021	2020
Current	$9,541	$15,747
Deferred	3,899	(8,292)
Total	$13,440	$7,455

	Six Months Ended June 30,
	2021	2020
Current	$15,490	$23,915
Deferred	13,538	(16,380)
Total	$29,028	$7,535
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
Federal taxes calculated at statutory rate	$11,916	21.0%	$6,369	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,879	3.3%	1,298	4.3%
(Benefit) expense from equity based compensation	(124)	(0.2)%	22	0.1%
Municipal interest income, net of interest disallowance	(419)	(0.7)%	(310)	(1.0)%
Bank owned life insurance	(82)	(0.1)%	(17)	(0.1)%
Merger and offering costs	127	0.2%	32	0.1%
Section 162(m) limitation	21	—%	—	—%
Other	122	0.2%	61	0.2%
Income tax expense, as reported	$13,440	23.7%	$7,455	24.6%

	Six Months Ended June 30,
	2021		2020
Federal taxes calculated at statutory rate	$26,293	21.0%	$6,542	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,629	2.9%	1,166	3.7%
(Benefit) expense from equity based compensation	(345)	(0.3)%	161	0.5%
Municipal interest income, net of interest disallowance	(843)	(0.7)%	(574)	(1.8)%
Bank owned life insurance	(166)	(0.1)%	(35)	(0.1)%
Merger and offering costs	127	0.1%	163	0.5%
Section 162(m) limitation	248	0.2%	—	—%
Other	85	0.1%	112	0.4%
Income tax expense, as reported	$29,028	23.2%	$7,535	24.2%

As of August 15, 2020, the Company acquired $8,346 of net operating losses from Franklin. The net operating loss carryforwards can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under IRC Section 382, the Company believes the net operating losses carryforward will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward is set to expire as of December 31, 2029.

The Company is subject to Internal Revenue Code Section 162(m), which limits the deductibility of compensation of certain individuals. The restricted stock unit plans that existed prior to the corporation being public will have payments in 2021 after the reliance period defined in the Section 162 regulations. Under the limitations of IRC Section 162(m), the Company will not be able to realize the deferred tax asset established on certain restricted stock units granted to these

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
covered individuals. Therefore, a valuation allowance was established in the first quarter of 2021 for the Company's inability to take the benefit of the exercise of the restricted stock units. It is the Company’s policy to apply the IRC Section 162(m) limitations to stock based compensation first; therefore, the first quarter 2021 nondeductible IRC Section 162(m) expense was related to cash compensation and expense on the exercised restricted stock units that were above the limit as defined in IRC Section 162(m).
The components of the net deferred tax assets at June 30, 2021 and December 31, 2020, are as follows:

	June 30,	December 31
	2021	2020
Deferred tax assets:
Allowance for credit losses	$40,878	$48,409
Operating lease liabilities	13,067	14,496
Federal net operating loss	1,753	1,753
Deferred compensation	8,572	8,872
Unrealized loss on cash flow hedges	364	499
Other	19,817	19,101
Subtotal	84,451	93,130
Deferred tax liabilities:
FHLB stock dividends	$(561)	$(561)
Operating leases - right of use assets	(11,831)	(13,197)
Depreciation	(7,088)	(7,491)
Amortization of core deposit intangibles	(349)	(684)
Unrealized gain on equity securities	(3,877)	(17)
Unrealized gain on debt securities	(5,987)	(13,027)
Mortgage servicing rights	(26,435)	(20,803)
Goodwill	(12,522)	(11,301)
Other	(9,828)	(9,653)
Subtotal	(78,478)	(76,734)
Net deferred tax assets	$5,973	$16,396

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

	June 30,	December 31,
	2021	2020
Commitments to extend credit, excluding interest rate lock commitments	$2,529,697	$2,719,996
Letters of credit	68,792	67,598
Balance at end of period	$2,598,489	$2,787,594
As of June 30, 2021 and December 31, 2020, loan commitments included above with floating interest rates totaled $1.82 billion and $1.65 billion, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The table below presents activity within the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$14,156	$4,618	$16,378	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	—	—	—	2,947
Increase in provision for credit losses from unfunded commitments acquired in business combination	—	—	—	70
Provision for credit losses on unfunded commitments	(954)	1,882	(3,176)	3,483
Balance at end of period	$13,202	$6,500	$13,202	$6,500
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $761 and $1,469 for the three and six months ended June 30, 2021, respectively and $1,568 and $4,367 for the three and six months ended June 30, 2020, respectively. The Company has established a reserve associated with loan repurchases. This reserve is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
The following table summarizes the activity in the repurchase reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$6,284	$3,829	$5,928	$3,529
Provision for loan repurchases or indemnifications	(706)	855	(266)	1,227
Losses on loans repurchased or indemnified	(89)	(83)	(173)	(155)
Balance at end of period	$5,489	$4,601	$5,489	$4,601

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
The Company enters into forward commitments, futures and options contracts that are not designated as hedging instruments as economic hedges to offset the changes in fair value of Mortgage servicing rights. Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” on the consolidated statements of income.
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

The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of June 30, 2021 and December 31, 2020, the fair value of these contracts resulted in liability balances of $1,391 and $1,909, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	June 30, 2021
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$650,268	$26,355	$26,168
Forward commitments	1,172,717	—	1,401
Interest rate-lock commitments	787,258	13,120	—
Futures contracts	502,500	2,707	—
Total	$3,112,743	$42,182	$27,569

	December 31, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$606,878	$34,547	$34,317
Forward commitments	1,358,328	—	11,633
Interest rate-lock commitments	1,191,621	34,391	—
Futures contracts	375,400	—	383
Total	$3,532,227	$68,938	$46,333

	June 30, 2021
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,391

	December 31, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,909
Gains (losses) included in the consolidated statements of income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$171	$9,541	$(21,271)	$30,003
Forward commitments	(19,200)	(13,993)	24,058	(40,450)
Futures contracts	9,104	631	(7,228)	11,542
Total	$(9,925)	$(3,821)	$(4,441)	$1,095

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $0, $52, $0, and $104	$—	$148	$—	$295
Loss included in interest expense on borrowings	(143)	(62)	(280)	(74)
Total	$(143)	$86	$(280)	$221

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Designated as hedging:
Amount of gain (loss) recognized in other comprehensive income, net of tax $23, $(40), $135, and $(443)	$67	$(112)	$383	$(1,257)
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Gross amounts recognized	$4,466	$3,863	$23,536	$34,051
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	4,466	3,863	23,536	34,051

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	3,146	857	3,146	857
Less: financial collateral pledged	—	—	20,390	33,194
Net amounts	$1,320	$3,006	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At June 30, 2021 and December 31, 2020, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $66,557 and $57,985, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.
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
The Company records the fair values of financial assets and liabilities on a recurring and non-recurring basis using the following methods and assumptions:
Investment securities - Investment securities are recorded at fair value on a recurring basis. Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of similar instruments or are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the pricing relationship or correlation among other benchmark quoted securities. Investment securities valued using quoted market prices of similar instruments or that are valued using matrix pricing are classified as Level 2. When significant inputs to the valuation are unobservable, the available-for-sale securities are classified within Level 3 of the fair value hierarchy.
Where no active market exists for a security or other benchmark securities, fair value is estimated by the Company with reference to discount margins for other high-risk securities.
Loans held for sale - Loans held for sale are carried at fair value. Fair value is determined using current secondary market prices for loans with similar characteristics for the mortgage portfolio, that is, using Level 2 inputs. Commercial loans held for sale at fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. As such, these are considered Level 3.
Derivatives - The fair value of the Company's interest rate swaps are based upon fair values provided from entities that engage in interest rate swap activity and is based upon projected future cash flows and interest rates. Fair value of commitments is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered. These financial instruments are classified as Level 2.
OREO - OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations and excess land and facilities held for sale. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. The valuations are classified as Level 3.
Mortgage servicing rights - MSRs are carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. As such, MSRs are considered Level 3.
Collateral dependent loans - Collateral dependent loans are loans for which, based on current information and events, the Company has determined foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral and it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral dependent loans are classified as Level 3.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	Fair Value
June 30, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,717,097	$1,717,097	$—	$—	$1,717,097
Investment securities	1,409,175	—	1,409,175	—	1,409,175
Loans, net	7,054,291	—	—	7,199,111	7,199,111
Loans held for sale	821,529	—	697,407	124,122	821,529
Interest receivable	42,083	72	6,119	35,892	42,083
Mortgage servicing rights	101,615	—	—	101,615	101,615
Derivatives	42,182	—	42,182	—	42,182
Financial liabilities:
Deposits:
Without stated maturities	$8,921,516	$8,921,516	$—	$—	$8,921,516
With stated maturities	1,282,440	—	1,292,720	—	1,292,720
Securities sold under agreement to repurchase and federal funds sold	33,056	33,056	—	—	33,056
Subordinated debt	149,351	—	—	153,631	153,631
Other borrowings	1,555	—	1,555	—	1,555
Interest payable	4,136	169	2,442	1,525	4,136
Derivatives	28,960	—	28,960	—	28,960

	Fair Value
December 31, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,317,898	$1,317,898	$—	$—	$1,317,898
Investment securities	1,176,991	—	1,176,991	—	1,176,991
Loans, net	6,912,570	—	—	7,058,693	7,058,693
Loans held for sale	899,173	—	683,770	215,403	899,173
Interest receivable	43,603	33	5,254	38,316	43,603
Mortgage servicing rights	79,997	—	—	79,997	79,997
Derivatives	68,938	—	68,938	—	68,938
Financial liabilities:
Deposits:
Without stated maturities	$8,020,783	$8,020,783	$—	$—	$8,020,783
With stated maturities	1,437,254	—	1,446,605	—	1,446,605
Securities sold under agreement to repurchase and federal funds sold	32,199	32,199	—	—	32,199
Subordinated debt	189,527	—	—	192,149	192,149
Other borrowings	16,598	—	16,598	—	16,598
Interest payable	6,772	327	4,210	2,235	6,772
Derivatives	48,242	—	48,242	—	48,242

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at June 30, 2021 are presented in the following table:

At June 30, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$8,255	$—	$8,255
Mortgage-backed securities - residential	—	1,035,003	—	1,035,003
Mortgage-backed securities - commercial	—	15,161	—	15,161
Municipal securities	—	332,883	—	332,883
Treasury securities	—	10,534	—	10,534
Corporate securities	—	2,536	—	2,536
Equity securities	—	4,803	—	4,803
Total securities	$—	$1,409,175	$—	$1,409,175
Loans held for sale	—	697,407	124,122	821,529
Mortgage servicing rights	—	—	101,615	101,615
Derivatives	—	42,182	—	42,182
Financial Liabilities:
Derivatives	—	28,960	—	28,960

The balances and levels of the assets measured at fair value on a non-recurring basis at June 30, 2021 are presented in the following table:

At June 30, 2021	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,927	$6,927
Collateral dependent loans:
Commercial and industrial	$—	$—	$15,220	$15,220
Construction	—	—	5,993	5,993
Residential real estate:
1-4 family mortgage	—	—	1,615	1,615
Residential line of credit	—	—	1,241	1,241
Commercial real estate:
Owner occupied	—	—	10,045	10,045
Non-owner occupied	—	—	11,624	11,624
Total collateral dependent loans	$—	$—	$45,738	$45,738

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$2,003	$—	$2,003
Mortgage-backed securities - residential	—	773,336	—	773,336
Mortgage-backed securities - commercial	—	21,588	—	21,588
Municipals, tax-exempt	—	356,329	—	356,329
Treasury securities	—	16,628	—	16,628
Corporate securities	—	2,516	—	2,516
Equity securities	—	4,591	—	4,591
Total securities	$—	$1,176,991	$—	$1,176,991
Loans held for sale	$—	$683,770	$215,403	$899,173
Mortgage servicing rights	—	—	79,997	79,997
Derivatives	—	68,938	—	68,938
Financial Liabilities:
Derivatives	—	48,242	—	48,242

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,662	$6,662
Collateral dependent loans:
Commercial and industrial	$—	$—	$1,728	$1,728
Construction	—	—	3,877	3,877
Residential real estate:
1-4 family mortgage	—	—	226	226
Residential line of credit	—	—	1,174	1,174
Commercial real estate:
Owner occupied	—	—	3,391	3,391
Non-owner occupied	—	—	8,164	8,164
Total collateral dependent loans	$—	$—	$18,560	$18,560

The following tables present information as of June 30, 2021 and December 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of June 30, 2021
Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$45,738	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$6,927	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

As of December 31, 2020
Financial instrument	Fair Value	Valuation technique	Significant Unobservable inputs	Range of inputs
Collateral dependent loans	$18,560	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$6,662	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the client and client's business. Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset's fair value at the date of foreclosure are charged to the allowance for credit losses. Appraisals for both collateral dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics. Collateral dependent loans that are dependent on recovery through sale of equipment, such as farm equipment, automobiles and aircrafts are generally valued based on public source pricing or subscription services while more complex assets are valued through leveraging brokers who have expertise in the collateral involved.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Fair value option
The following table summarizes the Company's loans held for sale, at fair value, as of the dates presented:

	June 30,	December 31,
	2021	2020
Commercial and industrial	$124,122	$215,403
Residential real estate:
1-4 family mortgage	697,407	683,770
Total loans held for sale	$821,529	$899,173
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
Net gains (losses) of $9,730 and $(10,986) resulting from fair value changes of mortgage loans were recorded in income during the three and six months ended June 30, 2021, respectively, compared to net gains of $8,048 and $13,866 during the three and six months ended June 30, 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. As of June 30, 2021, and December 31, 2020, there were $120,880 and $151,184, respectively, of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Three Months Ended June 30, 2021
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$197,490	$(22,506)	$174,984
Change in fair value:
Pay-downs and pay-offs	(52,226)	—	(52,226)
Write-offs to discount	(9,292)	9,292	—
Changes in valuation included in other noninterest income	—	1,364	1,364
Carrying value at end of period	$135,972	$(11,850)	$124,122

	Six Months Ended June 30, 2021
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(91,792)	—	(91,792)
Write-offs to discount	(11,299)	11,299	—
Changes in valuation included in other noninterest income	—	511	511
Carrying value at end of period	$135,972	$(11,850)	$124,122
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income in the consolidated statements of income.
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of June 30, 2021 and December 31, 2020:

June 30, 2021	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$697,407	$676,510	$20,897
Commercial loans held for sale measured at fair value	118,278	124,846	(6,568)
Nonaccrual loans	5,844	11,126	(5,282)

December 31, 2020
Mortgage loans held for sale measured at fair value	$683,770	$651,887	$31,883
Commercial loans held for sale measured at fair value	208,914	226,867	(17,953)
Past due loans of 90 days or more	83	163	(80)
Nonaccrual loans	6,406	12,033	(5,627)
Note (12)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company offers full-service conforming residential mortgage products, including conforming residential loans and services through two distinct delivery channels: retail and ConsumerDirect. Additionally, the Mortgage segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
As previously reported, on March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Results for the comparable prior period have been revised to reflect this realignment. The impact of this change on previously reported segment results was the reclassification of mortgage retail footprint total net contribution of $5,398 and $8,874 from the Banking segment to the Mortgage segment for the three and six months ended June 30, 2020, respectively.

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
The following tables provide segment financial information for three and six months ended June 30, 2021 and 2020 as follows:

Three months ended June 30, 2021	Banking	Mortgage	Consolidated
Net interest income	$86,553	$10	$86,563
Provisions for credit losses(1)	(13,839)	—	(13,839)
Mortgage banking income(2)	—	38,644	38,644
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(3,145)	(3,145)
Other noninterest income	14,002	(201)	13,801
Depreciation and amortization	1,618	344	1,962
Amortization of intangibles	1,394	—	1,394
Other noninterest expense	55,182	34,422	89,604
Income before income taxes	$56,200	$542	$56,742
Income tax expense			13,440
Net income applicable to FB Financial Corporation and noncontrolling interest			43,302
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$43,294
Total assets	$10,908,107	$1,010,260	$11,918,367
Goodwill	242,561	—	242,561
(1)Included $(954) in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

Three months ended June 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$55,350	$(13)	$55,337
Provisions for credit losses(1)	25,921	—	25,921
Mortgage banking income(2)	—	85,406	85,406
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(13,238)	(13,238)
Other noninterest income	9,323	—	9,323
Depreciation and amortization	1,503	247	1,750
Amortization of intangibles	1,205	—	1,205
Other noninterest expense(3)	39,332	38,292	77,624
(Loss) income before income taxes	$(3,288)	$33,616	$30,328
Income tax expense			7,455
Net income applicable to FB Financial Corporation and noncontrolling interest			22,873
Net income applicable to noncontrolling interest(4)			—
Net income applicable to FB Financial Corporation			$22,873
Total assets	$6,632,506	$623,030	$7,255,536
Goodwill	175,441	—	175,441
(1)Included $1,882 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Included $1,586 of merger costs in the Banking Segment primarily related to the integration of Farmers National
(4)Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Six Months Ended June 30, 2021	Banking	Mortgage	Consolidated
Net interest income	$169,150	$(11)	$169,139
Provisions for credit losses(1)	(27,693)	—	(27,693)
Mortgage banking income(2)	—	99,239	99,239
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(8,408)	(8,408)
Other noninterest income	25,400	(201)	25,199
Depreciation and amortization	3,476	672	4,148
Amortization of intangibles	2,834	—	2,834
Other noninterest expense	107,619	73,057	180,676
Income before income taxes	$108,314	$16,890	$125,204
Income tax expense			29,028
Net income applicable to FB Financial Corporation and noncontrolling interest			96,176
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$96,168
Total assets	$10,908,107	$1,010,260	$11,918,367
Goodwill	242,561	—	242,561
(1)Included $(3,176) in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

Six Months Ended June 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$111,583	$3	$111,586
Provisions for credit losses(1)	55,486	—	55,486
Mortgage banking income(2)	—	124,019	124,019
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(19,106)	(19,106)
Other noninterest income	19,278	—	19,278
Depreciation and amortization	2,995	497	3,492
Amortization of intangibles	2,408	—	2,408
Other noninterest expense(3)	80,454	62,784	143,238
(Loss) income before income taxes	$(10,482)	$41,635	$31,153
Income tax expense			7,535
Net income applicable to FB Financial Corporation and noncontrolling interest			23,618
Net income applicable to noncontrolling interest(4)			—
Net income applicable to FB Financial Corporation			$23,618
Total assets	$6,632,506	$623,030	$7,255,536
Goodwill	175,441	—	175,441
(1)Includes $3,483 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Includes $4,636 of merger costs in the Banking segment related to the Farmers National acquisition and the Franklin merger.
(4)Banking segment includes noncontrolling interest.

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, had a prime interest rate of 3.25% as of June 30, 2021 and 2020, and is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $6,110 and $3,335 for the three months ended June 30, 2021 and 2020, respectively, and $11,510 and $5,710 for the six months ended June 30, 2021 and 2020, respectively.

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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2021 and December 31, 2020, the Bank and Company met all capital adequacy requirements to which they are subject.
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
Actual and required capital amounts and ratios are included below as of the dates indicated.

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,383,471	14.9%	$974,690	10.5%	N/A	N/A
FirstBank	1,317,759	14.2%	971,072	10.5%	$924,831	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,177,609	12.7%	$789,034	8.5%	N/A	N/A
FirstBank	1,131,897	12.2%	786,106	8.5%	$739,865	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,177,609	10.1%	$466,866	4.0%	N/A	N/A
FirstBank	1,131,897	9.7%	465,961	4.0%	$582,451	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,147,609	12.4%	$649,793	7.0%	N/A	N/A
FirstBank	1,131,897	12.2%	647,382	7.0%	$601,140	6.5%

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	1,353,279	14.9%	951,327	10.5%	$906,026	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	1,142,548	12.6%	770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	1,142,548	10.5%	435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	1,142,548	12.6%	634,218	7.0%	$588,917	6.5%

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
The following table summarizes information about the changes in restricted stock units as of the dates indicated:

	Six Months Ended June 30,
	2021		2020
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,047,071	$26.06	826,263	$23.76
Granted	193,760	43.06	132,605	33.92
Vested	(159,114)	32.63	(132,203)	32.52
Forfeited	(29,639)	27.36	(14,826)	34.24
Balance at end of period	1,052,078	$27.73	811,839	$24.84

The total fair value of restricted stock units vested and released was $828 and $5,192 for the three and six months ended June 30, 2021, respectively, and $1,048 and $4,299 for the three and six months ended June 30, 2020, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $2,193 and $4,659 for the three and six months ended June 30, 2021, respectively, and $2,015 and $3,817 for the three and six months ended June 30, 2020, respectively. This included $142 and $299 paid to Company directors during the three and six months ended June 30, 2021, respectively, and $231 and $378 during the three and six months ended June 30, 2020, related to director grants and compensation elected to be settled in stock.
As of June 30, 2021 and December 31, 2020, there was $16,091 and $13,436 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.7 years and 2.5 years, respectively. As of June 30, 2021 and December 31, 2020, there were 2,158,408 and 2,240,434 shares available for issuance under the 2016-LTIP plan, respectively. At June 30, 2021 and December 31, 2020, there was $741 and $613, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying restricted stock units.
Performance Based Restricted Stock Units
The following table summarizes information about the changes in performance stock units as of and for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021		2020
	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	53,147	$36.21	—	$—
Granted	65,304	43.20	53,147	36.21
Vested	—	—	—	—
Forfeited or expired	(2,319)	36.73	—	—
Balance at end of period (unvested)	116,132	$40.13	53,147	$36.21
The Company awards performance-based restricted stock units to executives and other officers and employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria during the fixed three-year performance period. The

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on average adjusted return on tangible equity as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.
The Company recorded compensation cost of $322 and $522 during the three and six months ended June 30, 2021 respectively, and $335 and $416 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the Company determined the probability of meeting the performance criteria for each grant, and recorded compensation cost associated with a 140.0% (related to shares granted in 2020) and 102.5% (related to shares granted in 2021) vesting, when factoring in the conversion of PSUs to shares of common stock. As of June 30, 2021, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $7,829, and the remaining performance period over which the cost could be recognized was 2.4 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were no shares issued under ESPP during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, there were 21,566 and 12,145 shares of common stock issued under the ESPP, respectively. As of June 30, 2021 and December 31, 2020, there were 2,357,440 and 2,379,006 shares available for issuance under the ESPP, respectively.
Note (15)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2021	$24,675
New loans and advances	1,687
Change in related party status	(98)
Repayments	(4,933)
Loans outstanding at June 30, 2021	$21,331

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $20,465 and $23,059 at June 30, 2021 and December 31, 2020, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $303,900 and $245,084 as of June 30, 2021 and December 31, 2020, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $21 and $53 in unamortized leasehold improvements related to these leases at June 30, 2021 and December 31, 2020, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $132 and $260 for the three and six months ended June 30, 2021, respectively, and $128 and $256 for the three and six months ended June 30, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

(D) Aviation time sharing agreement:
The Company is a participant to aviation time sharing agreements with entities owned by a certain director of the Company. During the three and six months ended June 30, 2021, the Company made payments of $21 and $32, respectively, and $58 and $91 during the three and six months ended June 30, 2020, respectively, under these agreements.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the three and six months ended June 30, 2021, the Company paid $605 under this agreement related to the secondary offering completed during the second quarter of 2021. No such expenses were incurred during the three and six months ended June 30, 2020.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at June 30, 2021 and December 31, 2020, and our results of operations for the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the Securities and Exchange Commission on March 12, 2021 (our "Annual Report"), and with the accompanying unaudited notes to the consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this "Report").
Forward-looking statements
This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the projected impact of the COVID-19 global pandemic on our business operations, statements relating to the benefits, costs, and synergies of the merger with Franklin Financial Network, Inc. (“Franklin”) (the “merger”), and FB Financial’s future plans, results, strategies, and expectations.
These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond FB Financial’s control. The inclusion of these forward-looking statements should not be regarded as a representation by FB Financial or any other person that such expectations, estimates, and projections will be achieved. Accordingly, FB Financial cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which we operate and/or the US economy generally, (2) the effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and its impact on the economy, financial markets, and on our business and our customers' business, results of operations, asset quality and financial condition, as well as the efficacy, distribution, and public adoption of vaccines and the impact of the Delta variant of the coronavirus or the emergence of other new variants of the coronavirus, (3) changes in government interest rate policies and its impact on our business, net interest margin, and mortgage operations, (4) our ability to effectively manage problem credits, (5) the risk that the cost savings and any revenue synergies from the merger or another acquisition may not be realized or may take longer than anticipated to be realized, (6) the ability of FB Financial to effectively integrate and manage the larger and more complex operations of the combined company following the merger, (7) FB Financial’s ability to successfully execute its various business strategies, (8) the impact of the recent change in the U.S. presidential administration and Congress and any resulting impact on economic policy, capital markets, federal regulation, and the response to the COVD-19 pandemic; (8) the potential impact of the proposed phase-out of the LIBOR or other changes involving LIBOR (9) the effectiveness of our cyber security controls and procedures to prevent and mitigate attempted intrusions; (10) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, (11) general competitive, economic, political, and market conditions. Further information regarding FB Financial and factors which could affect the forward-looking statements contained herein can be found in FB Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in any of FB Financial's subsequent filings with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond FB Financial’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this filing, and FB Financial undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for FB Financial to predict their occurrence or how they will affect the company.

FB Financial qualifies all forward-looking statements by these cautionary statements.

Critical accounting policies
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards, are discussed in further detail in Note 1, "Basis of presentation," in the notes to our consolidated financial statements in this Report.
Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
(dollars in thousands, except per share data and %)	2021	2020	2021	2020	2020
Statement of Income Data
Total interest income	$96,329	$65,607	$191,114	$135,281	$314,644
Total interest expense	9,766	10,270	21,975	23,695	48,986
Net interest income	86,563	55,337	169,139	111,586	265,658
Provisions for credit losses	(13,839)	25,921	(27,693)	55,486	107,967
Total noninterest income	49,300	81,491	116,030	124,191	301,855
Total noninterest expense	92,960	80,579	187,658	149,138	377,085
Income before income taxes	56,742	30,328	125,204	31,153	82,461
Income tax expense	13,440	7,455	29,028	7,535	18,832
Net income applicable to FB Financial Corporation and noncontrolling interest	43,302	22,873	96,176	23,618	63,629
Net income applicable to noncontrolling interest	8	—	8	—	8
Net income applicable to FB Financial Corporation	$43,294	$22,873	$96,168	$23,618	$63,621
Net interest income (tax—equivalent basis)	$87,321	$55,977	$170,689	$112,761	$268,497
Per Common Share
Basic net income	$0.91	$0.71	$2.03	$0.75	$1.69
Diluted net income	0.90	0.70	2.00	0.74	1.67
Book value (1)	28.96	25.08	28.96	25.08	27.35
Tangible book value (4)	23.43	19.07	23.43	19.07	21.73
Cash dividends declared	0.11	0.09	0.22	0.18	0.36
Selected Balance Sheet Data
Cash and cash equivalents	$1,717,097	$717,592	$1,717,097	$717,592	$1,317,898
Loans held for investment	7,198,954	4,827,023	7,198,954	4,827,023	7,082,959
Allowance for credit losses (5)	(144,663)	(113,129)	(144,663)	(113,129)	(170,389)
Loans held for sale, at fair value	821,529	435,479	821,529	435,479	899,173
Investment securities, at fair value	1,409,175	751,767	1,409,175	751,767	1,176,991
Other real estate owned, net	11,986	15,091	11,986	15,091	12,111
Total assets	11,918,367	7,255,536	11,918,367	7,255,536	11,207,330
Customer deposits	10,163,056	5,937,373	10,163,056	5,937,373	9,396,478
Brokered and internet time deposits	40,900	15,428	40,900	15,428	61,559
Total deposits	10,203,956	5,952,801	10,203,956	5,952,801	9,458,037
Borrowings	183,962	328,662	183,962	328,662	238,324
Total common shareholders' equity	1,371,721	805,216	1,371,721	805,216	1,291,289

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
(dollars in thousands, except per share data and %)	2021	2020	2021	2020	2020
Selected Ratios
Return on average:
Assets (2)	1.46%	1.30%	1.66%	0.70%	0.75%
Shareholders' equity (2)	13.0%	11.6%	14.7%	6.07%	6.58%
Tangible common equity (4)	16.1%	15.3%	18.3%	8.04%	8.54%
Average shareholders' equity to average assets	11.3%	11.2%	11.3%	11.6%	11.5%
Net interest margin (tax-equivalent basis)	3.18%	3.50%	3.18%	3.70%	3.46%
Efficiency ratio	68.4%	58.9%	65.8%	63.3%	66.4%
Adjusted efficiency ratio (tax-equivalent basis) (4)	68.9%	57.5%	65.8%	60.9%	59.2%
Loans held for investment to deposit ratio	70.6%	81.1%	70.6%	81.1%	74.9%
Yield on interest-earning assets	3.53%	4.14%	3.59%	4.48%	4.09%
Cost of interest-bearing liabilities	0.49%	0.94%	0.57%	1.11%	0.94%
Cost of total deposits	0.31%	0.65%	0.36%	0.79%	0.62%

Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income (5)	2.01%	2.34%	2.01%	2.34%	2.41%
Allowance for credit losses to nonperforming loans (5)	243.0%	324.8%	243.0%	324.8%	264.3%
Nonperforming loans to loans, net of unearned income	0.83%	0.72%	0.83%	0.72%	0.91%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.5%	11.1%	11.5%	11.1%	11.5%
Tier 1 capital (to average assets)	10.1%	9.7%	10.1%	9.7%	10.0%
Tier 1 capital (to risk-weighted assets (3)	12.7%	12.1%	12.7%	12.1%	12.0%
Total capital (to risk-weighted assets) (3)	14.9%	13.4%	14.9%	13.4%	15.0%
Tangible common equity to tangible assets (4)	9.52%	8.67%	9.52%	8.67%	9.38%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.4%	11.6%	12.4%	11.6%	11.7%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	11.4%	11.6%	11.4%	11.6%	12.3%
Tier 1 capital (to average assets)	9.72%	9.70%	9.72%	9.70%	10.5%
Tier 1 capital (to risk-weighted assets) (3)	12.2%	12.3%	12.2%	12.3%	12.6%
Total capital to (risk-weighted assets) (3)	14.2%	13.5%	14.2%	13.5%	14.9%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.2%	12.3%	12.2%	12.3%	12.6%
(1)Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 47,360,950, 32,101,108, and 47,220,743 as of June 30, 2021, June 30, 2020 and December 31, 2020, respectively.
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
(4)These measures are not measures recognized under generally accepted accounting principles (United States), and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
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
Adjusted Efficiency ratio (tax equivalent basis)
The adjusted efficiency ratio (tax equivalent basis) is a non-GAAP measure that excludes certain gains (losses), merger and conversion, offering, and mortgage restructuring expenses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains or losses and changes. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

(In Thousands, Except Share Data and %)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$92,960	$80,579	$187,658	$149,138	$377,085
Less merger and conversion and offering expenses	605	1,586	605	4,636	34,879
Less gain on lease terminations	(787)	—	(787)	—	—
Less FHLB prepayment penalties	—	—	—	—	6,838
Adjusted noninterest expense	$93,142	$78,993	$187,840	$144,502	$335,368
Net interest income (tax-equivalent basis)	$87,321	$55,977	$170,689	$112,761	$268,497
Total noninterest income	49,300	81,491	116,030	124,191	301,855
Less gain on change in fair value on commercial loans held for sale	1,364	—	511	—	3,228
Less cash life insurance benefit	—	—	—	—	715
Less (loss) gain on sales or write-downs of other real estate owned and other assets	(23)	86	473	137	(1,491)
Less loss on other assets	(4)	(54)	(15)	(382)	(90)
Less gain (loss) from securities, net	144	(28)	227	35	1,631
Adjusted noninterest income	$47,819	$81,487	$114,834	$124,401	$297,862
Adjusted operating revenue	$135,140	$137,464	$285,523	$237,162	$566,359
Efficiency ratio (GAAP)	68.4%	58.9%	65.8%	63.3%	66.4%
Adjusted efficiency ratio (tax-equivalent basis)	68.9%	57.5%	65.8%	60.9%	59.2%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders' equity to total assets:

	As of June 30,		As of December 31,
(In Thousands, Except Share Data and %)	2021	2020	2020
Tangible Assets
Total assets	$11,918,367	$7,255,536	$11,207,330
Adjustments:
Goodwill	(242,561)	(175,441)	(242,561)
Core deposit and other intangibles	(19,592)	(17,671)	(22,426)
Tangible assets	$11,656,214	$7,062,424	$10,942,343
Tangible Common Equity
Total common shareholders' equity	$1,371,721	$805,216	$1,291,289
Adjustments:
Goodwill	(242,561)	(175,441)	(242,561)
Core deposit and other intangibles	(19,592)	(17,671)	(22,426)
Tangible common equity	$1,109,568	$612,104	$1,026,302
Common shares outstanding	47,360,950	32,101,108	47,220,743
Book value per common share	$28.96	$25.08	$27.35
Tangible book value per common share	$23.43	$19.07	$21.73
Total common shareholders' equity to total assets	11.5%	11.1%	11.5%
Tangible common equity to tangible assets	9.52%	8.67%	9.38%
Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders' equity and excludes the impact of goodwill and other intangibles. This measurement is also used by the Company's management to evaluate capital adequacy. The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders' equity and return on average tangible common equity to return on average shareholders' equity:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In Thousands, Except %)	2021	2020	2021	2020	2020
Return on average tangible common equity
Total average common shareholders' equity	$1,339,938	$795,705	$1,321,947	$782,475	$966,336
Adjustments:
Average goodwill	(242,561)	(175,150)	(242,561)	(173,294)	(199,104)
Average intangibles, net	(20,253)	(18,209)	(20,970)	(18,223)	(22,659)
Average tangible common equity	$1,077,124	$602,346	$1,058,416	$590,958	$744,573
Net income applicable to FB Financial Corporation	$43,294	$22,873	$96,168	$23,618	$63,621
Return on average common shareholders' equity	13.0%	11.6%	14.7%	6.07%	6.58%
Return on average tangible common equity	16.1%	15.3%	18.3%	8.04%	8.54%

Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia, and mortgage offices across the Southeast. As of June 30, 2021, our footprint included 81 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to a national internet delivery channel.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, unsecured credit lines, FHLB advances, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate through our retail and online ConsumerDirect channels, as well as from mortgage servicing revenues.
Pandemic Update
During 2020, the COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. As certain restrictions began lifting and more businesses were allowed to open their doors in late 2020, we began to experience a slow improvement in commerce through much of our footprint, which continued into the first half of 2021 with further easing of restrictions and increasing availability of vaccinations. Despite the pickup in economic activity, commercial and consumer activity has not returned to pre-pandemic levels. Although most restrictions were lifted and vaccines became widely available during the first half of 2021, during the three months ended June 30, 2021, concern began building regarding the potential impact the new Delta variant of the virus may have on the global economy and the efficacy of available vaccines to protect against widespread infection. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.
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
The transaction added a new subsidiary to the Company, FirstBank Risk Management, which provides risk management services to the Company in the form of enhanced insurance coverages. It also added a new subsidiary to the Bank, FirstBank Investments of Tennessee, Inc., which provides investment services to the Bank. FBIT has a wholly owned subsidiary, FirstBank Investments of Nevada, Inc. to provide investment services to FBIT. FBIN has a controlling interest in a subsidiary, FirstBank Preferred Capital, Inc., which serves as a real estate investment trust, to allow the Bank to sell real estate loans to the REIT to obtain a tax benefit.
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
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Our net income increased during the three months ended June 30, 2021 to $43.3 million, up from $22.9 million for the three months ended June 30, 2020. Diluted earnings per common share was $0.90 and $0.70 for the three months ended June 30, 2021 and 2020, respectively. Our net income represented a return on average assets, or ROAA, of 1.46% and 1.30% for the three months ended June 30, 2021 and 2020, respectively and a return on average shareholders’ equity, or ROAE, of 13.0% and 11.6% for the same periods. Our ratio of return on average tangible common equity, or ROATCE for the three months ended June 30, 2021 and 2020 was 16.1% and 15.3%, respectively.
During the three months ended June 30, 2021, net interest income before the provision for credit losses increased to $86.6 million compared with $55.3 million for the three months ended June 30, 2020. Our net interest margin, on a tax-equivalent basis, decreased to 3.18% for the three months ended June 30, 2021, compared with 3.50% for the three months ended June 30, 2020. The decrease was the combined result of sustained lower interest rates on newly issued loans for three months ended June 30, 2021 and a change in balance sheet composition which was illustrated by an increase in excess liquidity, which negatively impacted our NIM by approximately 37 basis points for the three months ended June 30, 2021. Whereas, for the three months ended June 30, 2020, excess liquidity negatively impacted our NIM by approximately 7 basis points. We estimate our excess liquidity to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets.
We incurred a decrease in noninterest income of $32.2 million to $49.3 million for the three months ended June 30, 2021, compared with $81.5 million for the same period in the prior year. The decrease in mortgage banking income was the primary driver for the downward movement in noninterest income, which was a result of lower interest rate lock volumes during the three months ended June 30, 2021 when compared with the three months ended June 30, 2020. This decrease was partially offset by reversals in provisions for credit losses of $13.8 million (including a reversal of provision for credit losses on unfunded commitments of $1.0 million) for the three months ended June 30, 2021 compared to recognition of provisions for credit losses of $25.9 million (including a recognition of provision for credit losses on unfunded commitments of $1.9 million) for the three months ended June 30, 2020.
Noninterest expense increased to $93.0 million for the three months ended June 30, 2021, compared with $80.6 million for the three months ended June 30, 2020. The increase in noninterest expense is reflective of the increases in salaries, commissions and personnel-related costs from the incremental head count associated with our growth, including the impact of our acquisition of Franklin.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Our net income increased during the six months ended June 30, 2021 to $96.2 million from $23.6 million for the six months ended June 30, 2020. Diluted earnings per common share was $2.00 and $0.74 for the six months ended June 30, 2021 and 2020, respectively. Our net income represented a return on average assets of 1.66% and 0.70% for the six months ended June 30, 2021 and 2020, respectively, and a return on average equity of 14.7% and 6.07% for the same periods. Our ratio of return on average tangible common equity for the six months ended June 30, 2021 and 2020 was 18.3% and 8.04%, respectively.
These results were significantly impacted by the improvement in economic forecasts incorporated in our current expected credit losses loss rate model, leading to a reversal in our provisions for credit losses and unfunded commitments amounting to $27.7 million for the six months ended June 30, 2021 compared with provision expenses of $55.5 million for the six months ended June 30, 2020. Our results were also impacted by our acquisition of Farmers National during the six months ended June 30, 2020, resulting in merger expenses of $4.6 million during the first half of 2020. There were no business combinations during the six months ended June 30, 2021.
During the six months ended June 30, 2021, net interest income before provisions for credit losses increased to $169.1 million compared with $111.6 million in the six months ended June 30, 2020. Our net interest margin, on a tax-equivalent basis, decreased to 3.18% for the six months ended June 30, 2021 as compared to 3.70% for the six months ended June 30, 2020, influenced by a sustained low interest rate environment. Our NIM was also influenced by a change in balance sheet composition which was illustrated by an increase in excess liquidity, which negatively impacted our NIM by approximately 35 basis points for the six months ended June 30, 2021 compared to 4 basis points for the six months ended June 30, 2020.
Noninterest income for the six months ended June 30, 2021 decreased by $8.2 million to $116.0 million, down from $124.2 million for prior year period. The decrease in noninterest income was primarily driven by an decrease in mortgage banking income of $14.1 million to $90.8 million, which was partially offset by increases in both ATM and interchange fee income and investment services and trust income, reflecting the increase in commerce during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.
Noninterest expense increased to $187.7 million for the six months ended June 30, 2021, compared with $149.1 million for the six months ended June 30, 2020. The increase in noninterest expense is reflective of the increases in salaries, commissions and personnel-related costs from the incremental head count increase associated with our growth, including the impact of our business combination with Franklin in the last half of 2020.
Financial condition
Our total assets increased by 6.34% to $11.92 billion as of June 30, 2021, as compared to $11.21 billion as of December 31, 2020. This increase reflects increased liquidity in the form of cash and cash equivalents of $399.2 million to $1.72 billion as of June 30, 2021 from $1.32 billion as of December 31, 2020, in addition to an increase of available-for-sale debt securities of $232.0 million to $1.40 billion as of June 30, 2021 from $1.17 billion as of December 31, 2020.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. As previously reported, on March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Previously disclosed results for the three and six months ended June 30, 2020 have been revised to reflect this realignment. See Note 12, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment increased for the three months ended June 30, 2021 to $56.2 million, compared to a loss of $3.3 million for the three months ended June 30, 2020. These results were primarily driven by reversals in provisions for credit losses of $13.8 million (including a reversal of provision for credit losses on unfunded commitments of $1.0 million) for the three months ended June 30, 2021 compared to provisions for credit losses expense of $25.9 million (including a provision for credit losses on unfunded commitments of $1.9 million) for the three months ended June 30, 2020. Noninterest income increased to $14.0 million in the three months ended June 30, 2021 as compared to $9.3 million in the three months ended June 30, 2020. Noninterest expense increased $16.2 million to $58.2 million for three months ended June 30, 2021, primarily due to our overall growth, including increased salaries, commissions and employee benefits expenses associated with incremental headcount following our acquisition of Franklin.
Income before taxes from the Banking segment increased for the six months ended June 30, 2021 to $108.3 million, compared to a loss of $10.5 million for the six months ended June 30, 2020. These results were primarily driven by increases in net interest income of $57.6 million to $169.2 million during the six months ended June 30, 2021 compared to $111.6 million during the six months ended June 30, 2020. Our provisions for credit losses on loans held for investment and unfunded loan commitments resulted in a reversal of $27.7 million of provision during the six months ended June 30, 2021 compared to expense of $55.5 million in the same period in the previous year. Noninterest income increased to $25.4 million in the six months ended June 30, 2021 as compared to $19.3 million in the six months ended June 30, 2020. Noninterest expense increased $28.1 million to $113.9 million for six months ended June 30, 2021 due to increases in salaries, commissions and employee benefits associated with our growth, including the impact of additional headcount resulting from our acquisition of Franklin and investment in additional revenue producers in our markets.
Mortgage
Income before taxes from the Mortgage segment decreased to $0.5 million for the three months ended June 30, 2021, compared with $33.6 million for the three months ended June 30, 2020; the result of lower volumes impacted by the rising interest rate environment and a decrease in refinancing activity. Noninterest income decreased $36.9 million to $35.3 million for the three months ended June 30, 2021, compared with $72.2 million the three months ended June 30, 2020.
Noninterest expense for the three months ended June 30, 2021 and 2020 was $34.8 million and $38.5 million, respectively. Lower noninterest expenses were mainly attributable to decreased mortgage commissions and other costs associated with the lower volume during the three months ended June 30, 2021 compared with the three months ended June 30, 2020.
Income before taxes from the Mortgage segment decreased to $16.9 million for the six months ended June 30, 2021 as compared to $41.6 million for the six months ended June 30, 2020 There was a decrease in mortgage banking income of $14.1 million to $90.8 million during the six months ended June 30, 2021 compared to $104.9 million for the six months ended June 30, 2020. This was a result of a 15.4% decrease in interest rate lock volume during the six months ended June 30, 2021 compared with the same period in the prior year. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. This slowdown in interest rate lock volume during the six months ended June 30, 2021 reflects the slow down experienced across the industry compared with the same period in the prior year, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic.
Noninterest expense for the six months ended June 30, 2021 and 2020 was $73.7 million and $63.3 million, respectively. This increase during the six months ended June 30, 2021 is mainly attributable to additional hiring which was driven by the increased volume our business lines were experiencing. Headcount also increased following our 2020 acquisitions.
Further discussion on the components of mortgage banking income is included under the subheading 'Noninterest income' included within this management's discussion and analysis.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2021 and 2020.
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
In response to economic uncertainty related to the COVID-19 pandemic, short term interest rates have been at historic lows. The Federal Funds Target Rate range was 0% - 0.25% as of June 30, 2020 and maintained this rate as of June 30, 2021. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. Furthermore, the Federal Reserve has indicated it expects only slight rate increases over the next 24 months and expects a Federal Funds Target range of 0.50% to 0.75% by 2023. Additionally, the Federal Reserve maintained their commitment to open-ended purchases of Treasury securities and agency mortgage-backed securities. During the first half of 2021, the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant. During the first half of 2020, the US Treasury curve flatten as long-term and short-term decreased significantly.
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net interest income increased 56.4% to $86.6 million for the three months ended June 30, 2021 compared to $55.3 million in the three months ended June 30, 2020. On a tax-equivalent basis, net interest income increased $31.3 million to $87.3 million for the three months ended June 30, 2021 as compared to $56.0 million for the three months ended June 30, 2020. The increase in tax-equivalent net interest income for the three months ended June 30, 2021 was primarily driven by an increase in the volume in loans held for investment combined with a decrease in our cost of funding, specifically our borrowing rate on customer time deposits, which decreased to 0.63% for the three months ended June 30, 2021 compared to 1.78% for the three months ended June 30, 2020.
Interest income, on a tax-equivalent basis, was $97.1 million for the three months ended June 30, 2021, compared to $66.2 million for the three months ended June 30, 2020, an increase of $30.8 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $25.2 million to $83.4 million for the three months ended June 30, 2021 from $58.2 million for the three months ended June 30, 2020 primarily due to an increase in average balances of loans held for investment of $2.31 billion. The increase in the average loan balances period over period reflects the $2.43 billion loan portfolio acquired in the Franklin merger offset by a decrease of $116.9 million in average PPP loans during the three months ended June 30, 2021 from an average balance of $234.3 million for the three months ended June 30, 2020.
The tax-equivalent yield on loans held for investment was 4.72% for the three months ended June 30, 2021, down 18 basis points from the three months ended June 30, 2020. The decrease in yield was primarily due to sustained low contractual interest rates during the three months ended June 30, 2021 compared with the contractual rates of loans paid off or refinanced during the period. Contractual loan interest rates yielded 4.31% in the three months ended June 30, 2021 compared with 4.57% in the three months ended June 30, 2020. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 6 basis points higher for the three months ended June 30, 2021 compared to 18 points higher for the same period of the prior year.

Our NIM, on a tax-equivalent basis, decreased to 3.18% during the three months ended June 30, 2021 from 3.50% in the three months ended June 30, 2020, driven by loans issued in a declining interest rate environment and a change in balance sheet mix. The components of our loan yield, a key driver to our NIM for the three months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,
	2021		2020
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)(2)	$76,127	4.31%	$54,233	4.57%
Origination and other loan fee income(2)	6,928	0.39%	2,823	0.24%
(Amortization) accretion on purchased loans	(226)	(0.01)%	976	0.08%
Nonaccrual interest collections	535	0.03%	169	0.01%
Total loan yield	$83,364	4.72%	$58,201	4.90%
(1) Includes tax-equivalent adjustment.
(2)Includes $0.3 million and $0.6 million of loan contractual interest and $1.1 million and $0.6 million of loan fees related to PPP loans for three months ended June 30, 2021 and 2020, respectively.
Accretion on purchased loans lowered the NIM by 1 basis point for the three months ended June 30, 2021 and contributed 6 basis points to the NIM for the three months ended June 30, 2020. The decrease in accretion is due in part to the continued impact of purchase accounting resulting from our merger with Franklin, which after grossing up the amortized cost of purchased credit deteriorated loans, contributed a net premium of $11.3 million recorded as of August 15, 2020, to be amortized as a reduction to loan interest income. Excluding PPP loans, which have a contractual interest rate of 1%, our NIM would have been 5 and 11 basis points higher for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we anticipate recognizing an estimated $0.4 million in deferred origination fees, net of third party costs and deferred salaries, over the remaining life of the PPP loan portfolio.
Interest expense was $9.8 million for the three months ended June 30, 2021, a decrease of $0.5 million as compared to the three months ended June 30, 2020. The primary driver was the decrease in interest expense on time deposits of $3.0 million to $2.4 million for the three months ended June 30, 2021, compared to $5.4 million for the three months ended June 30, 2020 which was partially offset by an increase in interest expense on subordinated debt of $1.4 for the same period. The average rate on customer time deposits decreased 115 basis points from 1.78% for the three months ended June 30, 2020 to 0.63% for the three months ended June 30, 2021 as more costly deposits with higher interest rates matured or renewed and repriced at lower interest rates. Total cost of deposits was 0.31% for the three months ended June 30, 2021 compared to 0.65% for the three months ended June 30, 2020. Average subordinated debt outstanding increased to $149.2 million for the three months ended June 30, 2021 from $30.9 million for the three months ended June 30, 2020 as a result of our $100.0 million issuance in the last half of 2020 and additional subordinated debt we assumed in the Franklin merger.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2021			2020
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$7,085,300	$83,364	4.72%	$4,775,229	$58,201	4.90%
Loans held for sale- mortgage	726,782	4,948	2.73%	358,108	2,947	3.31%
Loans held for sale-commercial	152,699	1,626	4.27%	—	—	—%
Securities:
Taxable	976,170	3,844	1.58%	494,987	2,619	2.13%
Tax-exempt(4)	323,902	2,614	3.24%	236,161	2,174	3.70%
Total Securities(4)	1,300,072	6,458	1.99%	731,148	4,793	2.64%
Federal funds sold and reverse repurchase agreements’	106,257	41	0.15%	50,402	10	0.08%
Interest-bearing deposits with other financial institutions	1,614,106	494	0.12%	509,283	194	0.15%
FHLB stock	31,731	156	1.97%	16,871	102	2.43%
Total interest earning assets(4)	11,016,947	97,087	3.53%	6,441,041	66,247	4.14%
Noninterest Earning Assets:
Cash and due from banks	134,501			58,304
Allowance for credit losses	(157,990)			(91,196)
Other assets(3)	906,992			666,463
Total noninterest earning assets	883,503			633,571
Total assets	$11,900,450			$7,074,612
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$3,027,435	$2,689	0.36%	$1,161,593	$1,717	0.59%
Money market(5)	2,960,264	2,816	0.38%	1,422,344	2,179	0.62%
Savings deposits	411,711	57	0.06%	254,357	41	0.06%
Customer time deposits(5)	1,291,125	2,016	0.63%	1,197,960	5,292	1.78%
Brokered and internet time deposits(5)	39,860	341	3.43%	16,844	80	1.91%
Time deposits	1,330,985	2,357	0.71%	1,214,804	5,372	1.78%
Total interest-bearing deposits	7,730,395	7,919	0.41%	4,053,098	9,309	0.92%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	32,543	21	0.26%	32,451	50	0.62%
Federal Home Loan Bank advances	—	—	—%	250,000	405	0.65%
Subordinated debt(6)	149,155	1,819	4.89%	30,930	399	5.19%
Other borrowings	1,569	7	1.79%	15,000	107	2.87%
Total other interest-bearing liabilities	183,267	1,847	4.04%	328,381	961	1.18%
Total Interest-bearing liabilities	7,913,662	9,766	0.49%	4,381,479	10,270	0.94%
Noninterest bearing liabilities:
Demand deposits	2,484,176			1,728,343
Other liabilities	162,581			169,085
Total noninterest-bearing liabilities	2,646,757			1,897,428
Total liabilities	10,560,419			6,278,907
FB Financial Corporation common shareholders' equity	1,339,938			795,705
Noncontrolling interest	93			—
Shareholders' equity	1,340,031			795,705
Total liabilities and shareholders' equity	$11,900,450			$7,074,612
Net interest income (tax-equivalent basis)		$87,321			$55,977
Interest rate spread (tax-equivalent basis)			3.04%			3.20%
Net interest margin (tax-equivalent basis)(7)			3.18%			3.50%
Cost of total deposits			0.31%			0.65%
Average interest-earning assets to average interesting-bearing liabilities			139.2%			147.0%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $6.9 million and $2.8 million, net (amortization) accretion of $(0.2) million and $1.0 million, and nonaccrual interest collections of $0.5 million and $0.2 million are included in interest income in the three months ended June 30, 2021 and 2020, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively.
(5)Includes $0.9 million of interest rate premium accretion on money market deposits, $0.6 million of interest rate premium accretion on customer time deposits and $0.1 million of interest rate premium accretion on brokered and internet deposits for the three months ended June 30, 2021. Amounts in the prior year comparable period are not significant.
(6)Includes $0.1 million and $0 of interest rate premium accretion on subordinated debt for the three months ended June 30, 2021 and June 30, 2020, respectively.
(7)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
On a tax-equivalent basis, net interest income increased $57.9 million to $170.7 million for the six months ended June 30, 2021 as compared to $112.8 million for the six months ended June 30, 2020. The increase in tax-equivalent net interest income in the six months ended June 30, 2021 was primarily driven by an increase in the volume of loans held for investment outstanding as a result of the Franklin merger, coupled with a decrease in overall cost of deposits, which declined to 0.36% for the six months ended June 30, 2021, a 43 basis point reduction from the same period in 2020.
Interest income, on a tax-equivalent basis, was $192.7 million for the six months ended June 30, 2021, compared to $136.5 million for the six months ended June 30, 2020, an increase of $56.2 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $46.4 million to $166.4 million for the six months ended June 30, 2021 from $120.0 million for the six months ended June 30, 2020 primarily due to increased loan volume driven by growth in average loan held for investment balances of $2.41 billion.
The tax-equivalent yield on loans held for investment was 4.77%, down 44 basis points from the six months ended June 30, 2020. The decrease in yield was primarily due to the addition of new loans which were originated in a lower interest rate environment while higher yielding loans were paid off and refinanced at lower rates. Contractual loan interest rates yielded 4.35% in the six months ended June 30, 2021 compared with 4.85% in the six months ended June 30, 2020. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 7 basis points higher for the six months ended June 30, 2021 compared to 10 points higher for the same period in the prior year.
Overall, our NIM, on a tax-equivalent basis, decreased to 3.18% for the six months ended June 30, 2021 from 3.70% for the six months ended June 30, 2020, driven by the sustained low interest rate environment and change in balance sheet mix, partially attributable to our acquisition of Franklin and impact of excess liquidity carried on our balance sheet. The components of our loan yield, a key driver to our net interest margin for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021		2020
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$151,955	4.35%	$111,615	4.85%
Origination and other loan fee income (2)	13,568	0.39%	5,412	0.23%
(Amortization) Accretion on purchased loans	(284)	(0.01)%	2,554	0.11%
Nonaccrual interest collections	1,192	0.04%	437	0.02%
Total loan yield	$166,431	4.77%	$120,018	5.21%
(1)Includes tax-equivalent adjustment.
(2)Includes $0.7 million and $0.6 million of loan contractual interest and $2.7 million and $0.6 million of loan fees related to PPP loans for the six months ended June 30, 2021 and 2020, respectively.
Accretion on purchased loans lowered the NIM 1 basis point and contributed 8 basis points to the NIM for the six months ended June 30, 2021 and 2020, respectively. The decrease in accretion is due to the continued impact of purchase accounting resulting from our mergers, which can fluctuate based on volume of early pay-offs. Excluding PPP loans, our NIM would have been 6 and 5 basis points higher for the six months ended June 30, 2021 and 2020, respectively.
Interest expense was $22.0 million for the six months ended June 30, 2021, a decrease of $1.7 million as compared to the six months ended June 30, 2020. The decrease was largely attributed to a reduction of interest rates on customer time deposits partially offset by an increase in volume on subordinated debt. Interest expense on customer time deposits decreased to $5.1 million for the six months ended June 30, 2021 from $11.1 million for the six months ended June 30, 2020. This primary driver of decrease was due to the average rate on customer time deposits, which decreased 111 basis points from 1.87% for the six months ended June 30, 2020 to 0.76% for the six months ended June 30, 2021.

The decrease in interest expense from customer deposits was partially offset by an increase in interest expense on subordinated debt of $3.4 million associated with the increase in volume from our $100.0 million subordinated note offering and additional subordinated notes acquired from Franklin.
Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2021			2020
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$7,043,092	$166,431	4.77%	$4,631,577	$120,018	5.21%
Loans held for sale-mortgage	687,635	9,238	2.71%	286,129	4,937	3.47%
Loans held for sale-commercial	175,135	3,783	4.36%	—	—	—%
Securities:
Taxable	903,830	6,663	1.49%	503,493	5,675	2.27%
Tax-exempt (4)	329,074	5,260	3.22%	216,496	4,089	3.80%
Total Securities (4)	1,232,904	11,923	1.95%	719,989	9,764	2.73%
Federal funds sold and reverse repurchase agreements	119,959	61	0.10%	78,785	255	0.65%
Interest-bearing deposits with other financial institutions	1,521,162	915	0.12%	398,330	1,276	0.64%
FHLB stock	31,597	313	2.00%	16,539	206	2.50%
Total interest earning assets (4)	10,811,484	192,664	3.59%	6,131,349	136,456	4.48%
Noninterest Earning Assets:
Cash and due from banks	153,523			61,303
Allowance for credit losses	(164,648)			(77,128)
Other assets (3)	900,592			622,499
Total noninterest earning assets	889,467			606,674
Total assets	$11,700,951			$6,738,023
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$2,887,671	$5,707	0.40%	$1,116,633	$3,896	0.70%
Money market deposits(7)	2,939,177	6,431	0.44%	1,400,394	6,150	0.88%
Savings deposits	390,772	110	0.06%	236,475	120	0.10%
Customer time deposits(7)	1,332,868	5,052	0.76%	1,200,080	11,135	1.87%
Brokered and internet time deposits(7)	40,060	445	2.24%	18,600	176	1.90%
Time deposits	1,372,928	5,497	0.81%	1,218,680	11,311	1.87%
Total interest bearing deposits	7,590,548	17,745	0.47%	3,972,182	21,477	1.09%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	31,946	57	0.36%	29,641	107	0.73%
Federal Home Loan Bank advances	—	—	—%	250,000	1,119	0.90%
Subordinated debt(6)	168,965	4,160	4.96%	30,930	820	5.33%
Other borrowings	3,734	13	0.70%	11,374	172	3.04%
Total other interest-bearing liabilities	204,645	4,230	4.17%	321,945	2,218	1.39%
Total interest-bearing liabilities	7,795,193	21,975	0.57%	4,294,127	23,695	1.11%
Noninterest bearing liabilities:
Demand deposits	2,416,869			1,520,954
Other liabilities	166,849			140,467
Total noninterest-bearing liabilities	2,583,718			1,661,421
Total liabilities	10,378,911			5,955,548
FB Financial Corporation common shareholders' equity	1,321,947			782,475
Noncontrolling interest	93			—
Shareholders' equity	1,322,040			782,475
Total liabilities and shareholders' equity	$11,700,951			$6,738,023
Net interest income (tax-equivalent basis)		$170,689			$112,761
Interest rate spread (tax-equivalent basis)			3.02%			3.37%
Net interest margin (tax-equivalent basis) (5)			3.18%			3.70%
Cost of total deposits			0.36%			0.79%
Average interest-earning assets to average interest-bearing liabilities			138.7%			142.8%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $13.6 million and $5.4 million, net (amortization) accretion of $(0.3) million and $2.6 million, and nonaccrual interest collections of $1.2 million and $0.4 million are included in interest income for the six months ended June 30, 2021 and 2020, respectively.

(3)Includes investments in premises and equipment, other real estate owned, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $1.6 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
(6)Includes $0.4 million and $0 of accretion on subordinated debt fair value mark for the six months ended June 30, 2021 and 2020, respectively.
(7)Includes $1.9 million of interest rate premium accretion on money market deposits, $1.4 million on customer time deposits and $0.3 million on brokered and internet time deposits for the six months ended June 30, 2021. Amounts in the prior year comparable period are not significant.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three and six months ended June 30, 2021 and 2020. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$27,180	$(2,017)	$25,163
Loans held for sale - residential	2,510	(509)	2,001
Loans held for sale - commercial	1,626	—	1,626
Securities available-for-sale and other securities:
Taxable	1,895	(670)	1,225
Tax Exempt(2)	708	(268)	440
Federal funds sold and reverse repurchase agreements	22	9	31
Time deposits in other financial institutions	338	(38)	300
FHLB stock	73	(19)	54
Total interest income(2)	34,352	(3,512)	30,840
Interest-bearing liabilities:
Interest-bearing checking	1,657	(685)	972
Money market(3)	1,463	(826)	637
Savings deposits	22	(6)	16
Customer time deposits(3)	145	(3,421)	(3,276)
Brokered and internet time deposits(3)	197	64	261
Securities sold under agreements to repurchase and federal funds purchased	—	(29)	(29)
Federal Home Loan Bank advances	(405)	—	(405)
Subordinated debt(4)	1,442	(22)	1,420
Other borrowings	(60)	(40)	(100)
Total interest expense	4,461	(4,965)	(504)
Change in net interest income(2)	$29,891	$1,453	$31,344
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $6.9 million and $2.8 million, (amortization) accretion of $(0.2) million and $1.0 million and nonaccrual interest collections of $0.5 million and $0.2 million are included in interest income for the three months ended June 30, 2021 and 2020, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0.9 million and $0 of interest rate premium accretion on money market deposits, $0.6 million and $0.2 million of interest rate premium accretion on customer time deposits and $0.1 million and $0 of interest rate premium accretion (amortization) on brokered and internet deposits for the three months ended June 30, 2021 and 2020, respectively.
(4)Includes $0.1 million and $0 of interest rate premium accretion on subordinated debt for the three months ended June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

	Six months ended June 30, 2021 compared to six months ended June 30, 2020 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$56,985	$(10,572)	$46,413
Loans held for sale - residential	5,394	(1,093)	4,301
Loans held for sale - commercial	3,783	—	3,783
Securities available-for-sale and other securities:
Taxable	2,951	(1,963)	988
Tax Exempt(2)	1,799	(628)	1,171
Federal funds sold and reverse repurchase agreements	21	(215)	(194)
Time deposits in other financial institutions	675	(1,036)	(361)
FHLB stock	149	(42)	107
Total interest income(2)	71,757	(15,549)	56,208
Interest-bearing liabilities:
Interest bearing checking	3,500	(1,689)	1,811
Money market deposits(4)	3,367	(3,086)	281
Savings deposits	43	(53)	(10)
Customer time deposits(4)	503	(6,586)	(6,083)
Brokered and internet time deposits(4)	238	31	269
Securities sold under agreements to repurchase and federal funds purchased	4	(54)	(50)
Federal Home Loan Bank advances	(1,119)	—	(1,119)
Subordinated debt(3)	3,398	(58)	3,340
Other borrowings	(27)	(132)	(159)
Total interest expense	9,907	(11,627)	(1,720)
Change in net interest income(2)	$61,850	$(3,922)	$57,928
(1) Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $13.6 million and $5.4 million, (amortization) accretion of $(0.3) million and $2.6 million, and nonaccrual interest collections of $1.2 million and $0.4 million, are included in interest income for the six months ended June 30, 2021 and 2020, respectively.
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3) Includes $0.4 million of accretion on subordinated debt fair value mark for the six months ended June 30, 2021.
(4) Includes $1.9 million of interest rate premium accretion on money market deposits, $1.4 million on customer time deposits and $0.3 million on brokered and internet time deposits for the six months ended June 30, 2021. Amounts in the prior year comparable period were not significant.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates.
Three months ended June 30, 2021 compared to three months ended June 30, 2020
We recognized a reversal of provision for credit losses on loans held for investment for the three months ended June 30, 2021 of $12.9 million as compared to an expense of $24.0 million for the three months ended June 30, 2020. This reversal resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given an improvement in economic outlook and forecasts. Although the portfolio benefited from improving economic forecasts during the three months ended June 30, 2021, there is much uncertainty surrounding the impact of the COVID-19 pandemic and the Delta variant, which may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses. These evaluations weighed the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, among other factors. See further discussion under the subheading "Allowance for credit losses."
The Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. As such, the Company recorded a release in the provision for credit losses on unfunded commitments of $1.0 million for the three months ended June 30, 2021 compared to a provision expense of $1.9 million for the three months ended June 30, 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
We recognized a reversal of provision for credit losses on loans held for investment for the six months ended June 30, 2021 of $24.5 million as compared to a expense of $52.0 million for the six months ended June 30, 2020. The reversal in total provision for credit losses was primarily the result of improving economic forecasts allowing for a reduction of our reserves, as discussed above. Additionally, the Company recorded a release to the provision for credit losses on unfunded commitments of $3.2 million for the six months ended June 30, 2021 compared to a provision of $3.5 million for the six months ended June 30, 2020.
As of June 30, 2021 and 2020, we determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three and six months ended June 30, 2021 and 2020.

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
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Mortgage banking income	$35,499	$72,168	$90,831	$104,913
Service charges on deposit accounts	2,266	1,858	4,605	4,421
ATM and interchange fees	5,381	3,606	9,722	6,740
Investment services and trust income	2,999	1,368	5,007	3,065
Gain (loss) from securities, net	144	(28)	227	35
(Loss) gain on sales or write-downs of other real estate owned	(23)	86	473	137
Loss from other assets	(4)	(54)	(15)	(382)
Other	3,038	2,487	5,180	5,262
Total noninterest income	$49,300	$81,491	$116,030	$124,191
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Noninterest income amounted to $49.3 million for the three months ended June 30, 2021, a decrease of $32.2 million, or 39.5%, as compared to $81.5 million for the three months ended June 30, 2020. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $35.5 million and $72.2 million for the three months ended June 30, 2021 and 2020, respectively.
During the three months ended June 30, 2021, the Bank’s mortgage operations had sales of $1,681.5 million which generated a sales margin of 2.94%. This compares to $1,595.4 million and 2.85% for the three months ended June 30, 2020. The industry benefited greatly from declining interest rates during the three months ended June 30, 2020, causing an increase in interest rate lock commitment volume, which has slowed in the three months ended June 30, 2021 across the industry. Mortgage banking income from gains on sale and related fair value changes decreased to $31.9 million during the three months ended June 30, 2021 compared to $80.3 million for the three months ended June 30, 2020. Total interest rate lock volume decreased $464.6 million, or 20.7%, during the three months ended June 30, 2021 over the same period in the previous year.
Our mortgage banking business is directly impacted by the interest rate environment, increased regulations, consumer demand, economic conditions, and investor demand for mortgage securities. Mortgage production, especially refinance activity, declines in rising interest rate environments. Our interest rate lock volume during three months ended June 30, 2021 was composed of 58.2% refinancing activity compared with 79.8% during the same period in the previous year. We continue to see margin compression and reduced volumes due to excess capacity in the industry, refinance fatigue and a shortage of housing in our markets. Our interest rate lock volume is expected to be materially and adversely impacted by rising interest rates and housing shortage, and we expect to see further declines in refinance activity within the mortgage industry when rates rise.
Income from mortgage servicing of $6.8 million and $5.1 million for three months ended June 30, 2021 and 2020, respectively, was partially offset by losses on changes in fair value of MSRs and related hedging activity of $3.1 million and $13.2 million in the three months ended June 30, 2021 and 2020, respectively.

The components of mortgage banking income for three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(in thousands)	2021	2020
Mortgage banking income:
Origination and sales of mortgage loans	$49,435	$45,515
Net change in fair value of loans held for sale and derivatives	(17,579)	34,778
Change in fair value on MSRs	(3,145)	(13,238)
Mortgage servicing income	6,788	5,113
Total mortgage banking income	$35,499	$72,168
Interest rate lock commitment volume by line of business:
Consumer direct	$914,163	$1,480,878
Retail	860,370	758,228
Total	$1,774,533	$2,239,106
Interest rate lock commitment volume by purpose (%):
Purchase	41.9%	20.2%
Refinance	58.2%	79.8%
Mortgage sales	$1,681,509	$1,595,413
Mortgage sale margin	2.94%	2.85%
Closing volume	$1,550,950	$1,709,375
Outstanding principal balance of mortgage loans serviced	$10,527,708	$7,700,862
Income from ATM and interchange fees includes debit card interchange, ATM and other consumer fees. During the three months ended June 30, 2021, these fees increased $1.8 million to $5.4 million compared to $3.6 million during the three months ended June 30, 2020. This increase is attributable to our growth in deposits and increased volume of transactions, which is partially attributed to our acquisition of Franklin completed in 2020.
Investment services and trust income increased $1.6 million to $3.0 million during the three months ended June 30, 2021 compared to $1.4 million during the three months ended June 30, 2020. This increase is primarily due to our growth and increase in wealth management commissions.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Noninterest income amounted to $116.0 million for the six months ended June 30, 2021, a decrease of $8.2 million, or 6.6%, as compared to $124.2 million for the six months ended June 30, 2020. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income was $90.8 million and $104.9 million for the six months ended June 30, 2021 and 2020, respectively, representing a 13.4% decrease year-over-year.
During the six months ended June 30, 2021, our mortgage operations had sales of $3,253.6 million which generated a gain on sales margin of 3.30%. This compares to $2,636.9 million and 2.88% for the six months ended June 30, 2020. The increase in gain on sales margin is a result of productive market conditions. The industry benefited greatly from declining interest rates in 2020, causing a sharp increase in interest rate lock commitment volume. It is anticipated that sales will slow in the second half of 2021 as interest rates rise and housing inventory remains low in some of our markets. Mortgage banking income from gains on sale and related fair value changes increased to $85.5 million during the six months ended June 30, 2021 compared to $113.9 million for the six months ended June 30, 2020. Total interest rate lock volume decreased $669.3 million, or 15.4%, during the six months ended June 30, 2021 compared to the previous year. The volume mix of refinances and purchases also shifted during six months ended June 30, 2021 to 62.4% refinance volume compared with 79.2% during the same period in the previous year.
Our mortgage banking business is directly impacted by the interest rate environment, regulatory environment, consumer demand, economic conditions, and investor demand for mortgage securities. Mortgage production, especially refinance activity, declines in rising interest rate environments. Mortgage production volume is expected to decline in the second half of 2021 as interest rates rise, which could materially and adversely impact the profitability of our mortgage business.
Income from mortgage servicing of $13.7 million and $10.1 million for six months ended June 30, 2021 and 2020, respectively, was offset by declines in fair value of MSRs and related hedging activity of $8.4 million and $19.1 million in the six months ended June 30, 2021 and 2020, respectively.

The components of mortgage banking income for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Mortgage banking income
Origination and sales of mortgage loans	$107,328	$75,905
Net change in fair value of loans held for sale and derivatives	(21,808)	37,983
Change in fair value on MSRs	(8,408)	(19,106)
Mortgage servicing income	13,719	10,131
Total mortgage banking income	$90,831	$104,913
Interest rate lock commitment volume by line of business:
Consumer direct	$1,863,350	$2,795,503
Retail	1,800,233	1,537,383
Total	$3,663,583	$4,332,886
Interest rate lock commitment volume by purpose (%):
Purchase	37.6%	20.8%
Refinance	62.4%	79.2%
Mortgage sales	$3,253,579	$2,636,889
Mortgage sale margin	3.30%	2.88%
Closing volume	$3,308,882	$2,807,047
Outstanding principal balance of mortgage loans serviced	$10,527,708	$7,700,862

ATM and interchange fees increased $3.0 million to $9.7 million during the six months ended June 30, 2021 as compared to $6.7 million for the six months ended June 30, 2020. This increase is attributable to our growth in deposits and increased volume of transactions, which is partially attributed to our acquisitions completed in 2020. Though we have not yet experienced a decline, our interchange fee income is expected to decline in 2022 as a result of the Durbin amendment, which limits interchange fees banking institutions with asset sizes greater than $10 billion are permitted to charge.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Salaries, commissions and employee benefits	$62,367	$55,258	$126,938	$98,880
Occupancy and equipment expense	5,356	4,096	11,205	8,274
Legal and professional fees	2,090	1,952	4,524	3,510
Data processing	2,542	2,782	4,861	5,235
Merger costs	—	1,586	—	4,636
Amortization of core deposit and other intangibles	1,394	1,205	2,834	2,408
Advertising	3,559	2,591	5,812	4,980
Other expense	15,652	11,109	31,484	21,215
Total noninterest expense	$92,960	$80,579	$187,658	$149,138

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Noninterest expense increased by $12.4 million during the three months ended June 30, 2021 to $93.0 million as compared to $80.6 million in the three months ended June 30, 2020. Changes in selected components of noninterest expense in the above table are discussed below.

Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 67.1% and 68.6% of total noninterest expense in the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, salaries and employee benefits expense increased $7.1 million, or 12.9%, to $62.4 million as compared to $55.3 million for the three months ended June 30, 2020. This increase was mainly driven by an increase of $8.4 million in salaries due to the impact of our headcount increase resulting from our acquisition of Franklin and investment in additional revenue producers in our markets, which included a $4.0 million decrease in salaries in the Mortgage segment, reflective of the slowdown in production during the period.
Costs resulting from our equity compensation grants during the three months ended June 30, 2021 and 2020 amounted $2.5 million and $2.3 million, respectively. These grants comprise restricted stock units that were granted in conjunction with our 2016 IPO to all full-time associates and extended to new associates each year, in addition to annual performance grants. Additionally, this expense includes costs related to performance-based restricted stock units granted during 2021 and 2020 which resulted in $0.3 million of expense during both the three months ended June 30, 2021 and 2020.
There were no merger costs for the three months ended June 30, 2021 compared to $1.6 million in merger cost for the three months ended June 30, 2020. Merger costs during the three months ended June 30, 2020 include costs associated with the conversion related to our acquisition of Farmers National that was completed during the first quarter 2020.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $4.5 million during the three months ended June 30, 2021 to $15.7 million compared to $11.1 million during the three months ended June 30, 2020. This increase includes $2.1 million increase in software license and maintenance fees, $0.7 million increase in mortgage servicing expenses, $0.6 million in offering costs under our registration rights agreement from the secondary offering completed during the period, and additional overall increase in miscellaneous and other costs associated with our growth, including the impact of our acquisitions.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Noninterest expense increased by $38.5 million during the six months ended June 30, 2021 to $187.7 million as compared to $149.1 million in the six months ended June 30, 2020. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 67.6% and 66.3% of total noninterest expense in the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, salaries and employee benefits expense increased $28.1 million, or 28.4%, to $126.9 million as compared to $98.9 million for the six months ended June 30, 2020. The largest components of the $28.1 million increase was an increase of $5.5 million in commissions and $16.8 million employee salaries. These increases were mainly driven by our increase in headcount as a result of our mergers. Our full-time equivalent employees increased to 1,945 as of June 30, 2021 from 1,506 as of June 30, 2020.
Costs resulting from our equity compensation grants during the six months ended June 30, 2021 and 2020 amounted to $5.2 million and $4.2 million, respectively. Additionally, during 2020 we began granting performance-based stock units, which resulted in $0.5 million and $0.4 million in expense during the six months ended June 30, 2021 and 2020, respectively.
Occupancy and equipment expense increased $2.9 million to $11.2 million during the six months ended June 30, 2021 as compared to $8.3 million in the six months ended June 30, 2020. This increase is related to increased leased property and maintenance costs which increased as a result of our merger activity and additional locations.
Merger costs amounted to $4.6 million for the six months ended June 30, 2020 related to our acquisition and conversion of Farmers National, which closed February 14, 2020. There was no such merger activity during six months ended June 30, 2021.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $10.3 million during the six months ended June 30, 2021 to $31.5 million compared to $21.2 million during the six months ended June 30, 2020. The increase reflects a $4.1 million increase in software licenses and maintenance fees, a $1.2 million increase in regulatory fees and increased other costs associated with our growth, including the impact of our 2020 acquisitions.

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
Our efficiency ratio was 68.4% and 65.8% for the three and six months ended June 30, 2021, respectively, and 58.9% and 63.3% for the three and six months ended June 30, 2020, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 68.9% and 65.8% for the three and six months ended June 30, 2021, respectively, and 57.5% and 60.9% for the three and six months ended June 30, 2020, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year ended December 31,
	2021	2020	2021	2020	2020
Return on average total assets	1.46%	1.30%	1.66%	0.70%	0.75%
Return on average shareholders' equity	13.0%	11.6%	14.7%	6.07%	6.58%
Dividend payout ratio	12.3%	12.9%	11.0%	24.7%	22.8%
Average shareholders’ equity to average assets	11.3%	11.2%	11.3%	11.6%	11.5%

As previously discussed, during the three and six months ended June 30, 2021, we recognized a reversal in our provisions for credit losses of $13.8 million and $27.7 million, respectively, which contributed to an improvement in return on average total assets of 1.46% and 1.66% for the three and six months ended June 30, 2021, respectively. This compares to provisions for credit losses of $25.9 million and $55.5 million for the three and six months ended June 30, 2020 as a result of the onset of COVID-19 and impact on the macroeconomic forecasts included in our CECL model, which resulted in a return on average assets of 1.30% and 0.70%, respectively. Our return on average shareholders’ equity was 13.0% and 14.7% for the three and six months ended June 30, 2021, respectively, as compared to 11.6% and 6.07% for the three and six months ended June 30, 2020, respectively.

Income taxes
Income tax expense was $13.4 million and $7.5 million for the three months ended June 30, 2021 and 2020, respectively, and $29.0 million and $7.5 million for the six months ended June 30, 2021 and 2020, respectively. This represents effective tax rates of 23.7% and 24.6% for the three months ended June 30, 2021 and 2020, respectively, and 23.2% and 24.2% for the six months ended June 30, 2021 and 2020, respectively. The primary differences from the enacted rates are applicable state income taxes reduced for non-taxable income and tax credits, and additional deductions for equity-based compensation upon the distribution of RSUs.
We are subject to Internal Revenue Code Section 162(m), which limits the deductibility of compensation of certain individuals. The restricted stock unit plans that existed prior to coming a public company will have payments in 2021 after the reliance period defined in the Section 162 regulations. Under the limitations of IRC Section 162(m), we will not be able to realize the deferred tax asset established on certain restricted stock units granted to these covered individuals. Therefore, a valuation allowance was established in the first quarter of 2021 related to our inability to take the benefit of the exercise of the restricted stock units. It is our policy to apply the IRC Section 162(m) limitations to stock based compensation first; therefore, the 2021 nondeductible IRC Section 162(m) expense was related to cash compensation and expense on the exercised restricted stock units that were above the limit as defined in IRC Section 162(m).

Financial condition
The following discussion of our financial condition compares balances as of June 30, 2021 with December 31, 2020.
Total assets
Our total assets were $11.92 billion at June 30, 2021, compared to total assets of $11.21 billion as of December 31, 2020. This increase included increased levels of liquidity as we held cash and cash equivalents of $1.72 billion at June 30, 2021, an increase of $0.40 billion from $1.32 billion as of December 31, 2020. Also included in the increase in total assets from December 31, 2020 was an increase of $232.0 million in available-for-sale debt securities.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 60.4% and 63.2% of our total assets as of June 30, 2021 and December 31, 2020, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “participated loans”). At June 30, 2021 and December 31, 2020, loans held for investment included approximately $194.6 million and $206.8 million, respectively, related to purchased participation loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loans by type
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	As of June 30,		As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial (1)	$1,238,940	17%	$1,346,122	19%
Construction	1,145,165	16%	1,222,220	17%
Residential real estate:
1-to-4 family	1,126,623	16%	1,089,270	15%
Line of credit	401,343	6%	408,211	6%
Multi-family	363,600	5%	175,676	2%
Commercial real estate:
Owner-Occupied	923,605	13%	924,841	13%
Non-Owner Occupied	1,675,214	23%	1,598,979	23%
Consumer and other	324,464	4%	317,640	5%
Total loans	$7,198,954	100%	$7,082,959	100%
(1)Includes $57.4 million and $212.6 million of loans originated as part of the PPP as of June 30, 2021 and December 31, 2020, respectively.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2021 and December 31, 2020, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. While most industries have been adversely impacted as a result of COVID–19, certain industries are more sensitive and for that reason present greater risk than other industries. The following presents industry loan categories considered to be “of concern” in relation to our total portfolio as of June 30, 2021 and December 31, 2020.

		Approximate % of total loans
Industry	Description of components	June 30, 2021	December 31, 2020
Retail lending	Includes non-owner occupied CRE, automobile, recreational vehicle and boat dealers, gas stations and convenience stores, pharmacies and drug stores, and sporting goods.	8.0%	8.7%
Healthcare	Includes assisted living, nursing and continuing care, medical practices, social assistance, mental health and substance abuse centers.	4.3%	4.9%
Hotel	Vast majority of hotel exposure is built around long-term successful hotel operators and strong flags located within our banking footprint.	4.6%	4.9%
Other leisure	Includes marinas, recreational vehicle parks and campgrounds, fitness and recreational sports centers, sports teams and clubs, historical sites, and theaters.	1.7%	1.7%
Transportation	Includes trucking exposure made up of truckload operators, equipment lessors to owner/operators, and local franchisees of major national trucking companies. Also includes air travel (no commercial airlines) and support and to a lesser extent, consumer charter and transportation and warehousing.	1.7%	1.6%
Restaurants	Majority made up of full service restaurants with no major concentration by operator or brand. Also includes limited service restaurants and bars.	2.2%	2.0%
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
The table below shows concentration ratios for the Bank and Company as of June 30, 2021 and December 31, 2020, which both were within the stated thresholds.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
June 30, 2021
Construction	89.7%	86.6%
Commercial real estate	250.8%	242.1%
December 31, 2020
Construction	93.1%	96.9%
Commercial real estate	228.3%	237.7%

Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the Coronavirus Aid, Relief and Economic Security Act. The PPP is administered by the SBA, and loans we originated as part of the PPP may be forgiven by the SBA under a set of defined rules. These federally guaranteed loans were intended to provide up to 24 weeks of payroll and other operating costs as a source of aid to small- and medium-sized businesses. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. Excluding PPP loans totaling $57.4 million and $212.6 million as of June 30, 2021 and December 31, 2020, respectively, our commercial and industrial loans comprised $1.18 billion, or 17%, and $1.13 billion, or 16%, respectively, of our loans held for investment.
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
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of June 30, 2021 and December 31, 2020. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments. As of June 30, 2021 and December 31, 2020, the Company had $22.0 million and $22.4 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of June 30, 2021
Commercial and industrial	$507,749	$567,998	$163,193	$1,238,940
Commercial real estate:
Owner occupied	100,825	482,077	340,703	923,605
Non-owner occupied	95,109	804,332	775,773	1,675,214
Residential real estate:
1-to-4 family	76,140	365,486	684,997	1,126,623
Line of credit	33,996	77,182	290,165	401,343
Multi-family	4,879	234,280	124,441	363,600
Construction	579,896	416,833	148,436	1,145,165
Consumer and other	39,883	79,647	204,934	324,464
Total ($)	$1,438,477	$3,027,835	$2,732,642	$7,198,954
Total (%)	20.0%	42.0%	38.0%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2020
Commercial and industrial	$225,384	$955,847	$164,891	$1,346,122
Commercial real estate:
Owner occupied	114,993	453,426	356,422	924,841
Non-owner occupied	134,846	770,849	693,284	1,598,979
Residential real estate:
1-to-4 family	78,600	361,804	648,866	1,089,270
Line of credit	27,970	82,084	298,157	408,211
Multi-family	6,291	74,139	95,246	175,676
Construction	613,153	384,124	224,943	1,222,220
Consumer and other	29,051	77,398	211,191	317,640
Total ($)	$1,230,288	$3,159,671	$2,693,000	$7,082,959
Total (%)	17.4%	44.6%	38.0%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of June 30, 2021 and December 31, 2020.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2021
Commercial and industrial	$356,868	$374,323	$731,191
Commercial real estate:
Owner occupied	548,249	274,531	822,780
Non-owner occupied	664,951	915,154	1,580,105
Residential real estate:
1-to-4 family	843,282	207,201	1,050,483
Line of credit	2,004	365,343	367,347
Multi-family	115,881	242,840	358,721
Construction	165,149	400,120	565,269
Consumer and other	266,727	17,854	284,581
Total ($)	$2,963,111	$2,797,366	$5,760,477
Total (%)	51.4%	48.6%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
Commercial and industrial	$577,567	$543,171	$1,120,738
Commercial real estate:
Owner occupied	534,035	275,813	809,848
Non-owner occupied	609,100	855,033	1,464,133
Residential real estate:
1-to-4 family	809,012	201,658	1,010,670
Line of credit	4,647	375,594	380,241
Multi-family	86,232	83,153	169,385
Construction	182,761	426,306	609,067
Consumer and other	267,263	21,326	288,589
Total ($)	$3,070,617	$2,782,054	$5,852,671
Total (%)	52.5%	47.5%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2021
One year or less	$590,905	$847,572	$1,438,477
One to five years	1,713,193	1,314,642	3,027,835
More than five years	1,249,918	1,482,724	2,732,642
Total ($)	$3,554,016	$3,644,938	$7,198,954
Total (%)	49.4%	50.6%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
One year or less	$321,315	$908,973	$1,230,288
One to five years	1,906,319	1,253,352	3,159,671
More than five years	1,164,298	1,528,702	2,693,000
Total ($)	$3,391,932	$3,691,027	$7,082,959
Total (%)	47.9%	52.1%	100.0%
Of the loans shown above with floating interest rates, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of June 30, 2021
Loans with current rates above floors:
1-25 bps	$57,399	22.48	$232,419	13.94	$191,048	14.30	$480,866	15.10
26-50 bps	10,965	50.00	3,096	49.26	16,897	47.95	30,958	48.81
51-75 bps	805	47.99	4,299	74.41	14,161	73.08	19,265	73.46
76-100 bps	1,202	100.00	819	95.14	4,760	95.43	6,781	96.21
101-125 bps	431	120.82	142	125.00	1,867	122.01	2,440	121.98
126-150 bps	48	150.00	11,174	135.73	3,187	147.35	14,409	138.35
151-200 bps	223	177.24	1,653	178.53	5,515	177.56	7,391	177.77
201-250 bps	—	—	268	247.40	924	239.72	1,192	241.45
251 bps and above	813	321.36	696	282.23	2,753	300.93	4,262	301.77
Total loans with current rates above floors	$71,886	33.09	$254,566	23.11	$241,112	32.18	$567,564	28.22
Loans with current rates below floors:
1-25 bps	$78,804	22.30	$121,389	19.65	$75,951	16.45	$276,144	19.53
26-50 bps	61,034	48.37	86,743	44.16	107,435	47.62	255,212	46.63
51-75 bps	99,323	73.82	88,026	69.38	128,092	68.15	315,441	70.28
76-100 bps	65,676	96.03	121,595	88.87	96,707	93.00	283,978	91.93
101-125 bps	32,334	124.03	50,163	120.59	74,484	118.01	156,981	120.07
126-150 bps	22,963	142.85	43,805	139.30	83,427	139.85	150,195	140.15
151-200 bps	38,580	182.10	64,207	179.83	92,951	178.50	195,738	179.65
201-250 bps	23,197	233.12	20,097	223.34	48,562	223.75	91,856	226.03
251 bps and above	18,709	362.36	35,703	287.92	47,842	308.50	102,254	311.16
Total loans with current rates below floors	$440,620	101.79	$631,728	97.50	$755,451	114.85	$1,827,799	105.71

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.5 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021 and December 31, 2020, we had $78.2 million and $84.2 million, respectively, in nonperforming assets. In addition to loans held for investment, nonperforming assets included commercial loans held for sale that were past due 90 days or more or not accruing interest. These nonperforming commercial loans held for sale represent a pool of shared national credits and institutional healthcare loans that were acquired during 2020 in our acquisition of Franklin and amounted to $5.8 million and $6.5 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, other real estate owned included $5.5 million and $5.7 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets included other repossessed non-real estate amounting to $0.8 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively.
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At June 30, 2021 and December 31, 2020, there were $120.9 million and $151.2 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheets as of June 30, 2021 or December 31, 2020.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of June 30,		As of December 31,
(dollars in thousands)	2021	2020	2020
Loan Type
Commercial and industrial	$15,642	$2,419	$16,335
Construction	5,790	1,947	4,626
Residential real estate:
1-to-4 family mortgage	13,096	10,104	16,393
Residential line of credit	1,237	981	1,996
Multi-family mortgage	53	—	57
Commercial real estate:
Owner occupied	8,074	2,644	7,948
Non-owner occupied	12,016	13,339	12,471
Consumer and other	3,619	3,391	4,630
Total nonperforming loans held for investment	59,527	34,825	64,456
Loans held for sale	5,844	—	6,489
Other real estate owned	11,986	15,091	12,111
Other	816	1,306	1,170
Total nonperforming assets	$78,173	$51,222	$84,226
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.83%	0.72%	0.91%
Total nonperforming assets as a percentage of total assets	0.66%	0.71%	0.75%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.08%	0.09%	0.12%
Loans restructured as troubled debt restructurings	$42,678	$13,277	$15,988
Troubled debt restructurings as a percentage of total loans held for investment	0.59%	0.28%	0.23%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of June 30, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $10.7 million at June 30, 2021 as compared to $27.0 million at December 31, 2020.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale resulting from the consolidation of our facilities resulting from our mergers. These properties are carried at the lower of cost or fair value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “(Loss) gain on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. During the three and six months ended June 30, 2021, other real estate owned included write-downs and partial liquidations of $0.3 million and $0.6 million, respectively, which combined with gains on sales of other real estate, resulted in a net loss of $23 thousand and net gain of $0.5 million, respectively. During the three and six months ended June 30, 2020, other real estate owned included write-downs and partial liquidations of $0.1 million and $0.2 million, respectively, which combined with net gains on sales of other real estate owned, resulted in net gains $0.1 million and $0.1 million, respectively.

Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan
Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further stipulated that a qualified loan modification was exempt by law from classification as a troubled debt restructuring, from the period beginning March 1, 2020 until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic is terminated. Section 541 of the CAA extended this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.
We have numerous customers that have experienced financial distress as a direct result of COVID-19, and in response we offered financial relief in the form of a payment deferral program to assist our customers through these unprecedented times. The majority of these modifications were consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act and did not qualify as TDRs. As of June 30, 2021 and December 31, 2020, the total amortized cost of loans deferred as part of this program that were no longer in deferral status amounted to $1.36 billion and $1.40 billion, respectively. As of June 30, 2021 and December 31, 2020, recorded balances in total loans remaining in deferral status under this program amounted to $73.9 million and $202.5 million, respectively. Additionally, we service mortgages on behalf of Fannie Mae, Freddie Mac and Ginnie Mae, and as of June 30, 2021 and December 31, 2020, approximately 2% and 6%, respectively, of customers serviced on behalf of the aforementioned companies were receiving forbearance assistance. The payment deferrals program differs from forbearance, in that all deferred payments are not normally due at the end of the deferral period. Instead, the payment due date is advanced to a future time period. Generally, interest continues to accrue on loans during the deferral period, unless the loan is on nonaccrual. The majority of our loans in deferral status are considered performing loans, and we anticipate collecting on these balances. We remain proactive in monitoring our loans in deferral status by reaching out to our borrowers with payment deferrals to determine their financial capacity and whether additional payment deferrals or other loan modifications are necessary.
Classified loans
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze loans that share similar risk characteristics collectively and loans that do not share similar risk characteristics are evaluated individually. Loans rated Pass include those that are adequately collateralized performing loans which management believes do not have conditions that have occurred or may occur that would result in the loan being downgraded into an inferior category. The Pass category also includes loans rated as Watch, which include those that management believes have conditions that have occurred, or may occur, which could result in the loan being downgraded to an inferior category. A Special Mention loan has potential or exhibited weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Classified loans include those considered substandard and doubtful. See Note 4, “Loans and allowance for credit losses” in the notes to our consolidated financial statements for a further description of these risk categories.

The following tables set forth information related to the credit quality of our loan portfolio as of the dates presented.

Loan type (dollars in thousands)	Pass	Special Mention	Classified	Total
As of June 30, 2021
Commercial and industrial	$1,178,805	$20,254	$39,881	$1,238,940
Construction	1,133,782	2,103	9,280	1,145,165
Residential real estate:
1-to-4 family mortgage	1,100,074	6,076	20,473	1,126,623
Residential line of credit	396,297	344	4,702	401,343
Multi-family mortgage	363,547	—	53	363,600
Commercial real estate:
Owner occupied	885,300	12,485	25,820	923,605
Non-owner occupied	1,618,642	11,778	44,794	1,675,214
Consumer and other	318,197	612	5,655	324,464
Total loans	$6,994,644	$53,652	$150,658	$7,198,954

Loan type (dollars in thousands)	Pass	Special Mention	Classified	Total
As of December 31, 2020
Commercial and industrial	$1,276,394	$30,382	$39,346	$1,346,122
Construction	1,207,391	6,114	8,715	1,222,220
Residential real estate:
1-to-4 family mortgage	1,055,293	9,800	24,177	1,089,270
Residential line of credit	400,206	2,653	5,352	408,211
Multi-family mortgage	175,619	—	57	175,676
Commercial real estate:
Owner occupied	866,738	31,544	26,559	924,841
Non-owner occupied	1,561,360	16,824	20,795	1,598,979
Consumer and other	305,383	5,035	7,222	317,640
Total loans	$6,848,384	$102,352	$132,223	$7,082,959

Allowance for credit losses
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.
The allowance for credit losses was $144.7 million and $170.4 million and represented 2.01% and 2.41% of loans held for investment as of June 30, 2021 and December 31, 2020, respectively. Excluding PPP loans with a recorded investment totaling $57.4 million and $212.6 million, our ACL as a percentage of total loans held for investment would have been 2 and 7 basis points higher as of June 30, 2021 and December 31, 2020, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
In addition, we evaluated changes in reasonable and supportable forecasts of macroeconomic variables during the three and six months ended June 30, 2021, primarily due to the impact of the COVID-19 pandemic, which resulted in projected decrease in lifetime losses and overall decrease in the ACL. Specifically, we performed additional qualitative evaluations for certain categories within our loan portfolio, in line with our established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic.

We also maintain an allowance for credit losses on unfunded commitments, which decreased to $13.2 million as of June 30, 2021 from $16.4 million as of December 31, 2020, also as a result of the improving macroeconomic forecasts incorporated into our CECL loss rate model.
The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	As of June 30,		As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$13,791	17%	$14,748	19%
Construction	32,838	16%	58,477	17%
Residential real estate:
1-to-4 family mortgage	19,672	16%	19,220	15%
Residential line of credit	6,716	6%	10,534	6%
Multi-family mortgage	13,475	5%	7,174	2%
Commercial real estate:
Owner occupied	4,707	13%	4,849	13%
Non-owner occupied	42,856	23%	44,147	23%
Consumer and other	10,608	4%	11,240	5%
Total allowance	$144,663	100%	$170,389	100%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2021	2020	2021	2020	2020
Allowance for credit losses at beginning of period	$157,954	$89,141	$170,389	$31,139	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	—	—	—	30,888	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	—	—	—	558	558
Charge-offs:
Commercial and industrial	(360)	(147)	(637)	(1,381)	(11,735)
Construction	—	(18)	(29)	(18)	(18)
Residential real estate:
1-to-4 family mortgage	(16)	(123)	(149)	(365)	(403)
Residential line of credit	(3)	(21)	(18)	(21)	(22)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	(209)	(304)
Non-owner occupied	—	(545)	—	(545)	(711)
Consumer and other	(480)	(311)	(1,196)	(1,037)	(2,112)
Total charge-offs	$(859)	$(1,165)	$(2,029)	$(3,576)	$(15,305)
Recoveries:
Commercial and industrial	$87	$807	$216	$895	$1,712
Construction	—	151	—	151	205
Residential real estate:
1-to-4 family mortgage	41	26	65	50	122
Residential line of credit	9	24	15	39	125
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	126	3	139	17	83
Non-owner occupied	—	—	—	—	—
Consumer and other	190	103	385	296	756
Total recoveries	$453	$1,114	$820	$1,448	$3,003
Net charge-offs	(406)	(51)	(1,209)	(2,128)	(12,302)
Provision for credit losses	(12,885)	24,039	(24,517)	52,003	94,606
Initial allowance for credit losses on loans purchased with credit deterioration	—	—	—	669	25,500
Allowance for credit losses at the end of period	$144,663	$113,129	$144,663	$113,129	$170,389
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	—%	(0.03)%	(0.09)%	(0.22)%
Allowance for credit losses as a percentage of loans at end of period(a)	2.01%	2.34%	2.01%	2.34%	2.41%
Allowance for credit losses as a percentage of nonperforming loans at end of period(a)	243.0%	324.8%	243.0%	324.8%	264.3%
(a) Excludes reserve for credit losses on unfunded commitments of $13.2 million, $6.5 million, and $16.4 million recorded in accrued expenses and other liabilities at June 30, 2021, June 30, 2020, and December 31, 2020, respectively.

Loans held for sale
Commercial loans held for sale
On August 15, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. The loans had a fair value of $124.1 million as of June 30, 2021 compared to $215.4 million as of December 31, 2020. The decrease is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs. This decrease also includes gains on changes in fair value amounting to $1.4 and $0.5 million for the three and six months ended June 30, 2021, respectively, which is included in 'other noninterest income' on the consolidated statement of income.
Mortgage loans held for sale
Mortgage loans held for sale were $697.4 million at June 30, 2021 compared to $683.8 million at December 31, 2020. Interest rate lock volume for the three months ended June 30, 2021 and 2020, totaled $1.77 billion and $2.24 billion, respectively, and $3.66 billion and $4.33 billion for the six months ended June 30, 2021 and 2020, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The decrease in interest rate lock volume during the three and six months ended June 30, 2021 reflects the slow down experienced across the industry compared with the same periods in the prior year, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. Interest rate lock commitments in the pipeline were $0.79 billion as of June 30, 2021 compared with $1.19 billion as of December 31, 2020.
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
Total deposits were $10.20 billion and $9.46 billion as of June 30, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits at June 30, 2021 and December 31, 2020 were $2.48 billion and $2.27 billion, respectively, while interest-bearing deposits were $7.72 billion and $7.18 billion at June 30, 2021 and December 31, 2020, respectively. This deposit growth includes increases of $523.5 million and $70.1 million in interest-bearing demand and savings deposits, respectively, in each case compared to December 31, 2020. This was offset by declines in customer time and brokered and internet time deposits of $134.2 million and $20.7 million, respectively, in each case as of June 30, 2021 compared to balances as of December 31, 2020. This change in deposit composition is a result of our balance sheet management and focus on replacing time deposits with less costly funding sources.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $166.1 million and $148.0 million at June 30, 2021 and December 31, 2020, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $1.93 billion at June 30, 2021, compared to $1.68 billion at December 31, 2020.
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
The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of June 30,			As of December 31,
	2021			2020
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,484,982	25%	—%	$2,274,103	24%	—%
Interest-bearing demand	3,015,253	30%	0.40%	2,491,765	26%	0.61%
Money market	2,998,527	29%	0.44%	2,902,230	30%	0.76%
Savings deposits	422,754	4%	0.06%	352,685	4%	0.08%
Customer time deposits	1,241,540	12%	0.76%	1,375,695	15%	1.52%
Brokered and internet time deposits	40,900	—%	2.24%	61,559	1%	0.90%
Total deposits	$10,203,956	100%	0.36%	$9,458,037	100%	0.62%
Customer Time Deposits
0.00-0.50%	$718,719	58%		$454,429	34%
0.51-1.00%	189,411	15%		253,883	18%
1.01-1.50%	102,929	8%		155,755	11%
1.51-2.00%	62,326	5%		169,414	12%
2.01-2.50%	91,622	8%		159,699	12%
Above 2.50%	76,533	6%		182,515	13%
Total customer time deposits	$1,241,540	100%		$1,375,695	100%
Brokered and Internet Time Deposits
0.00-0.50%	$98	—%		$—	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	595	1%		5,660	9%
1.51-2.00%	24,952	61%		42,311	69%
2.01-2.50%	8,786	22%		5,312	9%
Above 2.50%	6,469	16%		8,276	13%
Total brokered and internet time deposits	40,900	100%		61,559	100%
Total time deposits	$1,282,440			$1,437,254

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$226,948	$102,992	$329,940
Over Three to Six	146,782	76,149	222,931
Over Six to Twelve	199,084	128,936	328,020
Over Twelve	267,959	133,590	401,549
Total	$840,773	$441,667	$1,282,440

	As of December 31, 2020
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$203,202	$123,080	$326,282
Over Three to Six	228,585	106,223	334,808
Over Six to Twelve	255,486	132,240	387,726
Over Twelve	254,672	133,766	388,438
Total	$941,945	$495,309	$1,437,254
Investment portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various types of borrowings. The investment objectives guide the portfolio allocation among securities types, maturities, and other attributes.
The following table shows the carrying value of our total securities available-for-sale by investment type and the relative percentage of each investment type for the dates indicated:

	As of June 30,		As of December 31,
	2021		2020
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. government agency securities	$8,255	—%	$2,003	—%
Mortgage-backed securities - residential	1,035,003	74%	773,336	67%
Mortgage-backed securities - commercial	15,161	1%	21,588	2%
Municipal securities	332,883	24%	356,329	30%
U.S. Treasury securities	10,534	1%	16,628	1%
Corporate securities	2,536	—%	2,516	—%
Total securities available-for-sale	$1,404,372	100%	$1,172,400	100%
The fair value of our available-for-sale debt securities portfolio at June 30, 2021 was $1.40 billion compared to $1.17 billion at December 31, 2020. During the three months ended June 30, 2021 and 2020, we purchased $223.5 million and $30.4 million, respectively in investment securities and during the six months ended June 30, 2021 and 2020, we purchased $354.8 million and $60.0 million in investment securities, respectively (excluding those acquired from Farmers National during the six months ended June 30, 2020). There were no sales of securities sold during the three and six months ended June 30, 2021 and 2020. During the three months ended June 30, 2021 and 2020, maturities and calls of securities totaled $86.9 million and $44.7 million, respectively, and during the six months ended June 30, 2021 and 2020, maturities and calls of securities totaled $147.9 million and $72.4 million, respectively. As of June 30, 2021 and December 31, 2020, net unrealized gains of $22.3 million and $34.6 million, respectively, were in included in the fair value of available-for-sale debt securities.
As of June 30, 2021 and December 31, 2020, the Company had $4.8 million and $4.6 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds. The change in the fair value of equity securities resulted in a net gain of $136 thousand and a net loss of $28 thousand during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the change in the fair value of equity securities resulted in a net gain of $212 thousand and $35 thousand, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of June 30,			As of December 31,
	2021			2020
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)

Treasury securities:
Maturing within one year	$10,534	0.8%	1.66%	$16,628	1.4%	1.57%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	10,534	0.8%	1.66%	16,628	1.4%	1.57%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	1,250	0.1%	1.00%	—	—%	—%
Maturing in five to ten years	7,005	0.5%	1.23%	2,003	0.2%	2.64%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	8,255	0.6%	1.19%	2,003	0.2%	2.64%
Municipal securities
Maturing within one year	8,437	0.6%	3.07%	19,034	1.6%	1.07%
Maturing in one to five years	20,637	1.5%	1.91%	24,184	2.1%	2.06%
Maturing in five to ten years	36,705	2.7%	2.94%	37,313	3.2%	2.76%
Maturing after ten years	267,104	19.0%	3.20%	275,798	23.5%	3.12%
Total obligations of state and municipal subdivisions	332,883	23.8%	3.08%	356,329	30.4%	3.07%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	4,339	0.3%	2.56%	2,975	0.3%	3.12%
Maturing in five to ten years	21,426	1.5%	2.49%	30,596	2.6%	2.47%
Maturing after ten years	1,024,399	72.9%	1.51%	761,353	64.9%	1.45%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	1,050,164	74.7%	1.52%	794,924	67.8%	1.50%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	500	—%	5.00%	500	—%	5.00%
Maturing in five to ten years	2,036	0.1%	4.19%	2,016	0.2%	4.19%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	2,536	0.1%	4.35%	2,516	0.2%	4.35%
Total investment securities	$1,404,372	100.0%	1.90%	$1,172,400	100.0%	2.29%
(1)Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale
As of June 30, 2021
U.S. government agency securities	$8,255	$1	$(1)	$8,255
Mortgage-backed securities - residential	1,031,233	9,507	(5,737)	1,035,003
Mortgage-backed securities - commercial	14,715	446	—	15,161
Municipal securities	314,862	18,088	(67)	332,883
U.S. Treasury securities	10,486	48	—	10,534
Corporate securities	2,500	42	(6)	2,536
	$1,382,051	$28,132	$(5,811)	$1,404,372
As of December 31, 2020
US Government agency securities	$2,000	$3	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	21,588
Municipal securities	336,543	19,806	(20)	356,329
U.S. Treasury securities	16,480	148	—	16,628
Corporate securities	2,500	17	(1)	2,516
	$1,137,848	$35,376	$(824)	$1,172,400
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell the following day. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in the current low rate environment. Additionally, we believe it positions us more favorably for a potential rising interest rate environment in the future. Securities purchased under agreements to resell totaled $30.0 million and $0 at June 30, 2021 and December 31, 2020, respectively.
Borrowed funds
Deposits and investment securities available-for-sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into client repurchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds.
Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds. Borrowings can include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds, and subordinated debt.

The following table sets forth our total borrowings segmented by years to maturity as of June 30, 2021:

	June 30, 2021
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
June 30, 2022	$33,056	18%	0.24%
June 30, 2023	—	—%	—%
June 30, 2024	—	—%	—%
June 30, 2025	—	—%	—%
June 30, 2026	—	—%	—%
Thereafter	149,351	82%	4.77%
Total	$182,407	100%	2.98%
Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $33.1 million and $32.2 million at June 30, 2021 and December 31, 2020, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of June 30, 2021 and December 31, 2020, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (3.30% and 3.40% at June 30, 2021 and December 31, 2020, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (3.40% and 3.50% at June 30, 2021 and December 31, 2020, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
Additionally, during 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company has classified the issuance, net of unamortized issuance costs of $1.6 million and $1.8 million, as Tier 2 capital at June 30, 2021 and December 31, 2020, respectively.
We also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued by Franklin in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). During the six months ended June 30, 2021, we redeemed the $40.0 million March 2026 Subordinated Notes in full. Additionally, during the three and six months ended June 30, 2021, we recorded accretion of a purchase accounting premium of $0.1 million and $0.4 million as a reduction to interest expense on borrowings. The remaining July 2026 Subordinated Note was paid off on July 1, 2021. There was $20 million and $60.0 million related to these issuances included as Tier 2 capital as of June 30, 2021 and December 31, 2020, respectively.
Other borrowings
During the first quarter of 2020, we entered into total borrowings against a credit line in the amount $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. The line of credit matured on February 21, 2021 and was repaid in full. Other borrowings on our consolidated balance sheets also includes our finance lease liability totaling $1.6 million as of both June 30, 2021 and December 31, 2020. See Note 6, "Leases" within the Notes to our consolidated financial statements for additional information regarding our finance lease.

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
Considering uncertainty surrounding the COVID-19 pandemic, we have taken steps to ensure adequate liquidity and access to funding sources. To date, we have not seen significant pressure on liquidity or sources of funding as a result of COVID-19 and have maintained higher than typical levels of liquidity in cash and cash equivalents to allow for flexibility.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of June 30, 2021 and December 31, 2020, securities with a carrying value of $998.0 million and $804.8 million, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, reverse repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances or other advances with the FHLB as of June 30, 2021 or December 31, 2020. There was $1.28 billion and $1.18 billion as of June 30, 2021 and December 31, 2020, respectively available to borrow against.
We also maintain lines of credit with other commercial banks totaling $345.0 million and $335.0 million as of June 30, 2021 and December 31, 2020, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines as of June 30, 2021 or December 31, 2020.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of June 30, 2021 and December 31, 2020, $90.0 million and $185.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2021, there were $35.0 million and $110.0 million, respectively, in cash dividends approved by the board for payment from the Bank to the holding company. During the three and six months ended June 30, 2020, the board approved a quarterly dividend from the Bank to the holding company amounting to approximately $5.3 million. None of these required approval from the TDFI. Subsequent to June 30, 2021, the board approved a dividend from the Bank to the holding company for $6.3 million that also did not require approval from the TDFI.
During the three and six months ended June 30, 2021, the Company declared and paid shareholder dividends of $0.11 per share, or $5.3 million and $0.22 per share, or $10.6 million, respectively. During the three and six months ended June 30, 2020, the Company declared and paid dividends of $0.09 per share, or $3.0 million and $0.18 per share, or $5.8 million, respectively. Subsequent to June 30, 2021, the Company declared a quarterly dividend in the amount of $0.11 per share, payable on August 23, 2021, to stockholders of record as of August 9, 2021.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 initial public offering, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the three and six months ended June 30, 2021, the Company paid $0.6 million under this agreement related to the secondary offering completed during the second quarter of 2021. No such expenses were incurred during the three and six months ended June 30, 2020.
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

The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of June 30, 2021 and December 31, 2020, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes (1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
June 30, 2021
Total capital (to risk weighted assets)
FB Financial Corporation	$1,383,471	14.9%	$974,690	10.5%	N/A	N/A
FirstBank	$1,317,759	14.2%	$971,072	10.5%	$924,831	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,177,609	12.7%	$789,034	8.5%	N/A	N/A
FirstBank	$1,131,897	12.2%	$786,106	8.5%	$739,865	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,177,609	10.1%	$466,866	4.0%	N/A	N/A
FirstBank	$1,131,897	9.7%	$465,961	4.0%	$582,451	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,147,609	12.4%	$649,793	7.0%	N/A	N/A
FirstBank	$1,131,897	12.2%	$647,382	7.0%	$601,140	6.5%
December 31, 2020
Total capital (to risk weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	$1,353,279	14.9%	$951,327	10.5%	$906,026	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	$1,142,548	12.6%	$770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	$1,142,548	10.5%	$435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	$1,142,548	12.6%	$634,218	7.0%	$588,917	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
U.S. Basel III measures capital strength in three tiers and incorporates risk-adjusted assets to determine the risk-based capital ratios. Our common equity tier 1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities and derivative instruments, net of tax. Tier 1 capital is primarily comprised of common equity Tier 1 capital and included junior subordinated debentures with a carrying value of $30.0 million as of June 30, 2021 and December 31, 2020. Tier 2 capital components include a portion of the allowance for credit losses in excess of Tier 1 statutory limits and our remaining combined trust preferred security debt issuances.
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

Capital Expenditures
As of June 30, 2021, we have $0.7 million in committed capital expenditures over the next twelve months related to expansion of our locations.
Shareholders’ equity
Our total shareholders’ equity was $1.37 billion at June 30, 2021 and $1.29 billion at December 31, 2020. Book value per share was $28.96 at June 30, 2021 and $27.35 at December 31, 2020, respectively. The growth in shareholders’ equity during 2021 was primarily attributable to earnings retention and changes in accumulated other comprehensive income, partially offset by declared dividends and activity related to equity-based compensation.
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
The Asset Liability Management Committee, which is authorized by our board of directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.
We monitor the impact of changes in interest rates on our net interest income and economic value of equity using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in affect over the life of the current balance sheet. For purposes of calculating EVE, a zero percent floor is assumed on discount factors.
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income (1)
	Year 1		Year 2
	June 30,	December 31,	June 30,	December 31,
(in basis points)	2021	2020	2021	2020
+400	41.4%	46.8%	37.3%	52.3%
+300	30.6%	34.8%	27.7%	39.1%
+200	19.8%	22.8%	18.2%	26.1%
+100	9.40%	10.7%	8.86%	12.9%
-100	(5.62)%	(3.80)%	(8.31)%	(6.80)%
-200	(7.08)%	(3.80)%	(10.2)%	(6.80)%

	Percentage change in:
Change in interest rates	Economic value of equity (2)
	June 30,	December 31,
(in basis points)	2021	2020
+400	13.8%	40.0%
+300	11.7%	32.8%
+200	8.86%	24.2%
+100	4.86%	13.2%
-100	(6.98)%	(6.40)%
-200	(10.6)%	(6.29)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2021 and December 31, 2020 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should continue to mitigate some of this pressure in the near term.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2021:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2021	—	—	—	$100,000,000
May 1 - May 31, 2021	—	—	—	100,000,000
June 1 - June 30, 2021	—	—	—	100,000,000
Total	—	—	—	100,000,000
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

10.1	Employment Agreement, dated July 31, 2021, among FB Financial Corporation, FirstBank, and Christopher T. Holmes
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
August 6, 2021	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Keith Rainwater
August 6, 2021	Keith Rainwater Chief Accounting Officer (Principal Accounting Officer)