Form 10-Q
period 2021-09-30
FB Financial Corp
filed 2021-11-08
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Registrant’s telephone number, including area code: (615) 564-1212
______________________________

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of October 29, 2021 was 47,711,799.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this "Report"), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly owned banking subsidiary.

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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	September 30,	December 31,
	2021 (Unaudited)	2020
ASSETS
Cash and due from banks	$100,568	$110,991
Federal funds sold and reverse repurchase agreements	145,333	121,153
Interest-bearing deposits in financial institutions	1,078,663	1,085,754
Cash and cash equivalents	1,324,564	1,317,898
Investments:
Available-for-sale debt securities, at fair value	1,572,558	1,172,400
Equity securities, at fair value	4,779	4,591
Federal Home Loan Bank stock, at cost	27,601	31,232
Loans held for sale, at fair value	855,706	899,173
Loans	7,294,674	7,082,959
Less: allowance for credit losses	139,446	170,389
Net loans	7,155,228	6,912,570
Premises and equipment, net	144,737	145,115
Other real estate owned, net	10,015	12,111
Operating lease right-of-use assets	44,006	49,537
Interest receivable	41,393	43,603
Mortgage servicing rights, at fair value	110,591	79,997
Goodwill	242,561	242,561
Core deposit and other intangibles, net	18,248	22,426
Other assets	258,303	274,116
Total assets	$11,810,290	$11,207,330
LIABILITIES
Deposits
Noninterest-bearing	$2,609,569	$2,274,103
Interest-bearing checking	2,850,795	2,491,765
Money market and savings	3,424,065	3,254,915
Customer time deposits	1,159,472	1,375,695
Brokered and internet time deposits	28,017	61,559
Total deposits	10,071,918	9,458,037
Borrowings	172,710	238,324
Operating lease liabilities	48,875	55,187
Accrued expenses and other liabilities	115,781	164,400
Total liabilities	10,409,284	9,915,948
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 47,707,634 and 47,220,743 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	47,708	47,222
Additional paid-in capital	897,428	898,847
Retained earnings	443,140	317,625
Accumulated other comprehensive income, net	12,637	27,595
Total FB Financial Corporation common shareholders' equity	1,400,913	1,291,289
Noncontrolling interest	93	93
Total equity	1,401,006	1,291,382
Total liabilities and shareholders' equity	$11,810,290	$11,207,330
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$89,993	$76,504	$269,266	$201,350
Interest on securities
Taxable	3,989	2,286	10,652	7,961
Tax-exempt	1,883	1,933	5,772	4,956
Other	800	404	2,089	2,141
Total interest income	96,665	81,127	287,779	216,408

Interest expense:
Deposits	6,596	10,573	24,341	32,050
Borrowings	1,593	1,726	5,823	3,944
Total interest expense	8,189	12,299	30,164	35,994
Net interest income	88,476	68,828	257,615	180,414
Provision for credit losses	(2,832)	45,834	(27,349)	97,837
Provision for credit losses on unfunded commitments	301	9,567	(2,875)	13,050
Net interest income after provisions for credit losses	91,007	13,427	287,839	69,527

Noninterest income:
Mortgage banking income	45,384	84,686	136,215	189,599
Service charges on deposit accounts	2,612	2,162	7,217	6,583
ATM and interchange fees	4,868	3,913	14,590	10,653
Investment services and trust income	2,511	1,828	7,518	4,893
Gain from securities, net	51	583	278	618
Gain (loss) on sales or write-downs of other real estate owned	2,005	(1,505)	2,478	(1,368)
Gain (loss) from other assets	177	226	162	(156)
Other income	1,398	5,133	6,578	10,395
Total noninterest income	59,006	97,026	175,036	221,217

Noninterest expenses:
Salaries, commissions and employee benefits	62,818	67,676	189,756	166,556
Occupancy and equipment expense	5,979	4,892	17,184	13,166
Legal and professional fees	2,177	1,917	6,701	5,427
Data processing	2,595	2,994	7,456	8,229
Merger costs	—	20,730	—	25,366
Amortization of core deposit and other intangibles	1,344	1,417	4,178	3,825
Advertising	4,200	2,256	10,012	7,236
Other expense	15,894	16,210	47,378	37,425
Total noninterest expense	95,007	118,092	282,665	267,230

Income (loss) before income taxes	55,006	(7,639)	180,210	23,514
Income tax expense (benefit)	9,716	(2,040)	38,744	5,495
Net income (loss) applicable to FB Financial Corporation and noncontrolling interest	45,290	(5,599)	141,466	18,019
Net income applicable to noncontrolling interest	—	—	8	—
Net income (loss) applicable to FB Financial Corporation	$45,290	$(5,599)	$141,458	$18,019

Earnings (loss) per common share
Basic	$0.96	$(0.14)	$2.99	$0.52
Diluted	0.94	(0.14)	2.95	0.52
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$45,290	$(5,599)	$141,466	$18,019
Other comprehensive income (loss), net of tax:
Net change in unrealized gain in available-for-sale securities, net of tax (benefits) expenses of $(2,054), $521, $(4,708) and $5,225	(5,818)	1,788	(15,380)	15,091
Reclassification adjustment for gain on sale of securities included in net income, net of tax expenses of $19, $137, $23 and $137	(56)	(387)	(67)	(387)
Net change in unrealized loss in hedging activities, net of tax expenses (benefits) of $38, $40, $173 and $(403)	106	112	489	(1,145)
Reclassification adjustment for gain on hedging activities, net of tax expenses of $0, $41, $0 and $145	—	(115)	—	(410)
Total other comprehensive (loss) income, net of tax	(5,768)	1,398	(14,958)	13,149
Comprehensive income (loss)	39,522	(4,201)	126,508	31,168
Comprehensive income applicable to noncontrolling interests	—	—	8	—
Comprehensive income (loss) applicable to FB Financial Corporation	$39,522	$(4,201)	$126,500	$31,168

See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at June 30, 2021	$47,361	$902,782	$403,173	$18,405	$1,371,721	$93	$1,371,814
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	45,290	—	45,290	—	45,290
Other comprehensive income, net of taxes	—	—	—	(5,768)	(5,768)	—	(5,768)
Repurchase of common stock	(11)	(425)	—	—	(436)	—	(436)
Stock based compensation expense	1	2,883	—	—	2,884	—	2,884
Restricted stock units vested and distributed, net of shares withheld	342	(8,444)	—	—	(8,102)	—	(8,102)
Shares issued under employee stock purchase program	15	632	—	—	647	—	647
Dividends declared ($0.11 per share)	—	—	(5,323)	—	(5,323)	—	(5,323)
Noncontrolling interest distribution	—	—	—	—	—	—	—
Balance at September 30, 2021	$47,708	$897,428	$443,140	$12,637	$1,400,913	$93	$1,401,006

Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	141,458	—	141,458	8	141,466
Other comprehensive income, net of taxes	—	—	—	(14,958)	(14,958)	—	(14,958)
Repurchase of common stock	(11)	(425)	—	—	(436)	—	(436)
Stock based compensation expense	6	8,059	—	—	8,065	—	8,065
Restricted stock units vested and distributed, net of shares withheld	454	(10,496)	—	—	(10,042)	—	(10,042)
Shares issued under employee stock purchase program	37	1,443	—	—	1,480	—	1,480
Dividends declared ($0.33 per share)	—	—	(15,943)	—	(15,943)	—	(15,943)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2021	$47,708	$897,428	$443,140	$12,637	$1,400,913	$93	$1,401,006

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at June 30, 2020	$32,101	$462,930	$286,296	$23,889	$805,216	$—	$805,216
Net (loss) income	—	—	(5,599)	—	(5,599)	—	(5,599)
Other comprehensive income, net of taxes	—	—	—	1,398	1,398	—	1,398
Common stock issued in connection with acquisition of Franklin Financial Network, Inc.,net of registration costs (See Note 2)	15,058	429,815	—	—	444,873	93	444,966
Stock based compensation expense	6	3,014	—	—	3,020	—	3,020
Restricted stock units vested and distributed, net of shares withheld	9	(115)	—	—	(106)	—	(106)
Shares issued under employee stock purchase program	18	514	—	—	532	—	532
Dividends declared ($0.09 per share)	—	—	(4,336)	—	(4,336)	—	(4,336)
Balance at September 30, 2020	$47,192	$896,158	$276,361	$25,287	$1,244,998	$93	$1,245,091

Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329	$—	$762,329
Cumulative effect of change in accounting principle	—	—	(25,018)	—	(25,018)	—	(25,018)
Balance at January 1, 2020	31,034	425,633	268,506	12,138	737,311	—	737,311
Net income	—	—	18,019	—	18,019	—	18,019
Other comprehensive income, net of taxes	—	—	—	13,149	13,149	—	13,149
Common stock issued in connection with acquisition of the FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847	—	34,847
Common stock issued in connection with acquisition of Franklin Financial Network, Inc.,net of registration costs (See Note 2)	15,058	429,815	—	—	444,873	93	444,966
Stock based compensation expense	17	7,236	—	—	7,253	—	7,253
Restricted stock units vested and distributed, net of shares withheld	98	(1,366)	—	—	(1,268)	—	(1,268)
Shares issued under employee stock purchase program	30	948	—	—	978	—	978
Dividends declared ($0.27 per share)	—	—	(10,164)	—	(10,164)	—	(10,164)
Balance at September 30, 2020	$47,192	$896,158	$276,361	$25,287	$1,244,998	$93	$1,245,091
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$141,466	$18,019
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	6,288	4,924
Amortization of core deposit and other intangibles	4,178	3,825
Capitalization of mortgage servicing rights	(31,382)	(33,415)
Net change in fair value of mortgage servicing rights	788	42,251
Stock-based compensation expense	8,065	7,253
Provision for credit losses	(27,349)	97,837
Provision for credit losses on unfunded commitments	(2,875)	13,050
Provision for mortgage loan repurchases	(266)	2,128
Amortization (accretion) of premiums and discounts on acquired loans, net	127	(3,080)
Accretion of discounts and amortization of premiums on securities, net	6,521	4,431
Gain from securities, net	(278)	(618)
Originations of loans held for sale	(4,926,390)	(4,739,497)
Repurchases of loans held for sale	(384)	—
Proceeds from sale of loans held for sale	4,939,323	4,690,135
Gain on sale and change in fair value of loans held for sale	(126,983)	(202,336)
Net (gain) loss or write-downs of other real estate owned	(2,478)	1,368
(Gain) loss on other assets	(162)	156
Provision for deferred income taxes	20,904	(31,543)
Changes in:
Operating leases	(781)	1,309
Other assets and interest receivable	(2,508)	(77,566)
Accrued expenses and other liabilities	(46,867)	59,420
Net cash used in operating activities	(41,043)	(141,949)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	8,855	28,257
Maturities, prepayments and calls	216,032	140,246
Purchases	(645,658)	(214,285)
Net change in loans	(61,795)	(133,893)
Sales of FHLB stock	4,294	—
Purchases of FHLB stock	(663)	(515)
Purchases of premises and equipment	(5,193)	(2,652)
Proceeds from the sale of other real estate owned	8,834	5,561
Net cash acquired in business combinations	—	248,439
Net cash used in investing activities	(475,294)	71,158
Cash flows from financing activities:
Net increase in demand deposits	863,646	1,043,928
Net decrease in time deposits	(249,765)	(201,659)
Net increase in securities sold under agreements to repurchase	9,531	5,532
Payments on FHLB advances	—	(50,000)
Issuance of subordinated debt, net of issuance costs	—	98,190
Payments on subordinated debt	(60,000)	—
Accretion of subordinated debt fair value premium and amortization of issuance costs, net	(79)	(175)
(Payments on) proceeds from other borrowings	(15,000)	15,000
Share based compensation withholding payments	(10,042)	(1,268)
Net proceeds from sale of common stock under employee stock purchase program	1,480	978
Repurchase of common stock	(436)	—
Dividends paid	(16,324)	(10,025)
Noncontrolling interest distribution	(8)	—
Net cash provided by financing activities	523,003	900,501
Net change in cash and cash equivalents	6,666	829,710
Cash and cash equivalents at beginning of the period	1,317,898	232,681
Cash and cash equivalents at end of the period	$1,324,564	$1,062,391
Supplemental cash flow information:
Interest paid	$34,542	$36,498
Taxes paid	55,609	16,449
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$4,945	$1,579
Transfers from other real estate owned to premises and equipment	—	841
Loans provided for sales of other real estate owned	685	—
Transfers from loans to loans held for sale	10,408	9,304
Transfers from loans held for sale to loans	52,151	49,508
Stock consideration paid in business combination	—	480,867
Trade date payable - securities	5,996	1,214
Dividends declared not paid on restricted stock units	340	139
Decrease to retained earnings for adoption of new accounting standard	—	25,018
Right-of-use assets obtained in exchange for operating lease liabilities	839	806
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates through its wholly owned subsidiary, FirstBank (the "Bank"). As of September 30, 2021, the Bank had 82 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
As of September 30, 2021, the Company continues to qualify as an emerging growth company as defined by the "Jumpstart Our Business Startups Act," however beginning on December 31, 2021, the Company will cease to qualify.
Risks and uncertainties
The COVID-19 health pandemic that arose in 2020 created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve,” businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. Although most restrictions were lifted and vaccines became widely available during early 2021, during the nine months ended September 30, 2021, concern began building regarding the potential impact the new Delta variant of the virus may have on the global economy and the efficacy of available vaccines and booster vaccines to protect against widespread infection. Additionally, there continues to be concern regarding the potential downstream effects of vaccine mandates and supply chain disruptions and labor shortages continue to persist. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share calculation:
Net income (loss) applicable to FB Financial Corporation	$45,290	$(5,599)	$141,458	$18,019
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings (loss) available to common shareholders	$45,290	$(5,599)	$141,458	$18,019
Weighted average basic shares outstanding	47,412,214	40,154,841	47,345,984	34,404,064
Basic earnings (loss) per common share	$0.96	$(0.14)	$2.99	$0.52
Diluted earnings per common share:
Earnings (loss) available to common shareholders	$45,290	$(5,599)	$141,458	$18,019
Weighted average basic shares outstanding	47,412,214	40,154,841	47,345,984	34,404,064
Weighted average diluted shares contingently issuable(1)	594,933	482,904	637,510	436,228
Weighted average diluted shares outstanding	48,007,147	40,637,745	47,983,494	34,840,292
Diluted earnings (loss) per common share	$0.94	$(0.14)	$2.95	$0.52
(1)Excludes 15,974 and 20,448 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2021, respectively and 332,347 and 536,908 for three and nine months ended September 30, 2020.
Recently adopted accounting policies:
The Company did not modify or adopt any new accounting policies during the three and nine months ended September 30, 2021 that were not disclosed in the Company's 2020 audited consolidated financial statements included on Form 10-K, other than as described below.
As previously disclosed, during the three months ended March 31, 2021, the Company reevaluated its business segments to align all retail mortgage activities with the Mortgage segment. Previously, the Company assigned retail mortgage activities within the Banking geographical footprint to the Banking segment. See Note 12, "Segment reporting" for additional information on this change.
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
Newly issued not yet effective accounting standards:
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a onetime sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. We have established a working group to transition from LIBOR and have begun efforts to transition to alternative rates consistent with industry timelines. We have identified products that utilize LIBOR and are implementing enhanced fallback language to facilitate the transition to alternative reference rates. ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.
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
Franklin Financial Network, Inc. merger
Effective August 15, 2020, the Company completed its previously announced merger with Franklin Financial Network, Inc. and its wholly owned subsidiaries (collectively, "Franklin"), with FB Financial Corporation continuing as the surviving entity. After consolidating duplicative locations the merger added 10 branches and expanded the Company's footprint in middle Tennessee and the Nashville metropolitan statistical area. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion. Total loans acquired includes a non-strategic institutional portfolio with a fair value of $326,206 the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31,330 in cash consideration. Also included in the purchase price, the Company issued replacement restricted stock units for awards initially granted by Franklin during 2020 that did not vest upon change in control, with a total fair value of $674 attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477,830 in aggregate consideration.
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
Pro forma financial information (unaudited)
The results of operations of the acquisitions have been included in the Company's consolidated financial statements prospectively beginning on the date of each acquisition. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2020, as though the Franklin and Farmers National acquisitions had been completed as of January 1, 2019. The unaudited estimated pro forma information combines the historical results of the mergers with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the period they were incurred. The pro forma information is not indicative of what would have occurred had the transactions taken place on January 1, 2019 and does not include the effect of cost-saving or revenue-enhancing strategies.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net interest income	$83,641	$252,849
Total revenues	$178,384	$488,493
Net (loss) income applicable to FB Financial Corporation	$(12,428)	$19,526

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$10,598	$5	$(32)	$—	$10,571
Mortgage-backed securities - residential	1,211,042	9,111	(9,650)	—	1,210,503
Mortgage-backed securities - commercial	15,374	368	(30)	—	15,712
Municipal securities	312,672	14,881	(314)	—	327,239
U.S. Treasury securities	5,998	8	—	—	6,006
Corporate securities	2,500	35	(8)	—	2,527
Total	$1,558,184	$24,408	$(10,034)	$—	$1,572,558

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$2,000	$3	$—	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	—	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	—	21,588
Municipal securities	336,543	19,806	(20)	—	356,329
U.S. Treasury securities	16,480	148	—	—	16,628
Corporate securities	2,500	17	(1)	—	2,516
Total	$1,137,848	$35,376	$(824)	$—	$1,172,400
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, total accrued interest receivable on debt securities was $4,744 and $4,540, respectively.
As of September 30, 2021 and December 31, 2020, the Company had $4,779 and $4,591, in marketable equity securities recorded at fair value, respectively.
Securities pledged at September 30, 2021 and December 31, 2020 had carrying amounts of $1,154,797 and $804,821, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
At September 30, 2021 and December 31, 2020, there were no trade date receivables that related to sales settled after period end. At September 30, 2021 and December 31, 2020, there were $5,996 and $0 respectively, in trade date payables that related to purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity at September 30, 2021 and December 31, 2020 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	September 30,		December 31,
	2021		2020
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$16,713	$16,773	$35,486	$35,662
Due in one to five years	20,242	20,637	24,278	24,684
Due in five to ten years	40,757	42,211	40,038	41,332
Due in over ten years	254,056	266,722	257,721	275,798
	331,768	346,343	357,523	377,476
Mortgage-backed securities - residential	1,211,042	1,210,503	760,099	773,336
Mortgage-backed securities - commercial	15,374	15,712	20,226	21,588
Total debt securities	$1,558,184	$1,572,558	$1,137,848	$1,172,400
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$8,855	$28,257	$8,855	$28,257
Proceeds from maturities, prepayments and calls	68,126	67,886	216,032	140,246
Gross realized gains	76	563	91	563
Gross realized losses	1	39	1	39
Additionally, the change in the fair value of equity securities resulted in a net unrealized loss of $24 and a net unrealized gain of $188 during the three and nine months ended September 30, 2021, respectively, net unrealized gains on equity securities of $59 and $94 were recognized in the three and nine months ended September 30, 2020, respectively.
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$7,639	$(32)	$—	$—	$7,639	$(32)
Mortgage-backed securities - residential	711,775	(9,377)	24,341	(273)	736,116	(9,650)
Mortgage-backed securities - commercial	1,949	(30)	—	—	1,949	(30)
Municipal securities	30,371	(314)	—	—	30,371	(314)
Corporate securities	492	(8)	—	—	492	(8)
Total	$752,226	$(9,761)	$24,341	$(273)	$776,567	$(10,034)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$182,012	$(803)	$—	$—	$182,012	$(803)
Municipal securities	3,184	(20)	—	—	3,184	(20)
Corporate Securities	499	(1)			499	(1)
Total	$185,695	$(824)	$—	$—	$185,695	$(824)
As of September 30, 2021 and December 31, 2020, the Company’s securities portfolio consisted of 513 and 514 securities, 61 and 16 of which were in an unrealized loss position, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of September 30, 2021 and 2020, the Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity, was highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded during the three and nine months ended September 30, 2021 and 2020.
Note (4)—Loans and allowance for credit losses:
Loans outstanding at September 30, 2021 and December 31, 2020, by class of financing receivable are as follows:

	September 30,	December 31,
	2021	2020
Commercial and industrial (1)	$1,252,425	$1,346,122
Construction	1,190,623	1,222,220
Residential real estate:
1-to-4 family mortgage	1,175,155	1,089,270
Residential line of credit	392,440	408,211
Multi-family mortgage	324,662	175,676
Commercial real estate:
Owner occupied	938,241	924,841
Non-owner occupied	1,695,573	1,598,979
Consumer and other	325,555	317,640
Gross loans	7,294,674	7,082,959
Less: Allowance for credit losses	(139,446)	(170,389)
Net loans	$7,155,228	$6,912,570
(1)Includes $9,415 and $212,645 of loans originated as part of the Paycheck Protection Program as of September 30, 2021 and December 31, 2020, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
As of September 30, 2021 and December 31, 2020, $1,220,451 and $1,248,857, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,571,007 and $1,532,749, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of September 30, 2021 and December 31, 2020, $2,345,431 and $2,463,281, respectively, of qualifying loans were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable as the Company elected to present accrued interest receivable separately on the balance sheet. As of September 30, 2021 and December 31, 2020, total accrued interest receivable on loans held for investment was $34,915 and $38,316, respectively.
Allowance for Credit Losses
The Company estimated the allowance for credit losses under a current expected credit loss model as of September 30, 2021 and December 31, 2020. The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
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
The Company performed qualitative evaluations within the Company's established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. The decrease in estimated required reserve during the three and nine months ended September 30, 2021 was a result of improving macroeconomic variables incorporated into the Company's reasonable and supportable forecasts when compared to both September 30, 2021 and December 31, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following provide the changes in the allowance for credit losses by class of financing receivable for the three and nine months ended September 30, 2021 and 2020:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three months ended September 30, 2021
Beginning balance - June 30, 2021	$13,791	$32,838	$19,672	$6,716	$13,475	$4,707	$42,856	$10,608	$144,663
Provision for credit losses	3,203	(3,080)	(2,677)	(952)	(1,462)	7,665	(6,450)	921	(2,832)
Recoveries of loans previously charged-off	19	3	33	1	—	4	—	169	229
Loans charged off	(2,175)	(1)	—	—	—	—	—	(438)	(2,614)
Ending balance - September 30, 2021	$14,838	$29,760	$17,028	$5,765	$12,013	$12,376	$36,406	$11,260	$139,446
Nine Months Ended September 30, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	2,667	(28,690)	(2,141)	(4,767)	4,839	7,384	(7,741)	1,100	(27,349)
Recoveries of loans previously charged-off	235	3	98	16	—	143	—	554	1,049
Loans charged off	(2,812)	(30)	(149)	(18)	—	—	—	(1,634)	(4,643)
Ending balance - September 30, 2021	$14,838	$29,760	$17,028	$5,765	$12,013	$12,376	$36,406	$11,260	$139,446

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three months ended September 30, 2020
Beginning balance - June 30, 2020	$8,878	$35,599	$12,463	$6,811	$4,499	$7,420	$30,444	$7,015	$113,129
Provision for loan losses	(1,520)	22,383	4,194	4,053	1,908	(1,276)	12,364	3,728	45,834
Recoveries of loans previously charged-off	757	51	116	22	—	51	—	175	1,172
Loans charged off	(249)	—	(8)	—	—	(95)	(166)	(475)	(993)
Initial allowance on loans purchased with deteriorated credit quality	$743	$5,596	$1,533	$569	$784	$605	$14,998	$3	$24,831
Ending balance - September 30, 2020	$8,609	$63,629	$18,298	$11,455	$7,191	$6,705	$57,640	$10,446	$183,973
Nine Months Ended September 30, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopted ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for loan losses	(2,354)	45,962	5,412	6,633	5,523	132	31,282	5,247	97,837
Recoveries of loans previously charged-off	1,652	202	166	61	—	68	—	471	2,620
Loans charged off	(1,630)	(18)	(373)	(21)	—	(304)	(711)	(1,512)	(4,569)
Initial allowance on loans purchased with deteriorated credit quality	754	5,606	1,640	572	784	659	15,442	43	25,500
Ending balance - September 30, 2020	$8,609	$63,629	$18,298	$11,455	$7,191	$6,705	$57,640	$10,446	$183,973

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amount of the allowance for credit losses by class of financing receivable disaggregated by measurement methodology as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for credit loss	$123	$112	$—	$7	$—	$167	$624	$2	$1,035
Collectively evaluated for credit loss	14,148	28,244	16,056	5,597	11,561	11,244	26,676	10,657	124,183
Purchased credit deteriorated	567	1,404	972	161	452	965	9,106	601	14,228
Ending balance - September 30, 2021	$14,838	$29,760	$17,028	$5,765	$12,013	$12,376	$36,406	$11,260	$139,446

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Amount of allowance allocated to:
Individually evaluated for credit loss	$373	$95	$—	$9	$—	$30	$1,531	$1	$2,039
Collectively evaluated for credit loss	13,493	54,065	17,206	10,031	6,326	4,062	33,706	10,516	149,405
Purchased credit deteriorated	882	4,317	2,014	494	848	757	8,910	723	18,945
Ending balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amount of loans by class of financing receivable disaggregated by measurement methodology as of September 30, 2021, and December 31, 2020:

	September 30, 2021
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for credit loss	$2,802	$4,597	$375	$1,123	$—	$7,808	$11,430	$26	$28,161
Collectively evaluated for credit loss	1,206,783	1,148,604	1,112,578	380,272	315,140	857,865	1,419,981	313,079	6,754,302
Purchased credit deteriorated	42,840	37,422	62,202	11,045	9,522	72,568	264,162	12,450	512,211
Ending balance - September 30, 2021	$1,252,425	$1,190,623	$1,175,155	$392,440	$324,662	$938,241	$1,695,573	$325,555	$7,294,674

	December 31, 2020
	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Loans, net of unearned income
Individually evaluated for credit loss	$15,578	$4,851	$848	$412	$—	$7,846	$8,631	$39	$38,205
Collectively evaluated for credit loss	1,270,058	1,140,634	987,142	387,250	156,447	813,151	1,272,203	302,983	6,329,868
Purchased credit deteriorated	60,486	76,735	101,280	20,549	19,229	103,844	318,145	14,618	714,886
Ending balance - December 31, 2020	$1,346,122	$1,222,220	$1,089,270	$408,211	$175,676	$924,841	$1,598,979	$317,640	$7,082,959

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of our loan portfolio by year of origination as of September 30, 2021 and December 31, 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of September 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$194,285	$105,301	$151,572	$60,459	$44,334	$61,502	$591,465	$1,208,918
Special Mention	68	246	414	19	5	2,051	12,987	15,790
Classified	893	2,601	2,678	3,527	3,618	6,711	7,689	27,717
Total	195,246	108,148	154,664	64,005	47,957	70,264	612,141	1,252,425

Construction
Pass	455,443	337,263	145,945	47,026	19,507	67,697	106,294	1,179,175
Special Mention	—	—	—	—	1,209	1,441	—	2,650
Classified	—	—	3,035	2,879	4	2,698	182	8,798
Total	455,443	337,263	148,980	49,905	20,720	71,836	106,476	1,190,623

Residential real estate:
1-to-4 family mortgage
Pass	360,638	217,308	128,286	115,183	116,907	211,215	—	1,149,537
Special Mention	201	1,346	525	389	99	1,648	—	4,208
Classified	901	2,884	1,962	3,086	4,549	8,028	—	21,410
Total	361,740	221,538	130,773	118,658	121,555	220,891	—	1,175,155

Residential line of credit
Pass	—	—	—	—	—	—	387,472	387,472
Special Mention	—	—	—	—	—	—	407	407
Classified	—	—	—	—	—	—	4,561	4,561
Total	—	—	—	—	—	—	392,440	392,440

Multi-family mortgage
Pass	144,982	32,463	68,421	7,050	20,528	39,546	10,408	323,398
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,264	—	1,264
Total	144,982	32,463	68,421	7,050	20,528	40,810	10,408	324,662

Commercial real estate:
Owner occupied
Pass	117,740	140,281	177,960	86,488	83,352	247,941	52,732	906,494
Special Mention	—	—	1,328	3,595	112	2,948	220	8,203
Classified	—	—	3,118	779	4,122	13,770	1,755	23,544
Total	117,740	140,281	182,406	90,862	87,586	264,659	54,707	938,241

Non-owner occupied
Pass	304,279	163,471	180,893	282,221	203,813	460,088	46,599	1,641,364
Special Mention	—	—	3,812	3,452	—	8,041	—	15,305
Classified	—	—	2,082	24,173	1,524	11,125	—	38,904
Total	304,279	163,471	186,787	309,846	205,337	479,254	46,599	1,695,573

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of September 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer and other loans
Pass	72,706	59,182	40,851	34,539	22,783	74,776	14,827	319,664
Special Mention	75	—	10	—	1	383	—	469
Classified	43	129	341	1,015	897	2,561	436	5,422
Total	72,824	59,311	41,202	35,554	23,681	77,720	15,263	325,555

Total Loans
Pass	1,650,073	1,055,269	893,928	632,966	511,224	1,162,765	1,209,797	7,116,022
Special Mention	344	1,592	6,089	7,455	1,426	16,512	13,614	47,032
Classified	1,837	5,614	13,216	35,459	14,714	46,157	14,623	131,620
Total	$1,652,254	$1,062,475	$913,233	$675,880	$527,364	$1,225,434	$1,238,034	$7,294,674

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
The following tables represent an analysis of the aging by class of financing receivable as of September 30, 2021 and December 31, 2020:

September 30, 2021	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,400	$126	$2,896	$1,248,003	$1,252,425
Construction	2,078	1,057	3,851	1,183,637	1,190,623
Residential real estate:
1-to-4 family mortgage	5,233	6,989	4,936	1,157,997	1,175,155
Residential line of credit	1,132	—	1,269	390,039	392,440
Multi-family mortgage	—	—	50	324,612	324,662
Commercial real estate:
Owner occupied	565	—	6,239	931,437	938,241
Non-owner occupied	452	—	11,666	1,683,455	1,695,573
Consumer and other	4,542	729	3,219	317,065	325,555
Total	$15,402	$8,901	$34,126	$7,236,245	$7,294,674

December 31, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,297	$330	$16,005	$1,326,490	$1,346,122
Construction	7,607	573	4,053	1,209,987	1,222,220
Residential real estate:
1-to-4 family mortgage	7,058	10,470	5,923	1,065,819	1,089,270
Residential line of credit	3,551	239	1,757	402,664	408,211
Multi-family mortgage	—	57	—	175,619	175,676
Commercial real estate:
Owner occupied	98	—	7,948	916,795	924,841
Non-owner occupied	915	—	12,471	1,585,593	1,598,979
Consumer and other	4,469	2,027	2,603	308,541	317,640
Total	$26,995	$13,696	$50,760	$6,991,508	$7,082,959

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of September 30, 2021 and December 31, 2020 by class of financing receivable.

September 30, 2021	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$1,777	$1,119	$135
Construction	2,879	972	121
Residential real estate:
1-to-4 family mortgage	772	4,164	66
Residential line of credit	804	465	9
Multi-family mortgage	—	50	8
Commercial real estate:
Owner occupied	5,408	831	171
Non-owner occupied	6,279	5,387	641
Consumer and other	—	3,219	163
Total	$17,919	$16,207	$1,314

December 31, 2020	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$13,960	$2,045	$383
Construction	3,061	992	131
Residential real estate:
1-to-4 family mortgage	3,048	2,875	84
Residential line of credit	854	903	31
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	7,172	776	63
Non-owner occupied	4,566	7,905	1,711
Consumer and other	—	2,603	147
Total	$32,661	$18,099	$2,550

The following presents interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial and industrial	$190	$287	$523	$304
Construction	75	42	105	48
Residential real estate:
1-to-4 family mortgage	114	15	199	21
Residential line of credit	197	72	242	72
Multi-family mortgage	—	—	2	—
Commercial real estate:
Owner occupied	187	32	419	75
Non-owner occupied	123	76	353	185
Consumer and other	75	—	130	24
Total	$961	$524	$1,973	$729
Accrued interest receivable written off as an adjustment to interest income amounted to $63 and $177 for the three months ended September 30, 2021 and 2020, respectively, and $660 and $459 for the nine months ended September 30, 2021 and 2020, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Troubled debt restructurings
As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $29,645 and $15,988, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $10,628 and $8,279 were classified as non-accrual loans as of September 30, 2021 and December 31, 2020, respectively. The Company has calculated $1,007 and $310 in allowances for credit losses on TDRs as of September 30, 2021 and December 31, 2020, respectively. Unfunded loan commitments related to these loans totaled $422 as of September 30, 2021. There were no commitments to extend any additional funds on troubled debt restructurings as of December 31, 2020.
The following tables present the financial effect of TDRs recorded during the periods indicated.

Three Months Ended September 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$134	$134	$—
Total	1	$134	$134	$—

Nine Months Ended September 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	5	$13,162	$13,162	$—
Commercial real estate:
Owner occupied	4	3,550	3,550	—
Non-owner occupied	1	11,997	11,997	—
Residential real estate:
1-to-4 family mortgage	3	945	945	—
Residential line of credit	1	11	11	—
Total	14	$29,665	$29,665	$—

Three Months Ended September 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$420	$420	$—
Total	2	$420	$420	$—

Nine Months Ended September 30, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$1,573	$1,573	$—
Commercial real estate:
Owner occupied	1	788	788
Non-owner occupied	2	3,752	3,752	—
Residential real estate:
1-4 family mortgage	2	77	77	—
Total	8	$6,190	$6,190	$—
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $305 during the three and nine months ended September 30, 2021. There were no such defaults during the three and nine months ended September 30, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three and nine months ended September 30, 2021 and 2020 that did not meet the definition of a TDR. The

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
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

	September 30, 2021
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$635	$2,166	$123
Construction	4,597	—	112
Residential real estate:
1-to-4 family mortgage	375	—	—
Residential line of credit	1,123	—	7
Commercial real estate:
Owner occupied	7,808	—	167
Non-owner occupied	11,430	—	624
Consumer and other	26	—	2
Total	$25,994	$2,166	$1,035

	December 31, 2020
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Individually assessed allowance for credit loss
Commercial and industrial	$—	$1,728	$117
Construction	3,877	—	—
Residential real estate:
1-to-4 family mortgage	226	—	—
Residential line of credit	1,174	—	9
Commercial real estate:
Owner occupied	3,391	—	30
Non-owner occupied	8,164	—	1,531
Total	$16,832	$1,728	$1,687
Deferrals Program included in COVID-19 Relief
The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for executed deferrals remaining on deferral status as of September 30, 2021 or December 31, 2020, in connection with Company's COVID-19 relief programs. These deferrals typically ranged from sixty to ninety days per deferral and the majority were not considered TDRs under the interagency regulatory guidance or CARES Act, issued in March 2020. Section 541 of the Consolidated Appropriations Act extended this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in loans totaling $1,331,538 and $1,399,088 previously deferred that were no longer in deferral status.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	September 30, 2021		December 31, 2020
		% of Loans		% of Loans
Commercial and industrial	$—	—%	$7,118	0.5%
Construction	—	—%	1,918	0.2%
Residential real estate:
1-to-4 family mortgage	—	—%	19,201	1.8%
Residential line of credit	—	—%	204	—%
Multi-family mortgage	—	—%	3,305	1.9%
Commercial real estate:
Owner occupied	—	—%	19,815	2.1%
Non-owner occupied	17,953	1.1%	139,590	8.7%
Consumer and other	—	—%	11,366	3.6%
Total	$17,953	0.2%	$202,517	2.9%
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$11,986	$15,091	$12,111	$18,939
Transfers from loans	349	573	4,945	1,579
Transfers to premises and equipment	—	—	—	(841)
Proceeds from sale of other real estate owned	(4,173)	(1,411)	(8,834)	(5,561)
Gain on sale of other real estate owned	2,090	119	3,190	464
Loans provided for sales of other real estate owned	(152)	—	(685)	—
Write-downs and partial liquidations	(85)	(1,624)	(712)	(1,832)
Balance at end of period	$10,015	$12,748	$10,015	$12,748
Foreclosed residential real estate properties totaled $676 and $1,890 as of September 30, 2021 and December 31, 2020, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $129 and $167 at September 30, 2021 and December 31, 2020, respectively.
Excess land and facilities held for sale resulting from branch consolidations totaled $3,501 and $5,703 as of September 30, 2021 and December 31, 2020, respectively.
Note (6)—Leases:
As of September 30, 2021, the Company was the lessee in 55 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 44 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 34 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
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

Information related to the Company's leases is presented below as of September 30, 2021 and December 31, 2020:

		September 30,	December 31,
	Classification	2021	2020
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$44,006	$49,537
Finance leases	Premises and equipment, net	1,505	1,588
Total right-of-use assets		$45,511	$51,125
Lease liabilities:
Operating leases	Operating lease liabilities	$48,875	$55,187
Finance leases	Borrowings	1,532	1,598
Total lease liabilities		$50,407	$56,785
Weighted average remaining lease term (in years) - operating		12.4	12.2
Weighted average remaining lease term (in years) - finance		13.6	14.4
Weighted average discount rate - operating		2.72%	2.65%
Weighted average discount rate - finance		1.76%	1.76%

The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2021	2020	2021	2020
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,838	$1,663	$5,948	$4,341
Short-term lease cost	Occupancy and equipment	107	95	296	261
Variable lease cost	Occupancy and equipment	284	78	760	376
Gain on lease modifications and terminations	Occupancy and equipment	(14)	—	(801)	—
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	7	—	21	—
Amortization of right-of-use asset	Occupancy and equipment	28	—	83	—
Total lease cost		$2,250	$1,836	$6,307	$4,978

During the three and nine months ended September 30, 2021, the Company recorded $14 and $801 in gains on lease modifications and terminations on certain vacated locations that were consolidated as a result of previous acquisitions. There was no such activity during the three and nine months ended September 30, 2021 and 2020.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of September 30, 2021 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
September 30, 2022	$7,434	$116
September 30, 2023	6,110	117
September 30, 2024	5,180	119
September 30, 2025	4,765	121
September 30, 2026	4,637	123
Thereafter	29,784	1,133
Total undiscounted future minimum lease payments	57,910	1,729
Less: imputed interest	(9,035)	(197)
Lease liability	$48,875	$1,532

Note (7)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Carrying value at beginning of period	$101,615	$60,508	$79,997	$75,521
Capitalization	9,215	18,202	31,382	33,415
Mortgage servicing rights acquired from Franklin, at fair value	—	4,850	—	4,850
Change in fair value:
Due to pay-offs/pay-downs	(7,302)	(7,756)	(24,488)	(19,676)
Due to change in valuation inputs or assumptions	7,063	581	23,700	(22,575)
Carrying value at end of period	$110,591	$71,535	$110,591	$71,535

The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing income:
Servicing income	$7,539	$5,536	$21,258	$15,667
Change in fair value of mortgage servicing rights	(239)	(7,175)	(788)	(42,251)
Change in fair value of derivative hedging instruments	(2,128)	(265)	(9,987)	15,705
Servicing income (loss)	5,172	(1,904)	10,483	(10,879)
Servicing expenses	2,156	1,999	7,381	5,392
Net servicing income (loss)(1)	$3,016	$(3,903)	$3,102	$(16,271)
(1) Excludes benefit of custodial servicing related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Unpaid principal balance	$10,633,805	$9,787,657
Weighted-average prepayment speed (CPR)	9.46%	14.07%
Estimated impact on fair value of a 10% increase	$(4,737)	$(4,493)
Estimated impact on fair value of a 20% increase	$(9,107)	$(8,599)
Discount rate	11.56%	11.49%
Estimated impact on fair value of a 100 bp increase	$(4,454)	$(2,942)
Estimated impact on fair value of a 200 bp increase	$(8,571)	$(5,674)
Weighted-average coupon interest rate	3.29%	3.58%
Weighted-average servicing fee (basis points)	27	28
Weighted-average remaining maturity (in months)	330	328
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 10, "Derivatives" for additional information on these hedging instruments.
As of September 30, 2021 and December 31, 2020, mortgage escrow deposits totaled to $190,631 and $147,957, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (8)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended September 30,
	2021	2020
Current	$2,350	$13,123
Deferred	7,366	(15,163)
Total	$9,716	$(2,040)

	Nine Months Ended September 30,
	2021	2020
Current	$17,840	$37,038
Deferred	20,904	(31,543)
Total	$38,744	$5,495
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
Federal taxes calculated at statutory rate	$11,551	21.0%	$(1,604)	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,279	6.0%	100	(1.3)%
(Benefit) expense from equity based compensation	(1,784)	(3.2)%	(7)	0.1%
Municipal interest income, net of interest disallowance	(416)	(0.8)%	(422)	5.5%
Bank owned life insurance	(74)	(0.1)%	(55)	0.7%
NOL Carryback provision under CARES Act	(3,424)	(6.2)%
Merger and offering costs	—	—%	126	(1.6)%
Section 162(m) limitation	1,065	1.9%	—	—%
Other	(481)	(0.9)%	(178)	2.3%
Income tax expense, as reported	$9,716	17.7%	$(2,040)	26.7%

	Nine Months Ended September 30,
	2021		2020
Federal taxes calculated at statutory rate	$37,844	21.0%	$4,938	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	6,908	3.8%	1,266	5.4%
(Benefit) expense from equity based compensation	(2,129)	(1.2)%	154	0.7%
Municipal interest income, net of interest disallowance	(1,259)	(0.7)%	(996)	(4.2)%
Bank owned life insurance	(240)	(0.1)%	(90)	(0.4)%
NOL Carryback provision under CARES Act	(3,424)	(1.9)%
Merger and offering costs	127	0.1%	289	1.2%
Section 162(m) limitation	1,313	0.7%		—%
Other	(396)	(0.2)%	(66)	(0.3)%
Income tax expense, as reported	$38,744	21.5%	$5,495	23.4%

The Company is subject to Internal Revenue Code Section 162(m), which limits the deductibility of compensation paid to certain individuals. The restricted stock unit plans that existed prior to the corporation being public vested after the reliance period as defined in the underlying Treasury Regulations. It is the Company’s policy to apply the Section 162(m) limitations to stock-based compensation first and then followed by cash compensation. As a result of the vesting of these units and cash compensation paid to date, the Company has disallowed a portion of its compensation paid to the applicable individuals.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of the net deferred tax assets at September 30, 2021 and December 31, 2020, are as follows:

	September 30,	December 31
	2021	2020
Deferred tax assets:
Allowance for credit losses	$38,751	$48,409
Operating lease liabilities	13,134	14,496
Federal net operating loss	1,541	1,753
Deferred compensation	6,798	8,872
Unrealized loss on cash flow hedges	326	499
Other	13,886	19,101
Subtotal	74,436	93,130
Deferred tax liabilities:
FHLB stock dividends	$(484)	$(561)
Operating leases - right of use assets	(11,726)	(13,197)
Depreciation	(7,276)	(7,491)
Amortization of core deposit intangibles	(200)	(684)
Unrealized gain on equity securities	(3,879)	(17)
Unrealized gain on debt securities	(3,913)	(13,027)
Mortgage servicing rights	(28,774)	(20,803)
Goodwill	(13,133)	(11,301)
Other	(4,407)	(9,653)
Subtotal	(73,792)	(76,734)
Net deferred tax assets	$644	$16,396
The Company has net operating loss carryforward acquired from Franklin of $7,338 as of September 30, 2021. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforward will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward expires on December 31, 2029.

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

	September 30,	December 31,
	2021	2020
Commitments to extend credit, excluding interest rate lock commitments	$2,826,186	$2,719,996
Letters of credit	63,698	67,598
Balance at end of period	$2,889,884	$2,787,594
As of September 30, 2021 and December 31, 2020, loan commitments included above with floating interest rates totaled $2.03 billion and $1.65 billion, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$13,202	$6,500	$16,378	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	—	—	—	2,947
Increase in provision for credit losses from unfunded commitments acquired in business combination	—	10,429	—	10,499
Provision for credit losses on unfunded commitments	301	(862)	(2,875)	2,621
Balance at end of period	$13,503	$16,067	$13,503	$16,067
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $2,917 and $4,386 for the three and nine months ended September 30, 2021, respectively and $1,329 and $5,696 for the three and nine months ended September 30, 2020, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$5,489	$4,601	$5,928	$3,529
Provision for loan repurchases or indemnifications	—	901	(266)	2,128
Losses on loans repurchased or indemnified	(120)	(44)	(293)	(199)
Balance at end of period	$5,369	$5,458	$5,369	$5,458

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

The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of September 30, 2021 and December 31, 2020, the fair value of these contracts resulted in liability balances of $1,247 and $1,909, respectively.
In July 2017, the Company entered into three interest rate swap contracts to hedge the variability of cash flows associated with the Company’s FHLB borrowings. These swaps were canceled during the year ended December 31, 2018, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the terms of the underlying contracts. The advances associated with the legacy cash flow hedge matured during the year ended December 31, 2020, and the Company elected not to renew them. As such, during the fourth quarter of 2020, the remaining unamortized gain was reclassified from accumulated other comprehensive income to earnings.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	September 30, 2021
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$611,188	$22,456	$22,301
Forward commitments	1,404,819	6,526	—
Interest rate-lock commitments	738,201	9,804	—
Futures contracts	491,800	—	4,758
Total	$3,246,008	$38,786	$27,059

	December 31, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$606,878	$34,547	$34,317
Forward commitments	1,358,328	—	11,633
Interest rate-lock commitments	1,191,621	34,391	—
Futures contracts	375,400	—	383
Total	$3,532,227	$68,938	$46,333

	September 30, 2021
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,247

	December 31, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,909
Gains (losses) included in the consolidated statements of income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$(3,316)	$5,994	$(24,587)	$35,997
Forward commitments	(806)	(16,548)	23,252	(56,998)
Futures contracts	(2,152)	(587)	(9,380)	10,955
Total	$(6,274)	$(11,141)	$(10,715)	$(10,046)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of taxes of $0, $41, $0, and $145	$—	$115	$—	$410
Loss included in interest expense on borrowings	(148)	(137)	(428)	(211)
Total	$(148)	$(22)	$(428)	$199

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Designated as hedging:
Amount of gain (loss) recognized in other comprehensive income, net of tax $38, $40, $173, and $(403)	$106	$112	$489	$(1,145)
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Gross amounts recognized	$4,813	$3,863	$19,467	$34,051
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	4,813	3,863	19,467	34,051

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	3,816	857	3,816	857
Less: financial collateral pledged	—	—	15,651	33,194
Net amounts	$997	$3,006	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At September 30, 2021 and December 31, 2020, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $68,910 and $57,985, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the consolidated balance sheets.
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

Loans held for sale
Loans held for sale are carried at fair value. Fair value is determined using current secondary market prices for loans with similar characteristics for the mortgage portfolio, that is, using Level 2 inputs. Commercial loans held for sale's fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. As such, these are considered Level 3.

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

	Fair Value
September 30, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,324,564	$1,324,564	$—	$—	$1,324,564
Investment securities	1,577,337	—	1,577,337	—	1,577,337
Loans, net	7,155,228	—	—	7,255,887	7,255,887
Loans held for sale	855,706	—	755,210	100,496	855,706
Interest receivable	41,393	30	6,448	34,915	41,393
Mortgage servicing rights	110,591	—	—	110,591	110,591
Derivatives	38,786	—	38,786	—	38,786
Financial liabilities:
Deposits:
Without stated maturities	$8,884,429	$8,884,429	$—	$—	$8,884,429
With stated maturities	1,187,489	—	1,196,141	—	1,196,141
Securities sold under agreement to repurchase and federal funds sold	41,730	41,730	—	—	41,730
Subordinated debt	129,448	—	—	134,668	134,668
Other borrowings	1,532	—	1,532	—	1,532
Interest payable	2,394	138	1,873	383	2,394
Derivatives	28,306	—	28,306	—	28,306

	Fair Value
December 31, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,317,898	$1,317,898	$—	$—	$1,317,898
Investment securities	1,176,991	—	1,176,991	—	1,176,991
Loans, net	6,912,570	—	—	7,058,693	7,058,693
Loans held for sale	899,173	—	683,770	215,403	899,173
Interest receivable	43,603	33	5,254	38,316	43,603
Mortgage servicing rights	79,997	—	—	79,997	79,997
Derivatives	68,938	—	68,938	—	68,938
Financial liabilities:
Deposits:
Without stated maturities	$8,020,783	$8,020,783	$—	$—	$8,020,783
With stated maturities	1,437,254	—	1,446,605	—	1,446,605
Securities sold under agreement to repurchase and federal funds sold	32,199	32,199	—	—	32,199
Subordinated debt	189,527	—	—	192,149	192,149
Other borrowings	16,598	—	16,598	—	16,598
Interest payable	6,772	327	4,210	2,235	6,772
Derivatives	48,242	—	48,242	—	48,242

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at September 30, 2021 are presented in the following table:

At September 30, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$10,571	$—	$10,571
Mortgage-backed securities - residential	—	1,210,503	—	1,210,503
Mortgage-backed securities - commercial	—	15,712	—	15,712
Municipal securities	—	327,239	—	327,239
Treasury securities	—	6,006	—	6,006
Corporate securities	—	2,527	—	2,527
Equity securities	—	4,779	—	4,779
Total securities	$—	$1,577,337	$—	$1,577,337
Loans held for sale	—	755,210	100,496	855,706
Mortgage servicing rights	—	—	110,591	110,591
Derivatives	—	38,786	—	38,786
Financial Liabilities:
Derivatives	—	28,306	—	28,306

The balances and levels of the assets measured at fair value on a non-recurring basis at September 30, 2021 are presented in the following table:

At September 30, 2021	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,192	$6,192
Collateral dependent loans:
Commercial and industrial	$—	$—	$101	$101
Construction	—	—	606	606
Residential real estate:
Residential line of credit	—	—	311	311
Commercial real estate:
Owner occupied	—	—	315	315
Non-owner occupied	—	—	4,527	4,527
Consumer and other	—	—	24	24
Total collateral dependent loans	$—	$—	$5,884	$5,884

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$2,003	$—	$2,003
Mortgage-backed securities - residential	—	773,336	—	773,336
Mortgage-backed securities - commercial	—	21,588	—	21,588
Municipals, tax-exempt	—	356,329	—	356,329
Treasury securities	—	16,628	—	16,628
Corporate securities	—	2,516	—	2,516
Equity securities	—	4,591	—	4,591
Total securities	$—	$1,176,991	$—	$1,176,991
Loans held for sale	$—	$683,770	$215,403	$899,173
Mortgage servicing rights	—	—	79,997	79,997
Derivatives	—	68,938	—	68,938
Financial Liabilities:
Derivatives	—	48,242	—	48,242
 The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,662	$6,662
Collateral dependent loans:
Commercial and industrial	$—	$—	$684	$684
Residential real estate:
Residential line of credit	—	—	311	311
Commercial real estate:
Owner occupied	—	—	136	136
Non-owner occupied	—	—	5,022	5,022
Total collateral dependent loans	$—	$—	$6,153	$6,153

The following tables present information as of September 30, 2021 and December 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of September 30, 2021
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans	$5,884	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$6,192	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2020
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans	$6,153	Valuation of collateral	Discount for comparable sales	0%-30%
Other real estate owned	$6,662	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the client and client's business. As of September 30, 2021 and December 31, 2020, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $6,918 and $7,839, respectively.

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

Fair value option
The following table summarizes the Company's loans held for sale, at fair value, as of the dates presented:

	September 30,	December 31,
	2021	2020
Commercial and industrial	$100,496	$215,403
Residential real estate:
1-4 family mortgage	755,210	683,770
Total loans held for sale	$855,706	$899,173
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
Net losses of $3,908 and $14,894 resulting from fair value changes of mortgage loans were recorded in income during the three and nine months ended September 30, 2021, respectively, compared to net gains of $20,378 and $6,512 during the three and nine months ended September 30, 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. As of September 30, 2021, and December 31, 2020, there were $105,094 and $151,184, respectively, of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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

	Three Months Ended September 30, 2021
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$135,972	$(11,850)	$124,122
Change in fair value:
Pay-downs and pay-offs	(24,366)	—	(24,366)
Changes in valuation included in other noninterest income	—	740	740
Carrying value at end of period	$111,606	$(11,110)	$100,496

	Nine Months Ended September 30, 2021
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(116,158)	—	(116,158)
Write-offs to discount	(11,299)	11,299	—
Changes in valuation included in other noninterest income	—	1,251	1,251
Carrying value at end of period	$111,606	$(11,110)	$100,496

	Three Months Ended September 30, 2020
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$—	$—	$—
Commercial loans held for sale acquired from Franklin	350,269	(24,063)	326,206
Change in fair value:
Pay-downs and pay-offs	(86,808)	—	(86,808)
Changes in valuation included in other noninterest income		1,858	1,858
Carrying value at end of period	$263,461	$(22,205)	$241,256

	Nine Months ended September 30, 2020
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$—	$—	$—
Commercial loans held for sale acquired from Franklin	350,269	(24,063)	326,206
Change in fair value:
Pay-downs and pay-offs	(86,808)	—	(86,808)
Changes in valuation included in other noninterest income	—	1,858	1,858
Carrying value at end of period	$263,461	$(22,205)	$241,256
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income in the consolidated statements of income.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$755,210	$738,221	$16,989
Commercial loans held for sale measured at fair value	94,871	100,914	(6,043)
Nonaccrual loans	5,625	10,692	(5,067)

December 31, 2020
Mortgage loans held for sale measured at fair value	$683,770	$651,887	$31,883
Commercial loans held for sale measured at fair value	208,914	226,867	(17,953)
Past due loans of 90 days or more	83	163	(80)
Nonaccrual loans	6,406	12,033	(5,627)

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
As previously reported, on March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Results for the comparable prior period have been revised to reflect this realignment. The impact of this change on previously reported segment results was the reclassification of mortgage retail footprint total net contribution of $9,508 and $18,382 from the Banking segment to the Mortgage segment for the three and nine months ended September 30, 2020, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide segment financial information for three and nine months ended September 30, 2021 and 2020 as follows:

Three Months Ended September 30, 2021	Banking	Mortgage	Consolidated
Net interest income	$88,576	$(100)	$88,476
Provisions for credit losses(1)	(2,531)	—	(2,531)
Mortgage banking income(2)	—	47,751	47,751
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(2,367)	(2,367)
Other noninterest income	13,823	(201)	13,622
Depreciation and amortization	1,791	349	2,140
Amortization of intangibles	1,344	—	1,344
Other noninterest expense	55,642	35,881	91,523
Income before income taxes	$46,153	$8,853	$55,006
Income tax expense			9,716
Net income applicable to FB Financial Corporation and noncontrolling interest			45,290
Net income applicable to noncontrolling interest(3)			—
Net income applicable to FB Financial Corporation			$45,290
Total assets	$10,712,281	$1,098,009	$11,810,290
Goodwill	242,561	—	242,561
(1)Included $301 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

Three Months Ended September 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$68,791	$37	$68,828
Provisions for credit losses(1)	55,401	—	55,401
Mortgage banking income(2)	—	92,126	92,126
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(7,440)	(7,440)
Other noninterest income	12,340	—	12,340
Depreciation and amortization	1,550	273	1,823
Amortization of intangibles	1,417	—	1,417
Other noninterest expense(3)	69,568	45,284	114,852
(Loss) income before income taxes	$(46,805)	$39,166	$(7,639)
Income tax benefit			(2,040)
Net loss applicable to FB Financial Corporation and noncontrolling interest			(5,599)
Net income applicable to noncontrolling interest(4)			—
Net loss applicable to FB Financial Corporation			$(5,599)
Total assets	$10,143,956	$866,482	$11,010,438
Goodwill	236,086	—	236,086
(1)Included $9,567 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Included $20,400 of merger costs in the Banking Segment primarily related to the acquisition and integration of Franklin and $330 of merger costs in the Mortgage segment related to the Franklin merger.
(4)Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2021	Banking	Mortgage	Consolidated
Net interest income	$257,726	$(111)	$257,615
Provisions for credit losses(1)	(30,224)	—	(30,224)
Mortgage banking income(2)	—	146,990	146,990
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(10,775)	(10,775)
Other noninterest income	39,223	(402)	38,821
Depreciation and amortization	5,267	1,021	6,288
Amortization of intangibles	4,178	—	4,178
Other noninterest expense	163,261	108,938	272,199
Income before income taxes	$154,467	$25,743	$180,210
Income tax expense			38,744
Net income applicable to FB Financial Corporation and noncontrolling interest			141,466
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$141,458
Total assets	$10,712,281	$1,098,009	$11,810,290
Goodwill	242,561	—	242,561
(1)Included $(2,875) in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

Nine Months Ended September 30, 2020	Banking	Mortgage	Consolidated
Net interest income	$180,374	$40	$180,414
Provisions for credit losses(1)	110,887	—	110,887
Mortgage banking income(2)	—	216,145	216,145
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(26,546)	(26,546)
Other noninterest income	31,618	—	31,618
Depreciation and amortization	4,545	770	5,315
Amortization of intangibles	3,825	—	3,825
Other noninterest expense(3)	150,022	108,068	258,090
(Loss) income before income taxes	$(57,287)	$80,801	$23,514
Income tax expense			5,495
Net income applicable to FB Financial Corporation and noncontrolling interest			18,019
Net income applicable to noncontrolling interest(4)			—
Net income applicable to FB Financial Corporation			$18,019
Total assets	$10,143,956	$866,482	$11,010,438
Goodwill	236,086	—	236,086
(1)Includes $13,050 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Includes $25,036 of merger costs in the Banking segment related to the Farmers National acquisition and the Franklin merger and $330 of merger costs in the Mortgage segment related to the Franklin merger.
(4)Banking segment includes noncontrolling interest.

Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $6,075 and $3,940 for the three months ended September 30, 2021 and 2020, respectively, and $17,585 and $9,650 for the nine months ended September 30, 2021 and 2020, respectively.

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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2021 and December 31, 2020, the Bank and Company met all capital adequacy requirements to which they are subject.
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
Actual and required capital amounts and ratios are included below as of the dates indicated.

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,400,521	14.6%	$1,005,220	10.5%	N/A	N/A
FirstBank	1,352,956	14.2%	1,003,252	10.5%	$955,478	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,213,432	12.7%	$813,750	8.5%	N/A	N/A
FirstBank	1,165,867	12.2%	812,156	8.5%	$764,382	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,213,432	10.4%	$467,369	4.0%	N/A	N/A
FirstBank	1,165,867	10.0%	465,817	4.0%	$582,271	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,183,432	12.4%	$670,147	7.0%	N/A	N/A
FirstBank	1,165,867	12.2%	668,835	7.0%	$621,061	6.5%

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	1,353,279	14.9%	951,327	10.5%	$906,026	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	1,142,548	12.6%	770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	1,142,548	10.5%	435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	1,142,548	12.6%	634,218	7.0%	$588,917	6.5%

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
The following table summarizes information about the changes in restricted stock units as of the dates indicated:

	Nine Months Ended September 30,
	2021		2020
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,047,071	$26.06	826,263	$23.76
Granted(1)	194,388	43.06	353,891	31.12
Vested	(699,156)	22.80	(145,157)	31.67
Forfeited	(34,298)	28.06	(19,269)	33.19
Balance at end of period	508,005	$36.01	1,015,728	$25.83
(1) 2020 includes 118,776 restricted stock units issued in replacement of those initially granted by Franklin. See Note 2 for additional information.

The total fair value of restricted stock units vested and released was $10,749 and $15,941 for the three and nine months ended September 30, 2021, respectively, and $3,549 and $4,597 for the three and nine months ended September 30, 2020, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $2,365 and $7,024 for the three and nine months ended September 30, 2021, respectively, and $4,651 and $6,666 for the three and nine months ended September 30, 2020, respectively. This included $168 and $467 paid to Company directors during the three and nine months ended September 30, 2021, respectively, and $237 and $615 during the three and nine months ended September 30, 2020, related to director grants and compensation elected to be settled in stock.
As of September 30, 2021 and December 31, 2020, there was $13,616 and $13,436 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.7 years and 2.5 years, respectively. As of September 30, 2021 and December 31, 2020, there were 1,822,506 and 2,240,434 shares available for issuance under the 2016-LTIP plan, respectively. At September 30, 2021 and December 31, 2020, there was $232 and $613, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting and distribution of the underlying restricted stock units.
Performance Based Restricted Stock Units
The following table summarizes information about the changes in performance stock units as of and for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company awards performance-based restricted stock units to executives and other officers and employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on average adjusted return on tangible equity as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.
The Company recorded compensation cost of $551 and $1,041 during the three and nine months ended September 30, 2021 respectively, and $171 and $587 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company determined the probability of meeting the performance criteria for each grant, and recorded compensation cost associated with a 150.0% (related to shares granted in 2020) and 100.0% (related to shares granted in 2021) vesting, when factoring in the conversion of PSUs to shares of common stock. As of September 30, 2021, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $7,279, and the remaining performance period over which the cost could be recognized was 2.1 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were 15,744 and 37,310 shares issued under ESPP during the three and nine months ended September 30, 2021, respectively, and 18,034 and 30,179 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, there were 2,341,696 and 2,379,006 shares available for issuance under the ESPP, respectively.
Note (15)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2021	$24,675
New loans and advances	12,116
Change in related party status	(108)
Repayments	(5,939)
Loans outstanding at September 30, 2021	$30,744

Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $13,678 and $23,059 at September 30, 2021 and December 31, 2020, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $320,207 and $245,084 as of September 30, 2021 and December 31, 2020, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $13 and $53 in unamortized leasehold improvements related to these leases at September 30, 2021 and December 31, 2020, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $128 and $388 for the three and nine months ended September 30, 2021, respectively, and $125 and $381 for the three and nine months ended September 30, 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
(D) Aviation time sharing agreement:
The Company is a participant to an aviation time sharing agreement with an entity owned by a certain director of the Company. During the three and nine months ended September 30, 2021, the Company made payments of $0 and $32, respectively, and $17 and $108 during the three and nine months ended September 30, 2020, respectively, under this agreement.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the three and nine months ended September 30, 2021, the Company paid $0 and $605, respectively, under this agreement related to the secondary offering completed during the second quarter of 2021. No such expenses were incurred during the three and nine months ended September 30, 2020.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at September 30, 2021 and December 31, 2020, and our results of operations for the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 12, 2021, and with the accompanying unaudited notes to the consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the ongoing impact of the COVID-19 global pandemic and new virus variants on the Company’s business operations, assets, valuations, financial conditions and results of operations, and the Company’s future plans, results, strategies, and expectations. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) the ongoing effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and the emergence of new variants, and its impact on general economic and financial market conditions and on the Company’s business and the Company’s customers' business, results of operations, asset quality and financial condition, (3) ongoing public response to the vaccines that were developed against the virus as well as the decisions of governmental agencies with respect to vaccines, including recommendations related to booster shots and requirements that seek to mandate that individuals receive or employers require that their employees receive the vaccine, (4) those vaccines' efficacy against the virus, including new variants, (5) changes in government interest rate policies and its impact on the Company’s business, NIM, and mortgage operations, (6) the Company’s ability to effectively manage problem credits, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (8) difficulties and delays in integrating acquired businesses or fully realizing costs savings, revenue synergies and other benefits from future and prior acquisitions, (9) the Company’s ability to successfully execute its various business strategies, (10) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (11) the potential impact of the proposed phase-out of LIBOR or other changes involving LIBOR, (12) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (13) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (14) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the company.

The Company qualifies all forward-looking statements by these cautionary statements.

Critical accounting policies
Our financial statements are prepared in accordance with U.S. GAAP and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards if applicable, are discussed in further detail in Note 1, "Basis of presentation," in the notes to our consolidated financial statements in this Report.
Selected historical consolidated financial data

The following table presents certain selected historical consolidated financial data as of the dates or for the periods indicated:

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
(dollars in thousands, except per share data and %)	2021	2020	2021	2020	2020
Statement of Income Data
Total interest income	$96,665	$81,127	$287,779	$216,408	$314,644
Total interest expense	8,189	12,299	30,164	35,994	48,986
Net interest income	88,476	68,828	257,615	180,414	265,658
Provisions for credit losses	(2,531)	55,401	(30,224)	110,887	107,967
Total noninterest income	59,006	97,026	175,036	221,217	301,855
Total noninterest expense	95,007	118,092	282,665	267,230	377,085
Income (loss) before income taxes	55,006	(7,639)	180,210	23,514	82,461
Income tax expense (benefit)	9,716	(2,040)	38,744	5,495	18,832
Net income (loss) applicable to FB Financial Corporation and noncontrolling interest	45,290	(5,599)	141,466	18,019	63,629
Net income applicable to noncontrolling interest	—	—	8	—	8
Net income (loss) applicable to FB Financial Corporation	$45,290	$(5,599)	$141,458	$18,019	$63,621
Net interest income (tax-equivalent basis)	$89,230	$69,625	$259,919	$182,386	$268,497
Per Common Share
Basic net income (loss)	$0.96	$(0.14)	$2.99	$0.52	$1.69
Diluted net income (loss)	0.94	(0.14)	2.95	0.52	1.67
Book value (1)	29.36	26.38	29.36	26.38	27.35
Tangible book value (4)	23.90	20.87	23.90	20.87	21.73
Cash dividends declared	0.11	0.09	0.33	0.27	0.36
Selected Balance Sheet Data
Cash and cash equivalents	$1,324,564	$1,062,391	$1,324,564	$1,062,391	$1,317,898
Loans held for investment	7,294,674	7,213,538	7,294,674	7,213,538	7,082,959
Allowance for credit losses (5)	(139,446)	(183,973)	(139,446)	(183,973)	(170,389)
Loans held for sale, at fair value	855,706	851,951	855,706	851,951	899,173
Investment securities, at fair value	1,577,337	1,164,910	1,577,337	1,164,910	1,176,991
Other real estate owned, net	10,015	12,748	10,015	12,748	12,111
Total assets	11,810,290	11,010,438	11,810,290	11,010,438	11,207,330
Customer deposits	10,043,901	9,001,673	10,043,901	9,001,673	9,396,478
Brokered and internet time deposits	28,017	92,074	28,017	92,074	61,559
Total deposits	10,071,918	9,093,747	10,071,918	9,093,747	9,458,037
Borrowings	172,710	438,838	172,710	438,838	238,324
Total common shareholders' equity	1,400,913	1,244,998	1,400,913	1,244,998	1,291,289

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
(dollars in thousands, except per share data and %)	2021	2020	2021	2020	2020
Selected Ratios
Return on average:
Assets (2)	1.51%	(0.24)%	1.61%	0.32%	0.75%
Common shareholders' equity (2)	12.9%	(2.13)%	14.1%	2.61%	6.58%
Tangible common equity (4)	15.9%	(2.72)%	17.5%	3.34%	8.54%
Average shareholders' equity to average assets	11.7%	11.4%	11.4%	12.1%	11.5%
Net interest margin (tax-equivalent basis)	3.20%	3.28%	3.19%	3.53%	3.46%
Efficiency ratio	64.4%	71.2%	65.3%	66.5%	66.4%
Adjusted efficiency ratio (tax-equivalent basis) (4)	64.7%	57.4%	65.4%	59.5%	59.2%
Loans held for investment to deposit ratio	72.4%	79.3%	72.4%	79.3%	74.9%
Yield on interest-earning assets	3.49%	3.86%	3.56%	4.22%	4.09%
Cost of interest-bearing liabilities	0.42%	0.83%	0.52%	0.99%	0.94%
Cost of total deposits	0.26%	0.56%	0.32%	0.69%	0.62%

Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income (5)	1.91%	2.55%	1.91%	2.55%	2.41%
Allowance for credit losses to nonperforming loans (5)	324.1%	421.5%	324.1%	421.5%	264.3%
Nonperforming loans HFI to loans HFI, net of unearned income	0.59%	0.61%	0.59%	0.61%	0.91%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.9%	11.3%	11.9%	11.3%	11.5%
Tier 1 capital (to average assets)	10.4%	11.8%	10.4%	11.8%	10.0%
Tier 1 capital (to risk-weighted assets (3)	12.7%	12.1%	12.7%	12.1%	12.0%
Total capital (to risk-weighted assets) (3)	14.6%	15.3%	14.6%	15.3%	15.0%
Tangible common equity to tangible assets (4)	9.87%	9.16%	9.87%	9.16%	9.38%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.4%	11.8%	12.4%	11.8%	11.7%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	11.7%	12.1%	11.7%	12.1%	12.3%
Tier 1 capital (to average assets)	10.0%	12.4%	10.0%	12.4%	10.5%
Tier 1 capital (to risk-weighted assets) (3)	12.2%	12.7%	12.2%	12.7%	12.6%
Total capital to (risk-weighted assets) (3)	14.2%	15.0%	14.2%	15.0%	14.9%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.2%	12.7%	12.2%	12.7%	12.6%
(1)Book value per share equals our total common shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 47,707,634; 47,191,677 and 47,220,743 as of September 30, 2021, September 30, 2020 and December 31, 2020, respectively.
(2)We have calculated our return on average assets and return on average common equity for a period by dividing annualized net income or loss for that period by our average assets and average equity, as the case may be, for that period. We calculate our average assets and average common equity for a period by dividing the sum of our total asset balance or total common shareholders' equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period.
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

GAAP reconciliation and management explanation of non-GAAP financial measures
We identify certain financial measures discussed in this Report as being "non-GAAP financial measures." The non-GAAP financial measures presented in this Report are adjusted efficiency ratio (tax equivalent basis), tangible book value per common share, tangible common equity, tangible common equity to tangible assets and return on average tangible common equity.
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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

(In Thousands, Except Share Data and %)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$95,007	$118,092	$282,665	$267,230	$377,085
Less merger, conversion and offering expenses	—	20,730	605	25,366	34,879
Less gain on lease terminations	—	—	(787)	—	—
Less FHLB prepayment penalties	—	2,305	—	2,305	6,838
Adjusted noninterest expense	$95,007	$95,057	$282,847	$239,559	$335,368
Net interest income (tax-equivalent basis)	$89,230	$69,625	$259,919	$182,386	$268,497
Total noninterest income	59,006	97,026	175,036	221,217	301,855
Less gain on change in fair value on commercial loans held for sale	740	1,858	1,251	1,858	3,228
Less loss on swap cancellation	(1,510)	—	(1,510)	—	—
Less cash life insurance benefit	—	—	—	—	715
Less gain (loss) on sales or write-downs of other real estate owned and other assets	2,005	(1,505)	2,478	(1,368)	(1,491)
Less gain (loss) on other assets	177	226	162	(156)	(90)
Less gain from securities, net	51	583	278	618	1,631
Adjusted noninterest income	$57,543	$95,864	$172,377	$220,265	$297,862
Adjusted operating revenue	$146,773	$165,489	$432,296	$402,651	$566,359
Efficiency ratio (GAAP)	64.4%	71.2%	65.3%	66.5%	66.4%
Adjusted efficiency ratio (tax-equivalent basis)	64.7%	57.4%	65.4%	59.5%	59.2%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	As of September 30,		As of December 31,
(In Thousands, Except Share Data and %)	2021	2020	2020
Tangible Assets
Total assets	$11,810,290	$11,010,438	$11,207,330
Adjustments:
Goodwill	(242,561)	(236,086)	(242,561)
Core deposit and other intangibles	(18,248)	(23,924)	(22,426)
Tangible assets	$11,549,481	$10,750,428	$10,942,343
Tangible Common Equity
Total common shareholders' equity	$1,400,913	$1,244,998	$1,291,289
Adjustments:
Goodwill	(242,561)	(236,086)	(242,561)
Core deposit and other intangibles	(18,248)	(23,924)	(22,426)
Tangible common equity	$1,140,104	$984,988	$1,026,302
Common shares outstanding	47,707,634	47,191,677	47,220,743
Book value per common share	$29.36	$26.38	$27.35
Tangible book value per common share	$23.90	$20.87	$21.73
Total common shareholders' equity to total assets	11.9%	11.3%	11.5%
Tangible common equity to tangible assets	9.87%	9.16%	9.38%
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In Thousands, Except %)	2021	2020	2021	2020	2020
Return on average tangible common equity
Total average common shareholders' equity	$1,389,201	$1,044,913	$1,344,613	$923,456	$966,336
Adjustments:
Average goodwill	(242,561)	(205,473)	(242,561)	(184,548)	(199,104)
Average intangibles, net	(18,950)	(20,973)	(22,289)	(19,146)	(22,659)
Average tangible common equity	$1,127,690	$818,467	$1,079,763	$719,762	$744,573
Net income (loss) applicable to FB Financial Corporation	$45,290	$(5,599)	$141,458	$18,019	$63,621
Return on average common shareholders' equity	12.9%	(2.13)%	14.1%	2.61%	6.58%
Return on average tangible common equity	15.9%	(2.72)%	17.5%	3.34%	8.54%

Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia, and mortgage offices across the Southeast. As of September 30, 2021, our footprint included 82 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to a national internet delivery channel.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, unsecured credit lines, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans that we originate through our retail and online ConsumerDirect channels, as well as from mortgage servicing revenues.
Pandemic Update
During 2020, the COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. As certain restrictions began lifting and more businesses were allowed to open their doors in late 2020, we began to experience a slow improvement in commerce through much of our footprint, which continued into the first half of 2021 with further easing of restrictions and increasing availability of vaccinations. Despite the pickup in economic activity, commercial and consumer activity has not returned to pre-pandemic levels. Although most restrictions were lifted and vaccines became widely available during the first half of 2021, concern remains regarding the potential impact that resurgences and new virus variants may have on the global economy and the efficacy of available vaccines and boosters to protect against widespread infection. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.
We have taken several actions to offer various forms of support to our customers and communities impacted by the virus, including through offering loan payment deferrals and through our participation in the Paycheck Protection Program. In addition, the Company continues to take deliberate actions to ensure the continued health and strength of its balance sheet, including increases in liquidity and managing assets and liabilities in order to maintain a strong capital position.
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
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Our net income increased during the three months ended September 30, 2021 to $45.3 million, up from a net loss of $5.6 million for the three months ended September 30, 2020. Diluted earnings per common share represented earnings of $0.94 and a loss of $0.14 for the three months ended September 30, 2021 and 2020, respectively. Our net income (loss) represented a return on average assets, or ROAA, of 1.51% and (0.24)% for the three months ended September 30, 2021 and 2020, respectively and a return on average shareholders’ equity, or ROAE, of 12.9% and (2.13)% for the same periods. Our ratio of return on average tangible common equity, or ROATCE for the three months ended September 30, 2021 and 2020 was 15.9% and (2.72)%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on tangible common equity.
During the three months ended September 30, 2021, net interest income before the provision for credit losses increased to $88.5 million compared with $68.8 million for the three months ended September 30, 2020. Our net interest margin, on a tax-equivalent basis, decreased to 3.20% for the three months ended September 30, 2021, compared with 3.28% for the three months ended September 30, 2020. The decrease was the combined result of sustained lower interest rates on newly issued loans and pay-offs on higher yielding loans during the three months ended September 30, 2021 and a change in balance sheet composition. The contractual yield on our loan portfolio for three months ended September 30, 2021 was 4.23% down from 4.36% for the three months ended September 30, 2020. The change in our balance sheet composition was illustrated by an increase in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 28 basis points for the three months ended September 30, 2021. This compares to excess liquidity representing 15 basis points of negative impact to NIM during the three months ended September 30, 2020.
We incurred a decrease in noninterest income of $38.0 million to $59.0 million for the three months ended September 30, 2021, compared with $97.0 million for the same period in the prior year. The decrease of $39.3 million in mortgage banking income was the primary driver for the downward movement in noninterest income, which was a result of a 16.8% decrease in interest rate lock volume during the three months ended September 30, 2021 when compared with the three months ended September 30, 2020. This decrease was partially offset by an increase of $3.5 million in net gains on sale or write-downs of OREO to $2.0 million during the three months ended September 30, 2021 compared to a $1.5 million net loss on sale or write-downs of OREO during the three months ended September 30, 2020.

Noninterest expense decreased to $95.0 million for the three months ended September 30, 2021, compared with $118.1 million for the three months ended September 30, 2020. The decrease in noninterest expense is reflective of a decrease in merger costs associated with our merger with Franklin during three months ended September 30, 2020. During the three months ended September 30, 2020, we incurred $20.7 million in merger costs associated with this transaction. There were no such expenses during the three months ended September 30, 2021.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Our net income increased during the nine months ended September 30, 2021 to $141.5 million from $18.0 million for the nine months ended September 30, 2020. Diluted earnings per common share was $2.95 and $0.52 for the nine months ended September 30, 2021 and 2020, respectively. Our net income represented a return on average assets of 1.61% and 0.32% for the nine months ended September 30, 2021 and 2020, respectively, and a return on average equity of 14.1% and 2.61% for the same periods. Our ratio of return on average tangible common equity for the nine months ended September 30, 2021 and 2020 was 17.5% and 3.34%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on tangible common equity.
These results were significantly impacted by the improvement in economic forecasts incorporated in our current expected credit losses loss rate model, leading to a reversal in our provisions for credit losses and unfunded commitments amounting to $30.2 million for the nine months ended September 30, 2021 compared with provision expenses of $110.9 million for the nine months ended September 30, 2020, reflecting both the onset of the COVID-19 pandemic and the impact of our acquisitions during the period. Our results were also impacted by our acquisitions during the nine months ended September 30, 2020, resulting in merger expenses of $25.4 million for the period. There were no such business combinations during the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, net interest income before provisions for credit losses increased to $257.6 million compared with $180.4 million in the nine months ended September 30, 2020. The increase was primarily driven by an increase in our average loans held for investment portfolio by 39.1% to $7.11 billion for the nine months ended September 30, 2021, as compared to $5.11 billion for the nine months ended September 30, 2020. Our net interest margin, on a tax-equivalent basis, decreased to 3.19% for the nine months ended September 30, 2021 as compared to 3.53% for the nine months ended September 30, 2020, influenced by a sustained in a low interest rate environment.
Our NIM was also influenced by a change in balance sheet composition which was illustrated by an increase in excess liquidity, which negatively impacted our NIM by approximately 32 basis points for the nine months ended September 30, 2021 compared to 9 basis points for the nine months ended September 30, 2020. In addition, the yield on our interest-earning assets decreased to 3.56% for the nine months ended September 30, 2021 compared to 4.22% for the nine months ended September 30, 2020.
Noninterest income for the nine months ended September 30, 2021 decreased by $46.2 million to $175.0 million, down from $221.2 million for prior year period. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $53.4 million to $136.2 million. The decrease in mortgage banking income was partially offset by increases in ATM and interchange fee income and investment services and trust income, reflecting the increase of commerce in our footprint driven by improved economic conditions during the period and the contribution from the Franklin merger. In addition, the decrease in mortgage banking income was offset by a $2.5 million gain on sale of OREO during the nine months ended September 30, 2021 compared to a $1.4 million loss on sale of OREO during the nine months ended September 30, 2020.
Noninterest expense increased to $282.7 million for the nine months ended September 30, 2021, compared with $267.2 million for the nine months ended September 30, 2020. The increase in noninterest expense is reflective of the increases in salaries, commissions and personnel-related costs from the incremental head count increase associated with our growth and volume of transactions, including the impact of our business combination with Franklin during the nine months ended September 30, 2020. As detailed above, the increase in our noninterest expense was partially offset by a decrease in merger expenses of $25.4 million for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 as there were no business combinations during the nine months ended September 30, 2021.

Financial condition
Our total assets increased by 5.38% to $11.81 billion as of September 30, 2021, as compared to $11.21 billion as of December 31, 2020. This increase is largely due to an increase of available-for-sale debt securities of $400.2 million to $1.57 billion as of September 30, 2021 from $1.17 billion as of December 31, 2020 as we invested additional excess liquidity.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. As previously reported, on March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Previously disclosed results for the three and nine months ended September 30, 2020 have been revised to reflect this realignment. See Note 12, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment increased for the three months ended September 30, 2021 to $46.2 million, compared to a loss of $46.8 million for the three months ended September 30, 2020. These results were primarily driven by a net reversal in provisions for credit losses of $2.5 million (including a provision for credit losses on unfunded commitments of $0.3 million) for the three months ended September 30, 2021 compared to provisions for credit losses expense of $55.4 million (including a provision for credit losses on unfunded commitments of $9.6 million) for the three months ended September 30, 2020, reflecting the impact of our acquisitions completed in 2020 and improvement in economic outlook experienced in 2021. Noninterest income increased to $13.8 million in the three months ended September 30, 2021 as compared to $12.3 million in the three months ended September 30, 2020. Noninterest expense decreased $13.8 million to $58.8 million for three months ended September 30, 2021, primarily due a $20.4 million decrease in merger expenses that were incurred during the three months ended September 30, 2020. There were no merger expenses during the three months ended September 30, 2021. The decrease in merger costs were partially offset by increases in salaries, commissions and personnel-related costs from the incremental head count increase associated with our growth, including the impact of our business combination with Franklin on August 15, 2020.
Income before taxes from the Banking segment increased for the nine months ended September 30, 2021 to $154.5 million, compared to a loss of $57.3 million for the nine months ended September 30, 2020. Net interest income increased by $77.4 million to $257.7 million during the nine months ended September 30, 2021 compared to $180.4 million during the nine months ended September 30, 2020. Our net provisions for credit losses on loans held for investment and unfunded loan commitments resulted in a reversal of $30.2 million of provision during the nine months ended September 30, 2021 compared to expense of $110.9 million in the same period in the previous year. Noninterest income increased to $39.2 million in the nine months ended September 30, 2021 as compared to $31.6 million in the nine months ended September 30, 2020. Noninterest expense increased $14.3 million to $172.7 million for nine months ended September 30, 2021 due to increases in salaries, commissions and employee benefits associated with our growth, including the impact of additional headcount resulting from our acquisition of Franklin and investment in additional revenue producers in our markets.
Mortgage
Income before taxes from the Mortgage segment decreased to $8.9 million for the three months ended September 30, 2021, compared with $39.2 million for the three months ended September 30, 2020; the result of lower interest rate lock volumes and refinancing activity coupled with compressing sales margins. In addition, the housing market continues to face supply shortages which affected overall purchasing volume. Noninterest income decreased $39.5 million to $45.2 million for the three months ended September 30, 2021, compared with $84.7 million the three months ended September 30, 2020. Noninterest expense for the three months ended September 30, 2021 and 2020 was $36.2 million and $45.6 million, respectively. Lower noninterest expenses were mainly attributable to decreased mortgage commissions and other costs associated with the lower volume during the three months ended September 30, 2021 compared with the three months ended September 30, 2020.

Income before taxes from the Mortgage segment decreased to $25.7 million for the nine months ended September 30, 2021 as compared to $80.8 million for the nine months ended September 30, 2020. There was a decrease in mortgage banking income of $53.4 million to $136.2 million during the nine months ended September 30, 2021 compared to $189.6 million for the nine months ended September 30, 2020. This decrease was driven by a loss of $20.8 million related to the change in fair value of loans held for sale and derivatives for the nine months ended September 30, 2021, compared to a gain of $48.1 million for the nine months ended September 30, 2020. In addition, mortgage banking income for the nine months ended September 30, 2021 was affected by a 15.9% decrease in interest rate lock volume during the nine months ended September 30, 2021 compared with the same period in the prior year. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. This slowdown in interest rate lock volume during the nine months ended September 30, 2021 reflects the slow down experienced across the industry compared with the same period in the prior year, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. Noninterest expense for the nine months ended September 30, 2021 and 2020 was $110.0 million and $108.8 million, respectively, reflecting the scalability of our mortgage business.

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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2021 and 2020.
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
In response to economic uncertainty related to the COVID-19 pandemic, short term interest rates have been at historic lows. The Federal Funds Target Rate range was 0% - 0.25% as of September 30, 2020 and maintained this rate as of September 30, 2021. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. At its most recent meeting, the Federal Reserve decided to keep the target range for the federal funds rate at 0% to 0.25% and expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time. Additionally, the Federal Reserve maintained their commitment to open-ended purchases of Treasury securities and agency mortgage-backed securities, but noted that as the economy makes progress towards its maximum employment and price stability goals, the decision could be made to adjust the pace of purchases in coming meetings. During the nine months ended September 30, 2021, the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant. This compares to the nine months ended September 30, 2020, as the US Treasury curve flattened as long-term and short-term decreased significantly.

Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net interest income increased 28.6% to $88.5 million for the three months ended September 30, 2021 compared to $68.8 million in the three months ended September 30, 2020. On a tax-equivalent basis, net interest income increased by $19.6 million to $89.2 million for the three months ended September 30, 2021 as compared to $69.6 million for the three months ended September 30, 2020. The increase in tax-equivalent net interest income for the three months ended September 30, 2021 was primarily driven by an increase in the volume in loans held for investment which accounted for $13.7 million of the increase combined with a decrease in our cost of funding, specifically our borrowing rate on customer time deposits, which decreased to 0.61% for the three months ended September 30, 2021 compared to 1.44% for the three months ended September 30, 2020. The decrease in the average rate on our customer deposits attributed to a $2.8 million decrease in our interest expense for the three months ended September 30, 2021 compared to three months ended September 30, 2020.
Interest income, on a tax-equivalent basis, was $97.4 million for the three months ended September 30, 2021, compared to $81.9 million for the three months ended September 30, 2020, an increase of $15.5 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $12.4 million to $84.1 million for the three months ended September 30, 2021 from $71.7 million for the three months ended September 30, 2020 primarily due to an increase in average balances of loans held for investment of $1.18 billion. The increase in the average loan balances period over period reflects the full quarter impact of $2.43 billion loan portfolio acquired in the Franklin merger offset by a decrease of $278.0 million in average PPP loans during the three months ended September 30, 2021 from an average balance of $311.0 million for the three months ended September 30, 2020.
The tax-equivalent yield on loans held for investment was 4.61% for the three months ended September 30, 2021, down 9 basis points from the three months ended September 30, 2020. The decrease in yield was primarily due to sustained low contractual interest rates during the three months ended September 30, 2021 compared with the contractual rates of loans paid off or refinanced after September 30, 2020. Contractual loan interest rates yielded 4.23% in the three months ended September 30, 2021 compared with 4.36% in the three months ended September 30, 2020. Excluding PPP loans, which have a 1.00% contractual loan yield, our contractual loan yield would have been 18 basis points higher for three months ended September 30, 2020. PPP loans had a less than a 1 basis point impact on our contractual loan yield for the three months ended September 30, 2021.
Our NIM, on a tax-equivalent basis, decreased to 3.20% during the three months ended September 30, 2021 from 3.28% in the three months ended September 30, 2020, driven by loans issued in a declining interest rate environment and a change in balance sheet mix. The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,
	2021		2020
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment(1)(2)	$77,150	4.23%	$66,441	4.36%
Origination and other loan fee income(2)	6,377	0.35%	4,029	0.26%
Accretion on purchased loans	157	0.01%	526	0.04%
Nonaccrual interest collections	431	0.02%	664	0.04%
Total loan yield	$84,115	4.61%	$71,660	4.70%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
(2)Includes $0.1 million and $0.8 million of loan contractual interest and $0.4 million and $0.9 million of loan fees related to PPP loans for three months ended September 30, 2021 and 2020, respectively.
Accretion on purchased loans increased the NIM by 1 basis point and 2 basis points for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we anticipate recognizing an estimated $0.4 million in deferred origination fees, net of third party costs and deferred salaries, over the remaining life of the PPP loan portfolio.
Interest expense was $8.2 million for the three months ended September 30, 2021, a decrease of $4.1 million as compared to the three months ended September 30, 2020. The primary driver was a decrease in interest expense on customer time deposits of $3.0 million to $1.8 million for the three months ended September 30, 2021, compared to $4.8 million for the three months ended September 30, 2020 which was partially offset by an increase in interest expense on subordinated debt of $0.3 for the same period. Further, the decrease in interest expense on customer time deposits was partially offset due to the Company having a full quarter impact from the liabilities assumed from Franklin merger for the three months ended September 30, 2021 compared to a half quarter impact for the three months ended September 30, 2020. The average rate on customer time deposits decreased 83 basis points from 1.44% for the three months ended September 30, 2020 to 0.61% for the three months ended September 30, 2021 as more costly deposits with higher interest rates matured or renewed and repriced at lower interest rates. The decrease in rates on customer deposits accounted for $2.8 million of the $3.0 million decrease in interest expense on customer deposits. Total cost of deposits was 0.26% for the three months ended September 30, 2021 compared to 0.56% for the three months ended September 30, 2020. Average subordinated debt outstanding increased to $129.4 million for the three months ended September 30, 2021 from $95.0 million for the three months ended September 30, 2020 as a result of our $100.0 million issuance in the last half of 2020.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2021			2020
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$7,245,313	$84,115	4.61%	$6,062,785	$71,660	4.70%
Loans held for sale- mortgage(8)	709,654	4,687	2.62%	486,899	3,624	2.96%
Loans held for sale-commercial	108,863	1,282	4.67%	99,745	1,336	5.33%
Securities:(8)
Taxable	1,117,647	3,989	1.42%	604,557	2,286	1.50%
Tax-exempt(4)	311,151	2,546	3.25%	309,352	2,614	3.36%
Total Securities(4)	1,428,798	6,535	1.81%	913,909	4,900	2.13%
Federal funds sold and reverse repurchase agreements’	145,315	135	0.37%	88,626	19	0.09%
Interest-bearing deposits with other financial institutions	1,404,772	508	0.14%	763,251	309	0.16%
FHLB stock	28,422	157	2.19%	22,517	76	1.34%
Total interest earning assets(4)	11,071,137	97,419	3.49%	8,437,732	81,924	3.86%
Noninterest Earning Assets:
Cash and due from banks	107,263			69,788
Allowance for credit losses	(144,652)			(144,991)
Other assets(3)	881,314			816,759
Total noninterest earning assets	843,925			741,556
Total assets	$11,915,062			$9,179,288
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,937,273	$2,298	0.31%	$1,626,067	$2,194	0.54%
Money market(5)	2,997,595	2,322	0.31%	2,179,128	3,589	0.66%
Savings deposits	439,470	60	0.05%	309,689	58	0.07%
Customer time deposits(5)	1,200,760	1,840	0.61%	1,334,829	4,817	1.44%
Brokered and internet time deposits(5)	32,009	76	0.94%	60,327	(85)	(0.56)%
Time deposits	1,232,769	1,916	0.62%	1,395,156	4,732	1.35%
Total interest-bearing deposits	7,607,107	6,596	0.34%	5,510,040	10,573	0.76%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	40,437	20	0.20%	37,309	51	0.54%
Federal Home Loan Bank advances	—	—	—%	249,457	406	0.65%
Subordinated debt(6)	129,395	1,565	4.80%	95,048	1,222	5.11%
Other borrowings	1,547	8	2.05%	15,015	47	1.25%
Total other interest-bearing liabilities	171,379	1,593	3.69%	396,829	1,726	1.73%
Total Interest-bearing liabilities	7,778,486	8,189	0.42%	5,906,869	12,299	0.83%
Noninterest bearing liabilities:
Demand deposits	2,596,650			2,050,084
Other liabilities	150,632			177,329
Total noninterest-bearing liabilities	2,747,282			2,227,413
Total liabilities	10,525,768			8,134,282
FB Financial Corporation common shareholders' equity	1,389,201			1,044,913
Noncontrolling interest	93			93
Shareholders' equity	1,389,294			1,045,006
Total liabilities and shareholders' equity	$11,915,062			$9,179,288
Net interest income (tax-equivalent basis)		$89,230			$69,625
Interest rate spread (tax-equivalent basis)			3.07%			3.03%
Net interest margin (tax-equivalent basis)(7)			3.20%			3.28%
Cost of total deposits			0.26%			0.56%
Average interest-earning assets to average interesting-bearing liabilities			142.3%			142.8%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $6.4 million and $4.0 million, net accretion of $0.2 million and $0.5 million, and nonaccrual interest collections of $0.4 million and $0.7 million are included in interest income in the three months ended September 30, 2021 and 2020, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively.
(5)Includes $0.9 million of interest rate premium accretion on money market deposits, $0.4 million of interest rate premium accretion on customer time deposits and $0.1 million of interest rate premium accretion on brokered and internet deposits for the three months ended September 30, 2021. Amounts in the prior year comparable period are not significant.
(6)Includes $0 and $174 thousand of interest rate premium accretion on subordinated debt for the three months ended September 30, 2021 and 2020, respectively.
(7)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
(8)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
On a tax-equivalent basis, net interest income increased $77.5 million to $259.9 million for the nine months ended September 30, 2021 as compared to $182.4 million for the nine months ended September 30, 2020. The increase in tax-equivalent net interest income for the nine months ended September 30, 2021 was primarily driven by an increase in the volume of loans held for investment outstanding as a result of the Franklin merger, coupled with a decrease in overall cost of deposits, which declined to 0.32% for the nine months ended September 30, 2021, a 37 basis point reduction from the same period in 2020.
Interest income, on a tax-equivalent basis, was $290.1 million for the nine months ended September 30, 2021, compared to $218.4 million for the nine months ended September 30, 2020, an increase of $71.7 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $58.8 million to $250.5 million for the nine months ended September 30, 2021 from $191.7 million for the nine months ended September 30, 2020 primarily due to increased loan volume driven by growth in average loan held for investment balances of $2.00 billion.
The tax-equivalent yield on loans held for investment was 4.71%, down 30 basis points from the nine months ended September 30, 2020. The decrease in yield was primarily due to the addition of new loans which were originated in a lower interest rate environment while higher yielding loans were paid off and refinanced at lower rates. Contractual loan interest rates yielded 4.31% in the nine months ended September 30, 2021 compared with 4.65% in the nine months ended September 30, 2020. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 5 basis points higher for the nine months ended September 30, 2021 compared to 13 points higher for the same period in the prior year. Our yield on interest-earning assets decreased to 3.56% for the nine months ended September 30, 2021 from 4.22% for the nine months nine months ended September 30, 2020.
Overall, our NIM, on a tax-equivalent basis, decreased to 3.19% for the nine months ended September 30, 2021 from 3.53% for the nine months ended September 30, 2020, driven by the sustained low interest rate environment and change in balance sheet mix, partially attributable to our acquisition of Franklin and impact of excess liquidity carried on our balance sheet. The components of our loan yield, a key driver to our net interest margin for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021		2020
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$229,105	4.31%	$178,056	4.65%
Origination and other loan fee income (2)	19,945	0.37%	9,441	0.25%
(Amortization) accretion on purchased loans	(127)	—%	3,080	0.08%
Nonaccrual interest collections	1,623	0.03%	1,101	0.03%
Total loan yield	$250,546	4.71%	$191,678	5.01%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
(2)Includes $0.8 million and $1.4 million of loan contractual interest and $3.1 million and $1.5 million of loan fees related to PPP loans for the nine months ended September 30, 2021 and 2020, respectively.
Accretion on purchased loans lowered the NIM by less than 1 basis point and contributed 6 basis points to the NIM for the nine months ended September 30, 2021 and 2020, respectively. The decrease in accretion is due to the continued impact of purchase accounting resulting from our mergers, which can fluctuate based on volume of early pay-offs. Excluding PPP loans, our NIM would have been 5 and 6 basis points higher for the nine months ended September 30, 2021 and 2020, respectively.
Interest expense was $30.2 million for the nine months ended September 30, 2021, a decrease of $5.8 million as compared to the nine months ended September 30, 2020. The decrease was largely attributed to a reduction of interest rates on customer time deposits partially offset by an increase in volume on interest-bearing checking deposits and subordinated debt. Interest expense on customer time deposits decreased to $6.9 million for the nine months ended September 30, 2021 from $16.0 million for the nine months ended September 30, 2020. The primary driver of decrease was due to the average rate on customer time deposits, which decreased 99 basis points from 1.71% for the nine months ended September 30, 2020 to 0.72% for the nine months ended September 30, 2021. The decrease in interest expense from customer deposits was partially offset by an increase in interest expense on interest-bearing checking of $1.9 million and subordinated debt of $3.8 million associated with the increase in volume from our $100.0 million subordinated note offering and additional subordinated notes acquired from Franklin.
Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$7,111,240	$250,546	4.71%	$5,112,130	$191,678	5.01%
Loans held for sale-mortgage(8)	695,056	13,925	2.68%	353,540	8,561	3.23%
Loans held for sale-commercial	152,802	5,065	4.43%	33,491	1,336	5.33%
Securities:(8)
Taxable	975,886	10,652	1.46%	537,427	7,961	1.98%
Tax-exempt (4)	323,034	7,806	3.23%	247,674	6,703	3.62%
Total Securities (4)	1,298,920	18,458	1.90%	785,101	14,664	2.49%
Federal funds sold and reverse repurchase agreements	128,504	196	0.20%	82,089	274	0.45%
Interest-bearing deposits with other financial institutions	1,481,939	1,423	0.13%	520,858	1,585	0.41%
FHLB stock	30,527	470	2.06%	18,547	282	2.03%
Total interest earning assets (4)	10,898,988	290,083	3.56%	6,905,756	218,380	4.22%
Noninterest Earning Assets:
Cash and due from banks	137,934			64,150
Allowance for credit losses	(157,910)			(101,005)
Other assets (3)	896,042			738,866
Total noninterest earning assets	876,066			702,011
Total assets	$11,775,054			$7,607,767
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$2,904,387	$8,005	0.37%	$1,287,684	$6,090	0.63%
Money market deposits(7)	2,958,864	8,753	0.40%	1,661,867	9,739	0.78%
Savings deposits	407,183	170	0.06%	261,058	178	0.09%
Customer time deposits(7)	1,288,348	6,892	0.72%	1,245,324	15,952	1.71%
Brokered and internet time deposits(7)	37,347	521	1.87%	32,610	91	0.37%
Time deposits	1,325,695	7,413	0.75%	1,277,934	16,043	1.68%
Total interest bearing deposits	7,596,129	24,341	0.43%	4,488,543	32,050	0.95%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	34,807	77	0.30%	32,215	158	0.66%
Federal Home Loan Bank advances	—	—	—%	249,818	1,525	0.82%
Subordinated debt(6)	155,704	5,725	4.92%	52,459	2,042	5.20%
Other borrowings	2,997	21	0.94%	12,671	219	2.31%
Total other interest-bearing liabilities	193,508	5,823	4.02%	347,163	3,944	1.52%
Total interest-bearing liabilities	7,789,637	30,164	0.52%	4,835,706	35,994	0.99%
Noninterest bearing liabilities:
Demand deposits	2,477,454			1,698,618
Other liabilities	163,257			149,987
Total noninterest-bearing liabilities	2,640,711			1,848,605
Total liabilities	10,430,348			6,684,311
FB Financial Corporation common shareholders' equity	1,344,613			923,456
Noncontrolling interest	93			—
Shareholders' equity	1,344,706			923,456
Total liabilities and shareholders' equity	$11,775,054			$7,607,767
Net interest income (tax-equivalent basis)		$259,919			$182,386
Interest rate spread (tax-equivalent basis)			3.04%			3.23%
Net interest margin (tax-equivalent basis) (5)			3.19%			3.53%
Cost of total deposits			0.32%			0.69%
Average interest-earning assets to average interest-bearing liabilities			139.9%			142.8%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Loan fees of $19.9 million and $9.4 million, net (amortization) accretion of $(0.1) million and $3.1 million, and nonaccrual interest collections of $1.6 million and $1.1 million are included in interest income for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes investments in premises and equipment, OREO,, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $2.3 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

(6)Includes $0.4 million and $0.2 million of accretion on subordinated debt fair value mark for the nine months ended September 30, 2021 and 2020, respectively.
(7)Includes $2.8 million and $0 of interest rate premium accretion on money market deposits, $1.9 million and $0.9 million on customer time deposits and $0.4 million and $0.3 million on brokered and internet time deposits for the nine months ended September 30, 2021 and 2020, respectively.
(8)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.

Rate/volume analysis

The tables below present the components of the changes in net interest income for the three and nine months ended September 30, 2021 and 2020. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$13,729	$(1,274)	$12,455
Loans held for sale - residential	1,471	(408)	1,063
Loans held for sale - commercial	107	(161)	(54)
Securities available-for-sale and other securities:
Taxable	1,831	(128)	1,703
Tax Exempt(2)	15	(83)	(68)
Federal funds sold and reverse repurchase agreements	53	63	116
Time deposits in other financial institutions	232	(33)	199
FHLB stock	33	48	81
Total interest income(2)	17,471	(1,976)	15,495
Interest-bearing liabilities:
Interest-bearing checking	1,026	(922)	104
Money market(3)	634	(1,901)	(1,267)
Savings deposits	18	(16)	2
Customer time deposits(3)	(205)	(2,772)	(2,977)
Brokered and internet time deposits(3)	(67)	228	161
Securities sold under agreements to repurchase and federal funds purchased	2	(33)	(31)
Federal Home Loan Bank advances	(406)	—	(406)
Subordinated debt(4)	415	(72)	343
Other borrowings	(70)	31	(39)
Total interest expense	1,347	(5,457)	(4,110)
Change in net interest income(2)	$16,124	$3,481	$19,605
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $6.4 million and $4.0 million, accretion of $0.2 million and $0.5 million and nonaccrual interest collections of $0.4 million and $0.7 million are included in interest income for the three months ended September 30, 2021 and 2020, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0.9 million of interest rate premium accretion on money market deposits, $0.4 million of interest rate premium accretion on customer time deposits and $0.1 million of interest rate premium accretion on brokered and internet deposits for the three months ended September 30, 2021. Amounts in the prior year comparable period are not significant.
(4)Includes $0 and $0.2 million of interest rate premium accretion on subordinated debt for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$70,433	$(11,565)	$58,868
Loans held for sale - residential	6,842	(1,478)	5,364
Loans held for sale - commercial	3,955	(226)	3,729
Securities available-for-sale and other securities:
Taxable	4,786	(2,095)	2,691
Tax Exempt(2)	1,821	(718)	1,103
Federal funds sold and reverse repurchase agreements	71	(149)	(78)
Time deposits in other financial institutions	923	(1,085)	(162)
FHLB stock	184	4	188
Total interest income(2)	89,015	(17,312)	71,703
Interest-bearing liabilities:
Interest bearing checking	4,456	(2,541)	1,915
Money market deposits(4)	3,837	(4,823)	(986)
Savings deposits	61	(69)	(8)
Customer time deposits(4)	230	(9,290)	(9,060)
Brokered and internet time deposits(4)	66	364	430
Securities sold under agreements to repurchase and federal funds purchased	6	(87)	(81)
Federal Home Loan Bank advances	(1,525)	—	(1,525)
Subordinated debt(3)	3,796	(113)	3,683
Other borrowings	(68)	(130)	(198)
Total interest expense	10,859	(16,689)	(5,830)
Change in net interest income(2)	$78,156	$(623)	$77,533
(1) Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for loan losses). Loan fees of $19.9 million and $9.4 million, (amortization) accretion of $(0.1) million and $3.1 million, and nonaccrual interest collections of $1.6 million and $1.1 million, are included in interest income for the nine months ended September 30, 2021 and 2020, respectively.
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3) Includes $0.4 million and $0.2 million of accretion on subordinated debt fair value mark for the nine months ended September 30, 2021 and 2020, respectively.
(4) Includes $2.8 million and $0 of interest rate premium accretion on money market deposits, $1.9 million and $0.9 million on customer time deposits and $0.4 million and $0.3 million on brokered and internet time deposits for the nine months ended September 30, 2021 and 2020, respectively.

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
Three months ended September 30, 2021 compared to three months ended September 30, 2020
We recognized a reversal of provision for credit losses on loans held for investment for the three months ended September 30, 2021 of $2.8 million as compared to an expense of $45.8 million for the three months ended September 30, 2020, which included $53.2 million of expense related to our acquisition of Franklin during the previous period partially offset by improved forecasts associated with our legacy loan HFI portfolio contributing to a $7.3 million reversal in required credit reserve. The current period reversal resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given an improvement in economic outlook and forecasts. Although the portfolio benefited from improving economic forecasts during the three months ended September 30, 2021, there is much uncertainty surrounding the impact of the COVID-19 pandemic and the Delta variant, which may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses. These evaluations weighed the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, among other factors. See further discussion under the subheading "Allowance for credit losses."
The Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. As such, the Company recorded a provision for credit losses on unfunded commitments of $0.3 million for the three months ended September 30, 2021 compared to $9.6 million for the three months ended September 30, 2020.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
We recognized a reversal of provision for credit losses on loans held for investment for the nine months ended September 30, 2021 of $27.3 million as compared to a expense of $97.8 million for the nine months ended September 30, 2020. The reversal in total provision for credit losses was primarily the result of improving economic forecasts allowing for a reduction of our reserves, as discussed above. The sharp decrease in the current period when compared with the nine months ended September 30, 2020 is primarily the result of our acquisition activity, namely Farmers National and Franklin, and the impact of applying CECL on the acquired loan portfolios on their respective acquisition dates.
Additionally, the Company recorded a release to the provision for credit losses on unfunded commitments of $2.9 million for the nine months ended September 30, 2021 compared to a provision of $13.1 million for the nine months ended September 30, 2020.
As of September 30, 2021 and 2020, we determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three and nine months ended September 30, 2021 and 2020.

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
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Mortgage banking income	$45,384	$84,686	$136,215	$189,599
Service charges on deposit accounts	2,612	2,162	7,217	6,583
ATM and interchange fees	4,868	3,913	14,590	10,653
Investment services and trust income	2,511	1,828	7,518	4,893
Gain from securities, net	51	583	278	618
Gain (loss) on sales or write-downs of other real estate owned	2,005	(1,505)	2,478	(1,368)
Gain (loss) from other assets	177	226	162	(156)
Other	1,398	5,133	6,578	10,395
Total noninterest income	$59,006	$97,026	$175,036	$221,217
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Noninterest income amounted to $59.0 million for the three months ended September 30, 2021, a decrease of $38.0 million, or 39.2%, as compared to $97.0 million for the three months ended September 30, 2020. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments (IRLCs) at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $45.4 million and $84.7 million for the three months ended September 30, 2021 and 2020, respectively.
During the three months ended September 30, 2021, the Bank’s mortgage operations had sales of $1,535.9 million which generated a sales margin of 2.55%. This compares to $1,770.0 million and 4.32% for the three months ended September 30, 2020. The industry benefited greatly from declining interest rates during the three months ended September 30, 2020, causing an increase in interest rate lock commitment volume, which has slowed in the three months ended September 30, 2021 across the industry. Mortgage banking income from gains on sale and related fair value changes decreased to $40.2 million during the three months ended September 30, 2021 compared to $86.6 million for the three months ended September 30, 2020. Total interest rate lock volume decreased $406.8 million, or 16.8%, during the three months ended September 30, 2021 over the same period in the previous year.
Our mortgage banking business is directly impacted by the interest rate environment, increased regulations, consumer demand, economic conditions, and investor demand for mortgage production. Mortgage production, especially refinance activity, declines in rising interest rate environments. Our interest rate lock volume during three months ended September 30, 2021 was composed of 66.1% refinancing activity compared with 76.1% during the same period in the previous year. We continue to see margin compression and reduced volumes due to excess capacity in the industry, refinance fatigue and a shortage of housing in our markets. Our interest rate lock volume is expected to be materially and adversely impacted by rising interest rates and housing shortage, and we expect to see further declines in refinance activity within the mortgage industry when rates rise.
Income from mortgage servicing of $7.5 million and $5.5 million for three months ended September 30, 2021 and 2020, respectively, was partially offset by losses on changes in fair value of MSRs and related hedging activity of $2.4 million and $7.4 million in the three months ended September 30, 2021 and 2020, respectively.

The components of mortgage banking income for three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(in thousands)	2021	2020
Mortgage banking income:
Origination and sales of mortgage loans	$39,210	$76,506
Net change in fair value of loans held for sale and derivatives	1,002	10,084
Change in fair value on MSRs	(2,367)	(7,440)
Mortgage servicing income	7,539	5,536
Total mortgage banking income	$45,384	$84,686
Interest rate lock commitment volume by line of business:
Consumer direct	$1,085,180	$1,453,238
Retail	926,723	965,434
Total	$2,011,903	$2,418,672
Interest rate lock commitment volume by purpose (%):
Purchase	33.9%	23.9%
Refinance	66.1%	76.1%
Mortgage sales	$1,535,897	$1,770,043
Mortgage sale margin	2.55%	4.32%
Closing volume	$1,617,508	$1,932,450
Outstanding principal balance of mortgage loans serviced	$10,633,805	$9,101,007
Net gains from sales or write-downs of other real estate owned during the three months ended September 30, 2021 amounted to $2.0 million compared with a loss during the three months ended September 30, 2020 amounting to $1.5 million. This change was a result of specific sales and valuation transactions of other real estate. The gain in the current period was primarily the result of sale of one of our branch locations, which had been vacated as a result of consolidating locations following our acquisitions.
Other noninterest income for the three months ended September 30, 2021 decreased $3.7 million to $1.4 million compared with $5.1 million for the three months ended September 30, 2020. This includes gains and losses associated with our commercial loans held for sale portfolio of $0.7 million for the three months ended September 30, 2021 compared with $1.9 million for the three months ended September 30, 2020. Other noninterest income during the three months ended September 30, 2021 also included a $1.5 million loss on the cancellation of an interest rate swap associated with a loan HFI that was resolved during the period.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Noninterest income amounted to $175.0 million for the nine months ended September 30, 2021, a decrease of $46.2 million, or 20.9%, as compared to $221.2 million for the nine months ended September 30, 2020. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income was $136.2 million and $189.6 million for the nine months ended September 30, 2021 and 2020, respectively, representing a 28.2% decrease year-over-year.
During the nine months ended September 30, 2021, our mortgage operations had sales of $4,789.5 million which generated a gain on sales margin of 3.06%. This compares to $4,406.9 million and 3.46% for the nine months ended September 30, 2020. The decrease in gain on sales margin is a result of capacity in the industry and compressing margins. The industry benefited greatly from declining interest rates in 2020, causing a sharp increase in interest rate lock commitment volume. It is anticipated that sales will slow in the last quarter of 2021 with seasonal decline in activity as housing inventory remains low in many of our markets. Mortgage banking income from gains on sale and related fair value changes increased to $125.7 million during the nine months ended September 30, 2021 compared to $200.5 million for the nine months ended September 30, 2020. Total interest rate lock volume decreased $1,076.1 million, or 15.9%, during the nine months ended September 30, 2021 compared to the previous year. The volume mix of refinances and purchases also shifted during nine months ended September 30, 2021 to 63.7% refinance volume compared with 78.1% during the same period in the previous year.
Income from mortgage servicing of $21.3 million and $15.7 million for nine months ended September 30, 2021 and 2020, respectively, was offset by declines in fair value of MSRs and related hedging activity of $10.8 million and $26.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The components of mortgage banking income for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Mortgage banking income
Origination and sales of mortgage loans	$146,538	$152,411
Net change in fair value of loans held for sale and derivatives	(20,806)	48,067
Change in fair value on MSRs	(10,775)	(26,546)
Mortgage servicing income	21,258	15,667
Total mortgage banking income	$136,215	$189,599
Interest rate lock commitment volume by line of business:
Consumer direct	$2,948,530	$4,248,741
Retail	2,726,956	2,502,817
Total	$5,675,486	$6,751,558
Interest rate lock commitment volume by purpose (%):
Purchase	36.3%	21.9%
Refinance	63.7%	78.1%
Mortgage sales	$4,789,476	$4,406,932
Mortgage sale margin	3.06%	3.46%
Closing volume	$4,926,390	$4,739,497
Outstanding principal balance of mortgage loans serviced	$10,633,805	$9,101,007

ATM and interchange fees increased $3.9 million to $14.6 million during the nine months ended September 30, 2021 as compared to $10.7 million for the nine months ended September 30, 2020. This increase is attributable to our growth in deposits and increased volume of transactions, which is partially attributed to our acquisitions completed in 2020. Though we have not yet experienced a decline, our interchange fee income is expected to decline beginning the second half of 2022 as a result of the Durbin amendment, which limits interchange fees banking institutions with asset sizes greater than $10 billion are permitted to charge.
Net gains from sales or write-downs of other real estate owned during the nine months ended September 30, 2021 amounted to $2.5 million compared with a loss during the nine months ended September 30, 2020 amounting to $1.4 million. This change was a result of specific sales and valuation transactions of other real estate during the respective periods. The gain in the current period was primarily the result of sale of one of our branch locations, which had been vacated as a result of consolidating locations following our acquisitions.
Other noninterest income for the nine months ended September 30, 2021 decreased $3.8 million to $6.6 million compared with $10.4 million for the nine months ended September 30, 2020. This includes gains associated with our commercial loans held for sale portfolio of $1.3 million for the nine months ended September 30, 2021 compared with $1.9 million for the million for the nine months ended September 30, 2020. Other noninterest income during the nine months ended September 30, 2021 also included a $1.5 million loss on the cancellation of an interest rate swap associated with a loan HFI that was resolved during the period.
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

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Salaries, commissions and employee benefits	$62,818	$67,676	$189,756	$166,556
Occupancy and equipment expense	5,979	4,892	17,184	13,166
Legal and professional fees	2,177	1,917	6,701	5,427
Data processing	2,595	2,994	7,456	8,229
Merger costs	—	20,730	—	25,366
Amortization of core deposit and other intangibles	1,344	1,417	4,178	3,825
Advertising	4,200	2,256	10,012	7,236
Other expense	15,894	16,210	47,378	37,425
Total noninterest expense	$95,007	$118,092	$282,665	$267,230

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Noninterest expense decreased by $23.1 million during the three months ended September 30, 2021 to $95.0 million as compared to $118.1 million in the three months ended September 30, 2020. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 66.1% and 57.3% of total noninterest expense in the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, salaries and employee benefits expense decreased $4.9 million, or 7.2%, to $62.8 million as compared to $67.7 million for the three months ended September 30, 2020. This decrease was mainly driven by a decrease of $16.9 million in salaries and commissions in the Mortgage segment during the three months ended September 30, 2021 from the same period in 2020, reflective of the slowdown in production during the current period. This decrease was partially offset by increases in salaries and employee benefits expenses in our Banking segment from the addition of Franklin half-way through the third quarter of 2020 in addition to investment in additional revenue producers in our markets during the three months ended September 30, 2021.
Costs resulting from our equity compensation grants during the three months ended September 30, 2021 and 2020 amounted $2.9 million and $3.0 million, respectively. These grants comprise one-time restricted stock unit grants that were granted in conjunction with our 2016 IPO in addition to annual performance grants and performance stock units. During the three months ended September 30, 2021, the one-time restricted stock units granted in conjunction with the IPO vested in full and we experienced an additional $0.5 million in employer tax expense associated with this vesting. Costs related to performance-based restricted stock units granted during 2021 and 2020 amounted to $0.6 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively.
There were no merger costs for the three months ended September 30, 2021 compared to $20.7 million in merger cost for the three months ended September 30, 2020. Merger costs during the three months ended September 30, 2020 include costs associated with our acquisition of Franklin, which was completed on August 15, 2020.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Noninterest expense increased by $15.4 million during the nine months ended September 30, 2021 to $282.7 million as compared to $267.2 million in the nine months ended September 30, 2020. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 67.1% and 62.3% of total noninterest expense in the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, salaries and employee benefits expense increased $23.2 million, or 13.9%, to $189.8 million as compared to $166.6 million for the nine months ended September 30, 2020. This increase was mainly due to an increase of $22.5 million employee salaries driven by our increase in headcount as a result of our mergers and investment in additional revenue producers in our markets. Our full-time equivalent employees increased to 1,962 as of September 30, 2021 from 1,831 as of September 30, 2020.
Costs resulting from our equity compensation grants during the nine months ended September 30, 2021 and 2020 amounted to $8.1 million and $7.3 million, respectively. Additionally, during 2020 we began granting performance-based stock units, which resulted in $1.0 million and $0.6 million in expense during the nine months ended September 30, 2021 and 2020, respectively.
Occupancy and equipment expense increased $4.0 million to $17.2 million during the nine months ended September 30, 2021 as compared to $13.2 million in the nine months ended September 30, 2020. This increase is related to increased leased property and maintenance costs which increased as a result of our merger activity and additional locations.
Merger costs amounted to $25.4 million for the nine months ended September 30, 2020 related to our acquisition and conversion of Farmers National and acquisition of Franklin. There was no such merger activity during nine months ended September 30, 2021.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $10.0 million during the nine months ended September 30, 2021 to $47.4 million compared to $37.4 million during the nine months ended September 30, 2020. The increase reflects a $6.0 million increase in software licenses and maintenance fees, a $2.0 million increase in mortgage servicing expenses and a $1.3 million increase in regulatory fees and other costs associated with our growth, including the impact of our 2020 acquisitions.
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
Our efficiency ratio was 64.4% and 65.3% for the three and nine months ended September 30, 2021, respectively, and 71.2% and 66.5% for the three and nine months ended September 30, 2020, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 64.7% and 65.4% for the three and nine months ended September 30, 2021, respectively, and 57.4% and 59.5% for the three and nine months ended September 30, 2020, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Return on equity and assets
The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year ended December 31,
	2021	2020	2021	2020	2020
Return on average total assets	1.51%	(0.24)%	1.61%	0.32%	0.75%
Return on average shareholders' equity	12.9%	(2.13)%	14.1%	2.61%	6.58%
Dividend payout ratio	11.8%	(77.4)%	11.3%	56.4%	22.8%
Average shareholders’ equity to average assets	11.7%	11.4%	11.4%	12.1%	11.5%

As previously discussed, during the three and nine months ended September 30, 2021, we recognized net reversals in our provisions for credit losses of $2.5 million and $30.2 million, respectively, which contributed to an improvement in return on average total assets of 1.51% and 1.61% for the three and nine months ended September 30, 2021, respectively. This compares to provisions for credit losses of $55.4 million and $110.9 million for the three and nine months ended September 30, 2020, which resulted in a return on average assets of (0.24)% and 0.32%, respectively. Our return on average shareholders’ equity was 12.9% and 14.1% for the three and nine months ended September 30, 2021, respectively, as compared to (2.13)% and 2.61% for the three and nine months ended September 30, 2020, respectively. The onset of the COVID-19 pandemic, our acquisition of Franklin and associated increases in provision expenses led to a net loss for the three months ended September 30, 2020, which drove an unusual dividend payout ratio for that period, which is not reflective of historical payout ratios or our intentions with respect to future dividends.

Income taxes
Income tax expense was $9.7 million for the three months ended September 30, 2021 compared with income tax benefit of $2.0 million for the three months ended September 30, 2020. Our income tax expense was $38.7 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. This represents effective tax rates of 17.7% and 26.7% for the three months ended September 30, 2021 and 2020, respectively, and 21.5% and 23.4% for the nine months ended September 30, 2021 and 2020, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. Additionally, during the three and nine months ended September 30, 2021, income tax expense was further reduced by a $1.7 million tax benefit related to a change in the value of the net operating loss tax asset that was acquired from Franklin.
The Company is subject to Section 162(m), which limits the deductibility of compensation paid to certain individuals. The restricted stock unit plans that existed prior to the corporation being public vested after the reliance period as defined in the underlying Treasury Regulations. It is the Company’s policy to apply the Section 162(m) limitations to stock-based compensation, including our restricted stock unit plan, first and then followed by cash compensation. As a result of the vesting of these units and cash compensation paid to date, the Company has disallowed a portion of its compensation paid to the applicable individuals.

Financial condition
The following discussion of our financial condition compares balances as of September 30, 2021 with December 31, 2020.
Total assets
Our total assets were $11.81 billion at September 30, 2021, compared to total assets of $11.21 billion as of December 31, 2020. This increase was driven by increases in our available-for-sale debt securities portfolio and loans HFI portfolio. Available-for-sale securities grew by $0.40 billion to $1.57 billion at September 30, 2021, as compared to $1.17 billion at December 31, 2020 while loans HFI increased by $0.21 billion to $7.29 billion as of September 30, 2021 from $7.08 billion, also as of December 31, 2020.
Loan portfolio
Our loan portfolio is our most significant earning asset, comprising 61.8% and 63.2% of our total assets as of September 30, 2021 and December 31, 2020, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly rather than purchasing loan syndications and loan participations from other banks (collectively, “participated loans”). At September 30, 2021 and December 31, 2020, loans held for investment included approximately $242.4 million and $206.8 million, respectively, related to purchased participation loans. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans by type
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	As of September 30,		As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of total	Amount	% of total
Loan Type:
Commercial and industrial (1)	$1,252,425	17%	$1,346,122	19%
Construction	1,190,623	16%	1,222,220	17%
Residential real estate:
1-to-4 family	1,175,155	16%	1,089,270	15%
Line of credit	392,440	5%	408,211	6%
Multi-family	324,662	5%	175,676	2%
Commercial real estate:
Owner-Occupied	938,241	13%	924,841	13%
Non-Owner Occupied	1,695,573	23%	1,598,979	23%
Consumer and other	325,555	5%	317,640	5%
Total loans	$7,294,674	100%	$7,082,959	100%
(1)Includes $9.4 million and $212.6 million of loans originated as part of the PPP as of September 30, 2021 and December 31, 2020, respectively.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2021 and December 31, 2020, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. While most industries have been adversely impacted as a result of COVID–19, certain industries are more sensitive and for that reason present greater risk than other industries. The following presents industry loan categories considered to be “of concern” in relation to our total portfolio as of September 30, 2021 and December 31, 2020.

		Approximate % of total loans
Industry	Description of components	September 30, 2021	December 31, 2020
Retail lending	Includes non-owner occupied CRE, automobile, recreational vehicle and boat dealers, gas stations and convenience stores, pharmacies and drug stores, and sporting goods.	8.8%	8.7%
Healthcare	Includes assisted living, nursing and continuing care, medical practices, social assistance, mental health and substance abuse centers.	4.4%	4.9%
Hotel	Vast majority of hotel exposure is built around long-term successful hotel operators and strong flags located within our banking footprint.	4.6%	4.9%
Other leisure	Includes marinas, recreational vehicle parks and campgrounds, fitness and recreational sports centers, sports teams and clubs, historical sites, and theaters.	1.7%	1.7%
Transportation	Includes trucking exposure made up of truckload operators, equipment lessors to owner/operators, and local franchisees of major national trucking companies. Also includes air travel (no commercial airlines) and support and to a lesser extent, consumer charter and transportation and warehousing.	1.7%	1.6%
Restaurants	Majority made up of full service restaurants with no major concentration by operator or brand. Also includes limited service restaurants and bars.	2.2%	2.0%
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
The table below shows concentration ratios for the Bank and Company as of September 30, 2021 and December 31, 2020, which both were within the stated thresholds.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
September 30, 2021
Construction	91.2%	88.0%
Commercial real estate	247.6%	238.9%
December 31, 2020
Construction	93.1%	96.9%
Commercial real estate	228.3%	237.7%

Loan categories
The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.    We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the Coronavirus Aid, Relief and Economic Security Act. The PPP is administered by the SBA, and loans we originated as part of the PPP may be forgiven by the SBA under a set of defined rules. These federally guaranteed loans were intended to provide up to 24 weeks of payroll and other operating costs as a source of aid to small- and medium-sized businesses. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. Excluding PPP loans totaling $9.4 million and $212.6 million as of September 30, 2021 and December 31, 2020, respectively, our commercial and industrial loans comprised $1.24 billion, or 17%, and $1.13 billion, or 16%, respectively, of our loans held for investment.
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
Consumer and other loans.    Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat, manufactured homes (without real estate) and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles, manufactured homes and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio.
Loan maturity and sensitivities
The following tables present the contractual maturities of our loan portfolio as of September 30, 2021 and December 31, 2020. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments. As of September 30, 2021 and December 31, 2020, the Company had $21.8 million and $22.4 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of September 30, 2021
Commercial and industrial	$522,908	$526,038	$203,479	$1,252,425
Commercial real estate:
Owner occupied	103,522	455,111	379,608	938,241
Non-owner occupied	102,666	812,671	780,236	1,695,573
Residential real estate:
1-to-4 family	72,775	357,683	744,697	1,175,155
Line of credit	34,139	76,113	282,188	392,440
Multi-family	24,159	196,342	104,161	324,662
Construction	627,243	434,034	129,346	1,190,623
Consumer and other	35,181	78,403	211,971	325,555
Total ($)	$1,522,593	$2,936,395	$2,835,686	$7,294,674
Total (%)	20.9%	40.2%	38.9%	100.0%

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing after five years	Total
As of December 31, 2020
Commercial and industrial	$225,384	$955,847	$164,891	$1,346,122
Commercial real estate:
Owner occupied	114,993	453,426	356,422	924,841
Non-owner occupied	134,846	770,849	693,284	1,598,979
Residential real estate:
1-to-4 family	78,600	361,804	648,866	1,089,270
Line of credit	27,970	82,084	298,157	408,211
Multi-family	6,291	74,139	95,246	175,676
Construction	613,153	384,124	224,943	1,222,220
Consumer and other	29,051	77,398	211,191	317,640
Total ($)	$1,230,288	$3,159,671	$2,693,000	$7,082,959
Total (%)	17.4%	44.6%	38.0%	100.0%

For loans due after one year or more, the following tables present the sensitivities to changes in interest rates as of September 30, 2021 and December 31, 2020.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2021
Commercial and industrial	$356,146	$373,371	$729,517
Commercial real estate:
Owner occupied	564,664	270,055	834,719
Non-owner occupied	728,582	864,325	1,592,907
Residential real estate:
1-to-4 family	904,400	197,980	1,102,380
Line of credit	2,299	356,002	358,301
Multi-family	102,798	197,705	300,503
Construction	194,233	369,147	563,380
Consumer and other	275,737	14,637	290,374
Total ($)	$3,128,859	$2,643,222	$5,772,081
Total (%)	54.2%	45.8%	100.0%

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
Commercial and industrial	$577,567	$543,171	$1,120,738
Commercial real estate:
Owner occupied	534,035	275,813	809,848
Non-owner occupied	609,100	855,033	1,464,133
Residential real estate:
1-to-4 family	809,012	201,658	1,010,670
Line of credit	4,647	375,594	380,241
Multi-family	86,232	83,153	169,385
Construction	182,761	426,306	609,067
Consumer and other	267,263	21,326	288,589
Total ($)	$3,070,617	$2,782,054	$5,852,671
Total (%)	52.5%	47.5%	100.0%

The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2021 and December 31, 2020.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2021
One year or less	$553,233	$969,360	$1,522,593
One to five years	1,736,407	1,199,988	2,936,395
More than five years	1,392,452	1,443,234	2,835,686
Total ($)	$3,682,092	$3,612,582	$7,294,674
Total (%)	50.5%	49.5%	100.0%

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2020
One year or less	$321,315	$908,973	$1,230,288
One to five years	1,906,319	1,253,352	3,159,671
More than five years	1,164,298	1,528,702	2,693,000
Total ($)	$3,391,932	$3,691,027	$7,082,959
Total (%)	47.9%	52.1%	100.0%
Of the loans shown above with floating interest rates, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of September 30, 2021
Loans with current rates above floors:
1-25 bps	$60,970	24.90	$243,672	12.24	$141,287	16.76	$445,929	15.41
26-50 bps	9,214	49.68	4,127	48.14	14,643	48.02	27,984	48.58
51-75 bps	810	74.99	4,233	74.46	14,041	73.00	19,084	73.41
76-100 bps	1,416	100.00	898	95.82	2,461	97.17	4,775	97.75
101-125 bps	665	122.29	188	125.00	1,843	121.71	2,696	122.08
126-150 bps	53	150.00	11,009	134.01	2,962	146.97	14,024	136.81
151-200 bps	6,893	174.98	5,036	192.41	5,048	177.11	16,977	180.78
201-250 bps	16	250.00	266	247.49	973	237.26	1,255	240.37
251 bps and above	817	319.88	603	283.38	2,629	298.85	4,049	300.78
Total loans with current rates above floors	$80,854	46.24	$270,032	23.29	$185,887	37.16	$536,773	31.55
Loans with current rates below floors:
1-25 bps	$98,689	24.05	$89,367	18.77	$118,152	12.07	$306,208	17.89
26-50 bps	86,981	46.46	105,486	40.76	114,198	48.16	306,665	45.13
51-75 bps	125,085	72.16	85,055	69.62	104,377	67.69	314,517	69.99
76-100 bps	51,210	97.58	86,158	90.13	93,239	88.67	230,607	91.20
101-125 bps	39,256	123.99	40,511	119.12	90,057	115.80	169,824	118.49
126-150 bps	24,874	142.64	41,050	139.98	77,936	139.80	143,860	140.34
151-200 bps	30,695	187.15	53,153	179.95	76,903	173.32	160,751	178.15
201-250 bps	20,783	232.25	24,367	224.69	37,844	223.36	82,994	225.98
251 bps and above	18,782	367.88	35,450	287.51	49,458	312.13	103,690	313.81
Total loans with current rates below floors	$496,355	93.35	$560,597	98.95	$762,164	106.02	$1,819,116	100.38

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.4 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021 and December 31, 2020, we had $59.0 million and $84.2 million, respectively, in nonperforming assets. In addition to loans held for investment, nonperforming assets included commercial loans held for sale that were past due 90 days or more or not accruing interest. These nonperforming commercial loans held for sale represent a pool of shared national credits and institutional healthcare loans that were acquired during 2020 in our acquisition of Franklin and amounted to $5.6 million and $6.5 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, other real estate owned included $3.5 million and $5.7 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets included other repossessed non-real estate amounting to $0.3 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At September 30, 2021 and December 31, 2020, there were $105.1 million and $151.2 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheets as of September 30, 2021 or December 31, 2020.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of September 30,		As of December 31,
(dollars in thousands)	2021	2020	2020
Loan Type
Commercial and industrial	$3,022	$6,590	$16,335
Construction	4,908	2,214	4,626
Residential real estate:
1-to-4 family mortgage	11,925	14,204	16,393
Residential line of credit	1,269	2,141	1,996
Multi-family mortgage	50	57	57
Commercial real estate:
Owner occupied	6,239	2,194	7,948
Non-owner occupied	11,666	12,358	12,471
Consumer and other	3,948	3,891	4,630
Total nonperforming loans held for investment	43,027	43,649	64,456
Loans held for sale	5,625	12,812	6,489
Other real estate owned	10,015	12,748	12,111
Other	347	1,184	1,170
Total nonperforming assets	$59,014	$70,393	$84,226
Total nonperforming loans held for investment as a percentage of total loans held for investment	0.59%	0.61%	0.91%
Total nonperforming assets as a percentage of total assets	0.50%	0.64%	0.75%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.08%	0.08%	0.12%
Loans restructured as troubled debt restructurings	$29,645	$16,681	$15,988
Troubled debt restructurings as a percentage of total loans held for investment	0.41%	0.23%	0.23%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of September 30, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $15.4 million at September 30, 2021 as compared to $27.0 million at December 31, 2020.
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure in addition to excess facilities held for sale resulting from the consolidation of our facilities resulting from our mergers. These properties are carried at the lower of cost or fair value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to foreclosure are charged to earnings and are included in “Gain (loss) on sales or write-downs of other real estate owned” in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2021, other real estate owned included write-downs and partial liquidations of $0.1 million and $0.7 million, respectively, which combined with gains on sales of other real estate, resulted in a net gain of $2.0 million and $2.5 million, respectively. During the three and nine months ended September 30, 2020, other real estate owned included write-downs and partial liquidations of $1.6 million and $1.8 million, respectively, which combined with net gains on sales of other real estate owned, resulted in a net loss of $1.5 million and $1.4 million, respectively.

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
We have numerous customers that have experienced financial distress as a direct result of COVID-19, and in response we offered financial relief in the form of a payment deferral program to assist our customers through these unprecedented times. The majority of these modifications were consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act and did not qualify as TDRs. As of September 30, 2021 and December 31, 2020, the total amortized cost of loans deferred as part of this program that were no longer in deferral status amounted to $1.33 billion and $1.40 billion, respectively. As of September 30, 2021 and December 31, 2020, recorded balances in total loans remaining in deferral status under this program amounted to $18.0 million and $202.5 million, respectively. Additionally, we service mortgages on behalf of Fannie Mae, Freddie Mac and Ginnie Mae, and as of September 30, 2021 and December 31, 2020, approximately 2% and 6%, respectively, of customers serviced on behalf of the aforementioned companies were receiving forbearance assistance. The payment deferrals program differs from forbearance, in that all deferred payments are not normally due at the end of the deferral period. Instead, the payment due date is advanced to a future time period. Generally, interest continues to accrue on loans during the deferral period, unless the loan is on nonaccrual. Loans in deferral status are considered performing loans, and we anticipate collecting on these balances.
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

The following tables set forth information related to the credit quality of our loan portfolio as of the dates presented.

Loan type (dollars in thousands)	Pass	Special Mention	Classified	Total
As of September 30, 2021
Commercial and industrial	$1,208,918	$15,790	$27,717	$1,252,425
Construction	1,179,175	2,650	8,798	1,190,623
Residential real estate:
1-to-4 family mortgage	1,149,537	4,208	21,410	1,175,155
Residential line of credit	387,472	407	4,561	392,440
Multi-family mortgage	323,398	—	1,264	324,662
Commercial real estate:
Owner occupied	906,494	8,203	23,544	938,241
Non-owner occupied	1,641,364	15,305	38,904	1,695,573
Consumer and other	319,664	469	5,422	325,555
Total loans	$7,116,022	$47,032	$131,620	$7,294,674

Loan type (dollars in thousands)	Pass	Special Mention	Classified	Total
As of December 31, 2020
Commercial and industrial	$1,276,394	$30,382	$39,346	$1,346,122
Construction	1,207,391	6,114	8,715	1,222,220
Residential real estate:
1-to-4 family mortgage	1,055,293	9,800	24,177	1,089,270
Residential line of credit	400,206	2,653	5,352	408,211
Multi-family mortgage	175,619	—	57	175,676
Commercial real estate:
Owner occupied	866,738	31,544	26,559	924,841
Non-owner occupied	1,561,360	16,824	20,795	1,598,979
Consumer and other	305,383	5,035	7,222	317,640
Total loans	$6,848,384	$102,352	$132,223	$7,082,959

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
The allowance for credit losses was $139.4 million and $170.4 million and represented 1.91% and 2.41% of loans held for investment as of September 30, 2021 and December 31, 2020, respectively. Excluding PPP loans with a recorded investment totaling $9.4 million and $212.6 million, our ACL as a percentage of total loans held for investment would have been 0 and 7 basis points higher as of September 30, 2021 and December 31, 2020, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided the remaining PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
In addition, we evaluated changes in reasonable and supportable forecasts of macroeconomic variables during the three and nine months ended September 30, 2021, primarily due to the impact of the COVID-19 pandemic, which resulted in projected decrease in lifetime losses and overall decrease in the ACL. Specifically, we performed additional qualitative evaluations for certain categories within our loan portfolio, in line with our established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic.

We also maintain an allowance for credit losses on unfunded commitments, which decreased to $13.5 million as of September 30, 2021 from $16.4 million as of December 31, 2020, also as a result of the improving macroeconomic forecasts incorporated into our CECL loss rate model.
The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	As of September 30,		As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial and industrial	$14,838	17%	$14,748	19%
Construction	29,760	16%	58,477	17%
Residential real estate:
1-to-4 family mortgage	17,028	16%	19,220	15%
Residential line of credit	5,765	5%	10,534	6%
Multi-family mortgage	12,013	5%	7,174	2%
Commercial real estate:
Owner occupied	12,376	13%	4,849	13%
Non-owner occupied	36,406	23%	44,147	23%
Consumer and other	11,260	5%	11,240	5%
Total allowance	$139,446	100%	$170,389	100%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2021	2020	2021	2020	2020
Allowance for credit losses at beginning of period	$144,663	$113,129	$170,389	$31,139	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	—	—	—	30,888	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	—	—	—	558	558
Charge-offs:
Commercial and industrial	(2,175)	(249)	(2,812)	(1,630)	(11,735)
Construction	(1)	—	(30)	(18)	(18)
Residential real estate:
1-to-4 family mortgage	—	(8)	(149)	(373)	(403)
Residential line of credit	—	—	(18)	(21)	(22)
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	—	(95)	—	(304)	(304)
Non-owner occupied	—	(166)	—	(711)	(711)
Consumer and other	(438)	(475)	(1,634)	(1,512)	(2,112)
Total charge-offs	$(2,614)	$(993)	$(4,643)	$(4,569)	$(15,305)
Recoveries:
Commercial and industrial	$19	$757	$235	$1,652	$1,712
Construction	3	51	3	202	205
Residential real estate:
1-to-4 family mortgage	33	116	98	166	122
Residential line of credit	1	22	16	61	125
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	4	51	143	68	83
Non-owner occupied	—	—	—	—	—
Consumer and other	169	175	554	471	756
Total recoveries	$229	$1,172	$1,049	$2,620	$3,003
Net (charge-offs) recoveries	(2,385)	179	(3,594)	(1,949)	(12,302)
Provision for credit losses	(2,832)	45,834	(27,349)	97,837	94,606
Initial allowance for credit losses on loans purchased with credit deterioration	—	24,831	—	25,500	25,500
Allowance for credit losses at the end of period	$139,446	$183,973	$139,446	$183,973	$170,389
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.13)%	0.01%	(0.07)%	(0.05)%	(0.22)%
Allowance for credit losses as a percentage of loans at end of period(a)	1.91%	2.55%	1.91%	2.55%	2.41%
Allowance for credit losses as a percentage of nonperforming loans at end of period(a)	324.1%	421.5%	324.1%	421.5%	264.3%
(a) Excludes reserve for credit losses on unfunded commitments of $13.5 million, $16.1 million, and $16.4 million recorded in accrued expenses and other liabilities at September 30, 2021, September 30, 2020, and December 31, 2020, respectively.

Loans held for sale
Commercial loans held for sale
On August 15, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. The loans had a fair value of $100.5 million as of September 30, 2021 compared to $215.4 million as of December 31, 2020. The decrease is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs. This decrease also includes gains on changes in fair value amounting to $0.7 and $1.3 million for the three and nine months ended September 30, 2021, respectively, which is included in 'other noninterest income' on the consolidated statement of income. This compares to gains on changes in fair value for the three and nine months ended September 30, 2020 of $1.9 million for valuation changes from the August 15, 2020 acquisition date through September 30, 2020.

Mortgage loans held for sale
Mortgage loans held for sale were $755.2 million at September 30, 2021 compared to $683.8 million at December 31, 2020. Interest rate lock volume for the three months ended September 30, 2021 and 2020, totaled $2.01 billion and $2.42 billion, respectively, and $5.68 billion and $6.75 billion for the nine months ended September 30, 2021 and 2020, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The decrease in interest rate lock volume during the three and nine months ended September 30, 2021 reflects the slow down experienced across the industry compared with the same periods in the prior year, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. Interest rate lock commitments in the pipeline were $0.74 billion as of September 30, 2021 compared with $1.19 billion as of December 31, 2020.
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
Total deposits were $10.07 billion and $9.46 billion as of September 30, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits at September 30, 2021 and December 31, 2020 were $2.61 billion and $2.27 billion, respectively, while interest-bearing deposits were $7.46 billion and $7.18 billion at September 30, 2021 and December 31, 2020, respectively. This deposit growth includes increases of $359.0 million and $100.4 million in interest-bearing demand and savings deposits, respectively, in each case compared to December 31, 2020. This was offset by declines in customer time and brokered and internet time deposits of $216.2 million and $33.5 million, respectively, in each case as of September 30, 2021 compared to balances as of December 31, 2020. This change in deposit composition is a result of our balance sheet management and focus on replacing time deposits with less costly funding sources.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $190.6 million and $148.0 million at September 30, 2021 and December 31, 2020, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $1.66 billion at September 30, 2021, compared to $1.68 billion at December 31, 2020.
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
The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of September 30,			As of December 31,
	2021			2020
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,609,569	27%	—%	$2,274,103	24%	—%
Interest-bearing demand	2,850,795	28%	0.37%	2,491,765	26%	0.61%
Money market	2,970,959	29%	0.40%	2,902,230	30%	0.76%
Savings deposits	453,106	4%	0.06%	352,685	4%	0.08%
Customer time deposits	1,159,472	12%	0.72%	1,375,695	15%	1.52%
Brokered and internet time deposits	28,017	—%	1.87%	61,559	1%	0.90%
Total deposits	$10,071,918	100%	0.32%	$9,458,037	100%	0.62%
Customer Time Deposits
0.00-0.50%	$769,030	66%		$454,429	34%
0.51-1.00%	132,056	11%		253,883	18%
1.01-1.50%	89,805	8%		155,755	11%
1.51-2.00%	50,794	4%		169,414	12%
2.01-2.50%	50,915	5%		159,699	12%
Above 2.50%	66,872	6%		182,515	13%
Total customer time deposits	$1,159,472	100%		$1,375,695	100%
Brokered and Internet Time Deposits
0.00-0.50%	$99	—%		$—	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	595	2%		5,660	9%
1.51-2.00%	16,888	60%		42,311	69%
2.01-2.50%	4,464	17%		5,312	9%
Above 2.50%	5,971	21%		8,276	13%
Total brokered and internet time deposits	28,017	100%		61,559	100%
Total time deposits	$1,187,489			$1,437,254

The following table sets forth our time deposits segmented by months to maturity and deposit amount as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$165,543	$82,446	$247,989
Over Three to Six	145,562	89,956	235,518
Over Six to Twelve	211,529	116,172	327,701
Over Twelve	247,144	129,137	376,281
Total	$769,778	$417,711	$1,187,489

	As of December 31, 2020
(dollars in thousands)	Time deposits of $100 and greater	Time deposits of less than $100	Total
Months to maturity:
Three or less	$203,202	$123,080	$326,282
Over Three to Six	228,585	106,223	334,808
Over Six to Twelve	255,486	132,240	387,726
Over Twelve	254,672	133,766	388,438
Total	$941,945	$495,309	$1,437,254

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
The following table shows the carrying value of our total securities available-for-sale by investment type and the relative percentage of each investment type for the dates indicated:

	As of September 30,		As of December 31,
	2021		2020
(dollars in thousands)	Carrying value	% of total	Carrying value	% of total
U.S. government agency securities	$10,571	1%	$2,003	—%
Mortgage-backed securities - residential	1,210,503	77%	773,336	67%
Mortgage-backed securities - commercial	15,712	1%	21,588	2%
Municipal securities	327,239	21%	356,329	30%
U.S. Treasury securities	6,006	—%	16,628	1%
Corporate securities	2,527	—%	2,516	—%
Total securities available-for-sale	$1,572,558	100%	$1,172,400	100%
The fair value of our available-for-sale debt securities portfolio at September 30, 2021 was $1.57 billion compared to $1.17 billion at December 31, 2020. During the three months ended September 30, 2021 and 2020, we purchased $290.9 million and $154.3 million, respectively in investment securities and during the nine months ended September 30, 2021 and 2020, we purchased $645.7 million and $214.3 million in investment securities, respectively (excluding those acquired from Farmers National and merged from Franklin during the three and nine months ended September 30, 2020). The trade value of securities sold was $8.9 million during the three and nine months ended September 30, 2021 compared to $28.3 million during the three and nine months ended September 30, 2020.
During the three months ended September 30, 2021 and 2020, maturities and calls of securities totaled $68.1 million and $67.8 million, respectively, and during the nine months ended September 30, 2021 and 2020, maturities and calls of securities totaled $216.0 million and $140.2 million, respectively. As of September 30, 2021 and December 31, 2020, net unrealized gains of $14.4 million and $34.6 million, respectively, were included in the fair value of available-for-sale debt securities.

As of September 30, 2021 and December 31, 2020, the Company had $4.8 million and $4.6 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds. The change in the fair value of equity securities resulted in a net loss of $24 thousand and a net gain of $59 thousand during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the change in the fair value of equity securities resulted in a net gain of $188 thousand and $94 thousand, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our investment portfolio as of the dates indicated below:

	As of September 30,			As of December 31,
	2021			2020
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)

Treasury securities:
Maturing within one year	$6,006	0.4%	1.63%	$16,628	1.4%	1.57%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	6,006	0.4%	1.63%	16,628	1.4%	1.57%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	1,247	0.1%	1.00%	—	—%	—%
Maturing in five to ten years	9,324	0.6%	1.25%	2,003	0.2%	2.64%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	10,571	0.7%	1.10%	2,003	0.2%	2.64%
Municipal securities
Maturing within one year	10,767	0.7%	3.02%	19,034	1.6%	1.07%
Maturing in one to five years	18,890	1.2%	1.90%	24,184	2.1%	2.06%
Maturing in five to ten years	30,860	2.0%	3.36%	37,313	3.2%	2.76%
Maturing after ten years	266,722	17.0%	3.16%	275,798	23.5%	3.12%
Total obligations of state and municipal subdivisions	327,239	20.9%	3.06%	356,329	30.4%	3.07%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	4,170	0.3%	2.50%	2,975	0.3%	3.12%
Maturing in five to ten years	20,039	1.3%	2.23%	30,596	2.6%	2.47%
Maturing after ten years	1,202,006	76.3%	1.51%	761,353	64.9%	1.45%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	1,226,215	77.9%	1.53%	794,924	67.8%	1.50%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	500	—%	5.00%	500	—%	5.00%
Maturing in five to ten years	2,027	0.1%	4.19%	2,016	0.2%	4.19%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	2,527	0.1%	4.35%	2,516	0.2%	4.35%
Total investment securities	$1,572,558	100.0%	1.85%	$1,172,400	100.0%	2.29%
(1)Yields on a tax-equivalent basis.

The following table summarizes the amortized cost of debt securities classified as available-for-sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale
As of September 30, 2021
U.S. government agency securities	$10,598	$5	$(32)	$10,571
Mortgage-backed securities - residential	1,211,042	9,111	(9,650)	1,210,503
Mortgage-backed securities - commercial	15,374	368	(30)	15,712
Municipal securities	312,672	14,881	(314)	327,239
U.S. Treasury securities	5,998	8	—	6,006
Corporate securities	2,500	35	(8)	2,527
	$1,558,184	$24,408	$(10,034)	$1,572,558
As of December 31, 2020
US Government agency securities	$2,000	$3	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	21,588
Municipal securities	336,543	19,806	(20)	356,329
U.S. Treasury securities	16,480	148	—	16,628
Corporate securities	2,500	17	(1)	2,516
	$1,137,848	$35,376	$(824)	$1,172,400
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell the following day. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in the current low rate environment. Additionally, we believe it positions us more favorably for a potential rising interest rate environment in the future. Securities purchased under agreements to resell totaled $74.0 million and $0 at September 30, 2021 and December 31, 2020, respectively.
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
Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds. Borrowings can include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds, and subordinated debt. The following table sets forth our total borrowings segmented by years to maturity as of September 30, 2021:

	September 30, 2021
(dollars in thousands)	Amount	% of total	Weighted average interest rate (%)
Maturing Within:
September 30, 2022	$41,730	24%	0.20%
September 30, 2023	—	—%	—%
September 30, 2024	—	—%	—%
September 30, 2025	—	—%	—%
September 30, 2026	—	—%	—%
Thereafter	129,448	76%	4.22%
Total	$171,178	100%	3.24%

Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $41.7 million and $32.2 million at September 30, 2021 and December 31, 2020, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of September 30, 2021 and December 31, 2020, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (3.28% and 3.40% at September 30, 2021 and December 31, 2020, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (3.38% and 3.50% at September 30, 2021 and December 31, 2020, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option.
Additionally, during 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company has classified the issuance, net of unamortized issuance costs of $1.5 million and $1.8 million, as Tier 2 capital at September 30, 2021 and December 31, 2020, respectively.
We also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued by Franklin in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). During the nine months ended September 30, 2021, we redeemed the two issues of subordinated debt in full. Additionally, during the three and nine months ended September 30, 2021, we recorded accretion of a purchase accounting premium of $0.0 million and $0.4 million, respectively, as a reduction to interest expense on borrowings. There was $60.0 million related to these issuances included as Tier 2 capital as of December 31, 2020.
Other borrowings
During the first quarter of 2020, we entered into total borrowings against a credit line in the amount $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. The line of credit matured on February 21, 2021 and was repaid in full. Other borrowings on our consolidated balance sheets also includes our finance lease liability totaling $1.5 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively. See Note 6, "Leases" within the Notes to our consolidated financial statements for additional information regarding our finance lease.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of September 30, 2021 and December 31, 2020, securities with a carrying value of $1.15 billion and $0.80 billion, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, reverse repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances or other advances with the FHLB as of September 30, 2021 or December 31, 2020. There was $1.28 billion and $1.18 billion as of September 30, 2021 and December 31, 2020, respectively available to borrow against.
We also maintain lines of credit with other commercial banks totaling $345.0 million and $335.0 million as of September 30, 2021 and December 31, 2020, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines as of September 30, 2021 or December 31, 2020.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of September 30, 2021 and December 31, 2020, $127.7 million and $185.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2021, there were $6.3 million and $116.3 million, respectively, in cash dividends approved by the board for payment from the Bank to the holding company. During the three and nine months ended September 30, 2020, the board approved a quarterly dividend from the Bank to the holding company amounting to approximately $5.3 million. None of these required approval from the TDFI. Subsequent to September 30, 2021, the board approved a dividend from the Bank to the holding company for $6.3 million that also did not require approval from the TDFI.
During the three and nine months ended September 30, 2021, the Company declared and paid shareholder dividends of $0.11 per share, or $5.3 million and $0.33 per share, or $15.9 million, respectively. During the three and nine months ended September 30, 2020, the Company declared and paid dividends of $0.09 per share, or $4.3 million and $0.27 per share, or $10.2 million, respectively. Subsequent to September 30, 2021, the Company declared a quarterly dividend in the amount of $0.11 per share, payable on November 22, 2021, to stockholders of record as of November 8, 2021.

The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 initial public offering, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the nine months ended September 30, 2021, the Company paid $0.6 million under this agreement related to the secondary offering completed during the second quarter of 2021. No such expenses were incurred during the three and nine months ended September 30, 2020.
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

The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the classifications set forth in the following table. As of September 30, 2021 and December 31, 2020, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	Actual		Required for capital adequacy purposes (1)		To be well capitalized under prompt corrective action provision
(dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
September 30, 2021
Total capital (to risk weighted assets)
FB Financial Corporation	$1,400,521	14.6%	$1,005,220	10.5%	N/A	N/A
FirstBank	$1,352,956	14.2%	$1,003,252	10.5%	$955,478	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,213,432	12.7%	$813,750	8.5%	N/A	N/A
FirstBank	$1,165,867	12.2%	$812,156	8.5%	$764,382	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,213,432	10.4%	$467,369	4.0%	N/A	N/A
FirstBank	$1,165,867	10.0%	$465,817	4.0%	$582,271	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,183,432	12.4%	$670,147	7.0%	N/A	N/A
FirstBank	$1,165,867	12.2%	$668,835	7.0%	$621,061	6.5%
December 31, 2020
Total capital (to risk weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	$1,353,279	14.9%	$951,327	10.5%	$906,026	10.0%
Tier 1 capital (to risk weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	$1,142,548	12.6%	$770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	$1,142,548	10.5%	$435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 (CET1)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	$1,142,548	12.6%	$634,218	7.0%	$588,917	6.5%
(1) Minimum ratios presented exclude the capital conservation buffer.
U.S. Basel III measures capital strength in three tiers and incorporates risk-adjusted assets to determine the risk-based capital ratios. Our common equity tier 1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities and derivative instruments, net of tax. Tier 1 capital is primarily comprised of common equity Tier 1 capital and included junior subordinated debentures with a carrying value of $30.0 million as of September 30, 2021 and December 31, 2020. Tier 2 capital components include a portion of the allowance for credit losses in excess of Tier 1 statutory limits and our remaining combined trust preferred security debt issuances.
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

Capital Expenditures
As of September 30, 2021, we do not have any planned material capital expenditures over the next twelve months.
Shareholders’ equity
Our total shareholders’ equity was $1.40 billion at September 30, 2021 and $1.29 billion at December 31, 2020. Book value per share was $29.36 at September 30, 2021 and $27.35 at December 31, 2020, respectively. The growth in shareholders’ equity during 2021 was primarily attributable to earnings retention, partially offset by changes in accumulated other comprehensive income, declared dividends and activity related to equity-based compensation.
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
Change in interest rates	Net interest income (1)
	Year 1		Year 2
	September 30,	December 31,	September 30,	December 31,
(in basis points)	2021	2020	2021	2020
+400	40.2%	46.8%	54.4%	52.3%
+300	29.7%	34.8%	40.5%	39.1%
+200	20.5%	22.8%	28.0%	26.1%
+100	10.4%	10.7%	14.5%	12.9%
-100	(6.23)%	(3.80)%	(9.29)%	(6.80)%
-200	(8.17)%	(3.80)%	(11.5)%	(6.80)%

	Percentage change in:
Change in interest rates	Economic value of equity (2)
	September 30,	December 31,
(in basis points)	2021	2020
+400	5.61%	40.0%
+300	5.68%	32.8%
+200	5.61%	24.2%
+100	3.81%	13.2%
-100	(8.16)%	(6.40)%
-200	(17.9)%	(6.29)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of September 30, 2021 and December 31, 2020 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should continue to mitigate some of this pressure in the near term.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020, except as provided in the Company's Prospectus Supplement that was filed with the SEC on June 9, 2021.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2021:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2021	—	$—	—	$100,000,000
August 1 - August 31, 2021	10,954	39.79	10,954	99,563,842
September 1 - September 30, 2021	—	—	—	99,563,842
Total	10,954	$39.79	10,954	99,563,842
(1) On February 18, 2021, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The repurchase plan expires on March 31, 2022. The repurchase plan will be conducted pursuant to a written plan that is intended to comply with Rule 10b-18 promulgated under the Exchange Act.

ITEM 6—EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.
EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Charter of FB Financial Corporation (incorporated by reference as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210), filed on September 6, 2016)

3.2
Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) Filed on November 14, 2016)

4.1
Registration Rights Agreement by and between FB Financial Corporation and James W. Ayers, dated September 15, 2016 (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

10.1
Employment Agreement by and among FB Financial Corporation, FirstBank, and Christopher T. Holmes, dated July 31, 2021 (incorporated by reference as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-37875) filed on August 6, 2021)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
November 8, 2021	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Keith Rainwater
November 8, 2021	Keith Rainwater Chief Accounting Officer (Principal Accounting Officer)