Form 10-K
period 2021-12-31
FB Financial Corp
filed 2022-02-25
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37875
_____________________________________________________________
FB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
______________________________________________________________

Tennessee	62-1216058
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
211 Commerce Street, Suite 300 Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 564-1212
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1,325,489,775, based on the closing sale price of $37.32 per share as reported on the New York Stock Exchange.
The number of shares of registrant’s Common Stock outstanding as of February 23, 2022 was 47,563,875.
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Annual Report on Form 10-K for the years ended December 31, 2021, 2020, and 2019 (this "Report"), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

ABA	American Bankers Association	FHLMC	Federal Home Loan Mortgage Corporation
ACB	American City Bank	FNMA	Federal National Mortgage Association
ACL	Allowance for credit losses	FTE	Full time equivalent
AFS	Available-for-sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset Liability Management Committee	GNMA	Government National Mortgage Association
AMLA	Anti-Money Laundering Act of 2020	IPO	Initial public offering
ANPR	Advance Notice of Proposed Rulemaking	IRC	Internal Revenue Code
AOCI	Accumulated other comprehensive income	IRLC	Interest rate lock commitment
ASC	Accounting Standard Codification	JOBS Act	Jumpstart Our Business Startups Act
ASU	Accounting Standard Update	LIBOR	London Interbank Offered Rate
BHCA	Bank Holding Company Act of 1956	LRA	Lender Risk Act
CAA	Consolidated Appropriations Act	LTIP	Long-term incentive plan
CARES	Coronavirus Aid, Relief, and Economic Security Act	MBS	Mortgage‑backed securities
CBT	Clayton Bank and Trust	MPP	Mortgage Purchase Program
CECL	Current expected credit losses	MSA	Metropolitan statistical areas
CEO	Chief Executive Officer	MSR	Mortgage servicing rights
CET1	Common Equity Tier 1	NIM	Net interest margin
CFPB	Consumer Financial Protection Bureau	NIST	National Institute of Standards and Technology
CIBCA	Change in Bank Control Act	NWGB	Northwest Georgia Bank
CIP	Customer identification program	NYSE	New York Stock Exchange
CMA	Cash management advances	OCC	Office of the Comptroller of the Currency
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OFAC	Office of Foreign Assets Control
COVID-19	Coronavirus pandemic	OREO	Other real estate owned
CPR	Conditional prepayment rate	PCD	Purchased credit deteriorated
CRA	Community Reinvestment Act	PCI	Purchased credit impaired
CRE	Commercial real estate	PPPLF	Paycheck Protection Program Liquidity Facility
DIF	Deposit Insurance Fund	PPP	Paycheck Protection Program
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PSU	Performance-based restricted stock units
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act	REIT	Real estate investment trust
EMC	Emergency Management Committee	ROAA	Return on average total assets
EPS	Earnings per share	ROAE	Return on average shareholders' equity
ESPP	Employee Stock Purchase Plan	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	ROU	Right-of-use
FASB	Financial Accounting Standards Board	RSU	Restricted stock units
FBIN	FirstBank Investments of Nevada, Inc.	SBA	Small Business Administration
FBIT	FirstBank Investments of Tennessee, Inc.	SDN List	Specially Designated Nationals and Blocked Persons
FBPC	FirstBank Preferred Capital, Inc.	SEC	U.S. Securities and Exchange Commission
FBRM	FirstBank Risk Management	SOFR	Secured overnight financing rate
FDIC	Federal Deposit Insurance Corporation	TDFI	Tennessee Department of Financial Institutions
Federal Reserve	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
FHLB	Federal Home Loan Bank

Cautionary note regarding forward-looking statements
This Annual Report contains certain forward-looking statements that are not historical in nature and may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” and “forecasts” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) the ongoing effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and the emergence of new variants, and its impact on general economic and financial market conditions and on the Company’s business and the Company’s customers' business, results of operations, asset quality and financial condition, (3) ongoing public response to the vaccines that were developed against the virus as well as the decisions of governmental agencies with respect to vaccines, including recommendations related to booster shots and requirements that seek to mandate that individuals receive or employers require that their employees receive the vaccine, (4) those vaccines' efficacy against the virus, including new variants, (5) changes in government interest rate policies and its impact on the Company’s business, net interest margin, and mortgage operations, (6) the Company’s ability to effectively manage problem credits, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (8) difficulties and delays in integrating acquired businesses or fully realizing costs savings, revenue synergies and other benefits from future and prior acquisitions, (9) the Company’s ability to successfully execute its various business strategies, (10) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (11) the potential impact of the proposed phase-out of LIBOR or other changes involving LIBOR, (12) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (13) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (14) general competitive, economic, political, and market conditions.
The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” included in this Annual Report. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the company.

PART I
ITEM - 1. Business
In this Annual Report, the terms "we," "our," "ours," "us," "FB Financial," and "the Company" refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned subsidiaries, including our state-chartered consolidated banking subsidiary, "FirstBank" or "the Bank," unless the context indicates that we refer only to the parent company, FB Financial Corporation.
Overview
FB Financial Corporation is a bank holding company designated as a financial holding company. We are headquartered in Nashville, Tennessee. Our wholly-owned bank subsidiary, FirstBank, is the third largest Tennessee-headquartered bank, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, Alabama, Southern Kentucky, and North Georgia. As of December 31, 2021, our footprint included 82 full-service bank branches and several other limited service banking, ATM and mortgage loan production locations serving the Tennessee metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Florence and Huntsville, Alabama and Bowling Green, Kentucky. The Bank also operates in 16 community markets. The Company also provides mortgage banking services utilizing its bank branch network and mortgage banking offices located throughout the southeastern United States in addition to its national internet delivery channel. As of December 31, 2021, we had total assets of $12.60 billion, loans held for investment of $7.60 billion, total deposits of $10.84 billion, and total common shareholders’ equity of $1.43 billion.
Throughout our history, we have steadfastly maintained a community banking approach of personalized relationship-based service, which is delivered locally through experienced bankers in each market. As we have grown, maintaining this relationship-based approach utilizing local, talented and experienced bankers in each market has been an integral component of our success. Our bankers utilize their local knowledge and relationships to deliver timely solutions to our clients. We empower these bankers by giving them local decision making authority supplemented by appropriate risk management. In our experience, business owners and operators prefer to deal with decision makers, and our banking model is built to place the decision maker as close to the client as possible. We have designed our operations, technology, and centralized risk oversight processes to specifically support our operating model. We deploy this operating model universally in each of our markets, regardless of size. We believe we have a competitive advantage in our markets versus both smaller community banks and larger regional and national banks. Our robust offering of products, services and capabilities differentiate us from community banks, and our significant local market knowledge, client service level and the speed with which we are able to make decisions and deliver our services to customers differentiate us from larger regional and national banks.
We seek to leverage our operating model by focusing on profitable growth opportunities across our footprint, both in high-growth metropolitan markets and in stable community markets. As a result, we are able to strategically deploy our capital across our markets to take advantage of those opportunities that we believe provide the greatest certainty of profitable growth and highest returns.
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when an experienced banker and entrepreneur partnered to acquire Farmers State Bank with a focus on growing the Bank. In 1988, Farmers State Bank purchased the assets of First National Bank of Lexington, Tennessee and changed the name to FirstBank, forming the foundation of our current franchise. In 1990, James W. Ayers became FirstBank's sole shareholder and remained the sole shareholder until our initial public offering in September 2016. The Bank grew from a community bank with only $14 million in assets in 1984 to the third largest bank headquartered in Tennessee, based on total assets of $12.60 billion at December 31, 2021.
From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, those markets did not become a significant strategic focus until we implemented our current strategy in the Nashville metropolitan statistical area in 2012. The successful implementation of this strategy, along with strategic acquisitions, resulted in growing Nashville into our largest market with 45% of our total deposits as of June 30, 2021. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama, which was converted to a full service branch in 2019. During 2020, we expanded into the Bowling Green, Kentucky MSA with our acquisition of FNB Financial Corp. in addition to increasing our Nashville MSA market share through our acquisition of Franklin Financial Network, Inc. During 2021, we expanded our banking division into Central Alabama with hiring of additional experienced senior bankers in Birmingham. As a result of this evolution and focus on continuous organic growth, we operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
Mergers and acquisitions
On September 18, 2015, the Bank completed its acquisition of Northwest Georgia Bank, a bank headquartered in Ringgold, Georgia, pursuant to the Agreement and Plan of Merger dated April 27, 2015 by and between the Bank and NWGB. The Company acquired NWGB in a $1.5 million cash purchase. NWGB was merged with and into the Bank, with the Bank as the surviving entity. As of September 18, 2015, the estimated fair value of loans acquired and deposits assumed as a result of the merger was $78.6 million and $246.2 million, respectively.
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
On April 5, 2019, the Bank acquired 11 Tennessee and three Georgia branch locations from Atlantic Capital Bank, N.A., ("the Branches") further increasing market share in existing markets and expanding the Company's footprint into new locations. Under the terms of the agreement, the Bank assumed $588.9 million in deposits for a premium of 6.25% and acquired $374.4 million in loans at 99.32% of principal outstanding.
On February 14, 2020, the Company acquired FNB Financial Corp. and its wholly-owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The transaction added four branches and expanded the Company's footprint into Kentucky. Under the terms of the agreement, the Company acquired total assets of $258.2 million, loans of $182.2 million and assumed total deposits of $209.5 million. Farmers National shareholders received 954,797 shares of the Company's common stock as consideration in connection with the merger, in addition to $15.0 million in cash consideration.
On August 15, 2020, the Company completed its largest merger to date with Franklin Financial Network, Inc. and its wholly-owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion in a transaction valued at $477.8 million, which included the issuance of 15,058,181 shares of the Company's common stock. The transaction added a new subsidiary to the Company, FirstBank Risk Management, which provides risk management services to the Company in the form of enhanced insurance coverages. It also added a new subsidiary to the Bank, FirstBank Investments of Tennessee, Inc., which provides investment services to the Bank. FBIT has a wholly-owned subsidiary, FirstBank Investments of Nevada, Inc. to provide investment services to FBIT. FBIN has a controlling interest in a subsidiary, FirstBank Preferred Capital, Inc., which serves as a real estate investment trust, to allow the Bank to sell real estate loans to the REIT to obtain a tax benefit.
See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.

Our markets
Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of Alabama, North Georgia and Kentucky.

Top Metropolitan Markets(2)						Top Community Markets(2)
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	6	24	4,869	5.5%	47.7%	Lexington	1	6	354	52.0%	3.5%
Knoxville	6	6	998	4.2%	9.8%	Tullahoma	1	4	272	13.4%	2.7%
Chattanooga	6	8	785	5.7%	7.7%	Morristown	6	2	209	9.2%	2.0%
Jackson	3	7	534	13.1%	5.2%	Dalton	7	3	199	6.2%	2.0%
Bowling Green	7	5	246	5.8%	2.4%	Huntingdon	2	5	158	24.2%	1.5%
Memphis	27	4	238	0.6%	2.3%	Paris	3	2	150	16.1%	1.5%
Huntsville	18	1	73	0.6%	0.7%	Cookeville	8	1	149	4.2%	1.5%

(1)Source: SNL Financial. Market data is as of June 30, 2021 and is presented on a pro forma basis for announced acquisitions since June 30, 2021.
(2)Source: Company data and S&P Global Market Intelligence
Market characteristics and mix.
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
Our core client profile across our footprint includes small businesses, corporate clients and owners, and investors of commercial real estate. We target business clients with substantial operating history. Our typical business client would keep business deposit accounts with us, and we would look to provide banking services to the owners and employees of the business as well. We also have an active consumer lending business that includes deposit products, mortgages, home equity lines and small consumer finance loans. We continuously strive to build deeper relationships by actively cross-selling incremental products to meet the banking needs of our clients.
The following tables show our deposit market share ranking among banks in Tennessee as of June 30, 2021 (the most recent date where such information is publicly available). Of the 10 largest banks in the state based on total deposits, six are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon National Corp. (TN)	Memphis, TN	142	31.7	14.9
2	Regions Financial Corp. (AL)	Birmingham, AL	201	24.5	11.5
3	Pinnacle Financial Partners (TN)	Nashville, TN	51	20.5	9.7
4	Bank of America Corporation (NC)	Charlotte, NC	58	19.1	9.0
5	Truist Financial Corp. (NC)	Charlotte, NC	130	18.7	8.8
6	FB Financial Corp (TN)	Nashville, TN	77	9.4	4.4
7	U.S. Bancorp (MN)	Minneapolis, MN	68	5.0	2.4
8	Simmons First National Corp. (AR)	Pine Bluff, AR	48	4.3	2.0
9	Fifth Third Bancorp (OH)	Cincinnati, OH	40	3.7	1.7
10	United Community Banks Inc. (GA)	Blairsville, GA	32	3.3	1.6
Source: S&P Global Market Intelligence and Company reports as of June 30, 2021 adjusted for pending and completed acquisitions as of June 30, 2021.
Our business strategy
Our overall business strategy is comprised of the following core strategies.
Enhance market penetration in metropolitan markets.    In recent years, we have successfully grown our franchise in the Nashville MSA by executing our community bank growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch presence; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and sophisticated range of products provides us with a competitive advantage over the smaller community banks in the Nashville MSA and our other MSAs. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market with approximately 5.5% market share, based on pro forma deposits as of June 30, 2021. We intend to continue to efficiently increase our market penetration through organic growth and strategic acquisitions.
Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets and we have implemented these strategies in additional markets across our footprint. In Knoxville and Chattanooga, we have achieved top 10 deposit market shares through our acquisitions of Northwest Georgia Bank, the Clayton Banks, and the branches from Atlantic Capital Bank and continued strong organic growth in those markets. In the Memphis and Birmingham MSAs, our banking model has attracted strong leadership teams in the past two years.
Pursue opportunistic acquisitions.    While most of our growth has been organic, we have completed 13 acquisitions in the past 25 years. We pursue acquisitions that enhance market penetration, possess strong core deposits, are accretive to earnings per share while minimizing tangible book value dilution, and meet our internal return targets. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition throughout our footprint as well as in attractive contiguous markets in the coming years due to industry trends, such as compliance and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 115 banks with total assets of less than $5 billion, and in the contiguous states of Alabama, Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 475 banks with under $5 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.

Improve efficiency by leveraging technology and consolidating operations.    We have invested significantly in our bankers, infrastructure and technology in recent years, which we believe has created a scalable platform that will support future growth across all of our markets. Our bankers and branches, especially in the metropolitan markets, continue to scale in size, and we believe there is capacity to grow our business without adding significantly to our branch network. The Company is a founding member of the USDF Consortium formed in early 2022 which will foster exploration of opportunities to utilize blockchain and bank-issued digital dollars technology to streamline peer-to-peer financial transactions while maintaining regulatory and legislative support. We plan to continue to invest, as needed, in our technology and business infrastructure to support our future growth and increase operating efficiencies. We intend to leverage these investments to consolidate and centralize our operations and support functions while protecting our decentralized client service model.
Develop niche banking and noninterest income opportunities.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income. We have a strong mortgage platform with both a traditional retail delivery channel as well as an online direct to consumer, Consumer Direct, channel. Additionally, we have successfully expanded our fee-based business to include more robust treasury management, trust and investment services and capital markets revenue streams. We intend to continue emphasizing these business lines which we believe serve as strong customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.
Risk management
General
Our operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, information security/cyber risk, third-party risk, operational risk, strategic risk and reputational risk. Our risk culture is supported by investments in the right people and technologies to protect our business. Our board of directors, through its Risk Committee, is ultimately responsible for overseeing risk management of the Company. We have a Chief Risk Officer who oversees risk management across our business. Our board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including credit, legal, IT, audit, compliance, capital markets, credit review, information security and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.
Our credit policies support our goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. We maintain a risk management infrastructure that includes local authority, centralized policymaking and a strong system of checks and balances under the direction of our Chief Credit Officer. The fundamental principles of our credit policy and procedures are to maintain credit quality standards, which enhance our long-term value to our clients, associates, shareholders and communities. Our loan policies provide our bankers with a sufficient degree of flexibility to permit them to deliver responsive and effective lending solutions to our clients while maintaining appropriate credit quality. Furthermore, our bankers and associates are hired for the long-term and they are incented to focus on long-term credit quality. Since lending represents credit risk exposure, the board of directors and its duly appointed committees seek to ensure that the Bank maintains appropriate credit quality standards. We have established management oversight committees to administer the loan portfolio and monitor credit risk. These committees include our ACL Committee and Corporate Credit Risk Committee and they meet at least quarterly to review the lending activities.
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
Loan approval process
The loan approval process at the Bank is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. Our localized decision making is reinforced through a centralized review process supported by technology that monitors credits to ensure compliance with our credit policies. Our loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to our individual bankers, market presidents, regional presidents, credit officers, senior management and credit committees. For the year ended December 31, 2021, the board of directors established the maximum lending limits at each level and our senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. Beginning in the first quarter of 2022, the Credit Risk Committee will assume the responsibility for establishing and reviewing maximum lending limits. We believe that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for our market presidents, regional presidents, credit officers, senior management and credit committees allows us to provide prompt and appropriate responses to our clients while still allowing for the appropriate level of oversight.
As a relationship-oriented lender, rather than transaction-oriented lender, a majority of our loans HFI are made to borrowers or relationships located or operating in our market area. This provides us with a better understanding of their business, creditworthiness and the economic conditions in their market and industry. Furthermore, our associates are held accountable for all of their decisions, which effectively aligns their incentives to reflect appropriate risk management.
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
The board of directors reviews and approves any amendments to the credit policy, monitors loan portfolio trends and credit trends, and loan reviews. Beginning in the first quarter of 2022, these responsibilities will shift to the Credit Risk Committee. The Credit Risk Committee approves loan transactions that exceed management authorized thresholds as set forth in our credit policy. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the Bank’s senior management. We believe that our loan approval process provides for thorough internal controls, underwriting, and decision making.
Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our regulatory capital. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of bank funds. It is also intended to safeguard bank’s depositors by diversifying the risk of potential loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2021, the Bank’s legal lending limits were approximately $182.1 million (15%) and $303.4 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
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
Our comprehensive risk management framework and risk identification is a continuous process and occurs at both the transaction level and the portfolio level. While our local bankers and associates support our day-to-day risk practices, management seeks to identify interdependencies and correlations across portfolios and lines of business that may amplify risk exposure through a thorough centralized review process. Risk measurement helps us to control and monitor risk levels and is based on the sophistication of the risk measurement tools used to reflect the complexity and levels of assumed risk. We monitor risks and ensure compliance with our risk policies by timely reviewing risk positions and exceptions. This monitoring process ensures that management’s decisions are implemented for all geographies, products and legal entities with overview by the appropriate committees.
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
The Risk Committee of the board of directors approved policies that set operational standards and risk limits, and any changes required approval by the Risk Committee. Management is responsible for the implementation, integrity and maintenance of our risk management systems ensuring the directives are implemented and administered in compliance with the approved policy. Our Chief Risk Officer supervises the overall management of our risk management program, reports to the Chief Executive Officer and yet also retains independent access to the Risk Committee of the board of directors.
Credit risk management
Credit risk management is a key component of our risk management program. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to our credit policies as required, and we also track and address technical exceptions.
Each relationship manager has the primary responsibility for appropriately risk rating each loan that is made. In addition, our credit administration department is responsible for the ongoing monitoring of loan portfolio performance through the review of ongoing financial reports, credit quality reports, relationship manager reports, audit reviews and exception reporting and concentration analysis. This monitoring process also includes an ongoing review of loan risk ratings. Management and monitoring of our allowance for credit losses is performed by our ACL Committee. We have a Chief Credit Officer responsible for maintaining the integrity of our portfolio within the parameters of the credit policy. We utilize a risk grading system that enables management to differentiate individual loan quality and forecast future profitability and portfolio loss potential. Beginning in the first quarter of 2022, the Credit Risk Committee of the board of directors now has the authority to approve credit policies and risk limits.
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
We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms. The results from internal and external loan reviews are made available to the Risk Committee of the board of directors to ensure independence and objectivity. The examinations performed by the loan review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each review, the loan review department provides management and the board of directors with a report that summarizes the findings of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.
We monitor the levels of delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. We believe that we are well reserved for losses resulting from our non-performing assets.
Liquidity and interest rate risk management
Our liquidity planning framework is focused on ensuring the lowest cost of funding available and planning for unpredictable funding circumstances. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding sources, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2021.
Funding structure as of December 31, 2021

Sub debt 1.0%
Customer repurchase agreements 0.3%
Equity capital (no AOCI included) 11.5%
Brokered & internet TD 0.2%
Customer deposits 87.0%

In addition, we monitor our liquidity risk by adopting policies to define potential liquidity problems, reviewing and maintaining an updated contingency funding plan and providing a prudent capital structure consistent with our credit standing and plans for strategic growth.
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
Cyber Security
The Company has implemented a comprehensive set of information security policies, standards, and related trainings that every employee is required to review, acknowledge, and/or complete in connection with the employee’s onboarding process at the time they are hired. Each employee is required to formally review and understand any changes to these policies and standards and complete additional training on at least an annual basis. These policies, standards, and trainings address, but are not limited to, the following topics: data privacy and security, password protection, internet use, computer equipment and software use, e-mail use, risks associated with social engineering, and best-practices and safety.
The Company’s information security practices and risks are reviewed annually by our internal audit team and our external auditors in connection with our annual audit process. Our Risk Committee is responsible for overseeing the Company’s information security risk and is updated by the Chief Information Security Officer and/or Chief Risk Officer on a quarterly basis or as necessary. Unless circumstances require otherwise, our board of directors is provided an information security update on an annual basis. The Company does adhere to and implement NIST guidelines and utilizes the ABA cyber profile to annually evaluate our information security practices and risks. The results of those annual evaluations are provided to and monitored by the FDIC. The Company also maintains coverage under a cyber security insurance policy. Levels of coverage are reviewed periodically to ensure alignment with the organizations risk appetite.
Competition
We conduct our core banking operations primarily in Tennessee and surrounding states and compete in the commercial banking industry solely through our wholly-owned banking subsidiary, FirstBank. The banking industry is highly competitive, and we experience competition in our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, online mortgage lenders, online deposit banks, digital banking platforms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Furthermore, our markets have grown increasingly competitive in recent years with a number of banks entering these market, with a primary focus on the metropolitan markets. We believe this trend will continue as banks look to gain a foothold in these growing markets. This trend will result in greater competition primarily in our metropolitan markets. However, we firmly believe that our market position and client-focused operating model enhance our ability to attract and retain clients.
See “Our markets” in this section above for a further discussion of the markets we compete in and the competitive landscape in these markets.
Human capital
At FB Financial, we value our associates, because our associates are FirstBank. They do the work; they serve our communities and they build relationships with our customers. As of December 31, 2021, the Company employed 1,962 full-time equivalent associates with an average tenure of six years of service.
Culture
We pride ourselves on our culture which cultivates the talents of our associates helping them give more and get more out of their jobs than they thought possible. At FirstBank, our vision is to:
•Deliver trusted solutions to our customers;
•Provide a great place to work for our associates;
•Invest in our communities; and
•Provide superior long-term returns for our shareholders.
We also pride ourselves in our values, which we aspire to live by every day:
•One Team, One Bank
•Do The Right Thing
•Commitment to Excellence
•Exist For the Customer
•Treat People With Respect
•Enjoy Life
In 2021, FirstBank has been named one of Middle Tennessee’s Top Workplaces by The Tennessean for the seventh year in a row. FirstBank meets high standards for a healthy workplace culture as ranked by its own employees. We have also been named as one of the Best Banks to Work For in America by American Banker Magazine.
Diversity, Equity, and Inclusion
Providing a great place to work includes our commitment to diversity, equity, and inclusion. In 2020, we chartered an internal Diversity Council to begin work in 2021. The Diversity Council focuses on educating our associates on inclusion, encouraging them to see differences as opportunities to diversify our workforce, and increasing involvement in our diverse communities. The Diversity Counsel oversees our “All In” Employee Resource Groups or ERGs. FirstBank ERGs provide a safe place where people who identify as belonging to a certain demographic group – or who consider themselves allies to that group – can speak openly with others who share similar perspectives to provide awareness and education to the FirstBank family. In 2021 we began the planning of the first “All In” ERG meetings that will take place in 2022. Our All In ERGs will serve as networks for associates to share their unique perspectives – while advancing FirstBank’s diversity, equity and inclusion strategies and position in our local markets. Inclusive groups that collaborate across regions will enable associates to share ideas, grow professionally and connect with colleagues who have similar interests. All In ERG priorities align with the Company’s values and all are open to every associate.
As a result of our commitment to diversity and Inclusion, in 2021, 20.5% of our externally hired associates were representative of ethnic minority groups, a 6% improvement since 2019.
Recruitment, Talent Development, and Retention
In 2021, we continued to grow our Talent Advantage program established in 2020 by launching Learning Advantage. These programs have been developed to give FirstBank associates opportunities to grow, develop and explore career opportunities that are interesting to them right within our own organization. We implemented more structured recruiting procedures and strengthened our internal application process, resulting in 18% of jobs filled with internal talent. Given the value we place on our associates, we believe that developing talent is one of the most important and profitable things we can do.
Compensation
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
In 2021 we implemented an enhanced paid time off policy to allow associates more time off and more flexibility to use paid time away from work as well as adding a personal leave of absence plan. In addition, through our FirstBank Give More Program, we added paid volunteer hours to allow our associates to participate in activities supporting community organizations in their local areas. New ancillary benefits were offered to increase associate choice and plans were enhanced to raise coverage where possible, all while maintaining a near 75% employer contribution rate. In addition, we implemented a Flex Work Program to enhance associate productivity and work-life balance.
COVID-19
The COVID-19 pandemic allowed us the opportunity to demonstrate our commitment to the health and safety of our associates, customers, and communities. Since March of 2020 the Company's Emergency Management Committee, a board-appointed committee comprised of senior managers charged with making critical decisions during emergencies or disasters, and CEO have monitored the development of the COVID-19 pandemic and the CEO has continued his commitment to communicate to all associates to inform them on the Company’s actions and provide transparency and encouragement as the pandemic evolves. Throughout 2021, the prevalence and necessity of remote work has continued for our associates. For those associates who work in the office, we have established protocols designed to mitigate the risk of community spread of the virus and continue to monitor our policies and protocols for remote and non-remote associates to ensure the health and safety of our associates, customers, and communities.
Information technology systems
During 2021, significant technology efforts continued to ensure smooth operations with both on-site and remote work forces in response to the pandemic. Key technology initiatives included introducing Enterprise Workflow and Process Automation technologies, resulting in the automation of numerous tasks and reduction of person-hours, in support of improved customer experience. The selection and implementation of an industry-leading digital loan origination workflow platform to support our commercial loan lifecycle management was also initiated in 2021, with goals to automate the loan approval process, and to gain efficiencies in underwriting and loan administration.
Additionally, we selected and implemented a robust services platform to expand our Third Party Risk Management processes, documentation and data through automation and vendor support in 2021. Throughout the year we continued investments supporting technology security by upgrading our entire ATM fleet, updating our desktop virtualization technology, and expanding network resiliency across the footprint of the company.
In 2022, we plan to complete a new loan origination system implementation, and continue to focus on security, efficiency and customer experience improvements through automation and technology advancement.
The announcement of FirstBank as a founding member of the USDF Consortium formed in early 2022 will foster exploration of opportunities to utilize blockchain and bank-issued digital dollars to streamline peer-to-peer financial transactions while maintaining regulatory and legislative support.

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
General
The U.S. financial services and banking industry is highly regulated. The bank regulatory framework, involving the supervision, regulation, and examination of the Bank by bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our capital stock.
Federal and state banking laws and regulations affect virtually all of our operations. Statutes, regulations and policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, buy-back stock or distribute capital; and our ability to engage in mergers, acquisitions and other strategic initiatives. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Changes are difficult to predict and could have significant effects on our business.
Regulatory Framework
The Company is subject to regulation and supervision by multiple regulatory bodies. As a registered bank holding company, we are subject to ongoing regulation, supervision, and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by the bank holding company.
As a Tennessee state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to ongoing regulation, supervision, and examination by the FDIC and the Bank's state banking regulator, the Tennessee Department of Financial Institutions.
The Bank’s deposits are insured by the deposit insurance fund of the FDIC up to applicable legal limits. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including the Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of the Bank. The FDIC has the power to terminate the Bank’s deposit insurance if it determines the Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event the Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound conditions or other financial distress. In a receivership, the claims of the Bank’s depositors (and those of the FDIC as subrogee of the Bank) would have priority over other general unsecured claims against the Bank.
The Company is also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. The Company’s common stock is listed on the New York Stock Exchange under the trading symbol “FBK” and, therefore, is subject to the rules of the NYSE for listed companies.
The Dodd-Frank Act
As a result of the Dodd-Frank Act, the regulatory framework under which the Company operates has changed. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing issues including, among others, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, lending limits, mortgage lending practices, registration of investment advisers and changes among the bank regulatory agencies. In particular, portions of the Dodd-Frank Act that affected us and the Bank include, but are not limited to:
•The Consumer Financial Protection Bureau. The CFPB is a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services and supervisory authority over banks with more than $10 billion in assets. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to FirstBank's business. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive, and abusive practices. The Company's asset size passed $10 billion during the third quarter of 2020 and as such, there has been an increase to our overall regulatory compliance costs for the year ended December 31, 2021.

•Mortgage lending activities. The Dodd-Frank Act imposed new duties on mortgage lenders, including a duty to determine the borrower's ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.
•Executive compensation and corporate governance. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). As of December 31, 2021, we are subject to the say-on-pay and say-on-golden-parachute requirements and other corporate governance rules, such as the requirement for an independent compensation committee and the requirement for all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.
•Interchange Fees. The Dodd-Frank Act included provisions (known as the "Durbin Amendment"), which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets. On December 2, 2020, the Federal Register issued "Temporary Asset Thresholds" interim final rule, giving relief to institutions that may have experienced temporary balance sheet growth above one or more regulatory thresholds. FirstBank was granted relief under this rule and as such, will become subject to the interchange fee restrictions in the second half of 2022.
The Company is currently not subject to stress testing reporting requirements under the Economic Growth, Regulatory Relief and Consumer Protection Act due to asset size not exceeding $100 billion. The Company will continue to perform certain stress tests internally and incorporate the economic models and information developed through our testing into our risk management and business planning activities.
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
The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of the bank holding company or any of its bank subsidiaries.
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
Under the BHCA, and if “well capitalized” and “well managed”, as defined under the BHCA and implementing regulations, we or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well-capitalized and well-managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for at least three years.
In July 2021, an executive order was issued on competition, which included provisions relating to bank mergers. These provisions “encourage” the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers.
Bank holding company obligations to bank subsidiaries
Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. As a result, we could be required to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. These situations include guaranteeing the compliance of an "undercapitalized" bank with its obligations under a capital restoration plan, as described further under "Bank regulation: Capitalization levels and prompt corrective action" below. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank's depositors and perhaps to other creditors of the bank. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.
Restrictions on bank holding company dividends
The ability of the Company or the Bank to pay dividends, repurchase stock and make other capital distributions is limited by regulatory capital rules and other aspects of the regulatory framework. The Federal Reserve's policy regarding dividends is that a bank holding company should not declare or pay a cash dividend that would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company's dividends if:
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
Under the U.S. Basel III Capital Rules, Tier 1 Capital is defined to include two components: common equity Tier 1 Capital and additional Tier 1 Capital. The highest form of capital, Common Equity Tier 1 Capital, consists solely of common stock plus related surplus, retained earnings, accumulated other comprehensive income, and minority interests in the equity accounts of consolidated subsidiaries.
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
The U.S. Basel III Capital Standards require certain deductions from or adjustments to capital. As a result, deductions from CET1 Capital are required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company; the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions are required from different levels of capital. The U.S. Basel III Capital Rules also increased the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain underwriting requirements must be risk-weighted at 150% rather than the current 100%.
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
AOCI is presumptively included in CET1 Capital and often would operate to reduce this category of capital. The U.S. Basel III Capital Rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which we elected. The rules also have the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in CET1 Capital, equity exposures, and claims on securities firms, which are used in the denominator of the three risk-based capital ratios.
The U.S. Basel III Capital Rules also make important changes to the “prompt corrective action” framework discussed below in “Bank regulation: Capitalization levels and prompt corrective action.”
Restrictions on affiliate transactions
See “Bank regulation: Restrictions on transactions with affiliates” below.
Change in control
We are a bank holding company regulated by the Federal Reserve. Subject to certain exceptions, the Change in Bank Control Act and its implementing regulations require that any individual or company acquiring “control” of a bank or bank holding company, either directly or indirectly, give the Federal Reserve 60 days’ prior written notice of the proposed acquisition. If within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition, extended the period for an additional period up to 90 days or requested additional information, the acquisition may proceed. An acquisition may be made before expiration of the disapproval period if the Federal Reserve issues written notice that it intends not to disapprove the acquisition. Acquisition of 25 percent or more of any class of voting securities constitutes control, and it is generally presumed for purposes of the CIBCA that the acquisition of 10 percent or more of any class of voting securities would constitute the acquisition of control, although such a presumption of control may be rebutted.
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
Furthermore, under the BHCA and its implementing regulations, and subject to certain exceptions, any company would be required to obtain Federal Reserve approval prior to obtaining control of a bank or bank holding company. The Federal Reserve issued a final rule on January 31, 2020, effective April 1, 2020, that clarified and codifies the Federal Reserve’s standards for determining whether one company has control over another. Specifically, the final rule established tiered presumptions of control as detailed in the table below. The final rule provides clarity for circumstances where a company acquires less than 25% of any class of voting securities; control continues to exist in circumstances where a company directly or indirectly owns, controls or has power to vote 25% or more of any class of voting securities or control in any manner the election of a majority of the directors or trustees of the other company. There is a presumption of non-control for any holder of less than 5% of any class of voting securities, assuming none of the generally applicable presumptions are triggered.

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
As a state-chartered banking institution in the State of Tennessee, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of the Bank’s clients. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the FDICIA generally prohibits insured state-chartered institutions from conducting activities as principal that are not permitted for national banks. The Bank is also subject to various requirements and restrictions under federal and state law, including but not limited to requirements to maintain reserves against deposits, lending limits, limitations on branching activities, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.
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
As of December 31, 2021, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.
It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.
Brokered deposits
In December 2020, the FDIC issued a final rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and generally reduces the scope of deposits that would be classified as brokered, which most directly affects banks rated as “adequately capitalized” or “undercapitalized”. The final rule became effective on April 1, 2021, with an extended compliance date of January 1, 2022. Compliance with the final rule did not have an impact to our classification of brokered deposits.

Bank reserves
The Federal Reserve imposes reserve requirements on certain types of deposits and other liabilities of depository institutions. The Federal Reserve Board determined to reduce the reserve requirement ratios to zero percent effective March 26, 2020 in light of the shift to an ample reserves regime. The interim final rule was adopted as a final rule without change in February 2021.
Bank dividends
The FDIC prohibits any distribution that would result in the bank being “undercapitalized” (<4% leverage ratio, <4.5% CET1 Risk-Based ratio, <6% Tier 1 Risk-Based ratio, or <8% Total Risk-Based ratio). Tennessee law places restrictions on the declaration of dividends by state-chartered banks to their shareholders, including, but not limited to, that the board of directors of a Tennessee-chartered bank may only make a dividend from the surplus profits arising from the business of the bank, and may not declare dividends in any calendar year that exceeds the total of its retained net income of that year combined with its retained net income of the preceding two (2) years without the prior approval of the TDFI commissioner. Furthermore, the FDIC and the TDFI also have authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.
Insurance of accounts and other assessments
The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005. Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like Bank, is based on the level of perceived risk incurred in its activities. The Bank's deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays deposit insurance assessments to the FDIC to be insured by the DIF. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution's most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank's deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters, the assessment rate increases compared to institutions at lower average asset levels. In addition, for large institutions, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank's capital level and supervisory ratings and certain financial measures to assess an institution's ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, the PPPLF and MMLF. Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institution's deposit insurance assessment. The final rule also provides an offset to an institution's total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF. Further, on October 20, 2020, the FDIC issued a final rule to allow institutions that experienced temporary growth, from participation in the PPPLF and/or MMLF, to determine whether they are subject to the requirements of Part 363 of the FDIC's regulations (which imposes annual audit and reporting requirements on insured depository institutions with $500 million or more in consolidated total assets) for fiscal years ending in 2021 based on the consolidated assets of December 31, 2019.
Restrictions on transactions with affiliates
The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank, and, in our case, includes, among others, the Company as well as our former Chairman, James W. Ayers and the companies he controls. Accordingly, transactions between the Bank, on the one hand, and the Company or Mr. Ayers or any of his affiliates, on the other hand, will be subject to a number of restrictions, including restrictions relating to extensions of credit, contracts, leases and purchases or sale of assets. Such restrictions and limitations prevent the Company or Mr. Ayers or his affiliates from borrowing from the Bank unless the loans are secured by specified collateral of designated amounts. Furthermore, such secured loans by the Bank to the Company or Mr. Ayers and his affiliates are limited, individually, to ten percent (10%) of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to twenty percent (20%) of the Bank’s capital and surplus.
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
Community Reinvestment Act
The CRA and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay, block or impose conditions on the transaction. The Bank received a satisfactory rating on its most recent CRA assessment.
In December 2019, the FDIC and the OCC jointly proposed rules that would significantly change existing CRA regulations. The proposed rules were intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021. The FDIC has not finalized the revisions to its proposed CRA rule. In September 2020, the Federal Reserve Board issued an ANPR that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program as part of the Bank’s anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each client. To make this determination, among other things, the financial institution must collect certain information from clients at the time they enter into the client relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all clients must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.
Likewise, the U.S. Department of the Treasury’s OFAC is responsible for helping to ensure that United States entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders and Acts of Congress. Currently, OFAC administers and enforces comprehensive U.S. economic sanctions programs against certain specified countries/regions. In addition to the country/region-wide sanctions programs, OFAC also administers complete embargoes against individuals and entities identified on OFAC’s list of Specially Designated Nationals and Blocked Persons. The SDN List includes thousands of parties that are located in many jurisdictions throughout the world, including in the United States and Europe. The Bank is responsible for determining whether any potential and/or existing clients appear on the SDN List or are owned or controlled by a person on the SDN List. If any client appears on the SDN List or is owned or controlled by a person or entity on the SDN List, such client’s account must be placed on hold and a blocking or rejection report, as appropriate and if required, must be filed within 10 business days with OFAC. In addition, if a client is a citizen of, has provided an address in, or is organized under the laws of any country or region for which OFAC maintains a comprehensive sanctions program, the Bank must take certain actions with respect to such clients as dictated under the relevant OFAC sanctions program. The Bank must maintain compliance with OFAC by implementing appropriate policies and procedures and by establishing a recordkeeping system that is reasonably appropriate to administer the Bank’s compliance program. The Bank has adopted policies, procedures and controls to comply with the BSA, the USA PATRIOT Act and OFAC regulations.
In January 2021, the Anti-Money Laundering Act of 2020, which amends the BSA, was enacted. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
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
Federal Home Loan Bank system
The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.

As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Cincinnati under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2021, the Bank was in compliance with this requirement.
Privacy and data security
The Bank is subject to regulations implementing the privacy protection provisions of GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties.
The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.
In November 2021, the federal bank agencies approved a final rule that places reporting requirements on banks and banking service providers that experience cybersecurity incidents. Under the new rule, banks must report these incidents within 36 hours to federal regulator. In addition, banks are required to inform customers of any computer security incidents lasting more than four hours. This rule goes into effect starting April 1, 2022, and banks are required to be in compliance by May 1, 2022.
Consumer laws and regulations
The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and installment financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. We are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those referenced above.
In particular, fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, the HUD, and other regulators. Fair lending laws include ECOA and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Failure to comply with these and similar statutes and regulations can result in the Company becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.
The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a MOU entered into between the CFPB and the DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations; however, as a result of recent leadership changes at the DOJ and CFPB, as well as changes in the enforcement policies and priorities of each agency, the extent to which such coordination will continue to occur in the near term is uncertain. As an independent bureau funded by the Federal Reserve Board, the CFPB may impose requirements that are more stringent than those of the other bank regulatory agencies.
As an insured depository institution with total assets of more than $10 billion, the Bank is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result, the Bank operates in a stringent consumer compliance environment and may incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation. The CFPB, other financial regulatory agencies, including the Federal Reserve, as well as the DOJ, have, over the past several years, pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.
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
Available Information
Our website address is www.firstbankonline.com. We file or furnish to the Securities Exchange and Commission Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and annual reports to shareholders, and from time to time, amendments to these documents and other documents called for by the SEC. The reports and other documents filed with or furnished to the SEC are available to investors on or through our website at https://investors.firstbankonline.com under the heading “Stock & Filings” and then under “SEC Filings.” These reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with the SEC.
In addition to our website, the SEC maintains an internet site that contains our reports, proxy and information statements and other information we file electronically with the SEC at https://www.sec.gov.
ITEM 1A - Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including, but not limited to, the material risks described below. Many of these risks are beyond our control although efforts are made to manage and mitigate those risks while simultaneously optimizing operational and financial results. The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.
In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary note regarding forward-looking statements” included in this Annual Report.
CREDIT AND LOAN RISK
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
We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. In addition, we record a reserve for unfunded commitments, considering the same items included in the allowance for credit losses with the addition of expected funding. Management’s determination of the appropriateness of the allowance and reserve for unfunded commitments is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses and/or the reserve for unfunded commitments. The model is sensitive to changes in macroeconomic forecasts and incorporates management judgment. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
In addition, bank regulators periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2021, approximately 82% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.
We are subject to lending concentration risks.
As of December 31, 2021, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 36%; commercial and industrial - 17%; and construction - 17%. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.
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
Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally and specifically in the state of Tennessee, the principal market in which we conduct business. A deterioration in economic conditions in our primary market areas could result in increased loan delinquencies, foreclosures, and write-downs of asset values, lower demand for our products and services, reduced low cost or noninterest-bearing deposits, and intangible asset impairment. Additionally, difficult market conditions may lead to a deterioration in the value of the collateral for loans made by us, especially real estate, which could reduce our customers' ability to repay outstanding loans and reduce the value of assets associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include increased industry regulation and downward pressures on our stock price.
We conduct our banking operations primarily in Tennessee. As of December 31, 2021, approximately 75% of our loans and approximately 83% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.
Any regional or local economic downturn that affects Tennessee or existing or prospective borrowers, depositors or property values in this area may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.
Changes in interest rates could adversely effect on our results of operations and financial condition.
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
Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability. Additionally, changes in interest rates can adversely affect the origination of mortgage loans held for sale and resulting mortgage banking revenues.
A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.
In November 2020, the ICE Benchmark Administration, the London Interbank Offered Rate administrator, announced its intention to continue most U.S. Dollar LIBOR tenors until June 30, 2023. The Financial Conduct Authority announced support for this development, signaling an extension from its prior communication that it would no longer require panel banks to submit rates for LIBOR after 2021. In addition, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a statement encouraging banks to transition away from U.S. Dollar LIBOR as soon as practicable. The Alternative Reference Rates Committee was convened in the U.S. to explore alternative reference rates and supporting processes to help ensure a successful transition from U.S. Dollar LIBOR to a more robust reference rate. The ARRC is made up of financial and capital market institutions, is convened by the Federal Reserve Board and the Federal Reserve Bank of New York, and includes participation by various regulators. The ARRC has recommended the Secured Overnight Financing Rate as a successor rate to U.S. Dollar LIBOR and has developed a Paced Transition Plan to facilitate the transition from LIBOR. However, there are conceptual and technical differences between LIBOR and SOFR.
We have a significant number of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. We are continuing to assess the optimal replacement reference rate(s) that we will utilize to replace LIBOR for our loans, derivative contracts and other financial instruments. These alternative reference rates will likely have different characteristics than LIBOR and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments. We have introduced SOFR as an option for use in our variable or adjustable rate credit products going forward. We have organized an internal transition program to identify system, operational, and contractual impacts, assess our risks, manage the transition, facilitate communication with our customers, and monitor the program progress.
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
Changes in interest rates may negatively affect both the returns on and fair value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could materially and adversely affect our net interest income or our results of operations.
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
In 2021, we sold nearly all of the $6.30 billion of mortgage loans held for sale that we closed. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.
The value of our mortgage servicing rights asset is subjective by nature and may be vulnerable to inaccuracies or other events outside our control.
The value of our mortgage servicing rights asset can fluctuate. Particularly, the asset could decrease in value if prepay speeds, delinquency rates, or the cost to service increases or overall values decrease causing a lack of liquidity of MSRs in the market. Similarly, the value may decrease if interest rates decrease or change in a non-parallel manner or are otherwise volatile. All of which are mostly out of the Bank’s control. We must use estimates, assumptions and judgments when valuing this asset. An inaccurate valuation, or changes to the valuation due to factors outside of our control, could inhibit our ability to realize the full value of this asset. As a result, our balance sheet may not precisely represent the fair market value of this and other financial assets.
Our business model is materially dependent on U.S. government‑sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.
Our ability to generate revenues through mortgage loan sales depends on programs administered by Government-Sponsored Enterprises, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities, in the secondary market. Presently, a significant portion of the newly originated loans that we originate directly with borrowers qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
Our mortgage operation originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $167.6 million in 2021. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $10.76 billion of mortgage loans owned by third parties as of December 31, 2021. As a servicer for those loans, we have certain contractual obligations to third parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.
LEGAL, REGULATORY AND COMPLIANCE RISK
We are subject to significant government regulation and supervision.
The Company and the Bank are subject to extensive federal and state regulation and supervision by the FDIC, Tennessee Department of Financial Institution, the Federal Reserve Board, and the CFPB, among others, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as financial technology companies, finance companies, credit unions, mortgage banking companies and leasing companies. These laws and regulations apply to almost every aspect of our business, and affect our lending practices and procedures, capital structure, investment activities, deposit gathering activities, our services and products, risk management practices, dividend policy and growth, including through acquisitions.
Legislation and regulation with respect to our industry has increased in recent years, and we expect that supervision and regulation will continue to expand in scope and complexity. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, or the issuance of new supervisory guidance, could affect us in substantial and unpredictable ways, and could subject us to additional costs, restrict our growth, limit the services and products we may offer or limit the pricing of banking services and products. In addition, establishing systems and processes to achieve compliance with laws and regulation increases our costs and could limit our ability to pursue business opportunities.
If we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, significant fines and penalties, requirements to increase compliance and risk management activities and related costs and restriction on acquisitions, new locations, new lines of business, or continued growth. Future changes in federal and state banking could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations, including the Home Mortgage Disclosure Act, subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs. And over the last several years, state and federal regulators have focused on enhanced risk management practices, mortgage law and regulation, compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws, rules and regulations, may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.
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
As the parent company of the Bank, the Federal Reserve may require us to commit capital resources to support the Bank.
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
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, price, liquidity, interest rate and compliance risks. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected.
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
Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. A cybersecurity breach of our information systems could lead to fraudulent activity such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations.
Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, the increase in remote working, and the increased sophistication and activities of organized crime, hackers, nation state supported organizations, terrorists, and other external parties. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, computer viruses or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses or malware that could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, or cause us to be in non-compliance with applicable network rules and regulations. In addition, a significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.
Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have robust information security procedures and controls, our encryption software and other technologies, systems, vendors, and networks that we use to provide security for storage, processing and transmission of confidential customer and other information, as well as and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, unavailability, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We are under continuous threat of loss due to organized cyber-attacks involving unauthorized access, computer hackers, computer viruses, malicious code, and other security problems and system disruptions, especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. We have devoted and intend to continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. The occurrence of any cyber-attack or information security breach could result in significant potential liabilities to customers and other third parties, reputational damage, the disruption of our operations and regulatory concerns, all of which could materially and adversely affect our business, financial condition or results of operations. The harm to our business could be even greater if such an event occurs during a period of disproportionately heavy demand for our products or services or traffic on our systems or networks.
The financial services industry is undergoing rapid technological changes and we may not have the resources to implement new technology to stay current with these changes.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments as we continue to grow and expand our market area. To that end, part of our growth strategy is to focus, among other things, on expanding market share and product offerings through partnerships with financial technology companies that will supplement our existing offerings, such as remote account opening, remote deposit capture, and mobile and digital banking, and enable us to avail ourselves of other innovative technologies such as blockchain-based products. These technological advances are intended to allow us to acquire new customers and generate additional core deposits at a lower cost. Many of our larger competitors have substantially greater resources to invest, and have invested significantly more than us, in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.
The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.
Technological innovation has expanded the overall market for banking services while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Certain recent innovations, however, may tend to replace traditional banks as financial service providers rather than merely augment those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to a younger generation of clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend. Similarly, innovations based on blockchain technology eventually may be the foundation for enhancing transactional security and facilitating payments throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries.
To thrive as our industry continues to change, we may need to embrace certain of the attitudes of a technology company and evolve certain of the attitudes of a traditional bank, while also maintaining our commitment to our community banking approach. As a result, this type of transition creates implementation risk. In this process, it is and will continue to be critical that we understand and appreciate our clients’ experiences interacting with us and our systems, including those clients who desire traditionally-delivered services provided through our community-banking model, those who seek and embrace the latest innovations, and those who want services to be convenient, personalized, and understandable.
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
Catastrophic events, disasters, and climate change could negatively affect our local economies, disrupt our operations, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation, or result in other consequences which could have an adverse impact on our financial results or condition.
A significant portion of our business is located in the Southeast and includes areas which are susceptible to weather-related events such as tornadoes, floods, droughts, and fires, the severity and frequency of which can be impacted by climate change. Such events can disrupt our operations, cause damage to our properties, and negatively affect the local economies in which we operate. Climate change and weather-related events may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. The severity and impact of future natural disasters such as earthquakes, fires, hurricanes, tornadoes, droughts, floods, and other weather-related events are difficult to predict. While we maintain insurance covering many of these weather-related events, there is no insurance against the disruption that such a catastrophic event could cause in the markets that we serve and the resulting adverse impact on our borrowers’ ability to timely repay their loans, and/or the value of any collateral held by us.
Further, our reputation and client relationships may be damaged as a result of our clients’ involvement in certain industries or projects associated with causing or exacerbating climate change or by our failure or our clients’ failure to support sustainability initiatives. New regulations or guidance relating to environmental, social, and governance standards, as well as the perspectives of shareholders, employees and other stakeholders regarding these standards, may affect our business activities and increase disclosure requirements, which may increase costs.
In addition, geopolitical matters, including international trade disputes, political unrest, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, and slow growth in the global economy, as well as acts of terrorism, war, and other violence could result in disruptions in the financial markets or the markets that we serve. These negative events could have a material adverse effect on our results of operations or financial condition and may affect our ability to access capital.
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
Acquisitions of financial institutions also involve operational risks and uncertainties, such as the time and expense associated with identifying and evaluating potential acquisition targets and negotiation terms of potential transactions, which could result in our attention being diverted from the operation of our existing business, unknown or contingent liabilities with no available manner of recourse, using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition, resulting in a dilution of the value of your investment, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.
We may not be able to complete future acquisitions or, if completed, we may not be able to realize some or all of the anticipated benefits or successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our attempts to eliminate redundancies. We anticipate that the integration of businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented. If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business, developing new business, and may cause business disruptions that cause us to lose customers or cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that we acquire could increase our operating costs significant and have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition, and results of operations.
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
Mr. Ayers, our former Chairman, currently owns approximately 22% of our common stock. Further, Mr. Ayers has the right under the shareholder's agreement, by and between the Company and Mr. Ayers and entered into in connection with the Company's initial public offering, to designate up to 20% of our directors and at least one member of the nominating and corporate governance and compensation committees of our board of directors for so long as permitted under applicable law. So long as Mr. Ayers continues to own a significant portion of our common stock, he will have the ability to influence the vote in any election of directors and will have the ability to significantly influence a vote regarding a transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Mr. Ayers may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive disadvantages in owning stock of a company with a significant shareholder.
We could be required to write down goodwill and other intangible assets.
At December 31, 2021, our goodwill and other identifiable intangible assets were $259.5 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.
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
COVID-19 RISK
The COVID-19 pandemic and related measures intended to control the spread of the virus had, and is likely to continue to have, an adverse impact, possibly materially, on our business, results of operations, and financial condition.
The COVID-19 pandemic has created economic and financial disruptions in the economy, including volatility in financial markets, sudden, unprecedented job losses, labor shortages, disrupted supply chains, supply-demand imbalances affecting real estate markets, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages.
Despite the pickup in economic activity in 2021, commercial and consumer activity has not returned to pre-pandemic levels and the ongoing effects of the COVID-19 pandemic remain difficult to predict due to numerous uncertainties, including: the transmissibility, severity, duration and resurgence of the outbreak and new variants of the virus; the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, including vaccines and treatments; the speed and strength of an economic recovery; and the impact to our employees and our operations, the business of our clients, our vendors and business partners. Additionally, many businesses within our footprint have experienced temporary or permanent closures and are continuing to experience significant declines in revenue, and there have been, and continue to be, elevated unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior. As a result, certain of the impacts of the pandemic may continue to affect our results in the future, including the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, and more generally, our business operations, asset valuations, financial condition, and results of operations.
In response to the pandemic, we initiated relief programs designed to support our customers and communities including payment deferral programs, deferral-related and other fee waivers, and other expanded assistance for customers. Though we have worked with borrowers to modify their loans under these programs and the CARES Act, these borrowers may still be experiencing distress. As a result, these borrowers may have difficulty satisfying their obligations to us in the future.
Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of remote working, illness, quarantines, government actions, or other restrictions in connection with the pandemic. The increase in the number of employees working remotely also subjects us, our customers, and our vendors to additional cybersecurity risk as cybercriminals attempt to exploit vulnerabilities, compromise business emails, and generate phishing attacks during this time. In some cases, the COVID-19 pandemic has accelerated the transition from traditional to digital financial services and heightened customer expectations in this area, and this transition may require us to invest greater resources in technological improvements.
In response to the pandemic, the Federal Reserve and other governmental and regulatory agencies have taken several actions affecting U.S. economic policies, including, but not limited to, reducing the target federal funds rate and bond rates. However, with rising inflation, the Federal Reserve has signaled rising interest rates moving into 2022. The effectiveness of these efforts and the changes to U.S. economic policy are uncertain. For additional information regarding our interest rate risks factors and management, see “Business: Risk management: Liquidity and interest rate risk management” and “Risk factors: Market and Interest Rate Risks”.
The extent to which the pandemic continues to impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. To the extent that the pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks.
GENERAL RISKS
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
Further, a number of larger banks have recently entered the Nashville MSA, and we believe this trend will continue as banks look to gain a foothold in this growing market. This trend will likely result in greater competition in and may impair our ability to grow our share of our largest market.
Holders of our subordinated debentures have rights that are senior to those of our common shareholders.
We have supported a portion of our growth through the issuance of subordinated notes which are senior in rank to our shares of common stock. As a result, we must make payments on the subordinated notes before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made on our common stock.
New lines of business, products, product enhancements or services may subject us to additional risks.
From time to time, we may implement or acquire new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In acquiring, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although there is no guarantee that these new lines of business, products, product enhancements or services will be successful or that we will realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation and success of new lines of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operation.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete, through alternative methods and delivery channels, financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds with an Internet-only bank, or with virtually any bank in the country through online or mobile banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks by transacting through non-bank enterprises or through the use of emerging payment technologies such as cryptocurrencies. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on our financial condition, results of operations and liquidity.
ITEM 1B - Unresolved Staff Comments
None.
ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 211 Commerce Street, Suite 300, Nashville, Tennessee 37201. We have banking locations in the Tennessee metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Huntsville and Florence, Alabama and Bowling Green, Kentucky. As of December 31, 2021, we operated 82 full-service bank branches and nine limited service branch locations throughout our geographic market areas as well as 23 mortgage offices throughout the southeastern United States. We also operate in 16 community markets throughout our footprint. See “ITEM 1. Business – Our Markets” for more detail. We own 70 of these banking locations and lease our other locations, which include nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. Additionally, we continue to upgrade our properties to make them more energy efficient and protect the environment.
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
The Company had approximately 2,133 stockholders of record as of February 18, 2022. A substantially greater number of holders of FBK common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a GICS Level 2 industry group consisting of 19 regional and national publicly traded banks. The graph assumes an initial $100 investment on December 31, 2016 through December 31, 2021. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Total Return Performance
240.00
230.00
220.00
210.00
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
FB Financial Corporation
S&P 500 Total Return Index
S&P 500 Bank Total Return Index

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
12/31/2016	100.00	100.00	100.00
12/31/2017	161.81	121.83	122.55
12/31/2018	135.64	116.49	102.41
12/31/2019	154.70	153.17	144.02
12/31/2020	137.46	181.35	124.21
12/31/2021	175.28	233.41	168.24
Source: S&P Global Market Intelligence
Dividends
We declared cash dividends on our common stock of $0.44 per share for the year ended December 31, 2021, compared to $0.36 per share for the year ended December 31, 2020. The timing and amount of future dividends are at the discretion of the board of directors and will depend upon a number of factors including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant. Our board of directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. For a more complete discussion on the restrictions on dividends, see “Business: Supervision and regulation: Restrictions on bank holding company dividends”, “Business: Bank dividends”, “Management’s discussion and analysis: Holding company liquidity management”, and Note 15 “Dividend Restrictions“ in the notes to the consolidated financial statements.
Stock Repurchase Program
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2021:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31	—	$—	—	$99,563,842
November 1 - November 30	6,453	42.70	6,453	99,288,081
December 1 - December 31	161,869	42.53	161,869	92,399,570
Total	168,322	$42.66	168,322	$92,399,570
On February 18, 2021, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The Company purchased 179,276 shares pursuant this plan during the year ended December 31, 2021. This repurchase plan expires March 31, 2022, and purchases were conducted pursuant to a written plan intended to comply with Rule 10b-18 promulgated under the Exchange Act.
Sale of Equity Securities
The Company did not sell any unregistered equity securities during 2021.

ITEM 6 — [RESERVED]
ITEM 7 — Management's discussion and analysis of financial condition and results of operations
Overall Objective
The following is a discussion of our financial condition at December 31, 2021 and 2020, and our results of operations for the years ended December 31, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the "Cautionary note regarding forward-looking statements" and Risk Factors" sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2020 and 2019 are included in the respective sections within "Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of operations" of our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2020.
Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Southern Kentucky, and North Georgia. As of December 31, 2021, our footprint included 82 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States in addition to a national internet delivery channel. As of December 31, 2021, we had total assets of $12.60 billion, loans held for investment of $7.60 billion, total deposits of $10.84 billion, and total shareholders’ equity of $1.43 billion.
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
As previously reported, on March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Previously disclosed results for the years ended December 31, 2020, and 2019 have been revised to reflect this realignment. See Note 20, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Development in 2021
Pandemic Update
As previously disclosed, the COVID-19 health pandemic has created financial disruptions including rapid decreases in commercial and consumer activity, increases in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. During the year ended December 31, 2021, we experienced a slow improvement in commerce through much of our footprint, with many restrictions being lifted and vaccinations becoming more widely available. Despite the pickup in economic activity, commercial and consumer activity has not returned to pre-pandemic levels. Concern remains regarding the potential impact that resurgences and new virus variants may have on the global economy, the efficacy of available vaccines and boosters to protect against widespread infection, persistent supply chain delays and other political and economic variables. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the our business operations, asset valuations, financial condition, and results of operations. In response to this uncertainty, we continues to take deliberate actions to ensure the continued health and strength of our balance sheet, including increases in liquidity and careful managing of assets and liabilities in order to maintain a strong capital position.
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
As a result of the COVID-19 pandemic discussed above, interest rates continued to remain at historic lows throughout the year ended December 31, 2021. Low interest rates could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
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
During 2021, our percentage of total nonperforming loans to loans held for investment decreased to 0.62% as of December 31, 2021, from 0.91% as of December 31, 2020. Our classified loans decreased to 1.66% of loans held for investment as of December 31, 2021, compared to 1.87% as of December 31, 2020. Our nonperforming assets as of December 31, 2021 were $63.0 million, or 0.50% of total assets, decreasing from $84.2 million, or 0.75% of assets as of December 31, 2020.
Our net provisions for credit losses on loans held for investment and unfunded loan commitments resulted in a reversal of $41.0 million for the year ended December 31, 2021 compared to an expense of $108.0 million for the year ended December 31, 2020. For the year ended December 31, 2021, our reversal was comprised of $39.0 million related to provision for credit losses on loans held for investment and $2.0 million related to provision for unfunded commitments. The current period reversal resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given an improvement in economic outlook and forecasts. Although the portfolio benefited from improving economic forecasts during the year ended December 31, 2021, there is uncertainty surrounding the impact of the COVID-19 pandemic and future variants, which may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses. These evaluations weighed the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, among other factors. See further discussion under the subheading "Allowance for credit losses."
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
Financial highlights
The following table presents certain selected historical consolidated income statement data and key indicators as of the dates or for the years indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the year ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Statement of Income Data
Net interest income	347,370	265,658	226,036
Provisions for credit losses	(40,993)	107,967	7,053
Total noninterest income	228,255	301,855	135,397
Total noninterest expense	373,567	377,085	244,841
Income before income taxes	243,051	82,461	109,539
Income tax expense	52,750	18,832	25,725
Net income applicable to noncontrolling interest	16	8	—
Net income applicable to FB Financial Corporation	$190,285	$63,621	$83,814
Net income applicable to FB Financial Corporation and noncontrolling interest	$190,301	$63,629	$83,814
Net interest income (tax-equivalent basis)	$350,456	$268,497	$227,930
Per Common Share
Basic net income	$4.01	$1.69	$2.70
Diluted net income	3.97	1.67	2.65
Book value(1)	30.13	27.35	24.56
Tangible book value(4)	24.67	21.73	18.55
Cash dividends declared	0.44	0.36	0.32
Selected Ratios
Return on average:
Assets(2)	1.61%	0.75%	1.45%
Shareholders' equity(2)	14.0%	6.58%	11.6%
Tangible common equity(4)	17.3%	8.54%	15.4%
Average shareholders' equity to average assets	11.5%	11.5%	12.5%
Net interest margin (tax-equivalent basis)	3.19%	3.46%	4.34%
Efficiency ratio	64.9%	66.4%	67.7%
Adjusted efficiency ratio (tax-equivalent basis)(4)	65.8%	59.2%	65.4%

Yield on interest-earning assets	3.53%	4.09%	5.42%
Cost of interest-bearing liabilities	0.48%	0.94%	1.48%
Cost of total deposits	0.30%	0.62%	1.10%
Credit Quality Ratios
Allowance for credit losses as a percentage of loans held for investment(5)	1.65%	2.41%	0.71%
Nonperforming loans to loans, net of unearned income	0.62%	0.91%	0.60%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.4%	11.5%	12.4%
Tier 1 capital (to average assets)	10.5%	10.0%	10.1%
Tier 1 capital (to risk-weighted assets(3)	12.6%	12.0%	11.6%
Total capital (to risk-weighted assets)(3)	14.5%	15.0%	12.2%
Tangible common equity to tangible assets(4)	9.51%	9.38%	9.69%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	12.3%	11.7%	11.1%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	11.3%	12.3%	12.8%
Tier 1 capital (to average assets)	10.2%	10.5%	9.90%
Tier 1 capital (to risk-weighted assets)(3)	12.3%	12.6%	11.5%
Total capital to (risk-weighted assets)(3)	14.1%	14.9%	12.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	12.3%	12.6%	11.5%
(1)Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 47,549,241, 47,220,743 and 31,034,315 as of December 31, 2021, 2020 and 2019, respectively.
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
(4) These measures are not measures recognized under GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(5) Excludes reserve for credit losses on unfunded commitments of $14.4 million and $16.4 million recorded in accrued expenses and other liabilities as of December 31, 2021 and 2020, respectively.
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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$373,567	$377,085	$244,841
Less merger, offering and mortgage restructuring expenses	605	34,879	7,380
Less gain on lease terminations	(787)	—	—
Less FHLB prepayment penalties	—	6,838	—
Less certain charitable contributions	1,422	—	—
Adjusted noninterest expense	$372,327	$335,368	$237,461
Net interest income (tax-equivalent basis)	$350,456	$268,497	$227,930
Total noninterest income	228,255	301,855	135,397
Less gain on change in fair value on commercial loans held for sale	11,172	3,228	—
Less cash life insurance benefit	—	715	—
Less loss on swap cancellation	(1,510)	—	—
Less gain (loss) on sales or write-downs of other real estate owned	2,504	(1,491)	545
Less gain (loss) on other assets	323	(90)	(104)
Less gain from securities, net	324	1,631	57
Adjusted noninterest income	$215,442	$297,862	$134,899
Adjusted operating revenue	$565,898	$566,359	$362,829
Efficiency ratio (GAAP)	64.9%	66.4%	67.7%
Adjusted efficiency ratio (tax-equivalent basis)	65.8%	59.2%	65.4%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except share and per share data)	2021	2020	2019
Tangible Assets
Total assets	$12,597,686	$11,207,330	$6,124,921
Adjustments:
Goodwill	(242,561)	(242,561)	(169,051)
Core deposit and other intangibles	(16,953)	(22,426)	(17,589)
Tangible assets	$12,338,172	$10,942,343	$5,938,281
Tangible Common Equity
Total common shareholders' equity	$1,432,602	$1,291,289	$762,329
Adjustments:
Goodwill	(242,561)	(242,561)	(169,051)
Core deposit and other intangibles	(16,953)	(22,426)	(17,589)
Tangible common equity	$1,173,088	$1,026,302	$575,689
Common shares outstanding	47,549,241	47,220,743	31,034,315
Book value per common share	$30.13	$27.35	$24.56
Tangible book value per common share	$24.67	$21.73	$18.55
Total common shareholders' equity to total assets	11.4%	11.5%	12.4%
Tangible common equity to tangible assets	9.51%	9.38%	9.69%
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
shareholders' equity:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Return on average tangible common equity
Total average common shareholders' equity	$1,361,637	$966,336	$723,494
Adjustments:
Average goodwill	(242,561)	(199,104)	(160,587)
Average intangibles, net	(19,606)	(22,659)	(17,236)
Average tangible common equity	$1,099,470	$744,573	$545,671
Net income applicable to FB Financial Corporation	$190,285	$63,621	$83,814
Return on average common shareholders' equity	14.0%	6.58%	11.6%
Return on average tangible common equity	17.3%	8.54%	15.4%
Overview of recent financial performance
Year ended December 31, 2021 compared to the year ended December 31, 2020
Our net income increased during the year ended December 31, 2021 to $190.3 million from $63.6 million for the year ended December 31, 2020. Diluted earnings per common share was $3.97 and $1.67 for the years ended December 31, 2021 and 2020, respectively. Our net income represented a ROAA of 1.61% and 0.75% for the years ended December 31, 2021 and 2020, respectively, and a ROAE of 14.0% and 6.58% for the same periods. Our ratio of ROATCE for the years ended December 31, 2021 and 2020 was 17.3% and 8.54%, respectively.

These results were significantly impacted by the economic forecasts incorporated in our current expected credit loss rate model, leading to a reversal in our provisions for credit losses on loans held for investment and unfunded loan commitments of $41.0 million for the year ended December 31, 2021 compared with provision expense of $108.0 million for the year ended December 31, 2020. Our results were also impacted by merger expenses of $34.9 million for the year ended December 31, 2020 related to our acquisitions of FNB Financial Corp. and its wholly-owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National") in February 2020 and Franklin Financial Network, Inc. and its wholly-owned subsidiaries, including its primary banking subsidiary, Franklin Synergy Bank, (collectively "Franklin") in August 2020. There were no such business combinations during the year ended December 31, 2021.
During the year ended December 31, 2021, net interest income before provision for credit losses increased to $347.4 million compared with $265.7 million in the year ended December 31, 2020.
Our net interest margin, on a tax-equivalent basis, decreased to 3.19% for the year ended December 31, 2021 as compared to 3.46% for the year ended December 31, 2020, influenced by a sustained low interest rate environment.
Noninterest income for the year ended December 31, 2021 decreased by $73.6 million to $228.3 million, down from $301.9 million for prior year period. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $87.8 million to $167.6 million for the year ended December 31, 2021, compared to $255.3 million for the prior year period.
Noninterest expense decreased to $373.6 million for the year ended December 31, 2021, compared with $377.1 million for the year ended December 31, 2020. The decrease in noninterest expense is reflective of a decrease in merger expenses as there were no business combinations during the year ended December 31, 2021 compared with $34.9 million in merger and conversion expenses during the year ended December 31, 2020 related to our acquisitions of Farmers National and Franklin. The decrease in merger expenses was partially offset by increases in salaries, commissions and personnel-related costs from the incremental head count increase associated with our growth and volume of transactions, including the impact of our business combinations during the year ended December 31, 2020.
Year ended December 31, 2020 compared to year ended December 31, 2019
Our net income decreased during the year ended December 31, 2020 to $63.6 million from $83.8 million for the year ended December 31, 2019. Diluted earnings per common share was $1.67 and $2.65 for the years ended December 31, 2020 and 2019, respectively. Our net income represented a ROAA, of 0.75% and 1.45% for the years ended December 31, 2020 and 2019, respectively, and a ROAE, of 6.58% and 11.6% for the same periods. Our ratio of ROATCE for the years ended December 31, 2020 and 2019 was 8.54% and 15.4%, respectively.
These results were significantly impacted by the declining economic forecasts resulting from the impact of COVID-19 incorporated in our CECL loss rate model and the impact of our acquisitions, leading our provisions for credit losses on loans held for investment and unfunded loan commitments to increase to $108.0 million for the year ended December 31, 2020 compared with $7.1 million for the year ended December 31, 2019. We adopted the CECL methodology effective January 1, 2020 using a modified retrospective approach with no adjustments to prior period comparative financial statements. Our results were also impacted by an increase in merger expenses that total $34.9 million related to our acquisitions of Franklin and Farmers National during the year ended December 31, 2020 compared with merger expenses for $5.4 million for the year ended December 31, 2019 related to our branch acquisition from Atlantic Capital Bank, N.A. ("the Branches").
During the year ended December 31, 2020, net interest income before provision for loan losses increased to $265.7 million compared to $226.0 million in the year ended December 31, 2019.
Our net interest margin, on a tax-equivalent basis, decreased to 3.46% for the year ended December 31, 2020 as compared to 4.34% for the year ended December 31, 2019, influenced by declining interest rates during the year ended December 31, 2020.
Noninterest income for the year ended December 31, 2020 increased by $166.5 million to $301.9 million, up from $135.4 million for the prior year. The increase in noninterest income was primarily driven by an increase in interest rate lock volume and refinance activity influenced by declining interest rates. As a result, mortgage banking income increased $154.4 million to $255.3 million for the year ended December 31, 2020 .

Noninterest expense increased to $377.1 million for the year ended December 31, 2020 compared to $244.8 million for the year ended December 31, 2019. The increase in noninterest expense is reflective of the increase in mortgage commissions stemming from elevated business activity, as well as the impact of our acquisitions and integration activities, including increases in salaries, commissions and personnel-related costs from the incremental head count.
Business segment highlights
Year ended December 31, 2021 compared to year ended December 31, 2020
We operate our business in two business segments: Banking and Mortgage. As previously reported, on March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Previously disclosed results for the year ended December 31, 2020 and 2019 have been revised to reflect this realignment. See Note 20, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment increased in the year ended December 31, 2021 to $216.6 million, compared to a loss of $20.5 million for the year ended December 31, 2020. These results were primarily driven by a net reversal in provisions for credit losses on loans held for investment and unfunded loan commitments totaling $41.0 million during the year ended December 31, 2021 compared to expense of $108.0 million in the previous year. Net interest income increased $81.8 million to $347.3 million during the year ended December 31, 2021 from $265.6 million in the same period in the prior year. Noninterest income increased to $61.1 million in the year ended December 31, 2021 as compared to $46.5 million in the year ended December 31, 2020. Noninterest expense increased to $232.8 million during the year ended December 31, 2021 compared with $224.6 million for the year ended December 31, 2020, primarily due to increased salaries, commissions and employee benefits expenses associated with incremental headcount following our acquisitions in addition to other increases due to our growth and volume of transactions.
Mortgage
Income before taxes from the Mortgage segment decreased to $26.5 million for the year ended December 31, 2021 as compared to $103.0 million for the year ended December 31, 2020 primarily due to lower interest rate lock volumes and refinancing activity coupled with compressing sales margins. Additionally, the housing market continues to face supply shortages which affected overall purchasing volume. Noninterest income decreased $88.1 million to $167.2 million during the year ended December 31, 2021 compared to $255.3 million for the year ended December 31, 2020.
Noninterest expense for the years ended December 31, 2021 and 2020 was $140.8 million and $152.4 million, respectively. This decrease during the year ended December 31, 2021 is mainly attributable to a decrease in related mortgage commissions and incentives expenses as a result of lower volume during the year.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the years ended December 31, 2021 and 2020.
Net interest income
Year ended December 31, 2021 compared to year ended December 31, 2020
Net interest income is the most significant component of our earnings, generally comprising over 50% of our total revenues in a given period. Net interest income and margin are shaped by many factors, primarily the volume, term structure and mix of earning assets, funding mechanisms, and interest rate fluctuations. Other factors include accretion or amortization of discounts or premiums on purchased loans, prepayment risk on mortgage and investment–related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding, net interest income, and margin.
In response to economic uncertainty related to the COVID-19 pandemic, short term interest rates have been at historic lows. The Federal Funds Target Rate range was 0% - 0.25% as of December 31, 2020 and maintained this rate as of December 31, 2021. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. At its most recent meeting, the Federal Reserve decided to keep the target range for the federal funds rate at 0% to 0.25% and expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment. Additionally, the Federal Reserve maintained their commitment to continue purchases of Treasury securities and agency mortgage-backed securities, but noted that as the economy makes progress towards its maximum employment and price stability goals, adjustments to the pace of purchases will continue in coming meetings. During the year ended December 31, 2021, the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant. This compares to the year ended December 31, 2020, as the US Treasury curve flattened as long-term and short-term decreased significantly.
On a tax-equivalent basis, net interest income increased $82.0 million to $350.5 million for the year ended December 31, 2021 as compared to $268.5 million for the year ended December 31, 2020. The increase in tax-equivalent net interest income for the year ended December 31, 2021 was primarily driven by an increase in average volume of loans HFI outstanding, coupled with a decrease in overall cost of deposits, which declined to 0.30% for the year ended December 31, 2021, a 32 basis point reduction from the year ended December 31, 2020.
Interest income, on a tax-equivalent basis, was $388.1 million for the year ended December 31, 2021, compared to $317.5 million for the year ended December 31, 2020, an increase of $70.6 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $56.8 million to $334.9 million for the year ended December 31, 2021 from $278.1 million for the year ended December 31, 2020. This is primarily due to increased loan volume driven by growth in average loan held for investment balances of $1.58 billion, or 28.0%, to $7.20 billion for the year ended December 31, 2021, as compared to $5.62 billion for the year ended December 31, 2020, which was attributable both to our organic growth and the acquisition of $182.2 million in loans HFI from the Farmers National acquisition and $2.43 billion in loans HFI from the Franklin merger in the third quarter of 2020.
The tax-equivalent yield on loans held for investment was 4.65%, down 30 basis points from the year ended December 31, 2020. The decrease in yield was primarily due to the addition of new loans which were originated in a lower interest rate environment while higher yielding loans were paid off and refinanced at lower rates. Contractual loan interest rates yielded 4.27% in the year ended December 31, 2021 compared with 4.57% in the year ended December 31, 2020. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 4 basis points higher for the year ended December 31, 2021 compared to 14 points higher for the same period in the prior year. Also, PPP loan fee income increased our yield on origination and other loan fee income by 4 basis points for the year ended December 31, 2021 compared to 6 basis points for the same period in the prior year. Our yield on interest-earning assets decreased to 3.53% for the year ended December 31, 2021 from 4.09% for the year ended December 31, 2020.
Interest expense was $37.6 million for the year ended December 31, 2021, a decrease of $11.4 million as compared to the year ended December 31, 2020. The decrease was largely attributed to a reduction of interest rates on customer time deposits and money market deposits offset by an increases in volume in interest-bearing checking and subordinated debt. Interest expense on customer time deposits decreased to $8.4 million for the year ended December 31, 2021 from $19.7 million for the year ended December 31, 2020 and interest expense on money market deposits decreased $2.9 million for the year ended December 31, 2021 from $13.7 million for the year ended December 31, 2020. The average rate on customer time deposits decreased 85 basis points from 1.52% for the year ended December 31, 2020 to 0.67% for the year ended December 31, 2021 and the average rate on money market deposits decreased 40 basis points from 0.76% for the year ended December 31, 2020 to 0.36% for the year ended December 31, 2021. The decrease in interest expense from customer time deposits and money market deposits was partially offset by an increase in interest expense on interest-bearing checking of $1.3 million and subordinated debt of $3.0 million associated with the increase in volume from our $100.0 million subordinated note offering and additional subordinated notes acquired from Franklin in 2020.

Overall, our NIM, on a tax-equivalent basis, decreased to 3.19% for the year ended December 31, 2021 from 3.46% for the year ended December 31, 2020, driven by the sustained low interest rate environment and change in balance sheet mix, partially attributable to our acquisition of Franklin completed in the last half of 2020 and impact of excess liquidity carried on our balance sheet. The components of our loan yield, a key driver to our net interest margin for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021		2020		2019
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$307,429	4.27%	$256,929	4.57%	$228,069	5.50%
Origination and other loan fee income (2)	26,029	0.36%	15,978	0.28%	12,977	0.31%
(Amortization) accretion on purchased loans	(853)	(0.01)%	3,788	0.07%	8,556	0.21%
Nonaccrual interest collections	2,256	0.03%	1,381	0.03%	885	0.02%
Syndicated loan fee income	—	—%	—	—%	206	—%
Total loan yield	$334,861	4.65%	$278,076	4.95%	$250,693	6.04%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
(2)Includes $0.8 million and $2.1 million of loan contractual interest and $3.3 million and $3.9 million of loan fees related to PPP loans for the years ended December 31, 2021 and 2020, respectively.
Net amortization on purchased loans lowered the NIM by 1 basis point for the year ended December 31, 2021 while net accretion contributed 5 basis points to the NIM for the year ended December 31, 2020. The decrease in accretion is due to the continued impact of purchase accounting resulting from our mergers, which can fluctuate based on volume of early pay-offs. The decrease is also due in part to the adoption of CECL which resulted in a net premium on our acquired Franklin portfolio. The $11.3 million premium recorded on August 15, 2020, is being amortized as a reduction to loan interest income. As of December 31, 2021 and December 31, 2020, the remaining net discount on all acquired loans amounted to $2.3 million and $1.5 million, respectively. Excluding PPP loans, our NIM would have been 4 and 8 basis points higher for the years ended December 31, 2021 and 2020, respectively.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Year Ended December 31,
	2021			2020			2019
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$7,197,213	$334,861	4.65%	$5,621,832	$278,076	4.95%	$4,149,590	$250,693	6.04%
Loans held for sale-mortgage(8)	696,313	18,690	2.68%	420,791	12,699	3.02%	254,689	9,966	3.91%
Loans held for sale-commercial	136,359	6,098	4.47%	84,580	4,166	4.93%	—	—	—%
Securities:(8)
Taxable	1,050,207	15,186	1.45%	589,393	10,267	1.74%	516,250	13,223	2.56%
Tax-exempt (4)	321,911	10,356	3.22%	275,786	9,570	3.47%	155,306	6,498	4.18%
Total Securities (4)	1,372,118	25,542	1.86%	865,179	19,837	2.29%	671,556	19,721	2.94%
Federal funds sold and reverse repurchase agreements	128,724	379	0.29%	85,402	304	0.36%	31,309	678	2.17%
Interest-bearing deposits with other financial institutions	1,427,332	1,902	0.13%	662,175	1,960	0.30%	130,145	2,651	2.04%
FHLB stock	30,022	612	2.04%	21,735	441	2.03%	15,146	722	4.77%
Total interest earning assets (4)	10,988,081	388,084	3.53%	7,761,694	317,483	4.09%	5,252,435	284,431	5.42%
Noninterest Earning Assets:
Cash and due from banks	128,977			66,177			51,194
Allowance for credit losses	(153,301)			(121,033)			(30,442)
Other assets (3)	884,703			731,262			504,485
Total noninterest earning assets	860,379			676,406			525,237
Total assets	$11,848,460			$8,438,100			$5,777,672
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$2,924,388	$10,174	0.35%	$1,461,596	$8,875	0.61%	$950,219	$8,755	0.92%
Money market deposits(7)	2,973,662	10,806	0.36%	1,807,481	13,707	0.76%	1,219,652	17,380	1.42%
Savings deposits	421,252	233	0.06%	274,489	232	0.08%	199,535	301	0.15%
Customer time deposits(7)	1,246,912	8,384	0.67%	1,289,552	19,656	1.52%	1,155,058	24,103	2.09%
Brokered and internet time deposits(7)	34,943	592	1.69%	43,372	389	0.90%	45,313	1,029	2.27%
Time deposits	1,281,855	8,976	0.70%	1,332,924	20,045	1.50%	1,200,371	25,132	2.09%
Total interest bearing deposits	7,601,157	30,189	0.40%	4,876,490	42,859	0.88%	3,569,777	51,568	1.44%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	36,453	98	0.27%	32,912	201	0.61%	26,400	291	1.10%
Federal Home Loan Bank advances	—	—	—%	212,705	1,093	0.51%	187,509	3,004	1.60%
Subordinated debt(6)	149,097	7,316	4.91%	86,944	4,475	5.15%	30,930	1,638	5.30%
Other borrowings	2,626	25	0.95%	12,939	358	2.77%	—	—	—%
Total other interest-bearing liabilities	188,176	7,439	3.95%	345,500	6,127	1.77%	244,839	4,933	2.01%
Total interest-bearing liabilities	7,789,333	37,628	0.48%	5,221,990	48,986	0.94%	3,814,616	56,501	1.48%
Noninterest bearing liabilities:
Demand deposits	2,545,494			2,092,450			1,130,113
Other liabilities	151,903			157,289			109,449
Total noninterest-bearing liabilities	2,697,397			2,249,739			1,239,562
Total liabilities	10,486,730			7,471,729			5,054,178
FB Financial Corporation common shareholders' equity	1,361,637			966,336			723,494
Noncontrolling interest	93			35			—
Shareholders' equity	1,361,730			966,371			723,494
Total liabilities and shareholders' equity	$11,848,460			$8,438,100			$5,777,672
Net interest income (tax-equivalent basis)		$350,456			$268,497			227,930
Interest rate spread (tax-equivalent basis)			3.05%			3.15%			3.94%
Net interest margin (tax-equivalent basis) (5)			3.19%			3.46%			4.34%
Cost of total deposits			0.30%			0.62%			1.10%
Average interest-earning assets to average interest-bearing liabilities			141.1%			148.6%			137.7%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances. Loan fees of $26.0 million, $16.0 million, and $13.0 million, net (amortization) accretion of $(0.9) million, $3.8 million, and $8.6 million, nonaccrual interest collections of $2.3 million, $1.4 million and $0.9 million and syndicated loan fees of $0, $0 and $0.2 million are included in interest income for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Includes investments in premises and equipment, OREO, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.

(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $3.1 million, $2.8 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
(6)Includes $0.4 million and $0.4 million of accretion on subordinated debt fair value premium for the years ended December 31, 2021 and 2020, respectively.
(7)Includes $3.7 million, $0.9 million and $0 of interest rate premium accretion on money market deposits, $2.2 million, $2.0 million and $0 on customer time deposits and $0.5 million, $0.4 million and $0.1 million on brokered and internet time deposits for the years ended December 31, 2021, 2020 and 2019, respectively.
(8)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.

Rate/volume analysis
The tables below present the components of the changes in net interest income for the years ended December 31, 2021 and 2020. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Year ended December 31, 2021 compared to year ended December 31, 2020

	Year ended December 31, 2021 compared to year ended December 31, 2020 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$73,297	$(16,512)	$56,785
Loans held for sale - residential	7,395	(1,404)	5,991
Loans held for sale - commercial	2,316	(384)	1,932
Securities available-for-sale and other securities:
Taxable	6,663	(1,744)	4,919
Tax Exempt(2)	1,484	(698)	786
Federal funds sold and reverse repurchase agreements	128	(53)	75
Time deposits in other financial institutions	1,020	(1,078)	(58)
FHLB stock	169	2	171
Total interest income(2)	92,472	(21,871)	70,601
Interest-bearing liabilities:
Interest bearing checking	5,089	(3,790)	1,299
Money market deposits(4)	4,238	(7,139)	(2,901)
Savings deposits	81	(80)	1
Customer time deposits(4)	(287)	(10,985)	(11,272)
Brokered and internet time deposits(4)	(143)	346	203
Securities sold under agreements to repurchase and federal funds purchased	10	(113)	(103)
Federal Home Loan Bank advances	(1,093)	—	(1,093)
Subordinated debt(3)	3,050	(209)	2,841
Other borrowings	(98)	(235)	(333)
Total interest expense	10,847	(22,205)	(11,358)
Change in net interest income(2)	$81,625	$334	$81,959
(1) Average loans are gross, including nonaccrual loans and overdrafts (before deduction of ACL). Loan fees of $26.0 million and $16.0 million, net (amortization) accretion of $(0.9) million and $3.8 million, and nonaccrual interest collections of $2.3 million and $1.4 million, are included in interest income for the years ended December 31, 2021 and 2020, respectively.
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3) Includes $0.4 million and $0.4 million of accretion on subordinated debt fair value premium for the years ended December 31, 2021 and 2020, respectively.
(4) Includes $3.7 million and $0.9 million of interest rate premium accretion on money market deposits, $2.2 million and $2.0 million on customer time deposits and $0.5 million and $0.4 million on brokered and internet time deposits for the years ended December 31, 2021 and 2020, respectively.

Year ended December 31, 2020 compared to year ended December 31, 2019

	Year Ended December 31, 2020 compared to year ended December 31, 2019 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Total
Interest-earning assets:
Loans (1)(2)	$72,822	$(45,439)	$27,383
Loans held for sale - residential	5,013	(2,280)	2,733
Loans held for sale - commercial	4,166	—	4,166
Securities available-for-sale and other securities:
Taxable	1,274	(4,230)	(2,956)
Tax Exempt (2)	4,181	(1,109)	3,072
Federal funds sold and reverse repurchase agreements	193	(567)	(374)
Time deposits in other financial institutions	1,575	(2,266)	(691)
FHLB stock	134	(415)	(281)
Total interest income (2)	89,358	(56,306)	33,052
Interest-bearing liabilities:
Interest-bearing checking	3,105	(2,985)	120
Money market deposits(5)	4,458	(8,131)	(3,673)
Savings deposits	63	(132)	(69)
Customer time deposits(5)	2,050	(6,497)	(4,447)
Brokered and internet time deposits(5)	(17)	(623)	(640)
Securities sold under agreements to repurchase and federal funds purchased	40	(130)	(90)
Federal Home Loan Bank advances(3)	129	(2,040)	(1,911)
Subordinated debt(4)	2,883	(46)	2,837
Other borrowings	358	—	358
Total interest expense	13,069	(20,584)	(7,515)
Change in net interest income (2)	$76,289	$(35,722)	$40,567
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Loan fees of $16.0 million and $13.0 million, accretion of $3.8 million and $8.6 million, nonaccrual interest collections of $1.4 million and $0.9 million, and syndicated loan fee income of $0 and $0.2 million are included in interest income for the years ended December 31, 2020 and 2019, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $1.0 million and $0.5 million of gain accretion from other comprehensive income from a previously cancelled cash flow hedge for the years ended December 31, 2020 and 2019, respectively.
(4)Includes $0.4 million accretion on subordinated debt premium for the year ended December 31, 2020.
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
Year ended December 31, 2021 compared to year ended December 31, 2020
We recognized a reversal of provision for credit losses on loans held for investment for the year ended December 31, 2021 of $39.0 million as compared to a expense of $94.6 million for the year ended December 31, 2020. The current period reversal resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given an improvement in economic outlook and forecasts. Although the portfolio benefited from improving economic forecasts during the year ended December 31, 2021, there is much uncertainty surrounding the impact of the COVID-19 pandemic and possible future variants, which may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses. These evaluations weighed the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, among other factors. In addition, the decrease in the current period when compared with the year ended December 31, 2020 is partially attributable to our acquisition activity, namely Farmers National and Franklin, and the impact of applying CECL on the acquired loan portfolios on their respective acquisition dates. The provision for credit losses on loans held for investment recognized in expense in conjunction with the Farmers National acquisition on February 14, 2020 amounted to $2.9 million while the provision for credit losses on loans held for investment recognized in expense in conjunction with the Franklin merger on August 15, 2020 amounted to $52.8 million.
The Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. For the year ended December 31, 2021, the Company recorded a release to the provision for credit losses on unfunded commitments of $2.0 million compared to a provision of $13.4 million for the year ended December 31, 2020. This decrease is partially attributable to $10.5 million in provision expense recorded for unfunded commitments upon closing of our Franklin acquisition during 2020.
As of December 31, 2021 and 2020, we determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the years ended December 31, 2021 or 2020.
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
The following table sets forth the components of noninterest income for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Mortgage banking income	$167,565	$255,328	$100,916
Service charges on deposit accounts	10,034	9,160	9,479
ATM and interchange fees	19,900	14,915	12,161
Investment services and trust income	8,558	7,080	5,244
Gain from securities, net	324	1,631	57
Gain (loss) on sales or write-downs of other real estate owned	2,504	(1,491)	545
Gain (loss) from other assets	323	(90)	(104)
Other	19,047	15,322	7,099
Total noninterest income	$228,255	$301,855	$135,397
Year ended December 31, 2021 compared to year ended December 31, 2020
Noninterest income amounted to $228.3 million for the year ended December 31, 2021, a decrease of $73.6 million, or 24.4%, as compared to $301.9 million for the year ended December 31, 2020. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $167.6 million and $255.3 million for the years ended December 31, 2021 and 2020, respectively, representing a $87.8 million, or 34.4% decrease year-over-year.
During the year ended December 31, 2021, our mortgage operations had sales of $6.20 billion which generated a gain on sales margin of 2.97%. This compares to $6.24 billion and 3.79% for the year ended December 31, 2020. The decrease in gain on sales margin is a result of over-capacity in the industry and compressing margins. The industry benefited greatly from declining interest rates in 2020, causing a sharp increase in interest rate lock commitment volume. Sales slowed in 2021 with decline in activity as housing inventory remained low in many of our markets. Mortgage banking income from gains on sale and related fair value changes decreased to $150.8 million during the year ended December 31, 2021 compared to $267.6 million for the year ended December 31, 2020. Total interest rate lock volume decreased $1.78 billion, or 19.9%, during the year ended December 31, 2021 compared to the previous year. The volume mix of refinances and purchases also shifted during the year ended December 31, 2021 to 62.4% refinance volume compared with 77.6% during the same period in the previous year.
We continue to see margin compression and reduced volumes due to excess capacity in the industry, refinance fatigue and a shortage of housing in our markets. Our interest rate lock volume is expected to be materially and adversely impacted by rising interest rates and housing shortage, and we expect to see further declines in refinance activity within the mortgage industry when rates rise.
Income from mortgage servicing of $28.9 million and $22.1 million for years ended December 31, 2021 and 2020, respectively, was offset by declines in fair value of MSRs and related hedging activity of $12.1 million and $34.4 million for the years ended December 31, 2021 and 2020, respectively.
The components of mortgage banking income for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Mortgage banking income
Origination and sales of mortgage loans	$184,076	$236,382	$96,710
Net change in fair value of loans held for sale and derivatives	(33,284)	31,192	3,518
Change in fair value on MSRs	(12,117)	(34,374)	(16,989)
Mortgage servicing income	28,890	22,128	17,677
Total mortgage banking income	$167,565	$255,328	$100,916
Interest rate lock commitment volume by line of business:
Consumer direct	$3,745,430	$5,539,862	$2,979,811
Third party origination (TPO)	—	—	327,373
Retail	3,414,638	3,399,174	1,605,158
Correspondent	—	—	990,646
Total	$7,160,068	$8,939,036	$5,902,988
Interest rate lock commitment volume by purpose (%):
Purchase	37.6%	22.4%	43.8%
Refinance	62.4%	77.6%	56.2%
Mortgage sales	$6,202,077	$6,235,149	4,554,962
Mortgage sale margin	2.97%	3.79%	2.12%
Closing volume	$6,300,892	$6,650,258	$4,540,652
Outstanding principal balance of mortgage loans serviced	$10,759,286	$9,787,657	$6,734,496
ATM and interchange fees increased $5.0 million to $19.9 million during the year ended December 31, 2021 as compared to $14.9 million for the year ended December 31, 2020. This increase is attributable to our growth in deposits and increased volume of transactions, which is partially attributed to our acquisitions completed in 2020. Though we have not yet experienced a decline, our interchange fee income is expected to decline beginning the second half of 2022 as a result of the Durbin amendment, which limits interchange fees banking institutions with asset sizes greater than $10 billion are permitted to charge.
Net gains from sales or write-downs of other real estate owned during the year ended December 31, 2021 amounted to $2.5 million compared with a loss during the year ended December 31, 2020 amounting to $1.5 million. This change was a result of specific sales and valuation transactions of other real estate during the respective periods. The gain in the current period was primarily the result of sale of one of our former branch locations, which had been vacated as a result of consolidating locations following our acquisitions.
Other noninterest income for the year ended December 31, 2021 increased $3.7 million to $19.0 million compared with $15.3 million for the year ended December 31, 2020. This includes gains associated with our commercial loans held for sale portfolio of $11.2 million for the year ended December 31, 2021 compared with $3.2 million for the million for the year ended December 31, 2020. This increase was offset by a decrease in interest rate swap fees of $3.5 million during the year ended December 31, 2021 which included a loss on the cancellation of an interest rate swap amounting to $1.5 million associated with a loan HFI that was resolved during the year.

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
The following table sets forth the components of noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Salaries, commissions and employee benefits	$248,318	$233,768	$152,084
Occupancy and equipment expense	22,733	18,979	15,641
Legal and professional fees	9,161	7,654	7,486
Data processing	9,987	11,390	10,589
Merger costs	—	34,879	5,385
Amortization of core deposit and other intangibles	5,473	5,323	4,339
Advertising	13,921	10,062	9,138
Other expense	63,974	55,030	40,179
Total noninterest expense	$373,567	$377,085	$244,841
Year ended December 31, 2021 compared to year ended December 31, 2020
Noninterest expense decreased by $3.5 million during the year ended December 31, 2021 to $373.6 million as compared to $377.1 million in the year ended December 31, 2020. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 66.5% and 62.0% of total noninterest expense in the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, salaries and employee benefits expense increased $14.6 million, or 6.2%, to $248.3 million as compared to $233.8 million for the year ended December 31, 2020. This increase was mainly due to an increase of $25.4 million in employee salaries driven by our increase in headcount as a result of our mergers and investment in additional revenue producers in our markets. Our full-time equivalent employees increased to 1,962 as of December 31, 2021 from 1,852 as of December 31, 2020. This increase was partially offset by a $14.6 million decrease in incentive compensation largely driven by the slowdown of mortgage production volume and decreased interest rate lock volume.
Costs resulting from our equity compensation grants during the years ended December 31, 2021 and 2020 amounted to $10.3 million and $10.2 million, respectively. Our one-time IPO RSU grants fully vested during the third quarter of 2021. Costs associated with these IPO grants made up $1.3 million and $2.2 million of equity compensation expense during the year ended December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2020, we began granting performance-based stock units, which resulted in $1.4 million and $1.0 million in expense included in our equity compensation expense during the years ended December 31, 2021 and 2020, respectively. For additional discussion regarding our equity compensation grants, see Note 23, "Stock Based Compensation" in the notes to our consolidated financial statements contained herein.
Occupancy and equipment expense increased $3.8 million to $22.7 million during the year ended December 31, 2021 as compared to $19.0 million in the year ended December 31, 2020. This increase is mostly related to increased leased property, maintenance, and depreciation costs which increased as a result of our merger activity and additional locations.
Merger costs amounted to $34.9 million for the year ended December 31, 2020 of which $2.3 million related to our acquisition and conversion of Farmers National and $32.4 million related to our acquisition and conversion of Franklin. There was no such merger activity during year ended December 31, 2021.
Advertising expense increased $3.9 million to $13.9 million during the year ended December 31, 2021 compared to $10.1 million during the year ended December 31, 2020. This increase is related to a $2.3 million increase in sponsorships and $1.8 million increase in advertising expense related to our overall growth.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $8.9 million during the year ended December 31, 2021 to $64.0 million compared to $55.0 million during the year ended December 31, 2020. The increase reflects a $7.5 million increase in software licenses and maintenance fees, a $2.0 million increase in mortgage servicing expenses and a $1.3 million increase in regulatory fees and other costs associated with our growth, including the impact of our 2020 acquisitions.
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
Our efficiency ratio was 64.9% and 66.4% for the years ended December 31, 2021 and 2020, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 65.8% and 59.2% for the years ended December 31, 2021 and 2020, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Our income tax expense was $52.8 million and $18.8 million for the years ended December 31, 2021 and 2020, respectively. This represents effective tax rates of 21.7% and 22.8% for the years ended December 31, 2021 and 2020, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, increased our effective tax rate by 3.5% and 3.8% for the years ended December 31, 2021 and 2020, respectively. Additionally, during the year ended December 31, 2021, our income tax expense was reduced by a $1.7 million tax benefit related to a change in the value of the net operating loss tax asset that was acquired from Franklin. This tax benefit decreased our effective tax rate by 1.4% for the year ended December 31, 2021.
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

Financial condition
The following discussion of our financial condition compares balances as of December 31, 2021 with December 31, 2020.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

		As of December 31,
	2021				2020
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial (1)	$2,060,028	$1,290,565	17%	$1,994,543	$1,346,122	19%
Construction	2,886,088	1,327,659	17%	2,130,207	1,222,220	17%
Residential real estate:
1-to-4 family	1,272,477	1,270,467	17%	1,109,085	1,089,270	15%
Line of credit	935,571	383,039	5%	806,895	408,211	6%
Multi-family	339,882	326,551	4%	224,705	175,676	2%
Commercial real estate:
Owner-Occupied	1,005,534	951,582	13%	1,085,070	924,841	13%
Non-Owner Occupied	1,839,990	1,730,165	23%	1,918,406	1,598,979	23%
Consumer and other	351,153	324,634	4%	358,254	317,640	5%
Total loans	$10,690,723	$7,604,662	100%	$9,627,165	$7,082,959	100%
(1)Includes $4.0 million and $212.6 million of PPP loans outstanding as of December 31, 2021 and 2020, respectively.
Our loans HFI portfolio is our most significant earning asset, comprising 60.4% and 63.2% of our total assets as of December 31, 2021 and 2020, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). At December 31, 2021 and 2020, loans held for investment included approximately $263.9 million and $206.8 million, respectively, related to purchased participation loans. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in the state of Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses. As of December 31, 2021 and 2020, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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

The table below shows concentration ratios for the Bank and Company as of December 31, 2021 and 2020.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
December 31, 2021
Construction	102.7%	99.8%
Commercial real estate	263.5%	256.0%
December 31, 2020
Construction	97.4%	101.6%
Commercial real estate	238.9%	249.3%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:

Commercial and industrial loans.
We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the Coronavirus Aid, Relief and Economic Security Act. The PPP is administered by the SBA, and loans we originated as part of the PPP may be forgiven by the SBA under a set of defined rules. These federally guaranteed loans were intended to provide up to 24 weeks of payroll and other operating costs as a source of aid to small- and medium-sized businesses. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future. Excluding PPP loans totaling $4.0 million and $212.6 million as of December 31, 2021 and 2020, respectively, our commercial and industrial loans comprised $1.29 billion, or 17%, and $1.13 billion, or 16%, respectively, of our loans held for investment.

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
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions

Consumer and other loans.
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

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of December 31, 2021. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five years to fifteen years	Maturing after fifteen years	Total
As of December 31, 2021
Commercial and industrial	$510,328	$583,122	$196,880	$235	$1,290,565
Commercial real estate:
Owner occupied	92,367	487,157	332,589	39,469	951,582
Non-owner occupied	91,856	870,222	716,963	51,124	1,730,165
Residential real estate:
1-to-4 family	68,840	370,316	358,129	473,182	1,270,467
Line of credit	29,601	78,484	274,073	881	383,039
Multi-family	39,129	156,185	109,891	21,346	326,551
Construction	679,011	476,816	163,173	8,659	1,327,659
Consumer and other	29,768	78,868	60,749	155,249	324,634
Total ($)	$1,540,900	$3,101,170	$2,212,447	$750,145	$7,604,662
Total (%)	20.2%	40.8%	29.1%	9.9%	100.0%

For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of December 31, 2021. As of December 31, 2021 and 2020, the Company had $21.5 million and $22.4 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2021
Commercial and industrial	$381,847	$398,390	$780,237
Commercial real estate:
Owner occupied	589,529	269,686	859,215
Non-owner occupied	765,484	872,825	1,638,309
Residential real estate:
1-to-4 family	973,365	228,262	1,201,627
Line of credit	3,183	350,255	353,438
Multi-family	129,322	158,100	287,422
Construction	265,191	383,457	648,648
Consumer and other	280,350	14,516	294,866
Total ($)	$3,388,271	$2,675,491	$6,063,762
Total (%)	55.9%	44.1%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2021.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2021
One year or less	$480,608	$1,060,292	$1,540,900
One to five years	1,822,180	1,278,990	3,101,170
Five to fifteen years	1,016,839	1,195,608	2,212,447
Over fifteen years	549,252	200,893	750,145
Total ($)	$3,868,879	$3,735,783	$7,604,662
Total (%)	50.9%	49.1%	100.0%

Of the loans shown above with floating interest rates, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing after five years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
As of December 31, 2021
Loans with current rates above floors:
1-25 bps	$88,177	20.60	$235,743	14.39	$174,627	10.94	$498,547	14.28
26-50 bps	9,100	49.80	3,575	48.27	35,658	47.18	48,333	47.76
51-75 bps	755	73.24	4,154	74.80	69,658	59.72	74,567	60.70
76-100 bps	1,208	100.00	1,856	84.18	4,534	97.84	7,598	94.85
101-125 bps	234	125.00	508	118.96	1,611	122.45	2,353	121.95
126-150 bps	47	145.95	11,028	135.80	2,454	149.10	13,529	138.25
151-200 bps	7,094	174.96	4,817	192.33	7,813	184.07	19,724	182.81
201-250 bps	65	239.97	241	248.81	10,986	243.32	11,292	243.42
251 bps and above	137	316.32	1,293	431.03	2,697	300.02	4,127	341.60
Total loans with current rates above floors	$106,817	35.41	$263,215	27.11	$310,038	44.13	$680,070	36.17
Loans at interest rate floors providing support:
1-25 bps	$117,646	24.21	$94,338	17.02	$35,345	17.49	$247,329	20.51
26-50 bps	90,371	47.76	94,652	47.07	118,737	46.70	303,760	47.13
51-75 bps	148,477	71.98	82,500	67.71	130,054	67.18	361,031	69.27
76-100 bps	43,117	98.79	89,653	87.25	76,285	89.36	209,055	90.40
101-125 bps	40,740	123.88	33,840	120.16	48,542	118.04	123,122	120.55
126-150 bps	24,860	143.94	42,531	138.22	64,598	138.44	131,989	139.40
151-200 bps	26,134	188.32	54,852	181.80	58,652	166.36	139,638	176.54
201-250 bps	519	235.18	32,146	226.11	20,369	228.11	53,034	226.97
251 bps and above	18,715	365.70	41,654	289.75	47,367	309.04	107,736	311.42
Total loans at interest rate floors providing support	$510,579	83.48	$566,166	103.72	$599,949	109.06	$1,676,694	99.47
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. As of December 31, 2021 and 2020, we had $63.0 million and $84.2 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.8 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $2.3 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

In addition to loans held for investment, nonperforming assets included commercial loans held for sale that were past due 90 days or more or not accruing interest. These nonperforming commercial loans held for sale represent a pool of shared national credits and institutional healthcare loans that were acquired during 2020 in our acquisition of Franklin and amounted to $5.2 million and $6.5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, other real estate owned included $3.3 million and $5.7 million, respectively, of excess land and facilities held for sale resulting from our acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $0.7 million and $1.2 million as of December 31, 2021 and 2020, respectively.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At December 31, 2021 and 2020, there were $94.6 million and $151.2 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheets as of December 31, 2021 or 2020.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	As of December 31,
(dollars in thousands)	2021	2020
Loan Type
Commercial and industrial	$1,583	$16,335
Construction	4,340	4,626
Residential real estate:
1-to-4 family mortgage	13,956	16,393
Residential line of credit	1,736	1,996
Multi-family mortgage	49	57
Commercial real estate:
Owner occupied	6,710	7,948
Non-owner occupied	14,084	12,471
Consumer and other	4,845	4,630
Total nonperforming loans held for investment	47,303	64,456
Loans held for sale	5,217	6,489
Other real estate owned	9,777	12,111
Other	686	1,170
Total nonperforming assets	$62,983	$84,226
Total nonperforming loans held for investment as a percentage of total loans HFI	0.62%	0.91%
Total nonperforming assets as a percentage of total assets	0.50%	0.75%
Total nonaccrual loans HFI as a percentage of loans HFI	0.47%	0.72%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.09%	0.12%
Loans restructured as troubled debt restructurings	$32,435	$15,988
Troubled debt restructurings as a percentage of total loans held for investment	0.43%	0.23%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of December 31, 2021 and 2020. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $26.5 million at December 31, 2021 as compared to $27.0 million at December 31, 2020.

Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further stipulated that a qualified loan modification was exempt by law from classification as a troubled debt restructuring, from the period beginning March 1, 2020 until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic is terminated. Section 541 of the CAA extended this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. This legislation expired on January 1, 2022.
We have numerous customers that experienced financial distress as a direct result of COVID-19, and in response we offered financial relief in the form of a payment deferral program. The majority of these modifications were consistent with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" and the CARES Act and did not qualify as TDRs. As of December 31, 2020, recorded balances in total loans in deferral status under this program amounted to $202.5 million. There were no such loans remaining in deferral status as of December 31, 2021. As of December 31, 2021 and 2020, the total amortized cost of loans that had previously been deferred as part of this program that were no longer in deferral status amounted to $1.19 billion and $1.40 billion, respectively.
Allowance for credit losses
Beginning January 1, 2020, with the adoption of CECL, we calculated the allowance for credit losses under the current expected credit losses methodology. Additional details surrounding the adoption in addition to transition disclosures can be found within our consolidated financial statements in Form 10-K filed March 12, 2021.
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters. See "Critical Accounting Estimates- Allowance for credit losses" for additional information regarding our methodology.

The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	As of December 31,
	2021			2020
(dollars in thousands)	Amount	% of Loans	ACL as a % of loans HFI category	Amount	% of Loans	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$15,751	17%	1.22%	$14,748	19%	1.10%
Construction	28,576	17%	2.15%	58,477	17%	4.78%
Residential real estate:
1-to-4 family mortgage	19,104	17%	1.50%	19,220	15%	1.76%
Residential line of credit	5,903	5%	1.54%	10,534	6%	2.58%
Multi-family mortgage	6,976	4%	2.14%	7,174	2%	4.08%
Commercial real estate:
Owner occupied	12,593	13%	1.32%	4,849	13%	0.52%
Non-owner occupied	25,768	23%	1.49%	44,147	23%	2.76%
Consumer and other	10,888	4%	3.35%	11,240	5%	3.54%
Total allowance	$125,559	100%	1.65%	$170,389	100%	2.41%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019(b)
Allowance for credit losses at beginning of period	$170,389	$31,139	$28,932
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	—	30,888	—
Impact of adopting ASC 326 on purchased credit deteriorated loans	—	558	—
Charge-offs:
Commercial and industrial	(4,036)	(11,735)	(2,930)
Construction	(30)	(18)	—
Residential real estate:
1-to-4 family mortgage	(154)	(403)	(220)
Residential line of credit	(18)	(22)	(309)
Multi-family mortgage	(1)	—	—
Commercial real estate:
Owner occupied	—	(304)	—
Non-owner occupied	(1,566)	(711)	(12)
Consumer and other	(2,063)	(2,112)	(2,481)
Total charge-offs	$(7,868)	$(15,305)	$(5,952)
Recoveries:
Commercial and industrial	$861	$1,712	$136
Construction	3	205	11
Residential real estate:
1-to-4 family mortgage	125	122	79
Residential line of credit	115	125	138
Multi-family mortgage	—	—	—
Commercial real estate:
Owner occupied	156	83	108
Non-owner occupied	—	—	—
Consumer and other	773	756	634
Total recoveries	$2,033	$3,003	$1,106
Net charge-offs	(5,835)	(12,302)	(4,846)
Provision for credit losses	(38,995)	94,606	7,053
Initial allowance for credit losses on loans purchased with credit deterioration	—	25,500	—
Allowance for credit losses at the end of period	$125,559	$170,389	$31,139
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.08)%	(0.22)%	(0.12)%
Allowance for credit losses as a percentage of loans at end of period(a)	1.65%	2.41%	0.71%
Allowance for credit losses as a percentage of nonaccrual loans HFI(a)	353.0%	335.7%	147.8%
Allowance for credit losses as a percentage of nonperforming loans at end of period(a)	265.4%	264.3%	117.0%
(a) Excludes reserve for credit losses on unfunded commitments of $14.4 million, $16.4 million recorded in accrued expenses and other liabilities at December 31, 2021 and 2020, respectively.
(b) Prior to adopting CECL on January 1, 2020, we calculated our allowance for loan losses using an incurred loss approach.

The following table details our provision for credit losses and net charge-offs to average loans outstanding by loan category during the periods indicated:

	Provision for credit losses	Net charge-offs	Average loans held for investment	Ratio of annualized net (charge offs) recoveries to average loans
(dollars in thousands)
Year ended December 31, 2021
Commercial and industrial	$4,178	$(3,175)	$1,271,476	(0.25)%
Construction	(29,874)	(27)	1,138,769	—%
Residential real estate:
1-to-4 family mortgage	(87)	(29)	1,130,019	—%
Residential line of credit	(4,728)	97	392,907	0.02%
Multi-family mortgage	(197)	(1)	310,874	—%
Commercial real estate::
Owner occupied	7,588	156	917,334	0.02%
Non-owner occupied	(16,813)	(1,566)	1,683,413	(0.09)%
Consumer and other	938	(1,290)	352,421	(0.37)%
Total	$(38,995)	$(5,835)	$7,197,213	(0.08)%
Year ended December 31, 2020
Commercial and industrial	$13,830	$(10,023)	$1,278,794	(0.78)%
Construction	40,807	187	787,881	0.02%
Residential real estate:
1-to-4 family mortgage	6,408	(281)	874,270	(0.03)%
Residential line of credit	5,649	103	301,449	0.03%
Multi-family mortgage	5,506	—	127,257	—%
Commercial real estate::
Owner occupied	(1,739)	(221)	708,874	(0.03)%
Non-owner occupied	17,789	(711)	1,239,644	(0.06)%
Consumer and other	6,356	(1,356)	303,663	(0.45)%
Total	$94,606	$(12,302)	$5,621,832	(0.22)%
Year ended December 31, 2019
Commercial and industrial	$2,251	$(2,794)	$959,073	(0.29)%
Construction	454	11	524,386	—%
Residential real estate:
1-to-4 family mortgage	(175)	(141)	644,006	(0.02)%
Residential line of credit	112	(171)	209,843	(0.08)%
Multi-family mortgage	(22)	—	72,673	—%
Commercial real estate::
Owner occupied	869	108	528,124	0.02%
Non-owner occupied	484	(12)	944,333	—%
Consumer and other	3,080	(1,847)	267,152	(0.69)%
Total	$7,053	$(4,846)	$4,149,590	(0.12)%
The allowance for credit losses was $125.6 million and $170.4 million and represented 1.65% and 2.41% of loans held for investment as of December 31, 2021 and 2020, respectively. Excluding PPP loans with a recorded investment totaling $212.6 million, our ACL as a percentage of total loans held for investment would have been 7 basis points higher as of December 31, 2020. There was no ACL attributable to PPP loan balances of $4.0 million outstanding as of December 31, 2021. PPP loans are federally guaranteed as part of the CARES Act, provided the remaining PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
The primary reason for the decrease in the allowance for credit losses is due to changes in reasonable and supportable forecasts of macroeconomic variables during the year ended December 31, 2021, which resulted in projected decrease in lifetime losses and overall decrease in the ACL. Specifically, we performed additional qualitative evaluations for certain categories within our loan portfolio, in line with our established qualitative framework. This includes, but not limited to, the following: weighting the impact of the current economic outlook, status of federal government stimulus programs, and identifying specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. Specific industries subject to increased monitoring as a result of the COVID-19 pandemic included loans within retail lending, healthcare, hotel, transportation, restaurants and other leisure and recreational industries. As of December 31, 2021, our evaluation showed an improvement when compared to December 31, 2020, resulting in lower loss rates from improving economic variables. Additionally, we experienced an improvement in credit quality indicators including lower nonaccrual loans, lower special mention and classified assets, and lower past due loans compared to December 31, 2020. Charge-offs were most concentrated in our commercial and industrial portfolio, with a single relationship representing approximately 67% of loans within that segment. Continued loan growth or a decrease in net charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, our ACL is more sensitive to changes in CECL model assumptions and inputs, creating greater volatility in the amount of ACL recorded.
We also maintain an allowance for credit losses on unfunded commitments, which decreased to $14.4 million as of December 31, 2021 from $16.4 million as of December 31, 2020, also as a result of the improving macroeconomic forecasts incorporated into our CECL loss rate model.
Loans held for sale
Commercial loans held for sale
On August 15, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company has elected to account for as held for sale. The loans had a fair value of $79.3 million as of December 31, 2021 compared to $215.4 million as of December 31, 2020. The decrease is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs. This decrease also includes a gain of $4.9 million recognized on the change in fair value of the portfolio; in addition, the Company recognized a gain of $6.3 million related to the pay-off of a loan that had been partially charged off prior to acquisition of the portfolio. These items resulted in a total gain of $11.2 million for the year ended December 31, 2021 which is included in 'other noninterest income' on the consolidated statement of income. This compares to gains on changes in fair value for the year ended December 31, 2020 of $3.2 million for valuation changes from the August 15, 2020 acquisition date through December 31, 2020.
Mortgage loans held for sale
Mortgage loans held for sale were $672.9 million at December 31, 2021 compared to $683.8 million at December 31, 2020. Interest rate lock volume for the years ended December 31, 2021 and 2020, totaled $7.16 billion and $8.94 billion, respectively. Generally, mortgage volume increases in lower interest rate environments and robust housing markets and decreases in rising interest rate environments and slower housing markets. The decrease in interest rate lock volume during the year ended December 31, 2021 reflects the slow down experienced across the industry compared with the year ended December 31, 2020 which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. Interest rate lock commitments in the pipeline were $0.49 billion as of December 31, 2021 compared with $1.19 billion as of December 31, 2020.
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
Total deposits were $10.84 billion and $9.46 billion as of December 31, 2021 and 2020, respectively. Noninterest-bearing deposits at December 31, 2021 and 2020 were $2.74 billion and $2.27 billion, respectively, while interest-bearing deposits were $8.10 billion and $7.18 billion at December 31, 2021 and 2020, respectively. This deposit growth includes increases of $926.9 million and $164.1 million in interest-bearing demand and money market deposits, respectively, in each case compared to December 31, 2020. This was offset by declines in customer time and brokered and internet time deposits of $272.1 million and $34.1 million, respectively, in each case as of December 31, 2021 compared to balances as of December 31, 2020. This change in deposit composition is a result of our balance sheet management and focus on replacing time deposits with less costly funding sources.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $127.6 million and $148.0 million at December 31, 2021 and 2020, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $2.29 billion at December 31, 2021, compared to $1.68 billion at December 31, 2020.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 24, "Related party transactions" in the notes to our consolidated financial statements included in this Report.
Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of December 31,
	2021			2020			2019
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,740,214	26%	—%	$2,274,103	24%	—%	$1,208,175	25%	—%
Interest-bearing demand	3,418,666	32%	0.35%	2,491,765	26%	0.61%	1,014,875	21%	0.92%
Money market	3,066,347	28%	0.36%	2,902,230	30%	0.76%	1,306,913	26%	1.42%
Savings deposits	480,589	4%	0.06%	352,685	4%	0.08%	213,122	4%	0.15%
Customer time deposits	1,103,594	10%	0.67%	1,375,695	15%	1.52%	1,171,502	24%	2.09%
Brokered and internet time deposits	27,487	—%	1.69%	61,559	1%	0.90%	20,351	—%	2.27%
Total deposits	$10,836,897	100%	0.30%	$9,458,037	100%	0.62%	$4,934,938	100%	1.10%

Total Uninsured Deposits	$4,877,819	45%		$4,957,766	52%		$1,944,373	39%

Customer Time Deposits
0.00-0.50%	$792,020	72%		$454,429	34%		$18,919	1%
0.51-1.00%	97,644	9%		253,883	18%		140,682	12%
1.01-1.50%	78,539	7%		155,755	11%		55,557	5%
1.51-2.00%	36,090	3%		169,414	12%		338,997	29%
2.01-2.50%	44,653	4%		159,699	12%		312,528	27%
Above 2.50%	54,648	5%		182,515	13%		304,819	26%
Total customer time deposits	$1,103,594	100%		$1,375,695	100%		$1,171,502	100%
Brokered and Internet Time Deposits
0.00-0.50%	$99	—%		$—	—%		$—	—%
0.51-1.00%	—	—%		—	—%		—	—%
1.01-1.50%	595	2%		5,660	9%		8,453	42%
1.51-2.00%	16,358	60%		42,311	69%		9,368	46%
2.01-2.50%	4,464	16%		5,312	9%		2,182	11%
Above 2.50%	5,971	22%		8,276	13%		348	1%
Total brokered and internet time deposits	$27,487	100%		$61,559	100%		$20,351	100%
Total time deposits	$1,131,081			$1,437,254			$1,191,853
At December 31, 2021, we held an estimated $4.88 billion in uninsured deposits. As of December 31, 2021, time deposits in excess of the FDIC insurance limit and the estimated portion of time deposits outstanding that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Individual Instruments in Denominations that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
Months to maturity:
Three or less	$62,643	$60,537
Over Three to Six	69,837	71,761
Over Six to Twelve	77,878	77,909
Over Twelve	92,931	91,883
Total	$303,289	$302,090

Other Earning Assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in the current low rate environment. Additionally, we believe it positions us more favorably for a potential rising interest rate environment in the future. Securities purchased under agreements to resell totaled $74.2 million at December 31, 2021. There were no such securities outstanding as of December 31, 2020.
Investment portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various lines of credit and other borrowings. The investment objectives guide the portfolio allocation among securities types, maturities, and other attributes.
The fair value of our available-for-sale debt securities portfolio at December 31, 2021 was $1.68 billion compared to $1.17 billion at December 31, 2020. As of December 31, 2021 and 2020, the Company had $3.4 million and $4.6 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds.
During the years ended December 31, 2021 and 2020, we purchased $847.2 million and $425.0 million in investment securities, respectively (excluding those acquired from Farmers National and merged from Franklin during the year ended December 31, 2020). The trade value of available-for-sale securities sold was $8.9 million during the year ended December 31, 2021 compared to $146.5 million during the year ended December 31, 2020. During the years ended December 31, 2021 and 2020, maturities and calls of securities totaled $296.3 million and $220.5 million, respectively.
As of December 31, 2021 and 2020, net unrealized gains of $4.7 million and $34.6 million, respectively, were included in the fair value of available-for-sale debt securities. During the years ended December 31, 2021 and 2020, the change in the fair value of equity securities and gain on sale resulted in a net gain of $198 thousand and $296 thousand, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	As of December 31,
	2021			2020
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$—	—%	—%	$16,628	1.4%	1.57%
Maturing in one to five years	14,908	0.9%	1.24%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	14,908	0.9%	1.24%	16,628	1.4%	1.57%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	20,141	1.2%	1.33%	—	—%	—%
Maturing in five to ten years	13,729	0.8%	1.40%	2,003	0.2%	2.64%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	33,870	2.0%	1.36%	2,003	0.2%	2.64%
Municipal securities:
Maturing within one year	21,884	1.3%	1.26%	19,034	1.6%	1.07%
Maturing in one to five years	19,903	1.2%	2.05%	24,184	2.1%	2.06%
Maturing in five to ten years	27,086	1.6%	3.38%	37,313	3.2%	2.76%
Maturing after ten years	269,737	16.1%	3.14%	275,798	23.5%	3.12%
Total obligations of state and municipal subdivisions	338,610	20.2%	2.97%	356,329	30.4%	3.07%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	4,041	0.2%	2.55%	2,975	0.3%	3.12%
Maturing in five to ten years	17,368	1.0%	2.28%	30,596	2.6%	2.47%
Maturing after ten years	1,263,213	75.3%	1.51%	761,353	64.9%	1.45%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	1,284,622	76.5%	1.53%	794,924	67.8%	1.50%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	355	—%	5.06%	500	—%	5.00%
Maturing in five to ten years	6,160	0.4%	4.05%	2,016	0.2%	4.19%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	6,515	0.4%	4.13%	2,516	0.2%	4.35%
Total available-for-sale debt securities	$1,678,525	100.0%	1.83%	$1,172,400	100.0%	2.29%
(1)Yields on a tax-equivalent basis.
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
Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds. Borrowings can include securities sold under agreements to repurchase, lines of credit, advances from the FHLB, federal funds purchased, and subordinated debt.

Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $40.7 million and $32.2 million at December 31, 2021 and 2020, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of December 31, 2021 and 2020, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (3.37% and 3.40% at December 31, 2021 and 2020, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (3.47% and 3.50% at December 31, 2021 and 2020, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option. The Company classified both debentures as additional Tier 1 capital as of December 31, 2021 and 2020.
Additionally, during 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company has classified the issuance, net of unamortized issuance costs of $1.4 million and $1.8 million, as Tier 2 capital at December 31, 2021 and 2020, respectively.
We also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued by Franklin in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). During the year ended December 31, 2021, we redeemed the two issues of subordinated debt in full. Additionally, during the year ended December 31, 2021, we recorded accretion of a purchase accounting premium of $369 thousand and $436 thousand, respectively, as a reduction to interest expense on borrowings. There was $60.0 million related to these issuances included as Tier 2 capital as of December 31, 2020.
Other borrowings
During the year ended December 31, 2020, we initiated a credit line in the amount of $20.0 million and borrowed $15.0 million against the line to fund the cash consideration paid in connection with the Farmers National transaction. The line of credit matured on February 21, 2021 and was repaid in full. Other borrowings on our consolidated balance sheets also includes our finance lease liability totaling $1.5 million and $1.6 million as of December 31, 2021 and 2020, respectively. See Note 9, "Leases" within the Notes to our consolidated financial statements for additional information regarding our finance lease.
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
Considering uncertainty surrounding the COVID-19 pandemic, we have taken steps to ensure adequate liquidity and access to funding sources. To date, we have not seen significant pressure on liquidity or sources of funding as a result of the pandemic and have maintained higher than typical levels of liquidity in cash and cash equivalents to allow for flexibility.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of December 31, 2021 and 2020, securities with a carrying value of $1.23 billion and $0.80 billion, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, reverse repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances or other advances with the FHLB as of December 31, 2021 or 2020. There was $1.23 billion and $1.18 billion as of December 31, 2021 and 2020, respectively available to borrow against.
We also maintain lines of credit with other commercial banks totaling $325.0 million and $335.0 million as of December 31, 2021 and 2020, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against the lines as of December 31, 2021 or 2020. Additionally, as of December 31, 2021, we had an additional $50.0 million available through the promontory network. No such line was available as of December 31, 2020.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of December 31, 2021 and 2020, $170.8 million and $185.7 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2021, there were $122.5 million in cash dividends approved by the board for payment from the Bank to the holding company. During the year ended December 31, 2020, the board approved a quarterly dividend from the Bank to the holding company amounting to approximately $48.8 million. None of these required approval from the TDFI. Subsequent to December 31, 2021, the board approved a dividend from the Bank to the holding company for $17.3 million that also did not require approval from the TDFI.
During the year ended December 31, 2021, the Company declared and paid shareholder dividends of $0.44 per share, or $21.2 million, respectively. During the year ended December 31, 2020, the Company declared and paid dividends of $0.36 per share, or $14.5 million, respectively. Subsequent to December 31, 2021, the Company declared a quarterly dividend in the amount of $0.13 per share, payable on February 22, 2022, to stockholders of record as of February 8, 2022.
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 initial public offering, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company's common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the year ended December 31, 2021, the Company paid $0.6 million under this agreement related to the secondary offering completed during the second quarter of 2021. No such expenses were incurred during the year ended December 31, 2020.
Shareholders’ equity and capital management
Our total shareholders’ equity was $1.43 billion at December 31, 2021 and $1.29 billion at December 31, 2020. Book value per share was $30.13 at December 31, 2021 and $27.35 at December 31, 2020, respectively. The growth in shareholders’ equity during 2021 was primarily attributable to earnings retention, partially offset by changes in accumulated other comprehensive income, declared dividends and activity related to equity-based compensation.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of December 31, 2021 and 2020, we met all capital adequacy requirements for which we are subject. See additional discussion regarding our capital adequacy and ratios at within Note 21, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.
Critical accounting estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and general practices within the banking industry. A summary of our accounting policies is included in "Part II- Item 8. Financial Statements and Supplementary Data - Note 1, "Basis of Presentation" of this Report. Certain of these policies require management to apply significant judgement and estimates, which can have a material impact on the carrying value of certain assets and liabilities, and we consider the below policies to be our critical accounting policies.
Allowance for credit losses
Description of policy and management's estimates:
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
Sensitivity of estimates:
Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances associated with particular situations. Determining the ACL is complex and requires judgement by management about the effect of matters that are inherently uncertain. While management utilizes its best judgment and information available, the ultimate adequacy of the Company's ACL is dependent on a variety of factors beyond its control, including the performance of the portfolios and macroeconomic variables that go into economic forecasts provided by a third party. Management selects the macroeconomic forecast that is most reflective of expectations as of the evaluation date and changes to these variables could cause a significant increase or decrease in the level of ACL. Given the nature of the many factors, forecasts and assumptions in the ACL methodology, it is not possible to provide meaningful estimates of the impact of any such potential change.
Additional discussion can be found under the subheading "Asset quality" contained within management's discussion and analysis and within the notes to our consolidated financial statements contained herein, including Note 1, "Basis of Presentation" and Note 5, "Loans and allowance for credit losses".
Fair Value Measurements
Description of policy and management's estimates:
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
However, if we do not intend to sell the security and it is not more likely than not to be required to sell the security before recovery of its amortized cost basis, the difference between the amortized cost and the fair value is separated into the amount representing the credit loss and the amount related to all other factors. If we determine a decline in fair value below the amortized cost basis of an available-for-sale investment security has resulted from credit related factors, we record a credit loss through an allowance for credit losses. The allowance for credit losses is limited by the amount that the fair value is less than amortized cost. The amount of the allowance for credit losses is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the impairment related to other, non-credit related, factors is recognized in other comprehensive income, net of applicable taxes.
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
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When we are deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for investment, regardless of whether we intend to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. When repurchased, after meeting certain performance criteria, the loans are transferred to loans held for sale at fair value and are able to be regrouped into a new Ginnie Mae guaranteed security.
The Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that the Company accounts for as held for sale. The Company elects the fair value option for recording commercial loans held for sale and the fair value is determined using current secondary market prices for loans with similar characteristics. The fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. Changes in fair value from the acquisition date fair value is booked through the mark-to-market using a third party fair value model and included in 'other noninterest income' on the consolidated statement of income.
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
A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. See Note. 18, "Fair Value" in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.
Sensitivity of estimates:
Management applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for those items. Quoted market prices are referred to when estimating fair values for certain assets, including most investment securities, while secondary market pricing is referred to in estimating the fair value of mortgage loans held for sale. For those items which an observable liquid market does not exist, management utilizes significant estimates and assumption to value such items. These valuations require the use of various assumptions, including, among others, estimating prepayment speeds, discount rates, cash flows, default rates, cost of servicing, and liquidation values, which are also subject to economic variables. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that require recognition of a loss in the consolidated statement of income. The use of different assumptions could produce significantly different results, which could have a significant impact on the Company’s results of operations, financial condition or disclosures.

Due to the number of estimates and judgments management applies, it is not possible to provide meaningful estimates of all those assets and liabilities measured at fair value. A sensitivity analysis on changes to key assumptions in determination of fair value of our mortgage servicing rights is included within Note 10, "Mortgage servicing rights" in the notes to the consolidated financial statements contained herein.
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
We monitor the impact of changes in interest rates on our net interest income and economic value of equity using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. Economic Value of Equity measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in affect over the life of the current balance sheet. For purposes of calculating EVE, a zero percent floor is assumed on discount factors.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
	Net interest income (1)
	Year 1		Year 2
Change in interest rates	December 31,		December 31,
(in basis points)	2021	2020	2021	2020
+400	40.9%	46.8%	54.8%	52.3%
+300	30.2%	34.8%	40.8%	39.1%
+200	20.9%	22.8%	28.3%	26.1%
+100	10.8%	10.7%	14.7%	12.9%
-100	(6.32)%	(3.80)%	(10.2)%	(6.80)%
-200	(8.73)%	(3.80)%	(13.5)%	(6.80)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	December 31,
(in basis points)	2021	2020
+400	5.30%	40.0%
+300	5.67%	32.8%
+200	5.72%	24.2%
+100	3.90%	13.2%
-100	(8.13)%	(6.40)%
-200	(21.4)%	(6.29)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of December 31, 2021 and 2020 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. The COVID-19 pandemic resulted in unprecedented monetary stimulus from the Federal Reserve, which included, but was not limited to, a 150 basis point decrease in the federal funds target rate. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should continue to mitigate some of this pressure in the near term.
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
For more information about our derivative financial instruments, see Note 17, “Derivatives” in the notes to our consolidated financial statements.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report on Management’s Assessment of Internal Control over Financial Reporting
The management of FB Financial Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making the assessment, management used the “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment management has determined that, as of December 31, 2021, the Company's internal control over financial reporting is effective based on the COSO 2013 framework. Additionally, based upon management's assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of FB Financial Corporation
Nashville, Tennessee
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of FB Financial Corporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts and Qualitative Adjustments
As described in Note 1, "Basis of presentation" and Note 5, "Loans and allowance for credit losses", the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. The allowance for credit losses (“ACL”) on loans at December 31, 2021 and 2020 was $125.6 million and $170.4 million, respectively. The provision for credit losses on loans at December 31, 2021 and 2020 was $(39.0) million and $94.6 million, respectively.
The Company calculated an expected credit loss using a lifetime loss rate methodology. The Company utilizes probability-weighted forecasts that are developed by a third-party vendor, which consider multiple macroeconomic variables that are applicable to the type of loan. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. The Company's loss rate models then estimate the lifetime loss rate for pools of loans by combining the calculated loss rate based on each variable within the model (including the macroeconomic variables). The lifetime loss rate for the pool is then multiplied by the loan balances to determine the expected credit losses on the pool. The Company then considers the need to qualitatively adjust its modeled quantitative expected credit loss estimate for information not already captured in the model loss estimation process.
The audit procedures over the determination of forecast scenarios involved a high degree of auditor judgment and required significant audit effort, including the use of more experienced audit personnel and our valuation specialists due to its complexity. Additionally, the audit procedures over the qualitative adjustments utilized in management’s methodology involved challenging and subjective auditor judgment. Therefore, we identified the following as a critical audit matter: a) auditing the forecasted macroeconomic scenario and b) auditing the identification and application of qualitative adjustments to the ACL model.
The primary audit procedures we performed to address this critical audit matter included the following:
•Tested the operating effectiveness of controls specific to:
◦Determining the reasonableness of the forecasted macroeconomic scenario used in the model,
◦The identification and application of qualitative adjustments to the ACL model,
◦The mathematical accuracy of the qualitative adjustments to the ACL model,
◦The relevance and reliability of data used by the Company’s third-party vendor to develop forecast scenarios.
◦The Company’s allowance committee’s oversight and review of the overall ACL.
•Evaluated management’s judgments in the selection and application of the forecasted macroeconomic scenarios.
•Used the work of specialists to assist in evaluating the relevance and reliability of data used by the Company’s third-party vendor to develop forecast scenarios.
•Evaluated management’s judgments in the identification and application of qualitative adjustments to the ACL model.
•Tested the completeness and accuracy of the data used in the qualitative adjustments to the ACL model

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Franklin, Tennessee
February 25, 2022

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$91,333	$110,991
Federal funds sold and reverse repurchase agreements	128,087	121,153
Interest-bearing deposits in financial institutions	1,578,320	1,085,754
Cash and cash equivalents	1,797,740	1,317,898
Investments:
Available-for-sale debt securities, at fair value	1,678,525	1,172,400
Equity securities, at fair value	3,367	4,591
Federal Home Loan Bank stock, at cost	32,217	31,232
Loans held for sale, at fair value	752,223	899,173
Loans	7,604,662	7,082,959
Less: allowance for credit losses	125,559	170,389
Net loans	7,479,103	6,912,570
Premises and equipment, net	143,739	145,115
Other real estate owned, net	9,777	12,111
Operating lease right-of-use assets	41,686	49,537
Interest receivable	38,528	43,603
Mortgage servicing rights, at fair value	115,512	79,997
Goodwill	242,561	242,561
Core deposit and other intangibles, net	16,953	22,426
Bank-owned life insurance	73,519	71,977
Other assets	172,236	202,139
Total assets	$12,597,686	$11,207,330
LIABILITIES
Deposits
Noninterest-bearing	$2,740,214	$2,274,103
Interest-bearing checking	3,418,666	2,491,765
Money market and savings	3,546,936	3,254,915
Customer time deposits	1,103,594	1,375,695
Brokered and internet time deposits	27,487	61,559
Total deposits	10,836,897	9,458,037
Borrowings	171,778	238,324
Operating lease liabilities	46,367	55,187
Accrued expenses and other liabilities	109,949	164,400
Total liabilities	11,164,991	9,915,948
Commitments and contingencies (Note 16)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 47,549,241 and 47,220,743 shares issued and outstanding at December 31, 2021 and 2020, respectively	47,549	47,222
Additional paid-in capital	892,529	898,847
Retained earnings	486,666	317,625
Accumulated other comprehensive income, net	5,858	27,595
Total FB Financial Corporation common shareholders' equity	1,432,602	1,291,289
Noncontrolling interest	93	93
Total equity	1,432,695	1,291,382
Total liabilities and shareholders' equity	$12,597,686	$11,207,330
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands except share and per share amounts)

5

	Year Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$359,262	$294,596	$260,458
Interest on securities
Taxable	15,186	10,267	13,223
Tax-exempt	7,657	7,076	4,805
Other	2,893	2,705	4,051
Total interest income	384,998	314,644	282,537

Interest expense:
Deposits	30,189	42,859	51,568
Borrowings	7,439	6,127	4,933
Total interest expense	37,628	48,986	56,501
Net interest income	347,370	265,658	226,036
Provision for credit losses	(38,995)	94,606	7,053
Provision for credit losses on unfunded commitments	(1,998)	13,361	—
Net interest income after provisions for credit losses	388,363	157,691	218,983

Noninterest income:
Mortgage banking income	167,565	255,328	100,916
Service charges on deposit accounts	10,034	9,160	9,479
ATM and interchange fees	19,900	14,915	12,161
Investment services and trust income	8,558	7,080	5,244
Gain from securities, net	324	1,631	57
Gain (loss) on sales or write-downs of other real estate owned	2,504	(1,491)	545
Gain (loss) from other assets	323	(90)	(104)
Other income	19,047	15,322	7,099
Total noninterest income	228,255	301,855	135,397

Noninterest expenses:
Salaries, commissions and employee benefits	248,318	233,768	152,084
Occupancy and equipment expense	22,733	18,979	15,641
Legal and professional fees	9,161	7,654	7,486
Data processing	9,987	11,390	10,589
Merger costs	—	34,879	5,385
Amortization of core deposit and other intangibles	5,473	5,323	4,339
Advertising	13,921	10,062	9,138
Other expense	63,974	55,030	40,179
Total noninterest expense	373,567	377,085	244,841

Income before income taxes	243,051	82,461	109,539
Income tax expense	52,750	18,832	25,725
Net income applicable to FB Financial Corporation and noncontrolling interest	190,301	63,629	$83,814
Net income applicable to noncontrolling interest	16	8	—
Net income applicable to FB Financial Corporation	$190,285	$63,621	$83,814

Earnings per common share
Basic	$4.01	$1.69	$2.70
Diluted	$3.97	$1.67	$2.65
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$190,301	$63,629	$83,814
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of tax (benefits) expenses of $(7,224), $5,781 and $6,227	(22,475)	18,430	17,693
Reclassification adjustment for (gain) loss on sale of securities included in net income, net of tax expenses (benefits) of $33, $348 and $(24)	(93)	(987)	67
Net change in unrealized loss in hedging activities, net of tax expenses (benefits) of $293, $(363) and $(322)	831	(1,031)	(914)
Reclassification adjustment for gain on hedging activities, net of tax expenses of $0, $337 and $170	—	(955)	(481)
Total other comprehensive (loss) income, net of tax	(21,737)	15,457	16,365
Comprehensive income	168,564	79,086	100,179
Comprehensive income applicable to noncontrolling interest	16	8	—
Comprehensive income applicable to FB Financial Corporation	$168,548	$79,078	$100,179
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at December 31, 2018	$30,725	$424,146	$221,213	$(4,227)	$671,857	$—	$671,857
Cumulative effect of change in accounting principle	—	—	(1,309)	—	(1,309)	—	(1,309)
Balance at January 1, 2019	$30,725	$424,146	$219,904	$(4,227)	$670,548	$—	$670,548
Net income	—	—	83,814	—	83,814	—	83,814
Other comprehensive income, net of taxes	—	—	—	16,365	16,365	—	16,365
Stock based compensation expense	12	7,077	—	—	7,089	—	7,089
Restricted stock units vested and distributed, net of shares withheld	274	(6,371)	—	—	(6,097)	—	(6,097)
Shares issued under employee stock purchase program	23	781	—	—	804	—	804
Dividends declared ($0.32 per share)	—	—	(10,194)	—	(10,194)	—	(10,194)
Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329	$—	$762,329
Cumulative effect of change in accounting principle	—	—	(25,018)	—	(25,018)	—	(25,018)
Balance at January 1, 2020	$31,034	$425,633	$268,506	$12,138	$737,311	$—	$737,311
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	63,621	—	63,621	8	63,629
Other comprehensive income, net of taxes	—	—	—	15,457	15,457	—	15,457
Common stock issued in connection with acquisition of FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847	—	34,847
Common stock issued in connection with acquisition of Franklin Financial Network, Inc., net of registration costs (See Note 2)	15,058	429,815	—	—	444,873	93	444,966
Stock based compensation expense	22	10,192	—	—	10,214	—	10,214
Restricted stock units vested and distributed, net of shares withheld	123	(1,633)	—	—	(1,510)	—	(1,510)
Shares issued under employee stock purchase program	30	948	—	—	978	—	978
Dividends declared ($0.36 per share)	—	—	(14,502)	—	(14,502)	—	(14,502)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	190,285	—	190,285	16	190,301
Other comprehensive income, net of taxes	—	—	—	(21,737)	(21,737)	—	(21,737)
Repurchase of common stock	(179)	(7,416)	—	—	(7,595)	—	(7,595)
Stock based compensation expense	7	10,275	—	—	10,282	—	10,282
Restricted stock units vested and distributed, net of shares withheld	462	(10,620)	—	—	(10,158)	—	(10,158)
Shares issued under employee stock purchase program	37	1,443	—	—	1,480	—	1,480
Dividends declared ($0.44 per share)	—	—	(21,244)	—	(21,244)	—	(21,244)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2021	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$190,301	$63,629	$83,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and software	8,416	7,536	5,176
Amortization of core deposit and other intangibles	5,473	5,323	4,339
Capitalization of mortgage servicing rights	(39,018)	(47,025)	(42,151)
Net change in fair value of mortgage servicing rights	3,503	47,660	26,299
Stock-based compensation expense	10,282	10,214	7,089
Provision for credit losses	(38,995)	94,606	7,053
Provision for credit losses on unfunded commitments	(1,998)	13,361	—
Provision for mortgage loan repurchases	(766)	2,607	362
Amortization (accretion) of premiums and discounts on acquired loans, net	853	(3,788)	(8,556)
Accretion of discounts and amortization of premiums on securities, net	8,777	7,382	3,026
Gain from securities, net	(324)	(1,631)	(57)
Originations of loans held for sale	(6,300,892)	(6,650,258)	(4,540,652)
Repurchases of loans held for sale	(487)	—	(9,919)
Proceeds from sale of loans held for sale	6,387,110	6,487,809	4,662,728
Gain on sale and change in fair value of loans held for sale	(161,964)	(270,802)	(100,228)
Net (gain) loss or write-downs of other real estate owned	(2,504)	1,491	(545)
(Gain) loss on other assets	(323)	90	104
Relief of goodwill	—	—	100
Provision for deferred income taxes	30,770	(25,530)	(1,916)
Earnings on bank-owned life insurance	(1,542)	(1,556)	(242)
Changes in:
Operating leases	(969)	2,664	—
Other assets and interest receivable	59,283	(57,316)	(44,938)
Accrued expenses and other liabilities	(100,108)	43,532	13,019
Net cash provided by (used in) operating activities	54,878	(270,002)	63,905
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	8,855	146,494	24,498
Maturities, prepayments and calls	296,256	220,549	113,018
Purchases	(847,212)	(424,971)	(151,425)
Net change in loans	(457,042)	4,383	(364,975)
Net change in commercial loans held for sale	147,276	114,031	—
Sales of FHLB stock	4,294	—	—
Purchases of FHLB stock	(5,279)	(515)	(2,544)
Proceeds from sale of mortgage servicing rights	—	—	29,160
Purchases of premises and equipment	(6,102)	(5,934)	(6,812)
Proceeds from the sale of premises and equipment	—	—	1,275
Proceeds from the sale of other real estate owned	9,396	6,937	3,860
Proceeds from bank-owned life insurance	—	715	—
Net cash acquired in business combinations	—	248,447	171,032
Net cash (used in) provided by investing activities	(849,558)	310,136	(182,913)
Cash flows from financing activities:
Net increase in demand deposits	1,685,033	1,519,868	249,348
Net decrease in time deposits	(306,173)	(328,035)	(75,004)
Net increase (decrease) in securities sold under agreements to repurchase	8,517	5,262	(908)
Payments on FHLB advances	—	(250,000)	—
Proceeds from FHLB advances	—	—	68,235
Issuance of subordinated debt, net of issuance costs	—	98,189	—
Payments on subordinated debt	(60,000)	—	—
Accretion of subordinated debt fair value premium and amortization of issuance costs, net	17	(397)	—
(Payments on) proceeds from other borrowings	(15,000)	15,000	—
Share based compensation withholding payments	(10,158)	(1,510)	(6,097)
Net proceeds from sale of common stock under employee stock purchase program	1,480	978	804
Repurchase of common stock	(7,595)	—	—
Dividends paid	(21,583)	(14,264)	(10,045)
Noncontrolling interest distribution	(16)	(8)	—
Net cash provided by financing activities	1,274,522	1,045,083	226,333
Net change in cash and cash equivalents	479,842	1,085,217	107,325
Cash and cash equivalents at beginning of the period	1,317,898	232,681	125,356
Cash and cash equivalents at end of the period	$1,797,740	$1,317,898	$232,681
Supplemental cash flow information:
Interest paid	$41,238	$48,679	$55,051
Taxes paid	61,693	20,419	25,290
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$5,262	$2,746	$5,487
Transfers from other real estate owned to premises and equipment	—	841	—
Transfers from premises and equipment to other real estate owned	—	—	4,290
Loans provided for sales of other real estate owned	704	305	166
Transfers from loans to loans held for sale	10,408	11,483	7,981
Transfers from loans held for sale to loans	86,315	55,766	12,259
Stock consideration paid in business combination	—	480,867	—
Dividends declared not paid on restricted stock units	400	238	149
Decrease to retained earnings for adoption of new accounting standards	—	25,018	1,309
Right-of-use assets obtained in exchange for operating lease liabilities	970	2,393	37,916
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (1)—Basis of presentation:
(A) Organization and Company overview:
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The consolidated financial statements include the Company and its wholly-owned subsidiaries, FirstBank (the "Bank") and FirstBank Risk Management, Inc. The Bank operates through 82 full-service branches throughout Tennessee, southern Kentucky, north Alabama, and north Georgia, and a national online mortgage business with office locations across the Southeast, which primarily originates mortgage loans to be sold in the secondary market.
The Bank is subject to competition from other financial services companies and financial institutions. The Company and the Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. See "Supervision and regulation" in part 1, item 1, for more details regarding regulatory oversight.
As of December 31, 2021, the Company ceased to qualify as an emerging growth company as defined by the "Jumpstart Our Business Startups Act".
As previously disclosed, the COVID-19 health pandemic has created financial disruptions including rapid decreases in commercial and consumer activity, increases in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. During the year ended December 31, 2021, the Company experienced a slow improvement in commerce through much of its footprint, with many restrictions being lifted and vaccinations becoming more widely available. Despite the pickup in economic activity, commercial and consumer activity has not returned to pre-pandemic levels. Concern remains regarding the potential impact that resurgences and new virus variants may have on the global economy, the efficacy of available vaccines and boosters to protect against widespread infection, persistent supply chain delays and other political and economic variables. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.
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
The consolidated financial statements include the accounts of the Company, FBRM, the Bank, and its’ wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or shareholders’ equity.
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
(D) Cash and cash equivalents:
The Company considers all highly liquid unrestricted investments with a maturity of three months or less when purchased to be cash equivalents. This includes cash, federal funds sold, reverse repurchase agreements and interest-bearing deposits in other financial institutions.
(E) Investment securities:
Debt securities are classified as held to maturity and carried at amortized cost, excluding accrued interest, when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale debt securities are carried at fair value, with unrealized holding

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
gains and losses reported in other comprehensive income, net of applicable taxes. Beginning January 1, 2020, unrealized losses resulting from credit losses for available-for-sale debt securities are recognized in earnings as a provision for credit losses. Unrealized losses that do not result from credit losses are excluded from earnings and reported in equity as accumulated other comprehensive income, net of applicable taxes. Accrued interest receivable is separated from other components of amortized cost and presented separately on the consolidated balance sheets.
Equity securities with readily determinable market values are carried at fair value on the balance sheet with any periodic changes in value made through adjustments to the statement of income. Equity securities without readily determinable market values are carried at cost less impairment and included in other assets on the consolidated balance sheets.
Interest income includes the amortization and accretion of purchase premium and discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments based upon the prior three month average monthly prepayments when available. The sale and purchase of investment securities are recognized on a trade date basis with gains and losses on sales being determined using the specific identification method.
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
However, if the Company does not intend to sell the security and it is not more likely than not to be required to sell the security before recovery of its amortized cost basis, the difference between the amortized cost and the fair value is separated into the amount representing the credit loss and the amount related to all other factors. If the Company determines a decline in fair value below the amortized cost basis of an available-for-sale investment security has resulted from credit related factors, the Company records a credit loss through an allowance for credit losses. The allowance for credit losses is limited by the amount that the fair value is less than amortized cost. The amount of the allowance for credit losses is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the impairment related to other, non-credit related, factors is recognized in other comprehensive income, net of applicable taxes.
The Company did not record any provision for credit losses for its available-for-sale debt securities during the years ended December 31, 2021 or 2020, as the majority of the investment portfolio is government guaranteed and declines in fair value below amortized cost were determined to be non-credit related.
(F) Federal Home Loan Bank stock:
The Bank accounts for its investments in FHLB stock in accordance with FASB ASC Topic 942-325 "Financial Services-Depository and Lending-Investments-Other." FHLB stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and lacks a market. FHLB stock is carried at cost and evaluated for impairment.
(G) Loans held for sale:
Mortgage loans held for sale
Loans originated and intended for sale in the secondary market, primarily mortgage loans, are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Net (losses) gains of $(16,976), $24,233, and $(2,861) resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2021, 2020 and 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses are recognized in Mortgage banking income on the consolidated statements of income at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income”.
Periodically, the Bank will transfer mortgage loans originated for sale in the secondary markets into the loan portfolio based on current market conditions, the overall secondary marketability of the loan and the status of the loan. During the years ended December 31, 2021, 2020, and 2019, the Bank transferred $86,315, $55,766, and $12,259, respectively, of residential mortgage loans into its loans held for investment portfolio. The loans are transferred into the portfolio at fair value at the date of transfer. Additionally, occasionally the Bank will transfer loans from the held for investment portfolio into loans held for sale. At the time of the transfer, loans are marked to fair value through the allowance for credit losses and reclassified to loans held for sale. During the years ended December 31, 2021 and 2020, the Company transferred $1,188 and 2,116, respectively, from the portfolio to loans held for sale, excluding GNMA repurchases discussed below.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. When this criteria is met and these are repurchased, after a period of borrower performance, the loans are transferred to loans held for sale at fair value and are able to be regrouped into new Ginnie Mae guaranteed securities. During the years ended December 31, 2021, 2020 and 2019, the Company transferred $9,220, $9,367 and $7,891 respectively, of these repurchased loans from loans held for investment to loans held for sale. As of December 31, 2021, and 2020, there were $94,648 and $151,184, respectively, of delinquent GNMA loans that had previously been sold which the Company had the option to repurchase; however, the Company determined there not to be a "more-than-trivial benefit" based on an analysis of interest rates and assessment of potential reputational risk associated with these loans. As such, the Company did not record these loans on the balance sheets.
Commercial loan held for sale
During the year ended December 31, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the its merger with Franklin Financial Network, Inc. and its wholly-owned subsidiaries (collectively, "Franklin") that the Company accounts for as held for sale. Net gains of $11,172 and $3,228 from changes in fair value of these commercial loans during the years ended December 31, 2021 and 2020, respectively, are included in other noninterest income on the consolidated statements of income.
(H) Loans (excluding purchased credit deteriorated loans):
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at amortized cost. Amortized cost is equal to the principal amount outstanding less any purchase accounting discount or premium net of any accretion or amortization recognized to date. Interest on loans is recognized as income by using the simple interest method on daily balances of the principal amount outstanding plus any accretion or amortization of purchase accounting discounts.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company monitors the level of accrued interest receivable on nonperforming loans, however an allowance for credit losses was not required as of December 31, 2021 or 2020.
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
As of January 1, 2020, the Company’s policy for the allowance for credit losses changed with the adoption of CECL to calculate the allowance using a lifetime expected credit loss approach. As permitted, the guidance was implemented using a modified retrospective approach with the impact of the initial adoption being recorded through retained earnings at January 1, 2020, with no restatement of prior periods. See Note 5, "Loans and allowance for credit losses" for additional details related to the Company's specific calculation methodology.
The allowance for credit losses is the Company’s best estimate. Actual losses may differ from the December 31, 2021 allowance for credit loss as the CECL estimate is sensitive to economic forecasts and management judgment.
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
Residential line of credit loans. The Company’s residential line of credit loans are revolving, open-end lines of credit secured by 1-4 residential properties. The Company intends to continue to make home equity loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Second lien residential 1-4 family mortgages may be affected by unemployment or underemployment and deteriorating market values of real estate.

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
(J) Business combinations, accounting for acquired loans with credit deterioration and off-balance sheet financial instruments:
Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date. Any excess of the purchase price over fair value of net assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including any other identifiable intangible assets, exceed the purchase price, a bargain purchase gain is recognized. Results of operations of acquired entities are included in the consolidated statements of income from the date of acquisition.
Beginning January 1, 2020, loans acquired in business combinations with evidence of more-than-insignificant credit deterioration since origination are considered to be Purchased Credit Deteriorated. The Company developed multiple criteria to assess the presence of more–than–insignificant credit deterioration in acquired loans, mainly focused on changes in credit quality and payment status. While general criteria have been established, each acquisition will vary in its specific facts and circumstances and the Company will apply judgment around PCD identification for each individual acquisition based on their unique portfolio mix and risks identified.
The Company adopted ASC 326 on January 1, 2020 using the prospective transition approach for loans previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption and all PCI loans were transitioned to PCD loans upon adoption. Under PCD accounting, the amount of expected credit losses as of the acquisition date is added to the purchase price of the PCD loan. This establishes the amortized cost basis of the PCD loan. The difference between the unpaid principal balance of the PCD loan and the amortized cost basis of the PCD loan as of the acquisition date is the non-credit discount. Interest income for a PCD loan is recognized by accreting the amortized cost basis of the PCD loan to its contractual cash flows. The discount related to estimated credit losses on acquisition recorded as an allowance for credit losses will not be accreted into interest income. Only the noncredit-related discount will be accreted into interest income and subsequent adjustments to expected credit losses will flow through the provision for credit losses on the income statement.
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
(L) Other real estate owned:
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure, which may establish a new cost basis. Other real estate owned may also include excess facilities and properties held for sale as described in Note 7, "Other real estate owned". Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan. After initial measurement, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in gain (loss) on sales or write-downs of other real estate owned.
(M) Leases:
The Company leases certain banking, mortgage and operations locations. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, incentive liabilities, leasehold intangibles and any impairment of the right-of-use asset. In determining whether a contract contains a lease, management conducts an analysis at lease inception to ensure an asset was specifically identified and the Company has control of use of the asset. The Company considers a lease to be a finance lease if future minimum lease payments amount to greater than 90% of the asset's fair value or if the lease term is equal to or greater than 75% of the asset's estimated economic useful life. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year). Additionally, the Company has not recorded equipment leases on the consolidated balance sheets as these are not material to the Company.
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
Operating leases are expensed on a straight-line basis over the life of the lease beginning when the lease commences. Rent expense and variable lease expense are included in occupancy and equipment expense on the Company's Consolidated statements of income. The Company's variable lease expense include rent escalators that are based on the Consumer Price Index or market conditions and include items such as common area maintenance, utilities, parking,

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
property taxes, insurance and other costs associated with the lease. The Company recognizes a right-of-use asset and a finance lease liability at the lease commencement dated on the estimated present value of lease payments over the lease term for finance leases. The amortization of the right-of-use asset is expensed through occupancy and equipment expense and the interest on the lease liability is expensed through interest expense on borrowings on the Company's consolidated statements of income.
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
(P) Goodwill and other intangibles:
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage as applicable. Goodwill is evaluated for impairment by first performing a qualitative evaluation to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If an entity does a qualitative assessment and determines that it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to the quantitative goodwill impairment test. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized in noninterest expense to reduce the carrying amount to the estimated implied fair value, which could be material to our operating results for any particular reporting period. The Company performed a qualitative assessment in 2021 and a quantitative assessment as of December 31, 2020 and determined it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. No impairment was identified through the annual assessments for impairment performed during the years ended December 31, 2021 and 2020.
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to both a customer trust intangible and manufactured housing loan servicing intangible. All intangible assets are initially measured at fair value and then amortized over their estimated useful lives. See Note 8,"Goodwill and intangible assets" for additional information on other intangibles.
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
The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Income. There were no amounts related to uncertain tax positions recognized for the years ended December 31, 2021, 2020 or 2019.
(R) Long-lived assets:
Premises and equipment, core deposit intangible assets, and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2021 or 2020.
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
(T) Lender risk account:
The Company sells qualified mortgage loans to FHLB-Cincinnati via the Mortgage Purchase Program.  All mortgage loans purchased from members through the MPP are held on the FHLB’s balance sheet. FHLB does not securitize MPP loans for sale to other investors.  They mitigate their credit risk exposure through their underwriting and pool composition requirements and through the establishment of the Lender Risk Account credit enhancement. The LRA protects the FHLB against possible credit losses by setting aside a portion of the initial purchase price into a performance based escrow account that can be used to offset possible loan losses.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the aggregated pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the aggregated pool to the FHLB-Cincinnati.  As of December 31, 2021 and 2020, the Company had on deposit with the FHLB-Cincinnati $17,130 and $12,729, respectively, in these LRA’s. Additionally, as of December 31, 2021 and 2020, the Company estimated the guaranty account to be $8,372 and $6,183, respectively. The Company bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by the Company or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.
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
(W) Securities sold under agreements to repurchase:
The Company routinely sells securities to certain customers and then repurchases the securities the next business day. Securities sold under agreements to repurchase are recorded on the consolidated balance sheets at the amount of cash received in connection with each transaction in the line item "Borrowings". These are secured liabilities and are not covered by the FDIC. See Note 13, "Borrowings" in the Notes to the consolidated financial statements for additional details regarding securities sold under agreements to repurchase.
(X) Advertising expense:
Advertising costs, including costs related to internet mortgage marketing, lead generation, and related costs, are expensed as incurred.
(Y) Earnings per common share:
Basic EPS excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Diluted EPS is computed by dividing earnings attributable to common shareholders by the weighted average number of common

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.
Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common shareholders in undistributed earnings for purposes of computing EPS. Companies that have such participating securities, including the Company, are required to calculate basic and diluted EPS using the two-class method. Certain restricted stock awards granted by the Company include non-forfeitable dividend equivalents and are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities. Nearly all the participating securities represented deferred stock units which fully vested in 2019. The remainder of the Company's participating securities did not have a meaningful impact for 2021 and 2020.
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$190,285	$63,621	$83,814
Dividends paid on and undistributed earnings allocated to participating securities	—	—	(447)
Earnings available to common shareholders	$190,285	$63,621	$83,367
Weighted average basic shares outstanding	47,431,102	37,621,720	30,870,474
Basic earnings per common share	$4.01	$1.69	$2.70
Diluted earnings per common share:
Earnings available to common shareholders	$190,285	$63,621	$83,367
Weighted average basic shares outstanding	47,431,102	37,621,720	30,870,474
Weighted average diluted shares contingently issuable(1)	524,778	478,024	532,423
Weighted average diluted shares outstanding	47,955,880	38,099,744	31,402,897
Diluted earnings per common share	$3.97	$1.67	$2.65
 (1) Excludes 4,400 and 239,813 restricted stock units outstanding considered to be antidilutive as of December 31, 2021 and 2020, respectively.
(Z) Segment reporting:
The Company’s Mortgage division represents a distinct reportable segment that differs from the Company’s primary business of Banking. As previously reported, during the three months ended March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Results for the comparable prior periods have been revised to reflect this realignment. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 20, "Segment reporting".
(AA) Stock-based compensation:
The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
In 2020, the Company started awarding annual grants of performance-based restricted stock units to executives and other employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria during a fixed three-year performance period.
Stock-based compensation expense is recognized in accordance with ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for forfeitures based on grant-date fair value. The restricted stock unit awards and related expense are amortized over the required service period, if any. Compensation expense for

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
PSUs is estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. The summary of RSUs, PSUs, and Stock-based compensation expense is presented in Note 23, "Stock-based Compensation".
(BB) Subsequent Events:
ASC Topic 855, "Subsequent Events", establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated events or transactions that occurred after December 31, 2021 through the date of the issued financial statements.
Recently adopted accounting standards:
In June 2018, FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, nonemployee share-based payment awards are measured at grant-date fair value of equity instruments obligated to be issued when the good has been delivered or the service rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This ASU is effective for all entities for fiscal years beginnings after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the update effective January 1, 2021. The adoption of this standard did not have a significant impact on the consolidated financial statements or disclosures.
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
Newly issued not yet effective accounting standards:
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a onetime sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020.
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", which addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is expected to be modified as a result of reference rate reform, commonly referred to as the “discounting transition.” The amendments clarify that certain optional expedients and exceptions in Topic 848 do apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are effective immediately.
Our LIBOR Transition Committee was established to transition from LIBOR to alternative rates and has continued its efforts consistent with industry timelines. As part of these efforts, during the fourth quarter of 2021, we ceased utilization of LIBOR as an index in newly originated loans or loans that are refinanced. Additionally, we identified existing products that utilize LIBOR and are reviewing contractual language to facilitate the transition to alternative reference rates. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.

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
Franklin Financial Network, Inc. merger
Effective August 15, 2020, the Company completed its previously announced merger with Franklin Financial Network, Inc. and its wholly-owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. After consolidating duplicative locations the merger added 10 branches and expanded the Company's footprint in middle Tennessee and the Nashville metropolitan statistical area. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion. Total loans acquired includes a non-strategic institutional portfolio with a fair value of $326,206 the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31,330 in cash consideration. Also included in the purchase price, the Company issued replacement restricted stock units for awards initially granted by Franklin during 2020 that did not vest upon change in control, with a total fair value of $674 attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477,830 in aggregate consideration.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
FNB Financial Corp. merger
Effective February 14, 2020, the Company completed its previously announced acquisition of FNB Financial Corp. and its wholly-owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The transaction added four branches and expanded the Company's footprint into Kentucky. Under the terms of the agreement, the Company acquired total assets of $258,218, loans of $182,171 and assumed total deposits of $209,535. Farmers National shareholders received 954,797 shares of the Company's common stock as consideration in connection with the merger, in addition to $15,001 in cash consideration. Based on the closing price of the Company's common stock on the New York Stock Exchange of $36.70 on February 14, 2020, the merger consideration represented approximately $50,042 in aggregate consideration.
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
Loans recognized through acquisition that have not experienced more-than-insignificant credit deterioration since origination are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $52,822 and $2,885 as of August 15, 2020 and February 14, 2020, respectively, in the statement of income related to estimated credit losses on non-PCD loans from Franklin and Farmers National, respectively. Additionally, the Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. The Company recorded an increase in provision for credit losses from unfunded commitments of $10,499 as of August 15, 2020 related to the Franklin acquisition.
Pro forma financial information (unaudited)
The results of operations of the acquisitions have been included in the Company's consolidated financial statements prospectively beginning on the date of each acquisition. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the year ended December 31, 2020, as though the Franklin and Farmers National acquisitions had been completed as of January 1, 2019. The unaudited estimated pro forma information combines the historical results of the mergers with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the period they were incurred. The pro forma information is not indicative of what would have occurred had the transactions taken place on January 1, 2019 and does not include the effect of cost-saving or revenue-enhancing strategies.

	Year Ended December 31,
	2020	2019
Net interest income	$338,092	$348,660
Total revenues	$654,374	$504,273
Net income applicable to FB Financial Corporation	$65,135	$99,898

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Cash and cash equivalents concentrations:
Prior to March 26, 2020, the Bank was required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. To push liquidity into the system at the beginning of the COVID-19 health pandemic, the Board of Governors of the Federal Reserve System reduced reserve requirement ratios on all net transaction accounts to zero percent, eliminating reserve requirements for all depository institutions. Therefore, the Bank's required average reserve balance was $0 as of December 31, 2021 and 2020. The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such correspondent accounts and believes it is not exposed to any significant credit risk from cash and cash equivalents.
Included in cash and cash equivalents, the Bank had cash in the form of Federal funds sold of $53,919 and $121,153 as of December 31, 2021 and 2020, respectively; and the Bank had reverse repurchase agreements of $74,168 and $0 as of December 31, 2021 and 2020, respectively.
Note (4)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at December 31, 2021 and 2020:

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$34,023	$18	$(171)	$—	$33,870
Mortgage-backed securities - residential	1,281,285	6,072	(17,985)	—	1,269,372
Mortgage-backed securities - commercial	15,024	272	(46)	—	15,250
Municipal securities	322,052	16,718	(160)	—	338,610
U.S. Treasury securities	14,914	—	(6)	—	14,908
Corporate securities	6,500	40	(25)	—	6,515
Total	$1,673,798	$23,120	$(18,393)	$—	$1,678,525

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$2,000	$3	$—	$—	$2,003
Mortgage-backed securities - residential	760,099	14,040	(803)	—	773,336
Mortgage-backed securities - commercial	20,226	1,362	—	—	21,588
Municipal securities	336,543	19,806	(20)	—	356,329
U.S. Treasury securities	16,480	148	—	—	16,628
Corporate securities	2,500	17	(1)	—	2,516
Total	$1,137,848	$35,376	$(824)	$—	$1,172,400
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of December 31, 2021 and 2020, total accrued interest receivable on debt securities was $5,051 and $4,540, respectively.
As of December 31, 2021 and 2020, the Company had $3,367 and $4,591, in marketable equity securities recorded at fair value, respectively.
Securities pledged at December 31, 2021 and 2020 had carrying amounts of $1,226,646 and $804,821, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
There were no holdings of securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment Securities transactions are recorded as of the trade date. At December 31, 2021 and 2020, there were no trade date receivables or payables that related to sales or purchases settled after period end.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2021 and 2020 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	December 31,
	2021		2020
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$21,851	$21,884	$35,486	$35,662
Due in one to five years	54,847	55,307	24,278	24,684
Due in five to ten years	45,714	46,975	40,038	41,332
Due in over ten years	255,077	269,737	257,721	275,798
	377,489	393,903	357,523	377,476
Mortgage-backed securities - residential	1,281,285	1,269,372	760,099	773,336
Mortgage-backed securities - commercial	15,024	15,250	20,226	21,588
Total debt securities	$1,673,798	$1,678,525	$1,137,848	$1,172,400
Sales and other dispositions of available-for-sale securities were as follows:

	Year Ended December 31,
	2021	2020	2019
Proceeds from sales	$8,855	$146,494	$24,498
Proceeds from maturities, prepayments and calls	296,256	220,549	113,018
Gross realized gains	127	1,606	7
Gross realized losses	1	271	98
Additionally, the change in the fair value of equity securities and gain on sale of equity securities resulted in net gains of $198, $296 and $148 for the years ended December 31, 2021, 2020, and 2019, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$18,360	$(171)	$—	$—	$18,360	$(171)
Mortgage-backed securities - residential	871,368	(14,295)	102,799	(3,690)	974,167	(17,985)
Mortgage-backed securities - commercial	7,946	(46)	—	—	7,946	(46)
Municipal securities	11,414	(160)	—	—	11,414	(160)
U.S. Treasury securities	14,908	(6)	—	—	14,908	(6)
Corporate securities	4,119	(25)	—	—	4,119	(25)
Total	$928,115	$(14,703)	$102,799	$(3,690)	$1,030,914	$(18,393)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
Mortgage-backed securities - residential	$182,012	$(803)	$—	$—	$182,012	$(803)
Municipal securities	3,184	(20)	—	—	3,184	(20)
Corporate Securities	499	(1)	—	—	499	(1)
Total	$185,695	$(824)	$—	$—	$185,695	$(824)
As of December 31, 2021 and 2020, the Company’s securities portfolio consisted of 511 and 514 securities, 80 and 16 of which were in an unrealized loss position, respectively.
As of December 31, 2021 and 2020, the Company evaluated available-for-sale debt securities with unrealized losses for expected credit loss and recorded no allowance for credit loss as the majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity, was highly rated by major credit rating agencies and have a long history of zero losses. As such, no provision for credit losses was recorded for the years ended December 31, 2021 and 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (5)—Loans and allowance for credit losses:
Loans outstanding as of December 31, 2021 and 2020, by class of financing receivable are as follows:

	December 31,
	2021	2020
Commercial and industrial (1)	$1,290,565	$1,346,122
Construction	1,327,659	1,222,220
Residential real estate:
1-to-4 family mortgage	1,270,467	1,089,270
Residential line of credit	383,039	408,211
Multi-family mortgage	326,551	175,676
Commercial real estate:
Owner occupied	951,582	924,841
Non-owner occupied	1,730,165	1,598,979
Consumer and other	324,634	317,640
Gross loans	7,604,662	7,082,959
Less: Allowance for credit losses	(125,559)	(170,389)
Net loans	$7,479,103	$6,912,570
(1)Includes $3,990 and $212,645 of loans originated as part of the Paycheck Protection Program as of December 31, 2021 and 2020, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
As of December 31, 2021 and 2020, $1,136,294 and $1,248,857, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,581,673 and $1,532,749, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of December 31, 2021 and 2020, qualifying loans of $2,440,097 and $2,463,281, respectively, were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheet excludes accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of December 31, 2021 and 2020, accrued interest receivable on loans held for investment was $31,676 and $38,316, respectively.
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
When a loan no longer shares similar risk characteristics with other loans in any given pool, the loan is individually assessed. The Company has determined the following circumstances in which a loan may require an individual evaluation: collateral dependent loans; loans for which foreclosure is probable; and loans with other unique risk characteristics. A loan is deemed collateral dependent when 1) the borrower is experiencing financial difficulty and 2) the repayment is expected to be primarily through sale or operation of the collateral. The allowance for credit losses for collateral dependent loans as well as loans where foreclosure is probable is calculated as the amount for which the loan’s amortized cost basis exceeds fair value. Fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. In cases where repayment is to be provided substantially through the sale of collateral, the Company reduces the fair value by the estimated costs to sell. Loans experiencing financial difficulty for which a concession has not yet been provided may be identified as reasonably expected TDRs.
Reasonably expected TDRs and TDRs use the same methodology. In cases where the expected credit loss can only be captured through a discounted cash flow analysis (such as an interest rate modification for a TDR loan), the allowance is measured by the amount which the loan’s amortized cost exceeds the discounted cash flow analysis.
The Company performed qualitative evaluations within the Company's established qualitative framework, weighting the impact of the current economic outlook, status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. The decrease in estimated required reserve during the year ended December 31, 2021 was a result of improving macroeconomic variables incorporated into the Company's reasonable and supportable forecasts when compared to both December 31, 2021 and 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following provide the changes in the allowance for credit losses by class of financing receivable for the years ended December 31, 2021, 2020, and 2019:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	4,178	(29,874)	(87)	(4,728)	(197)	7,588	(16,813)	938	(38,995)
Recoveries of loans previously charged-off	861	3	125	115	—	156	—	773	2,033
Loans charged off	(4,036)	(30)	(154)	(18)	(1)	—	(1,566)	(2,063)	(7,868)
Ending balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for credit losses	13,830	40,807	6,408	5,649	5,506	(1,739)	17,789	6,356	94,606
Recoveries of loans previously charged-off	1,712	205	122	125	—	83	—	756	3,003
Loans charged off	(11,735)	(18)	(403)	(22)	—	(304)	(711)	(2,112)	(15,305)
Initial allowance on loans purchased with deteriorated credit quality	754	5,606	1,640	572	784	659	15,442	43	25,500
Ending balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2019
Beginning balance - December 31, 2018	$5,348	$9,729	$3,428	$811	$566	$3,132	$4,149	$1,769	$28,932
Provision for loan losses	2,251	454	(175)	112	(22)	869	484	3,080	7,053
Recoveries of loans previously charged-off	136	11	79	138	—	108	—	634	1,106
Loans charged off	(2,930)	—	(220)	(309)	—	—	(12)	(2,481)	(5,952)
Ending balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of our loan portfolio by year of origination as of December 31, 2021 and 2020. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$273,232	$95,279	$140,938	$52,162	$33,997	$57,020	$596,667	$1,249,295
Special Mention	79	9	949	632	3	1,519	12,367	15,558
Classified	918	2,391	2,376	3,089	3,370	6,425	7,143	25,712
Total	274,229	97,679	144,263	55,883	37,370	64,964	616,177	1,290,565
Construction
Pass	677,258	280,828	135,768	23,916	15,313	67,818	117,176	1,318,077
Special Mention	62	184	—	—	1,208	1,384	—	2,838
Classified	—	—	2,922	2,882	3	737	200	6,744
Total	677,320	281,012	138,690	26,798	16,524	69,939	117,376	1,327,659
Residential real estate:
1-to-4 family mortgage
Pass	519,946	202,299	119,915	99,479	107,214	194,088	—	1,242,941
Special Mention	736	1,423	877	406	1,166	1,609	—	6,217
Classified	2,083	4,703	1,960	2,707	2,472	7,384	—	21,309
Total	522,765	208,425	122,752	102,592	110,852	203,081	—	1,270,467
Residential line of credit
Pass	—	—	—	—	—	—	377,989	377,989
Special Mention	—	—	—	—	—	—	343	343
Classified	—	—	—	—	—	—	4,707	4,707
Total	—	—	—	—	—	—	383,039	383,039
Multi-family mortgage
Pass	166,576	32,242	64,345	7,124	5,602	38,526	10,891	325,306
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,245	—	1,245
Total	166,576	32,242	64,345	7,124	5,602	39,771	10,891	326,551
Commercial real estate:
Owner occupied
Pass	170,773	131,471	174,257	83,698	69,939	236,998	57,123	924,259
Special Mention	—	—	1,502	3,541	885	2,555	213	8,696
Classified	—	—	3,102	768	3,295	9,616	1,846	18,627
Total	170,773	131,471	178,861	88,007	74,119	249,169	59,182	951,582
Non-owner occupied
Pass	462,478	154,048	165,917	264,855	170,602	414,859	46,541	1,679,300
Special Mention	—	—	3,747	3,388	—	969	—	8,104
Classified	—	—	1,898	23,849	1,506	15,508	—	42,761
Total	462,478	154,048	171,562	292,092	172,108	431,336	46,541	1,730,165

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer and other loans
Pass	83,022	55,343	38,495	33,257	21,756	73,016	14,089	318,978
Special Mention	—	—	9	—	—	311	—	320
Classified	87	125	322	988	961	2,417	436	5,336
Total	83,109	55,468	38,826	34,245	22,717	75,744	14,525	324,634
Total Loans
Pass	2,353,285	951,510	839,635	564,491	424,423	1,082,325	1,220,476	7,436,145
Special Mention	877	1,616	7,084	7,967	3,262	8,347	12,923	42,076
Classified	3,088	7,219	12,580	34,283	11,607	43,332	14,332	126,441
Total	$2,357,250	$960,345	$859,299	$606,741	$439,292	$1,134,004	$1,247,731	$7,604,662

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
The following tables represent an analysis of the aging by class of financing receivable as of December 31, 2021 and 2020:

December 31, 2021	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,030	$63	$1,520	$1,287,952	$1,290,565
Construction	4,852	718	3,622	1,318,467	1,327,659
Residential real estate:
1-to-4 family mortgage	11,007	9,363	4,593	1,245,504	1,270,467
Residential line of credit	319	—	1,736	380,984	383,039
Multi-family mortgage	—	—	49	326,502	326,551
Commercial real estate:
Owner occupied	1,417	—	6,710	943,455	951,582
Non-owner occupied	427	—	14,084	1,715,654	1,730,165
Consumer and other	7,398	1,591	3,254	312,391	324,634
Total	$26,450	$11,735	$35,568	$7,530,909	$7,604,662

December 31, 2020	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,297	$330	$16,005	$1,326,490	$1,346,122
Construction	7,607	573	4,053	1,209,987	1,222,220
Residential real estate:
1-to-4 family mortgage	7,058	10,470	5,923	1,065,819	1,089,270
Residential line of credit	3,551	239	1,757	402,664	408,211
Multi-family mortgage	—	57	—	175,619	175,676
Commercial real estate:
Owner occupied	98	—	7,948	916,795	924,841
Non-owner occupied	915	—	12,471	1,585,593	1,598,979
Consumer and other	4,469	2,027	2,603	308,541	317,640
Total	$26,995	$13,696	$50,760	$6,991,508	$7,082,959

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance and interest income as of and for the year ended December 31, 2021 and 2020 by class of financing receivable.

December 31, 2021	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$1,085	$435	$6	$1,371
Construction	2,882	740	99	156
Residential real estate:
1-to-4 family mortgage	378	4,215	60	314
Residential line of credit	797	939	11	289
Multi-family mortgage	—	49	2	3
Commercial real estate:
Owner occupied	5,346	1,364	206	536
Non-owner occupied	13,898	186	7	486
Consumer and other	—	3,254	164	245
Total	$24,386	$11,182	$555	$3,400

December 31, 2020	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$13,960	$2,045	$383	$325
Construction	3,061	992	131	69
Residential real estate:
1-to-4 family mortgage	3,048	2,875	84	22
Residential line of credit	854	903	31	72
Commercial real estate:
Owner occupied	7,172	776	63	89
Non-owner occupied	4,566	7,905	1,711	215
Consumer and other	—	2,603	147	24
Total	$32,661	$18,099	$2,550	$816

Accrued interest receivable written off as an adjustment to interest income amounted to $804 and $627 for the years ended December 31, 2021 and 2020, respectively.
Troubled debt restructurings
As of December 31, 2021 and 2020, the Company had a recorded investment in TDRs of $32,435 and $15,988, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $11,084 and $8,279 were classified as non-accrual loans as of December 31, 2021 and 2020, respectively. The Company has calculated $1,245 and $310 in allowances for credit losses on TDRs as of December 31, 2021 and 2020, respectively. There were no significant unfunded loan commitments to extend additional funds on troubled debt restructurings as of December 31, 2021 or 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the financial effect of TDRs recorded during the periods indicated.

Year Ended December 31, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	8	$15,430	$15,430	$446
Commercial real estate:
Owner occupied	7	5,209	5,209	—
Non-owner occupied	1	11,997	11,997	—
Residential real estate:
1-to-4 family mortgage	3	945	945	—
Residential line of credit	3	485	485	—
Multi-family mortgage	1	49	49	—
Total	23	$34,115	$34,115	$446

Year Ended December 31, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	5	$2,257	$2,257	$—
Commercial real estate:
Owner occupied	7	2,794	2,794	—
Non-owner occupied	2	3,752	3,752	—
Residential real estate:
1-4 family mortgage	3	618	618	—
Residential line of credit	1	95	95	—
Total	18	$9,516	$9,516	$—

Year Ended December 31, 2019	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$3,204	$3,204	$—
Construction	2	1,085	1,085	—
Commercial real estate:
Owner occupied	2	1,494	1,495	—
Non-owner occupied	1	1,366	1,366	106
Residential real estate:
1-4 family mortgage	2	175	175	—
Residential line of credit	2	333	333	9
Total	12	$7,657	$7,658	$115
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the year ended December 31, 2021. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2020 or 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the years ended December 31, 2021, 2020, and 2019 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Collateral Dependent Loans
For loans for which the repayment (based on the Company's assessment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, the following tables present the loans and the corresponding individually assessed allowance for credit losses by class of financing receivable. Significant changes in individually assessed reserves are due to changes in the valuation of the underlying collateral in addition to changes in accrual and past due status.

	December 31, 2021
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$799	$1,090	$1,889	$—
Construction	3,580	—	3,580	92
Residential real estate:
1-to-4 family mortgage	338	—	338	—
Residential line of credit	1,400	—	1,400	10
Commercial real estate:
Owner occupied	8,117	71	8,188	200
Non-owner occupied	13,899	—	13,899	—
Consumer and other	25	—	25	1
Total	$28,158	$1,161	$29,319	$303

	December 31, 2020
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$—	$1,728	$1,728	$117
Construction	3,877	—	3,877	—
Residential real estate:
1-to-4 family mortgage	226	—	226	—
Residential line of credit	1,174	—	1,174	9
Commercial real estate:
Owner occupied	3,391	—	3,391	30
Non-owner occupied	8,164	—	8,164	1,531
Total	$16,832	$1,728	$18,560	$1,687

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Deferral Program included in COVID-19 Relief
The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for executed deferrals remaining on deferral status as of December 31, 2020, in connection with Company's COVID-19 relief programs. There were no such loans outstanding as of December 31, 2021. These deferrals typically ranged from sixty to ninety days per deferral and the majority were not considered TDRs under the interagency regulatory guidance or CARES Act, issued in March 2020. As of December 31, 2021 and 2020, the Company had a recorded investment in loans totaling $1,193,088 and $1,399,088 previously deferred that were no longer in deferral status.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Impaired Loans
The following disclosure is presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included this disclosure to address the year ended December 31, 2019.
Average recorded investment on impaired loans recognized in conformity with ASC 310 and interest income on a cash basis recognized during the year ended December 31, 2019, segregated by class, were as follows:

	December 31, 2019
	Average recorded investment	Interest income recognized (cash basis)
With a related allowance recorded:
Commercial and industrial	$3,349	$474
Residential real estate:
1-to-4 family mortgage	205	13
Commercial real estate:
Owner occupied	658	27
Non-owner occupied	6,196	109
Total	$10,568	$624
With no related allowance recorded:
Commercial and industrial	$2,088	$201
Construction	1,641	167
Residential real estate:
1-to-4 family mortgage	963	68
Residential line of credit	252	1
Commercial real estate:
Owner occupied	2,143	133
Non-owner occupied	1,049	—
Consumer and other	61	5
Total	$8,197	$575
Total impaired loans	$18,765	$1,199
Purchased Credit Impaired Loans
The following disclosure is presented in accordance with GAAP in effect prior to the adoption of CECL. The Company has included this disclosure to address the year ended December 31, 2019.
The following table presents changes in the value of the accretable yield for PCI loans for the year ended December 31, 2019.

Year Ended December 31, 2019
Balance at the beginning of period	$(16,587)
Additions through business combinations	(1,167)
Principal reductions and other reclassifications from nonaccretable difference	61
Accretion	7,003
Changes in expected cash flows	(360)
Balance at end of period	$(11,050)
Interest income, through accretion of the difference between the recorded investment of the loans and the expected cash flows, was recognized on all PCI loans. Accretion of interest income amounting to $7,003 was recognized on PCI loans during the year ended December 31, 2019. This included both the contractual interest income recognized and the purchase accounting contribution through accretion of the liquidity discount for changes in estimated cash flows. The total purchase accounting contribution through accretion excluding contractual interest collected for all purchased loans was $8,556 for the year ended December 31, 2019.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (6)—Premises and equipment:
Premises and equipment and related accumulated depreciation as of December 31, 2021 and 2020, are as follows:

	2021	2020
Land	$33,151	$33,151
Premises	109,357	108,579
Furniture and fixtures	25,611	26,729
Leasehold improvements	18,531	18,429
Equipment	22,781	16,904
Construction in process	1,705	1,501
Finance lease	1,487	1,588
	212,623	206,881
Less: accumulated depreciation and amortization	(68,884)	(61,766)
Total Premises and Equipment	$143,739	$145,115
Depreciation and amortization expense was $7,411, $7,009 and $5,110 for the years ended December 31, 2021, 2020 and 2019, respectively.
Note (7)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31,
	2021	2020	2019
Balance at beginning of period	$12,111	$18,939	$12,643
Transfers from loans	5,262	2,746	5,487
Transfers to premises and equipment	—	(841)	4,290
Proceeds from sale of other real estate owned	(9,396)	(6,937)	(3,860)
Gain on sale of other real estate owned	3,248	354	1,058
Loans provided for sales of other real estate owned	(704)	(305)	(166)
Write-downs and partial liquidations	(744)	(1,845)	(513)
Balance at end of period	$9,777	$12,111	$18,939
Foreclosed residential real estate properties totaled $775 and $1,890 as of December 31, 2021 and 2020, respectively. At December 31, 2021, there were no investments in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $167 at December 31, 2020.
Excess land and facilities held for sale resulting from branch consolidations totaled $3,348 and $5,703 as of December 31, 2021 and 2020, respectively.
Note (8)—Goodwill and intangible assets:

Goodwill
Balance at December 31, 2019	$169,051
Addition from acquisition of Farmers National	6,319
Addition from acquisition of Franklin	67,191
Balance at December 31, 2020	$242,561
Balance at December 31, 2021	$242,561
Goodwill is tested annually, or more often if circumstances warrant, for impairment. Impairment exists when a reporting unit's carrying value exceeds its fair value. During the year ended December 31, 2021, the Company performed a qualitative assessment and determined it was more likely than not that the fair value of the reporting units exceeded its

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
carrying value, including goodwill. As of December 31, 2020, the Company performed a quantitative assessment and determined it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. As such, no impairment was recorded as of December 31, 2021 or 2020. See Note 2, "Mergers & Acquisitions" for information on the calculation of goodwill for each of our mergers and acquisitions.
Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The composition of core deposit and other intangibles as of December 31, 2021 and 2020 is as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021
Core deposit intangible	$59,835	$(43,902)	$15,933
Customer base trust intangible	1,600	(707)	893
Manufactured housing servicing intangible	1,088	(961)	127
Total core deposit and other intangibles	$62,523	$(45,570)	$16,953

December 31, 2020
Core deposit intangible	$59,835	$(38,807)	$21,028
Customer base trust intangible	1,600	(547)	1,053
Manufactured housing servicing intangible	1,088	(743)	345
Total core deposit and other intangibles	$62,523	$(40,097)	$22,426
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
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

2022	$4,586
2023	3,658
2024	2,946
2025	2,306
2026	1,563
Thereafter	1,894
$16,953
Note (9)—Leases:
As of December 31, 2021, the Company was the lessee in 52 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 42 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 34 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of December 31, 2021 and 2020:

		December 31,	December 31,
	Classification	2021	2020
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$41,686	$49,537
Finance leases	Premises and equipment, net	1,487	1,588
Total right-of-use assets		$43,173	$51,125
Lease liabilities:
Operating leases	Operating lease liabilities	$46,367	$55,187
Finance leases	Borrowings	1,518	1,598
Total lease liabilities		$47,885	$56,785
Weighted average remaining lease term (in years) - operating		12.4	12.2
Weighted average remaining lease term (in years) - finance		13.4	14.4
Weighted average discount rate - operating		2.73%	2.65%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Year Ended
		December 31,
	Classification	2021	2020	2019
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$7,636	$6,228	$5,057
Short-term lease cost	Occupancy and equipment	427	456	365
Variable lease cost	Occupancy and equipment	1,003	602	682
Gain on lease modifications and terminations	Occupancy and equipment	(805)	—	—
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	25	11	—
Amortization of right-of-use asset	Occupancy and equipment	101	43	—
Lease impairment	Merger costs	—	2,142	—
Total lease cost		$8,387	$9,482	$6,104

During the year ended December 31, 2021, the Company recorded $805 in gains on lease modifications and terminations on certain vacated locations that were consolidated as a result of previous acquisitions.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of December 31, 2021 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
December 31, 2022	$7,245	$116
December 31, 2023	5,763	118
December 31, 2024	5,019	120
December 31, 2025	4,760	121
December 31, 2026	4,635	123
Thereafter	28,461	1,102
Total undiscounted future minimum lease payments	55,883	1,700
Less: imputed interest	(9,516)	(182)
Lease liability	$46,367	$1,518
Note (10)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Carrying value at beginning of period	$79,997	$75,521	$88,829
Capitalization	39,018	47,025	42,151
Mortgage servicing rights acquired from Franklin, at fair value	—	5,111	—
Sales	—	—	(29,160)
Change in fair value:
Due to pay-offs/pay-downs	(30,583)	(27,834)	(16,350)
Due to change in valuation inputs or assumptions	27,080	(19,826)	(9,949)
Carrying value at end of period	$115,512	$79,997	$75,521

The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Servicing income:
Servicing income	$28,890	$22,128	$17,677
Change in fair value of mortgage servicing rights	(3,503)	(47,660)	(26,299)
Change in fair value of derivative hedging instruments	(8,614)	13,286	9,310
Servicing income (loss)	16,773	(12,246)	688
Servicing expenses	9,862	7,890	6,832
Net servicing income (loss)(1)	$6,911	$(20,136)	$(6,144)
(1) Excludes benefit of custodial servicing related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2021 and 2020 are as follows:

		December 31,
	2021	2020
Unpaid principal balance	$10,759,286	$9,787,657
Weighted-average prepayment speed (CPR)	9.31%	14.07%
Estimated impact on fair value of a 10% increase	$(4,905)	$(4,493)
Estimated impact on fair value of a 20% increase	$(9,429)	$(8,599)
Discount rate	9.81%	11.49%
Estimated impact on fair value of a 100 bp increase	$(4,785)	$(2,942)
Estimated impact on fair value of a 200 bp increase	$(9,198)	$(5,674)
Weighted-average coupon interest rate	3.23%	3.58%
Weighted-average servicing fee (basis points)	27	28
Weighted-average remaining maturity (in months)	330	328
The Company hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 17, "Derivatives" for additional information on these hedging instruments.
As of December 31, 2021 and 2020, mortgage escrow deposits totaled to $127,617 and $147,957, respectively.
Note (11)—Other assets and other liabilities:
Included in other assets are:

	As of December 31,
Other assets	2021	2020
Prepaid expenses	$12,371	$7,332
Software	578	1,147
Mortgage lending receivable	12,078	14,100
Derivatives (See Note 17)	27,384	68,938
Deferred tax asset (See Note 14)	—	16,396
FHLB lender risk account receivable (See Note 1)	17,130	12,729
Pledged collateral on derivative instruments	57,868	57,985
Other assets	44,827	23,512
Total other assets	$172,236	$202,139

Included in other liabilities are:

	As of December 31,
Other liabilities	2021	2020
Deferred compensation	$2,173	$2,581
Accrued payroll	22,138	35,827
Mortgage buyback reserve	4,802	5,928
Accrued interest	3,162	6,772
Derivatives (See Note 17)	21,000	48,242
Deferred tax liability (See Note 14)	6,820	—
FHLB lender risk account guaranty	8,372	6,183
Reserve for unfunded commitments	14,380	16,378
Other liabilities	27,102	42,489
Total other liabilities	$109,949	$164,400

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (12)—Deposits:
The aggregate amount of time deposits with a minimum denomination greater than $250 was $303,289 and $425,227 at December 31, 2021 and 2020, respectively.
At December 31, 2021, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2022	$812,377
December 31, 2023	211,512
December 31, 2024	58,449
December 31, 2025	22,217
December 31, 2026	26,474
Thereafter	52
Total	$1,131,081
As of December 31, 2021 and 2020, the Company had $2,574 and $2,965, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Note (13)—Borrowings:
Borrowings include securities sold under agreements to repurchase, lines of credit, and subordinated debt.

	Outstanding Balance		Weighted Average Interest Rate
	December 31,		December 31,
	2021	2020	2021	2020
Securities sold under agreements to repurchase	$40,716	$32,199	0.21%	0.47%
Subordinated debt	129,544	189,527	4.24%	5.10%
Other borrowings	1,518	16,598	1.76%	1.88%
Total	$171,778	$238,324
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
Information concerning securities sold under agreement to repurchase is summarized as follows:

	December 31, 2021	December 31, 2020
Balance at year end	$40,716	$32,199
Average daily balance during the year	36,453	32,912
Average interest rate during the year	0.27%	0.61%
Maximum month-end balance during the year	$41,730	$40,282
Weighted average interest rate at year-end	0.21%	0.47%
The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased in the aggregate amount of $325,000 and $335,000 as of December 31, 2021 and 2020, respectively. There were no borrowings against these available lines at December 31, 2021 or 2020.
Federal Home Loan Bank Advances
As a member of the FHLB Cincinnati, the Bank receives advances from the FHLB pursuant to the terms of various agreements that assist in funding its mortgage and loan portfolio production. Under these agreements, the Company pledged qualifying loans of $2,717,967 as collateral securing a line of credit with a total borrowing capacity of $1,233,254 as of December 31, 2021. As of December 31, 2020, the Company pledged qualifying loans of $2,781,606 as collateral securing a line of credit with a total borrowing capacity of $1,276,095. There were no borrowings against the Company's

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
line as of December 31, 2021 or 2020. As of December 31, 2020, letters of credit in the amount of $100,000 were pledged to secure public funds that require collateralization. There were no such pledges as of December 31, 2021. Additionally, there was an additional line of $800,000 available with the FHLB for overnight borrowings as of both December 31, 2021 and 2020; however additional collateral may be needed to draw on the line.
The Company maintained a line with the Federal Reserve Bank through the Borrower-in-Custody program in 2021 and 2020. As of December 31, 2021 and 2020, $2,440,097 and $2,463,281 of qualifying loans were pledged to the Federal Reserve Bank through the Borrower-in-Custody program securing a line of credit of $1,741,192 and $1,695,639, respectively.
Subordinated Debt
In 2003, two separate trusts formed by the Company issued $9,000 of floating rate trust preferred securities (“Trust I”) and $21,000 of floating rate trust preferred securities (“Trust II”), respectively, as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts. Trust I pays interest quarterly based upon the 3-month LIBOR plus 3.25%. Trust II pays interest quarterly based upon the 3-month LIBOR plus 3.15%. Rates for the two issues at December 31, 2021, were 3.47% and 3.37%, respectively. Rates for the two issues at December 31, 2020, were 3.50% and 3.40%, respectively. The Company may redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price. The Company may redeem the second junior subordinated debentures listed, in whole or in part, any time after June 26, 2008, on any distribution payment date, at the redemption price. The junior subordinated debentures must be redeemed no later than 2033. The Company has classified $30,000 of subordinated debt as Tier 1 capital as of both December 31, 2021 and 2020.
Additionally, during the year ended December 31, 2020, the Company placed $100,000 of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. This subordinated note instrument pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. The Company is entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. The Company has classified the issuance, net of unamortized issuance costs of $1,386 and $1,772, as Tier 2 capital as of December 31, 2021 and 2020, respectively. Under current regulatory guidelines, the instrument loses 20% of its Tier 2 capital treatment on a graded basis in the final five years prior to maturity.
During the year ended December 31, 2020, the Company also assumed two issues of subordinated debt, totaling $60,000, as part of the Franklin merger. The notes, issued in 2016, feature $40,000 of 6.875% fixed-to-floating rate subordinated notes due March 30, 2026 ("March 2026 Subordinated Notes"), and $20,000 of 7% fixed-to-floating rate subordinated notes due July 1, 2026 ("July 2026 Subordinated Notes"). During the year ended December 31, 2021, the Company redeemed both notes in full. As of December 31, 2020, the Company classified the balance of $60,369, which includes an interest rate premium of $369, as Tier 2 capital.
Other Borrowings
During the year ended December 31, 2020, the Company initiated a credit line in the amount of $20,000 (1.75% + 1 month LIBOR in effect 2 business days prior to reprice date) and borrowed $15,000 against the line to fund the cash consideration paid in connection with the Farmers National transaction. As of December 31, 2020, an additional $5,000 was available for the Company to draw. This line of credit had a term of one year and matured on February 21, 2021.
Also included in other borrowings, was the Company's finance lease liability discussed at Note 9, "Leases", which totaled $1,518 and $1,598 as of December 31, 2021 and 2020, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (14)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Year Ended December 31,
	2021	2020	2019
Current	$21,980	$44,362	$27,641
Deferred	30,770	(25,530)	(1,916)
Total	$52,750	$18,832	$25,725
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021		2020		2019
Federal taxes calculated at statutory rate	$51,041	21.0%	$17,317	21.0%	$23,003	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	8,788	3.5%	3,197	3.8%	4,792	4.4%
(Benefit) expense from equity based compensation	(2,719)	(1.1)%	153	0.2%	(1,353)	(1.2)%
Municipal interest income, net of interest disallowance	(1,818)	(0.8)%	(1,507)	(1.8)%	(908)	(0.8)%
Bank-owned life insurance	(324)	(0.1)%	(327)	(0.4)%	(51)	(0.1)%
NOL Carryback provision under CARES Act	(3,424)	(1.4)%	—	—%	—	—%
Merger and offering costs	123	0.1%	289	0.4%	66	0.1%
Section 162(m) limitation	1,381	0.6%	—	—%	—	—%
Other	(298)	(0.1)%	(290)	(0.4)%	176	0.1%
Income tax expense, as reported	$52,750	21.7%	$18,832	22.8%	$25,725	23.5%

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The components of the net deferred tax (liabilities) assets at December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Allowance for credit losses	$35,233	$48,409
Operating lease liabilities	12,478	14,496
Federal net operating loss	1,370	1,753
Deferred compensation	5,484	8,872
Unrealized loss on cash flow hedges	205	499
Other assets	8,301	19,101
Subtotal	63,071	93,130
Deferred tax liabilities:
FHLB stock dividends	$(484)	$(561)
Operating leases - right of use assets	(11,287)	(13,197)
Depreciation	(7,938)	(7,491)
Amortization of core deposit intangibles	(116)	(684)
Unrealized gain on equity securities	(2,407)	(17)
Unrealized gain on debt securities	(1,324)	(13,027)
Mortgage servicing rights	(30,098)	(20,803)
Goodwill	(13,743)	(11,301)
Other liabilities	(2,494)	(9,653)
Subtotal	(69,891)	(76,734)
Net deferred tax (liabilities) assets	$(6,820)	$16,396
The Company has net operating loss carryforward acquired from Franklin of $6,523 as of December 31, 2021. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforward will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward expires on December 31, 2029.

Note (15)—Dividend restrictions:
Due to regulations of the Tennessee Department of Financial Institutions, the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $170,769 and $185,703 was available for payment of dividends without such prior approval as of December 31, 2021 and 2020, respectively.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

During the years ended December 31, 2021 and 2020, there were $122,500 and $48,750, respectively, in cash dividends declared from the Bank to the Company. Additionally, during the year ended December 31, 2020, the Bank also declared a noncash dividend to the Company comprising investment securities amounting to $956. There were no such noncash dividends from the Bank to the Company during the year ended December 31, 2021.

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

	December 31,
	2021	2020
Commitments to extend credit, excluding interest rate lock commitments	$3,106,594	$2,719,996
Letters of credit	77,427	67,598
Balance at end of period	$3,184,021	$2,787,594
As of December 31, 2021 and 2020, loan commitments included above with floating interest rates totaled $2.26 billion and $1.65 billion, respectively.
The Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. On January 1, 2020, the Company began estimating expected credit losses under the CECL methodology. When applying this methodology, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$16,378	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	—	2,947
Increase in provision for credit losses from unfunded commitments acquired in business combination	—	10,499
Provision for credit losses on unfunded commitments	(1,998)	2,932
Balance at end of period	$14,380	$16,378
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $7,364, $9,171 and $6,475 for the years ended December 31, 2021, 2020, and 2019, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$5,928	$3,529	$3,273
Provision for loan repurchases or indemnifications	(766)	2,607	362
Losses on loans repurchased or indemnified	(360)	(208)	(106)
Balance at end of period	$4,802	$5,928	$3,529

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

The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. Upon the cessation of LIBOR in June 2023, the rate will convert to SOFR plus an adjustment in accordance with market standards. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. As of December 31, 2021 and 2020, the fair value of these contracts resulted in liability balances of $785 and $1,909, respectively.
In July 2017, the Company entered into three interest rate swap contracts to hedge the variability of cash flows associated with the Company’s FHLB borrowings. These swaps were canceled during the year ended December 31, 2018, locking in a tax-adjusted gain of $1,564 in other comprehensive income to be accreted over the terms of the underlying contracts. The advances associated with the legacy cash flow hedge matured during the year ended December 31, 2020, and the Company elected not to renew them. As such, during the year ended December 31, 2020, the remaining unamortized gain was reclassified from accumulated other comprehensive income to earnings.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s derivative financial instruments as of the dates presented:

	December 31, 2021
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$600,048	$19,265	$19,138
Forward commitments	1,180,000	—	1,077
Interest rate-lock commitments	487,396	7,197	—
Futures contracts	429,000	922	—
Total	$2,696,444	$27,384	$20,215

	December 31, 2020
	Notional Amount	Asset	Liability
Not designated as hedging:
Interest rate contracts	$606,878	$34,547	$34,317
Forward commitments	1,358,328	—	11,633
Interest rate-lock commitments	1,191,621	34,391	—
Futures contracts	375,400	—	383
Total	$3,532,227	$68,938	$46,333

	December 31, 2021
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$785

	December 31, 2020
	Notional Amount	Asset	Liability
Designated as hedging:
Interest rate swaps	$30,000	$—	$1,909
Gains (losses) included in the consolidated statements of income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2021	2020	2019
Not designated as hedging instruments (included in mortgage banking income):
Interest rate lock commitments	$(27,194)	$27,339	$(2,112)
Forward commitments	25,661	(73,033)	12,170
Futures contracts	(7,949)	8,151	(6,723)
Option contracts	—	—	(47)
Total	$(9,482)	$(37,543)	$3,288

	Year Ended December 31,
	2021	2020	2019
Designated as hedging:
Amount of gain reclassified from other comprehensive income and recognized in interest expense on borrowings, net of tax expenses of $0, $337 and $170	$—	$955	$481
Loss included in interest expense on borrowings	(577)	(353)	115
Total	$(577)	$602	$596

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Designated as hedging:
Amount of gain (loss) recognized in other comprehensive income, net of tax expense (benefit) $293, $(363) and $(322)	$831	$(1,031)	$(914)
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross amounts recognized	$4,990	$3,863	$15,733	$34,051
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	4,990	3,863	15,733	34,051

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	4,297	857	4,297	857
Less: financial collateral pledged	—	—	11,436	33,194
Net amounts	$693	$3,006	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. At December 31, 2021 and 2020, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $57,868 and $57,985, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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

		Fair Value
December 31, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,797,740	$1,797,740	$—	$—	$1,797,740
Investment securities	1,681,892	—	1,681,892	—	1,681,892
Loans, net	7,479,103	—	—	7,566,717	7,566,717
Loans held for sale	752,223	—	672,924	79,299	752,223
Interest receivable	38,528	36	6,461	32,031	38,528
Mortgage servicing rights	115,512	—	—	115,512	115,512
Derivatives	27,384	—	27,384	—	27,384
Financial liabilities:
Deposits:
Without stated maturities	$9,705,816	$9,705,816	$—	$—	$9,705,816
With stated maturities	1,131,081	—	1,137,647	—	1,137,647
Securities sold under agreement to repurchase and federal funds sold	40,716	40,716	—	—	40,716
Subordinated debt	129,544	—	—	133,021	133,021
Interest payable	3,162	140	1,510	1,512	3,162
Derivatives	21,000	—	21,000	—	21,000

	Fair Value
December 31, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,317,898	$1,317,898	$—	$—	$1,317,898
Investment securities	1,176,991	—	1,176,991	—	1,176,991
Loans, net	6,912,570	—	—	7,058,693	7,058,693
Loans held for sale	899,173	—	683,770	215,403	899,173
Interest receivable	43,603	33	5,254	38,316	43,603
Mortgage servicing rights	79,997	—	—	79,997	79,997
Derivatives	68,938	—	68,938	—	68,938
Financial liabilities:
Deposits:
Without stated maturities	$8,020,783	$8,020,783	$—	$—	$8,020,783
With stated maturities	1,437,254	—	1,446,605	—	1,446,605
Securities sold under agreement to repurchase and federal funds sold	32,199	32,199	—	—	32,199
Subordinated debt	189,527	—	—	192,149	192,149
Other borrowings	15,000	—	15,000	—	15,000
Interest payable	6,772	327	4,210	2,235	6,772
Derivatives	48,242	—	48,242	—	48,242

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2021 are presented in the following table:

At December 31, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$33,870	$—	$33,870
Mortgage-backed securities - residential	—	1,269,372	—	1,269,372
Mortgage-backed securities - commercial	—	15,250	—	15,250
Municipal securities	—	338,610	—	338,610
Treasury securities	—	14,908	—	14,908
Corporate securities	—	6,515	—	6,515
Equity securities	—	3,367	—	3,367
Total securities	$—	$1,681,892	$—	$1,681,892
Loans held for sale	$—	$672,924	$79,299	$752,223
Mortgage servicing rights	—	—	115,512	115,512
Derivatives	—	27,384	—	27,384
Financial Liabilities:
Derivatives	—	21,000	—	21,000
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2021 are presented in the following table:

At December 31, 2021	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,308	$6,308
Collateral dependent loans:
Construction	$—	$—	$606	$606
Residential real estate:
Residential line of credit	—	—	592	592
Commercial real estate:
Owner occupied	—	—	729	729
Non-owner occupied	—	—	3,526	3,526
Consumer and other	—	—	24	24
Total collateral dependent loans	$—	$—	$5,477	$5,477

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$2,003	$—	$2,003
Mortgage-backed securities - residential	—	773,336	—	773,336
Mortgage-backed securities - commercial	—	21,588	—	21,588
Municipal securities	—	356,329	—	356,329
Treasury securities	—	16,628	—	16,628
Corporate securities	—	2,516	—	2,516
Equity securities	—	4,591	—	4,591
Total securities	$—	$1,176,991	$—	$1,176,991
Loans held for sale	$—	$683,770	$215,403	$899,173
Mortgage servicing rights	—	—	79,997	79,997
Derivatives	—	68,938	—	68,938
Financial Liabilities:
Derivatives	—	48,242	—	48,242
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2020 are presented in the following table:

At December 31, 2020	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,662	$6,662
Collateral dependent loans:
Commercial and industrial	$—	$—	$684	$684
Residential real estate:
Residential line of credit	—	—	311	311
Commercial real estate:
Owner occupied	—	—	136	136
Non-owner occupied	—	—	5,022	5,022
Total collateral dependent loans	$—	$—	$6,153	$6,153
The following tables present information as of December 31, 2021 and 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of December 31, 2021
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans	$5,477	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$6,308	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of December 31, 2021 and 2020, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $2,255 and $7,839, respectively.
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
Fair value option
The following table summarizes the Company's loans held for sale, at fair value, as of the dates presented:

	December 31,
	2021	2020
Commercial and industrial	$79,299	$215,403
Residential real estate:
1-4 family mortgage	672,924	683,770
Total loans held for sale	$752,223	$899,173
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
A net loss of $16,976 and a net gain $24,233 resulting from fair value changes of mortgage loans were recorded in income during the years ended December 31, 2021 and 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. As of December 31, 2021, and December 31, 2020, there were $94,648 and $151,184, respectively, of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
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

	Year Ended December 31, 2021
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(141,002)	—	(141,002)
Write-offs to discount	(8,563)	8,563	—
Changes in valuation included in other noninterest income	(2,736)	7,634	4,898
Carrying value at end of period	$86,762	$(7,463)	$79,299
In addition to the gain of $4,898 recognized on the change in fair value of the portfolio during the year ended December 31, 2021, the Company recognized an additional gain of $6,274 related to the pay-off of a loan that had been partially charged off prior to acquisition of the portfolio.

	Year Ended December 31, 2020
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$—	$—	$—
Commercial loans held for sale acquired from Franklin	350,269	(24,063)	326,206
Change in fair value:
Pay-downs and pay-offs	(111,206)	—	(111,206)
Write-offs to discount	—	(2,825)	(2,825)
Changes in valuation included in other noninterest income	—	3,228	3,228
Carrying value at end of period	$239,063	$(23,660)	$215,403
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income in the consolidated statements of income.
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of December 31, 2021 and 2020:

December 31, 2021	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$672,924	$658,017	$14,907
Commercial loans held for sale measured at fair value	74,082	76,863	(2,781)
Nonaccrual loans	5,217	9,899	(4,682)

December 31, 2020
Mortgage loans held for sale measured at fair value	$683,770	$651,887	$31,883
Commercial loans held for sale measured at fair value	208,914	226,867	(17,953)
Past due loans of 90 days or more	83	163	(80)
Nonaccrual loans	6,406	12,033	(5,627)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (19)—Parent company financial statements:
The following information presents the condensed balance sheets, statements of operations, and cash flows of FB Financial Corporation as of December 31, 2021 and 2020 and for each of the years in the three-year period ended December 31, 2021.

	As of December 31,
Balance sheet	2021	2020
Assets
Cash and cash equivalents(1)	$21,515	$5,310
Equity securities, at fair value	—	1,173
Investment in subsidiaries(1)	1,427,784	1,378,347
Other assets	14,487	12,240
Goodwill	29	29
Total assets	$1,463,815	$1,397,099
Liabilities and shareholders' equity
Liabilities
Borrowings	$30,930	$106,299
Accrued expenses and other liabilities	283	(489)
Total liabilities	31,213	105,810
Shareholders' equity
Common stock	47,549	47,222
Additional paid-in capital	892,529	898,847
Retained earnings	486,666	317,625
Accumulated other comprehensive income	5,858	27,595
Total shareholders' equity	1,432,602	1,291,289
Total liabilities and shareholders' equity	$1,463,815	$1,397,099
(1) Eliminates in Consolidation

	For the years ended December 31,
Income Statements	2021	2020	2019
Income
Dividend income from bank subsidiary(1)	$122,500	$49,706	$—
Dividend income from nonbank subsidiary(1)	2,525	—	—
Gain on investments	249	217	—
Loss on other assets	—	—	(16)
Other income	15	1,732	211
Total income	125,289	51,655	195
Expenses
Interest expense	2,455	3,122	1,638
Salaries, legal and professional fees	1,445	1,458	1,056
Other noninterest expense	1,812	283	120
Total expenses	5,712	4,863	2,814
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	119,577	46,792	(2,619)
Federal and state income tax benefit	(2,992)	(1,155)	(683)
Income (loss) before equity in undistributed earnings of subsidiaries	122,569	47,947	(1,936)
Equity in undistributed earnings from bank subsidiary(1)	68,351	15,168	85,750
Equity in undistributed earnings from nonbank subsidiary(1)	$(635)	$506	$—
Net income	$190,285	$63,621	$83,814
(1) Eliminates in Consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	For the years ended December 31,
Statement of Cash Flows	2021	2020	2019
Operating Activities
Net income	$190,285	$63,621	$83,814
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(68,351)	(15,168)	(85,750)
Equity in undistributed income of nonbank subsidiary	635	(506)	—
Gain on investments	(249)	(217)	—
Loss on other assets	—	—	16
Stock-based compensation expense	10,282	10,214	7,089
(Increase) decrease in other assets	(3,916)	(9,717)	1,056
Decrease in other liabilities	(10,836)	(13,363)	(9,711)
Net cash provided by (used in) operating activities	117,850	34,864	(3,486)
Investing Activities
Net cash paid in business combinations (See Note 2)	—	(35,505)	—
Proceeds from sale of equity securities	1,422	—	—
Net cash provided by (used in) investing activities	1,422	(35,505)	—
Financing Activities
Accretion of interest rate premium on subordinated debt	(369)	(436)	—
Payment of dividends	(21,583)	(14,264)	(10,045)
Payments on subordinated debt	(60,000)	—	—
Payments on other borrowings	(15,000)	—	—
Proceeds from other borrowings	—	15,000	—
Net proceeds from sale of common stock	1,480	978	804
Repurchase of Common Stock	(7,595)	—	—
Net cash (used in) provided by financing activities	(103,067)	1,278	(9,241)
Net increase (decrease) in cash and cash equivalents	16,205	637	(12,727)
Cash and cash equivalents at beginning of year	5,310	4,673	17,400
Cash and cash equivalents at end of year	$21,515	$5,310	$4,673
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units	$400	$238	$149
Noncash dividend from bank subsidiary	—	956	—
Noncash security distribution to bank subsidiary	2,646	—	—
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
As previously reported, during the three months ended March 31, 2021, the Company re-evaluated its business segments and revised to align all mortgage activities with the Mortgage segment. Previously, the Company had attributed retail mortgage activities originating from geographical locations within the footprint of the Company's branches to the Banking segment. Results for the comparable prior periods have been revised to reflect this realignment. The impact of this change on previously reported segment results was the reclassification of mortgage retail footprint total net contribution of $26,416 and $7,213 from the Banking segment to the Mortgage segment for the years ended December 31, 2020 and 2019, respectively.

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
During the first quarter of 2019, the Company's Board of Directors approved management's strategic plan to exit its wholesale mortgage delivery channels. On June 7, 2019, the Company completed the sale of its third party origination channel and on August 1, 2019, the Company completed the sale of its correspondent channel. The Mortgage segment incurred $1,995 in restructuring and miscellaneous charges, during the year ended December 31, 2019, related to these sales. The restructuring charges include a one-time charge of $100 in relief of goodwill associated with the TPO channel.
The following tables provide segment financial information for years ended December 31, 2021, 2020, and 2019 as follows:

Year Ended December 31, 2021	Banking	Mortgage	Consolidated
Net interest income	$347,342	$28	$347,370
Provisions for credit losses(1)	(40,993)	—	(40,993)
Mortgage banking income(2)	—	179,682	179,682
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(12,117)	(12,117)
Other noninterest income	61,073	(383)	60,690
Depreciation and amortization	7,054	1,362	8,416
Amortization of intangibles	5,473	—	5,473
Other noninterest expense	220,283	139,395	359,678
Income before income taxes	$216,598	$26,453	$243,051
Income tax expense			52,750
Net income applicable to FB Financial Corporation and noncontrolling interest			190,301
Net income applicable to noncontrolling interest(3)			16
Net income applicable to FB Financial Corporation			$190,285
Total assets	$11,540,560	$1,057,126	$12,597,686
Goodwill	242,561	—	242,561
(1)Included $(1,998) in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2020	Banking	Mortgage	Consolidated
Net interest income	$265,581	$77	$265,658
Provisions for credit losses(1)	107,967	—	107,967
Mortgage banking income(2)	—	289,702	289,702
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(34,374)	(34,374)
Other noninterest income	46,527	—	46,527
Depreciation and amortization	6,425	1,111	7,536
Amortization of intangibles	5,323	—	5,323
Other noninterest expense(3)	212,890	151,336	364,226
(Loss) income before income taxes	$(20,497)	$102,958	$82,461
Income tax expense			18,832
Net income applicable to FB Financial Corporation and noncontrolling interest			63,629
Net income applicable to noncontrolling interest(4)			8
Net income applicable to FB Financial Corporation			$63,621
Total assets	$10,254,324	$953,006	$11,207,330
Goodwill	242,561	—	242,561
(1)Includes $13,361 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Includes $33,824 of merger costs in the Banking segment related to the Farmers National acquisition and the Franklin merger and $1,055 of merger costs in the Mortgage segment related to the Franklin merger.
(4)Banking segment includes noncontrolling interest.

Year Ended December 31, 2019	Banking	Mortgage	Consolidated
Net interest income	$226,098	$(62)	$226,036
Provisions for loan losses	7,053	—	7,053
Mortgage banking income(1)	—	117,905	117,905
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(16,989)	(16,989)
Other noninterest income	34,481	—	34,481
Depreciation and amortization	4,594	582	5,176
Amortization of intangibles	4,339	—	4,339
Other noninterest expense(2)	144,734	90,592	235,326
Income before income taxes	$99,859	$9,680	$109,539
Income tax expense			25,725
Net income applicable to FB Financial Corporation			$83,814
Total assets	$5,700,558	$424,363	$6,124,921
Goodwill	169,051	—	169,051
1.Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
2.Includes $5,385 in merger costs in the Banking segment related to the Atlantic Capital branch acquisition and $1,995 in mortgage restructuring charges in the Mortgage segment.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $23,910, $14,810 and $11,183 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
made to opt out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2021 and 2020, the Bank and Company met all capital adequacy requirements to which they are subject.
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
Actual and required capital amounts and ratios are included below as of the dates indicated.

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,434,581	14.5%	$1,039,984	10.5%	N/A	N/A
FirstBank	1,396,407	14.1%	1,038,760	10.5%	$989,295	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,251,874	12.6%	$841,892	8.5%	N/A	N/A
FirstBank	1,213,700	12.3%	840,901	8.5%	$791,436	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,251,874	10.5%	$474,831	4.0%	N/A	N/A
FirstBank	1,213,700	10.2%	474,044	4.0%	$592,555	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,221,874	12.3%	$693,322	7.0%	N/A	N/A
FirstBank	1,213,700	12.3%	692,507	7.0%	$643,042	6.5%

	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,358,897	15.0%	$952,736	10.5%	N/A	N/A
FirstBank	1,353,279	14.9%	951,327	10.5%	$906,026	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,090,364	12.0%	$771,262	8.5%	N/A	N/A
FirstBank	1,142,548	12.6%	770,122	8.5%	$724,820	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,090,364	10.0%	$435,064	4.0%	N/A	N/A
FirstBank	1,142,548	10.5%	435,279	4.0%	$544,098	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,060,364	11.7%	$635,157	7.0%	N/A	N/A
FirstBank	1,142,548	12.6%	634,218	7.0%	$588,917	6.5%
Note (22)—Employee benefit plans:
(A)—401(k) plan:
The Bank has a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan. Employees may contribute the maximum amount of their eligible compensation subject to certain limits based on the federal tax laws. The Bank has an employer match of 50% of participant contributions not to exceed 6% of an employee’s total compensation and the vesting term of profit sharing contributions is a three-year ratable period. For the years ended December 31,

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
2021, 2020 and 2019, the matching portions provided by the Bank to this Plan were $3,923 and $3,198 and $2,325 respectively.
(B)—Acquired supplemental retirement plans:
In prior years, the Company assumed certain nonqualified supplemental retirement plans for certain former employees of acquired entities. As of December 31, 2021 and 2020, other liabilities on the consolidated balance sheets included post-retirement benefits payable of $2,487 and $1,112, respectively, related to these plans. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $94, $29 and $1, respectively, related to these plans and payments to the participants were $172, $131 and $150 in 2021, 2020 and 2019, respectively. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2021 and 2020, cash surrender value of bank-owned life insurance was $73,519 and $71,977, respectively. Income related to these policies (net of related insurance premium expense) amounted to $1,542, $1,556 and $242 in 2021, 2020 and 2019, respectively.
Note (23)—Stock-Based Compensation:
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
The following table summarizes information about the changes in restricted stock units for the year ended December 31, 2021:

	Year Ended December 31,
	2021
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	1,047,071	$26.06
Granted	194,388	43.05
Vested	(710,730)	22.99
Forfeited	(38,409)	28.96
Balance at end of period	492,320	$36.06
The total fair value of restricted stock units vested and released was $16,340, $5,619 and $9,923 for the years ended December 31, 2021, 2020, and 2019, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $8,907, $9,213 and $7,089 for the years ended December 31, 2021, 2020, and 2019, respectively. This included costs related to director grants and compensation elected to be settled in stock amounting to $635, $898 and $724 for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, there was $11,652 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2021, there were 1,812,577 shares available for issuance under the 2016-LTIP plan. As of December 31, 2021 and 2020, there were $274 and $613, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Performance Based Restricted Stock Units
The following table summarizes information about the changes in performance stock units as of and for the year ended December 31, 2021.

	Year Ended December 31,
	2021
	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	53,147	$36.21
Granted	65,304	43.20
Vested	—	—
Forfeited or expired	(2,701)	37.11
Balance at end of period (unvested)	115,750	$40.13
During 2020, the Company began awarding performance-based restricted stock units to executives and other officers and employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on average adjusted return on tangible equity, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for the PSUs will be estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.
The Company recorded compensation cost $1,375 and $1,001 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company determined the probability of meeting the performance criteria for each grant, and recorded compensation cost associated with a 150.0% (related to shares granted in 2020) and 85.0% (related to shares granted in 2021) vesting, when factoring in the conversion of PSUs to shares of common stock. As of December 31, 2021, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $6,914, and the remaining performance period over which the cost could be recognized was 1.8 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were 37,310, 30,179 and 23,171 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $1,190, $919 and $764, during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, there were 2,341,696 and 2,379,006 shares available for issuance under the ESPP, respectively.
Note (24)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2021	$24,675
New loans and advances	11,791
Change in related party status	(122)
Repayments	(7,334)
Loans outstanding at December 31, 2021	$29,010

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $10,994 and $23,059 at December 31, 2021 and 2020, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $312,956 and $245,084 as of December 31, 2021 and 2020, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $6 and $53 in unamortized leasehold improvements related to these leases at December 31, 2021 and 2020, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $497, $510, and $509 for the years ended December 31, 2021, 2020, and 2019.
(D) Aviation time sharing agreements:
The Company is a participant to an aviation time sharing agreement with an entity owned by a certain director of the Company. During the years ended December 31, 2021, 2020, and 2019, the Company made payments of $32, $161 and $266, respectively, under this agreement. Additionally, during the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also established a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. During the year ended December 31, 2021, the Company recognized income amounting to $21 under this agreement.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the year ended December 31, 2021, the Company paid $605 under this agreement related to the secondary offering completed during the second quarter of 2021. There were no such expenses during the years ended December 31, 2020 and 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2021 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Annual Reports on Internal Control over Financial Reporting
The report of the Company’s management on the Company’s internal control over financial reporting is included under subheading "Report on Management’s Assessment of Internal Control over Financial Reporting" within Item 8, “Financial Statements and Supplementary Data,". The report of the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting is included under subheading "Report of Independent Registered Public Accounting Firm" within Item 8, “Financial Statements and Supplementary Data,” within this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2022 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2022 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2022 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2022 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2022 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report.
1. Financial Statements
The following consolidated financial statements of FB Financial Corporation and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report.

•Consolidated balance sheets as of December 31, 2021 and 2020
•Consolidated statements of income for the years ended December 31, 2021, 2020, and 2019
•Consolidated statements of comprehensive income for the years ended December 31, 2021, 2020, and 2019
•Consolidated statements of changes in shareholders' equity for the years ended December 31, 2021, 2020, and 2019
•Consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules
None are applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of FB Financial Corporation and our subsidiaries which are incorporated in this Annual Report by reference.
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
10.1
Employment Agreement, dated July 31, 2021, among FB Financial Corporation, FirstBank, and Christopher T. Holmes (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-37875) filed on August 6, 2021) †

10.2	FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210) filed on September 6, 2016) †
10.3
Form of Restricted Stock Unit Award Certificate pursuant to the FB Financial Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210) filed September 6, 2016) †

10.4
Form of Restricted Stock Unit Award Certificate (2017) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016 (File No. 001-37875) filed on March 31, 2017) †

10.5
Form of Restricted stock Unit Award Certificate (2018) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2017 (File No. 001-37875) filed on March 16, 2018) †

10.6
Form of Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-37875) filed on May 11, 2020) †

10.7
Form of Performance-Based Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-37875) filed on May 11, 2020) †

10.8	Amended Form of Performance-Based Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
10.9
First Amendment to Shareholder's Agreement, dated as of January 21, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on January 24, 2020)

10.10
Second Amendment to Shareholder's Agreement, dated as of October 29, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on November 4, 2020)

10.11
Franklin Financial Network, Inc. Amended and Restated 2017 Omnibus Equity Incentive (incorporated by reference to Exhibit 10.1 to Franklin Financial Network, Inc.’s Current Report on Form 8-K (File No. 001-36895) filed on April 13, 2018) †

10.12
Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and Michael M. Mettee (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2020 (File No. 001-37875) filed on March 12, 2021) †

10.13	Employment Agreement, dated April 28, 2021, among FB Financial Corporation, FirstBank, and Wilburn J. Evans *†
21	Subsidiaries of FB Financial Corporation*
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
24.1	Powers of Attorney contained on the signature pages of this Annual Report on Form 10-K and incorporated herein by reference*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	As directed by Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	Represents a management contract or a compensatory plan or arrangement.
ITEM 16.  FORM 10-K SUMMARY
None.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Christopher T. Holmes
February 25, 2022	Christopher T. Holmes President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer	February 25, 2022
(Principal Executive Officer)

/s/ Michael M. Mettee
Michael M. Mettee	Chief Financial Officer	February 25, 2022
(Principal Financial Officer)

/s/ Keith Rainwater
Keith Rainwater	Chief Accounting Officer	February 25, 2022
(Principal Accounting Officer)

/s/ Stuart C. McWhorter
Stuart C. McWhorter	Chairman of the Board	February 25, 2022

/s/ Jimmy E. Allen
Jimmy Allen	Director	February 25, 2022

/s/ William F. Andrews
William F. Andrews	Director	February 25, 2022

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	February 25, 2022

/s/ William F. Carpenter III
William F. Carpenter III	Director	February 25, 2022

/s/ Agenia W. Clark
Agenia W. Clark	Director	February 25, 2022

/s/ James W. Cross IV
James W. Cross IV	Director	February 25, 2022

/s/ James L. Exum
James L. Exum	Director	February 25, 2022

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	February 25, 2022

/s/ Raja J. Jubran
Raja J. Jubran	Director	February 25, 2022

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	February 25, 2022

/s/ Melody J. Sullivan
Melody J. Sullivan	Director	February 25, 2022