Form 10-Q
period 2022-03-31
FB Financial Corp
filed 2022-05-10
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of May 9, 2022 was 47,234,776.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this "Report"), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements (Unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	GNMA	Government National Mortgage Association
AFS	Available-for-sale	IRLC	Interest rate lock commitment
ALCO	Asset Liability Management Committee	LIBOR	London Interbank Offered Rate
AOCI	Accumulated other comprehensive income	LTIP	Long-term incentive plan
ASC	Accounting Standard Codification	MBS	Mortgage‑backed securities
ASU	Accounting Standard Update	MSR	Mortgage servicing rights
CAA	Consolidated Appropriations Act	NIM	Net interest margin
CARES	Coronavirus Aid, Relief, and Economic Security Act	OREO	Other real estate owned
CECL	Current expected credit losses	PCD	Purchased credit deteriorated
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	PSU	Performance-based restricted stock units
COVID-19	Coronavirus pandemic	REIT	Real estate investment trust
CPR	Conditional prepayment rate	ROAA	Return on average total assets
CRE	Commercial real estate	ROAE	Return on average shareholders' equity
EPS	Earnings per share	ROATCE	Return on average tangible common equity
ESPP	Employee Stock Purchase Plan	ROU	Right-of-use
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SDN List	Specially Designated Nationals and Blocked Persons
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured overnight financing rate
FHLMC	Federal Home Loan Mortgage Corporation	TDFI	Tennessee Department of Financial Institutions
FNMA	Federal National Mortgage Association	TDR	Troubled debt restructuring
GAAP	U.S. generally accepted accounting principles

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	March 31,	December 31,
	2022 (Unaudited)	2021
ASSETS
Cash and due from banks	$61,637	$91,333
Federal funds sold and reverse repurchase agreements	134,763	128,087
Interest-bearing deposits in financial institutions	1,546,911	1,578,320
Cash and cash equivalents	1,743,311	1,797,740
Investments:
Available-for-sale debt securities, at fair value	1,683,525	1,678,525
Equity securities, at fair value	3,213	3,367
Federal Home Loan Bank stock, at cost	34,433	32,217
Loans held for sale, at fair value	396,728	752,223
Loans	8,004,976	7,604,662
Less: allowance for credit losses	120,049	125,559
Net loans	7,884,927	7,479,103
Premises and equipment, net	142,550	143,739
Other real estate owned, net	9,721	9,777
Operating lease right-of-use assets	41,037	41,686
Interest receivable	39,069	38,528
Mortgage servicing rights, at fair value	144,675	115,512
Goodwill	242,561	242,561
Core deposit and other intangibles, net	15,709	16,953
Bank-owned life insurance	74,232	73,519
Other assets	218,500	172,236
Total assets	$12,674,191	$12,597,686
LIABILITIES
Deposits
Noninterest-bearing	$2,787,698	$2,740,214
Interest-bearing checking	3,639,779	3,418,666
Money market and savings	3,513,485	3,546,936
Customer time deposits	1,046,899	1,103,594
Brokered and internet time deposits	8,417	27,487
Total deposits	10,996,278	10,836,897
Borrowings	155,733	171,778
Operating lease liabilities	45,528	46,367
Accrued expenses and other liabilities	96,783	109,949
Total liabilities	11,294,322	11,164,991
Commitments and contingencies (Note 16)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 47,487,874 and 47,549,241 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	47,488	47,549
Additional paid-in capital	888,168	892,529
Retained earnings	515,664	486,666
Accumulated other comprehensive (loss) income, net	(71,544)	5,858
Total FB Financial Corporation common shareholders' equity	1,379,776	1,432,602
Noncontrolling interest	93	93
Total equity	1,379,869	1,432,695
Total liabilities and shareholders' equity	$12,674,191	$12,597,686
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

5

	Three Months Ended March 31,
	2022	2021
Interest income:
Interest and fees on loans	$86,864	$89,412
Interest on securities
Taxable	5,420	2,819
Tax-exempt	1,866	1,956
Other	977	598
Total interest income	95,127	94,785

Interest expense:
Deposits	5,462	9,826
Borrowings	1,483	2,383
Total interest expense	6,945	12,209
Net interest income	88,182	82,576
Provision for credit losses	(6,129)	(11,632)
Provision for credit losses on unfunded commitments	1,882	(2,222)
Net interest income after provisions for credit losses	92,429	96,430

Noninterest income:
Mortgage banking income	29,531	55,332
Service charges on deposit accounts	2,914	2,339
ATM and interchange fees	5,087	4,341
Investment services and trust income	2,132	2,008
(Loss) gain from securities, net	(152)	83
(Loss) gain on sales or write-downs of other real estate owned	(498)	496
Gain (loss) from other assets	64	(11)
Other income	2,314	2,142
Total noninterest income	41,392	66,730

Noninterest expenses:
Salaries, commissions and employee benefits	59,443	64,571
Occupancy and equipment expense	5,403	5,849
Legal and professional fees	2,607	2,434
Data processing	2,481	2,319
Amortization of core deposit and other intangibles	1,244	1,440
Advertising	4,033	2,253
Other expense	14,061	15,832
Total noninterest expense	89,272	94,698

Income before income taxes	44,549	68,462
Income tax expense	9,313	15,588
Net income applicable to FB Financial Corporation and noncontrolling interest	35,236	52,874
Net income applicable to noncontrolling interest	—	—
Net income applicable to FB Financial Corporation	$35,236	$52,874

Earnings per common share
Basic	$0.74	$1.12
Diluted	$0.74	$1.10
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive (loss) income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$35,236	$52,874
Other comprehensive loss, net of tax:
Net change in unrealized loss in available-for-sale securities, net of tax benefits of $(27,483) and $(3,452)	(78,175)	(11,848)
Reclassification adjustment for gain on sale of securities included in net income, net of tax expenses of $1 and $2	(1)	(5)
Net change in unrealized gain in hedging activities, net of tax expenses of $273 and $112	774	316
Total other comprehensive loss, net of tax	(77,402)	(11,537)
Comprehensive (loss) income	(42,166)	41,337
Comprehensive income applicable to noncontrolling interest	—	—
Comprehensive (loss) income applicable to FB Financial Corporation	$(42,166)	$41,337
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interests	Total shareholders' equity
Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	52,874	—	52,874	—	52,874
Other comprehensive loss, net of taxes	—	—	—	(11,537)	(11,537)	—	(11,537)
Stock based compensation expense	3	2,663	—	—	2,666	—	2,666
Restricted stock units vested and distributed, net of shares withheld	85	(1,800)	—	—	(1,715)	—	(1,715)
Shares issued under employee stock purchase program	22	811	—	—	833	—	833
Dividends declared ($0.11 per share)	—	—	(5,307)	—	(5,307)	—	(5,307)
Noncontrolling interest distribution	—	—	—	—	—		—
Balance at March 31, 2021	$47,332	$900,521	$365,192	$16,058	$1,329,103	$93	$1,329,196

Balance at December 31, 2021	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	35,236	—	35,236	—	35,236
Other comprehensive loss, net of taxes	—	—	—	(77,402)	(77,402)	—	(77,402)
Repurchase of common stock	(145)	(6,058)	—	—	(6,203)	—	(6,203)
Stock based compensation expense	1	2,581	—	—	2,582	—	2,582
Restricted stock units vested and distributed, net of shares withheld	68	(1,556)	—	—	(1,488)	—	(1,488)
Shares issued under employee stock purchase program	15	672	—	—	687	—	687
Dividends declared ($0.13 per share)	—	—	(6,238)	—	(6,238)	—	(6,238)
Noncontrolling interest distribution	—	—	—	—	—	—	—
Balance at March 31, 2022	$47,488	$888,168	$515,664	$(71,544)	$1,379,776	$93	$1,379,869
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$35,236	$52,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and software	2,036	2,056
Amortization of core deposit and other intangibles	1,244	1,440
Capitalization of mortgage servicing rights	(9,812)	(11,594)
Net change in fair value of mortgage servicing rights	(19,351)	(12,601)
Stock-based compensation expense	2,582	2,666
Provision for credit losses	(6,129)	(11,632)
Provision for credit losses on unfunded commitments	1,882	(2,222)
Provision for mortgage loan repurchases	(389)	440
Amortization of premiums and accretion of discounts on acquired loans, net	2,352	58
Amortization of premiums and accretion of discounts on securities, net	1,992	2,150
Loss (gain) from securities, net	152	(83)
Originations of loans held for sale	(993,733)	(1,757,932)
Proceeds from sale of loans held for sale	1,330,701	1,648,695
Gain on sale and change in fair value of loans held for sale	(21,675)	(52,811)
Net loss (gain) or write-downs of other real estate owned	498	(496)
(Gain) loss on other assets	(64)	11
Provision for deferred income taxes	9,313	9,639
Earnings on bank-owned life insurance	(354)	(402)
Changes in:
Operating leases	(190)	129
Other assets and interest receivable	(62,043)	(907)
Accrued expenses and other liabilities	13,900	(41,660)
Net cash provided by (used in) operating activities	288,148	(172,182)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	57,443	61,040
Purchases	(170,093)	(131,268)
Net change in loans	(363,354)	45,584
Net change in commercial loans held for sale	946	39,566
Purchases of FHLB stock	(2,216)	(525)
Purchases of premises and equipment	(601)	(2,050)
Proceeds from the sale of other real estate owned	121	2,495
Net cash (used in) provided by investing activities	(477,754)	14,842
Cash flows from financing activities:
Net increase in demand deposits	238,893	855,673
Net decrease in time deposits	(75,765)	(56,824)
Net decrease in securities sold under agreements to repurchase	(14,779)	(2,965)
Payments on subordinated debt	—	(40,000)
Accretion of subordinated debt fair value premium and amortization of issuance costs, net	97	(158)
Payments on other borrowings	—	(15,000)
Share based compensation withholding payments	(1,488)	(1,715)
Net proceeds from sale of common stock under employee stock purchase program	687	833
Repurchase of common stock	(6,203)	—
Dividends paid	(6,265)	(5,269)
Net cash provided by financing activities	135,177	734,575
Net change in cash and cash equivalents	(54,429)	577,235
Cash and cash equivalents at beginning of the period	1,797,740	1,317,898
Cash and cash equivalents at end of the period	$1,743,311	$1,895,133
Supplemental cash flow information:
Interest paid	$8,631	$14,794
Taxes paid	72	15,117
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$563	$1,395
Loans provided for sales of other real estate owned	—	330
Transfers from loans to loans held for sale	8,700	2,521
Transfers from loans held for sale to loans	47,956	14,413
Dividends declared not paid on restricted stock units	60	38
Right-of-use assets obtained in exchange for operating lease liabilities	283	157
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiaries, FirstBank (the "Bank") and FirstBank Risk Management, Inc. As of March 31, 2022, the Bank had 81 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with U.S. GAAP interim reporting requirements and general banking industry guidelines, and therefore, do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.
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
Risks and uncertainties
The COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. Although during the three months ended March 31, 2022, the outlook continued to improve, there continues to be concern regarding the potential downstream effects, including the supply chain disruptions and labor shortages, which continue to persist. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$35,236	$52,874
Dividends paid on and undistributed earnings allocated to participating securities	—	—
Earnings available to common shareholders	$35,236	$52,874
Weighted average basic shares outstanding	47,530,520	47,278,865
Basic earnings per common share	$0.74	$1.12
Diluted earnings per common share:
Earnings available to common shareholders	$35,236	$52,874
Weighted average basic shares outstanding	47,530,520	47,278,865
Weighted average diluted shares contingently issuable(1)	193,382	690,241
Weighted average diluted shares outstanding	47,723,902	47,969,106
Diluted earnings per common share	$0.74	$1.10
(1)Excludes 123,709 restricted stock units outstanding considered to be antidilutive for the three months ended March 31, 2022 and 87,452 restricted stock units outstanding considered to be antidilutive for three months ended March 31, 2021.
Recently adopted accounting policies:
The Company did not modify or adopt any new accounting policies during the three months ended March 31, 2022 that were not disclosed in the Company's 2021 audited consolidated financial statements included on Form 10-K, other than as described below.
During the three months ended March 31, 2022, the Company modified the accounting policy related to derivative financial instruments and hedging activities within Note 1 of the Company's 2021 Annual Report on Form 10-K in accordance with ASC 815, "Derivatives and Hedging," as a result of entering into designated fair value hedges during the period. The Company enters into fair value hedge relationships to mitigate the effect of changing interest rates on the fair values of fixed rate securities and loans. The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item.
Recently adopted accounting standards:
The Company did not adopt any new accounting standards that were not disclosed in the Company's 2021 audited consolidated financial statements included on Form 10-K.
Newly issued not yet effective accounting standards:
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method", to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU No. 2022-01 for any entity that has adopted the amendments in ASU No.2017-12 for the corresponding period. Adoption of this update will not have an impact on the Company's consolidated financial statements or related disclosures.
Additionally, in March 2022, the FASB issued ASU 2022-02, "'Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.
In March 2022, the SEC released SAB 121 to add interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for clients. The new guidance requires reporting entities who allow clients to transact in crypto-assets and act as a custodian to record a liability with a corresponding asset regardless of whether they control the crypto-asset. The crypto-asset will need to be marked at fair value for each reporting period. The new guidance requires disclosures in the footnotes to address the amount of crypto-assets reported, and the safeguarding and recordkeeping of the assets. The guidance in this update requires that reporting companies implement SAB 121 no later than the financial statements covering the first interim or annual period ending after June 15, 2022, with retrospective application back to the beginning of the fiscal year. During the three months ended March 31, 2022, the Company became a founding member of the USDF Consortium ("the Consortium"), which plans to utilize blockchain and bank-issued digital dollars technology to streamline peer-to-peer financial transactions. While the Company does not currently hold or facilitate transactions with crypto-assets, the Company is evaluating the potential future financial statement and disclosure impact from adopting this guidance when it becomes applicable based on the Company's crypto-asset activities.
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after March 31, 2022, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements, other than as described below.
On May 10, 2022, the Company announced the restructuring of its Mortgage segment, including the discontinuation of its internet delivery channel, Real Genius, formerly known as ConsumerDirect (the "Direct-to-Consumer" channel), which is one of two delivery channels in the Mortgage segment. For the three months ended March 31, 2022 and 2021, The Direct-to-Consumer channel comprised 43.4% and 50.2% of the Company's total interest rate lock volume and 50.7% and 52.8% of the Company's sales volume, respectively. As a result of exiting this channel, the Company expects to incur total pre-tax restructuring charges of approximately $11,000 to $13,000 through the remainder of 2022 and to halt operations in this channel prior to the fourth quarter of 2022. The Company plans to continue originating and selling residential mortgage loans within its Mortgage segment through its traditional consumer mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in the loan portfolio.
Additionally, subsequent to March 31, 2022, the Company bought back 400,000 shares of common stock under the Company's authorized share repurchase agreement. The average share price was $40.91 and total repurchase amount of $16,366.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$41,015	$—	$(2,133)	$—	$38,882
Mortgage-backed securities - residential	1,320,205	616	(88,565)	—	1,232,256
Mortgage-backed securities - commercial	14,738	14	(445)	—	14,307
Municipal securities	318,587	3,594	(12,043)	—	310,138
U.S. Treasury securities	81,913	4	(1,744)	—	80,173
Corporate securities	8,000	4	(235)	—	7,769
Total	$1,784,458	$4,232	$(105,165)	$—	$1,683,525

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$34,023	$18	$(171)	$—	$33,870
Mortgage-backed securities - residential	1,281,285	6,072	(17,985)	—	1,269,372
Mortgage-backed securities - commercial	15,024	272	(46)	—	15,250
Municipal securities	322,052	16,718	(160)	—	338,610
U.S. Treasury securities	14,914	—	(6)	—	14,908
Corporate securities	6,500	40	(25)	—	6,515
Total	$1,673,798	$23,120	$(18,393)	$—	$1,678,525
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, total accrued interest receivable on debt securities was $5,331 and $5,051, respectively.
As of March 31, 2022 and December 31, 2021, the Company had $3,213 and $3,367, in marketable equity securities recorded at fair value, respectively.
Securities pledged at March 31, 2022 and December 31, 2021 had carrying amounts of $1,253,407 and $1,226,646, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At March 31, 2022 and December 31, 2021, there were no trade date receivables or payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity at March 31, 2022 and December 31, 2021 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31,		December 31,
	2022		2021
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$19,614	$19,602	$21,851	$21,884
Due in one to five years	121,436	118,438	54,847	55,307
Due in five to ten years	55,733	54,635	45,714	46,975
Due in over ten years	252,732	244,287	255,077	269,737
	449,515	436,962	377,489	393,903
Mortgage-backed securities - residential	1,320,205	1,232,256	1,281,285	1,269,372
Mortgage-backed securities - commercial	14,738	14,307	15,024	15,250
Total debt securities	$1,784,458	$1,683,525	$1,673,798	$1,678,525
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$—	$—
Proceeds from maturities, prepayments and calls	57,443	61,040
Gross realized gains	2	7
Gross realized losses	—	—
Additionally, the change in the fair value of equity securities and sale of equity securities resulted in a net loss of $154 and a net gain of $76 for the three months ended March 31, 2022 and 2021, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$38,882	$(2,133)	$—	$—	$38,882	$(2,133)
Mortgage-backed securities - residential	961,993	(70,839)	175,988	(17,726)	1,137,981	(88,565)
Mortgage-backed securities - commercial	9,647	(445)	—	—	9,647	(445)
Municipal securities	192,546	(11,844)	1,030	(199)	193,576	(12,043)
U.S. Treasury securities	47,918	(1,744)	—	—	47,918	(1,744)
Corporate securities	6,896	(235)	—	—	6,896	(235)
Total	$1,257,882	$(87,240)	$177,018	$(17,925)	$1,434,900	$(105,165)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$18,360	$(171)	$—	$—	$18,360	$(171)
Mortgage-backed securities - residential	$871,368	$(14,295)	$102,799	$(3,690)	$974,167	$(17,985)
Mortgage-backed securities - commercial	7,946	(46)	—	—	7,946	(46)
Municipal securities	11,414	(160)	—	—	11,414	(160)
U.S. Treasury securities	14,908	(6)	—	—	14,908	(6)
Corporate securities	4,119	(25)	—	—	4,119	(25)
Total	$928,115	$(14,703)	$102,799	$(3,690)	$1,030,914	$(18,393)
As of March 31, 2022 and December 31, 2021, the Company’s securities portfolio consisted of 514 and 511 securities, 321 and 80 of which were in an unrealized loss position, respectively.
During the three months ended March 31, 2022, the Company's available-for-sale debt securities portfolio unrealized value declined $105.6 million to an unrealized loss position of $100.9 million from an unrealized gain position of $4.7 million as of December 31, 2021. During the three months ended March 31, 2021, the Company's available-for-sale debt securities portfolio declined $15.4 million to an unrealized gain position of $19.2 million from an unrealized gain position of $34.6 million as of December 31, 2020. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and the Company has historically not recorded any losses associated with these investments. As such, as of March 31, 2022 and December 31, 2021, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended March 31, 2022 or 2021.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses:
Loans outstanding as of March 31, 2022 and December 31, 2021, by class of financing receivable are as follows:

	March 31,	December 31,
	2022	2021
Commercial and industrial (1)	$1,380,600	$1,290,565
Construction	1,468,811	1,327,659
Residential real estate:
1-to-4 family mortgage	1,346,349	1,270,467
Residential line of credit	392,740	383,039
Multi-family mortgage	400,501	326,551
Commercial real estate:
Owner occupied	978,436	951,582
Non-owner occupied	1,706,546	1,730,165
Consumer and other	330,993	324,634
Gross loans	8,004,976	7,604,662
Less: Allowance for credit losses	(120,049)	(125,559)
Net loans	$7,884,927	$7,479,103
(1)Includes $2,062 and $3,990 of loans originated as part of the Paycheck Protection Program as of March 31, 2022 and December 31, 2021, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.
As of March 31, 2022 and December 31, 2021, $1,001,027 and $1,136,294, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,530,928 and $1,581,673, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of March 31, 2022 and December 31, 2021, qualifying loans of $2,719,096 and $2,440,097, respectively, were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of March 31, 2022 and December 31, 2021, accrued interest receivable on loans held for investment was $31,746 and $31,676, respectively.
Allowance for Credit Losses
The Company calculates its expected credit loss using a lifetime loss rate methodology. The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
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
The Company performed qualitative evaluations within the Company's established qualitative framework, weighting the impact of the current economic outlook (including inflation, employment and supply chain concerns), status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. The decrease in estimated required reserve during the three months ended March 31, 2022 was a result of improving macroeconomic variables incorporated into the Company's reasonable and supportable forecasts when compared to December 31, 2021.
The following tables provide the changes in the allowance for credit losses by class of financing receivable for the three months ended March 31, 2022 and 2021:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
Provision for credit losses	(4,006)	3,206	1,908	641	(578)	(4,187)	(4,478)	1,365	(6,129)
Recoveries of loans previously charged-off	958	—	12	1	—	10	—	217	1,198
Loans charged off	(4)	—	—	—	—	—	—	(575)	(579)
Ending balance - March 31, 2022	$12,699	$31,782	$21,024	$6,545	$6,398	$8,416	$21,290	$11,895	$120,049

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	43	(19,826)	461	(1,257)	4,483	(1,253)	6,032	(315)	(11,632)
Recoveries of loans previously charged-off	129	—	24	6	—	13	—	195	367
Loans charged off	(277)	(29)	(133)	(15)	—	—	—	(716)	(1,170)
Ending balance - March 31, 2021	$14,643	$38,622	$19,572	$9,268	$11,657	$3,609	$50,179	$10,404	$157,954

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Credit Quality - Commercial Loans
The Company categorizes commercial loan types into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans that share similar risk characteristics collectively. Loans that do not share similar risk characteristics are evaluated individually.
The Company uses the following definitions for risk ratings:

Pass.
Loans rated Pass include those that are adequately collateralized performing loans which management believes do not have conditions that have occurred or may occur that would result in the loan being downgraded into an inferior category. The Pass category also includes commercial loans rated as Watch, which include those that management believes have conditions that have occurred, or may occur, which could result in the loan being downgraded to an inferior category.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
During the first quarter of 2022, the Company revised the presentation of the below credit quality vintage tables without change to accounting or credit policies. The updated presentation disaggregates between commercial and consumer loan types with consumer loans reported as either performing or nonperforming based on delinquency and accrual status. As such, the tables presented below as of December 31, 2021 have been revised to align with current period presentation.
The following tables present the credit quality of our commercial loan portfolio by year of origination as of March 31, 2022 and December 31, 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of March 31, 2022
	Commercial Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$86,753	$262,073	$84,369	$123,038	$46,230	$80,906	$656,672	$1,340,041
Special Mention	27	50	—	941	616	1,494	12,570	15,698
Classified	—	900	2,285	2,269	2,933	9,576	6,898	24,861
Total	86,780	263,023	86,654	126,248	49,779	91,976	676,140	1,380,600

Construction - Commercial
Pass	103,294	322,557	179,337	111,794	17,366	63,846	47,864	846,058
Special Mention	—	—	10	—	—	2,579	—	2,589
Classified	—	—	—	3,078	—	679	201	3,958
Total	103,294	322,557	179,347	114,872	17,366	67,104	48,065	852,605

Residential real estate:
Multi-family mortgage
Pass	53,167	190,584	32,964	64,201	5,124	42,130	11,104	399,274
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,227	—	1,227
Total	53,167	190,584	32,964	64,201	5,124	43,357	11,104	400,501

Commercial real estate:
Owner occupied
Pass	53,495	178,092	127,649	164,620	78,970	293,791	56,543	953,160
Special Mention	—	—	30	1,492	3,200	2,325	210	7,257
Classified	—	—	—	3,089	1,667	12,285	978	18,019
Total	53,495	178,092	127,679	169,201	83,837	308,401	57,731	978,436

Non-owner occupied
Pass	80,277	439,956	126,299	157,806	257,327	568,790	55,375	1,685,830
Special Mention	—	—	—	3,687	249	985	—	4,921
Classified	—	—	—	—	3,460	12,335	—	15,795
Total	80,277	439,956	126,299	161,493	261,036	582,110	55,375	1,706,546

Total commercial loans
Pass	376,986	1,393,262	550,618	621,459	405,017	1,049,463	827,558	5,224,363
Special Mention	27	50	40	6,120	4,065	7,383	12,780	30,465
Classified	—	900	2,285	8,436	8,060	36,102	8,077	63,860
Total commercial loans	$377,013	$1,394,212	$552,943	$636,015	$417,142	$1,092,948	$848,415	$5,318,688

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021
	Commercial Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$273,232	$95,279	$140,938	$52,162	$33,997	$57,020	$596,667	$1,249,295
Special Mention	79	9	949	632	3	1,519	12,367	15,558
Classified	918	2,391	2,376	3,089	3,370	6,425	7,143	25,712
Total	274,229	97,679	144,263	55,883	37,370	64,964	616,177	1,290,565

Construction - Commercial
Pass	335,758	164,428	112,985	18,374	14,965	64,516	43,748	754,774
Special Mention	—	11	—	—	1,208	1,384	—	2,603
Classified	—	—	2,922	2,882	3	737	200	6,744
Total	335,758	164,439	115,907	21,256	16,176	66,637	43,948	764,121

Residential real estate:
Multi-family mortgage
Pass	166,576	32,242	64,345	7,124	5,602	38,526	10,891	325,306
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,245	—	1,245
Total	166,576	32,242	64,345	7,124	5,602	39,771	10,891	326,551

Commercial real estate:
Owner occupied
Pass	170,773	131,471	174,257	83,698	69,939	236,998	57,123	924,259
Special Mention	—	—	1,502	3,541	885	2,555	213	8,696
Classified	—	—	3,102	768	3,295	9,616	1,846	18,627
Total	170,773	131,471	178,861	88,007	74,119	249,169	59,182	951,582

Non-owner occupied
Pass	462,478	154,048	165,917	264,855	170,602	414,859	46,541	1,679,300
Special Mention	—	—	3,747	3,388	—	969	—	8,104
Classified	—	—	1,898	23,849	1,506	15,508	—	42,761
Total	462,478	154,048	171,562	292,092	172,108	431,336	46,541	1,730,165

Total commercial loans
Pass	1,408,817	577,468	658,442	426,213	295,105	811,919	754,970	4,932,934
Special Mention	79	20	6,198	7,561	2,096	6,427	12,580	34,961
Classified	918	2,391	10,298	30,588	8,174	33,531	9,189	95,089
Total commercial loans	$1,409,814	$579,879	$674,938	$464,362	$305,375	$851,877	$776,739	$5,062,984

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Credit Quality - Consumer Loans
For consumer and residential loan classes, the company primarily evaluates credit quality based on delinquency and accrual status of the loan, credit documentation and by payment activity. The performing or nonperforming status is updated on an on-going basis dependent upon improvement and deterioration in credit quality.
The following tables present the credit quality by classification (performing or nonperforming) of our consumer loan portfolio by year of origination as of March 31, 2022 and December 31, 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of March 31, 2022
	Consumer Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction - Consumer
Performing	$63,687	$345,094	$87,761	$18,312	$5,815	$4,328	$91,209	$616,206
Nonperforming	—	—	—	—	—	—	—	—
Total	63,687	345,094	87,761	18,312	5,815	4,328	91,209	616,206

Residential real estate:
1-to-4 family mortgage
Performing	161,778	500,544	184,028	113,736	89,201	282,039	—	1,331,326
Nonperforming	—	3,240	2,970	1,144	2,577	5,092	—	15,023
Total	161,778	503,784	186,998	114,880	91,778	287,131	—	1,346,349

Residential line of credit
Performing	—	—	—	—	—	—	391,163	391,163
Nonperforming	—	—	—	—	—	—	1,577	1,577
Total	—	—	—	—	—	—	392,740	392,740

Consumer and other
Performing	33,831	72,033	51,086	36,589	31,037	92,155	9,004	325,735
Nonperforming	—	330	442	518	1,541	2,427	—	5,258
Total	33,831	72,363	51,528	37,107	32,578	94,582	9,004	330,993

Total consumer loans
Performing	259,296	917,671	322,875	168,637	126,053	378,522	491,376	2,664,430
Nonperforming	—	3,570	3,412	1,662	4,118	7,519	1,577	21,858
Total consumer loans	$259,296	$921,241	$326,287	$170,299	$130,171	$386,041	$492,953	$2,686,288

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021
	Consumer Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction - Consumer
Performing	$341,562	$116,352	$22,783	$5,542	$348	$3,302	$73,428	$563,317
Nonperforming	—	221	—	—	—	—	—	221
Total	341,562	116,573	22,783	5,542	348	3,302	73,428	563,538

Residential real estate:
1-to-4 family mortgage
Performing	521,533	204,690	121,775	100,164	109,087	199,262	—	1,256,511
Nonperforming	1,232	3,734	977	2,429	1,765	3,819	—	13,956
Total	522,765	208,424	122,752	102,593	110,852	203,081	—	1,270,467

Residential line of credit
Performing	—	—	—	—	—	—	381,303	381,303
Nonperforming	—	—	—	—	—	—	1,736	1,736
Total	—	—	—	—	—	—	383,039	383,039

Consumer and other
Performing	82,910	55,123	38,281	32,893	21,856	74,248	14,478	319,789
Nonperforming	199	345	545	1,352	861	1,496	47	4,845
Total	83,109	55,468	38,826	34,245	22,717	75,744	14,525	324,634

Total consumer loans
Performing	946,005	376,165	182,839	138,599	131,291	276,812	469,209	2,520,920
Nonperforming	1,431	4,300	1,522	3,781	2,626	5,315	1,783	20,758
Total consumer loans	$947,436	$380,465	$184,361	$142,380	$133,917	$282,127	$470,992	$2,541,678
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represent an analysis of the aging by class of financing receivable as of March 31, 2022 and December 31, 2021:

March 31, 2022	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,543	$58	$3,882	$1,375,117	$1,380,600
Construction	2,622	—	679	1,465,510	1,468,811
Residential real estate:
1-to-4 family mortgage	13,508	11,724	3,299	1,317,818	1,346,349
Residential line of credit	536	—	1,577	390,627	392,740
Multi-family mortgage	—	—	48	400,453	400,501
Commercial real estate:
Owner occupied	415	—	6,989	971,032	978,436
Non-owner occupied	986	—	7,185	1,698,375	1,706,546
Consumer and other	4,305	1,091	4,167	321,430	330,993
Total	$23,915	$12,873	$27,826	$7,940,362	$8,004,976

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

The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of March 31, 2022 and December 31, 2021 by class of financing receivable.

March 31, 2022	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$1,420	$2,462	$1,781
Construction	—	679	85
Residential real estate:
1-to-4 family mortgage	130	3,169	49
Residential line of credit	1,051	526	7
Multi-family mortgage	—	48	2
Commercial real estate:
Owner occupied	4,346	2,643	84
Non-owner occupied	7,006	179	22
Consumer and other	—	4,167	211
Total	$13,953	$13,873	$2,241

December 31, 2021	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$1,085	$435	$6
Construction	2,882	740	99
Residential real estate:
1-to-4 family mortgage	378	4,215	60
Residential line of credit	797	939	11
Multi-family mortgage	—	49	2
Commercial real estate:
Owner occupied	5,346	1,364	206
Non-owner occupied	13,898	186	7
Consumer and other	—	3,254	164
Total	$24,386	$11,182	$555

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Commercial and industrial	$54	$114
Construction	19	14
Residential real estate:
1-to-4 family mortgage	52	18
Residential line of credit	40	18
Multi-family mortgage	—	1
Commercial real estate:
Owner occupied	25	131
Non-owner occupied	70	89
Consumer and other	15	—
Total	$275	$385
Accrued interest receivable written off as an adjustment to interest income amounted to $184 and $465 for the three months ended March 31, 2022 and 2021, respectively.
Troubled debt restructurings
As of March 31, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $20,601 and $32,435, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $13,722 and $11,084 were classified as non-accrual loans as of March 31, 2022 and December 31, 2021, respectively. The Company has calculated $1,994 and $1,245 in allowances for credit losses on TDRs as of March 31, 2022 and December 31, 2021, respectively. There were no significant unfunded loan commitments to extend additional funds on troubled debt restructurings as of March 31, 2022 or December 31, 2021.
The following tables present the financial effect of TDRs recorded during the periods indicated:

Three Months Ended March 31, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	$80	$80	$—
Consumer and other	1	22	22	—
Total	2	$102	$102	$—

Three Months Ended March 31, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$107	$107	$—
Commercial real estate:
Non-owner occupied	1	11,997	11,997	—
Total	2	$12,104	$12,104	$—
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the three months ended March 31, 2022. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three months ended March 31, 2022 and 2021 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
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

	March 31, 2022
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$689	$3,324	$4,013	$1,776
Construction	685	—	685	84
Residential real estate:
1-to-4 family mortgage	344	—	344	—
Residential line of credit	1,367	—	1,367	5
Commercial real estate:
Owner occupied	8,470	—	8,470	80
Non-owner occupied	7,006	—	7,006	—
Consumer and other	25	—	25	1
Total	$18,586	$3,324	$21,910	$1,946

	December 31, 2021
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$799	$1,090	$1,889	$—
Construction	3,580	—	3,580	92
Residential real estate:
1-to-4 family mortgage	338	—	338	—
Residential line of credit	1,400	—	1,400	10
Commercial real estate:
Owner occupied	8,117	71	8,188	200
Non-owner occupied	13,899	—	13,899	—
Consumer and other	25	—	25	1
Total	$28,158	$1,161	$29,319	$303

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$9,777	$12,111
Transfers from loans	563	1,395
Proceeds from sale of other real estate owned	(121)	(2,495)
(Loss) gain on sale of other real estate owned	(104)	828
Loans provided for sales of other real estate owned	—	(330)
Write-downs and partial liquidations	(394)	(332)
Balance at end of period	$9,721	$11,177
Foreclosed residential real estate properties totaled $1,193 and $775 as of March 31, 2022 and December 31, 2021, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $230 at March 31, 2022. As of December 31, 2021, there were no such residential foreclosure proceedings in process.
Excess land and facilities held for sale resulting from branch consolidations totaled $3,029 and $3,348 as of March 31, 2022 and December 31, 2021, respectively.
Note (5)—Leases:
As of March 31, 2022, the Company was the lessee in 53 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 41 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 33 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of March 31, 2022 and December 31, 2021:

		March 31,	December 31,
	Classification	2022	2021
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$41,037	$41,686
Finance leases	Premises and equipment, net	1,450	1,487
Total right-of-use assets		$42,487	$43,173
Lease liabilities:
Operating leases	Operating lease liabilities	$45,528	$46,367
Finance leases	Borrowings	1,488	1,518
Total lease liabilities		$47,016	$47,885
Weighted average remaining lease term (in years) - operating		12.3	12.4
Weighted average remaining lease term (in years) - finance		13.1	13.4
Weighted average discount rate - operating		2.72%	2.73%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended
		March 31,
	Classification	2022	2021
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,710	$1,939
Short-term lease cost	Occupancy and equipment	111	87
Variable lease cost	Occupancy and equipment	256	235
Lease impairment	Occupancy and equipment	—	38
Gain on lease modifications and terminations	Occupancy and equipment	(18)	—
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	9	6
Amortization of right-of-use asset	Occupancy and equipment	37	28
Total lease cost		$2,105	$2,333

During the three months ended March 31, 2022, the Company recorded a gain of $18 due to an early lease termination. Additionally, during the three months ended March 31, 2021, the Company recorded $38 in lease modification and impairment on certain vacated locations that were consolidated as a result of previous acquisitions.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of March 31, 2022 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
March 31, 2023	$5,542	$87
March 31, 2024	5,959	118
March 31, 2025	5,140	120
March 31, 2026	4,823	121
March 31, 2027	4,700	123
Thereafter	28,730	1,102
Total undiscounted future minimum lease payments	54,894	1,671
Less: imputed interest	(9,366)	(183)
Lease liability	$45,528	$1,488
Note (6)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Carrying value at beginning of period	$115,512	$79,997
Capitalization	9,812	11,594
Change in fair value:
Due to pay-offs/pay-downs	(4,471)	(9,321)
Due to change in valuation inputs or assumptions	23,822	21,922
Carrying value at end of period	$144,675	$104,192
The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Servicing income:
Servicing income	$7,429	$6,931
Change in fair value of mortgage servicing rights	19,351	12,601
Change in fair value of derivative hedging instruments	(19,098)	(17,864)
Servicing income	7,682	1,668
Servicing expenses	2,548	2,532
Net servicing income (loss)(1)	$5,134	$(864)
(1) Excludes benefit of custodial servicing related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Unpaid principal balance	$11,150,118	$10,759,286
Weighted-average prepayment speed (CPR)	6.41%	9.31%
Estimated impact on fair value of a 10% increase	$(5,077)	$(4,905)
Estimated impact on fair value of a 20% increase	$(9,734)	$(9,429)
Discount rate	8.68%	9.81%
Estimated impact on fair value of a 100 bp increase	$(6,456)	$(4,785)
Estimated impact on fair value of a 200 bp increase	$(12,378)	$(9,198)
Weighted-average coupon interest rate	3.20%	3.23%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	330	330
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, "Derivatives" for additional information on these hedging instruments.
As of March 31, 2022 and December 31, 2021, mortgage escrow deposits totaled to $131,147 and $127,617, respectively.
Note (7)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended March 31,
	2022	2021
Current	$—	$5,949
Deferred	9,313	9,639
Total	$9,313	$15,588
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Federal taxes calculated at statutory rate	$9,355	21.0%	$14,377	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	951	2.1%	1,750	2.6%
(Benefit) expense from equity based compensation	(291)	(0.7)%	(221)	(0.3)%
Municipal interest income, net of interest disallowance	(444)	(1.0)%	(424)	(0.6)%
Bank-owned life insurance	(74)	(0.2)%	(84)	(0.1)%
Section 162(m) limitation	122	0.3%	227	0.3%
Other	(306)	(0.6)%	(37)	(0.1)%
Income tax expense, as reported	$9,313	20.9%	$15,588	22.8%
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of the net deferred tax (liabilities) assets at March 31, 2022 and December 31, 2021, are as follows:

	March 31,	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$34,146	$35,233
Operating lease liabilities	12,251	12,478
Net operating loss	3,644	1,370
Amortization of core deposit intangibles	53	—
Deferred compensation	2,243	5,484
Unrealized loss on debt securities	26,158	—
Unrealized loss on cash flow hedges	—	205
Other assets	7,684	8,301
Subtotal	86,179	63,071
Deferred tax liabilities:
FHLB stock dividends	$(484)	$(484)
Operating leases - right of use assets	(11,111)	(11,287)
Depreciation	(7,930)	(7,938)
Amortization of core deposit intangibles	—	(116)
Unrealized gain on equity securities	(2,167)	(2,407)
Unrealized gain on cash flow hedges	(68)	—
Unrealized gain on debt securities	—	(1,324)
Mortgage servicing rights	(37,696)	(30,098)
Goodwill	(14,276)	(13,743)
Other liabilities	(2,699)	(2,494)
Subtotal	(76,431)	(69,891)
Net deferred tax assets (liabilities)	$9,748	$(6,820)
The Company had a net operating loss carryforward generated as a result of a previous acquisition amounting to $6,523 as of both March 31, 2022 and December 31, 2021. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward expires on December 31, 2029.
During the three months ended March 31, 2022, the Company generated a federal net operating loss carryforward of $6,602 and state net operating loss carryforward of $17,560. While the federal loss has no expiration period and the state loss may have varying expiration periods, the Company expects to generate sufficient taxable income to utilize the loss generated.
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

	March 31,	December 31,
	2022	2021
Commitments to extend credit, excluding interest rate lock commitments	$3,202,550	$3,106,594
Letters of credit	77,877	77,427
Balance at end of period	$3,280,427	$3,184,021
As of March 31, 2022 and December 31, 2021, loan commitments included above with floating interest rates totaled $2.40 billion and $2.26 billion, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives under the CECL methodology. When applying this methodology, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$14,380	$16,378
Provision for credit losses on unfunded commitments	1,882	(2,222)
Balance at end of period	$16,262	$14,156
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,348 and $708 for the three months ended March 31, 2022 and 2021, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$4,802	$5,928
Provision for loan repurchases or indemnifications	(389)	440
Losses on loans repurchased or indemnified	(96)	(84)
Balance at end of period	$4,317	$6,284
Note (9)—Derivatives:
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line items “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”
Derivatives not designated as hedging instruments
The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Under such commitments, interest rates for mortgage loans are typically locked in for between 45 to 90 days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s consolidated balance sheets. The Company also enters into best effort or mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the consolidated statements of income.
The Company enters into forward commitments, futures and options contracts as economic hedges to offset the changes in fair value of Mortgage servicing rights. Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” on the consolidated statements of income.
Additionally, the Company enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with customer contracts, the Company enters into an offsetting derivative contract. The Company manages its credit risk, or potential risk of default by its commercial customers through credit limit approval and monitoring procedures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	March 31, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$587,309	$23,245	$23,195
Forward commitments	805,000	12,921	—
Interest rate-lock commitments	541,560	1,752	—
Futures contracts	382,000	—	4,754
Total	$2,315,869	$37,918	$27,949

	December 31, 2021
	Notional Amount	Asset	Liability
Interest rate contracts	$600,048	$19,265	$19,138
Forward commitments	1,180,000	—	1,077
Interest rate-lock commitments	487,396	7,197	—
Futures contracts	429,000	922	—
Total	$2,696,444	$27,384	$20,215
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended March 31,
	2022	2021
Included in mortgage banking income:
Interest rate lock commitments	$(5,446)	$(21,442)
Forward commitments	37,903	43,258
Futures contracts	(16,535)	(16,332)
Option contracts	36	—
Total	$15,958	$5,484
Derivatives designated as cash flow hedges
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. Upon the cessation of LIBOR in June 2023, the rate will convert to SOFR plus an adjustment in accordance with market standards. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
 The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		March 31, 2022		December 31, 2021
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$262	Other assets	$(785)	Accrued expenses and other liabilities
During the three months ended March 31, 2022 and 2021, the Company's consolidated statements of income included losses of $139 and $137, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive (loss) income into earnings during either period presented.
The following discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
	2022	2021
Amount of gain recognized in other comprehensive (loss) income, net of tax expense of $273 and $112	$774	$316
Derivatives designated as fair value hedges
During the three months ended March 31, 2022, the Company entered into three designated fair value hedges to mitigate the effect of changing rates on the fair value of various fixed rate liabilities, including certain money market deposits and subordinated debt. The hedging strategy converts the fixed interest rates of the hedged items to the daily compounded SOFR in arrears paid monthly. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. As of March 31, 2022, the fair value hedges were deemed effective.

	March 31, 2022
	Notional Amount	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- subordinated debt	$100,000	1.92	1.45625%	SOFR	$(1,333)
Interest rate swap agreement- fixed rate money market deposits	75,000	2.39	1.49500%	SOFR	(1,405)
Interest rate swap agreement- fixed rate money market deposits	125,000	2.39	1.49500%	SOFR	(2,342)
Total	$300,000	2.23	1.48208%		$(5,080)
During the three months ended March 31, 2022, the Company recognized income of $162 and $313 included in interest expense on borrowings and deposits, respectively, related to these fair value hedging instruments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following amounts were recorded on the balance sheet related to cumulative adjustments for fair value hedges as of March 31, 2022:

Line item on the balance sheet	Carrying Amount of the Hedged Item		Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Borrowings	$97,378	(1)	$(1,333)
Money market and savings deposits	205,415	(2)	(3,747)
(1) The carrying value also includes unamortized subordinated debt issuance costs of $1,289.
(2) The carrying value also includes and purchase accounting fair value premium of $9,162.
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Gross amounts recognized	$18,895	$4,990	$12,134	$15,733
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	18,895	4,990	12,134	15,733

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	9,681	4,297	9,681	4,297
Less: financial collateral pledged	—	—	2,453	11,436
Net amounts	$9,214	$693	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. As of March 31, 2022 and December 31, 2021, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $52,221 and $57,868, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.

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

Derivatives
The fair value of the Company's interest rate swap agreements to facilitate customer transactions are based upon fair values provided from entities that engage in interest rate swap activity and is based upon projected future cash flows and interest rates. The fair value of interest rate lock commitments associated with the mortgage pipeline is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered. The fair values of the Company's designated cash flow and fair value hedges are determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. The fair values of both the Company's hedges, including designated cash flow hedges and designated fair value hedges are based on pricing models that utilize observable market inputs. These financial instruments are classified as Level 2.

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

		Fair Value
March 31, 2022	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,743,311	$1,743,311	$—	$—	$1,743,311
Investment securities	1,686,738	—	1,686,738	—	1,686,738
Loans, net	7,884,927	—	—	7,872,659	7,872,659
Loans held for sale	396,728	—	318,549	78,179	396,728
Interest receivable	39,069	101	6,806	32,162	39,069
Mortgage servicing rights	144,675	—	—	144,675	144,675
Derivatives	38,180	—	38,180	—	38,180
Financial liabilities:
Deposits:
Without stated maturities	$9,940,962	$9,940,962	$—	$—	$9,940,962
With stated maturities	1,055,316	—	1,060,935	—	1,060,935
Securities sold under agreement to repurchase and federal funds sold	25,937	25,937	—	—	25,937
Subordinated debt	128,308	—	—	129,742	129,742
Interest payable	1,476	124	960	392	1,476
Derivatives	33,029	—	33,029	—	33,029

	Fair Value
December 31, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,797,740	$1,797,740	$—	$—	$1,797,740
Investment securities	1,681,892	—	1,681,892	—	1,681,892
Loans, net	7,479,103	—	—	7,566,717	7,566,717
Loans held for sale	752,223	—	672,924	79,299	752,223
Interest receivable	38,528	36	6,461	32,031	38,528
Mortgage servicing rights	115,512	—	—	115,512	115,512
Derivatives	27,384	—	27,384	—	27,384
Financial liabilities:
Deposits:
Without stated maturities	$9,705,816	$9,705,816	$—	$—	$9,705,816
With stated maturities	1,131,081	—	1,137,647	—	1,137,647
Securities sold under agreement to repurchase and federal funds sold	40,716	40,716	—	—	40,716
Subordinated debt	129,544	—	—	133,021	133,021
Interest payable	3,162	140	1,510	1,512	3,162
Derivatives	21,000	—	21,000	—	21,000

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at March 31, 2022 are presented in the following table:

At March 31, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$38,882	$—	$38,882
Mortgage-backed securities - residential	—	1,232,256	—	1,232,256
Mortgage-backed securities - commercial	—	14,307	—	14,307
Municipal securities	—	310,138	—	310,138
Treasury securities	—	80,173	—	80,173
Corporate securities	—	7,769	—	7,769
Equity securities	—	3,213	—	3,213
Total securities	$—	$1,686,738	$—	$1,686,738
Loans held for sale	$—	$318,549	$78,179	$396,728
Mortgage servicing rights	—	—	144,675	144,675
Derivatives	—	38,180	—	38,180
Financial Liabilities:
Derivatives	—	33,029	—	33,029
The balances and levels of the assets measured at fair value on a non-recurring basis at March 31, 2022 are presented in the following table:

At March 31, 2022	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$1,836	$1,836
Collateral dependent loans:
Commercial and industrial	$—	$—	$11	$11
Construction	—	—	601	601
Residential real estate:
Residential line of credit	—	—	311	311
Commercial real estate:
Owner occupied	—	—	2,140	2,140
Consumer and other	—	—	24	24
Total collateral dependent loans	$—	$—	$3,087	$3,087

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
The following tables present information as of March 31, 2022 and December 31, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of March 31, 2022
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans	$3,087	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$1,836	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of March 31, 2022 and December 31, 2021, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $5,034 and $5,781, respectively.
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
Fair value option
The following table summarizes the Company's loans held for sale, at fair value, as of the dates presented:

	March 31,	December 31,
	2022	2021
Commercial and industrial	$78,179	$79,299
Residential real estate:
1-4 family mortgage	318,549	672,924
Total loans held for sale	$396,728	$752,223
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
Net losses of $16,874 and $20,716 resulting from fair value changes of mortgage loans were recorded in income during the three months ended March 31, 2022 and 2021, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. As of March 31, 2022, and December 31, 2021, there were $70,672 and $94,648, respectively, of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
Commercial loans held for sale
The Company also has a portfolio of shared national credits and institutional healthcare loans that were acquired during 2020 in the acquisition of Franklin. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the allowance for credit losses. The following tables sets forth the changes in fair value associated with this portfolio for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Pay-downs and pay-offs	(946)	—	(946)
Write-offs to discount	—	—	—
Changes in valuation included in other noninterest income	—	(174)	(174)
Carrying value at end of period	$85,816	$(7,637)	$78,179

	Three Months Ended March 31, 2021
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(39,566)	—	(39,566)
Write-offs to discount	(2,007)	2,007	—
Changes in valuation included in other noninterest income	—	(853)	(853)
Carrying value at end of period	$197,490	$(22,506)	$174,984
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in interest income in the consolidated statements of income.
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$318,549	$320,516	$(1,967)
Commercial loans held for sale measured at fair value	73,092	76,028	(2,936)
Nonaccrual commercial loans held for sale	5,087	9,788	(4,701)

December 31, 2021
Mortgage loans held for sale measured at fair value	$672,924	$658,017	$14,907
Commercial loans held for sale measured at fair value	74,082	76,863	(2,781)
Nonaccrual commercial loans held for sale	5,217	9,899	(4,682)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (11)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. For periods prior to and for the three months ended March 31, 2022, the Company offered conforming residential mortgage loans and services through two delivery channels: retail and our national Direct-to-Consumer internet delivery channel. Additionally, the Mortgage segment activities include the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
The financial performance of the Mortgage segment is assessed based on results of operations reflecting direct revenues and expenses and allocated expenses. This approach gives management a better indication of the operating performance of the segment. When assessing the Banking segment’s financial performance, the CEO utilizes reports with indirect revenues and expenses including but not limited to the investment portfolio, electronic delivery channels and areas that primarily support the banking segment operations. Therefore, these are included in the results of the Banking segment. Other indirect revenue and expenses related to general administrative areas are also included in the internal financial results reports of the Banking segment utilized by the CEO for analysis and are thus included for Banking segment reporting. The Mortgage segment utilizes funding sources from the Banking segment in order to fund mortgage loans that are ultimately sold on the secondary market and uses proceeds from loan sales to repay obligations due to the Banking segment.
On May 10, 2022, the Company announced the restructuring of its Mortgage segment, including the discontinuation of the Direct-to-Consumer delivery channel, which is one of two delivery channels in the Mortgage segment. For the three months ended March 31, 2022 and 2021, the Direct-to-Consumer channel comprised 43.4% and 50.2% of the Company's total interest rate lock volume and 50.7% and 52.8% of the Company's sales volume, respectively. As a result of exiting this channel, the Company expects to incur total pre-tax restructuring charges of approximately $11,000 to $13,000 through the remainder of 2022 and to halt operations in this channel prior to the fourth quarter of 2022. The Company plans to continue originating and selling residential mortgage loans within its Mortgage segment through its traditional mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in the loan portfolio.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide segment financial information for three months ended March 31, 2022 and 2021 as follows:

Three Months Ended March 31, 2022	Banking	Mortgage	Consolidated
Net interest income	$88,184	$(2)	$88,182
Provisions for credit losses(1)	(4,247)	—	(4,247)
Mortgage banking income(2)	—	29,278	29,278
Change in fair value of mortgage servicing rights, net of hedging(2)	—	253	253
Other noninterest income	11,983	(122)	11,861
Depreciation and amortization	1,710	326	2,036
Amortization of intangibles	1,244	—	1,244
Other noninterest expense	56,630	29,362	85,992
Income (loss) before income taxes	$44,830	$(281)	$44,549
Income tax expense			9,313
Net income applicable to FB Financial Corporation and noncontrolling interest			35,236
Net income applicable to noncontrolling interest(3)			—
Net income applicable to FB Financial Corporation			$35,236
Total assets	$11,890,847	$783,344	$12,674,191
Goodwill	242,561	—	242,561
(1)Included $1,882 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

Three Months Ended March 31, 2021	Banking	Mortgage	Consolidated
Net interest income	$82,597	$(21)	$82,576
Provisions for credit losses(1)	(13,854)	—	(13,854)
Mortgage banking income(2)	—	60,595	60,595
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(5,263)	(5,263)
Other noninterest income	11,398	—	11,398
Depreciation and amortization	1,728	328	2,056
Amortization of intangibles	1,440	—	1,440
Other noninterest expense	52,567	38,635	91,202
Income before income taxes	$52,114	$16,348	$68,462
Income tax expense			15,588
Net income applicable to FB Financial Corporation and noncontrolling interest			52,874
Net income applicable to noncontrolling interest(4)			—
Net income applicable to FB Financial Corporation			$52,874
Total assets	$10,787,955	$1,147,871	$11,935,826
Goodwill	242,561	—	242,561
(1)Includes $2,222 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $5,666 and $5,400 for the three months ended March 31, 2022 and 2021, respectively.

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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2022 and December 31, 2021, the Bank and Company met all capital adequacy requirements to which they are subject.
In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced a final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintained the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period and delayed the initial impact of CECL adoption plus 25% of the quarterly increases in ACL through December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and are being phased out of regulatory capital calculations evenly over a three year period, with 75% of the transition provision’s impact being recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Actual and required capital amounts and ratios are included below as of the dates indicated.

As of March 31, 2022	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,456,669	14.2%	$1,077,296	10.5%	N/A	N/A
FirstBank	1,413,849	13.8%	1,075,838	10.5%	$1,024,608	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,264,358	12.3%	$872,096	8.5%	N/A	N/A
FirstBank	1,221,538	11.9%	870,917	8.5%	$819,686	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,264,358	10.2%	$497,942	4.0%	N/A	N/A
FirstBank	1,221,538	9.8%	497,337	4.0%	$621,671	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,234,358	12.0%	$718,197	7.0%	N/A	N/A
FirstBank	1,221,538	11.9%	717,226	7.0%	$665,995	6.5%

As of December 31, 2021	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,434,581	14.5%	$1,039,984	10.5%	N/A	N/A
FirstBank	1,396,407	14.1%	1,038,760	10.5%	$989,295	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,251,874	12.6%	$841,892	8.5%	N/A	N/A
FirstBank	1,213,700	12.3%	840,901	8.5%	$791,436	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,251,874	10.5%	$474,831	4.0%	N/A	N/A
FirstBank	1,213,700	10.2%	474,044	4.0%	$592,555	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,221,874	12.3%	$693,322	7.0%	N/A	N/A
FirstBank	1,213,700	12.3%	692,507	7.0%	$643,042	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (13)—Stock-Based Compensation:
Restricted Stock Units
The Company grants RSUs under compensation arrangements for the benefit of employees, executive officers, and directors. RSU grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes information about the changes in restricted stock units for the three months ended March 31, 2022:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	492,320	$36.06
Granted	123,709	44.43
Vested	(101,057)	33.61
Forfeited	(3,372)	39.70
Balance at end of period	511,600	$38.56
The total fair value of restricted stock units vested and released was $3,397 and $4,364 for the three months ended March 31, 2022 and 2021, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $1,856 and $2,466 for the three months ended March 31, 2022 and 2021, respectively. This included costs related to director grants and compensation elected to be settled in stock amounting to $166 and $157 for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there was $15,200 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.6 years. Additionally, as of March 31, 2022, there were 1,814,244 shares available for issuance under the Company's stock compensation plans. As of March 31, 2022 and December 31, 2021, there were $247 and $274, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.
Performance Based Restricted Stock Units
The following table summarizes information about the changes in PSUs as of and for the three months ended March 31, 2022.

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	115,750	$40.13
Granted	69,010	44.44
Vested	—	—
Forfeited or expired	—	—
Balance at end of period (unvested)	184,760	$41.74
The Company awards performance-based restricted stock units to executives and other officers and employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The Company's performance relative to the peer group will be measured based on calculated non-GAAP adjusted return on average tangible common equity, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for PSUs is estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company recorded compensation cost $726 and $200 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company determined the probability of meeting the performance criteria for each grant, and recorded compensation cost associated with vestings of 175.0% (related to shares granted in 2020), 75.0% (related to shares granted in 2021) and 100% (related to shares granted in 2022), when factoring in the conversion of PSUs to shares of common stock. As of March 31, 2022, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $12,322, and the remaining performance period over which the cost could be recognized was 2.0 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were 15,152 and 21,566 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $588 and $811, during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there were 2,326,544 shares available for issuance under the ESPP, respectively.
Note (14)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2022	$29,010
New loans and advances	39,767
Change in related party status	(9,037)
Repayments	(192)
Loans outstanding at March 31, 2022	$59,548
 Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $29,662 and $10,994 at March 31, 2022 and December 31, 2021, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $308,361 and $312,956 as of March 31, 2022 and December 31, 2021, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $3 and $6 in unamortized leasehold improvements related to these leases at March 31, 2022 and December 31, 2021, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $101 and $128 for the three months ended March 31, 2022 and 2021.
(D) Aviation time sharing agreements:
The Company is a participant to an aviation time sharing agreement with an entity owned by a certain director of the Company. During the three months ended March 31, 2021, the Company made payments of $11 under this agreement. No such payments were made during the three months ended March 31, 2022. Additionally, during the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also established a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. During the three months ended March 31, 2022, the Company recognized income amounting to $11 under this agreement. No such income was recognized during the three months ended March 31, 2021.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at March 31, 2022 and December 31, 2021, and our results of operations for the three months ended March 31, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on February 25, 2022, and with the accompanying unaudited notes to the consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s business operations, assets, valuations, financial conditions, results of operations, future plans, strategies, and expectations, including statements regarding the Company’s Mortgage segment restructuring. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) the ongoing effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and the emergence of new variants, development of related vaccines, and the impact on general economic and financial market conditions and on the Company’s business and the Company’s customers' business, results of operations, asset quality and financial condition, (3) vaccines' efficacy against the virus, including new variants, (4) changes in government interest rate policies and its impact on the Company’s business, NIM, and mortgage operations, (5) the Company’s ability to effectively manage problem credits, (6) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (7) difficulties and delays in integrating acquired businesses or fully realizing costs savings, revenue synergies and other benefits from future and prior acquisitions, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the potential impact of the proposed phase-out of LIBOR or other changes involving LIBOR, (11) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (12) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (13) general competitive, economic, political, and market conditions, including global economic and political conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the company. The Company qualifies all forward-looking statements by these cautionary statements.
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
Financial highlights
The following table presents certain selected historical consolidated income statement data and key performance indicators as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended,		As of or for the year ended
	March 31,		December 31,
(dollars in thousands, except per share data and %)	2022	2021	2021
Statement of Income Data
Net interest income	$88,182	$82,576	$347,370
Provisions for credit losses	(4,247)	(13,854)	(40,993)
Total noninterest income	41,392	66,730	228,255
Total noninterest expense	89,272	94,698	373,567
Income before income taxes	44,549	68,462	243,051
Income tax expense	9,313	15,588	52,750
Net income applicable to noncontrolling interest	—	—	16
Net income applicable to FB Financial Corporation	$35,236	$52,874	$190,285
Net income applicable to FB Financial Corporation and noncontrolling interest	35,236	52,874	190,301
Net interest income (tax-equivalent basis)	$88,932	$83,368	$350,456
Per Common Share
Basic net income	$0.74	$1.12	$4.01
Diluted net income	0.74	1.10	3.97
Book value (1)	29.06	28.08	30.13
Tangible book value (4)	23.62	22.51	24.67
Cash dividends declared	0.13	0.11	0.44
Selected Ratios
Return on average:
Assets (2)	1.13%	1.86%	1.61%
Common shareholders' equity (2)	10.1%	16.5%	14.0%
Tangible common equity (4)	12.4%	20.6%	17.3%
Average shareholders' equity to average assets	11.2%	11.3%	11.5%
Net interest margin (tax-equivalent basis)	3.04%	3.19%	3.19%
Efficiency ratio	68.9%	63.4%	64.9%
Adjusted efficiency ratio (tax-equivalent basis) (4)	68.1%	63.0%	65.8%
Yield on interest-earning assets	3.28%	3.66%	3.53%
Cost of interest-bearing liabilities	0.34%	0.65%	0.48%
Cost of total deposits	0.20%	0.41%	0.30%
Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income (5)	1.50%	2.24%	1.65%
Nonperforming loans HFI to loans HFI, net of unearned income	0.51%	0.94%	0.62%

	As of or for the three months ended,		As of or for the year ended
	March 31,		December 31,
(dollars in thousands, except per share data and %)	2022	2021	2021
Capital Ratios (Company)
Total common shareholders' equity to assets	10.9%	11.1%	11.4%
Tier 1 capital (to average assets)	10.2%	10.1%	10.5%
Tier 1 capital (to risk-weighted assets (3)	12.3%	12.3%	12.6%
Total capital (to risk-weighted assets) (3)	14.2%	14.6%	14.5%
Tangible common equity to tangible assets (4)	9.03%	9.13%	9.51%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	12.0%	12.0%	12.3%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	10.8%	11.3%	11.3%
Tier 1 capital (to average assets)	9.8%	10.0%	10.2%
Tier 1 capital (to risk-weighted assets) (3)	11.9%	12.1%	12.3%
Total capital to (risk-weighted assets) (3)	13.8%	14.2%	14.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	11.9%	12.1%	12.3%
(1)Book value per share equals our total common shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 47,487,874; 47,331,680 and 47,549,241 as of March 31, 2022, March 31, 2021 and December 31, 2021, respectively.
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
The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our financial highlights may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in our financial highlights when comparing such non-GAAP financial measures. The following reconciliation tables provide a more detailed analysis of, and reconciliations for, each of these non-GAAP financial measures.
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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

(In Thousands, Except Share Data and %)	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$89,272	$94,698	$373,567
Less offering expenses	—	—	605
Less gain on lease terminations	—	—	(787)
Less certain charitable contributions	—	—	1,422
Adjusted noninterest expense	$89,272	$94,698	$372,327
Net interest income (tax-equivalent basis)	$88,932	$83,368	$350,456
Total noninterest income	41,392	66,730	228,255
Less (loss) gain on change in fair value on commercial loans held for sale	(174)	(853)	11,172
Less loss on swap cancellation	—	—	(1,510)
Less (loss) gain on sales or write-downs of other real estate owned and other assets	(498)	496	2,504
Less gain (loss) on other assets	64	(11)	323
Less (loss) gain from securities, net	(152)	83	324
Adjusted noninterest income	$42,152	$67,015	$215,442
Adjusted operating revenue	$131,084	$150,383	$565,898
Efficiency ratio (GAAP)	68.9%	63.4%	64.9%
Adjusted efficiency ratio (tax-equivalent basis)	68.1%	63.0%	65.8%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	As of March 31,		As of December 31,
(In Thousands, Except Share Data and %)	2022	2021	2021
Tangible Assets
Total assets	$12,674,191	$11,935,826	$12,597,686
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(15,709)	(20,986)	(16,953)
Tangible assets	$12,415,921	$11,672,279	$12,338,172
Tangible Common Equity
Total common shareholders' equity	$1,379,776	$1,329,103	$1,432,602
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(15,709)	(20,986)	(16,953)
Tangible common equity	$1,121,506	$1,065,556	$1,173,088
Common shares outstanding	47,487,874	47,331,680	47,549,241
Book value per common share	$29.06	$28.08	$30.13
Tangible book value per common share	$23.62	$22.51	$24.67
Total common shareholders' equity to total assets	10.9%	11.1%	11.4%
Tangible common equity to tangible assets	9.03%	9.13%	9.51%
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

	Three Months Ended March 31,		Year Ended December 31,
(In Thousands, Except %)	2022	2021	2021
Return on average tangible common equity
Total average common shareholders' equity	$1,415,985	$1,303,493	$1,361,637
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)
Average intangibles, net	(16,376)	(21,695)	(19,606)
Average tangible common equity	$1,157,048	$1,039,237	$1,099,470
Net income applicable to FB Financial Corporation	$35,236	$52,874	$190,285
Return on average common shareholders' equity	10.1%	16.5%	14.0%
Return on average tangible common equity	12.4%	20.6%	17.3%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia, and mortgage offices across the Southeast. As of March 31, 2022, our footprint included 81 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, unsecured credit lines, brokered and internet deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans, as well as from mortgage servicing revenues.
Recent developments
Mortgage restructuring
In May 10, 2022, we announced the restructuring of our Mortgage segment, including the discontinuation of our internet delivery channel, Real Genius, formerly known as ConsumerDirect (the "Direct-to-Consumer" channel), which is one of two delivery channels in the Mortgage segment. For the three months ended March 31, 2022 and 2021, our Direct-to-consumer delivery channel comprised 43.4% and 50.2% of the Company's total interest rate lock volume and 50.7% and 52.8% of the Company's sales volume, respectively. As a result of exiting this channel, we expect to incur total pre-tax restructuring charges of approximately $11.0 million to $13.0 million through the remainder of 2022 and to halt operations in this channel prior to the fourth quarter of 2022. We plan to continue originating and selling residential mortgage loans within our Mortgage segment through our traditional consumer-facing mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in our loan portfolio.
Pandemic update
As previously disclosed, the COVID-19 health pandemic has created financial disruptions including rapid decreases in commercial and consumer activity, increases in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. During the three months ended March 31, 2022, the economic outlook related to COVID-19 continued to improve and additional pandemic-related restrictions lifted. Despite the improvement, concern remains regarding the long-term impact on the global economy, the efficacy of available vaccines and boosters to protect against widespread infection, labor market shortages, persistent supply chain delays and other political and economic variables. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the our business operations, asset valuations, financial condition, and results of operations. In response to this uncertainty, we continues to take deliberate actions to ensure the continued health and strength of our balance sheet, including careful balance sheet management in order to maintain a strong capital position.
Overview of recent financial performance
Results of operations
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Our net income decreased during the three months ended March 31, 2022 to $35.2 million from $52.9 million for the three months ended March 31, 2021. Diluted earnings per common share was $0.74 and $1.10 for the three months ended March 31, 2022 and 2021, respectively. Our net income represented a return on average assets of 1.13% and 1.86% for the three months ended March 31, 2022 and 2021, respectively, and a return on average equity of 10.1% and 16.5% for the same periods. Our ratio of return on average tangible common equity for the three months ended March 31, 2022 and 2021 was 12.4% and 20.6%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on tangible common equity.

These results were impacted by lower interest rate lock volumes and compressing margins in our Mortgage segment during the three months ended March 31, 2022 compared with the three months ended March 31, 2021.
During the three months ended March 31, 2022, net interest income before provisions for credit losses increased to $88.2 million compared with $82.6 million in the three months ended March 31, 2021. The increase was primarily driven by an increase in our average taxable available-for-sale securities by 66.2% to $1.38 billion for the three months ended March 31, 2022 as compared to $0.83 billion or the three months ended March 31, 2021. Additionally, interest expense on deposits decreased $4.4 million to $5.5 million for the three months ended March 31, 2022 compared to $9.8 million in the three months ended March 31, 2021, primarily attributable to the change in interest rates.
Our net interest margin, on a tax-equivalent basis, decreased to 3.04% for the three months ended March 31, 2022 as compared to 3.19% for the three months ended March 31, 2021, which was impacted by $2.2 million of accelerated purchase accounting premium amortization caused by the payoff of two PCD loans with balances totaling $21.4 million.
Our NIM also continued to be influenced by excess liquidity carried on the balance sheet, which negatively impacted our NIM by approximately 29 basis points for the three months ended March 31, 2022 compared to 33 basis points for the three months ended March 31, 2021. We calculate our estimated excess liquidity as interest bearing deposits with other financial institutions in excess of 5% of average tangible assets.
Noninterest income for the three months ended March 31, 2022 decreased by $25.3 million to $41.4 million, down from $66.7 million in the same period in the prior year. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $25.8 million to $29.5 million for the three months ended March 31, 2022 from $55.3 million for the three months ended March 31, 2021.
Noninterest expense decreased to $89.3 million for the three months ended March 31, 2022, compared with $94.7 million for the three months ended March 31, 2021. The decrease in noninterest expense is reflective of the decreases in salaries, commissions and personnel-related costs related to the decrease in mortgage incentives and commissions associated with the reduction in production.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased for the three months ended March 31, 2022 to $44.8 million, compared to $52.1 million for the three months ended March 31, 2021. Net interest income increased by $5.6 million to $88.2 million during the three months ended March 31, 2022 compared to $82.6 million during the three months ended March 31, 2021. Our net provisions for credit losses on loans held for investment and unfunded loan commitments resulted in a reversal of $4.2 million of provision during the three months ended March 31, 2022 compared to $13.9 million in the same period in the previous year. Noninterest income increased to $12.0 million in the three months ended March 31, 2022 as compared to $11.4 million in the three months ended March 31, 2021. Noninterest expense increased $3.8 million to $59.6 million for three months ended March 31, 2022.
Mortgage
Activity in our Mortgage segment resulted in a pre-tax net loss of $0.3 million for the three months ended March 31, 2022 as compared to pre-tax net income of $16.3 million for the three months ended March 31, 2021. There was a decrease in mortgage banking income of $25.8 million to $29.5 million during the three months ended March 31, 2022 compared to $55.3 million for the three months ended March 31, 2021. Noninterest expense for the three months ended March 31, 2022 and 2021 was $29.7 million and $39.0 million, respectively, reflecting decreases in commissions and incentive costs associated with the decrease in production during the current period compared with the same period in the previous year.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2022 and 2021.
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
In response to economic uncertainty related to the COVID-19 pandemic, short term interest rates have been at historic lows. The Federal Funds Target Rate range was 0% - 0.25% as of December 31, 2021 and increased 25 bps during the three months ended March 31, 2022 to 0.25% to 0.50% as of March 31, 2022. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is expected to continue to increase during 2022 and 2023 in order to slow inflation. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. Additionally, the Federal Reserve expressed its intention to shrink its balance sheet by approximately $95 billion per month beginning later this year, with the intention of letting treasury securities and MBS mature without reinvestment. During the three months ended March 31, 2022, the US Treasury yield curve inverted as long-term rates increased at a slower pace than short-term rates. This compares to the three months ended March 31, 2022, the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant.
Three months ended March 31, 2022 compared to three months ended March 31, 2021
On a tax-equivalent basis, net interest income increased $5.5 million to $88.9 million for the three months ended March 31, 2022 as compared to $83.4 million for the three months ended March 31, 2021. The increase in tax-equivalent net interest income for the three months ended March 31, 2022 was primarily driven by an increase in the average volume of available-for-sale debt securities outstanding, coupled with a decrease in overall cost of deposits, which declined to 0.20% for the three months ended March 31, 2022, a 21 basis point reduction from the three months ended March 31, 2021.
Interest income, on a tax-equivalent basis, was $95.9 million for the three months ended March 31, 2022, compared to $95.6 million for the three months ended March 31, 2021, an increase of $0.3 million. Interest income on loans held for investment, on a tax-equivalent basis, decreased $0.6 million to $82.5 million for the three months ended March 31, 2022 from $83.1 million for the three months ended March 31, 2021. This is primarily due to a 50 basis point decrease in the average yield on loans HFI period-over-period to 4.31% for the three months ended March 31, 2022 which was largely offset by growth in the average loan held for investment balances of $762.2 million, or 10.9%, to $7.76 billion for the three months ended March 31, 2022, as compared to $7.00 billion for the three months ended March 31, 2021. The decrease in yield was primarily due to the addition of new loans which were originated in a lower interest rate environment while higher yielding loans were paid off and refinanced at lower rates. Additionally, the payoff of two PCD loans with balances totaling $21.4 million which resulted in a $2.2 million accelerated purchase accounting premium amortization expense contributed to the decrease in the yield. Contractual loan interest rates yielded 4.15% in the three months ended March 31, 2022 compared with 4.39% in the three months ended March 31, 2021. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 9 points higher for the three months ended March 31, 2021. PPP loans had a less than 1 basis point effect on our contractual loan yield for the three months ended March 31, 2022. Our yield on interest-earning assets decreased to 3.28% for the three months ended March 31, 2022 from 3.66% for the three months ended March 31, 2021 largely due to the decrease in the average yield on loans HFI period-over-period detailed above.

The decrease was further amplified by a $178.0 decrease in our average mortgage loans held for sale portfolio for the three months ended March 31, 2022 compared to the same balance for the three months ended March 31, 2021. This balance decreased due to lower mortgage origination volumes which resulted from an increase interest rate environment, housing inventory shortages, and compressed margins.
Interest expense was $6.9 million for the three months ended March 31, 2022, a decrease of $5.3 million as compared to the three months ended March 31, 2021. The decrease was largely attributed to a reduction of interest rates on customer time deposits and money market deposits partially offset by an increase in volume in interest-bearing checking. Interest expense on customer time deposits decreased to $1.3 million for the three months ended March 31, 2022 from $3.0 million for the three months ended March 31, 2021 and interest expense on money market deposits decreased $2.0 million for the three months ended March 31, 2022 from $3.6 million for the three months ended March 31, 2021. The average rate on customer time deposits decreased 40 basis points from 0.90% for the three months ended March 31, 2021 to 0.50% for the three months ended March 31, 2022 and the average rate on money market deposits decreased 29 basis points from 0.50% for the three months ended March 31, 2021 to 0.21% for the three months ended March 31, 2022. During the three months ended March 31, 2022, we entered into three designated fair value hedges to mitigate the effect of changing rates on various fixed rate liabilities, including certain money market deposits and subordinated debt. The fair value hedge money market deposits lowered interest expense by $0.3 million during the three months ended March 31, 2022.
Interest expense on subordinated debt decreased to $1.5 million for the three months ended March 31, 2022 from $2.3 million for the three months ended March 31, 2021. The fair value hedge on subordinated debt lowered interest expense by $0.2 million during the three months ended March 31, 2022.
Overall, our NIM, on a tax-equivalent basis, decreased to 3.04% for the three months ended March 31, 2022 from 3.19% for the three months ended March 31, 2021, driven by the decrease in our loan yield which was negatively impacted by amortization on our purchased loan portfolio. The $2.3 million amortization on purchased loans was primarily driven by two purchased credit deteriorated loans with balances totaling $21.4 million paying off early which resulted in a $2.2 million in accelerated purchase accounting premium. This $2.2 million had a 7 basis point impact on our net interest margin. Also impacting our margin was a balance sheet mix shift as our average mortgage loans held for sale balance decreased to $470.0 million for the three months ended March 31, 2022 from $648.1 million for the three months ended March 31, 2021.
The components of our loan yield, a key driver to our net interest margin for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan yield components:
Contractual interest rate on loans held for investment (1)(2)	$79,430	4.15%	$75,828	4.39%
Origination and other loan fee income (2)	4,982	0.26%	6,640	0.38%
Amortization on purchased loans	(2,352)	(0.12)%	(58)	—%
Nonaccrual interest collections	403	0.02%	657	0.04%
Total loan yield	$82,463	4.31%	$83,067	4.81%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
(2)Includes $7 thousand and $0.4 million of loan contractual interest and $0 and $1.6 million of loan fee income related to PPP loans for the three months ended March 31, 2022 and 2021, respectively.
Net amortization on purchased loans lowered the NIM by 8 basis point for the three months ended March 31, 2022. For the three months ended March 31, 2021, net amortization on purchased loans had a less than 1 basis point impact to the NIM. The increase in net amortization is due to the continued impact of purchase accounting resulting from our mergers, which can fluctuate based on volume of early pay-offs as discussed above. As a result of the Franklin merger, a $11.3 million premium was recorded on August 15, 2020 which is being amortized as a reduction to loan interest income. As of March 31, 2022 and December 31, 2021, the remaining net discount on all acquired loans amounted to $4.7 million and $2.3 million, respectively. Excluding PPP loans, our NIM would have been 8 basis points higher for the three months ended March 31, 2021. PPP loans had a less than 1 basis point impact on our NIM for the three months ended March 31, 2022.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2022			2021
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$7,762,566	$82,463	4.31%	$7,000,416	$83,067	4.81%
Loans held for sale-mortgage(8)	470,005	3,566	3.08%	648,054	4,290	2.68%
Loans held for sale-commercial	78,567	928	4.79%	197,820	2,157	4.42%
Securities:(8)
Taxable	1,380,897	5,420	1.59%	830,686	2,819	1.38%
Tax-exempt (4)	318,849	2,523	3.21%	334,303	2,646	3.21%
Total Securities (4)	1,699,746	7,943	1.90%	1,164,989	5,465	1.90%
Federal funds sold and reverse repurchase agreements	206,829	192	0.38%	133,813	20	0.06%
Interest-bearing deposits with other financial institutions	1,599,991	638	0.16%	1,427,184	421	0.12%
FHLB stock	32,894	147	1.81%	31,461	157	2.02%
Total interest earning assets (4)	11,850,598	95,877	3.28%	10,603,737	95,577	3.66%
Noninterest Earning Assets:
Cash and due from banks	93,419			172,756
Allowance for credit losses	(125,980)			(171,380)
Other assets (3)	823,452			903,670
Total noninterest earning assets	790,891			905,046
Total assets	$12,641,489			$11,508,783
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$3,559,755	$2,457	0.28%	$2,746,355	$3,018	0.45%
Money market deposits(7)	3,017,746	1,572	0.21%	2,917,856	3,615	0.50%
Savings deposits	487,945	64	0.05%	369,600	53	0.06%
Customer time deposits(7)	1,077,386	1,320	0.50%	1,365,570	3,036	0.90%
Brokered and internet time deposits(7)	16,065	49	1.24%	49,764	104	0.85%
Time deposits	1,093,451	1,369	0.51%	1,415,334	3,140	0.90%
Total interest bearing deposits	8,158,897	5,462	0.27%	7,449,145	9,826	0.53%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	30,056	14	0.19%	31,342	36	0.47%
Subordinated debt(6)	129,578	1,460	4.57%	188,996	2,341	5.02%
Other borrowings	1,502	9	2.43%	5,924	6	0.41%
Total other interest-bearing liabilities	161,136	1,483	3.73%	226,262	2,383	4.27%
Total interest-bearing liabilities	8,320,033	6,945	0.34%	7,675,407	12,209	0.65%
Noninterest bearing liabilities:
Demand deposits	2,767,087			2,348,814
Other liabilities	138,291			180,976
Total noninterest-bearing liabilities	2,905,378			2,529,790
Total liabilities	11,225,411			10,205,197
FB Financial Corporation common shareholders' equity	1,415,985			1,303,493
Noncontrolling interest	93			93
Shareholders' equity	1,416,078			1,303,586
Total liabilities and shareholders' equity	$12,641,489			$11,508,783
Net interest income (tax-equivalent basis)		$88,932			$83,368
Interest rate spread (tax-equivalent basis)			2.94%			3.01%
Net interest margin (tax-equivalent basis) (5)			3.04%			3.19%
Cost of total deposits			0.20%			0.41%
Average interest-earning assets to average interest-bearing liabilities			142.4%			138.2%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances. Loan fees of $5.0 million and $6.6 million, net amortization of $2.4 million and $0.1 million, and nonaccrual interest collections of $0.4 million and $0.7 million are included in interest income for the three months ended March 31, 2022 and 2021, respectively.
(3)Includes investments in premises and equipment, OREO, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. For the three months ended March 31, 2022 and 2021, the net taxable-equivalent adjustment amounts included was $0.8 million for both periods.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

(6)Includes $0 and $0.3 million of accretion on subordinated debt fair value premium for the three months ended March 31, 2022 and 2021, respectively.
(7)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $0.2 million and $0.8 million on customer time deposits and $0 and $0.2 million on brokered and internet time deposits for the three months ended March 31, 2022 and 2021, respectively.
(8)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.
Rate/volume analysis
The tables below present the components of the changes in net interest income for the three months ended March 31, 2022 and 2021. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three months ended March 31, 2022 compared to three months ended March 31, 2021 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$8,096	$(8,700)	$(604)
Loans held for sale - residential	(1,351)	627	(724)
Loans held for sale - commercial	(1,409)	180	(1,229)
Securities available-for-sale and other securities:
Taxable	2,160	441	2,601
Tax Exempt(2)	(122)	(1)	(123)
Federal funds sold and reverse repurchase agreements	68	104	172
Time deposits in other financial institutions	69	148	217
FHLB stock	6	(16)	(10)
Total interest income(2)	7,517	(7,217)	300
Interest-bearing liabilities:
Interest bearing checking	561	(1,122)	(561)
Money market deposits(4)	52	(2,095)	(2,043)
Savings deposits	16	(5)	11
Customer time deposits(4)	(353)	(1,363)	(1,716)
Brokered and internet time deposits(4)	(103)	48	(55)
Securities sold under agreements to repurchase and federal funds purchased	(1)	(21)	(22)
Subordinated debt(3)	(669)	(212)	(881)
Other borrowings	(20)	57	37
Total interest expense	(517)	(4,713)	(5,230)
Change in net interest income(2)	$8,034	$(2,504)	$5,530
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of ACL). Loan fees of $5.0 million and $6.6 million, net amortization of $2.4 million and $0.1 million, and nonaccrual interest collections of $0.4 million and $0.7 million, are included in interest income for the three months ended March 31, 2022 and 2021, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0 and $0.3 million of accretion on subordinated debt fair value premium for the three months ended March 31, 2022 and 2021, respectively.
(4)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $0.2 million and $0.8 million on customer time deposits and $0 and $0.2 million on brokered and internet time deposits for the three months ended March 31, 2022 and 2021, respectively.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Basis of presentation" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed discussion regarding ACL methodology.
Three months ended March 31, 2022 compared to three months ended March 31, 2021
We recognized a reversal of provision for credit losses on loans held for investment for the three months ended March 31, 2022 and 2021 of $6.1 million and $11.6 million, respectively. The current period reversal resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given an improvement in economic outlook and forecasts. Although the portfolio benefited from improving economic forecasts during the three months ended March 31, 2022 and the general outlook related to the COVID pandemic has improved, there continues to be uncertainty surrounding the long-term impact of COVID and our customers continue to be impacted. Additionally, there continues to be a shortfall in the labor market, overall supply chain delays and upward pressure on inflation. The conflict between Russia and Ukraine has also led to uncertainty surrounding its potential impact and hardship on the U.S. economy. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses. These evaluations weighed the impact of the current economic outlook and geographical and demographic considerations, among other factors.
The Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. For the three months ended March 31, 2022, the Company recorded a provision for credit losses on unfunded commitments of $1.9 million compared to a release in provision of $2.2 million for the three months ended March 31, 2021. The increase in the provision for credit losses on unfunded commitments is primarily due to the increase in the total loan commitment balance which was partially offset by the improvement in macroeconomic variables within our ACL model. During the three months ended March 31, 2022, our unfunded commitment balance increased by $96.4 million from $3.18 billion as of December 31, 2021. For the three months ended March 31, 2021, our unfunded commitment balance decreased by $124.6 million.
During the three months ended March 31, 2022, our available-for-sale debt securities portfolio declined $105.6 million to an unrealized loss position of $100.9 million from an unrealized gain position of $4.7 million as of December 31, 2021. During the three months ended March 31, 2021, our available-for-sale debt securities portfolio declined $15.4 million to an unrealized gain position of $19.2 million from an unrealized gain position of $34.6 million as of December 31, 2020. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and we have historically not recorded any losses associated with these investments. As such, as of March 31, 2022 and December 31, 2021, we determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended March 31, 2022 or 2021.

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
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Mortgage banking income	$29,531	$55,332
Service charges on deposit accounts	2,914	2,339
ATM and interchange fees	5,087	4,341
Investment services and trust income	2,132	2,008
(Loss) gain from securities, net	(152)	83
(Loss) gain on sales or write-downs of other real estate owned	(498)	496
Gain (loss) from other assets	64	(11)
Other	2,314	2,142
Total noninterest income	$41,392	$66,730
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Noninterest income amounted to $41.4 million for the three months ended March 31, 2022, a decrease of $25.3 million, or 38.0%, as compared to $66.7 million for the three months ended March 31, 2021. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $29.5 million and $55.3 million for the three months ended March 31, 2022 and 2021, respectively, representing a $25.8 million, or 46.6% decrease year-over-year.
During the three months ended March 31, 2022, our mortgage operations had sales of $1.28 billion which generated a gain on sales margin of 2.29%. This compares to $1.57 billion and 3.68% for the three months ended March 31, 2021. The decrease in gain on sales margin is a result of over-capacity in the industry and compressing margins. Sales of mortgage loans HFS continue to slow with the housing inventory remaining low in many of our markets. Mortgage banking income from gains on sale and related fair value changes decreased to $21.8 million during the three months ended March 31, 2022 compared to $53.7 million for the three months ended March 31, 2021. Total interest rate lock volume decreased $579.9 million, or 30.7%, during the three months ended March 31, 2022 compared to the same period in the previous year. Changes in market conditions during the three months ended March 31, 2022 have also shifted the mix of interest rate lock commitments by purpose to 43.0% refinance volume to compared with 66.4% during the same period in the previous year.
We continue to see margin compression and reduced volumes due to excess capacity in the industry, refinance fatigue and a shortage of housing inventory in our markets. Our interest rate lock volume can be materially and adversely impacted by rising interest rates and overcapacity in the market, and we expect to see further declines in interest rate lock volume and consequently, mortgage banking income in the current environment. Our Direct-to-Consumer channel is particularly dependent on the support of a strong refinance market and the current lack of demand and interest rate environment is unfavorable for future profitability in this delivery channel. As a result of poor performance and declining profitability projections, we announced on May 10, 2022 that we plan to discontinue the Direct-to-Consumer channel within our Mortgage segment. For the three months ended March 31, 2022 and 2021, Direct-to-Consumer comprised 43.4% and 50.2% of the Company's total interest rate lock volume and 50.7% and 52.8% of the Company's sales volume, respectively. As a result of exiting this channel, we expect to incur total pre-tax restructuring charges of approximately $11.0 million to $13.0 million through the remainder of 2022 and to halt operations in this channel prior to the fourth quarter of 2022. This realignment of our Mortgage segment will allow us to direct resources to our traditional consumer mortgage retail channel, which has historically yielded more predictable and consistent results. Additionally, we plan to retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in our loan portfolio. The exit of this channel is expected to provide regulatory capital relief resulting from MSRs and also produce lower interest rate lock volume and consequently, mortgage banking income going forward.
Income from mortgage servicing was $7.4 million and $6.9 million for three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, mortgage banking income benefited from the change in fair value on MSRs and related derivatives of $0.3 million. This compares to a decline in fair value of MSRs and related hedging activity for three months ended March 31, 2021 amounting to $5.3 million.
The components of mortgage banking income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Mortgage banking income
Origination and sales of mortgage loans	$29,397	$57,893
Net change in fair value of loans held for sale and derivatives	(7,548)	(4,229)
Change in fair value on MSRs	253	(5,263)
Mortgage servicing income	7,429	6,931
Total mortgage banking income	$29,531	$55,332
Interest rate lock commitment volume by line of business:
Direct-to-Consumer	$568,092	$949,187
Retail	741,015	939,863
Total	$1,309,107	$1,889,050
Interest rate lock commitment volume by purpose (%):
Purchase	57.0%	33.6%
Refinance	43.0%	66.4%
Mortgage sales	$1,284,482	$1,572,070
Mortgage sale margin	2.29%	3.68%
Closing volume	$993,733	$1,757,932
Outstanding principal balance of mortgage loans serviced	$11,150,118	$10,113,716
ATM and interchange fees increased $0.7 million to $5.1 million during the three months ended March 31, 2022 as compared to $4.3 million for the three months ended March 31, 2021. This increase is attributable to our growth in deposits and increased volume of transactions. Though we have not yet experienced a decline, our interchange fee income is expected to decline beginning the second half of 2022 as a result of the Durbin amendment, which limits interchange fees banking institutions with asset sizes greater than $10 billion are permitted to charge.
We experienced a net loss from sales or write-downs of other real estate owned during the three months ended March 31, 2022 of $0.5 million compared with a $0.5 million gain during the three months ended March 31, 2021. This change was a result of specific sales and valuation transactions of other real estate during the respective periods.
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

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Salaries, commissions and employee benefits	$59,443	$64,571
Occupancy and equipment expense	5,403	5,849
Legal and professional fees	2,607	2,434
Data processing	2,481	2,319
Amortization of core deposit and other intangibles	1,244	1,440
Advertising	4,033	2,253
Other expense	14,061	15,832
Total noninterest expense	$89,272	$94,698
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Noninterest expense decreased by $5.4 million during the three months ended March 31, 2022 to $89.3 million as compared to $94.7 million in the three months ended March 31, 2021. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 66.6% and 68.2% of total noninterest expense in the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, salaries and employee benefits expense decreased $5.1 million, or 7.9%, to $59.4 million as compared to $64.6 million for the three months ended March 31, 2021. This decrease includes a $7.8 million decrease in incentive and commission compensation during the three months ended March 31, 2022, which was largely driven by the decrease in mortgage production volume and profitability during the period.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended March 31, 2022, advertising expense increased $1.8 million to $4.0 million compared to $2.3 million during the three months ended March 31, 2021. This increase included a $0.6 million increase in expense related to corporate sponsorships and $1.1 million increase in advertising costs, mainly attributable to increased costs of lead generation in our Mortgage segment driven by the rate increase and reduction in demand for residential mortgages experienced across the industry.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $1.8 million during the three months ended March 31, 2022 to $14.1 million compared to $15.8 million during the three months ended March 31, 2021, primarily related to a $0.9 million decrease in regulatory fees and assessments.
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
Our efficiency ratio was 68.9% and 63.4% for the three months ended March 31, 2022 and 2021, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 68.1% and 63.0% for the three months ended March 31, 2022 and 2021, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Income taxes
Our income tax expense was $9.3 million and $15.6 million for the three months ended March 31, 2022 and 2021, respectively. This represents effective tax rates of 20.9% and 22.8% for the three months ended March 31, 2022 and 2021, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, increased our effective tax rate by 2.1% and 2.6% for the three months ended March 31, 2022 and 2021, respectively. We had a net operating loss carryforward generated as a result of a previous acquisition amounting to $6.5 million as of both March 31, 2022 and December 31, 2021. The net operating loss carryforward can be used to offset taxable income in future periods and reducing income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, we believe the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. Our determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward expires on December 31, 2029.
During the three months ended March 31, 2022, we generated a federal net operating loss carryforward of $6.6 million and state net operating loss carryforward of $17.6 million. While the federal loss has no expiration period and the state loss may have varying expiration periods, we expect to generate sufficient taxable income to utilize the loss generated.
The Company is subject to Section 162(m), which limits the deductibility of compensation paid to certain individuals. The restricted stock unit plans that existed prior to the corporation being public vested after the reliance period as defined in the underlying Treasury Regulations. It is our policy to apply the Section 162(m) limitations to stock-based compensation, including our restricted stock unit plan, first and then followed by cash compensation. As a result of the vesting of these units and cash compensation paid to date, we have disallowed a portion of compensation paid to the applicable individuals.
Financial condition
The following discussion of our financial condition compares balances as of March 31, 2022 and December 31, 2021.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	March 31,			December 31,
	2022				2021
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial (1)	$2,200,524	$1,380,600	17%	$2,060,028	$1,290,565	17%
Construction	3,068,549	1,468,811	19%	2,886,088	1,327,659	17%
Residential real estate:
1-to-4 family	1,347,467	1,346,349	17%	1,272,477	1,270,467	17%
Line of credit	971,838	392,740	5%	935,571	383,039	5%
Multi-family	414,243	400,501	5%	339,882	326,551	4%
Commercial real estate:
Owner-Occupied	1,027,205	978,436	12%	1,005,534	951,582	13%
Non-Owner Occupied	1,807,881	1,706,546	21%	1,839,990	1,730,165	23%
Consumer and other	363,254	330,993	4%	351,153	324,634	4%
Total loans	$11,200,961	$8,004,976	100%	$10,690,723	$7,604,662	100%
(1)Includes $2.1 million and $4.0 million of PPP loans outstanding as of March 31, 2022 and December 31, 2021, respectively.

Our loans HFI portfolio is our most significant earning asset, comprising 63.2% and 60.4% of our total assets as of March 31, 2022 and December 31, 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). At March 31, 2022 and December 31, 2021, loans held for investment included approximately $266.3 million and $263.9 million, respectively, related to purchased participated loans. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses. As of March 31, 2022 and December 31, 2021, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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
The table below shows concentration ratios for the Bank and Company as of March 31, 2022 and December 31, 2021.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
March 31, 2022
Construction	112.4%	108.9%
Commercial real estate	275.6%	266.9%
December 31, 2021
Construction	102.7%	99.8%
Commercial real estate	263.5%	256.0%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:

Commercial and industrial loans.
We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the Coronavirus Aid, Relief and Economic Security Act amounting to $2.1 million and $4.0 million as of March 31, 2022 and December 31, 2021, respectively. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future.

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

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of March 31, 2022. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five years to fifteen years	Maturing after fifteen years	Total
As of March 31, 2022
Commercial and industrial	$512,783	$659,739	$207,844	$234	$1,380,600
Commercial real estate:
Owner occupied	115,782	479,199	344,889	38,566	978,436
Non-owner occupied	144,245	753,649	768,835	39,817	1,706,546
Residential real estate:
1-to-4 family	70,190	370,414	253,529	652,216	1,346,349
Line of credit	21,213	86,526	284,305	696	392,740
Multi-family	45,991	224,652	115,721	14,137	400,501
Construction	717,739	526,811	203,179	21,082	1,468,811
Consumer and other	32,054	78,930	59,261	160,748	330,993
Total ($)	$1,659,997	$3,179,920	$2,237,563	$927,496	$8,004,976
Total (%)	20.7%	39.7%	28.0%	11.6%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company had $20.9 million and $21.5 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2022
Commercial and industrial	$420,532	$447,285	$867,817
Commercial real estate:
Owner occupied	628,869	233,785	862,654
Non-owner occupied	747,925	814,376	1,562,301
Residential real estate:
1-to-4 family	1,033,696	242,463	1,276,159
Line of credit	4,162	367,365	371,527
Multi-family	163,138	191,372	354,510
Construction	280,762	470,310	751,072
Consumer and other	283,009	15,930	298,939
Total ($)	$3,562,093	$2,782,886	$6,344,979
Total (%)	56.1%	43.9%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2022.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2022
One year or less	$532,151	$1,127,846	$1,659,997
One to five years	1,822,821	1,357,099	3,179,920
Five to fifteen years	1,028,973	1,208,590	2,237,563
Over fifteen years	710,299	217,197	927,496
Total ($)	$4,094,244	$3,910,732	$8,004,976
Total (%)	51.1%	48.9%	100.0%

Of the loans shown above with floating interest rates as of March 31, 2022, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$246,301	24.52	$207,827	23.51	$110,633	22.63	$76,575	18.44	$641,336	23.14
26-50 bps	94,395	48.73	243,451	45.42	136,532	42.11	1,087	45.72	475,465	45.13
51-75 bps	7,808	75.00	11,258	67.98	37,400	67.60	4,771	73.18	61,237	69.05
76-100 bps	1,050	94.50	4,727	97.60	27,350	93.77	9,456	82.42	42,583	91.69
101-125 bps	1,748	124.97	6,889	117.94	11,910	113.81	1,346	106.42	21,893	115.54
126-150 bps	378	146.56	6,387	140.31	43,256	134.44	9,692	139.53	59,713	135.97
151-200 bps	16,770	181.71	4,336	186.11	45,055	170.58	4,015	169.85	70,176	174.16
201-250 bps	66	221.49	3,462	224.99	5,319	223.96	35,703	212.81	44,550	215.10
251 bps and above	785	396.99	1,513	299.47	13,423	283.01	1,128	304.01	16,849	291.21
Total loans with current rates above floors	$369,301	40.54	$489,850	42.70	$430,878	77.03	$143,773	88.39	$1,433,802	57.04
Loans at interest rate floors providing support:
1-25 bps	$97,440	22.67	$169,493	20.66	$114,868	23.88	$6,077	18.10	$387,878	22.08
26-50 bps	174,151	45.67	89,141	46.80	105,786	43.23	6,969	44.79	376,047	45.24
51-75 bps	50,949	73.19	64,830	59.80	46,482	66.23	5,572	67.61	167,833	65.91
76-100 bps	49,250	99.89	14,376	95.34	38,802	95.98	604	99.90	103,032	97.78
101-125 bps	21,683	113.14	16,535	123.66	38,217	116.02	3,969	125.00	80,404	117.26
126-150 bps	9,393	150.00	22,571	135.35	22,834	140.44	5,051	150.00	59,849	140.83
151-200 bps	9,552	189.06	36,084	180.65	6,629	192.16	7,671	193.22	59,936	184.87
201-250 bps	1,088	234.27	29,573	241.75	11,427	229.05	107	250.00	42,195	238.14
251 bps and above	4	365.00	32,612	291.67	36,588	279.43	—	—	69,204	285.20
Total loans at interest rate floors providing support	$413,510	59.82	$475,215	86.70	$421,633	85.09	$36,020	100.55	$1,346,378	78.31
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. As of March 31, 2022 and December 31, 2021, we had $56.0 million and $63.0 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.2 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.4 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
In addition to loans held for investment, nonperforming assets included commercial loans held for sale that were past due 90 days or more or not accruing interest. These nonperforming commercial loans held for sale represent a pool of previously acquired shared national credits and institutional healthcare loans that amounted to $5.1 million and $5.2 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, other real estate owned included $3.0 million and $3.3 million, respectively, of excess land and facilities held for sale resulting from our prior acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $0.5 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At March 31, 2022 and December 31, 2021, there were $70.7 million and $94.6 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheets as of March 31, 2022 or December 31, 2021.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	March 31,		December 31,
(dollars in thousands)	2022	2021	2021
Loan Type
Commercial and industrial	$3,940	$14,247	$1,583
Construction	679	5,584	4,340
Residential real estate:
1-to-4 family mortgage	15,023	15,184	13,956
Residential line of credit	1,577	2,867	1,736
Multi-family mortgage	48	55	49
Commercial real estate:
Owner occupied	6,989	12,872	6,710
Non-owner occupied	7,185	12,064	14,084
Consumer and other	5,258	3,363	4,845
Total nonperforming loans held for investment	$40,699	$66,236	$47,303
Loans held for sale	5,087	12,779	5,217
Other real estate owned	9,721	11,177	9,777
Other	453	1,230	686
Total nonperforming assets	$55,960	$91,422	$62,983
Total nonperforming loans held for investment as a percentage of total loans HFI	0.51%	0.94%	0.62%
Total nonperforming assets as a percentage of total assets	0.44%	0.77%	0.50%
Total nonaccrual loans HFI as a percentage of loans HFI	0.35%	0.79%	0.47%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.10%	0.09%	0.09%
Loans restructured as troubled debt restructurings	$20,601	$26,095	$32,435
Troubled debt restructurings as a percentage of total loans held for investment	0.26%	0.37%	0.43%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of March 31, 2022 and December 31, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $23.9 million at March 31, 2022 as compared to $26.5 million at December 31, 2021.
Allowance for credit losses
The Company calculates its expected credit loss using a lifetime loss rate methodology. The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters. See "Critical Accounting Estimates- Allowance for credit losses" within management's discussion and analysis in our Form 10-K for additional information regarding our methodology.

The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Amount	% of Loans	ACL as a % of loans HFI category	Amount	% of Loans	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$12,699	17%	0.92%	$15,751	17%	1.22%
Construction	31,782	19%	2.16%	28,576	17%	2.15%
Residential real estate:
1-to-4 family mortgage	21,024	17%	1.56%	19,104	17%	1.50%
Residential line of credit	6,545	5%	1.67%	5,903	5%	1.54%
Multi-family mortgage	6,398	5%	1.60%	6,976	4%	2.14%
Commercial real estate:
Owner occupied	8,416	12%	0.86%	12,593	13%	1.32%
Non-owner occupied	21,290	21%	1.25%	25,768	23%	1.49%
Consumer and other	11,895	4%	3.59%	10,888	4%	3.35%
Total allowance	$120,049	100%	1.50%	$125,559	100%	1.65%
 The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2022	2021	2021
Allowance for credit losses at beginning of period	$125,559	$170,389	$170,389
Charge-offs:
Commercial and industrial	(4)	(277)	(4,036)
Construction	—	(29)	(30)
Residential real estate:
1-to-4 family mortgage	—	(133)	(154)
Residential line of credit	—	(15)	(18)
Multi-family mortgage	—	—	(1)
Commercial real estate:
Non-owner occupied	—	—	(1,566)
Consumer and other	(575)	(716)	(2,063)
Total charge-offs	$(579)	$(1,170)	$(7,868)
Recoveries:
Commercial and industrial	$958	$129	$861
Construction	—	—	3
Residential real estate:
1-to-4 family mortgage	12	24	125
Residential line of credit	1	6	115
Commercial real estate:
Owner occupied	10	13	156
Consumer and other	217	195	773
Total recoveries	$1,198	$367	$2,033
Net recoveries (charge-offs)	619	(803)	(5,835)
Provision for credit losses	(6,129)	(11,632)	(38,995)
Allowance for credit losses at the end of period	$120,049	$157,954	$125,559
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.03%	(0.05)%	(0.08)%
Allowance for credit losses as a percentage of loans at end of period(1)	1.50%	2.24%	1.65%
Allowance for credit losses as a percentage of nonaccrual loans HFI(1)	431.4%	284.4%	353.0%
Allowance for credit losses as a percentage of nonperforming loans at end of period(1)	295.0%	238.5%	265.4%
(1) Excludes reserve for credit losses on unfunded commitments of $16.3 million, $14.2 million and $14.4 million recorded in accrued expenses and other liabilities at March 31, 2022, March 31, 2021, and December 31, 2021, respectively.

The following table details our provision for credit losses and net charge-offs to average loans outstanding by loan category during the periods indicated:

	Provision for credit losses(1)	Net recoveries (charge-offs)	Average loans held for investment	Ratio of annualized net recoveries (charge-offs) to average loans
(dollars in thousands)
Three months ended March 31, 2022
Commercial and industrial	$(4,006)	$954	$1,314,862	0.29%
Construction	3,206	—	1,373,379	—%
Residential real estate:
1-to-4 family mortgage	1,908	12	1,296,550	—%
Residential line of credit	641	1	384,592	—%
Multi-family mortgage	(578)	—	358,449	—%
Commercial real estate::
Owner occupied	(4,187)	10	974,227	—%
Non-owner occupied	(4,478)	—	1,691,268	—%
Consumer and other	1,365	(358)	369,239	(0.39)%
Total	$(6,129)	$619	$7,762,566	0.03%
Three months ended March 31, 2021
Commercial and industrial	$43	$(148)	$1,297,530	(0.05)%
Construction	(19,826)	(29)	1,079,205	(0.01)%
Residential real estate:
1-to-4 family mortgage	461	(109)	1,086,154	(0.04)%
Residential line of credit	(1,257)	(9)	396,363	(0.01)%
Multi-family mortgage	4,483	—	242,089	—%
Commercial real estate::
Owner occupied	(1,253)	13	884,103	0.01%
Non-owner occupied	6,032	—	1,687,908	—%
Consumer and other	(315)	(521)	327,064	(0.65)%
Total	$(11,632)	$(803)	$7,000,416	(0.05)%
Year ended December 31, 2021
Commercial and industrial	$4,178	$(3,175)	$1,271,476	(0.25)%
Construction	(29,874)	(27)	1,138,769	—%
Residential real estate:
1-to-4 family mortgage	(87)	(29)	1,130,019	—%
Residential line of credit	(4,728)	97	392,907	0.02%
Multi-family mortgage	(197)	(1)	310,874	—%
Commercial real estate::
Owner occupied	7,588	156	917,334	0.02%
Non-owner occupied	(16,813)	(1,566)	1,683,413	(0.09)%
Consumer and other	938	(1,290)	352,421	(0.37)%
Total	$(38,995)	$(5,835)	$7,197,213	(0.08)%
(1) Excludes provision for credit losses on unfunded commitments of $1.9 million, $(2.2) million and $(2.0) million recorded for the three months ended March 31, 2022 and 2021, and the year ended December 31, 2021, respectively.
The allowance for credit losses was $120.0 million and $125.6 million and represented 1.50% and 1.65% of loans held for investment as of March 31, 2022 and December 31, 2021, respectively.
The primary reason for the decrease in the allowance for credit losses is due to changes in reasonable and supportable forecasts of macroeconomic variables during the three months ended March 31, 2022, which resulted in projected decrease in lifetime losses and overall decrease in the ACL. Specifically, we performed qualitative evaluations within our established qualitative framework, weighting the impact of the current economic outlook (including inflation, employment, global conflicts and supply chain concerns), status of federal government stimulus programs, and other considerations, in order to identify specific industries or borrowers seeing credit improvement or deterioration specific to the COVID-19 pandemic. Specific industries subject to increased monitoring as a result of the COVID-19 pandemic included loans within retail lending, healthcare, hotel, transportation, restaurants and other leisure and recreational industries. In addition, we considered the conflict between Russia and Ukraine which has also led to uncertainty surrounding its potential impact and hardship on the U.S. economy. We experienced an improvement in credit quality indicators including lower nonaccrual loans and lower past due loans compared to December 31, 2021. Our loan portfolio had net recoveries of $0.6 million for the three months ended March 31, 2022 which were mostly concentrated in our commercial and industrial portfolio. This compares to net charge-offs $0.8 million for the three months ended March 31, 2021. Based on the factors discussed above, as of March 31, 2022, our evaluation showed an improvement when compared to December 31, 2021, resulting in lower loss rates from improving economic variables.
We also maintain an allowance for credit losses on unfunded commitments, which increased to $16.3 million as of March 31, 2022 from $14.4 million as of December 31, 2021 due to an increase in unfunded loan commitment balances during the first quarter of 2022, partially offset by the improvement in economic outlook noted above.
Loans held for sale
Commercial loans held for sale
The Company's loans held for sale includes a previously acquired portfolio of commercial loans, including shared national credits and institutional healthcare loans that the Company has elected to account for as held for sale. The loans had a fair value of $78.2 million as of March 31, 2022 compared to $79.3 million as of December 31, 2021. The change is attributable to loans within the portfolio being paid off through external refinancing and pay-downs and was partially offset by loan fundings on pre-existing loan commitments. This decrease also includes losses of $0.2 million and $0.9 million recognized on the change in fair value of the portfolio which is included in 'other noninterest income' on the consolidated statement of income for the three months ended March 31, 2022 and 2021, respectively.
Mortgage loans held for sale
Mortgage loans held for sale were $318.5 million at March 31, 2022 compared to $672.9 million at December 31, 2021. Interest rate lock volume for the three months ended March 31, 2022 and 2021, totaled $1.31 billion and $1.89 billion, respectively. Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. The decrease in interest rate lock volume during the three months ended March 31, 2022 reflects the slow down experienced across the industry compared with the three months ended March 31, 2021, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. Interest rate lock commitments in the pipeline were $541.6 million as of March 31, 2022 compared with $487.4 million as of December 31, 2021. We expect to experience declines in mortgage loans held for sale through the remainder of 2022 associated with our exit from our Direct-to-Consumer channel, which was announced subsequent to March 31, 2022.
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
Total deposits were $11.00 billion and $10.84 billion as of March 31, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits at March 31, 2022 and December 31, 2021 were $2.79 billion and $2.74 billion, respectively, while interest-bearing deposits were $8.21 billion and $8.10 billion at March 31, 2022 and December 31, 2021, respectively. This deposit growth includes increases of $221.1 million and $47.5 million in interest-bearing demand and noninterest-bearing demand, respectively, in each case compared to December 31, 2021. This was offset by declines in customer time and money market deposits of $56.7 million and $53.1 million, respectively, in each case as of March 31, 2022 compared to balances as of December 31, 2021. This change in deposit composition is a result of our balance sheet management and focus on replacing time deposits with less costly funding sources. Also, during the three months ended March 31, 2022, the Company entered into two designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of March 31, 2022 was $3.7 million.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $131.1 million and $127.6 million at March 31, 2022 and December 31, 2021, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $2.56 billion at March 31, 2022, compared to $2.29 billion at December 31, 2021.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 14, "Related party transactions" in the notes to our consolidated financial statements included in this Report.
Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.
The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of March 31,			As of December 31,
	2022			2021
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,787,698	25%	—%	$2,740,214	26%	—%
Interest-bearing demand	3,639,779	33%	0.28%	3,418,666	32%	0.35%
Money market	3,013,290	27%	0.21%	3,066,347	28%	0.36%
Savings deposits	500,195	5%	0.05%	480,589	4%	0.06%
Customer time deposits	1,046,899	10%	0.50%	1,103,594	10%	0.67%
Brokered and internet time deposits	8,417	—%	1.24%	27,487	—%	1.69%
Total deposits	$10,996,278	100%	0.20%	$10,836,897	100%	0.30%

Total Uninsured Deposits	$4,938,207	45%		$4,877,819	45%

Customer Time Deposits
0.00-0.50%	$794,397	76%		$792,020	72%
0.51-1.00%	72,509	7%		97,644	9%
1.01-1.50%	62,494	6%		78,539	7%
1.51-2.00%	29,619	3%		36,090	3%
2.01-2.50%	35,389	3%		44,653	4%
Above 2.50%	52,491	5%		54,648	5%
Total customer time deposits	$1,046,899	100%		$1,103,594	100%
Brokered and Internet Time Deposits
0.00-0.50%	$99	1%		$99	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	247	3%		595	2%
1.51-2.00%	768	9%		16,358	60%
2.01-2.50%	4,464	53%		4,464	16%
Above 2.50%	2,839	34%		5,971	22%
Total brokered and internet time deposits	$8,417	100%		$27,487	100%
Total time deposits	$1,055,316			$1,131,081

Other Earning Assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in low interest rate environments. Additionally, we believe it positions us more favorably for a rising interest rate environment. Securities purchased under agreements to resell totaled $74.3 million and $74.2 at March 31, 2022 and December 31, 2021, respectively.
Investment portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various lines of credit and other borrowings. The investment objectives guide the portfolio allocation among securities types, maturities, and other attributes.
The fair value of our available-for-sale debt securities portfolio was $1.68 billion as of both March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had $3.2 million and $3.4 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds.
During the three months ended March 31, 2022 and 2021, we purchased $170.1 million and $131.3 million in investment securities, respectively. There were no sales of securities sold during the three months ended March 31, 2022 or 2021. During the three months ended March 31, 2022 and 2021, maturities and calls of securities totaled $57.4 million and $61.0 million, respectively.
Included in the fair value of available-for-sale debt securities were net unrealized losses of $100.9 million at March 31, 2022 compared net unrealized gains of $4.7 million at December 31, 2021. Our available-for-sale debt securities portfolio incurred unrealized losses during the period due to a rising interest rate environment, but we believe we are well positioned to mitigate the impact of future rate increases due to the low duration of our portfolio. During the three months ended March 31, 2022 and 2021, the change in the fair value of equity securities resulted in a net loss of $154 thousand and a net gain of $76 thousand, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	As of March 31,			As of December 31,
	2022			2021
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$—	—%	—%	$—	—%	—%
Maturing in one to five years	80,173	4.8%	1.85%	14,908	0.9%	1.24%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	80,173	4.8%	1.85%	14,908	0.9%	1.24%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	19,180	1.1%	1.33%	20,141	1.2%	1.33%
Maturing in five to ten years	19,702	1.2%	1.54%	13,729	0.8%	1.40%
Maturing after ten years	—	—%	—%	—	—%	—%
Total government agency securities	38,882	2.3%	1.44%	33,870	2.0%	1.36%
Municipal securities:
Maturing within one year	19,602	1.2%	1.06%	21,884	1.3%	1.26%
Maturing in one to five years	18,733	1.1%	2.06%	19,903	1.2%	2.05%
Maturing in five to ten years	27,516	1.6%	3.42%	27,086	1.6%	3.38%
Maturing after ten years	244,287	14.5%	3.13%	269,737	16.1%	3.14%
Total obligations of state and municipal subdivisions	310,138	18.4%	2.97%	338,610	20.2%	2.97%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	4,057	0.2%	2.65%	4,041	0.2%	2.55%
Maturing in five to ten years	15,895	0.9%	2.33%	17,368	1.0%	2.28%
Maturing after ten years	1,226,611	73.0%	1.75%	1,263,213	75.3%	1.51%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	1,246,563	74.1%	1.76%	1,284,622	76.5%	1.53%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	352	—%	5.06%	355	—%	5.06%
Maturing in five to ten years	7,417	0.4%	3.87%	6,160	0.4%	4.05%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	7,769	0.4%	3.94%	6,515	0.4%	4.13%
Total available-for-sale debt securities	$1,683,525	100.0%	1.99%	$1,678,525	100.0%	1.83%
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

Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $25.9 million and $40.7 million at March 31, 2022 and December 31, 2021, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of March 31, 2022 and December 31, 2021, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (4.12% and 3.37% at March 31, 2022 and December 31, 2021, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (4.26% and 3.47% at March 31, 2022 and December 31, 2021, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option. The Company classified both debentures as additional Tier 1 capital as of March 31, 2022 and December 31, 2021.
We also have $100.0 million of ten year fixed-to-floating rate subordinated notes scheduled to mature on September 1, 2030. This subordinated note pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. During the three months ended March 31, 2022, the Company entered into a designated fair value hedge to mitigate our interest rate exposure associated with these notes. The estimated fair value of the hedge included in borrowings on the consolidated balance sheet as of March 31, 2022 was $1.3 million. The Company classified the subordinated notes issuance, net of the impact of the designated fair value hedge and unamortized issuance costs, as Tier 2 capital as of March 31, 2022 and net of unamortized issuance costs as of December 31, 2021.
Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.5 million as of both March 31, 2022 and December 31, 2021. See Note 5, "Leases" within the Notes to our consolidated financial statements for additional information regarding our finance lease.
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
Despite the improvement in outlook surrounding the COVID-19 pandemic, there are numerous remaining uncertainties and we have taken steps to ensure adequate liquidity and access to funding sources. Our balance sheet composition shifted during the three months ended March 31, 2022 due to an increase in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. As of March 31, 2022 and December 31, 2021 we had estimated excess liquidity of $980.9 million and $688.9 million, respectively. To date, we have not seen significant pressure on liquidity or sources of funding as a result of the pandemic and have maintained higher than typical levels of liquidity in cash and cash equivalents to allow for flexibility.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of March 31, 2022 and December 31, 2021, securities with a carrying value of $1.25 billion and $1.23 billion, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, reverse repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances or other advances with the FHLB as of March 31, 2022 or December 31, 2021. There was $1.15 billion and $1.23 billion as of March 31, 2022 and December 31, 2021, respectively available to borrow against.
We also maintain lines of credit with other commercial banks totaling $325.0 million as of both March 31, 2022 and December 31, 2021. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against these lines as of March 31, 2022 or December 31, 2021. We also had an additional $50.0 million available through the promontory network as of both March 31, 2022 and December 31, 2021.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of March 31, 2022 and December 31, 2021, $103.2 million and $170.8 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2022, there were $17.3 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three months ended March 31, 2021, the board approved a quarterly dividend from the Bank to the holding company amounting to approximately $75.0 million. None of these required approval from the TDFI. Subsequent to March 31, 2022, the board approved a dividend from the Bank to the holding company to be paid in the second quarter for $17.3 million that also did not require approval from the TDFI.
During the three months ended March 31, 2022, the Company declared and paid shareholder dividends of $0.13 per share, or $6.2 million, respectively. During the three months ended March 31, 2021, the Company declared and paid dividends of $0.11 per share, or $5.3 million, respectively. Subsequent to March 31, 2022, the Company declared a quarterly dividend in the amount of $0.13 per share, payable on May 23, 2022, to stockholders of record as of May 9, 2022.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.38 billion at March 31, 2022 and $1.43 billion at December 31, 2021. Book value per share was $29.06 at March 31, 2022 and $30.13 at December 31, 2021, respectively. The decrease in shareholders’ equity, during the three months ended March 31, 2022, was primarily attributable to a decrease in accumulated other comprehensive income related to unrealized losses on our available-for-sale securities portfolio. Additionally, our capital was impacted by retained net income, dividends paid, and a $6.2 million cumulative decrease in common stock and additional paid-in capital related to common stock repurchases.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of March 31, 2022 and December 31, 2021, we met all capital adequacy requirements for which we are subject. See additional discussion regarding our capital adequacy and ratios at within Note 12, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
	Net interest income (1)
	Year 1		Year 2
Change in interest rates	March 31,	December 31,	March 31,	December 31,
(in basis points)	2022	2021	2022	2021
+400	29.2%	40.9%	41.7%	54.8%
+300	21.6%	30.2%	30.8%	40.8%
+200	15.3%	20.9%	21.7%	28.3%
+100	8.08%	10.8%	11.5%	14.7%
-100	(7.54)%	(6.32)%	(12.7)%	(10.2)%
-200	(11.6)%	(8.73)%	(20.4)%	(13.5)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	March 31,	December 31,
(in basis points)	2022	2021
+400	(2.54)%	5.30%
+300	(0.80)%	5.67%
+200	0.86%	5.72%
+100	1.21%	3.90%
-100	(3.95)%	(8.13)%
-200	(10.2)%	(21.4)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of March 31, 2022 and December 31, 2021 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates, resulting in margin compression. Index floors in our variable rate loans and aggressive deposit pricing should continue to mitigate some of this pressure in the near term.
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
The Company has entered into designated cash flow hedges to hedge interest rate exposure on floating rate subordinated debentures amounting to $30.9 million. Under these interest rate swap cash flow hedges, the Company receives a variable interest rate and pays a fixed interest rate. During the three months ended March 31, 2022, the Company also entered into interest rate swap contracts designated at fair value hedges to hedge interest rate exposure on our subordinated debt issuance of $97.4 million and certain fixed-rate money market customer deposits. Under these contracts, we receive a fixed rate of interest and pay a floating rate of interest.
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
For more information about our derivative financial instruments, see Note 9, “Derivatives” in the notes to our consolidated financial statements.
ITEM 4 — Controls and Procedures
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A—RISK FACTORS
There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2022:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
January 1 - January 31, 2022	49,177	$42.86	49,177	$90,290,530
February 1 - February 28, 2022	20,106	41.99	20,106	89,445,597
March 1 - March 31, 2022	75,836	42.87	75,836	86,192,331
Total	145,119	$42.74	145,119	86,192,331
(1) On February 18, 2021, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The repurchase plan expired on March 31, 2022. The repurchase plan was conducted pursuant to a written plan that was intended to comply with Rule 10b-18 promulgated under the Exchange Act.
(2) Amounts are inclusive of commissions and fees related to the stock repurchases.
On March 14, 2022, the Company announced the board of director's authorization of a new repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The purchase authorizations granted under the new repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2024, whichever date occurs earlier. The new repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Subsequent to March 31, 2022, the Company bought back 400,000 shares of common stock under this agreement at an average share price of $40.91 and total repurchase amount of $16.4 million.

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

10.1	Employment Agreement, dated November 27, 2020, by and among FB Financial Corporation, FirstBank, and Travis K. Edmondson*†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
May 10, 2022	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Keith Rainwater
May 10, 2022	Keith Rainwater Chief Accounting Officer (Principal Accounting Officer)