Form 10-Q
period 2022-06-30
FB Financial Corp
filed 2022-08-08
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of August 3, 2022 was 46,883,935.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this "Report"), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements (Unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	GAAP	U.S. generally accepted accounting principles
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset Liability Management Committee	IRLC	Interest rate lock commitment
ASC	Accounting Standard Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standard Update	MSR	Mortgage servicing rights
CARES	Coronavirus Aid, Relief, and Economic Security Act	NIM	Net interest margin
CECL	Current expected credit losses	OREO	Other real estate owned
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	PSU	Performance-based restricted stock units
COVID-19	Coronavirus pandemic	ROAA	Return on average total assets
CPR	Conditional prepayment rate	ROAE	Return on average shareholders' equity
EPS	Earnings per share	ROATCE	Return on average tangible common equity
ESPP	Employee Stock Purchase Plan	ROU	Right-of-use
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SDN List	Specially Designated Nationals and Blocked Persons
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured overnight financing rate
FHLMC	Federal Home Loan Mortgage Corporation	TDFI	Tennessee Department of Financial Institutions
FNMA	Federal National Mortgage Association	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
Cash and due from banks	$79,402	$91,333
Federal funds sold and reverse repurchase agreements	233,588	128,087
Interest-bearing deposits in financial institutions	559,871	1,578,320
Cash and cash equivalents	872,861	1,797,740
Investments:
Available-for-sale debt securities, at fair value	1,618,241	1,678,525
Equity securities, at fair value	3,103	3,367
Federal Home Loan Bank stock, at cost	34,581	32,217
Loans held for sale, at fair value	260,215	752,223
Loans	8,624,337	7,604,662
Less: allowance for credit losses	126,272	125,559
Net loans	8,498,065	7,479,103
Premises and equipment, net	142,474	143,739
Other real estate owned, net	9,398	9,777
Operating lease right-of-use assets	41,070	41,686
Interest receivable	40,393	38,528
Mortgage servicing rights, at fair value	158,678	115,512
Goodwill	242,561	242,561
Core deposit and other intangibles, net	14,515	16,953
Bank-owned life insurance	74,605	73,519
Other assets	183,102	172,236
Total assets	$12,193,862	$12,597,686
LIABILITIES
Deposits
Noninterest-bearing	$2,895,520	$2,740,214
Interest-bearing checking	3,338,561	3,418,666
Money market and savings	3,131,463	3,546,936
Customer time deposits	1,171,941	1,103,594
Brokered and internet time deposits	5,817	27,487
Total deposits	10,543,302	10,836,897
Borrowings	160,400	171,778
Operating lease liabilities	45,917	46,367
Accrued expenses and other liabilities	124,298	109,949
Total liabilities	10,873,917	11,164,991
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,881,896 and 47,549,241 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	46,882	47,549
Additional paid-in capital	864,614	892,529
Retained earnings	528,851	486,666
Accumulated other comprehensive (loss) income, net	(120,495)	5,858
Total FB Financial Corporation common shareholders' equity	1,319,852	1,432,602
Noncontrolling interest	93	93
Total equity	1,319,945	1,432,695
Total liabilities and shareholders' equity	$12,193,862	$12,597,686
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

5

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$99,655	$89,861	$186,519	$179,273
Interest on securities
Taxable	6,499	3,844	11,919	6,663
Tax-exempt	1,842	1,933	3,708	3,889
Other	2,218	691	3,195	1,289
Total interest income	110,214	96,329	205,341	191,114

Interest expense:
Deposits	6,591	7,919	12,053	17,745
Borrowings	1,452	1,847	2,935	4,230
Total interest expense	8,043	9,766	14,988	21,975
Net interest income	102,171	86,563	190,353	169,139
Provision for credit losses	8,181	(12,885)	2,052	(24,517)
Provision for credit losses on unfunded commitments	4,137	(954)	6,019	(3,176)
Net interest income after provisions for credit losses	89,853	100,402	182,282	196,832

Noninterest income:
Mortgage banking income	22,559	35,499	52,090	90,831
Service charges on deposit accounts	2,908	2,266	5,822	4,605
ATM and interchange fees	5,353	5,381	10,440	9,722
Investment services and trust income	2,275	2,999	4,407	5,007
(Loss) gain from securities, net	(109)	144	(261)	227
(Loss) gain on sales or write-downs of other real estate owned	(26)	(23)	(524)	473
Gain (loss) from other assets	18	(4)	82	(15)
Other income	236	3,038	2,550	5,180
Total noninterest income	33,214	49,300	74,606	116,030

Noninterest expenses:
Salaries, commissions and employee benefits	55,181	62,367	114,624	126,938
Occupancy and equipment expense	5,853	5,356	11,256	11,205
Legal and professional fees	3,116	2,090	5,723	4,524
Data processing	2,404	2,542	4,885	4,861
Amortization of core deposit and other intangibles	1,194	1,394	2,438	2,834
Advertising	2,031	3,559	6,064	5,812
Mortgage restructuring expense	12,458	—	12,458	—
Other expense	14,760	15,652	28,821	31,484
Total noninterest expense	96,997	92,960	186,269	187,658
Income before income taxes	26,070	56,742	70,619	125,204
Income tax expense	6,717	13,440	16,030	29,028
Net income applicable to FB Financial Corporation and noncontrolling interest	19,353	43,302	54,589	96,176
Net income applicable to noncontrolling interest	8	8	8	8
Net income applicable to FB Financial Corporation	$19,345	$43,294	$54,581	$96,168

Earnings per common share
Basic	$0.41	$0.91	$1.15	$2.03
Diluted	0.41	0.90	$1.15	$2.00
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive (loss) income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$19,353	$43,302	$54,589	$96,176
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of tax (benefits) expense of $(17,343), $798, $(44,826) and $(2,654)	(49,233)	2,286	(127,408)	(9,562)
Reclassification adjustment for gain on sale of securities included in net income, net of tax expenses of $0, $2, $1 and $4	(1)	(6)	(2)	(11)
Net change in unrealized gain in hedging activities, net of tax expenses of $99, $23, $372 and $135	283	67	1,057	383
Total other comprehensive (loss) income, net of tax	(48,951)	2,347	(126,353)	(9,190)
Comprehensive (loss) income applicable to FB Financial Corporation and noncontrolling interest	(29,598)	45,649	(71,764)	86,986
Comprehensive income applicable to noncontrolling interest	8	8	8	8
Comprehensive (loss) income applicable to FB Financial Corporation	$(29,606)	$45,641	$(71,772)	$86,978
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at March 31, 2022	$47,488	$888,168	$515,664	$(71,544)	$1,379,776	$93	$1,379,869
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	19,345	—	19,345	8	19,353
Other comprehensive income, net of taxes	—	—	—	(48,951)	(48,951)	—	(48,951)
Repurchase of common stock	(650)	(25,890)	—	—	(26,540)	—	(26,540)
Stock based compensation expense	1	3,037	—	—	3,038	—	3,038
Restricted stock units vested and distributed, net of shares withheld	43	(701)	—	—	(658)	—	(658)
Dividends declared ($0.13 per share)	—	—	(6,158)	—	(6,158)	—	(6,158)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2022	$46,882	$864,614	$528,851	$(120,495)	$1,319,852	$93	$1,319,945

Balance at December 31, 2021	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	54,581	—	54,581	8	54,589
Other comprehensive income, net of taxes	—	—	—	(126,353)	(126,353)	—	(126,353)
Repurchase of common stock	(795)	(31,948)	—	—	(32,743)	—	(32,743)
Stock based compensation expense	2	5,618	—	—	5,620	—	5,620
Restricted stock units vested and distributed, net of shares withheld	111	(2,257)	—	—	(2,146)	—	(2,146)
Shares issued under employee stock purchase program	15	672	—	—	687	—	687
Dividends declared ($0.26 per share)	—	—	(12,396)	—	(12,396)	—	(12,396)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2022	$46,882	$864,614	$528,851	$(120,495)	$1,319,852	$93	$1,319,945
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at March 31, 2021	$47,332	$900,521	$365,192	$16,058	$1,329,103	$93	$1,329,196
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	43,294	—	43,294	8	43,302
Other comprehensive loss, net of taxes	—	—	—	2,347	2,347	—	2,347
Stock based compensation expense	2	2,513	—	—	2,515	—	2,515
Restricted stock units vested and distributed net of shares withheld	27	(252)	—	—	(225)	—	(225)
Dividends declared ($0.11 per share)	—	—	(5,313)	—	(5,313)	—	(5,313)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2021	$47,361	$902,782	$403,173	$18,405	$1,371,721	$93	$1,371,814

Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	96,168	—	96,168	8	96,176
Other comprehensive loss, net of taxes	—	—	—	(9,190)	(9,190)	—	(9,190)
Stock based compensation expense	5	5,176	—	—	5,181	—	5,181
Restricted stock units vested and distributed net of shares withheld	112	(2,052)	—	—	(1,940)	—	(1,940)
Shares issued under employee stock purchase program	22	811	—	—	833	—	833
Dividends declared ($0.22 per share)	—	—	(10,620)	—	(10,620)	—	(10,620)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2021	$47,361	$902,782	$403,173	$18,405	$1,371,721	$93	$1,371,814

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$54,589	$96,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and software	4,048	4,148
Amortization of core deposit and other intangibles	2,438	2,834
Capitalization of mortgage servicing rights	(15,070)	(22,167)
Net change in fair value of mortgage servicing rights	(28,096)	549
Stock-based compensation expense	5,620	5,181
Provision for credit losses	2,052	(24,517)
Provision for credit losses on unfunded commitments	6,019	(3,176)
Provision for mortgage loan repurchases	(1,189)	(266)
Amortization of premiums and accretion of discounts on acquired loans, net	2,288	284
Amortization of premiums and accretion of discounts on securities, net	3,692	4,390
Loss (gain) from securities, net	261	(227)
Originations of loans held for sale	(1,719,488)	(3,308,882)
Proceeds from sale of loans held for sale	2,213,443	3,355,152
Gain on sale and change in fair value of loans held for sale	(35,410)	(86,031)
Net loss (gain) or write-downs of other real estate owned	524	(473)
(Gain) loss on other assets	(82)	15
Provision for deferred income taxes	12,461	13,538
Earnings on bank-owned life insurance	(728)	(792)
Changes in:
Operating leases	166	(677)
Other assets and interest receivable	13,566	(17,810)
Accrued expenses and other liabilities	7,279	(92,355)
Net cash provided by (used in) operating activities	528,383	(75,106)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,218	—
Maturities, prepayments and calls	126,349	147,906
Purchases	(243,209)	(354,762)
Net change in loans	(1,029,702)	(95,938)
Net change in commercial loans held for sale	39,300	91,792
Sales of FHLB stock	—	2,346
Purchases of FHLB stock	(2,364)	(525)
Purchases of premises and equipment	(3,224)	(1,168)
Proceeds from the sale of premises and equipment	875	—
Proceeds from the sale of other real estate owned	418	4,661
Net cash used in investing activities	(1,110,339)	(205,688)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(334,155)	900,733
Net increase (decrease) in time deposits	46,677	(154,814)
Net (decrease) increase in securities sold under agreements to repurchase	(9,010)	857
Payments on subordinated debt	—	(40,000)
Amortization of issuance costs and (accretion) of subordinated debt fair value premium, net	193	(176)
Payments on other borrowings	—	(15,000)
Share based compensation withholding payments	(2,146)	(1,940)
Net proceeds from sale of common stock under employee stock purchase program	687	833
Repurchase of common stock	(32,743)	—
Dividends paid	(12,418)	(10,492)
Noncontrolling interest distribution	(8)	(8)
Net cash (used in) provided by financing activities	(342,923)	679,993
Net change in cash and cash equivalents	(924,879)	399,199
Cash and cash equivalents at beginning of the period	1,797,740	1,317,898
Cash and cash equivalents at end of the period	$872,861	$1,717,097
Supplemental cash flow information:
Interest paid	$15,638	$24,611
Taxes paid	726	45,335
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$563	$4,596
Loans provided for sales of other real estate owned	—	533
Transfers from loans to loans held for sale	20,016	3,709
Transfers from loans held for sale to loans	14,179	29,322
Trade date payable - securities	—	41,722
Dividends declared not paid on restricted stock units	118	128
Right-of-use assets obtained in exchange for operating lease liabilities	2,317	670
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiaries, FirstBank (the "Bank") and FirstBank Risk Management, Inc. As of June 30, 2022, the Bank had 81 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported results of operations for the reporting periods and the related disclosures. Although management's estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could vary from those anticipated, which could affect the Company's financial condition and results of operations. Actual results could differ significantly from those estimates.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$19,345	$43,294	$54,581	$96,168
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings available to common shareholders	$19,345	$43,294	$54,581	$96,168
Weighted average basic shares outstanding	47,111,055	47,351,969	47,320,784	47,312,312
Basic earnings per common share	$0.41	$0.91	$1.15	$2.03
Diluted earnings per common share:
Earnings available to common shareholders	$19,345	$43,294	$54,581	$96,168
Weighted average basic shares outstanding	47,111,055	47,351,969	47,320,784	47,312,312
Weighted average diluted shares contingently issuable(1)	100,595	641,804	145,507	664,221
Weighted average diluted shares outstanding	47,211,650	47,993,773	47,466,291	47,976,533
Diluted earnings per common share	$0.41	$0.90	$1.15	$2.00
(1)Excludes 202,661 and 10,678 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2022 and 164,472 and 250,776 restricted stock units outstanding considered to be antidilutive for three and six months ended June 30, 2021.
Recently adopted accounting policies:
The Company did not modify or adopt any new accounting policies during the three and six months ended June 30, 2022 that were not disclosed in the Company's 2021 audited consolidated financial statements included on Form 10-K, other than as described below.
As previously disclosed, during the three months ended March 31, 2022, the Company added to the existing accounting policy related to derivative financial instruments and hedging activities as described in Note 1 of the Company's 2021 Annual Report on Form 10-K in accordance with ASC 815, "Derivatives and Hedging," as a result of entering into designated fair value hedges during the period. The Company enters into fair value hedge relationships to mitigate the effect of changing interest rates on the fair values of fixed rate securities and loans. The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item.
Recently adopted accounting standards:
The Company did not adopt any new accounting standards that were not disclosed in the Company's 2021 audited consolidated financial statements included on Form 10-K.
Newly issued not yet effective accounting standards:
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB is issuing this update to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, to amend a related illustrative example, and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The ASU becomes effective January 1, 2024 and the Company is evaluating the potential impact of this standard on its consolidated financial statements and related disclosures.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Additionally, in March 2022, the FASB issued ASU 2022-02, "'Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after June 30, 2022, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,154	$4	$(3,099)	$—	$42,059
Mortgage-backed securities - residential	1,297,033	325	(132,426)	—	1,164,932
Mortgage-backed securities - commercial	21,539	—	(871)	—	20,668
Municipal securities	301,175	810	(28,821)	—	273,164
U.S. Treasury securities	112,844	—	(3,051)	—	109,793
Corporate securities	8,006	—	(381)	—	7,625
Total	$1,785,751	$1,139	$(168,649)	$—	$1,618,241

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$34,023	$18	$(171)	$—	$33,870
Mortgage-backed securities - residential	1,281,285	6,072	(17,985)	—	1,269,372
Mortgage-backed securities - commercial	15,024	272	(46)	—	15,250
Municipal securities	322,052	16,718	(160)	—	338,610
U.S. Treasury securities	14,914	—	(6)	—	14,908
Corporate securities	6,500	40	(25)	—	6,515
Total	$1,673,798	$23,120	$(18,393)	$—	$1,678,525
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, total accrued interest receivable on debt securities was $5,662 and $5,051, respectively.
As of June 30, 2022 and December 31, 2021, the Company had $3,103 and $3,367, in marketable equity securities recorded at fair value, respectively.
Securities pledged at June 30, 2022 and December 31, 2021 had carrying amounts of $1,312,460 and $1,226,646, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At June 30, 2022 and December 31, 2021, there were no trade date receivables or payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity at June 30, 2022 and December 31, 2021 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30,		December 31,
	2022		2021
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$3,078	$3,077	$21,851	$21,884
Due in one to five years	157,083	152,339	54,847	55,307
Due in five to ten years	58,406	55,967	45,714	46,975
Due in over ten years	248,612	221,258	255,077	269,737
	467,179	432,641	377,489	393,903
Mortgage-backed securities - residential	1,297,033	1,164,932	1,281,285	1,269,372
Mortgage-backed securities - commercial	21,539	20,668	15,024	15,250
Total debt securities	$1,785,751	$1,618,241	$1,673,798	$1,678,525
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$1,218	$—	$1,218	$—
Proceeds from maturities, prepayments and calls	126,349	86,866	126,349	147,906
Gross realized gains	1	8	3	15
Gross realized losses	—	—	—	—
Additionally, the change in the fair value of equity securities and sale of equity securities resulted in a net loss of $110 and a net gain of $136 for the three months ended June 30, 2022 and 2021, respectively, and in a net loss of $264 and a net gain of $212 for the six months ended June 30, 2022 and 2021, respectively.

The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$41,061	$(3,099)	$—	$—	$41,061	$(3,099)
Mortgage-backed securities - residential	928,511	(101,181)	191,387	(31,245)	1,119,898	(132,426)
Mortgage-backed securities - commercial	20,668	(871)	—	—	20,668	(871)
Municipal securities	216,587	(28,536)	939	(285)	217,526	(28,821)
U.S. Treasury securities	108,125	(3,051)	—	—	108,125	(3,051)
Corporate securities	7,743	(381)	—	—	7,743	(381)
Total	$1,322,695	$(137,119)	$192,326	$(31,530)	$1,515,021	$(168,649)

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
As of June 30, 2022 and December 31, 2021, the Company’s securities portfolio consisted of 509 and 511 securities, 416 and 80 of which were in an unrealized loss position, respectively.
During the three months ended June 30, 2022, the Company's available-for-sale debt securities portfolio unrealized value declined $66,577 to an unrealized loss position of $167,510 as of June 30, 2022 from an unrealized loss position of $100,933 as of March 31, 2022. During the six months ended June 30, 2022, the Company's available-for-sale debt securities portfolio unrealized value declined $172,237 from an unrealized gain position of $4,727 as of December 31, 2021.
During the three months ended June 30, 2021, the Company's available-for-sale debt securities portfolio unrealized value increased $3,076 to an unrealized gain position of $22,321 as of June 30, 2021 from an unrealized gain position of $19,245 as of March 31, 2021. During the six months ended June 30, 2021, the Company's available-for-sale debt securities portfolio unrealized value declined $12,231 from an unrealized gain position of $34,552 as of December 31, 2020.
The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and the Company has historically not recorded any losses associated with these investments. As such, as of June 30, 2022 and December 31, 2021, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three and six months ended June 30, 2022 or 2021.
Note (3)—Loans and allowance for credit losses:
Loans outstanding as of June 30, 2022 and December 31, 2021, by class of financing receivable are as follows:

	June 30,	December 31,
	2022	2021
Commercial and industrial (1)	$1,479,424	$1,290,565
Construction	1,575,331	1,327,659
Residential real estate:
1-to-4 family mortgage	1,457,452	1,270,467
Residential line of credit	425,485	383,039
Multi-family mortgage	391,970	326,551
Commercial real estate:
Owner occupied	1,053,872	951,582
Non-owner occupied	1,885,122	1,730,165
Consumer and other	355,681	324,634
Gross loans	8,624,337	7,604,662
Less: Allowance for credit losses	(126,272)	(125,559)
Net loans	$8,498,065	$7,479,103
(1)Includes $1,289 and $3,990 of loans originated as part of the Paycheck Protection Program as of June 30, 2022 and December 31, 2021, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of June 30, 2022 and December 31, 2021, $980,762 and $1,136,294, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,570,759 and $1,581,673, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of June 30, 2022 and December 31, 2021, qualifying loans of $2,892,283 and $2,440,097, respectively, were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of June 30, 2022 and December 31, 2021, accrued interest receivable on loans held for investment was $33,209 and $31,676, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company performed qualitative evaluations within the Company's established qualitative framework, weighting the impact of the current economic outlook (including uncertainty due to inflation, negative economic forecasts, predicted Federal Reserve rate increases) status of federal government stimulus programs, and other considerations. The increase in estimated required reserve during the three and six months ended June 30, 2022 was a result of increased loan growth and a tightening monetary policy environment both of which were incorporated into the Company's reasonable and supportable forecasts when compared to June 30, 2022 and December 31, 2021. Qualitative adjustments included projected slower GDP growth over the next two to three fiscal years, expected elevated unemployment levels, and expected interest rate increases in the short-term from Federal Reserve. The qualitative evaluations above include weighted projections that the economy may be nearing a recession. These considerations were slightly offset as the Company removed the impact of COVID troubled industries from its calculation.
The following tables provide the changes in the allowance for credit losses by class of financing receivable for the three and six months ended June 30, 2022 and 2021:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three months ended June 30, 2022
Beginning balance - March 31, 2022	$12,699	$31,782	$21,024	$6,545	$6,398	$8,416	$21,290	$11,895	$120,049
Provision for credit losses	(783)	6,590	383	314	105	(1,102)	1,246	1,428	8,181
Recoveries of loans previously charged-off	26	11	14	16	—	15	—	348	430
Loans charged off	(1,751)	—	(23)	—	—	—	—	(614)	(2,388)
Ending balance - June 30, 2022	$10,191	$38,383	$21,398	$6,875	$6,503	$7,329	$22,536	$13,057	$126,272
Six Months Ended June 30, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
Provision for credit losses	(4,789)	9,796	2,291	955	(473)	(5,289)	(3,232)	2,793	2,052
Recoveries of loans previously charged-off	984	11	26	17	—	25	—	565	1,628
Loans charged off	(1,755)	—	(23)	—	—	—	—	(1,189)	(2,967)
Ending balance - June 30, 2022	$10,191	$38,383	$21,398	$6,875	$6,503	$7,329	$22,536	$13,057	$126,272

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2021
Beginning balance - March 31, 2021	$14,643	$38,622	$19,572	$9,268	$11,657	$3,609	$50,179	$10,404	$157,954
Provision for loan losses	(579)	(5,784)	75	(2,558)	1,818	972	(7,323)	494	(12,885)
Recoveries of loans previously charged-off	87	—	41	9	—	126	—	190	453
Loans charged off	(360)	—	(16)	(3)	—	—	—	(480)	(859)
Ending balance - June 30, 2021	$13,791	$32,838	$19,672	$6,716	$13,475	$4,707	$42,856	$10,608	$144,663
Six Months Ended June 30, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	(536)	(25,610)	536	(3,815)	6,301	(281)	(1,291)	179	(24,517)
Recoveries of loans previously charged-off	216	—	65	15	—	139	—	385	820
Loans charged off	(637)	(29)	(149)	(18)	—	—	—	(1,196)	(2,029)
Ending balance - June 30, 2021	$13,791	$32,838	$19,672	$6,716	$13,475	$4,707	$42,856	$10,608	$144,663

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
During the six months ended June 30, 2022, the Company revised the presentation of the below credit quality vintage tables without change to accounting or credit policies. The updated presentation disaggregates between commercial and consumer loan types with consumer loans reported as either performing or nonperforming based on their delinquency and accrual status. As such, the tables presented below as of December 31, 2021 have been revised to align with current period presentation.
The following tables present the credit quality of our commercial loan portfolio by year of origination as of June 30, 2022 and December 31, 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of June 30, 2022
	Commercial Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$172,954	$258,774	$81,540	$108,279	$45,779	$69,018	$713,271	$1,449,615
Special Mention	27	48	—	949	617	1	2,892	4,534
Classified	—	957	2,197	450	2,808	9,375	9,488	25,275
Total	172,981	259,779	83,737	109,678	49,204	78,394	725,651	1,479,424

Construction
Pass	363,575	655,142	244,421	85,768	20,128	51,482	150,348	1,570,864
Special Mention	332	1,348	9	—	—	2,587	—	4,276
Classified	—	—	—	—	—	—	191	191
Total	363,907	656,490	244,430	85,768	20,128	54,069	150,539	1,575,331

Residential real estate:
Multi-family mortgage
Pass	65,674	171,158	33,338	72,098	4,245	37,339	6,911	390,763
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,207	—	1,207
Total	65,674	171,158	33,338	72,098	4,245	38,546	6,911	391,970

Commercial real estate:
Owner occupied
Pass	148,727	181,856	124,643	159,095	73,107	273,556	66,424	1,027,408
Special Mention	107	—	—	1,483	3,144	1,533	197	6,464
Classified	—	—	242	6,030	1,401	11,629	698	20,000
Total	148,834	181,856	124,885	166,608	77,652	286,718	67,319	1,053,872

Non-owner occupied
Pass	297,437	431,172	133,593	162,956	258,273	530,258	54,403	1,868,092
Special Mention	—	—	—	—	241	551	—	792
Classified	—	—	—	582	3,402	12,254	—	16,238
Total	297,437	431,172	133,593	163,538	261,916	543,063	54,403	1,885,122

Total commercial loans
Pass	1,048,367	1,698,102	617,535	588,196	401,532	961,653	991,357	6,306,742
Special Mention	466	1,396	9	2,432	4,002	4,672	3,089	16,066
Classified	—	957	2,439	7,062	7,611	34,465	10,377	62,911
Total commercial loans	$1,048,833	$1,700,455	$619,983	$597,690	$413,145	$1,000,790	$1,004,823	$6,385,719

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021
	Commercial Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$273,232	$95,279	$140,938	$52,162	$33,997	$57,020	$596,667	$1,249,295
Special Mention	79	9	949	632	3	1,519	12,367	15,558
Classified	918	2,391	2,376	3,089	3,370	6,425	7,143	25,712
Total	274,229	97,679	144,263	55,883	37,370	64,964	616,177	1,290,565

Construction
Pass	677,258	280,828	135,768	23,916	15,313	67,818	117,176	1,318,077
Special Mention	62	184	—	—	1,208	1,384	—	2,838
Classified	—	—	2,922	2,882	3	737	200	6,744
Total	677,320	281,012	138,690	26,798	16,524	69,939	117,376	1,327,659

Residential real estate:
Multi-family mortgage
Pass	166,576	32,242	64,345	7,124	5,602	38,526	10,891	325,306
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,245	—	1,245
Total	166,576	32,242	64,345	7,124	5,602	39,771	10,891	326,551

Commercial real estate:
Owner occupied
Pass	170,773	131,471	174,257	83,698	69,939	236,998	57,123	924,259
Special Mention	—	—	1,502	3,541	885	2,555	213	8,696
Classified	—	—	3,102	768	3,295	9,616	1,846	18,627
Total	170,773	131,471	178,861	88,007	74,119	249,169	59,182	951,582

Non-owner occupied
Pass	462,478	154,048	165,917	264,855	170,602	414,859	46,541	1,679,300
Special Mention	—	—	3,747	3,388	—	969	—	8,104
Classified	—	—	1,898	23,849	1,506	15,508	—	42,761
Total	462,478	154,048	171,562	292,092	172,108	431,336	46,541	1,730,165

Total commercial loans
Pass	1,750,317	693,868	681,225	431,755	295,453	815,221	828,398	5,496,237
Special Mention	141	193	6,198	7,561	2,096	6,427	12,580	35,196
Classified	918	2,391	10,298	30,588	8,174	33,531	9,189	95,089
Total commercial loans	$1,751,376	$696,452	$697,721	$469,904	$305,723	$855,179	$850,167	$5,626,522

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
The following tables present the credit quality by classification (performing or nonperforming) of our consumer loan portfolio by year of origination as of June 30, 2022 and December 31, 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of June 30, 2022
	Consumer Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	360,922	471,972	171,459	102,401	81,481	253,220	—	1,441,455
Nonperforming	—	3,019	3,699	1,353	1,368	6,558	—	15,997
Total	360,922	474,991	175,158	103,754	82,849	259,778	—	1,457,452

Residential line of credit
Performing	—	—	—	—	—	—	423,980	423,980
Nonperforming	—	—	—	—	—	—	1,505	1,505
Total	—	—	—	—	—	—	425,485	425,485

Consumer and other
Performing	72,176	65,356	47,669	34,779	29,873	90,011	10,104	349,968
Nonperforming	—	347	991	641	1,421	2,313	—	5,713
Total	72,176	65,703	48,660	35,420	31,294	92,324	10,104	355,681

Total consumer loans
Performing	433,098	537,328	219,128	137,180	111,354	343,231	434,084	2,215,403
Nonperforming	—	3,366	4,690	1,994	2,789	8,871	1,505	23,215
Total consumer loans	$433,098	$540,694	$223,818	$139,174	$114,143	$352,102	$435,589	$2,238,618

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021
	Consumer Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	521,533	204,690	121,775	100,164	109,087	199,262	—	1,256,511
Nonperforming	1,232	3,734	977	2,429	1,765	3,819	—	13,956
Total	522,765	208,424	122,752	102,593	110,852	203,081	—	1,270,467

Residential line of credit
Performing	—	—	—	—	—	—	381,303	381,303
Nonperforming	—	—	—	—	—	—	1,736	1,736
Total	—	—	—	—	—	—	383,039	383,039

Consumer and other
Performing	82,910	55,123	38,281	32,893	21,856	74,248	14,478	319,789
Nonperforming	199	345	545	1,352	861	1,496	47	4,845
Total	83,109	55,468	38,826	34,245	22,717	75,744	14,525	324,634

Total consumer loans
Performing	604,443	259,813	160,056	133,057	130,943	273,510	395,781	1,957,603
Nonperforming	1,431	4,079	1,522	3,781	2,626	5,315	1,783	20,537
Total consumer loans	$605,874	$263,892	$161,578	$136,838	$133,569	$278,825	$397,564	$1,978,140
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represent an analysis of the aging by class of financing receivable as of June 30, 2022 and December 31, 2021:

June 30, 2022	30-89 days past due	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,929	$55	$3,414	$1,474,026	$1,479,424
Construction	2,654	2,675	—	1,570,002	1,575,331
Residential real estate:
1-to-4 family mortgage	13,989	9,675	6,322	1,427,466	1,457,452
Residential line of credit	912	48	1,457	423,068	425,485
Multi-family mortgage	—	329	46	391,595	391,970
Commercial real estate:
Owner occupied	323	707	6,416	1,046,426	1,053,872
Non-owner occupied	282	—	7,263	1,877,577	1,885,122
Consumer and other	8,397	1,096	4,617	341,571	355,681
Total	$28,486	$14,585	$29,535	$8,551,731	$8,624,337

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

The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of June 30, 2022 and December 31, 2021 by class of financing receivable.

June 30, 2022	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$2,829	$585	$4
Residential real estate:
1-to-4 family mortgage	2,672	3,650	67
Residential line of credit	1,086	371	6
Multi-family mortgage	—	46	1
Commercial real estate:
Owner occupied	3,933	2,483	48
Non-owner occupied	6,854	409	33
Consumer and other	—	4,617	233
Total	$17,374	$12,161	$392

December 31, 2021	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$1,085	$435	$6
Construction	2,882	740	99
Residential real estate:
1-to-4 family mortgage	378	4,215	60
Residential line of credit	797	939	11
Multi-family mortgage	—	49	2
Commercial real estate:
Owner occupied	5,346	1,364	206
Non-owner occupied	13,898	186	7
Consumer and other	—	3,254	164
Total	$24,386	$11,182	$555

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial and industrial	$83	$219	$137	$333
Construction	7	16	26	30
Residential real estate:
1-to-4 family mortgage	55	67	107	85
Residential line of credit	21	27	61	45
Multi-family mortgage	2	1	2	2
Commercial real estate:
Owner occupied	63	101	88	232
Non-owner occupied	76	141	146	230
Consumer and other	54	55	69	55
Total	$361	$627	$636	$1,012
Accrued interest receivable written off as an adjustment to interest income amounted to $123 and $132 for the three months ended June 30, 2022 and 2021, respectively, and $307 and $597 for the six months ended June 30, 2022 and 2021, respectively.
Troubled debt restructurings
As of June 30, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $17,054 and $32,435, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $10,286 and $11,084 were classified as non-accrual loans as of June 30, 2022 and December 31, 2021, respectively. The Company has calculated $78 and $1,245 in allowances for credit losses on TDRs as of June 30, 2022 and December 31, 2021, respectively. There were no significant unfunded loan commitments to extend additional funds on troubled debt restructurings as of June 30, 2022 or December 31, 2021.
The following tables present the financial effect of TDRs recorded during the periods indicated:

Three Months Ended June 30, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$55	$55	$—
Residential real estate:
Residential line of credit	1	49	49	—
Total	2	$104	$104	$—

Six Months Ended June 30, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$55	$55	$—
Residential real estate:
1-to-4 family mortgage	1	80	80	—
Residential line of credit	1	49	49	—
Consumer and other	1	22	22	—
Total	4	$206	$206	$—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Three Months Ended June 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	4	$13,055	$13,055	$—
Commercial real estate:
Owner occupied	4	3,550	3,550	—
Residential real estate:
1-to-4 family mortgage	2	811	811	—
Residential line of credit	1	11	11	—
Total	11	$17,427	$17,427	$—

Six Months Ended June 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	5	$13,162	$13,162	$—
Commercial real estate:
Owner occupied	4	3,550	3,550	—
Non-owner occupied	1	11,997	11,997	—
Residential real estate:
1-4 family mortgage	2	811	811	—
Residential line of credit	1	11	11	—
Total	13	$29,531	$29,531	$—
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the six months ended June 30, 2022. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended June 30, 2022 nor the three and six months ended June 30, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three and six months ended June 30, 2022 and 2021 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.

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

	June 30, 2022
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$1,396	$2,235	$3,631	$—
Residential real estate:
1-to-4 family mortgage	883	—	883	—
Residential line of credit	1,401	—	1,401	1
Commercial real estate:
Owner occupied	8,015	—	8,015	45
Non-owner occupied	6,855	—	6,855	—
Consumer and other	24	—	24	1
Total	$18,574	$2,235	$20,809	$47

	December 31, 2021
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$799	$1,090	$1,889	$—
Construction	3,580	—	3,580	92
Residential real estate:
1-to-4 family mortgage	338	—	338	—
Residential line of credit	1,400	—	1,400	10
Commercial real estate:
Owner occupied	8,117	71	8,188	200
Non-owner occupied	13,899	—	13,899	—
Consumer and other	25	—	25	1
Total	$28,158	$1,161	$29,319	$303

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$9,721	$11,177	$9,777	$12,111
Transfers from loans	—	3,201	563	4,596
Proceeds from sale of other real estate owned	(297)	(2,166)	(418)	(4,661)
(Loss) gain on sale of other real estate owned	(26)	272	(130)	1,100
Loans provided for sales of other real estate owned	—	(203)	—	(533)
Write-downs and partial liquidations	—	(295)	(394)	(627)
Balance at end of period	$9,398	$11,986	$9,398	$11,986
Foreclosed residential real estate properties totaled $970 and $775 as of June 30, 2022 and December 31, 2021, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $419 at June 30, 2022. As of December 31, 2021, there were no such residential foreclosure proceedings in process.
Excess land and facilities held for sale resulting from branch consolidations totaled $2,980 and $3,348 as of June 30, 2022 and December 31, 2021, respectively.
Note (5)—Leases:
As of June 30, 2022, the Company was the lessee in 56 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 45 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 33 years. Leases with initial terms of less than one year are not recorded on the consolidated balance sheets. The Company also does not include equipment leases and leases in which the Company is the lessor on the consolidated balance sheets as these are insignificant.
Many leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
During the year ended December 31, 2020, the Company entered into a lease for a new corporate headquarters building located in downtown Nashville. The building is currently under construction and anticipated commencement is in the third quarter of 2022. Upon commencement, the Company anticipates recording an ROU asset and operating lease liability of approximately $23,000 and $26,000, respectively, in connection with the initial term of this lease based on current information available, subject to changes based on borrowing rate changes and the Company's evaluation of renewal options and other terms.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of June 30, 2022 and December 31, 2021:

		June 30,	December 31,
	Classification	2022	2021
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$41,070	$41,686
Finance leases	Premises and equipment, net	1,422	1,487
Total right-of-use assets		$42,492	$43,173
Lease liabilities:
Operating leases	Operating lease liabilities	$45,917	$46,367
Finance leases	Borrowings	1,466	1,518
Total lease liabilities		$47,383	$47,885
Weighted average remaining lease term (in years) - operating		11.9	12.4
Weighted average remaining lease term (in years) - finance		12.9	13.4
Weighted average discount rate - operating		2.74%	2.73%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2022	2021	2022	2021
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,851	$2,171	$3,561	$4,110
Short-term lease cost	Occupancy and equipment	144	102	255	189
Variable lease cost	Occupancy and equipment	293	241	549	476
Lease impairment	Mortgage restructuring expense	364	—	364	—
Gain on lease modifications and terminations	Occupancy and equipment	—	(787)	(18)	(787)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	6	8	15	14
Amortization of right-of-use asset	Occupancy and equipment	28	27	65	55
Total lease cost		$2,686	$1,762	$4,791	$4,057

During the three months and six months ended June 30, 2022, the Company recorded $364 of lease impairment related to vacating two locations associated with the Mortgage restructuring. Additionally, during the six months ended June 30, 2022 and 2021, the Company recorded gains of $18 and $787, respectively, related to early lease terminations and modifications on other vacated locations.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of June 30, 2022 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
June 30, 2023	$3,886	$58
June 30, 2024	6,735	118
June 30, 2025	5,447	120
June 30, 2026	5,125	121
June 30, 2027	5,039	123
Thereafter	28,877	1,102
Total undiscounted future minimum lease payments	55,109	1,642
Less: imputed interest	(9,192)	(176)
Lease liability	$45,917	$1,466
Note (6)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Carrying value at beginning of period	$144,675	$104,192	$115,512	$79,997
Capitalization	5,258	10,573	15,070	22,167
Change in fair value:
Due to pay-offs/pay-downs	(5,024)	(7,865)	(9,495)	(17,186)
Due to change in valuation inputs or assumptions	13,769	(5,285)	37,591	16,637
Carrying value at end of period	$158,678	$101,615	$158,678	$101,615
The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Servicing income:
Servicing income	$7,966	$6,788	$15,395	$13,719
Change in fair value of mortgage servicing rights	8,745	(13,150)	28,096	(549)
Change in fair value of derivative hedging instruments	(9,897)	10,005	(28,995)	(7,859)
Servicing income	6,814	3,643	14,496	5,311
Servicing expenses	3,377	2,693	5,925	5,225
Net servicing income(1)	$3,437	$950	$8,571	$86
(1) Excludes benefit of custodial servicing related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Unpaid principal balance	$11,160,382	$10,759,286
Weighted-average prepayment speed (CPR)	5.13%	9.31%
Estimated impact on fair value of a 10% increase	$(4,617)	$(4,905)
Estimated impact on fair value of a 20% increase	$(8,901)	$(9,429)
Discount rate	10.5%	9.81%
Estimated impact on fair value of a 100 bp increase	$(7,274)	$(4,785)
Estimated impact on fair value of a 200 bp increase	$(13,943)	$(9,198)
Weighted-average coupon interest rate	3.23%	3.23%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	330	330
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, "Derivatives" for additional information on these hedging instruments.
As of June 30, 2022 and December 31, 2021, mortgage escrow deposits totaled to $133,180 and $127,617, respectively.
Note (7)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended June 30,
	2022	2021
Current	$3,569	$9,541
Deferred	3,148	3,899
Total	$6,717	$13,440

	Six Months Ended June 30,
	2022	2021
Current	$3,569	$15,490
Deferred	12,461	13,538
Total	$16,030	$29,028

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
Federal taxes calculated at statutory rate	$5,475	21.0%	$11,916	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,582	6.1%	1,879	3.3%
Benefit from equity based compensation	(15)	(0.1)%	(124)	(0.2)%
Municipal interest income, net of interest disallowance	(444)	(1.7)%	(419)	(0.7)%
Bank-owned life insurance	(79)	(0.3)%	(82)	(0.1)%
Offering costs	—	—%	127	0.2%
Section 162(m) limitation	40	0.2%	21	—%
Other	158	0.6%	121	0.2%
Income tax expense, as reported	$6,717	25.8%	$13,440	23.7%

	Six Months Ended June 30,
	2022		2021
Federal taxes calculated at statutory rate	$14,830	21.0%	$26,293	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	2,533	3.6%	3,629	2.9%
Benefit from equity based compensation	(306)	(0.4)%	(345)	(0.3)%
Municipal interest income, net of interest disallowance	(888)	(1.3)%	(843)	(0.7)%
Bank-owned life insurance	(153)	(0.2)%	(166)	(0.1)%
Offering costs	—	—%	127	0.1%
Section 162(m) limitation	162	0.1%	248	0.2%
Other	(148)	(0.1)%	85	0.1%
Income tax expense, as reported	$16,030	22.7%	$29,028	23.2%
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of the net deferred tax (liabilities) assets at June 30, 2022 and December 31, 2021, are as follows:

	June 30,	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$36,547	$35,233
Operating lease liabilities	12,346	12,478
Net operating loss	1,392	1,370
Amortization of core deposit intangibles	115	—
Deferred compensation	4,794	5,484
Unrealized loss on debt securities	43,504	—
Unrealized loss on cash flow hedges	—	205
Other assets	7,150	8,301
Subtotal	105,848	63,071
Deferred tax liabilities:
FHLB stock dividends	$(484)	$(484)
Operating leases - right of use assets	(11,117)	(11,287)
Depreciation	(7,915)	(7,938)
Amortization of core deposit intangibles	—	(116)
Unrealized gain on equity securities	(2,333)	(2,407)
Unrealized gain on cash flow hedges	(168)	—
Unrealized gain on debt securities	—	(1,324)
Mortgage servicing rights	(41,345)	(30,098)
Goodwill	(14,806)	(13,743)
Other liabilities	(2,507)	(2,494)
Subtotal	(80,675)	(69,891)
Net deferred tax assets (liabilities)	$25,173	$(6,820)
The Company had a net operating loss carryforward generated as a result of a previous acquisition amounting to $5,851 and $6,523 as of June 30, 2022 and December 31, 2021, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward expires on December 31, 2029.
During the six months ended June 30, 2022, the Company generated a state net operating loss carryforward of $3,227, which may have varying expiration periods. No such loss was generated during the three months ended June 30, 2022 or the three and six months ended June 30, 2021. The Company expects to generate sufficient taxable income to utilize the loss generated.
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

	June 30,	December 31,
	2022	2021
Commitments to extend credit, excluding interest rate lock commitments	$3,356,089	$3,106,594
Letters of credit	66,265	77,427
Balance at end of period	$3,422,354	$3,184,021
As of June 30, 2022 and December 31, 2021, loan commitments included above with floating interest rates totaled $2.58 billion and $2.26 billion, respectively.

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
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$16,262	$14,156	$14,380	$16,378
Provision for credit losses on unfunded commitments	4,137	(954)	6,019	(3,176)
Balance at end of period	$20,399	$13,202	$20,399	$13,202
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $198 and $1,546 for the three and six months ended June 30, 2022, respectively, and $761 and $1,469 for the three and six months ended June 30, 2021, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$4,317	$6,284	$4,802	$5,928
Provision for loan repurchases or indemnifications	(800)	(706)	(1,189)	(266)
Losses on loans repurchased or indemnified	(72)	(89)	(168)	(173)
Balance at end of period	$3,445	$5,489	$3,445	$5,489
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	June 30, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$533,633	$29,701	$29,683
Forward commitments	492,000	1,915	—
Interest rate-lock commitments	292,716	3,758	—
Futures contracts	318,000	952	—
Total	$1,636,349	$36,326	$29,683

	December 31, 2021
	Notional Amount	Asset	Liability
Interest rate contracts	$600,048	$19,265	$19,138
Forward commitments	1,180,000	—	1,077
Interest rate-lock commitments	487,396	7,197	—
Futures contracts	429,000	922	—
Total	$2,696,444	$27,384	$20,215
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Included in mortgage banking income:
Interest rate lock commitments	$2,007	$171	$(3,439)	$(21,271)
Forward commitments	14,432	(19,200)	52,335	24,058
Futures contracts	(9,165)	9,104	(25,700)	(7,228)
Option contracts	—	—	36	—
Total	$7,274	$(9,925)	$23,232	$(4,441)
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
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		June 30, 2022		December 31, 2021
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$644	Other assets	$(785)	Accrued expenses and other liabilities
The Company's consolidated statements of income included losses of $101 and $240 for the three and six months ended June 30, 2022, respectively, and $143 and $280 for the three and six months ended June 30, 2021, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive (loss) income into earnings during either period presented.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive (loss) income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amount of gain recognized in other comprehensive income, net of tax expense of $99, $23, $372 and $135	$283	$67	$1,057	$383
Derivatives designated as fair value hedges
During the first quarter of 2022, the Company entered into three designated fair value hedges to mitigate the effect of changing rates on the fair value of various fixed rate liabilities, including certain money market deposits and subordinated debt. The hedging strategy converts the fixed interest rates of the hedged items to the daily compounded SOFR in arrears paid monthly. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. As of June 30, 2022, the fair value hedges were deemed effective.

	June 30, 2022
	Notional Amount	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- subordinated debt	$100,000	1.67	1.45625%	SOFR	$(2,509)
Interest rate swap agreement- fixed rate money market deposits	75,000	2.14	1.49500%	SOFR	(2,294)
Interest rate swap agreement- fixed rate money market deposits	125,000	2.14	1.49500%	SOFR	(3,823)
Total	$300,000	1.98	1.48208%		$(8,626)
The following discloses the amount of income included in interest expense on borrowings and deposits, related to these fair value hedging instruments:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Designated fair value hedge:
Interest expense on deposits	$395	$708
Interest expense on borrowings	186	348
Total	$581	$1,056
The following amounts were recorded on the balance sheet related to cumulative adjustments for fair value hedges as of June 30, 2022:

Line item on the balance sheet	Carrying Amount of the Hedged Item		Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Borrowings	$96,298	(1)	$(2,509)
Money market and savings deposits	202,114	(2)	(6,117)
(1) The carrying value also includes unamortized subordinated debt issuance costs of $1,193.
(2) The carrying value also includes and purchase accounting fair value premium of $8,231.

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Gross amounts recognized	$28,850	$4,990	$13,726	$15,733
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	28,850	4,990	13,726	15,733

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	9,724	4,297	9,724	4,297
Less: financial collateral pledged	—	—	4,002	11,436
Net amounts	$19,126	$693	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. As of June 30, 2022 and December 31, 2021, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $35,391 and $57,868, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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

		Fair Value
June 30, 2022	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$872,861	$872,861	$—	$—	$872,861
Investment securities	1,621,344	—	1,621,344	—	1,621,344
Loans, net	8,498,065	—	—	8,438,565	8,438,565
Loans held for sale	260,215	—	222,400	37,815	260,215
Interest receivable	40,393	77	7,037	33,279	40,393
Mortgage servicing rights	158,678	—	—	158,678	158,678
Derivatives	36,970	—	36,970	—	36,970
Financial liabilities:
Deposits:
Without stated maturities	$9,365,544	$9,365,544	$—	$—	$9,365,544
With stated maturities	1,177,758	—	1,185,639	—	1,185,639
Securities sold under agreement to repurchase and federal funds sold	31,706	31,706	—	—	31,706
Subordinated debt	127,228	—	—	123,714	123,714
Interest payable	2,512	45	954	1,513	2,512
Derivatives	38,309	—	38,309	—	38,309

	Fair Value
December 31, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,797,740	$1,797,740	$—	$—	$1,797,740
Investment securities	1,681,892	—	1,681,892	—	1,681,892
Loans, net	7,479,103	—	—	7,566,717	7,566,717
Loans held for sale	752,223	—	672,924	79,299	752,223
Interest receivable	38,528	36	6,461	32,031	38,528
Mortgage servicing rights	115,512	—	—	115,512	115,512
Derivatives	27,384	—	27,384	—	27,384
Financial liabilities:
Deposits:
Without stated maturities	$9,705,816	$9,705,816	$—	$—	$9,705,816
With stated maturities	1,131,081	—	1,137,647	—	1,137,647
Securities sold under agreement to repurchase and federal funds sold	40,716	40,716	—	—	40,716
Subordinated debt	129,544	—	—	133,021	133,021
Interest payable	3,162	140	1,510	1,512	3,162
Derivatives	21,000	—	21,000	—	21,000

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at June 30, 2022 are presented in the following table:

At June 30, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$42,059	$—	$42,059
Mortgage-backed securities - residential	—	1,164,932	—	1,164,932
Mortgage-backed securities - commercial	—	20,668	—	20,668
Municipal securities	—	273,164	—	273,164
Treasury securities	—	109,793	—	109,793
Corporate securities	—	7,625	—	7,625
Equity securities	—	3,103	—	3,103
Total securities	$—	$1,621,344	$—	$1,621,344
Loans held for sale	$—	$222,400	$37,815	$260,215
Mortgage servicing rights	—	—	158,678	158,678
Derivatives	—	36,970	—	36,970
Financial Liabilities:
Derivatives	—	38,309	—	38,309
The balances and levels of the assets measured at fair value on a non-recurring basis at June 30, 2022 are presented in the following table:

At June 30, 2022	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$1,836	$1,836
Collateral dependent loans:
Residential real estate:
Residential line of credit	—	—	315	315
Commercial real estate:
Owner occupied	—	—	2,151	2,151
Consumer and other	—	—	24	24
Total collateral dependent loans	$—	$—	$2,502	$2,502

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
The following tables present information as of June 30, 2022 and December 31, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of June 30, 2022
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans	$2,502	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$1,836	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of June 30, 2022 and December 31, 2021, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $2,537 and $5,781, respectively.
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
Fair value option
The following table summarizes the Company's loans held for sale, at fair value, as of the dates presented:

	June 30,	December 31,
	2022	2021
Commercial and industrial	$37,815	$79,299
Residential real estate:
1-4 family mortgage	222,400	672,924
Total loans held for sale	$260,215	$752,223
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
Net gains (losses) of $4,671 and $(12,203) resulting from fair value changes of mortgage loans were recorded in income during the three and six months ended June 30, 2022, respectively, compared to net gains (losses) of $9,730 and $(10,986) during the three and six months ended June 30, 2021, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. As of June 30, 2022, and December 31, 2021, there were $24,480 and $94,648, respectively, of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
Commercial loans held for sale
The Company also has a portfolio of shared national credits and institutional healthcare loans that were acquired during 2020 in the acquisition of Franklin. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the allowance for credit losses. The following tables sets forth the changes in fair value associated with this portfolio for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$85,816	$(7,637)	$78,179
Change in fair value:
Pay-downs and pay-offs	(38,354)	—	(38,354)
Write-offs to discount	—	—	—
Changes in valuation included in other noninterest income	—	(2,010)	(2,010)
Carrying value at end of period	$47,462	$(9,647)	$37,815

	Six Months Ended June 30, 2022
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Pay-downs and pay-offs	(39,300)	—	(39,300)
Write-offs to discount	—	—	—
Changes in valuation included in other noninterest income	—	(2,184)	(2,184)
Carrying value at end of period	$47,462	$(9,647)	$37,815

	Three Months Ended June 30, 2021
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$197,490	$(22,506)	$174,984
Change in fair value:
Pay-downs and pay-offs	(52,226)	—	(52,226)
Write-offs to discount	(9,292)	9,292	—
Changes in valuation included in other noninterest income	—	1,364	1,364
Carrying value at end of period	$135,972	$(11,850)	$124,122

	Six Months Ended June 30, 2021
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(91,792)	—	(91,792)
Write-offs to discount	(11,299)	11,299	—
Changes in valuation included in other noninterest income	—	511	511
Carrying value at end of period	$135,972	$(11,850)	$124,122
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in interest income in the consolidated statements of income.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$222,400	$219,696	$2,704
Commercial loans held for sale measured at fair value	36,356	37,733	(1,377)
Nonaccrual commercial loans held for sale	1,459	9,729	(8,270)

December 31, 2021	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$672,924	$658,017	$14,907
Commercial loans held for sale measured at fair value	74,082	76,863	(2,781)
Nonaccrual commercial loans held for sale	5,217	9,899	(4,682)
Note (11)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. For the periods prior to and for the six months ended June 30, 2022, the Company offered conforming residential mortgage loans and services through two delivery channels: retail and our national direct-to-consumer internet delivery channel. Additionally, the Mortgage segment activities include the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
The financial performance of the Mortgage segment is assessed based on results of operations reflecting direct revenues and expenses and allocated expenses. This approach gives management a better indication of the operating performance of the segment. When assessing the Banking segment’s financial performance, the CEO utilizes reports with indirect revenues and expenses including but not limited to the investment portfolio, electronic delivery channels and areas that primarily support the banking segment operations. Therefore, these are included in the results of the Banking segment. Other indirect revenue and expenses related to general administrative areas are also included in the internal financial results reports of the Banking segment utilized by the CEO for analysis and are thus included for Banking segment reporting. Additionally, the Banking segment includes the results of the Company's specialty lending group, which is concentrated in manufactured housing lending. The Mortgage segment utilizes funding sources from the Banking segment in order to fund mortgage loans that are ultimately sold on the secondary market and uses proceeds from loan sales to repay obligations due to the Banking segment.
On May 10, 2022, the Company announced the restructuring of its Mortgage segment, including the exit from the direct-to-consumer delivery channel, which is one of two delivery channels in the Mortgage segment. For the three and six months ended June 30, 2022, the direct-to-consumer channel comprised 13.7% and 33.0%, respectively, of the Company's total interest rate lock volume compared to 51.5% and 50.9% for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, the direct-to-consumer channel comprised 37.4% and 45.3% of the Company's sales volume, and 54.9% and 53.9% for the three and six months ended June 30, 2021, respectively. As a result of exiting this channel, the Company incurred $12,458 of restructuring expenses during the three and six months ended June 30, 2022. The current repositioning of our Mortgage segment does not qualify to be reported as discontinued operations. The Company plans to continue originating and selling residential mortgage loans within its Mortgage segment through its traditional mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in the loan portfolio.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide segment financial information for the periods indicated:

Three Months Ended June 30, 2022	Banking(4)	Mortgage	Consolidated
Net interest income	$102,171	$—	$102,171
Provisions for credit losses(1)	12,318	—	12,318
Mortgage banking income(2)	—	23,711	23,711
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(1,152)	(1,152)
Other noninterest income	10,699	(44)	10,655
Depreciation and amortization	1,731	281	2,012
Amortization of intangibles	1,194	—	1,194
Other noninterest expense(3)	56,395	37,396	93,791
Income (loss) before income taxes	$41,232	$(15,162)	$26,070
Income tax expense			6,717
Net income applicable to FB Financial Corporation and noncontrolling interest			19,353
Net income applicable to noncontrolling interest(4)			8
Net income applicable to FB Financial Corporation			$19,345
Total assets	$11,469,762	$724,100	$12,193,862
Goodwill	242,561	—	242,561
(1)Includes $4,137 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Includes $12,458 in Mortgage restructuring expenses in the Mortgage segment related to the exit from the direct-to-consumer delivery channel.
(4)Banking segment includes noncontrolling interest.

Three Months Ended June 30, 2021	Banking(3)	Mortgage	Consolidated
Net interest income	$86,553	$10	$86,563
Provisions for credit losses(1)	(13,839)	—	(13,839)
Mortgage banking income(2)	—	38,644	38,644
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(3,145)	(3,145)
Other noninterest income	14,002	(201)	13,801
Depreciation and amortization	1,618	344	1,962
Amortization of intangibles	1,394	—	1,394
Other noninterest expense	55,182	34,422	89,604
Income before income taxes	$56,200	$542	$56,742
Income tax expense			13,440
Net income applicable to FB Financial Corporation and noncontrolling interest			43,302
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$43,294
Total assets	$10,908,107	$1,010,260	$11,918,367
Goodwill	242,561	—	242,561
(1) Includes $(954) in provision for credit losses on unfunded commitments.
(2) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Six Months Ended June 30, 2022	Banking(4)	Mortgage	Consolidated
Net interest income	$190,355	$(2)	$190,353
Provisions for credit losses(1)	8,071	—	8,071
Mortgage banking income(2)	—	52,989	52,989
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(899)	(899)
Other noninterest income	22,682	(166)	22,516
Depreciation and amortization	3,441	607	4,048
Amortization of intangibles	2,438	—	2,438
Other noninterest expense(3)	113,025	66,758	179,783
Income (loss) before income taxes	$86,062	$(15,443)	$70,619
Income tax expense			16,030
Net income applicable to FB Financial Corporation and noncontrolling interest			54,589
Net income applicable to noncontrolling interest(4)			8
Net income applicable to FB Financial Corporation			$54,581
Total assets	$11,469,762	$724,100	$12,193,862
Goodwill	242,561	—	242,561
(1) Includes $6,019 in provision for credit losses on unfunded commitments.
(2) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3) Includes $12,458 in Mortgage restructuring expenses in the Mortgage segment related to the exit from the direct-to-consumer delivery channel.
(4) Banking segment includes noncontrolling interest.

Six Months Ended June 30, 2021	Banking(3)	Mortgage	Consolidated
Net interest income	$169,150	$(11)	$169,139
Provisions for credit losses(1)	(27,693)	—	(27,693)
Mortgage banking income(2)	—	99,239	99,239
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(8,408)	(8,408)
Other noninterest income	25,400	(201)	25,199
Depreciation and amortization	3,476	672	4,148
Amortization of intangibles	2,834	—	2,834
Other noninterest expense(3)	107,619	73,057	180,676
Income before income taxes	$108,314	$16,890	$125,204
Income tax expense			29,028
Net income applicable to FB Financial Corporation and noncontrolling interest			96,176
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$96,168
Total assets	$10,908,107	$1,010,260	$11,918,367
Goodwill	242,561	—	242,561
(1)Includes $(3,176) in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.
Our Banking segment provides our Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to our Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by our Mortgage segment to our Banking segment under this warehouse line of credit was $4,850 and $10,516 for the three and six months ended June 30, 2022, respectively, and $6,110 and $11,510 for the three and six months ended June 30, 2021, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2022 and December 31, 2021, the Bank and Company met all capital adequacy requirements to which they are subject.
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
Actual and required capital amounts and ratios are included below as of the dates indicated.

As oAs of June 30, 2022	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,460,110	13.6%	$1,123,435	10.5%	N/A	N/A
FirstBank	1,432,889	13.4%	1,122,420	10.5%	$1,068,971	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,257,361	11.8%	$909,448	8.5%	N/A	N/A
FirstBank	1,230,140	11.5%	908,625	8.5%	$855,177	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,257,361	10.2%	$494,009	4.0%	N/A	N/A
FirstBank	1,230,140	10.0%	494,191	4.0%	$617,738	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,227,361	11.5%	$748,957	7.0%	N/A	N/A
FirstBank	1,230,140	11.5%	748,280	7.0%	$694,831	6.5%

As of December 31, 2021	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,434,581	14.5%	$1,039,984	10.5%	N/A	N/A
FirstBank	1,396,407	14.1%	1,038,760	10.5%	$989,295	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,251,874	12.6%	$841,892	8.5%	N/A	N/A
FirstBank	1,213,700	12.3%	840,901	8.5%	$791,436	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,251,874	10.5%	$474,831	4.0%	N/A	N/A
FirstBank	1,213,700	10.2%	474,044	4.0%	$592,555	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,221,874	12.3%	$693,322	7.0%	N/A	N/A
FirstBank	1,213,700	12.3%	692,507	7.0%	$643,042	6.5%

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
The following table summarizes information about the changes in restricted stock units for the six months ended June 30, 2022:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	492,320	$36.06
Granted	139,785	43.82
Vested	(159,385)	36.68
Forfeited	(37,917)	33.15
Balance at end of period (unvested)	434,803	$38.48
The total fair value of restricted stock units vested and released was $2,449 and $5,846 for the three and six months ended June 30, 2022, respectively, and $828 and $5,192 for the three and six months ended June 30, 2021, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $2,196 and $4,052 for the three and six months ended June 30, 2022, respectively, and $2,193 and $4,659 for the three and six months ended June 30, 2021, respectively. This included amounts paid related to director grants and compensation elected to be settled in stock amounting to $148 and $314 during the three and six months ended June 30, 2022, respectively, and $142 and $299 during the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, there was $13,122 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.5 years. Additionally, as of June 30, 2022, there were 1,770,128 shares available for issuance under the Company's stock compensation plans. As of June 30, 2022 and December 31, 2021, there were $252 and $274, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.
Performance Based Restricted Stock Units
The following table summarizes information about the changes in PSUs as of and for the six months ended June 30, 2022.

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	115,750	$40.13
Granted	69,010	44.44
Vested	—	—
Forfeited or expired	(9,501)	43.16
Balance at end of period (unvested)	175,259	$41.67
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of June 30, 2022, the Company determined the probability of meeting the performance criteria for each grant and recorded compensation cost associated when factoring in the conversion of PSUs to shares of common stock.

Grant Year	Vest Year	Shares Outstanding
2020	2023	49,964
2021	2024	60,654
2022	2025	64,641
The Company recorded compensation cost of $842 and $1,568 during the three and six months ended June 30, 2022 respectively, and $322 and $522 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $11,502, and the remaining performance period over which the cost could be recognized was 2.1 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $200,000 worth of common stock in any calendar year). There were no shares issued under ESPP during the three months ended June 30, 2022 and June 30, 2021, respectively. There were 15,152 and 21,566 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $588 and $811, during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there were 2,326,544 shares available for issuance under the ESPP, respectively.
Note (14)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management and executive officers of the Company and their affiliates in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their affiliates is presented below:

Loans outstanding at January 1, 2022	$29,010
New loans and advances	52,577
Change in related party status	(9,939)
Repayments	(868)
Loans outstanding at June 30, 2022	$70,780
Unfunded commitments to certain executive officers, certain management and directors and their associates totaled $38,832 and $10,994 at June 30, 2022 and December 31, 2021, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $323,089 and $312,956 as of June 30, 2022 and December 31, 2021, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $2 and $6 in unamortized leasehold improvements related to these leases at June 30, 2022 and December 31, 2021, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $100 and $201 for the three and six months ended June 30, 2022, respectively, and $132 and $260 for the three and six months ended June 30, 2021.
(D) Aviation time sharing agreements:
During the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also established a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. During the three and six months ended June 30, 2022, the Company recognized income amounting to $8 and $19, respectively, under this agreement. No such income was recognized during the three and six months ended June 30, 2021. Additionally, the Company is a participant to an aviation time sharing agreement with an entity owned by a certain director of the Company. During the three and six months ended June 30, 2021, the Company made payments of $21 and $32, respectively, under this agreement. No such payments were made during the three and six months ended June 30, 2022.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the three and six months ended June 30, 2021, the Company paid $605 under this agreement related to the secondary offering completed during the second quarter of 2021. No such expenses were incurred during the three and six months ended June 30, 2022.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at June 30, 2022 and December 31, 2021, and our results of operations for the three and six months ended June 30, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on February 25, 2022, and with the accompanying unaudited notes to the consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s business operations, assets, valuations, financial conditions, results of operations, future plans, strategies, and expectations, including statements regarding the Company’s Mortgage segment restructuring. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) the ongoing effects of the COVID-19 pandemic, including the magnitude and duration of the pandemic and the emergence of new variants and the impact on general economic and financial market conditions and on the Company’s business and the Company’s customers' business, results of operations, asset quality and financial condition, (3) vaccines' efficacy against the virus, including new variants, (4) changes in government interest rate policies and its impact on the Company’s business, NIM, and mortgage operations, (5) the Company’s ability to effectively manage problem credits, (6) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (7) difficulties and delays in integrating acquired businesses or fully realizing costs savings, revenue synergies and other benefits from future and prior acquisitions, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the potential impact of the phase-out of LIBOR or other changes involving LIBOR, (11) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (12) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (13) general competitive, economic, political, and market conditions, including global economic and political conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the company. The Company qualifies all forward-looking statements by these cautionary statements.
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

	As of or for the three months ended		As of or for the six months ended,		As of or for the year-ended
	June 30,		June 30,		December 31,
(dollars in thousands, except per share data and %)	2022	2021	2022	2021	2021
Statement of Income Data
Net interest income	102,171	86,563	$190,353	$169,139	$347,370
Provisions for credit losses	12,318	(13,839)	8,071	(27,693)	(40,993)
Total noninterest income	33,214	49,300	74,606	116,030	228,255
Total noninterest expense	96,997	92,960	186,269	187,658	373,567
Income before income taxes	26,070	56,742	70,619	125,204	243,051
Income tax expense	6,717	13,440	16,030	29,028	52,750
Net income applicable to noncontrolling interest	8	8	8	8	16
Net income applicable to FB Financial Corporation	$19,345	$43,294	$54,581	$96,168	$190,285
Net income applicable to FB Financial Corporation and noncontrolling interest	19,353	43,302	54,589	96,176	190,301
Net interest income (tax-equivalent basis)	$102,926	$87,321	$191,858	$170,689	$350,456
Per Common Share
Basic net income	$0.41	$0.91	$1.15	$2.03	$4.01
Diluted net income	0.41	0.90	1.15	2.00	3.97
Book value (1)	28.15	28.96	28.15	28.96	30.13
Tangible book value (4)	22.67	23.43	22.67	23.43	24.67
Cash dividends declared	0.13	0.11	0.26	0.22	0.44
Selected Ratios
Return on average:
Assets (2)	0.62%	1.46%	0.88%	1.66%	1.61%
Common shareholders' equity (2)	5.74%	13.0%	7.95%	14.7%	14.0%
Tangible common equity (4)	7.09%	16.1%	9.78%	18.3%	17.3%
Average shareholders' equity to average assets	10.9%	11.3%	11.0%	11.3%	11.5%
Net interest margin (tax-equivalent basis)	3.52%	3.18%	3.28%	3.18%	3.19%
Efficiency ratio	71.6%	68.4%	70.3%	65.8%	64.9%
Adjusted efficiency ratio (tax-equivalent basis) (4)	61.1%	68.9%	64.5%	65.8%	65.8%
Loans held for investment to deposit ratio	81.8%	70.6%	81.8%	70.6%	70.2%
Yield on interest-earning assets	3.80%	3.53%	3.54%	3.59%	3.53%
Cost of interest-bearing liabilities	0.40%	0.49%	0.37%	0.57%	0.48%
Cost of total deposits	0.25%	0.31%	0.22%	0.36%	0.30%
Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income (5)	1.46%	2.01%	1.46%	2.01%	1.65%
Total nonperforming assets as a percentage of total assets	0.46%	0.66%	0.46%	0.66%	0.50%
Net charge-offs as a percentage of average loans HFI	(0.09)%	(0.02)%	(0.03)%	(0.03)%	(0.08)%
Nonperforming loans HFI to loans HFI, net of unearned income	0.51%	0.83%	0.51%	0.83%	0.62%

	As of or for the three months ended		As of or for the six months ended,		As of or for the year ended
	June 30,		June 30,		December 31,
	2022	2021	2022	2021	2021
Capital Ratios (Company)
Total common shareholders' equity to assets	10.8%	11.5%	10.8%	11.5%	11.4%
Tier 1 capital (to average assets)	10.2%	10.1%	10.2%	10.1%	10.5%
Tier 1 capital (to risk-weighted assets (3)	11.8%	12.7%	11.8%	12.7%	12.6%
Total capital (to risk-weighted assets) (3)	13.6%	14.9%	13.6%	14.9%	14.5%
Tangible common equity to tangible assets (4)	8.90%	9.52%	8.90%	9.52%	9.51%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	11.5%	12.4%	11.5%	12.4%	12.3%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	10.9%	11.4%	10.9%	11.4%	11.3%
Tier 1 capital (to average assets)	10.0%	9.72%	10.0%	9.72%	10.2%
Tier 1 capital (to risk-weighted assets) (3)	11.5%	12.2%	11.5%	12.2%	12.3%
Total capital to (risk-weighted assets) (3)	13.4%	14.2%	13.4%	14.2%	14.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (3)	11.5%	12.2%	11.5%	12.2%	12.3%
(1)Book value per share equals our total common shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 46,881,896, 47,360,950 and 47,549,241 as of June 30, 2022, June 30, 2021 and December 31, 2021, respectively.
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
Adjusted Efficiency ratio (tax-equivalent basis)
The adjusted efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes certain gains (losses), Mortgage restructuring expenses, offering expenses, and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains or losses and changes. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

(In Thousands, Except Share Data and %)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$96,997	$92,960	$186,269	$187,658	$373,567
Less mortgage restructuring expenses	12,458	—	12,458	—	—
Less offering expenses	—	605	—	605	605
Less gain on lease terminations	—	(787)	—	(787)	(787)
Less certain charitable contributions	—	—	—	—	1,422
Adjusted noninterest expense	$84,539	$93,142	$173,811	$187,840	$372,327
Net interest income (tax-equivalent basis)	$102,926	$87,321	$191,858	$170,689	$350,456
Total noninterest income	33,214	49,300	74,606	116,030	228,255
Less (loss) gain on change in fair value on commercial loans held for sale	(2,010)	1,364	(2,184)	511	11,172
Less loss on swap cancellation	—	—	—	—	(1,510)
Less (loss) gain on sales or write-downs of other real estate owned	(26)	(23)	(524)	473	2,504
Less gain (loss) on other assets	18	(4)	82	(15)	323
Less (loss) gain from securities, net	(109)	144	(261)	227	324
Adjusted noninterest income	$35,341	$47,819	$77,493	$114,834	$215,442
Adjusted operating revenue	$138,267	$135,140	$269,351	$285,523	$565,898
Efficiency ratio (GAAP)	71.6%	68.4%	70.3%	65.8%	64.9%
Adjusted efficiency ratio (tax-equivalent basis)	61.1%	68.9%	64.5%	65.8%	65.8%

Tangible book value per common share and tangible common equity to tangible assets
Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by the Company's management to evaluate capital adequacy. Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the Company's capital position to other companies. The most directly comparable financial measure calculated in accordance with GAAP is book value per common share and our total common shareholders' equity to total assets.
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	As of June 30,		As of December 31,
(In Thousands, Except Share Data and %)	2022	2021	2021
Tangible Assets
Total assets	$12,193,862	$11,918,367	$12,597,686
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(14,515)	(19,592)	(16,953)
Tangible assets	$11,936,786	$11,656,214	$12,338,172
Tangible Common Equity
Total common shareholders' equity	$1,319,852	$1,371,721	$1,432,602
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(14,515)	(19,592)	(16,953)
Tangible common equity	$1,062,776	$1,109,568	$1,173,088
Common shares outstanding	46,881,896	47,360,950	47,549,241
Book value per common share	$28.15	$28.96	$30.13
Tangible book value per common share	$22.67	$23.43	$24.67
Total common shareholders' equity to total assets	10.8%	11.5%	11.4%
Tangible common equity to tangible assets	8.90%	9.52%	9.51%
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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In Thousands, Except %)	2022	2021	2022	2021	2021
Return on average tangible common equity
Total average common shareholders' equity	$1,352,701	$1,339,938	$1,384,269	$1,321,947	$1,361,637
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)	(242,561)	(242,561)
Average intangibles, net	(15,144)	(20,253)	(15,757)	(20,970)	(19,606)
Average tangible common equity	$1,094,996	$1,077,124	$1,125,951	$1,058,416	$1,099,470
Net income applicable to FB Financial Corporation	$19,345	$43,294	$54,581	$96,168	$190,285
Return on average common shareholders' equity	5.74%	13.0%	7.95%	14.7%	14.0%
Return on average tangible common equity	7.09%	16.1%	9.78%	18.3%	17.3%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia, and mortgage offices across the Southeast. As of June 30, 2022, our footprint included 81 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Recent developments
Mortgage restructuring
On May 10, 2022, we announced the restructuring of our Mortgage segment (referred to herein as "Mortgage restructuring"), including the exit from our direct-to-consumer channel, which is one of two delivery channels in the Mortgage segment. For the three months ended June 30, 2022 and 2021, our direct-to-consumer delivery channel comprised 13.7% and 51.5% of the Company's total interest rate lock volume and 37.4% and 54.9% of the Company's sales volume, respectively. For the six months ended June 30, 2022 and 2021, our direct-to-consumer delivery channel comprised 33.0% and 50.9% of the Company's total interest rate lock volume and 45.3% and 53.9% of the Company's sales volume, respectively. As a result of exiting this channel, we recorded restructuring expenses of $12.5 million during the three and six months ended June 30, 2022 and expect to complete the wind-down of the channel in the third quarter of 2022. The current repositioning of our Mortgage segment will not be reported as discontinued operations. We plan to continue originating and selling residential mortgage loans within our Mortgage segment through our traditional consumer-facing mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in our loan portfolio.
Overview of recent financial performance
Results of operations
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
Our net income decreased during the three months ended June 30, 2022 to $19.4 million, down from $43.3 million for the three months ended June 30, 2021. Diluted earnings per common share were $0.41 and $0.90 for the three months ended June 30, 2022 and 2021, respectively. Our net income represented a return on average assets, or ROAA, of 0.62% and 1.46% for the three months ended June 30, 2022 and 2021, respectively and a return on average shareholders’ equity, or ROAE, of 5.74% and 13.0% for the same periods. Our ratio of return on average tangible common equity, or ROATCE for the three months ended June 30, 2022 and 2021 was 7.09% and 16.1%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended June 30, 2022, our net interest income increased to $102.2 million compared with $86.6 million for the three months ended June 30, 2021. Our net interest margin, on a tax-equivalent basis, increased to 3.52% for the three months ended June 30, 2022, compared with 3.18% for the three months ended June 30, 2021. The increase was primarily driven by our loan growth, increased interest rates and a shift in balance sheet composition during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change in our balance sheet composition was illustrated by a decrease in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 14 basis points for the three months ended June 30, 2022. This compares to excess liquidity representing an estimated 37 basis points of negative impact to NIM during the three months ended June 30, 2021.

We experienced a decrease in noninterest income of $16.1 million to $33.2 million for the three months ended June 30, 2022, compared with $49.3 million for the same period in the prior year. The decrease of $12.9 million in mortgage banking income was the primary driver for the downward movement in noninterest income, which was a result of a 60.5% decrease in interest rate lock volume in addition to margin compression during the three months ended June 30, 2022 when compared with the three months ended June 30, 2021.
Noninterest expense increased to $97.0 million for the three months ended June 30, 2022, compared with $93.0 million for the three months ended June 30, 2021. The increase in noninterest expense reflects costs related to our Mortgage restructuring amounting to $12.5 million for the three months ended June 30, 2022 partially offset by decreases in salaries, commissions and employee benefit expenses due to a decrease in mortgage production volume.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Our net income decreased during the six months ended June 30, 2022 to $54.6 million from $96.2 million for the six months ended June 30, 2021. Diluted earnings per common share were $1.15 and $2.00 for the six months ended June 30, 2022 and 2021, respectively. Our net income represented a return on average assets of 0.88% and 1.66% for the six months ended June 30, 2022 and 2021, respectively, and a return on average equity of 7.95% and 14.7% for the same periods. Our ratio of return on average tangible common equity for the six months ended June 30, 2022 and 2021 were 9.78% and 18.3%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the six months ended June 30, 2022, our net interest income increased to $190.4 million compared with $169.1 million in the six months ended June 30, 2021. The increase was primarily driven by an increase in loan production volume and increased interest rates, offset primarily by decreased excess liquidity, which was reinvested in available-for-sale securities.
Our net interest margin, on a tax-equivalent basis, increased to 3.28% for the six months ended June 30, 2022 as compared to 3.18% for the six months ended June 30, 2021. In addition to an increase in average loans HFI of $1.00 billion for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, our NIM was also influenced by a reduction in excess liquidity carried on the balance sheet, which we estimate negatively impacted our NIM by approximately 22 basis points for the six months ended June 30, 2022 compared to 35 basis points for the six months ended June 30, 2021.
Noninterest income for the six months ended June 30, 2022 decreased by $41.4 million to $74.6 million, down from $116.0 million in the same period in the prior year. The decrease in noninterest income was primarily made up of a $38.7 million decrease in mortgage banking income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These results were impacted by lower interest rate lock volumes and compressing margins in our Mortgage segment during the six months ended June 30, 2022 compared with the six months ended June 30, 2021.
Noninterest expense decreased to $186.3 million for the six months ended June 30, 2022, compared with $187.7 million for the six months ended June 30, 2021. The decrease in noninterest expense is reflective of the $17.3 million decrease in salaries, commissions and employee-related costs in the Mortgage segment related to the reduction in mortgage production, which was partially offset by mortgage restructuring expenses incurred during the six months ended June 30, 2022 compared to the same period in the prior year.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased for the three months ended June 30, 2022 to $41.2 million, compared to $56.2 million for the three months ended June 30, 2021. These results were primarily driven by an increase in provisions for credit losses of $26.2 million to $12.3 million (including a provision for credit losses on unfunded commitments of $4.1 million) for the three months ended June 30, 2022 compared to a net reversal in provisions for credit losses of $13.8 million for the three months ended June 30, 2021, reflecting our growth in loans held for investment. Noninterest income decreased to $10.7 million in the three months ended June 30, 2022 as compared to $14.0 million in the three months ended June 30, 2021. The decrease in our noninterest income during the three months ended June 30, 2022 is partially attributable to a $2.0 million loss on the change in the fair value of our commercial loans held for sale which is a decrease of $3.4 million from the $1.4 gain recognized during the three months ended June 30, 2021.

Noninterest expense during the three months ended June 30, 2022 was $59.3 million, which remained relatively steady compared to $58.2 million of noninterest expense for three months ended June 30, 2021.
Income before taxes from the Banking segment decreased for the six months ended June 30, 2022 to $86.1 million, compared to $108.3 million for the six months ended June 30, 2021. Net interest income increased by $21.2 million to $190.4 million during the six months ended June 30, 2022 compared to $169.2 million during the six months ended June 30, 2021. Our provisions for credit losses on loans held for investment and unfunded loan commitments resulted in $8.1 million of provision expense during the six months ended June 30, 2022 compared to $27.7 million reversal of provision expense in the same period in the previous year. Noninterest income decreased to $22.7 million in the six months ended June 30, 2022 as compared to $25.4 million in the six months ended June 30, 2021. Similar to the discussion above, the change in the fair value of our commercial loans held for sale was one of the main drivers in the decrease in our noninterest income period-over-period. During the six months ended June 30, 2022, we recognized $2.2 loss on the change in the in the fair value of our commercial loans held for sale compared to a $0.5 million gain for the six months ended June 30, 2021. Noninterest expense was $118.9 million for six months ended June 30, 2022 which is a 4.37% increase compared to the same period in the previous year.
Mortgage
The Mortgage segment reported a pre-tax loss of $15.2 million for the three months ended June 30, 2022, compared to income of $0.5 million for the three months ended June 30, 2021. The loss includes $12.5 million in Mortgage restructuring expenses associated with the wind-down of our direct-to-consumer internet delivery channel incurred during the three months ended June 30, 2022. Noninterest income decreased by $12.8 million to $22.5 million for the three months ended June 30, 2022, compared with $35.3 million for the three months ended June 30, 2021, primarily related to a decrease in mortgage banking income and slowdown in production volume.
Noninterest expense for the three months ended June 30, 2022 and 2021 was $37.7 million and $34.8 million, respectively, and total noninterest expense excluding mortgage restructuring expenses for the three months ended June 30, 2022 was $25.2 million. This reflects a decrease in salaries, commissions and employee benefits due to a reduction in production volume is the result of lower volumes impacted by the rising interest rate environment and a decrease in refinancing activity.
Activity in our Mortgage segment resulted in a pre-tax net loss of $15.4 million for the six months ended June 30, 2022 as compared to income of $16.9 million for the six months ended June 30, 2021. There was a decrease in mortgage banking income of $38.7 million to $52.1 million during the six months ended June 30, 2022 compared to $90.8 million for the six months ended June 30, 2021. This was a result of a 45.1% decrease in interest rate lock volume during the six months ended June 30, 2022 compared with the same period in the prior year. Noninterest expense for the six months ended June 30, 2022 and 2021 was $67.4 million and $73.7 million, respectively, reflecting decreases in commissions and incentive costs associated with the decrease in production volume partially offset by mortgage restructuring expenses of $12.5 million during the current period compared with the same period in the previous year.
Further discussion on the components of mortgage banking income and additional details related to the Mortgage restructuring are included under the subheadings 'Noninterest income' and 'Noninterest expense', respectively, included within this management's discussion and analysis.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2022 and 2021.

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
During the three and six months ended June 30, 2022, the US Treasury yield curve inverted as long-term rates increased at a slower pace than short-term rates. This compares to the three and six months ended June 30, 2021, when the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant. The Federal Funds Target Rate range was 0% - 0.25% and 1.50% - 1.75% as of December 31, 2021 and June 30, 2022, respectively. Effective July 28, 2022, the Federal Reserve increased the target range for the federal funds rate to 2.25% to 2.50% and additional increases in the target range are anticipated to slow inflation.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
On a tax-equivalent basis, net interest income increased by $15.6 million to $102.9 million for the three months ended June 30, 2022 as compared to $87.3 million for the three months ended June 30, 2021. The increase in tax-equivalent net interest income for the three months ended June 30, 2022 was primarily driven by an increase in volume of loans held for investment combined with a decrease in our cost of funding, specifically our interest rate on money market deposits, which decreased to 0.20% for the three months ended June 30, 2022 compared to 0.38% for the three months ended June 30, 2021.
Interest income, on a tax-equivalent basis, was $111.0 million for the three months ended June 30, 2022, compared to $97.1 million for the three months ended June 30, 2021, an increase of $13.9 million. This increase was largely driven by growth in our loans HFI portfolio. Interest income on loans HFI, on a tax-equivalent basis, increased $13.3 million to $96.7 million for the three months ended June 30, 2022 from $83.4 million for the three months ended June 30, 2021 primarily due to an increase in average loans HFI of $1.24 billion. The increased volume attributed $14.4 million to the total increase in interest income from loans HFI.
The tax-equivalent yield on loans held for investment was 4.66% for the three months ended June 30, 2022, down 6 basis points from the three months ended June 30, 2021. The decrease in yield was primarily due to loans with higher contractual rates maturing and loans originated at lower interest rates. Contractual loan interest rates yielded 4.24% in the three months ended June 30, 2022 compared with 4.31% in the three months ended June 30, 2021. Excluding PPP loans, which have a 1.00% contractual loan yield, our contractual loan yield would have been 6 basis points higher for three months ended June 30, 2021. PPP loans did not impact our contractual loan yield for the three months ended June 30, 2022.
Our NIM, on a tax-equivalent basis, increased to 3.52% during the three months ended June 30, 2022 from 3.18% in the three months ended June 30, 2021, driven a change in balance sheet mix which is reflected in our average interest-bearing deposits with other financial institutions to average earning assets ratio which decreased to 9.23% for the three months ended June 30, 2022 compared to 14.7% for the three months ended June 30, 2021.

The components of our loan yield, a key driver to our NIM for the three months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,
	2022		2021
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans held for investment(1)(2)	$88,005	4.24%	$76,127	4.31%
Origination and other loan fee income(2)	6,927	0.33%	6,928	0.39%
Accretion (amortization) on purchased loans	64	—%	(226)	(0.01)%
Nonaccrual interest collections	546	0.03%	535	0.03%
Syndicated fee income	1,150	0.06%	—	—%
Total loans HFI yield	$96,692	4.66%	$83,364	4.72%
1.Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
2.Includes $0.3 million of loan contractual interest and $1.1 million of loan fees related to PPP loans for three months ended June 30, 2021. Amounts in the current period are not meaningful.
Origination and other loan fees including syndication fee income increased the NIM by 28 basis point for the three months ended June 30, 2022 compared to a 25 basis point increase for the three months ended June 30, 2021.
Interest expense was $8.0 million for the three months ended June 30, 2022, a decrease of $1.7 million as compared to the three months ended June 30, 2021. The primary driver was a decrease in interest expense on money market deposits of $1.4 million to $1.4 million for the three months ended June 30, 2022, compared to $2.8 million for the three months ended June 30, 2021 which was partially offset by an increase in interest expense on interest-bearing checking deposits of $0.6 for the same period. Further, during the first quarter of 2022, we entered into three designated fair value hedges to mitigate the effect of changing rates on various fixed rate liabilities, including certain money market deposits and subordinated debt. The fair value hedge on money market deposits lowered interest expense by $0.4 million during the three months ended June 30, 2022.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2022			2021
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(4)	$8,323,778	$96,692	4.66%	$7,085,300	$83,364	4.72%
Loans held for sale- mortgage(8)	215,779	2,350	4.37%	726,782	4,948	2.73%
Loans held for sale-commercial	56,460	718	5.10%	152,699	1,626	4.27%
Securities:(8)
Taxable	1,474,999	6,499	1.77%	976,170	3,844	1.58%
Tax-exempt(4)	307,719	2,492	3.25%	323,902	2,614	3.24%
Total Securities(4)	1,782,718	8,991	2.02%	1,300,072	6,458	1.99%
Federal funds sold and reverse repurchase agreements’	221,929	421	0.76%	106,257	41	0.15%
Interest-bearing deposits with other financial institutions	1,081,474	1,551	0.58%	1,614,106	494	0.12%
FHLB stock	34,536	246	2.86%	31,731	156	1.97%
Total interest earning assets(4)	11,716,674	110,969	3.80%	11,016,947	97,087	3.53%
Noninterest Earning Assets:
Cash and due from banks	91,230			134,501
Allowance for credit losses	(120,297)			(157,990)
Other assets(3)	739,872			906,992
Total noninterest earning assets	710,805			883,503
Total assets	$12,427,479			$11,900,450
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$3,415,135	$3,285	0.39%	$3,027,435	$2,689	0.36%
Money market(5)	2,842,026	1,416	0.20%	2,960,264	2,816	0.38%
Savings deposits	508,511	68	0.05%	411,711	57	0.06%
Customer time deposits(5)	1,129,668	1,798	0.64%	1,291,125	2,016	0.63%
Brokered and internet time deposits(5)	6,387	24	1.51%	39,860	341	3.43%
Time deposits	1,136,055	1,822	0.64%	1,330,985	2,357	0.71%
Total interest-bearing deposits	7,901,727	6,591	0.33%	7,730,395	7,919	0.41%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	27,233	12	0.18%	32,543	21	0.26%
Subordinated debt(6)	129,691	1,434	4.43%	149,155	1,819	4.89%
Other borrowings	1,480	6	1.63%	1,569	7	1.79%
Total other interest-bearing liabilities	158,404	1,452	3.68%	183,267	1,847	4.04%
Total Interest-bearing liabilities	8,060,131	8,043	0.40%	7,913,662	9,766	0.49%
Noninterest bearing liabilities:
Demand deposits	2,879,662			2,484,176
Other liabilities	134,892			162,581
Total noninterest-bearing liabilities	3,014,554			2,646,757
Total liabilities	11,074,685			10,560,419
FB Financial Corporation common shareholders' equity	1,352,701			1,339,938
Noncontrolling interest	93			93
Shareholders' equity	1,352,794			1,340,031
Total liabilities and shareholders' equity	$12,427,479			$11,900,450
Net interest income (tax-equivalent basis)		$102,926			$87,321
Interest rate spread (tax-equivalent basis)			3.40%			3.04%
Net interest margin (tax-equivalent basis)(7)			3.52%			3.18%
Cost of total deposits			0.25%			0.31%
Average interest-earning assets to average interesting-bearing liabilities			145.4%			139.2%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Syndicated loan fee income of $1.2 million and $0 million, origination and other loan fee income of $6.9 million and $6.9 million, net accretion (amortization) of $0.1 million and $(0.2) million, and nonaccrual interest collections of $0.5 million and $0.5 million are included in interest income in the three months ended June 30, 2022 and 2021, respectively.
(3)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million for both the three months ended June 30, 2022 and 2021.
(5)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $207 thousand and $625 thousand of interest rate premium accretion on customer time deposits and $11 thousand and $127 thousand of interest rate premium accretion on brokered and internet deposits for the three months ended June 30, 2022 and 2021, respectively.
(6)Includes $114 thousand of interest rate premium accretion on subordinated debt for the three months ended June 30, 2021. There was no such accretion for three months ended June 30, 2022.
(7)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
(8)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.

Six months ended June 30, 2022 compared to six months ended June 30, 2021
On a tax-equivalent basis, net interest income increased $21.2 million to $191.9 million for the six months ended June 30, 2022 as compared to $170.7 million for the six months ended June 30, 2021. The increase in tax-equivalent net interest income for the six months ended June 30, 2022 was primarily driven by an increase in the average volume of loans held for investment outstanding, coupled with a decrease in overall cost of deposits, which declined to 0.22% for the six months ended June 30, 2022, a 14 basis point reduction from the six months ended June 30, 2021.
Interest income, on a tax-equivalent basis, was $206.8 million for the six months ended June 30, 2022, compared to $192.7 million for the six months ended June 30, 2021, an increase of $14.1 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $12.8 million to $179.2 million for the six months ended June 30, 2022 from $166.4 million for the six months ended June 30, 2021. This is due to an increase in the average loans held for investment balance outstanding which increased to $8.04 billion for the six months ended June 30, 2022 compared to $7.04 billion for the six months ended June 30, 2021. The increase in average loan balance is due to the increased economic activity in our primary markets and combined with lower than expected payoffs during the period. The effect of the increase in the average loans held for investment balance outstanding was partially offset by a 28 basis point decrease in the average yield on loans HFI period-over-period to 4.49% for the six months ended June 30, 2022. The decrease in yield was primarily due to the addition of new loans which were originated in a lower interest rate environment while higher yielding loans were paid off and refinanced at lower rates. Contractual loan interest rates yielded 4.18% in the six months ended June 30, 2022 compared with 4.35% in the six months ended June 30, 2021. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 7 points higher for the six months ended June 30, 2021. PPP loans did not impact our contractual loan yield for the six months ended June 30, 2022.
Our yield on interest-earning assets decreased to 3.54% for the six months ended June 30, 2022 from 3.59% for the six months ended June 30, 2021 largely due to the decrease in the average yield on loans HFI period-over-period detailed above. The decrease was further amplified by a $345.4 million decrease in our average mortgage loans held for sale portfolio for the six months ended June 30, 2022 compared to the same balance for the six months ended June 30, 2021. This balance decreased due to lower mortgage origination volumes which resulted from an increasing interest rate environment, continued housing inventory shortages, and compressed margins.
Interest expense was $15.0 million for the six months ended June 30, 2022, a decrease of $7.0 million as compared to the six months ended June 30, 2021. The decrease was largely attributed to a reduction of interest rates on money market deposits. Interest expense on money market deposits decreased to $3.0 million for the six months ended June 30, 2022 from $6.4 million for the six months ended June 30, 2021. The average rate on money market deposits decreased 23 basis points from 0.44% for the six months ended June 30, 2021 to 0.21% for the six months ended June 30, 2022. Further, the decrease in interest expense during the period was attributable to $1.9 million decrease in interest expense on customer time deposits period-over-period. During the six months ended June 30, 2022, we entered into three designated fair value hedges to mitigate the effect of changing rates on various fixed rate liabilities, including certain money market deposits and subordinated debt. The fair value hedge on money market deposits lowered interest expense by $0.7 million during the six months ended June 30, 2022.
The average balance on our subordinated debt decreased to $129.6 million for the six months ended June 30, 2022 compared to $169.0 million for the six months ended June 30, 2021. As a result, interest expense on subordinated debt decreased to $2.9 million for the six months ended June 30, 2022 compared to $4.2 million for the six months ended June 30, 2021. The fair value hedge on subordinated debt lowered interest expense by $0.3 million during the six months ended June 30, 2022.

Overall, our NIM, on a tax-equivalent basis, increased to 3.28% for the six months ended June 30, 2022 from 3.18% for the six months ended June 30, 2021, driven by the change in balance sheet composition. Our average interest-earning assets to average interest-bearing liabilities increased to 143.9% for the six months ended June 30, 2022 from 138.7% for the six months ended June 30, 2021. The change in our balance sheet composition was further illustrated by an decrease in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 22 basis points for the six months ended June 30, 2022. This compares to excess liquidity representing 35 basis points of negative impact to our NIM during the six months ended June 30, 2021. Our NIM for the six months ended June 30, 2022 was negatively affected by 4 basis points from a $2.2 million in accelerated purchase accounting premium on purchased loans which was primarily driven by two purchased credit deteriorated loans with balances totaling $21.4 million paying off early.
The components of our loan yield, a key driver to our net interest margin for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022		2021
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans held for investment (1)(2)	$166,794	4.18%	$151,955	4.35%
Origination and other loan fee income (2)	11,909	0.30%	13,568	0.39%
Amortization on purchased loans	(2,288)	(0.06)%	(284)	(0.01)%
Nonaccrual interest collections	1,590	0.04%	1,192	0.04%
Syndicated loan fee income	1,150	0.03%	—	—%
Total loans HFI yield	$179,155	4.49%	$166,431	4.77%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
(2)Includes $0.7 million of loan contractual interest and $2.7 million of loan fee income related to PPP loans for the six months ended June 30, 2021, respectively. Amounts in the current year period are not significant.
Net amortization on purchased loans lowered the NIM by 4 basis points for the six months ended June 30, 2022. For the six months ended June 30, 2021, amortization on purchased loans lowered the NIM by 1 basis point. The increase in net amortization is due to the continued impact of purchase accounting resulting from our mergers, which can fluctuate based on volume of early pay-offs as discussed above. As a result of the Franklin merger, a $11.3 million premium was recorded on August 15, 2020 which is being amortized as a reduction to loan interest income. As of June 30, 2022 and December 31, 2021, the remaining net discount on all acquired loans amounted to $4.6 million and $2.3 million, respectively. Excluding PPP loans, our NIM would have been 6 basis points higher for the six months ended June 30, 2021. PPP loans did not impact our NIM for the six months ended June 30, 2022. In addition, our NIM was positively impacted by a decrease in our total cost of deposits of 14 basis points to 0.22% for the six months ended June 30, 2022 from 0.36% for the six months ended June 30, 2021.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2022			2021
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(4)	$8,044,722	$179,155	4.49%	$7,043,092	$166,431	4.77%
Loans held for sale-mortgage(8)	342,190	5,916	3.49%	687,635	9,238	2.71%
Loans held for sale-commercial	67,452	1,646	4.92%	175,135	3,783	4.36%
Securities:(8)
Taxable	1,428,342	11,919	1.68%	903,830	6,663	1.49%
Tax-exempt (4)	313,254	5,015	3.23%	329,074	5,260	3.22%
Total Securities (4)	1,741,596	16,934	1.96%	1,232,904	11,923	1.95%
Federal funds sold and reverse repurchase agreements	214,421	613	0.58%	119,959	61	0.10%
Interest-bearing deposits with other financial institutions	1,342,639	2,189	0.33%	1,521,162	915	0.12%
FHLB stock	33,719	393	2.35%	31,597	313	2.00%
Total interest earning assets (4)	11,786,739	206,846	3.54%	10,811,484	192,664	3.59%
Noninterest Earning Assets:
Cash and due from banks	92,318			153,523
Allowance for credit losses	(123,072)			(164,648)
Other assets (3)	777,475			900,592
Total noninterest earning assets	746,721			889,467
Total assets	$12,533,460			$11,700,951
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$3,487,046	$5,742	0.33%	$2,887,671	$5,707	0.40%
Money market deposits(7)	2,929,401	2,988	0.21%	2,939,177	6,431	0.44%
Savings deposits	498,285	132	0.05%	390,772	110	0.06%
Customer time deposits(7)	1,103,672	3,118	0.57%	1,332,868	5,052	0.76%
Brokered and internet time deposits(7)	11,200	73	1.31%	40,060	445	2.24%
Time deposits	1,114,872	3,191	0.58%	1,372,928	5,497	0.81%
Total interest bearing deposits	8,029,604	12,053	0.30%	7,590,548	17,745	0.47%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	28,637	26	0.18%	31,946	57	0.36%
Subordinated debt(6)	129,642	2,894	4.50%	168,965	4,160	4.96%
Other borrowings	1,491	15	2.03%	3,734	13	0.70%
Total other interest-bearing liabilities	159,770	2,935	3.70%	204,645	4,230	4.17%
Total interest-bearing liabilities	8,189,374	14,988	0.37%	7,795,193	21,975	0.57%
Noninterest bearing liabilities:
Demand deposits	2,823,685			2,416,869
Other liabilities	136,039			166,849
Total noninterest-bearing liabilities	2,959,724			2,583,718
Total liabilities	11,149,098			10,378,911
FB Financial Corporation common shareholders' equity	1,384,269			1,321,947
Noncontrolling interest	93			93
Shareholders' equity	1,384,362			1,322,040
Total liabilities and shareholders' equity	$12,533,460			$11,700,951
Net interest income (tax-equivalent basis)		$191,858			$170,689
Interest rate spread (tax-equivalent basis)			3.17%			3.02%
Net interest margin (tax-equivalent basis) (5)			3.28%			3.18%
Cost of total deposits			0.22%			0.36%
Average interest-earning assets to average interest-bearing liabilities			143.9%			138.7%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances. Syndication fee income $1.2 million and $0, origination and other loan fee income of $11.9 million and $13.6 million, net amortization of $2.3 million and $0.3 million, and nonaccrual interest collections of $1.6 million and $1.2 million are included in interest income for the six months ended June 30, 2022 and 2021, respectively.
(3)Includes investments in premises and equipment, OREO, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.
(4)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. For the six months ended June 30, 2022 and 2021, the net taxable-equivalent adjustment amounts included was $1.5 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
(6)Includes $0.4 million of accretion on subordinated debt fair value premium for the six months ended June 30, 2021. There was no such accretion for six months ended June 30, 2022.
(7)Includes $1.9 million and $1.9 million of interest rate premium accretion on money market deposits, $0.5 million and $1.4 million on customer time deposits and $0.1 million and $0.3 million on brokered and internet time deposits for the six months ended June 30, 2022 and 2021, respectively.
(8)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.

Rate/volume analysis
The tables below present the components of the changes in net interest income for the three and six months ended June 30, 2022 and 2021. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$14,387	$(1,059)	$13,328
Loans held for sale - residential	(5,565)	2,967	(2,598)
Loans held for sale - commercial	(1,224)	316	(908)
Securities available-for-sale and other securities:
Taxable	2,198	457	2,655
Tax Exempt(2)	(131)	9	(122)
Federal funds sold and reverse repurchase agreements	219	161	380
Time deposits in other financial institutions	(764)	1,821	1,057
FHLB stock	20	70	90
Total interest income(2)	9,140	4,742	13,882
Interest-bearing liabilities:
Interest-bearing checking	373	223	596
Money market(3)	(59)	(1,341)	(1,400)
Savings deposits	13	(2)	11
Customer time deposits(3)	(257)	39	(218)
Brokered and internet time deposits(3)	(126)	(191)	(317)
Securities sold under agreements to repurchase and federal funds purchased	(2)	(7)	(9)
Subordinated debt(4)	(215)	(170)	(385)
Other borrowings	—	(1)	(1)
Total interest expense	(273)	(1,450)	(1,723)
Change in net interest income(2)	$9,413	$6,192	$15,605
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Syndicated loan fee income of $1.2 million and $0 million, origination and other loan fee income of $6.9 million and $6.9 million, net accretion (amortization) of $0.1 million and $(0.2) million, and nonaccrual interest collections of $0.5 million and $0.5 million are included in interest income in the three months ended June 30, 2022 and 2021, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $207 thousand and $625 thousand of interest rate premium accretion on customer time deposits and $11 thousand and $127 thousand of interest rate premium accretion on brokered and internet deposits for the three months ended June 30, 2022 and 2021, respectively.
(4)Includes $114 thousand of interest rate premium accretion on subordinated debt for the three months ended June 30, 2021. There was no such accretion for three months ended June 30, 2022.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

	Six months ended June 30, 2022 compared to six months ended June 30, 2021 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$22,306	$(9,582)	$12,724
Loans held for sale - residential	(5,972)	2,650	(3,322)
Loans held for sale - commercial	(2,628)	491	(2,137)
Securities available-for-sale and other securities:
Taxable	4,377	879	5,256
Tax Exempt(2)	(253)	8	(245)
Federal funds sold and reverse repurchase agreements	270	282	552
Time deposits in other financial institutions	(291)	1,565	1,274
FHLB stock	25	55	80
Total interest income(2)	17,834	(3,652)	14,182
Interest-bearing liabilities:
Interest bearing checking	987	(952)	35
Money market deposits(4)	(10)	(3,433)	(3,443)
Savings deposits	28	(6)	22
Customer time deposits(4)	(648)	(1,286)	(1,934)
Brokered and internet time deposits(4)	(188)	(184)	(372)
Securities sold under agreements to repurchase and federal funds purchased	(3)	(28)	(31)
Subordinated debt(3)	(878)	(388)	(1,266)
Other borrowings	(23)	25	2
Total interest expense	(735)	(6,252)	(6,987)
Change in net interest income(2)	$18,569	$2,600	$21,169
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of ACL). Syndication fee income $1.2 million and $0, origination and other loan fee income of $11.9 million and $13.6 million, net amortization of $2.3 million and $0.3 million, and nonaccrual interest collections of $1.6 million and $1.2 million are included in interest income for the six months ended June 30, 2022 and 2021, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0.4 million of accretion on subordinated debt fair value premium for the six months ended June 30, 2021. There was no such accretion for six months ended June 30, 2022.
(4)Includes $1.9 million and $1.9 million of interest rate premium accretion on money market deposits, $0.5 million and $1.4 million on customer time deposits and $0.1 million and $0.3 million on brokered and internet time deposits for the six months ended June 30, 2022 and 2021, respectively.

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
Three months ended June 30, 2022 compared to three months ended June 30, 2021
We recognized a provision for credit losses on loans held for investment of $8.2 million as compared to a reversal of provision for credit losses of $12.9 million for the three months ended June 30, 2022 and 2021, respectively. The provision for the three months ended June 30, 2022 resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach. These evaluations weighed the impact of the current economic outlook, status of federal government stimulus programs, and geographical and demographic considerations, among other factors. We increased our required reserve due to projected slower GDP growth over the next two to three fiscal years, expected elevated unemployment levels, and expected Federal Reserve interest rate increases in the short term. These considerations were slightly offset as we removed the impact of COVID troubled industries from our calculation. See further discussion under the subheading "Allowance for credit losses."
We estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a provision expense on unfunded commitments of $4.1 million for the three months ended June 30, 2022 compared to a release in the provision for credit losses of $1.0 million for the three months ended June 30, 2021. The increase in provision expense on unfunded commitments period-over-period is due to a $141.9 million increase in our unfunded commitment balance during the three months ended June 30, 2022, and more specifically in our construction category, which inherently carry a higher risk and associated reserve than the bulk of our portfolio (see "Loan Portfolio" section below for further information about our commitment categories). This compares to a $64.5 million decrease in our unfunded commitments for the three months ended June 30, 2021. This shift in concentration in our unfunded commitments combined with the updated economic variables in our forward looking model compared to improving economic variables used for the three months ended June 30, 2021 are the primary drivers of the increase in the provision for credit losses on unfunded commitments during the three months ended June 30, 2022.
During the three months ended June 30, 2022, our available-for-sale debt securities portfolio unrealized value declined $66.6 million to an unrealized loss position of $167.5 million as of June 30, 2022 from an unrealized loss position of $100.9 million as of March 31, 2022. During the three months ended June 30, 2021, our available-for-sale debt securities portfolio unrealized value increased $3.1 million to an unrealized gain position of $22.3 million as of June 30, 2021 from an unrealized gain position of $19.2 million as of March 31, 2021. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and we historically have not recorded any losses associated with these investments. As such, as of June 30, 2022 and December 31, 2021, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended June 30, 2022 or 2021.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
We recognized a provision for credit losses on loans held for investment for the six months ended June 30, 2022 of $2.1 million. For the six months ended June 30, 2021, we recorded a release in the provision for credit losses on loans held for investment of $24.5 million. The current period provision resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach driven by an $1.00 billion increase in average loans held for investments outstanding period-over-period and the increased possibility of a future recession. In addition, there continues to be uncertainty surrounding the increasing inflation. Further, there continues to be a shortfall in the labor market, inflation has become elevated and interest rates are continuing to rise. Our customers are impacted by all these factors. The conflict between Russia and Ukraine has also led to uncertainty surrounding its potential impact and hardship on the U.S. economy. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses. These evaluations weighed the impact of the current economic outlook and geographical and demographic considerations, among other factors.

For the six months ended June 30, 2022, the Company recorded a provision for credit losses on unfunded commitments of $6.0 million compared to a release in provision of $3.2 million for the six months ended June 30, 2021. The increase in the provision for credit losses on unfunded commitments is primarily due to the increase in the total loan commitment balance and the macroeconomic factors discussed above. During the six months ended June 30, 2022, our unfunded commitment balance increased by $238.3 million compared to a decrease of $189.1 million for the six months ended June 30, 2021.
During the six months ended June 30, 2022, the unrealized value in our available-for-sale debt securities portfolio declined $172.2 million from an unrealized gain position of $4.7 million as of December 31, 2021. During the six months ended June 30, 2021, the Company's available-for-sale debt securities portfolio unrealized value declined $12.2 million from an unrealized gain position of $34.6 million as of December 31, 2020. Based on our evaluation of potential credit risk in the portfolio, no provision for credit losses on available-for-sale debt securities was required during the six months ended June 30, 2022 or 2021.
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
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Mortgage banking income	$22,559	$35,499	$52,090	$90,831
Service charges on deposit accounts	2,908	2,266	5,822	4,605
ATM and interchange fees	5,353	5,381	10,440	9,722
Investment services and trust income	2,275	2,999	4,407	5,007
(Loss) gain from securities, net	(109)	144	(261)	227
(Loss) gain on sales or write-downs of other real estate owned	(26)	(23)	(524)	473
Gain (loss) from other assets	18	(4)	82	(15)
Other income	236	3,038	2,550	5,180
Total noninterest income	$33,214	$49,300	$74,606	$116,030
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Noninterest income amounted to $33.2 million for the three months ended June 30, 2022, a decrease of $16.1 million, or 32.6%, as compared to $49.3 million for the three months ended June 30, 2021. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage servicing fees, which includes net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $22.6 million and $35.5 million for the three months ended June 30, 2022 and 2021, respectively.
During the three months ended June 30, 2022, the Bank’s mortgage operations had sales of $869.7 million which generated a sales margin of 2.43%. This compares to $1,681.5 million and 2.94% for the three months ended June 30, 2021. The industry benefited greatly from declining interest rates during the three months ended June 30, 2021, causing an increase in interest rate lock commitment volume, which slowed dramatically in the three months ended June 30, 2022 across the industry. Mortgage banking income from gains on sale and related fair value changes decreased to $15.7 million during the three months ended June 30, 2022 compared to $31.9 million for the three months ended June 30, 2021. Total interest rate lock volume decreased $1,073.7 million, or 60.5%, during the three months ended June 30, 2022 over the same period in the previous year.

Our mortgage business is directly impacted by the interest rate environment, increased regulations, consumer demand, economic conditions, and investor demand for mortgage production. Mortgage production, especially refinance activity, declines in rising interest rate environments. Our interest rate lock volume during three months ended June 30, 2022 was composed of 16.0% refinancing activity compared with 58.2% during the same period in the previous year. We continue to see margin compression and reduced volumes due to excess capacity in the industry, refinance fatigue and a shortage of housing inventory in our markets. Our interest rate lock volume can be materially and adversely impacted by rising interest rates and overcapacity in the market, and we expect to see further declines in interest rate lock volume and consequently, mortgage banking income in the current environment. Our direct-to-consumer channel is particularly dependent on the support of a strong refinance market and the current lack of demand and interest rate environment is unfavorable for future profitability in this delivery channel. As a result of poor performance and declining profitability projections, we announced on May 10, 2022 that we are exiting the direct-to-consumer internet delivery channel within our Mortgage segment. For the three months ended June 30, 2022 and 2021, direct-to-consumer comprised 13.7% and 51.5% of the Company's total interest rate lock volume and 37.4% and 54.9% of the Company's sales volume, respectively. As a result of exiting this channel, we incurred restructuring charges of $12.5 million during the three months ended June 30, 2022 and anticipate being fully exited in the third quarter of 2022. This realignment of our Mortgage segment will allow us to direct resources to our traditional consumer mortgage retail channel, which has historically yielded more predictable and consistent results. Additionally, we plan to retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in our loan portfolio. The exit of this channel is expected to provide regulatory capital relief resulting from MSRs and also produce lower interest rate lock volume and consequently, mortgage banking income going forward.
Income from mortgage servicing of $8.0 million and $6.8 million for three months ended June 30, 2022 and 2021, respectively, was partially offset by losses on changes in fair value of MSRs and related hedging activity of $1.2 million and $3.1 million in the three months ended June 30, 2022 and 2021, respectively.
The components of mortgage banking income for three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(in thousands)	2022	2021
Mortgage banking income:
Origination and sales of mortgage loans	$21,099	$49,435
Net change in fair value of loans held for sale and derivatives	(5,354)	(17,579)
Change in fair value on MSRs	(1,152)	(3,145)
Mortgage servicing income	7,966	6,788
Total mortgage banking income	$22,559	$35,499
Interest rate lock commitment volume by line of business:
Direct-to-consumer	$95,756	$914,163
Retail	605,114	860,370
Total	$700,870	$1,774,533
Interest rate lock commitment volume by purpose (%):
Purchase	84.0%	41.9%
Refinance	16.0%	58.2%
Mortgage sales	$869,688	$1,681,509
Mortgage sale margin	2.43%	2.94%
Closing volume	$725,755	$1,550,950
Outstanding principal balance of mortgage loans serviced	$11,160,382	$10,527,708
Other noninterest income for the three months ended June 30, 2022 decreased $2.8 million to $0.2 million compared with $3.0 million for the three months ended June 30, 2021. This includes a $2.0 million loss associated with our commercial loans held for sale portfolio for the three months ended June 30, 2022 compared with $1.4 million gain for the three months ended June 30, 2021.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Noninterest income amounted to $74.6 million for the six months ended June 30, 2022, a decrease of $41.4 million, or 35.7%, as compared to $116.0 million for the six months ended June 30, 2021. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income was $52.1 million and $90.8 million for the six months ended June 30, 2022 and 2021, respectively, representing a $38.7 million, or 42.7% decrease year-over-year.

During the six months ended June 30, 2022, our mortgage operations had sales of $2.15 billion which generated a gain on sales margin of 2.34%. This compares to $3.25 billion and 3.30% for the six months ended June 30, 2021. The decrease in gain on sales margin is a result of over-capacity in the industry and compressing margins. Sales of mortgage loans HFS continue to slow with the rise of interest rates and the housing inventory remaining low in many of our markets. Mortgage banking income from gains on sale and related fair value changes decreased to $37.6 million during the six months ended June 30, 2022 compared to $85.5 million for the six months ended June 30, 2021. Total interest rate lock volume decreased $1,653.6 million, or 45.1%, during the six months ended June 30, 2022 compared to the same period in the previous year. Market conditions during the six months ended June 30, 2022, including declining consumer demand for mortgages and increased interest rates have also shifted the mix of interest rate lock commitments by purpose to 34.0% refinance volume to compared with 62.4% during the same period in the previous year.
As previously discussed, during the second quarter of 2022, we began the process of winding down our direct-to-consumer internet delivery channel within our Mortgage segment. For the six months ended June 30, 2022 and 2021, direct-to-consumer comprised 33.0% and 50.9% of the Company's total interest rate lock volume and 45.3% and 53.9% of the Company's sales volume, respectively. As a result of exiting this channel, we incurred restructuring charges of $12.5 million during the six months ended June 30, 2022.
Income from mortgage servicing was $15.4 million and $13.7 million for six months ended June 30, 2022 and 2021, respectively, was partially offset by losses on changes in fair value of MSRs and related hedging activity of $0.9 million. This compares to a decline in fair value of MSRs and related hedging activity for six months ended June 30, 2021 amounting to $8.4 million.
The components of mortgage banking income for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Mortgage banking income
Origination and sales of mortgage loans	$50,496	$107,328
Net change in fair value of loans held for sale and derivatives	(12,902)	(21,808)
Change in fair value on MSRs	(899)	(8,408)
Mortgage servicing income	15,395	13,719
Total mortgage banking income	$52,090	$90,831
Interest rate lock commitment volume by line of business:
Direct-to-consumer	$663,848	$1,863,350
Retail	1,346,129	1,800,233
Total	$2,009,977	$3,663,583
Interest rate lock commitment volume by purpose (%):
Purchase	66.0%	37.6%
Refinance	34.0%	62.4%
Mortgage sales	$2,154,170	$3,253,579
Mortgage sale margin	2.34%	3.30%
Closing volume	$1,719,488	$3,308,882
Outstanding principal balance of mortgage loans serviced	$11,160,382	$10,527,708
ATM and interchange fees increased $0.7 million to $10.4 million during the six months ended June 30, 2022 as compared to $9.7 million for the six months ended June 30, 2021. This increase is attributable to our growth in deposits and increased volume of transactions. Though we have not yet experienced a decline, our interchange fee income is expected to decline beginning the second half of 2022 as a result of the Durbin amendment, which limits interchange fees banking institutions with asset sizes greater than $10 billion are permitted to charge.
Other income decreased $2.6 million to $2.6 million during the six months ended June 30, 2022 as compared to $5.2 million during the six months ended June 30, 2021. This decrease is primarily related to $2.2 million loss from change in fair value of commercial loans held for sale that were acquired through business combination.
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
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Salaries, commissions and employee benefits	$55,181	$62,367	$114,624	$126,938
Occupancy and equipment expense	5,853	5,356	11,256	11,205
Legal and professional fees	3,116	2,090	5,723	4,524
Data processing	2,404	2,542	4,885	4,861
Amortization of core deposit and other intangibles	1,194	1,394	2,438	2,834
Advertising	2,031	3,559	6,064	5,812
Mortgage restructuring expense	12,458	—	12,458	—
Other expense	14,760	15,652	28,821	31,484
Total noninterest expense	$96,997	$92,960	$186,269	$187,658
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Noninterest expense increased by $4.0 million during the three months ended June 30, 2022 to $97.0 million as compared to $93.0 million in the three months ended June 30, 2021. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 56.9% and 67.1% of total noninterest expense in the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, salaries and employee benefits expense decreased $7.2 million, or 11.5%, to $55.2 million as compared to $62.4 million for the three months ended June 30, 2021. This decrease was mainly driven by a decrease of $7.8 million in salaries and commissions in the Mortgage segment during the three months ended June 30, 2022 from the same period in 2021, reflective of the slowdown in production and restructuring during the current period.
Costs resulting from our equity compensation grants during the three months ended June 30, 2022 and 2021 amounted $3.0 million and $2.5 million, respectively.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended June 30, 2022, advertising expense decreased $1.5 million to $2.0 million as compared to $3.6 million in the three months ended June 30, 2021. This decrease is primarily attributable to decreased costs of lead generation in our Mortgage segment driven by the Mortgage restructuring and reduction in production.
Mortgage restructuring expenses of $12.5 million were reported during the three months ended June 30, 2022 related to the exit from our direct-to-consumer internet delivery channel. These expenses primarily include $10.0 million related to salaries, commissions and employee benefits expense, including the acceleration of vesting on restricted stock units. Other components of this expense includes $1.1 million related to software license and maintenance fees, $0.4 million impairment of our operating lease right-of-use assets, and $0.9 million loss on disposal of fixed assets.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Noninterest expense decreased by $1.4 million during the six months ended June 30, 2022 to $186.3 million as compared to $187.7 million in the six months ended June 30, 2021. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 61.5% and 67.6% of total noninterest expense in the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, salaries and employee benefits expense decreased $12.3 million, or 9.7%, to $114.6 million as compared to $126.9 million for the six months ended June 30, 2021. This decrease includes a $14.3 million decrease in incentive and commission compensation during the six months ended June 30, 2022, which was largely driven by the decrease in mortgage production volume and profitability during the period.

Mortgage restructuring expenses of $12.5 million were reported during the six months ended June 30, 2022 related to the exit from our direct-to-consumer internet delivery channel as discussed above.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $2.7 million during the six months ended June 30, 2022 to $28.8 million compared to $31.5 million during the six months ended June 30, 2021. The change includes a $1.2 million decrease in franchise tax expense, which reflects the impact of $1.4 million in Tennessee state tax credits. These credits have historically been reflected in the income tax expense line item and were required to be reported in our pre-tax results as the Company produced no taxable income during the six months ended June 30, 2022. During the six months ended June 30, 2021, we incurred $0.6 million in offering costs under our registration rights agreement from the secondary offering completed during the period. There were no such costs during the six months ended June 30, 2022.
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
Our efficiency ratio was 71.6% and 70.3% for the three and six months ended June 30, 2022, respectively, and 68.4% and 65.8% for the three and six months ended June 30, 2021, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 61.1% and 64.5% for the three and six months ended June 30, 2022, respectively, and 68.9% and 65.8% for the three and six months ended June 30, 2021, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $6.7 million and $13.4 million for the three months ended June 30, 2022 and 2021, respectively, and $16.0 million and $29.0 million for the six months ended June 30, 2022 and 2021, respectively. This represents effective tax rates of 25.8% and 23.7% for the three months ended June 30, 2022 and 2021, respectively, and 22.7% and 23.2% for the six months ended June 30, 2022 and 2021, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, increased our effective tax rate by 6.1% and 3.3% for the three months ended June 30, 2022 and 2021 and by 3.6% and 2.9% for the six months ended June 30, 2022 and 2021, respectively. This increase included the impact of the $1.4 million in Tennessee state tax credits moving to other noninterest expense during the three months ended June 30, 2022 versus in income tax expense in previous periods. We had a net operating loss carryforward generated as a result of a previous acquisition which amounted to $5.9 million and $6.5 million as of June 30, 2022 and December 31, 2021, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reducing income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, we believe the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. Our determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward expires on December 31, 2029.
During the six months ended June 30, 2022, we generated a state net operating loss carryforward of $3.2 million, which may have varying expiration periods. No such loss was generated during the three months ended June 30, 2022 or the three and six months ended June 30, 2021. We expect to generate sufficient taxable income to utilize the loss generated.
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

Financial condition
The following discussion of our financial condition compares balances as of June 30, 2022 and December 31, 2021.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	June 30,			December 31,
	2022				2021
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial (1)	$2,482,613	$1,479,424	17%	$2,060,028	$1,290,565	17%
Construction	3,097,486	1,575,331	18%	2,886,088	1,327,659	17%
Residential real estate:
1-to-4 family	1,458,401	1,457,452	17%	1,272,477	1,270,467	17%
Line of credit	1,021,721	425,485	5%	935,571	383,039	5%
Multi-family	403,712	391,970	5%	339,882	326,551	4%
Commercial real estate:
Owner-Occupied	1,103,796	1,053,872	12%	1,005,534	951,582	13%
Non-Owner Occupied	1,981,584	1,885,122	22%	1,839,990	1,730,165	23%
Consumer and other	404,030	355,681	4%	351,153	324,634	4%
Total loans	$11,953,343	$8,624,337	100%	$10,690,723	$7,604,662	100%
(1)Includes $1.3 million and $4.0 million of PPP loans outstanding as of June 30, 2022 and December 31, 2021, respectively.
Our loans HFI portfolio is our most significant earning asset, comprising 70.7% and 60.4% of our total assets as of June 30, 2022 and December 31, 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). At June 30, 2022 and December 31, 2021, loans held for investment included approximately $281.2 million and $263.9 million, respectively, related to purchased participated loans. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses. As of June 30, 2022 and December 31, 2021, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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

The table below shows concentration ratios for the Bank and Company as of June 30, 2022 and December 31, 2021.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
June 30, 2022
Construction	119.2%	116.8%
Commercial real estate	293.6%	287.7%
December 31, 2021
Construction	102.7%	99.8%
Commercial real estate	263.5%	256.0%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:

Commercial and industrial loans.
We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. This category also includes the loans we originated as part of the PPP, established by the Coronavirus Aid, Relief and Economic Security Act amounting to $1.3 million and $4.0 million as of June 30, 2022 and December 31, 2021, respectively. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending operations in the future.

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

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of June 30, 2022. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five years to fifteen years	Maturing after fifteen years	Total
As of June 30, 2022
Commercial and industrial	$600,243	$656,889	$221,435	$857	$1,479,424
Commercial real estate:
Owner occupied	117,694	523,398	370,285	42,495	1,053,872
Non-owner occupied	172,785	796,838	886,124	29,375	1,885,122
Residential real estate:
1-to-4 family	70,078	387,215	276,597	723,562	1,457,452
Line of credit	24,460	91,627	308,698	700	425,485
Multi-family	14,963	232,590	127,843	16,574	391,970
Construction	844,659	494,392	214,051	22,229	1,575,331
Consumer and other	38,903	84,543	59,505	172,730	355,681
Total ($)	$1,883,785	$3,267,492	$2,464,538	$1,008,522	$8,624,337
Total (%)	21.8%	37.9%	28.6%	11.7%	100.0%

For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company had $20.9 million and $21.5 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2022
Commercial and industrial	$451,804	$427,377	$879,181
Commercial real estate:
Owner occupied	705,645	230,533	936,178
Non-owner occupied	874,222	838,115	1,712,337
Residential real estate:
1-to-4 family	1,119,428	267,946	1,387,374
Line of credit	4,929	396,096	401,025
Multi-family	182,329	194,678	377,007
Construction	304,624	426,048	730,672
Consumer and other	302,760	14,018	316,778
Total ($)	$3,945,741	$2,794,811	$6,740,552
Total (%)	58.5%	41.5%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2022.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2022
One year or less	$554,228	$1,329,557	$1,883,785
One to five years	1,957,151	1,310,341	3,267,492
Five to fifteen years	1,226,970	1,237,568	2,464,538
Over fifteen years	761,620	246,902	1,008,522
Total ($)	$4,499,969	$4,124,368	$8,624,337
Total (%)	52.2%	47.8%	100.0%

Of the loans shown above with floating interest rates as of June 30, 2022, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$49,506	23.64	$10,681	23.38	$54,749	15.50	$1,846	21.84	$116,782	19.77
26-50 bps	52,148	49.51	23,339	48.72	54,108	39.27	9,672	44.00	139,267	45.01
51-75 bps	169,393	74.37	121,979	71.72	76,787	71.85	12,902	71.50	381,061	72.92
76-100 bps	92,552	98.11	161,553	96.18	169,638	97.15	5,963	98.13	429,706	97.01
101-125 bps	202,599	123.24	71,121	121.25	74,664	120.39	79,531	109.43	427,915	119.85
126-150 bps	272,416	149.26	179,760	148.25	148,004	148.39	16,063	149.45	616,243	148.76
151-200 bps	124,075	173.85	172,316	170.26	122,953	171.11	16,902	172.54	436,246	171.61
201-250 bps	2,149	236.65	12,099	224.82	90,352	224.01	12,506	229.02	117,106	224.86
251 bps and above	16,959	307.70	6,564	349.36	46,148	317.67	34,975	355.79	104,646	330.79
Total loans with current rates above floors	$981,797	120.55	$759,412	125.49	$837,403	133.58	$190,360	164.43	$2,768,972	128.86
Loans at interest rate floors providing support:
1-25 bps	$8,406	24.48	$22,468	11.80	$21,746	16.48	$7,111	18.42	$59,731	16.07
26-50 bps	4,839	45.20	34,290	50.00	4,167	38.60	1,021	50.00	44,317	48.40
51-75 bps	4,591	74.75	7,423	75.00	5,086	73.81	5,818	72.99	22,918	74.17
76-100 bps	—	—	7,726	98.72	1,303	88.31	141	77.00	9,170	96.90
101-125 bps	2,672	120.32	25,857	123.13	8,818	113.78	107	125.00	37,454	120.74
126-150 bps	15	150.00	8,502	146.58	9,604	133.80	—	—	18,121	139.81
151-200 bps	—	—	27,196	187.58	15,863	161.40	—	—	43,059	177.94
201-250 bps	1	240.00	—	—	3,964	215.06	—	—	3,965	215.06
Total loans at interest rate floors providing support	$20,524	53.19	$133,462	96.14	$70,551	95.12	$14,198	44.44	$238,735	89.07
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. As of June 30, 2022 and December 31, 2021, we had $55.5 million and $63.0 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.3 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.5 million both for the three months ended June 30, 2022 and 2021, and $1.6 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.
In addition to loans held for investment, nonperforming assets included commercial loans held for sale that were past due 90 days or more or not accruing interest. These nonperforming commercial loans held for sale represent a pool of previously acquired shared national credits and institutional healthcare loans that amounted to $1.5 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, other real estate owned included $3.0 million and $3.3 million, respectively, of excess land and facilities held for sale resulting from our prior acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $0.5 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback option provides the transferor a more-than-trivial benefit. At June 30, 2022 and December 31, 2021, there were $24.5 million and $94.6 million of delinquent GNMA loans that had previously been sold; however, we determined there not to be a more-than-trivial benefit of rebooking based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. As such, these were not recorded on our balance sheets as of June 30, 2022 or December 31, 2021.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	June 30,		December 31,
(dollars in thousands)	2022	2021	2021
Loan Type
Commercial and industrial	$3,469	$15,642	$1,583
Construction	2,675	5,790	4,340
Residential real estate:
1-to-4 family mortgage	15,997	13,096	13,956
Residential line of credit	1,505	1,237	1,736
Multi-family mortgage	375	53	49
Commercial real estate:
Owner occupied	7,123	8,074	6,710
Non-owner occupied	7,263	12,016	14,084
Consumer and other	5,713	3,619	4,845
Total nonperforming loans held for investment	$44,120	$59,527	$47,303
Loans held for sale	1,459	5,844	5,217
Other real estate owned	9,398	11,986	9,777
Other	527	816	686
Total nonperforming assets	$55,504	$78,173	$62,983
Total nonperforming loans held for investment as a percentage of total loans HFI	0.51%	0.83%	0.62%
Total nonperforming assets as a percentage of total assets	0.46%	0.66%	0.50%
Total nonaccrual loans HFI as a percentage of loans HFI	0.34%	0.70%	0.47%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.12%	0.08%	0.09%
Loans restructured as troubled debt restructurings	$17,054	$42,678	$32,435
Troubled debt restructurings as a percentage of total loans held for investment	0.20%	0.59%	0.43%
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of June 30, 2022 and December 31, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $28.5 million at June 30, 2022 as compared to $26.5 million at December 31, 2021.
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
The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Amount	% of Loans	ACL as a % of loans HFI category	Amount	% of Loans	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$10,191	17%	0.69%	$15,751	17%	1.22%
Construction	38,383	18%	2.44%	28,576	17%	2.15%
Residential real estate:
1-to-4 family mortgage	21,398	17%	1.47%	19,104	17%	1.50%
Residential line of credit	6,875	5%	1.62%	5,903	5%	1.54%
Multi-family mortgage	6,503	5%	1.66%	6,976	4%	2.14%
Commercial real estate:
Owner occupied	7,329	12%	0.70%	12,593	13%	1.32%
Non-owner occupied	22,536	22%	1.20%	25,768	23%	1.49%
Consumer and other	13,057	4%	3.67%	10,888	4%	3.35%
Total allowance	$126,272	100%	1.46%	$125,559	100%	1.65%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2022	2021	2022	2021	2021
Allowance for credit losses at beginning of period	$120,049	$157,954	$125,559	$170,389	$170,389
Charge-offs:
Commercial and industrial	(1,751)	(360)	(1,755)	(637)	(4,036)
Construction	—	—	—	(29)	(30)
Residential real estate:
1-to-4 family mortgage	(23)	(16)	(23)	(149)	(154)
Residential line of credit	—	(3)	—	(18)	(18)
Multi-family mortgage	—	—	—	—	(1)
Commercial real estate:
Non-owner occupied	—	—	—	—	(1,566)
Consumer and other	(614)	(480)	(1,189)	(1,196)	(2,063)
Total charge-offs	$(2,388)	$(859)	$(2,967)	$(2,029)	$(7,868)
Recoveries:
Commercial and industrial	$26	$87	$984	$216	$861
Construction	11	—	11	—	3
Residential real estate:
1-to-4 family mortgage	14	41	26	65	125
Residential line of credit	16	9	17	15	115
Commercial real estate:
Owner occupied	15	126	25	139	156
Consumer and other	348	190	565	385	773
Total recoveries	$430	$453	$1,628	$820	$2,033
Net charge-offs	(1,958)	(406)	(1,339)	(1,209)	(5,835)
Provision for credit losses	8,181	(12,885)	2,052	(24,517)	(38,995)
Allowance for credit losses at the end of period	$126,272	$144,663	$126,272	$144,663	$125,559
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.09)%	(0.02)%	(0.03)%	(0.03)%	(0.08)%
Allowance for credit losses as a percentage of loans at end of period(1)	1.46%	2.01%	1.46%	2.01%	1.65%
Allowance for credit losses as a percentage of nonaccrual loans HFI(1)	427.5%	286.9%	427.5%	286.9%	353.0%
Allowance for credit losses as a percentage of nonperforming loans at end of period(1)	286.2%	243.0%	286.2%	243.0%	265.4%
(1) Excludes reserve for credit losses on unfunded commitments of $20.4 million, $13.2 million and $14.4 million recorded in accrued expenses and other liabilities at June 30, 2022, June 30, 2021, and December 31, 2021, respectively.

The following tables details our provision for credit losses and net charge-offs to average loans outstanding by loan category during the periods indicated:

	Provision for credit losses(1)	Net charge-offs	Average loans held for investment	Ratio of annualized net recoveries (charge-offs) to average loans
(dollars in thousands)
Three months ended June 30, 2022
Commercial and industrial	$(783)	$(1,725)	$1,430,769	(0.48)%
Construction	6,590	11	1,510,077	—%
Residential real estate:
1-to-4 family mortgage	383	(9)	1,403,214	—%
Residential line of credit	314	16	413,126	0.02%
Multi-family mortgage	105	—	405,324	—%
Commercial real estate::
Owner occupied	(1,102)	15	1,032,523	0.01%
Non-owner occupied	1,246	—	1,795,905	—%
Consumer and other	1,428	(266)	332,840	(0.32)%
Total	$8,181	$(1,958)	$8,323,778	(0.09)%
Three months ended June 30, 2021
Commercial and industrial	$(579)	$(273)	$1,278,142	(0.09)%
Construction	(5,784)	—	1,133,436	—%
Residential real estate:
1-to-4 family mortgage	75	25	1,095,914	0.01%
Residential line of credit	(2,558)	6	393,828	0.01%
Multi-family mortgage	1,818	—	304,890	—%
Commercial real estate::
Owner occupied	972	126	921,496	0.05%
Non-owner occupied	(7,323)	—	1,649,955	—%
Consumer and other	494	(290)	307,639	(0.38)%
Total	$(12,885)	$(406)	$7,085,300	(0.02)%
Six months ended June 30, 2022
Commercial and industrial	$(4,789)	$(771)	$1,383,591	(0.11)%
Construction	9,796	11	1,446,157	—%
Residential real estate:
1-to-4 family mortgage	2,291	3	1,354,941	—%
Residential line of credit	955	17	399,707	0.01%
Multi-family mortgage	(473)	—	382,753	—%
Commercial real estate::
Owner occupied	(5,289)	25	1,004,676	0.01%
Non-owner occupied	(3,232)	—	1,747,587	—%
Consumer and other	2,793	(624)	325,310	(0.39)%
Total	$2,052	$(1,339)	$8,044,722	(0.03)%
Six months ended June 30, 2021
Commercial and industrial	$(536)	$(421)	$1,289,988	(0.07)%
Construction	(25,610)	(29)	1,109,972	(0.01)%
Residential real estate:
1-to-4 family mortgage	536	(84)	1,093,481	(0.02)%
Residential line of credit	(3,815)	(3)	395,809	—%
Multi-family mortgage	6,301	—	275,551	—%
Commercial real estate::
Owner occupied	(281)	139	903,841	0.03%
Non-owner occupied	(1,291)	—	1,669,467	—%
Consumer and other	179	(811)	304,983	(0.54)%
Total	$(24,517)	$(1,209)	$7,043,092	(0.03)%
(1) Excludes provision for credit losses on unfunded commitments of $4.1 million and $(1.0) million recorded for the three months ended June 30, 2022 and 2021, respectively, and $6.0 million and $(3.2) million for the six months ended June 30, 2022 and 2021, respectively.

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
1) Excludes reversal of provision for credit losses on unfunded commitments of $2.0 million recorded for the year ended December 31, 2021, respectively.
The allowance for credit losses was $126.3 million and $125.6 million and represented 1.46% and 1.65% of loans held for investment as of June 30, 2022 and December 31, 2021, respectively.
The primary reason for the increase in the allowance for credit losses is due to loan growth and a tightening monetary policy environment during the three and six months ended June 30, 2022. Specifically, we performed qualitative evaluations within our established qualitative framework, weighting the impact of the current economic outlook (including inflation, employment, global conflicts and supply chain concerns), status of federal government stimulus programs, and other considerations. Further, we increased our required reserve due to projected slower GDP growth over the next two to three fiscal years; expected elevated unemployment levels; and due to expected Federal Reserve interest rate increases in the short term. The qualitative evaluations above include weighted projections that the economy may be nearing a recession. We considered the conflict between Russia and Ukraine which has also led to uncertainty surrounding its potential impact and hardship on the U.S. economy. These considerations were slightly offset as the Company removed the impact of COVID troubled industries from its calculation during the three and six months ended June 30, 2022.
We experienced an improvement in credit quality indicators including lower nonaccrual loans and lower total nonperforming assets compared to December 31, 2021. Our total nonperforming loans as a percentage of loans held for investment as of June 30, 2022 was 0.51% compared to 0.62% as of December 31, 2021.
We also maintain an allowance for credit losses on unfunded commitments, which increased to $20.4 million as of June 30, 2022 from $14.4 million as of December 31, 2021 due to an increase in unfunded loan commitment balances, particularly in our construction pipeline, and due to the economic outlook noted above.
Loans held for sale
Commercial loans held for sale
The Company's loans held for sale includes a previously acquired portfolio of commercial loans, including shared national credits and institutional healthcare loans that the Company has elected to account for as held for sale. The loans had a fair value of $37.8 million as of June 30, 2022 compared to $79.3 million as of December 31, 2021. The change is attributable to loans within the portfolio being paid off through external refinancing and pay-downs and was partially offset by loan fundings on pre-existing loan commitments.
This decrease also includes losses recognized on the change in fair value of the portfolio which is included in 'other noninterest income' on the consolidated statement of income of $2.0 million and $2.2 million for the three and six months ended June 30, 2022, respectively, compared to gains of $1.4 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

Mortgage loans held for sale
Mortgage loans held for sale were $222.4 million at June 30, 2022 compared to $672.9 million at December 31, 2021. Interest rate lock volume for the three months ended June 30, 2022 and 2021 totaled $0.70 billion and $1.77 billion, respectively, and $2.01 billion and $3.66 billion for the six months ended June 30, 2022 and 2021, respectively. Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. The decrease in interest rate lock volume during the three and six months ended June 30, 2022 reflects the slow down experienced across the industry compared with the three and six months ended June 30, 2021, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. Interest rate lock commitments in the pipeline were $292.7 million as of June 30, 2022 compared with $487.4 million as of December 31, 2021. We expect to experience declines in mortgage loans held for sale through the remainder of 2022 associated with our exit from our direct-to-consumer channel, which was announced during the second quarter of 2022.
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
Total deposits were $10.54 billion and $10.84 billion as of June 30, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits at June 30, 2022 and December 31, 2021 were $2.90 billion and $2.74 billion, respectively, while interest-bearing deposits were $7.64 billion and $8.10 billion at June 30, 2022 and December 31, 2021, respectively. This deposit decrease is primarily due a decrease in money market deposits outstanding of $451.2 million from December 31, 2021. This was offset by increases in customer time and saving deposits of $68.3 million and $35.7 million, respectively, in each case as of June 30, 2022 compared to balances as of December 31, 2021. This change in deposit composition is a result of our balance sheet management and focus on replacing time deposits with less costly funding sources. This strategy lowered the cost of our deposits for the six months ended June 30, 2022 to 0.22% compared to 0.36% for the six months ended June 30, 2021. Also, during the six months ended June 30, 2022, the Company entered into two designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of June 30, 2022 was $6.1 million.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Cenlar, transfers to the Bank which totaled $133.2 million and $127.6 million at June 30, 2022 and December 31, 2021, respectively. Additionally, our deposits from municipal and governmental entities (i.e. "public deposits") totaled $2.34 billion at June 30, 2022, compared to $2.29 billion at December 31, 2021.
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

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of June 30,			As of December 31,
	2022			2021
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,895,520	27%	—%	$2,740,214	26%	—%
Interest-bearing demand	3,338,561	32%	0.33%	3,418,666	32%	0.35%
Money market	2,615,192	25%	0.21%	3,066,347	28%	0.36%
Savings deposits	516,271	5%	0.05%	480,589	4%	0.06%
Customer time deposits	1,171,941	11%	0.57%	1,103,594	10%	0.67%
Brokered and internet time deposits	5,817	—%	1.31%	27,487	—%	1.69%
Total deposits	$10,543,302	100%	0.22%	$10,836,897	100%	0.30%

Total Uninsured Deposits	$5,572,038	53%		$4,877,819	45%

Customer Time Deposits
0.00-0.50%	$762,313	65%		$792,020	72%
0.51-1.00%	60,776	5%		97,644	9%
1.01-1.50%	22,292	2%		78,539	7%
1.51-2.00%	212,111	18%		36,090	3%
2.01-2.50%	28,278	2%		44,653	4%
Above 2.50%	86,171	8%		54,648	5%
Total customer time deposits	$1,171,941	100%		$1,103,594	100%
Brokered and Internet Time Deposits
0.00-0.50%	$99	2%		$99	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	247	4%		595	2%
1.51-2.00%	757	13%		16,358	60%
2.01-2.50%	4,215	72%		4,464	16%
Above 2.50%	499	9%		5,971	22%
Total brokered and internet time deposits	$5,817	100%		$27,487	100%
Total time deposits	$1,177,758			$1,131,081
Other earning assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in low interest rate environments. Additionally, we believe it positions us more favorably for a rising interest rate environment. Securities purchased under agreements to resell totaled $195.6 million and $74.2 million at June 30, 2022 and December 31, 2021, respectively.
Investment portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various lines of credit and other borrowings. The investment objectives guide the portfolio allocation among securities types, maturities, and other attributes.
The fair value of our available-for-sale debt securities portfolio was $1.62 billion and $1.68 billion as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $3.1 million and $3.4 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds.
During the three months ended June 30, 2022 and 2021, we purchased $73.1 million and $223.5 million in investment securities, respectively. During the six months ended June 30, 2022 and 2021, we purchased $243.2 million and $354.8 million in investment securities, respectively. During the three and six months ended June 30, 2022, we sold $1.2 million in investment securities. There were no sales of securities sold during the three and six months ended June 30, 2021. During the three months ended June 30, 2022 and 2021, maturities and calls of securities totaled $65.3 million and $86.9 million, respectively. During the six months ended June 30, 2022 and 2021, maturities and calls of securities totaled $126.3 million and $147.9 million, respectively.
Included in the fair value of available-for-sale debt securities were net unrealized losses of $167.5 million at June 30, 2022 compared net unrealized gains of $4.7 million at December 31, 2021. Our available-for-sale debt securities portfolio incurred unrealized losses during the period due to a rising interest rate environment, but we believe we are well positioned to mitigate the impact of future rate increases due to the low duration of our portfolio. During the three months ended June 30, 2022 and 2021, the change in the fair value of equity securities resulted in a net loss of $ 110 thousand and a net gain of $136 thousand, respectively. During the six months ended June 30, 2022 and 2021, the change in the fair value of equity securities resulted in a net loss of $264 thousand and a net gain of $212 thousand, respectively.
The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	As of June 30,			As of December 31,
	2022			2021
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$—	—%	—%	$—	—%	—%
Maturing in one to five years	109,793	6.8%	2.10%	14,908	0.9%	1.24%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	109,793	6.8%	2.10%	14,908	0.9%	1.24%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	21,904	1.3%	1.58%	20,141	1.2%	1.33%
Maturing in five to ten years	19,157	1.2%	1.54%	13,729	0.8%	1.40%
Maturing after ten years	998	0.1%	0.64%	—	—%	—%
Total government agency securities	42,059	2.6%	1.54%	33,870	2.0%	1.36%
Municipal securities:
Maturing within one year	3,077	0.2%	2.14%	21,884	1.3%	1.26%
Maturing in one to five years	20,271	1.3%	2.24%	19,903	1.2%	2.05%
Maturing in five to ten years	29,556	1.8%	3.50%	27,086	1.6%	3.38%
Maturing after ten years	220,260	13.6%	3.11%	269,737	16.1%	3.14%
Total obligations of state and municipal subdivisions	273,164	16.9%	3.08%	338,610	20.2%	2.97%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	3,912	0.2%	2.72%	4,041	0.2%	2.55%
Maturing in five to ten years	23,833	1.5%	2.66%	17,368	1.0%	2.28%
Maturing after ten years	1,157,855	71.6%	1.85%	1,263,213	75.3%	1.51%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	1,185,600	73.3%	1.87%	1,284,622	76.5%	1.53%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	371	—%	5.00%	355	—%	5.06%
Maturing in five to ten years	7,254	0.4%	3.87%	6,160	0.4%	4.05%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	7,625	0.4%	3.94%	6,515	0.4%	4.13%
Total available-for-sale debt securities	$1,618,241	100.0%	2.09%	$1,678,525	100.0%	1.83%
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
Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $31.7 million and $40.7 million at June 30, 2022 and December 31, 2021, respectively.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of June 30, 2022 and December 31, 2021, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (5.35% and 3.37% at June 30, 2022 and December 31, 2021, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (5.50% and 3.47% at June 30, 2022 and December 31, 2021, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option. The Company classified both debentures as additional Tier 1 capital as of June 30, 2022 and December 31, 2021.
We also have $100.0 million of ten year fixed-to-floating rate subordinated notes scheduled to mature on September 1, 2030. This subordinated note pays interest semi-annually in arrears based on a 4.5% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. During the first quarter of 2022, the Company entered into a designated fair value hedge to mitigate our interest rate exposure associated with these notes. The estimated fair value of the hedge included in borrowings on the consolidated balance sheet as of June 30, 2022 was $2.5 million. The Company classified the subordinated notes issuance, net of the impact of the designated fair value hedge and unamortized issuance costs, as Tier 2 capital as of June 30, 2022, and net of unamortized issuance costs as of December 31, 2021.
Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.4 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively. See Note 5, "Leases" within the Notes to our consolidated financial statements for additional information regarding our finance lease.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of June 30, 2022 and December 31, 2021, securities with a carrying value of $1.31 billion and $1.23 billion, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, reverse repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding overnight cash management advances or other advances with the FHLB as of June 30, 2022 or December 31, 2021. There was $1.16 billion and $1.23 billion as of June 30, 2022 and December 31, 2021, respectively available to borrow against.
We also maintain lines of credit with other commercial banks totaling $315.0 million and $325.0 million as of June 30, 2022 and December 31, 2021, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against these lines as of June 30, 2022 or December 31, 2021. We also had an additional $50.0 million available through the promontory network as of both June 30, 2022 and December 31, 2021.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of June 30, 2022 and December 31, 2021, $105.4 million and $170.8 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2022, there were $17.3 million and $34.5 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and six months ended June 30, 2021, there were $35.0 million and $110.0 million, respectively, in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to June 30, 2022, the board approved a dividend from the Bank to the holding company to be paid in the third quarter for $7.3 million that also did not require approval from the TDFI.

During the three and six months ended June 30, 2022, the Company declared and paid shareholder dividends of $0.13 per share, or $6.2 million and $0.26 per share, or $12.4 million, respectively. During the three and six months ended June 30, 2021, the Company declared and paid dividends of $0.11 per share, or $5.3 million and $0.22 per share, or $10.6 million, respectively. Subsequent to June 30, 2022, the Company declared a quarterly dividend in the amount of $0.13 per share, payable on August 22, 2022, to stockholders of record as of August 8, 2022.
Shareholders’ equity and capital management
Our total shareholders’ equity was $1.32 billion at June 30, 2022 and $1.43 billion at December 31, 2021. Book value per share was $28.15 at June 30, 2022 and $30.13 at December 31, 2021, respectively. The decrease in shareholders’ equity, during the first half of 2022, was primarily attributable to a decrease in accumulated other comprehensive income related to unrealized losses on our available-for-sale securities portfolio. Additionally, our capital was impacted by retained net income, dividends paid, and $32.7 million in common stock repurchases during the six months ended June 30, 2022.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of June 30, 2022 and December 31, 2021, we met all capital adequacy requirements for which we are subject. See additional discussion regarding our capital adequacy and ratios at within Note 12, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
	Net interest income (1)
	Year 1		Year 2
Change in interest rates	June 30,	December 31,	June 30,	December 31,
(in basis points)	2022	2021	2022	2021
+400	19.4%	40.9%	29.3%	54.8%
+300	14.4%	30.2%	21.8%	40.8%
+200	10.7%	20.9%	15.7%	28.3%
+100	6.08%	10.8%	8.66%	14.7%
-100	(6.29)%	(6.32)%	(9.19)%	(10.2)%
-200	(14.1)%	(8.73)%	(21.2)%	(13.5)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	June 30,	December 31,
(in basis points)	2022	2021
+400	(10.6)%	5.30%
+300	(7.21)%	5.67%
+200	(3.58)%	5.72%
+100	(1.01)%	3.90%
-100	(0.34)%	(8.13)%
-200	(3.61)%	(21.4)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2022 and December 31, 2021 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2022:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
April 1 - April 30, 2022	337,120	$41.18	337,120	$86,107,381
May 1 - May 31, 2022	231,097	39.7	231,097	76,925,788
June 1 - June 30, 2022	81,783	42.58	81,783	73,440,676
Total	650,000	$40.83	650,000	73,440,676
(1) On March 14, 2022, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The purchase authorizations granted under the new repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2024, whichever date occurs earlier. The new repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
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

FB Financial Corporation

/s/ Michael M. Mettee
August 8, 2022	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Keith Rainwater
August 8, 2022	Keith Rainwater Chief Accounting Officer (Principal Accounting Officer)