Form 10-Q
period 2022-09-30
FB Financial Corp
filed 2022-11-07
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of November 3, 2022 was 46,929,958.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this "Report"), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements (Unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	GAAP	U.S. generally accepted accounting principles
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset Liability Management Committee	IRLC	Interest rate lock commitment
ASC	Accounting Standard Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standard Update	MSR	Mortgage servicing rights
CARES	Coronavirus Aid, Relief, and Economic Security Act	NIM	Net interest margin
CECL	Current expected credit losses	OREO	Other real estate owned
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	PSU	Performance-based restricted stock units
COVID-19	Coronavirus pandemic	ROAA	Return on average total assets
CPR	Conditional prepayment rate	ROAE	Return on average shareholders' equity
EPS	Earnings per share	ROATCE	Return on average tangible common equity
ESPP	Employee Stock Purchase Plan	ROU	Right-of-use
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	U.S. Securities and Exchange Commission
Federal Reserve	Board of Governors of the Federal Reserve System	SOFR	Secured overnight financing rate
FHLB	Federal Home Loan Bank	TDFI	Tennessee Department of Financial Institutions
FHLMC	Federal Home Loan Mortgage Corporation	TDR	Troubled debt restructuring
FNMA	Federal National Mortgage Association

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	September 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
Cash and due from banks	$193,301	$91,333
Federal funds sold and reverse repurchase agreements	115,140	128,087
Interest-bearing deposits in financial institutions	309,849	1,578,320
Cash and cash equivalents	618,290	1,797,740
Investments:
Available-for-sale debt securities, at fair value	1,482,171	1,678,525
Equity securities, at fair value	2,962	3,367
Federal Home Loan Bank stock, at cost	58,587	32,217
Loans held for sale, at fair value	130,733	752,223
Loans	9,105,016	7,604,662
Less: allowance for credit losses	134,476	125,559
Net loans	8,970,540	7,479,103
Premises and equipment, net	143,277	143,739
Other real estate owned, net	5,919	9,777
Operating lease right-of-use assets	61,444	41,686
Interest receivable	39,034	38,528
Mortgage servicing rights, at fair value	171,427	115,512
Goodwill	242,561	242,561
Core deposit and other intangibles, net	13,407	16,953
Bank-owned life insurance	74,976	73,519
Other assets	242,754	172,236
Total assets	$12,258,082	$12,597,686
LIABILITIES
Deposits
Noninterest-bearing	$2,966,514	$2,740,214
Interest-bearing checking	2,648,161	3,418,666
Money market and savings	3,228,337	3,546,936
Customer time deposits	1,160,726	1,103,594
Brokered and internet time deposits	2,344	27,487
Total deposits	10,006,082	10,836,897
Borrowings	722,940	171,778
Operating lease liabilities	70,610	46,367
Accrued expenses and other liabilities	177,196	109,949
Total liabilities	10,976,828	11,164,991

SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,926,377 and 47,549,241 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	46,926	47,549
Additional paid-in capital	867,139	892,529
Retained earnings	554,536	486,666
Accumulated other comprehensive (loss) income, net	(187,440)	5,858
Total FB Financial Corporation common shareholders' equity	1,281,161	1,432,602
Noncontrolling interest	93	93
Total equity	1,281,254	1,432,695
Total liabilities and shareholders' equity	$12,258,082	$12,597,686
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands except share and per share amounts)

5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$116,664	$89,993	$303,183	$269,266
Interest on securities
Taxable	6,843	3,989	18,762	10,652
Tax-exempt	1,818	1,883	5,526	5,772
Other	3,158	800	6,353	2,089
Total interest income	128,483	96,665	333,824	287,779

Interest expense:
Deposits	13,133	6,596	25,186	24,341
Borrowings	3,966	1,593	6,901	5,823
Total interest expense	17,099	8,189	32,087	30,164
Net interest income	111,384	88,476	301,737	257,615
Provision for credit losses	8,189	(2,832)	10,241	(27,349)
Provision for credit losses on unfunded commitments	3,178	301	9,197	(2,875)
Net interest income after provisions for credit losses	100,017	91,007	282,299	287,839

Noninterest income:
Mortgage banking income	12,384	45,384	64,474	136,215
Service charges on deposit accounts	3,208	2,612	9,030	7,217
ATM and interchange fees	2,614	4,868	13,054	14,590
Investment services and trust income	2,227	2,511	6,634	7,518
(Loss) gain from securities, net	(140)	51	(401)	278
Gain (loss) on sales or write-downs of other real estate owned	435	2,005	(89)	2,478
(Loss) gain from other assets	(6)	177	76	162
Other income	1,870	1,398	4,420	6,578
Total noninterest income	22,592	59,006	97,198	175,036

Noninterest expenses:
Salaries, commissions and employee benefits	51,028	62,818	165,652	189,756
Occupancy and equipment expense	6,011	5,979	17,267	17,184
Legal and professional fees	4,448	2,177	10,171	6,701
Data processing	2,334	2,595	7,219	7,456
Amortization of core deposit and other intangibles	1,108	1,344	3,546	4,178
Advertising	2,050	4,200	8,114	10,012
Mortgage restructuring expense	—	—	12,458	—
Other expense	14,868	15,894	43,689	47,378
Total noninterest expense	81,847	95,007	268,116	282,665
Income before income taxes	40,762	55,006	111,381	180,210
Income tax expense	8,931	9,716	24,961	38,744
Net income applicable to FB Financial Corporation and noncontrolling interest	31,831	45,290	86,420	141,466
Net income applicable to noncontrolling interest	—	—	8	8
Net income applicable to FB Financial Corporation	$31,831	$45,290	$86,412	$141,458

Earnings per common share
Basic	$0.68	$0.96	$1.83	$2.99
Diluted	0.68	0.94	$1.83	$2.95
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive (loss) income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$31,831	$45,290	$86,420	$141,466
Other comprehensive loss, net of tax:
Net change in unrealized loss in available-for-sale securities, net of tax benefits of $(23,750), $(2,054), $(68,576) and $(4,708)	(67,353)	(5,818)	(194,761)	(15,380)
Reclassification adjustment for gain on sale of securities included in net income, net of tax expenses of $0, $19, $1 and $23	(1)	(56)	(3)	(67)
Net change in unrealized gain in hedging activities, net of tax expenses of $145, $38, $517 and $173	409	106	1,466	489
Total other comprehensive loss, net of tax	(66,945)	(5,768)	(193,298)	(14,958)
Comprehensive (loss) income applicable to FB Financial Corporation and noncontrolling interest	(35,114)	39,522	(106,878)	126,508
Comprehensive income applicable to noncontrolling interest	—	—	8	8
Comprehensive (loss) income applicable to FB Financial Corporation	$(35,114)	$39,522	$(106,886)	$126,500
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at June 30, 2022	$46,882	$864,614	$528,851	$(120,495)	$1,319,852	$93	$1,319,945
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	31,831	—	31,831	—	31,831
Other comprehensive income, net of taxes	—	—	—	(66,945)	(66,945)	—	(66,945)
Stock based compensation expense	1	2,532	—	—	2,533	—	2,533
Restricted stock units vested and distributed, net of shares withheld	31	(520)	—	—	(489)	—	(489)
Shares issued under employee stock purchase program	12	513	—	—	525	—	525
Dividends declared ($0.13 per share)	—	—	(6,146)	—	(6,146)	—	(6,146)
Balance at September 30, 2022	$46,926	$867,139	$554,536	$(187,440)	$1,281,161	$93	$1,281,254

Balance at December 31, 2021	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	86,412	—	86,412	8	86,420
Other comprehensive income, net of taxes	—	—	—	(193,298)	(193,298)	—	(193,298)
Repurchase of common stock	(795)	(31,948)	—	—	(32,743)	—	(32,743)
Stock based compensation expense	3	8,150	—	—	8,153	—	8,153
Restricted stock units vested and distributed, net of shares withheld	142	(2,777)	—	—	(2,635)	—	(2,635)
Shares issued under employee stock purchase program	27	1,185	—	—	1,212	—	1,212
Dividends declared ($0.39 per share)	—	—	(18,542)	—	(18,542)	—	(18,542)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2022	$46,926	$867,139	$554,536	$(187,440)	$1,281,161	$93	$1,281,254
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at June 30, 2021	$47,361	$902,782	$403,173	$18,405	$1,371,721	$93	$1,371,814
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	45,290	—	45,290	—	45,290
Other comprehensive loss, net of taxes	—	—	—	(5,768)	(5,768)	—	(5,768)
Repurchase of common stock	(11)	(425)	—	—	(436)	—	(436)
Stock based compensation expense	1	2,883	—	—	2,884	—	2,884
Restricted stock units vested and distributed net of shares withheld	342	(8,444)	—	—	(8,102)	—	(8,102)
Shares issued under employee stock purchase program	15	632	—	—	647	—	647
Dividends declared ($0.11 per share)	—	—	(5,323)	—	(5,323)	—	(5,323)
Balance at September 30, 2021	$47,708	$897,428	$443,140	$12,637	$1,400,913	$93	$1,401,006

Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	141,458	—	141,458	8	141,466
Other comprehensive loss, net of taxes	—	—	—	(14,958)	(14,958)	—	(14,958)
Repurchase of common stock	(11)	(425)	—	—	(436)	—	(436)
Stock based compensation expense	6	8,059	—	—	8,065	—	8,065
Restricted stock units vested and distributed net of shares withheld	454	(10,496)	—	—	(10,042)	—	(10,042)
Shares issued under employee stock purchase program	37	1,443	—	—	1,480	—	1,480
Dividends declared ($0.33 per share)	—	—	(15,943)	—	(15,943)	—	(15,943)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2021	$47,708	$897,428	$443,140	$12,637	$1,400,913	$93	$1,401,006

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$86,420	$141,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and software	6,105	6,288
Amortization of core deposit and other intangibles	3,546	4,178
Capitalization of mortgage servicing rights	(19,523)	(31,382)
Net change in fair value of mortgage servicing rights	(36,392)	788
Stock-based compensation expense	8,153	8,065
Provision for credit losses	10,241	(27,349)
Provision for credit losses on unfunded commitments	9,197	(2,875)
Provision for mortgage loan repurchases	(1,989)	(266)
Amortization of premiums and accretion of discounts on acquired loans, net	1,339	127
Amortization of premiums and accretion of discounts on securities, net	5,178	6,521
Loss (gain) from securities, net	401	(278)
Originations of loans held for sale	(2,129,129)	(4,926,390)
Repurchases of loans held for sale	(194)	(384)
Proceeds from sale of loans held for sale	2,796,313	4,939,323
Gain on sale and change in fair value of loans held for sale	(43,648)	(126,983)
Net loss (gain) or write-downs of other real estate owned	89	(2,478)
Gain on other assets	(76)	(162)
Provision for deferred income taxes	15,879	20,904
Earnings on bank-owned life insurance	(1,099)	(1,156)
Changes in:
Operating leases	4,485	(781)
Other assets and interest receivable	(23,220)	(1,352)
Accrued expenses and other liabilities	51,583	(46,867)
Net cash provided by (used in) operating activities	743,659	(41,043)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,218	8,855
Maturities, prepayments and calls	170,701	216,032
Purchases	(242,639)	(645,658)
Net change in loans	(1,523,815)	(177,953)
Net change in commercial loans held for sale	43,006	116,158
Sales of FHLB stock	—	4,294
Purchases of FHLB stock	(26,370)	(663)
Purchases of premises and equipment	(6,060)	(5,193)
Proceeds from the sale of premises and equipment	875	—
Proceeds from the sale of other real estate owned	4,753	8,834
Proceeds from the sale of other assets	4	—
Net cash used in investing activities	(1,578,327)	(475,294)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(852,629)	863,646
Net increase (decrease) in time deposits	31,989	(249,765)
Net (decrease) increase in securities sold under agreements to repurchase	(11,708)	9,531
Net increase in short-term FHLB advances	540,000	—
Payments on subordinated debt	—	(60,000)
Amortization of issuance costs and (accretion) of subordinated debt fair value premium, net	291	(79)
Payments on other borrowings	—	(15,000)
Share based compensation withholding payments	(2,635)	(10,042)
Net proceeds from sale of common stock under employee stock purchase program	1,212	1,480
Repurchase of common stock	(32,743)	(436)
Dividends paid on common stock	(18,401)	(15,617)
Dividend equivalent payments made upon vesting of equity compensation	(150)	(707)
Noncontrolling interest distribution	(8)	(8)
Net cash (used in) provided by financing activities	(344,782)	523,003
Net change in cash and cash equivalents	(1,179,450)	6,666
Cash and cash equivalents at beginning of the period	1,797,740	1,317,898
Cash and cash equivalents at end of the period	$618,290	$1,324,564
Supplemental cash flow information:
Interest paid	$31,322	$34,542
Taxes paid	808	55,609
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$984	$4,945
Loans provided for sales of other real estate owned	—	685
Transfers from loans to loans held for sale	42,997	10,408
Transfers from loans held for sale to loans	23,183	52,151
Rebooked GNMA loans under optional repurchase program	26,485	—
Trade date payable - securities	—	5,996
Dividends declared not paid on restricted stock units	173	340
Right-of-use assets obtained in exchange for operating lease liabilities	24,605	839
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates through its wholly-owned subsidiaries, FirstBank (the "Bank") and FirstBank Risk Management, Inc. As of September 30, 2022, the Bank had 82 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$31,831	$45,290	$86,412	$141,458
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings available to common shareholders	$31,831	$45,290	$86,412	$141,458
Weighted average basic shares outstanding	46,908,520	47,412,214	47,181,853	47,345,984
Basic earnings per common share	$0.68	$0.96	$1.83	$2.99
Diluted earnings per common share:
Earnings available to common shareholders	$31,831	$45,290	$86,412	$141,458
Weighted average basic shares outstanding	46,908,520	47,412,214	47,181,853	47,345,984
Weighted average diluted shares contingently issuable(1)	116,091	594,933	133,247	637,510
Weighted average diluted shares outstanding	47,024,611	48,007,147	47,315,100	47,983,494
Diluted earnings per common share	$0.68	$0.94	$1.83	$2.95
(1)Excludes 15,408 and 11,888 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2022 and 15,974 and 20,448 restricted stock units outstanding considered to be antidilutive for three and nine months ended September 30, 2021.
Recently modified accounting policies:
The Company did not modify or adopt any new accounting policies during the three and nine months ended September 30, 2022 that were not disclosed in the Company's 2021 audited consolidated financial statements included on Form 10-K, other than as described below.
During the three months ended March 31, 2022, the Company appended the following language to the below referenced existing accounting policy related to derivative financial instruments and hedging activities described in Note 1 of the Company's 2021 Annual Report on Form 10-K as a result of entering into designated fair value hedges during the period.
(A) Derivative financial instruments and hedging activities:
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
During the three months ended September 30, 2022, the Company modified the below referenced existing accounting policy.
(B) Loans held for sale:
Mortgage loans held for sale
Mortgage loans originated and intended for sale in the secondary market are carried at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). The change in fair value of both mortgage loans held for sale and the related derivative instruments used to hedge exposure to market related risks are recorded in “Mortgage banking income” in the Consolidated Statements of Income. Gains and losses on sale are recognized at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income”.
Periodically, the Company transfers mortgage loans originated for sale in the secondary markets into the loan HFI portfolio based on current market conditions, overall secondary marketability and status of the loan. The loans are transferred into the portfolio at fair value at the date of transfer. Additionally, occasionally the Company will transfer loans from the held for investment portfolio into loans held for sale. At the time of the transfer, loans are marked to fair value through the allowance for credit losses and reclassified to loans held for sale.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company sells mortgage loans originated for sale on the secondary market to GNMA and retains servicing rights after sale. Under the GNMA optional repurchase program, financial institutions are permitted to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be recorded on the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback options provides the transferor a more-than-trivial benefit. Prior to September 30, 2022, the Company deemed there was not a more than trivial benefit associated with repurchasing these loans based on quarterly analyses and as such, these were not rebooked to the balance sheet. During the quarter ended September 30, 2022, the Company revised its accounting estimate by applying the removal of accounts provision regardless of whether the transferor is provided a more-than-trivial benefit to align with developing industry best practice and regulatory expectations. Upon application of the change, as of September 30, 2022 the Company recorded $26,485 of optional rights to repurchase delinquent GNMA loans. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825. These loans are reported at current unpaid principal balance in LHFS on the consolidated balance sheets with the offsetting liability being reported in borrowings. These are considered nonperforming assets as the Company does not earn any interest on the unexercised option to repurchase these loans. This change in accounting estimate was applied prospectively without modification to prior periods.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
In March 2022, the SEC released SAB 121 to add interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for clients. The new guidance requires reporting entities who allow clients to transact in crypto-assets and act as a custodian to record a liability with a corresponding asset regardless of whether they control the crypto-asset. The crypto-asset will need to be marked at fair value for each reporting period. The new guidance requires disclosures in the footnotes to address the amount of crypto-assets reported, and the safeguarding and recordkeeping of the assets. The guidance in this update requires that reporting companies implement SAB 121 no later than the financial statements covering the first interim or annual period ending after June 15, 2022, with retrospective application back to the beginning of the fiscal year. During the three months ended March 31, 2022, the Company became a founding member of the USDF Consortium (the "Consortium"), which plans to utilize blockchain and technology to streamline peer-to-peer financial transactions. The USDF Consortium is a membership-based association of insured depository institutions with a mission to build a network of banks to further the adoption and interoperability of a bank-minted tokenized deposit. While the Company does not currently hold or facilitate transactions with crypto-assets, the Company is evaluating the potential future financial statement and disclosure impact from adopting this guidance when it becomes applicable based on the Company's crypto-asset activities.
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after September 30, 2022, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,161	$—	$(5,330)	$—	$39,831
Mortgage-backed securities - residential	1,257,521	—	(199,758)	—	1,057,763
Mortgage-backed securities - commercial	19,453	—	(1,606)	—	17,847
Municipal securities	297,451	100	(45,408)	—	252,143
U.S. Treasury securities	113,198	—	(5,901)	—	107,297
Corporate securities	8,001	—	(711)	—	7,290
Total	$1,740,785	$100	$(258,714)	$—	$1,482,171

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$34,023	$18	$(171)	$—	$33,870
Mortgage-backed securities - residential	1,281,285	6,072	(17,985)	—	1,269,372
Mortgage-backed securities - commercial	15,024	272	(46)	—	15,250
Municipal securities	322,052	16,718	(160)	—	338,610
U.S. Treasury securities	14,914	—	(6)	—	14,908
Corporate securities	6,500	40	(25)	—	6,515
Total	$1,673,798	$23,120	$(18,393)	$—	$1,678,525
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, total accrued interest receivable on debt securities was $5,535 and $5,051, respectively.
As of September 30, 2022 and December 31, 2021, the Company had $2,962 and $3,367, in marketable equity securities recorded at fair value, respectively.
Securities pledged at September 30, 2022 and December 31, 2021 had carrying amounts of $1,213,747 and $1,226,646, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At September 30, 2022 and December 31, 2021, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity at September 30, 2022 and December 31, 2021 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30,		December 31,
	2022		2021
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$4,011	$3,962	$21,851	$21,884
Due in one to five years	155,637	146,428	54,847	55,307
Due in five to ten years	62,157	56,759	45,714	46,975
Due in over ten years	242,006	199,412	255,077	269,737
	463,811	406,561	377,489	393,903
Mortgage-backed securities - residential	1,257,521	1,057,763	1,281,285	1,269,372
Mortgage-backed securities - commercial	19,453	17,847	15,024	15,250
Total debt securities	$1,740,785	$1,482,171	$1,673,798	$1,678,525
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$8,855	$1,218	$8,855
Proceeds from maturities, prepayments and calls	44,352	68,126	170,701	216,032
Gross realized gains	1	76	4	91
Gross realized losses	—	1	—	1
Additionally, changes in fair value and the sale of equity securities with readily determinable fair values resulted in a net loss of $141 and of $24 for the three months ended September 30, 2022 and 2021, respectively, and in a net loss of $405 and gain of $188 for the nine months ended September 30, 2022 and 2021, respectively.

The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$33,269	$(4,207)	$6,562	$(1,123)	$39,831	$(5,330)
Mortgage-backed securities - residential	570,554	(84,615)	487,209	(115,143)	1,057,763	(199,758)
Mortgage-backed securities - commercial	16,709	(1,354)	1,138	(252)	17,847	(1,606)
Municipal securities	238,067	(42,452)	8,533	(2,956)	246,600	(45,408)
U.S. Treasury securities	107,297	(5,901)	—	—	107,297	(5,901)
Corporate securities	7,290	(711)	—	—	7,290	(711)
Total	$973,186	$(139,240)	$503,442	$(119,474)	$1,476,628	$(258,714)

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
As of September 30, 2022 and December 31, 2021, the Company’s securities portfolio consisted of 504 and 511 securities, 487 and 80 of which were in an unrealized loss position, respectively.
During the three months ended September 30, 2022, the Company's available-for-sale debt securities portfolio unrealized value declined $91,104 to an unrealized loss position of $258,614 as of September 30, 2022 from an unrealized loss position of $167,510 as of June 30, 2022. During the nine months ended September 30, 2022, the Company's available-for-sale debt securities portfolio unrealized value declined $263,341 from an unrealized gain position of $4,727 as of December 31, 2021.
During the three months ended September 30, 2021, the Company's available-for-sale debt securities portfolio unrealized value decreased $7,947 to an unrealized gain position of $14,374 as of September 30, 2021 from an unrealized gain position of $22,321 as of June 30, 2021. During the nine months ended September 30, 2021, the Company's available-for-sale debt securities portfolio unrealized value declined $20,178 from an unrealized gain position of $34,552 as of December 31, 2020.
The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and the Company has historically not recorded any losses associated with these investments. As such, as of September 30, 2022 and December 31, 2021, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three and nine months ended September 30, 2022 or 2021.
Note (3)—Loans and allowance for credit losses:
Loans outstanding as of September 30, 2022 and December 31, 2021, by class of financing receivable are as follows:

	September 30,	December 31,
	2022	2021
Commercial and industrial (1)	$1,534,159	$1,290,565
Construction	1,679,497	1,327,659
Residential real estate:
1-to-4 family mortgage	1,545,252	1,270,467
Residential line of credit	460,774	383,039
Multi-family mortgage	394,366	326,551
Commercial real estate:
Owner-occupied	1,158,343	951,582
Non-owner occupied	1,954,219	1,730,165
Consumer and other	378,406	324,634
Gross loans	9,105,016	7,604,662
Less: Allowance for credit losses	(134,476)	(125,559)
Net loans	$8,970,540	$7,479,103
(1)Includes $851 and $3,990 of loans originated as part of the Paycheck Protection Program as of September 30, 2022 and December 31, 2021, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of September 30, 2022 and December 31, 2021, $865,616 and $1,136,294, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,665,345 and $1,581,673, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of September 30, 2022 and December 31, 2021, qualifying loans of $3,012,814 and $2,440,097, respectively, were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of September 30, 2022 and December 31, 2021, accrued interest receivable on loans held for investment was $32,247 and $31,676, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company performed qualitative evaluations within the Company's established qualitative framework, assessing the impact of the current economic outlook (including uncertainty due to inflation, negative economic forecasts, predicted Federal Reserve rate increases, status of federal government stimulus programs, and other considerations). The increase in estimated required reserve during the three and nine months ended September 30, 2022 was a result of increased loan growth and a tightening monetary policy environment both of which were incorporated into the Company's reasonable and supportable forecasts. Qualitative adjustments increased the reserve on loans with commercial exposure to address elevated risk in these assets not covered by the model. Loss rates on residential backed loans were qualitatively adjusted downwards, addressing the relative strength of asset values in the Company's predominant markets. Qualitative factors also included weighted projections that the economy may be nearing a recession.
The following tables provide the changes in the allowance for credit losses by class of financing receivable for the three and nine months ended September 30, 2022 and 2021:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three months ended September 30, 2022
Beginning balance - June 30, 2022	$10,191	$38,383	$21,398	$6,875	$6,503	$7,329	$22,536	$13,057	$126,272
Provision for credit losses	5	3,044	3,975	77	(629)	688	247	782	8,189
Recoveries of loans previously charged-off	342	—	13	—	—	51	—	70	476
Loans charged off	—	—	(20)	—	—	—	—	(441)	(461)
Ending balance - September 30, 2022	$10,538	$41,427	$25,366	$6,952	$5,874	$8,068	$22,783	$13,468	$134,476
Nine Months Ended September 30, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
Provision for credit losses	(4,784)	12,840	6,266	1,032	(1,102)	(4,601)	(2,985)	3,575	10,241
Recoveries of loans previously charged-off	1,326	11	39	17	—	76	—	635	2,104
Loans charged off	(1,755)	—	(43)	—	—	—	—	(1,630)	(3,428)
Ending balance - September 30, 2022	$10,538	$41,427	$25,366	$6,952	$5,874	$8,068	$22,783	$13,468	$134,476

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2021
Beginning balance - June 30, 2021	$13,791	$32,838	$19,672	$6,716	$13,475	$4,707	$42,856	$10,608	$144,663
Provision for loan losses	3,203	(3,080)	(2,677)	(952)	(1,462)	7,665	(6,450)	921	(2,832)
Recoveries of loans previously charged-off	19	3	33	1	—	4	—	169	229
Loans charged off	(2,175)	(1)	—	—	—	—	—	(438)	(2,614)
Ending balance - September 30, 2021	$14,838	$29,760	$17,028	$5,765	$12,013	$12,376	$36,406	$11,260	$139,446
Nine Months Ended September 30, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	2,667	(28,690)	(2,141)	(4,767)	4,839	7,384	(7,741)	1,100	(27,349)
Recoveries of loans previously charged-off	235	3	98	16	—	143	—	554	1,049
Loans charged off	(2,812)	(30)	(149)	(18)	—	—	—	(1,634)	(4,643)
Ending balance - September 30, 2021	$14,838	$29,760	$17,028	$5,765	$12,013	$12,376	$36,406	$11,260	$139,446

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
During the nine months ended September 30, 2022, the Company revised the presentation of the below credit quality vintage tables without change to accounting or credit policies. The updated presentation disaggregates between commercial and consumer loan types with consumer loans reported as either performing or nonperforming based on their delinquency and accrual status. As such, the tables presented below as of December 31, 2021 have been revised to align with current period presentation.
The following tables present the credit quality of our commercial loan portfolio by year of origination as of September 30, 2022 and December 31, 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of September 30, 2022
	Commercial Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$284,399	$220,172	$83,831	$96,337	$40,939	$63,998	$718,260	$1,507,936
Special Mention	26	355	—	375	151	—	2,732	3,639
Classified	65	1,220	2,106	1,593	451	9,015	8,134	22,584
Total	284,490	221,747	85,937	98,305	41,541	73,013	729,126	1,534,159

Construction
Pass	570,166	569,425	215,636	71,706	18,027	46,794	183,738	1,675,492
Special Mention	428	—	18	—	7	2,530	—	2,983
Classified	—	822	—	—	—	—	200	1,022
Total	570,594	570,247	215,654	71,706	18,034	49,324	183,938	1,679,497

Residential real estate:
Multi-family mortgage
Pass	117,654	163,283	33,326	30,470	4,201	35,279	8,966	393,179
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,187	—	1,187
Total	117,654	163,283	33,326	30,470	4,201	36,466	8,966	394,366

Commercial real estate:
Owner occupied
Pass	215,250	231,038	117,751	159,546	78,881	266,021	66,718	1,135,205
Special Mention	103	1,293	—	1,470	2,294	390	—	5,550
Classified	—	—	241	5,992	1,282	9,418	655	17,588
Total	215,353	232,331	117,992	167,008	82,457	275,829	67,373	1,158,343

Non-owner occupied
Pass	411,612	428,087	138,590	171,747	225,519	505,370	56,718	1,937,643
Special Mention	—	1,015	—	—	82	—	—	1,097
Classified	—	—	—	150	3,329	12,000	—	15,479
Total	411,612	429,102	138,590	171,897	228,930	517,370	56,718	1,954,219

Total commercial loans
Pass	1,599,081	1,612,005	589,134	529,806	367,567	917,462	1,034,400	6,649,455
Special Mention	557	2,663	18	1,845	2,534	2,920	2,732	13,269
Classified	65	2,042	2,347	7,735	5,062	31,620	8,989	57,860
Total commercial loans	$1,599,703	$1,616,710	$591,499	$539,386	$375,163	$952,002	$1,046,121	$6,720,584

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
The following tables present the credit quality by classification (performing or nonperforming) of our consumer loan portfolio by year of origination as of September 30, 2022 and December 31, 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of September 30, 2022
	Consumer Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	507,621	454,839	166,905	96,216	72,019	228,305	—	1,525,905
Nonperforming	1,039	4,379	3,940	2,020	1,731	6,238	—	19,347
Total	508,660	459,218	170,845	98,236	73,750	234,543	—	1,545,252

Residential line of credit
Performing	—	—	—	—	—	—	458,894	458,894
Nonperforming	—	—	—	—	—	—	1,880	1,880
Total	—	—	—	—	—	—	460,774	460,774

Consumer and other
Performing	107,264	61,291	44,898	32,694	28,416	86,524	9,564	370,651
Nonperforming	81	1,061	1,365	936	1,591	2,720	1	7,755
Total	107,345	62,352	46,263	33,630	30,007	89,244	9,565	378,406

Total consumer loans
Performing	614,885	516,130	211,803	128,910	100,435	314,829	468,458	2,355,450
Nonperforming	1,120	5,440	5,305	2,956	3,322	8,958	1,881	28,982
Total consumer loans	$616,005	$521,570	$217,108	$131,866	$103,757	$323,787	$470,339	$2,384,432

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
Non-accrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (non-accrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represent an analysis of the aging by class of financing receivable as of September 30, 2022 and December 31, 2021:

September 30, 2022	30-89 days past due and accruing interest	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,812	$38	$1,730	$1,530,579	$1,534,159
Construction	1,916	—	—	1,677,581	1,679,497
Residential real estate:
1-to-4 family mortgage	16,994	13,767	5,580	1,508,911	1,545,252
Residential line of credit	542	209	1,671	458,352	460,774
Multi-family mortgage	—	—	44	394,322	394,366
Commercial real estate:
Owner occupied	982	—	4,873	1,152,488	1,158,343
Non-owner occupied	293	—	6,960	1,946,966	1,954,219
Consumer and other	8,057	1,988	5,767	362,594	378,406
Total	$30,596	$16,002	$26,625	$9,031,793	$9,105,016

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2021	30-89 days past due and accruing interest	90 days or more and accruing interest	Non-accrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,030	$63	$1,520	$1,287,952	$1,290,565
Construction	4,852	718	3,622	1,318,467	1,327,659
Residential real estate:
1-to-4 family mortgage	11,007	9,363	4,593	1,245,504	1,270,467
Residential line of credit	319	—	1,736	380,984	383,039
Multi-family mortgage	—	—	49	326,502	326,551
Commercial real estate:
Owner occupied	1,417	—	6,710	943,455	951,582
Non-owner occupied	427	—	14,084	1,715,654	1,730,165
Consumer and other	7,398	1,591	3,254	312,391	324,634
Total	$26,450	$11,735	$35,568	$7,530,909	$7,604,662

The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of September 30, 2022 and December 31, 2021 by class of financing receivable.

September 30, 2022	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$1,228	$502	$3
Residential real estate:
1-to-4 family mortgage	1,537	4,043	73
Residential line of credit	1,070	601	9
Multi-family mortgage	—	44	1
Commercial real estate:
Owner occupied	4,710	163	1
Non-owner occupied	6,751	209	4
Consumer and other	—	5,767	291
Total	$15,296	$11,329	$382

December 31, 2021	Non-accrual with no related allowance	Non-accrual with related allowance	Related allowance
Commercial and industrial	$1,085	$435	$6
Construction	2,882	740	99
Residential real estate:
1-to-4 family mortgage	378	4,215	60
Residential line of credit	797	939	11
Multi-family mortgage	—	49	2
Commercial real estate:
Owner occupied	5,346	1,364	206
Non-owner occupied	13,898	186	7
Consumer and other	—	3,254	164
Total	$24,386	$11,182	$555

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on non-accrual loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial and industrial	$26	$190	$163	$523
Construction	5	75	31	105
Residential real estate:
1-to-4 family mortgage	78	114	185	199
Residential line of credit	37	197	98	242
Multi-family mortgage	—	—	2	2
Commercial real estate:
Owner occupied	61	187	149	419
Non-owner occupied	89	123	235	353
Consumer and other	113	75	182	130
Total	$409	$961	$1,045	$1,973
Accrued interest receivable written off as an adjustment to interest income amounted to $151 and $63 for the three months ended September 30, 2022 and 2021, respectively, and $458 and $660 for the nine months ended September 30, 2022 and 2021, respectively.
Troubled debt restructurings
As of September 30, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $14,959 and $32,435, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $7,592 and $11,084 were classified as non-accrual loans as of September 30, 2022 and December 31, 2021, respectively. The Company has calculated $258 and $1,245 in allowances for credit losses on TDRs as of September 30, 2022 and December 31, 2021, respectively. There were no significant unfunded loan commitments to extend additional funds on troubled debt restructurings as of September 30, 2022 or December 31, 2021.
The following tables present the financial effect of TDRs recorded during the periods indicated:

Three Months Ended September 30, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$207	$117	$—
Residential real estate:
1-to-4 family mortgage	1	$252	$568	$—
Total	2	$459	$685	$—

Nine Months Ended September 30, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$262	$172	$—
Residential real estate:
1-to-4 family mortgage	2	332	648	—
Residential line of credit	1	49	49	—
Consumer and other	1	22	22	—
Total	6	$665	$891	$—

Three Months Ended September 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	134	134	—
Total	1	$134	$134	$—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	5	$13,162	$13,162	$—
Commercial real estate:
Owner occupied	4	3,550	3,550	—
Non-owner occupied	1	11,997	11,997	—
Residential real estate:
1-4 family mortgage	3	945	945	—
Residential line of credit	1	11	11	—
Total	14	$29,665	$29,665	$—
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the nine months ended September 30, 2022. Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the three and nine months ended September 30, 2022. Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $305 during the three and nine months ended September 30, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three and nine months ended September 30, 2022 and 2021 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
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

	September 30, 2022
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$1,228	$787	$2,015	$—
Residential real estate:
1-to-4 family mortgage	1,192	—	1,192	205
Residential line of credit	1,069	—	1,069	—
Commercial real estate:
Owner occupied	5,823	—	5,823	—
Non-owner occupied	6,751	—	6,751	—
Consumer and other	139	—	139	—
Total	$16,202	$787	$16,989	$205

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
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$9,398	$11,986	$9,777	$12,111
Transfers from loans	421	349	984	4,945
Proceeds from sale of other real estate owned	(4,335)	(4,173)	(4,753)	(8,834)
Gain (loss) on sale of other real estate owned	483	2,090	353	3,190
Loans provided for sales of other real estate owned	—	(152)	—	(685)
Write-downs and partial liquidations	(48)	(85)	(442)	(712)
Balance at end of period	$5,919	$10,015	$5,919	$10,015
Foreclosed residential real estate properties totaled $614 and $775 as of September 30, 2022 and December 31, 2021, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $755 at September 30, 2022. As of December 31, 2021, there were no such residential foreclosure proceedings in process.
Excess land and facilities held for sale resulting from branch consolidations totaled $2,467 and $3,348 as of September 30, 2022 and December 31, 2021, respectively.
Note (5)—Leases:
As of September 30, 2022, the Company was the lessee in 59 operating leases and 1 finance lease of certain branch, mortgage and operations locations, of which 45 operating leases and 1 finance lease currently have remaining terms varying from greater than one year to 33 years. Leases with initial terms of less than one year and equipment leases are not included on the consolidated balance sheets as these are insignificant.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As previously disclosed, during the year ended December 31, 2020, the Company entered into an operating lease for a new corporate headquarters building located in downtown Nashville. During the three months ended September 30, 2022, construction of the exterior of the building was completed and the Company took possession of the leased space and began the build-out of the interior space. On August 1, 2022, the Company recorded an ROU asset and operating lease liability of $22,082 and $26,100, respectively, in connection with the initial term of this lease.
Information related to the Company's leases is presented below as of September 30, 2022 and December 31, 2021:

		September 30,	December 31,
	Classification	2022	2021
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$61,444	$41,686
Finance leases	Premises and equipment, net	1,394	1,487
Total right-of-use assets		$62,838	$43,173
Lease liabilities:
Operating leases	Operating lease liabilities	$70,610	$46,367
Finance leases	Borrowings	1,443	1,518
Total lease liabilities		$72,053	$47,885
Weighted average remaining lease term (in years) - operating		12.2	12.4
Weighted average remaining lease term (in years) - finance		12.6	13.4
Weighted average discount rate - operating		3.05%	2.73%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2022	2021	2022	2021
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$2,269	$1,838	$5,830	$5,948
Short-term lease cost	Occupancy and equipment	132	107	387	296
Variable lease cost	Occupancy and equipment	215	284	764	760
Lease impairment	Mortgage restructuring expense	—	—	364	—
Gain on lease modifications and terminations	Occupancy and equipment	—	(14)	(18)	(801)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	7	7	22	21
Amortization of right-of-use asset	Occupancy and equipment	27	28	92	83
Total lease cost		$2,650	$2,250	$7,441	$6,307

During the nine months ended September 30, 2022, the Company recorded $364 of lease impairment related to vacating two locations associated with the Mortgage restructuring and recorded gains of $18 related to early lease terminations and modifications on other vacated locations. During the three and nine months ended September 30, 2021, the Company recorded $14 and $801, respectively, in gains on lease modifications and terminations on certain vacated locations that were consolidated as a result of previous acquisitions.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of September 30, 2022 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
September 30, 2023	$7,508	$29
September 30, 2024	8,257	118
September 30, 2025	7,797	120
September 30, 2026	7,650	121
September 30, 2027	7,449	123
Thereafter	48,089	1,102
Total undiscounted future minimum lease payments	86,750	1,613
Less: imputed interest	(16,140)	(170)
Lease liability	$70,610	$1,443
Note (6)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Carrying value at beginning of period	$158,678	$101,615	$115,512	$79,997
Capitalization	4,453	9,215	19,523	31,382
Change in fair value:
Due to pay-offs/pay-downs	(3,670)	(7,302)	(13,165)	(24,488)
Due to change in valuation inputs or assumptions	11,966	7,063	49,557	23,700
Carrying value at end of period	$171,427	$110,591	$171,427	$110,591
The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing income:
Servicing income	$8,104	$7,539	$23,499	$21,258
Change in fair value of mortgage servicing rights	8,296	(239)	36,392	(788)
Change in fair value of derivative hedging instruments	(12,641)	(2,128)	(41,636)	(9,987)
Servicing income	3,759	5,172	18,255	10,483
Servicing expenses	1,923	2,156	7,848	7,381
Net servicing income(1)	$1,836	$3,016	$10,407	$3,102
(1) Excludes benefit of custodial servicing related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Unpaid principal balance	$11,233,249	$10,759,286
Weighted-average prepayment speed (CPR)	5.40%	9.31%
Estimated impact on fair value of a 10% increase	$(4,751)	$(4,905)
Estimated impact on fair value of a 20% increase	$(9,191)	$(9,429)
Discount rate	9.6%	9.81%
Estimated impact on fair value of a 100 bp increase	$(8,164)	$(4,785)
Estimated impact on fair value of a 200 bp increase	$(15,623)	$(9,198)
Weighted-average coupon interest rate	3.29%	3.23%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	331	330
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, "Derivatives" for additional information on these hedging instruments.
As of September 30, 2022 and December 31, 2021, mortgage escrow deposits totaled to $140,768 and $127,617, respectively.
Note (7)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current	$5,513	$2,350	$9,082	$17,840
Deferred	3,418	7,366	15,879	20,904
Total	$8,931	$9,716	$24,961	$38,744
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Federal taxes calculated at statutory rate	$8,560	21.0%	$11,551	21.0%	$23,390	21.0%	$37,844	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,018	2.5%	3,279	6.0%	3,551	3.2%	6,908	3.8%
Benefit from equity based compensation	(82)	(0.2)%	(1,784)	(3.2)%	(388)	(0.3)%	(2,129)	(1.2)%
Municipal interest income, net of interest disallowance	(443)	(1.1)%	(416)	(0.8)%	(1,331)	(1.2)%	(1,259)	(0.7)%
Bank-owned life insurance	(78)	(0.2)%	(74)	(0.1)%	(231)	(0.2)%	(240)	(0.1)%
NOL Carryback provision under CARES Act	—	—%	(3,424)	(6.2)%	—	—%	(3,424)	(1.9)%
Offering costs	—	—%	—	—%	—	—%	127	0.1%
Section 162(m) limitation	39	0.1%	1,065	1.9%	201	0.2%	1,313	0.7%
Other	(83)	(0.2)%	(481)	(0.9)%	(231)	(0.3)%	(396)	(0.2)%
Income tax expense, as reported	$8,931	21.9%	$9,716	17.7%	$24,961	22.4%	$38,744	21.5%

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
The components of the net deferred tax assets (liabilities) at September 30, 2022 and December 31, 2021, are as follows:

	September 30,	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$39,064	$35,233
Operating lease liabilities	18,774	12,478
Net operating loss	1,158	1,370
Amortization of core deposit intangibles	403	—
Deferred compensation	4,390	5,484
Unrealized loss on debt securities	67,253	—
Unrealized loss on cash flow hedges	—	205
Other assets	4,891	8,301
Subtotal	135,933	63,071
Deferred tax liabilities:
FHLB stock dividends	$(484)	$(484)
Operating leases - right of use assets	(17,386)	(11,287)
Depreciation	(7,335)	(7,938)
Amortization of core deposit intangibles	—	(116)
Unrealized gain on equity securities	(2,297)	(2,407)
Unrealized gain on cash flow hedges	(313)	—
Unrealized gain on debt securities	—	(1,324)
Mortgage servicing rights	(44,667)	(30,098)
Goodwill	(15,338)	(13,743)
Other liabilities	(2,753)	(2,494)
Subtotal	(90,573)	(69,891)
Net deferred tax assets (liabilities)	$45,360	$(6,820)
The Company had a net operating loss carryforward generated as a result of a previous acquisition amounting to $5,515 and $6,523 as of September 30, 2022 and December 31, 2021, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward will begin to expire in 2029.
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

	September 30,	December 31,
	2022	2021
Commitments to extend credit, excluding interest rate lock commitments	$3,686,559	$3,106,594
Letters of credit	64,692	77,427
Balance at end of period	$3,751,251	$3,184,021
As of September 30, 2022 and December 31, 2021, loan commitments included above with floating interest rates totaled $2.97 billion and $2.26 billion, respectively.

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
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$20,399	$13,202	$14,380	$16,378
Provision for credit losses on unfunded commitments	3,178	301	9,197	(2,875)
Balance at end of period	$23,577	$13,503	$23,577	$13,503
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $4,442 and $5,988 for the three and nine months ended September 30, 2022, respectively, and $2,917 and $4,386 for the three and nine months ended September 30, 2021, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$3,445	$5,489	$4,802	$5,928
Provision for loan repurchases or indemnifications	(800)	—	(1,989)	(266)
Losses on loans repurchased or indemnified	16	(120)	(152)	(293)
Balance at end of period	$2,661	$5,369	$2,661	$5,369
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	September 30, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$529,801	$45,775	$45,762
Forward commitments	294,000	7,017	—
Interest rate-lock commitments	188,430	—	222
Futures contracts	484,700	—	3,542
Total	$1,496,931	$52,792	$49,526

	December 31, 2021
	Notional Amount	Asset	Liability
Interest rate contracts	$600,048	$19,265	$19,138
Forward commitments	1,180,000	—	1,077
Interest rate-lock commitments	487,396	7,197	—
Futures contracts	429,000	922	—
Total	$2,696,444	$27,384	$20,215
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Included in mortgage banking income:
Interest rate lock commitments	$(3,980)	$(3,316)	$(7,419)	$(24,587)
Forward commitments	4,795	(806)	57,130	23,252
Futures contracts	(10,105)	(2,152)	(35,805)	(9,380)
Option contracts	—	—	36	—
Total	$(9,290)	$(6,274)	$13,942	$(10,715)
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
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		September 30, 2022		December 31, 2021
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$1,198	Other assets	$(785)	Accrued expenses and other liabilities
The Company's consolidated statements of income included a gain of $26 and loss of $214 for the three and nine months ended September 30, 2022, respectively, and losses of $148 and $428 for the three and nine months ended September 30, 2021, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive (loss) income into earnings during either period presented.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive loss, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amount of gain recognized in other comprehensive loss, net of tax expense of $145, $38, $517 and $173	$409	$106	$1,466	$489
Derivatives designated as fair value hedges
During the first quarter of 2022, the Company entered into three designated fair value hedges to mitigate the effect of changing rates on the fair value of various fixed rate liabilities, including certain money market deposits and subordinated debt. The hedging strategy converts the fixed interest rates of the hedged items to the daily compounded SOFR in arrears paid monthly. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. As of September 30, 2022, the fair value hedges were deemed effective.

	September 30, 2022
	Notional Amount	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- subordinated debt	$100,000	1.42	1.46%	SOFR	$(3,831)
Interest rate swap agreement- fixed rate money market deposits	75,000	1.89	1.50%	SOFR	(3,816)
Interest rate swap agreement- fixed rate money market deposits	125,000	1.89	1.50%	SOFR	(6,359)
Total	$300,000	1.73	1.48%		$(14,006)
The following discloses the amount of (expense) income included in interest expense on borrowings and deposits, related to these fair value hedging instruments:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Designated fair value hedge:
Interest expense on deposits	$(331)	$377
Interest expense on borrowings	(181)	167
Total	$(512)	$544
The following amounts were recorded on the balance sheet related to cumulative adjustments for fair value hedges as of September 30, 2022:

Line item on the balance sheet	Carrying Amount of the Hedged Item		Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Borrowings	$95,074	(1)	$(3,831)
Money market and savings deposits	197,124	(2)	(10,175)
(1) The carrying value also includes unamortized subordinated debt issuance costs of $1,095.
(2) The carrying value also includes an unaccreted purchase accounting fair value premium of $7,299.

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Gross amounts recognized	$46,973	$4,990	$20,272	$15,733
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	46,973	4,990	20,272	15,733

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	14,100	4,297	14,100	4,297
Less: financial collateral pledged	—	—	6,172	11,436
Net amounts	$32,873	$693	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. As of September 30, 2022 and December 31, 2021, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $19,169 and $57,868, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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

		Fair Value
September 30, 2022	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$618,290	$618,290	$—	$—	$618,290
Investment securities	1,485,133	—	1,485,133	—	1,485,133
Loans, net	8,970,540	—	—	8,859,226	8,859,226
Loans held for sale	130,733	—	97,011	33,722	130,733
Interest receivable	39,034	107	6,546	32,381	39,034
Mortgage servicing rights	171,427	—	—	171,427	171,427
Derivatives	53,990	—	53,990	—	53,990
Financial liabilities:
Deposits:
Without stated maturities	$8,843,012	$8,843,012	$—	$—	$8,843,012
With stated maturities	1,163,070	—	1,158,686	—	1,158,686
Securities sold under agreement to repurchase and federal funds sold	29,008	29,008	—	—	29,008
Federal Home Loan Bank advances	540,000	—	540,000	—	540,000
Subordinated debt	126,004	—	—	117,263	117,263
Interest payable	3,927	730	2,822	375	3,927
Derivatives	63,532	—	63,532	—	63,532

	Fair Value
December 31, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,797,740	$1,797,740	$—	$—	$1,797,740
Investment securities	1,681,892	—	1,681,892	—	1,681,892
Loans, net	7,479,103	—	—	7,566,717	7,566,717
Loans held for sale	752,223	—	672,924	79,299	752,223
Interest receivable	38,528	36	6,461	32,031	38,528
Mortgage servicing rights	115,512	—	—	115,512	115,512
Derivatives	27,384	—	27,384	—	27,384
Financial liabilities:
Deposits:
Without stated maturities	$9,705,816	$9,705,816	$—	$—	$9,705,816
With stated maturities	1,131,081	—	1,137,647	—	1,137,647
Securities sold under agreement to repurchase and federal funds sold	40,716	40,716	—	—	40,716
Subordinated debt	129,544	—	—	133,021	133,021
Interest payable	3,162	140	1,510	1,512	3,162
Derivatives	21,000	—	21,000	—	21,000

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at September 30, 2022 are presented in the following table:

At September 30, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$39,831	$—	$39,831
Mortgage-backed securities - residential	—	1,057,763	—	1,057,763
Mortgage-backed securities - commercial	—	17,847	—	17,847
Municipal securities	—	252,143	—	252,143
Treasury securities	—	107,297	—	107,297
Corporate securities	—	7,290	—	7,290
Equity securities, at fair value	—	2,962	—	2,962
Total securities	$—	$1,485,133	$—	$1,485,133
Loans held for sale	$—	$97,011	$33,722	$130,733
Mortgage servicing rights	—	—	171,427	171,427
Derivatives	—	53,990	—	53,990
Financial Liabilities:
Derivatives	—	63,532	—	63,532
The balances and levels of the assets measured at fair value on a non-recurring basis at September 30, 2022 are presented in the following table:

At September 30, 2022	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,193	$2,193
Collateral dependent loans:
Commercial and industrial	$—	$—	$12	$12
Residential real estate:
1-4 family mortgage	—	—	362	362
Total collateral dependent loans	$—	$—	$374	$374

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2021 are presented in the following table:

At December 31, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$33,870	$—	$33,870
Mortgage-backed securities - residential	—	1,269,372	—	1,269,372
Mortgage-backed securities - commercial	—	15,250	—	15,250
Municipal securities	—	338,610	—	338,610
Treasury securities	—	14,908	—	14,908
Corporate securities	—	6,515	—	6,515
Equity securities, at fair value	—	3,367	—	3,367
Total securities	$—	$1,681,892	$—	$1,681,892
Loans held for sale	$—	$672,924	$79,299	$752,223
Mortgage servicing rights	—	—	115,512	115,512
Derivatives	—	27,384	—	27,384
Financial Liabilities:
Derivatives	—	21,000	—	21,000
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2021 are presented in the following table:

At December 31, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,308	$6,308
Collateral dependent loans:
Construction	—	—	606	606
Residential real estate:
Residential line of credit	—	—	592	592
Commercial real estate:
Owner occupied	—	—	729	729
Non-owner occupied	—	—	3,526	3,526
Consumer and other	—	—	24	24
Total collateral dependent loans	$—	$—	$5,477	$5,477
The following tables present information as of September 30, 2022 and December 31, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of September 30, 2022
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans	$374	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$2,193	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of September 30, 2022 and December 31, 2021, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $578 and $5,781, respectively.
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
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	September 30,	December 31,
	2022	2021
Commercial loans held for sale, at fair value	$33,722	$79,299
Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	70,526	672,924
Mortgage loans held for sale - guaranteed GNMA repurchase option	26,485	—
Total loans held for sale	$130,733	$752,223
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
Net losses of $4,276 and $16,479 resulting from fair value changes of mortgage loans were recorded in income during the three and nine months ended September 30, 2022, respectively, compared to net losses of $3,908 and $14,894 during the three and nine months ended September 30, 2021, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
During the three months ended September 30, 2022, the Company revised its accounting estimate with regard to GNMA loans previously sold that are contractually delinquent greater than 90 days and began recording this guaranteed repurchase option on the balance sheet on a prospective basis without impact to prior periods. See Note 1, "Basis of presentation" for additional information regarding the Company's change in accounting estimate. Rebooked GNMA optional repurchase loans do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. As such, these loans are excluded from the below disclosures. As of December 31, 2021, there were $94,648 of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
Commercial loans held for sale
The Company also has a portfolio of shared national credits and institutional healthcare loans that were acquired during 2020 in the acquisition of Franklin. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the allowance for credit losses. The following tables sets forth the changes in fair value associated with this portfolio for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$47,462	$(9,647)	$37,815
Change in fair value:
Pay-downs and pay-offs	(3,706)	—	(3,706)
Write-offs to discount	(8,729)	8,729	—
Changes in valuation included in other noninterest income	—	(387)	(387)
Carrying value at end of period	$35,027	$(1,305)	$33,722

	Nine Months Ended September 30, 2022
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Pay-downs and pay-offs	(43,006)		(43,006)
Write-offs to discount	(8,729)	8,729	—
Changes in valuation included in other noninterest income	—	(2,571)	(2,571)
Carrying value at end of period	$35,027	$(1,305)	$33,722

	Three Months Ended September 30, 2021
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$135,972	$(11,850)	$124,122
Change in fair value:
Pay-downs and pay-offs	(24,366)	—	(24,366)
Changes in valuation included in other noninterest income	—	740	740
Carrying value at end of period	$111,606	$(11,110)	$100,496

	Nine Months Ended September 30, 2021
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(116,158)	—	(116,158)
Write-offs to discount	(11,299)	11,299	—
Changes in valuation included in other noninterest income	—	1,251	1,251
Carrying value at end of period	$111,606	$(11,110)	$100,496
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in interest income in the consolidated statements of income.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$70,526	$72,098	$(1,572)
Commercial loans held for sale measured at fair value	33,722	35,027	(1,305)
Nonaccrual commercial loans held for sale	—	—	—

December 31, 2021	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$672,924	$658,017	$14,907
Commercial loans held for sale measured at fair value	74,082	76,863	(2,781)
Nonaccrual commercial loans held for sale	5,217	9,899	(4,682)
Note (11)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company also offers conforming residential mortgage loans through the Mortgage segment, which activities also include the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
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
On May 10, 2022, the Company announced the restructuring of its Mortgage segment, including the exit from the direct-to-consumer delivery channel, which is one of two delivery channels in the Mortgage segment. As a result of exiting this channel, the Company incurred $12,458 of restructuring expenses during the second quarter of 2022. No such expenses were incurred during the first or third quarter of 2022. The repositioning of our Mortgage segment does not qualify to be reported as discontinued operations. The Company plans to continue originating and selling residential mortgage loans within its Mortgage segment through its traditional mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in the loan portfolio.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Mortgage segment's interest rate lock commitment volume and sales volume by line of business for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest rate lock commitment volume by line of business:
Direct-to-consumer	$—	$1,085,180	$663,848	$2,948,530
Retail	408,879	926,723	1,755,008	2,726,956
Total	$408,879	$2,011,903	$2,418,856	$5,675,486
Interest rate lock commitment volume % by line of business:
Direct-to-consumer	—%	53.9%	27.4%	52.0%
Retail	100.0%	46.1%	72.6%	48.0%
Mortgage sales by line of business:
Direct-to-consumer	$48,490	$809,887	$1,024,838	$2,562,681
Retail	521,165	726,010	1,698,987	2,226,795
Total	$569,655	$1,535,897	$2,723,825	$4,789,476
Mortgage sales % by line of business:
Direct-to-consumer	8.5%	52.7%	37.6%	53.5%
Retail	91.5%	47.3%	62.4%	46.5%
The following tables provide segment financial information for the periods indicated:

Three Months Ended September 30, 2022	Banking(4)	Mortgage	Consolidated
Net interest income	$111,384	$—	$111,384
Provisions for credit losses(1)	11,367	—	11,367
Mortgage banking income(2)	—	16,729	16,729
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(4,345)	(4,345)
Other noninterest income	10,293	(85)	10,208
Depreciation and amortization	1,867	190	2,057
Amortization of intangibles	1,108	—	1,108
Other noninterest expense	62,911	15,771	78,682
Income (loss) before income taxes	$44,424	$(3,662)	$40,762
Income tax expense			8,931
Net income applicable to FB Financial Corporation and noncontrolling interest			31,831
Net income applicable to noncontrolling interest(3)			—
Net income applicable to FB Financial Corporation			$31,831
Total assets	$11,648,610	$609,472	$12,258,082
Goodwill	242,561	—	242,561
(1)Includes $3,178 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Three Months Ended September 30, 2021	Banking(3)	Mortgage	Consolidated
Net interest income	$88,576	$(100)	$88,476
Provisions for credit losses(1)	(2,531)	—	(2,531)
Mortgage banking income(2)	—	47,751	47,751
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(2,367)	(2,367)
Other noninterest income	13,823	(201)	13,622
Depreciation and amortization	1,791	349	2,140
Amortization of intangibles	1,344	—	1,344
Other noninterest expense	55,642	35,881	91,523
Income before income taxes	$46,153	$8,853	$55,006
Income tax expense			9,716
Net income applicable to FB Financial Corporation and noncontrolling interest			45,290
Net income applicable to noncontrolling interest(3)			—
Net income applicable to FB Financial Corporation			$45,290
Total assets	$10,712,281	$1,098,009	$11,810,290
Goodwill	242,561	—	242,561
(1) Includes $301 in provision for credit losses on unfunded commitments.
(2) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3) Banking segment includes noncontrolling interest.

Nine Months Ended September 30, 2022	Banking(4)	Mortgage	Consolidated
Net interest income	$301,739	$(2)	$301,737
Provisions for credit losses(1)	19,438	—	19,438
Mortgage banking income(2)	—	69,718	69,718
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(5,244)	(5,244)
Other noninterest income	32,975	(251)	32,724
Depreciation and amortization	5,308	797	6,105
Amortization of intangibles	3,546	—	3,546
Other noninterest expense(3)	175,936	82,529	258,465
Income (loss) before income taxes	$130,486	$(19,105)	$111,381
Income tax expense			24,961
Net income applicable to FB Financial Corporation and noncontrolling interest			86,420
Net income applicable to noncontrolling interest(4)			8
Net income applicable to FB Financial Corporation			$86,412
Total assets	$11,648,610	$609,472	$12,258,082
Goodwill	242,561	—	242,561
(1) Includes $9,197 in provision for credit losses on unfunded commitments.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2021	Banking(3)	Mortgage	Consolidated
Net interest income	$257,726	$(111)	$257,615
Provisions for credit losses(1)	(30,224)	—	(30,224)
Mortgage banking income(2)	—	146,990	146,990
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(10,775)	(10,775)
Other noninterest income	39,223	(402)	38,821
Depreciation and amortization	5,267	1,021	6,288
Amortization of intangibles	4,178	—	4,178
Other noninterest expense(3)	163,261	108,938	272,199
Income before income taxes	$154,467	$25,743	$180,210
Income tax expense			38,744
Net income applicable to FB Financial Corporation and noncontrolling interest			141,466
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$141,458
Total assets	$10,712,281	$1,098,009	$11,810,290
Goodwill	242,561	—	242,561
(1)Includes $(2,875) in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.
The Banking segment provides the Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit is recorded as interest income to our Banking segment and as interest expense to the Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit was $4,143 and $14,659 for the three and nine months ended September 30, 2022, respectively, and $6,075 and $17,585 for the three and nine months ended September 30, 2021, respectively.
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2022 and December 31, 2021, the Bank and Company met all capital adequacy requirements to which they are subject.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Actual and required capital amounts and ratios are included below as of the dates indicated.

As oAs of September 30, 2022	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,501,110	13.0%	$1,210,236	10.5%	N/A	N/A
FirstBank	1,472,955	12.8%	1,208,502	10.5%	$1,150,954	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,287,489	11.2%	$979,715	8.5%	N/A	N/A
FirstBank	1,259,334	10.9%	978,311	8.5%	$920,764	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,287,489	10.7%	$479,489	4.0%	N/A	N/A
FirstBank	1,259,334	10.5%	479,290	4.0%	$599,113	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,257,489	10.9%	$806,824	7.0%	N/A	N/A
FirstBank	1,259,334	10.9%	805,668	7.0%	$748,120	6.5%

As of December 31, 2021	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,434,581	14.5%	$1,039,984	10.5%	N/A	N/A
FirstBank	1,396,407	14.1%	1,038,760	10.5%	$989,295	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,251,874	12.6%	$841,892	8.5%	N/A	N/A
FirstBank	1,213,700	12.3%	840,901	8.5%	$791,436	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,251,874	10.5%	$474,831	4.0%	N/A	N/A
FirstBank	1,213,700	10.2%	474,044	4.0%	$592,555	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,221,874	12.3%	$693,322	7.0%	N/A	N/A
FirstBank	1,213,700	12.3%	692,507	7.0%	$643,042	6.5%
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
The following table summarizes information about the changes in restricted stock units for the nine months ended September 30, 2022.

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	492,320	$36.06
Granted	143,036	43.74
Vested	(202,652)	36.12
Forfeited	(46,496)	34.51
Balance at end of period (unvested)	386,208	$38.99

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The total fair value of restricted stock units vested and released was $1,474 and $7,320 for the three and nine months ended September 30, 2022, respectively, and $10,749 and $15,941 for the three and nine months ended September 30, 2021, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $1,701 and $5,753 for the three and nine months ended September 30, 2022, respectively, and $2,365 and $7,024 for the three and nine months ended September 30, 2021, respectively. This included amounts paid related to director grants and compensation elected to be settled in stock amounting to $171 and $485 during the three and nine months ended September 30, 2022, respectively, and $168 and $467 during the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, there was $10,686 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.3 years. Additionally, as of September 30, 2022, there were 1,737,539 shares available for issuance under the Company's stock compensation plans. As of September 30, 2022 and December 31, 2021, there were $265 and $274, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.
Performance Based Restricted Stock Units
The following table summarizes information about the changes in PSUs as of and for the nine months ended September 30, 2022.

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	115,750	$40.13
Granted	69,291	44.44
Vested	—	—
Forfeited or expired	(10,659)	42.76
Balance at end of period (unvested)	174,382	$41.68
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
As of September 30, 2022, the Company determined the probability of meeting the performance criteria for each grant and recorded compensation cost associated when factoring in the conversion of PSUs to shares of common stock.

Grant Year	Vest Year	Shares Outstanding
2020	2023	49,964
2021	2024	59,496
2022	2025	64,922
The Company recorded compensation cost of $832 and $2,400 during the three and nine months ended September 30, 2022 respectively, and $551 and $1,041 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $9,753, and the remaining performance period over which the cost could be recognized was 2.0 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). During the three and nine months ended September 30, 2022, there were 11,798 and 26,950 shares of common stock, respectively, issued under the ESPP with proceeds from employee payroll withholdings of $499 and $1,087. During the three and nine months ended September 30, 2021, there were 15,744 and 37,310 shares of common stock issued under the ESPP, respectively, with proceeds from employee payroll withholdings of $632 and $1,443, respectively. As of September 30, 2022, there were 2,314,746 shares available for issuance under the ESPP, respectively.
Note (14)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management, significant shareholders, and executive officers of the Company and their related interests in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2022	$29,010
New loans and advances	55,428
Change in related party status	(9,939)
Repayments	(2,345)
Loans outstanding at September 30, 2022	$72,154
Unfunded commitments to certain executive officers, certain management and directors and their related interests totaled $34,875 and $10,994 at September 30, 2022 and December 31, 2021, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $311,197 and $312,956 as of September 30, 2022 and December 31, 2021, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. The Company had $1 and $6 in unamortized leasehold improvements related to these leases at September 30, 2022 and December 31, 2021, respectively. These improvements are being amortized over a term not to exceed the length of the lease. Lease expense for these properties totaled $96 and $297 for the three and nine months ended September 30, 2022, respectively, and $128 and $388 for the three and nine months ended September 30, 2021.
(D) Aviation lease and time sharing agreement:
During the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also maintains a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. During the three and nine months ended September 30, 2022, the Company recognized income amounting to $17 and $36, respectively, under this agreement. No such income was recognized during the three and nine months ended September 30, 2021. Additionally, the Company is a participant to an aviation time sharing agreement for an aircraft owned by an entity that is owned by one of the Company's directors and one of the Company's former directors. During the nine months ended September 30, 2021, the Company made payments of $32 under this agreement. No such payments were made during the three months ended September 30, 2021 nor the three and nine months ended September 30, 2022.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the nine months ended September 30, 2021, the Company paid $605 under this agreement related to the secondary offering completed during the second quarter of 2021. No such expenses were incurred during the three months ended September 30, 2021 nor three and nine months ended September 30, 2022.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at September 30, 2022 and December 31, 2021, and our results of operations for the three and nine months ended September 30, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on February 25, 2022, and with the accompanying unaudited notes to the consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s business operations, assets, valuations, financial conditions, results of operations, future plans, strategies, and expectations, including expectations around interest rates, inflation, unemployment, mortgage markets, and changing economic markets generally . These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes in government interest rate policies and its impact on the Company’s business, NIM, and mortgage operations, (3) the Company’s ability to effectively manage problem credits, (4) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (5) difficulties and delays in integrating acquired businesses or fully realizing costs savings, revenue synergies and other benefits from future and prior acquisitions, (6) the Company’s ability to successfully execute its various business strategies, (7) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (8) the potential impact of the phase-out of LIBOR or other changes involving LIBOR, (9) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (10) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, (11) the adverse effects of the ongoing global COVID-19 pandemic, including the effect of actions taken to mitigate its impact on individuals or the economy broadly, (12) natural disasters or acts of war or terrorism, (13) international or political instability, including the impacts related to or resulting from Russia’s military action in Ukraine and additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments, and (14) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the company. The Company qualifies all forward-looking statements by these cautionary statements.
Critical accounting policies
Our financial statements are prepared in accordance with U.S. GAAP and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards if applicable, are discussed in further detail in Note 1, "Basis of presentation," in the notes to our consolidated financial statements in our Annual Report. Further, any updates made to our accounting policies since our Annual report are detailed in Note 1, "Basis of presentation," within this Report herein.
Financial highlights
The following table presents certain selected historical consolidated income statement data and key performance indicators as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended		As of or for the nine months ended,		As of or for the year-ended
	September 30,		September 30,		December 31,
(dollars in thousands, except per share data and %)	2022	2021	2022	2021	2021
Statement of Income Data
Net interest income	111,384	88,476	$301,737	$257,615	$347,370
Provisions for credit losses	11,367	(2,531)	19,438	(30,224)	(40,993)
Total noninterest income	22,592	59,006	97,198	175,036	228,255
Total noninterest expense	81,847	95,007	268,116	282,665	373,567
Income before income taxes	40,762	55,006	111,381	180,210	243,051
Income tax expense	8,931	9,716	24,961	38,744	52,750
Net income applicable to noncontrolling interest	—	—	8	8	16
Net income applicable to FB Financial Corporation	$31,831	$45,290	$86,412	$141,458	$190,285
Net income applicable to FB Financial Corporation and noncontrolling interest	31,831	45,290	86,420	141,466	190,301
Net interest income (tax-equivalent basis)	$112,145	$89,230	$304,003	$259,919	$350,456
Per Common Share
Basic net income	$0.68	$0.96	$1.83	$2.99	$4.01
Diluted net income	0.68	0.94	1.83	2.95	3.97
Book value(1)	27.30	29.36	27.30	29.36	30.13
Tangible book value(2)	21.85	23.90	21.85	23.90	24.67
Cash dividends declared	0.13	0.11	0.39	0.33	0.44
Selected Ratios
Return on average:
Assets(3)	1.05%	1.51%	0.93%	1.61%	1.61%
Common shareholders' equity(3)	9.45%	12.9%	8.45%	14.1%	14.0%
Tangible common equity(2)	11.7%	15.9%	10.4%	17.5%	17.3%
Average shareholders' equity to average assets	11.1%	11.7%	11.1%	11.4%	11.5%
Net interest margin (tax-equivalent basis)	3.93%	3.20%	3.50%	3.19%	3.19%
Efficiency ratio	61.1%	64.4%	67.2%	65.3%	64.9%
Adjusted efficiency ratio (tax-equivalent basis)(2)	60.7%	64.7%	63.3%	65.4%	65.8%
Loans held for investment to deposit ratio	91.0%	72.4%	91.0%	72.4%	70.2%
Yield on interest-earning assets	4.53%	3.49%	3.86%	3.56%	3.53%
Cost of interest-bearing liabilities	0.90%	0.42%	0.54%	0.52%	0.48%
Cost of total deposits	0.52%	0.26%	0.32%	0.32%	0.30%
Credit Quality Ratios
Allowance for credit losses to loans, net of unearned income(4)	1.48%	1.91%	1.48%	1.91%	1.65%
Net recoveries (charge-offs) as a percentage of average loans HFI	—%	(0.13)%	(0.02)%	(0.07)%	(0.08)%
Total nonperforming assets as a percentage of total assets(5)	0.62%	0.50%	0.62%	0.50%	0.50%
Nonperforming loans HFI to loans HFI, net of unearned income	0.47%	0.59%	0.47%	0.59%	0.62%

	As of or for the three months ended		As of or for the nine months ended,		As of or for the year ended
	September 30,		September 30,		December 31,
	2022	2021	2022	2021	2021
Capital Ratios (Company)
Total common shareholders' equity to assets	10.5%	11.9%	10.5%	11.9%	11.4%
Tier 1 capital (to average assets)	10.7%	10.4%	10.7%	10.4%	10.5%
Tier 1 capital (to risk-weighted assets(6)	11.2%	12.7%	11.2%	12.7%	12.6%
Total capital (to risk-weighted assets)(6)	13.0%	14.6%	13.0%	14.6%	14.5%
Tangible common equity to tangible assets(2)	8.54%	9.87%	8.54%	9.87%	9.51%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (6)	10.9%	12.4%	10.9%	12.4%	12.3%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	10.5%	11.7%	10.5%	11.7%	11.3%
Tier 1 capital (to average assets)	10.5%	10.0%	10.5%	10.0%	10.2%
Tier 1 capital (to risk-weighted assets)(6)	10.9%	12.2%	10.9%	12.2%	12.3%
Total capital to (risk-weighted assets)(6)	12.8%	14.2%	12.8%	14.2%	14.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (6)	10.9%	12.2%	10.9%	12.2%	12.3%
(1)Book value per share equals our total common shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 46,926,377, 47,707,634 and 47,549,241 as of September 30, 2022, September 30, 2021 and December 31, 2021, respectively.
(2)These measures are not measures recognized under generally accepted accounting principles (United States), and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a reconciliation of these measures to their most comparable GAAP measures.
(3)We have calculated our return on average assets and return on average common equity for a period by dividing annualized net income or loss for that period by our average assets and average equity, as the case may be, for that period. We calculate our average assets and average common equity for a period by dividing the sum of our total asset balance or total common shareholders' equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period.
(4)Excludes reserve for credit losses on unfunded commitments.
(5)Includes optional right to repurchase seriously delinquent GNMA loans previously sold recorded as of September 30, 2022. Additional information on the Company's change in accounting estimate can be found in Note 1, "Basis of Presentation" within the Notes to the Consolidated financial statements included within this Report and under the "Asset Quality" subheading within this MD&A herein.
(6)We calculate our risk-weighted assets using the standardized method of the Basel III Framework.

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
The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

(In Thousands, Except Share Data and %)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$81,847	$95,007	$268,116	$282,665	$373,567
Less mortgage restructuring expenses	—	—	12,458	—	—
Less offering expenses	—	—	—	605	605
Less gain on lease terminations	—	—	—	(787)	(787)
Less certain charitable contributions	—	—	—	—	1,422
Adjusted noninterest expense	$81,847	$95,007	$255,658	$282,847	$372,327
Net interest income (tax-equivalent basis)	$112,145	$89,230	$304,003	$259,919	$350,456
Total noninterest income	22,592	59,006	97,198	175,036	228,255
Less (loss) gain on change in fair value on commercial loans held for sale	(387)	740	(2,571)	1,251	11,172
Less loss on swap cancellation	—	(1,510)	—	(1,510)	(1,510)
Less gain (loss) on sales or write-downs of other real estate owned	435	2,005	(89)	2,478	2,504
Less (loss) gain on other assets	(6)	177	76	162	323
Less (loss) gain from securities, net	(140)	51	(401)	278	324
Adjusted noninterest income	$22,690	$57,543	$100,183	$172,377	$215,442
Adjusted operating revenue	$134,835	$146,773	$404,186	$432,296	$565,898
Efficiency ratio (GAAP)	61.1%	64.4%	67.2%	65.3%	64.9%
Adjusted efficiency ratio (tax-equivalent basis)	60.7%	64.7%	63.3%	65.4%	65.8%

Tangible book value per common share and tangible common equity to tangible assets
Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by our management to evaluate capital adequacy. Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the Company's capital position to other companies. The most directly comparable financial measure calculated in accordance with GAAP is book value per common share and our total common shareholders' equity to total assets.
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	As of September 30,		As of December 31,
(In Thousands, Except Share Data and %)	2022	2021	2021
Tangible Assets
Total assets	$12,258,082	$11,810,290	$12,597,686
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(13,407)	(18,248)	(16,953)
Tangible assets	$12,002,114	$11,549,481	$12,338,172
Tangible Common Equity
Total common shareholders' equity	$1,281,161	$1,400,913	$1,432,602
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(13,407)	(18,248)	(16,953)
Tangible common equity	$1,025,193	$1,140,104	$1,173,088
Common shares outstanding	46,926,377	47,707,634	47,549,241
Book value per common share	$27.30	$29.36	$30.13
Tangible book value per common share	$21.85	$23.90	$24.67
Total common shareholders' equity to total assets	10.5%	11.9%	11.4%
Tangible common equity to tangible assets	8.54%	9.87%	9.51%
Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders' equity and excludes the impact of goodwill and other intangibles. This measurement is also used by our management to evaluate capital adequacy. The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders' equity and return on average tangible common equity to return on average shareholders' equity:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In Thousands, Except %)	2022	2021	2022	2021	2021
Return on average tangible common equity
Total average common shareholders' equity	$1,336,143	$1,389,201	$1,368,025	$1,344,613	$1,361,637
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)	(242,561)	(242,561)
Average intangibles, net	(13,953)	(18,950)	(15,149)	(22,289)	(19,606)
Average tangible common equity	$1,079,629	$1,127,690	$1,110,315	$1,079,763	$1,099,470
Net income applicable to FB Financial Corporation	$31,831	$45,290	$86,412	$141,458	$190,285
Return on average common shareholders' equity	9.45%	12.9%	8.45%	14.1%	14.0%
Return on average tangible common equity	11.7%	15.9%	10.4%	17.5%	17.3%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank, the third largest bank headquartered in Tennessee, based on total assets. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia, and mortgage offices across the Southeast. As of September 30, 2022, our footprint included 82 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Recent developments
Mortgage restructuring
On May 10, 2022, we announced the restructuring of our Mortgage segment (referred to herein as "Mortgage restructuring"), including the exit from our direct-to-consumer channel, which is one of two delivery channels in the Mortgage segment. As a result of exiting this channel, we recorded restructuring expenses of $12.5 million during the nine months ended September 30, 2022. The repositioning of our Mortgage segment does not qualify to be reported as discontinued operations. We plan to continue originating and selling residential mortgage loans within our Mortgage segment through our traditional consumer-facing mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in our HFI loan portfolio.
Overview of recent financial performance
Results of operations
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
Our net income decreased during the three months ended September 30, 2022 to $31.8 million, down from $45.3 million for the three months ended September 30, 2021. Diluted earnings per common share were $0.68 and $0.94 for the three months ended September 30, 2022 and 2021, respectively. Our net income represented a return on average assets, or ROAA, of 1.05% and 1.51% for the three months ended September 30, 2022 and 2021, respectively and a return on average shareholders’ equity, or ROAE, of 9.45% and 12.9% for the same periods. Our ratio of return on average tangible common equity, or ROATCE for the three months ended September 30, 2022 and 2021 was 11.7% and 15.9%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended September 30, 2022, our net interest income increased to $111.4 million compared with $88.5 million for the three months ended September 30, 2021. Our net interest margin, on a tax-equivalent basis, increased to 3.93% for the three months ended September 30, 2022, compared with 3.20% for the three months ended September 30, 2021. The increase was primarily driven by our loan growth, increased interest rates and a shift in balance sheet composition during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
We experienced a decrease in noninterest income of $36.4 million to $22.6 million for the three months ended September 30, 2022, compared with $59.0 million for the same period in the prior year. A decrease of $33.0 million in mortgage banking income was the primary driver for the downward movement in noninterest income, which was the result of interest rate increases and an overall slowdown in mortgage activity experienced throughout the industry.
Noninterest expense decreased to $81.8 million for the three months ended September 30, 2022, compared with $95.0 million for the three months ended September 30, 2021. The decrease in noninterest expense is primarily driven by decreases in salaries, commissions and employee benefit expenses due to a decrease in mortgage production volume.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Our net income decreased during the nine months ended September 30, 2022 to $86.4 million from $141.5 million for the nine months ended September 30, 2021. Diluted earnings per common share were $1.83 and $2.95 for the nine months ended September 30, 2022 and 2021, respectively. Our net income represented a return on average assets of 0.93% and 1.61% for the nine months ended September 30, 2022 and 2021, respectively, and a return on average equity of 8.45% and 14.1% for the same periods. Our ratio of return on average tangible common equity for the nine months ended September 30, 2022 and 2021 were 10.4% and 17.5%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the nine months ended September 30, 2022, our net interest income increased to $301.7 million compared with $257.6 million in the nine months ended September 30, 2021. Our net interest margin, on a tax-equivalent basis, increased to 3.50% for the nine months ended September 30, 2022 as compared to 3.19% for the nine months ended September 30, 2021. The increase was primarily driven by an increase in loan HFI origination volume, which was slightly offset by an increase in cost of funds of $1.9 million driven by rising interest rates in deposits and new short-term FHLB advances borrowed during the period.
Noninterest income for the nine months ended September 30, 2022 decreased by $77.8 million to $97.2 million, down from $175.0 million in the same period in the prior year. The decrease in noninterest income was primarily made up of a $71.7 million decrease in mortgage banking income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These results were impacted by increasing interest rates, compressing margins and a decrease in demand for residential mortgages experienced throughout the industry during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.
Noninterest expense decreased to $268.1 million for the nine months ended September 30, 2022, compared with $282.7 million for the nine months ended September 30, 2021. The decrease in noninterest expense is reflective of the $31.8 million decrease in salaries, commissions and employee-related costs in the Mortgage segment related to the reduction in mortgage production, which was partially offset by mortgage restructuring expenses of $12.5 million incurred during the nine months ended September 30, 2022 associated with the exit of our direct-to-consumer internet delivery channel.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Income before taxes from the Banking segment decreased for the three months ended September 30, 2022 to $44.4 million, compared to $46.2 million for the three months ended September 30, 2021. These results were primarily driven by an increase in provisions for credit losses of $13.9 million to $11.4 million (including a provision for credit losses on unfunded commitments of $3.2 million) for the three months ended September 30, 2022 compared to a net reversal in provisions for credit losses of $2.5 million for the three months ended September 30, 2021, reflecting growth in loans HFI during the three months ended September 30, 2022 and changing economic outlook when compared to the three months ended September 30, 2021. Noninterest income decreased to $10.3 million in the three months ended September 30, 2022 as compared to $13.8 million in the three months ended September 30, 2021. The decrease in our noninterest income during the three months ended September 30, 2022 is partially attributable to a $2.3 million decrease in ATM and interchange fees due to the expiration of our exemption from the Durbin amendment becoming effective for the Company during the current period, which limits interchange fees for banking institutions with asset sizes greater than $10 billion. Additionally, gains on sales or write-downs of other real estate owned decreased $1.6 million to $0.4 million during the three months ended September 30, 2022, compared to gains of $2.0 million during the three months ended September 30, 2021. Noninterest expense increased during the three months ended September 30, 2022 to $65.9 million, from $58.8 million for three months ended September 30, 2021 due to increases in salaries, marketing and occupancy and temporary increases in legal and professional expenses.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Income before taxes from the Banking segment decreased for the nine months ended September 30, 2022 to $130.5 million, compared to $154.5 million for the nine months ended September 30, 2021. Net interest income increased by $44.0 million to $301.7 million during the nine months ended September 30, 2022 compared to $257.7 million during the nine months ended September 30, 2021. Our provisions for credit losses on loans HFI and unfunded loan commitments resulted in $19.4 million of provision expense during the nine months ended September 30, 2022 compared to $30.2 million reversal of provision expense in the same period in the previous year. Noninterest income decreased to $33.0 million in the nine months ended September 30, 2022 as compared to $39.2 million in the nine months ended September 30, 2021. Similar to the discussion above, the decrease in ATM and interchange fees, gain on sales or write-downs of other real estate owned and the change in the fair value of our commercial loans held for sale were the main drivers in the decrease in our noninterest income period-over-period. During the nine months ended September 30, 2022, ATM and interchange fees decreased $1.5 million, gain on sales or write-downs of other real estate owned decreased $2.6 million and the change in the fair value of our commercial loans held for sale decreased $3.9 million for the nine months ended September 30, 2021. Noninterest expense was $184.8 million for nine months ended September 30, 2022 compared to $172.7 million for the same period in the previous year mainly due to increases in salaries, advertising, occupancy and temporary increases in legal and professional fees.
Mortgage
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The Mortgage segment reported a pre-tax loss of $3.7 million for the three months ended September 30, 2022, compared to income of $8.9 million for the three months ended September 30, 2021. Noninterest income decreased by $32.9 million to $12.3 million for the three months ended September 30, 2022, compared with $45.2 million for the three months ended September 30, 2021, primarily related to a decrease in mortgage banking income and compressing margins impacted by the rising interest rate environment and a reduction in interest rate lock commitment volume.
Noninterest expense for the three months ended September 30, 2022 and 2021 was $16.0 million and $36.2 million, respectively. This reflects a decrease in salaries, commissions, incentives and employee benefits due to a reduction in production volume.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Activity in our Mortgage segment resulted in a pre-tax net loss of $19.1 million for the nine months ended September 30, 2022 as compared to income of $25.7 million for the nine months ended September 30, 2021. There was a decrease in mortgage banking income of $71.7 million to $64.5 million during the nine months ended September 30, 2022 compared to $136.2 million for the nine months ended September 30, 2021. This was a result of interest rate increases, compressing margins, and a decrease in demand for residential mortgages, which lead to a 57.4% decrease in interest rate lock volume during the nine months ended September 30, 2022 compared with the same period in the prior year. Noninterest expense for the nine months ended September 30, 2022 and 2021 was $83.3 million and $110.0 million, respectively, reflecting decreases in commissions and incentive costs associated with the decrease in production volume partially offset by mortgage restructuring expenses of $12.5 million during the current period compared with the same period in the previous year.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2022 and 2021.

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
During the three and nine months ended September 30, 2022, the US Treasury yield curve remained inverted as long-term rates increased at a slower pace than short-term rates. This compares to the three and nine months ended September 30, 2021, when the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant. The Federal Funds Target Rate range was 0% - 0.25% and 3.00% - 3.25% as of December 31, 2021 and September 30, 2022, respectively. Effective November 2, 2022, the Federal Reserve increased the target range for the federal funds rate to 3.75% to 4.00% and additional increases in the target range are anticipated to slow inflation.
Three months ended September 30, 2022 compared to three months ended September 30, 2021
On a tax-equivalent basis, net interest income increased by $22.9 million to $112.1 million for the three months ended September 30, 2022 as compared to $89.2 million for the three months ended September 30, 2021. The increase in tax-equivalent net interest income for the three months ended September 30, 2022 was primarily driven by an increase in volume of loans HFI combined with increased interest rates for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. These fluctuations resulted in a 150.2% average interest-earning assets to average interest-bearing liabilities ratio compared to a 142.3% average interest-earning assets to average interest-bearing liabilities ratio for the three months ended September 30, 2021.
Interest income, on a tax-equivalent basis, was $129.2 million for the three months ended September 30, 2022, compared to $97.4 million for the three months ended September 30, 2021, an increase of $31.8 million primarily driven by increased interest income on loans HFI. Interest income on loans HFI, on a tax-equivalent basis, increased $30.4 million to $114.5 million for the three months ended September 30, 2022 from $84.1 million for the three months ended September 30, 2021. The increase in interest income on loans HFI was driven by both an increase in volume and yield period-over-period. The average loans HFI outstanding increased by $1.56 billion to $8.81 billion for the three months ended September 30, 2022 compared to $7.25 billion for the three months ended September 30, 2021. The increased loan HFI volume attributed $20.3 million to the total increase in interest income. The tax-equivalent yield on loans held for investment was 5.16% for the three months ended September 30, 2022, up 55 basis points from the three months ended September 30, 2021. The increase in yield was primarily due to the impact of interest rate hikes as well as loans with lower contractual rates maturing and new loans originated at higher interest rates. We expect loan yields to continue to increase due to the current interest rate environment discussed above. The increase in loan HFI tax-equivalent yield attributed $10.0 million to the total increase in interest income for the three months ended September 30, 2022.
Interest expense was $17.1 million for the three months ended September 30, 2022, an increase of $8.9 million as compared to the three months ended September 30, 2021. The primary driver for the increase was due an increase in interest expense on interest bearing checking, money market deposits and FHLB advances. Interest expense on interest-bearing checking deposits increased by $3.5 million to $5.8 million for the three months ended September 30, 2022, compared to $2.3 million for the three months ended September 30, 2021. Interest expense on money market deposits increased by $2.4 million to $4.7 million for the three months ended September 30, 2022, compared to $2.3 million for the three months ended September 30, 2021. The driver for the increase in interest expense on interest bearing checking deposits and money market deposits is due to an increase in deposit rate which increased by 51 basis points and 42 basis points period-over-period, respectively. In addition, during three months ended September 30, 2022, we drew on FHLB advances which resulted in a $2.2 million in interest expense. There was no such interest expense for the three months ended September 30, 2021.
During the first quarter of 2022, we entered into three designated fair value hedges to mitigate the effect of changing rates on various fixed rate liabilities, including certain money market deposits and subordinated debt. The fair value hedge on money market deposits increased interest expense by $0.3 million during the three months ended September 30, 2022.

Our NIM, on a tax-equivalent basis, increased to 3.93% during the three months ended September 30, 2022 from 3.20% in the three months ended September 30, 2021, driven by a change in balance sheet mix which is reflected in the increase in our average interest-earning assets to average interest-bearing liabilities ratio discussed above. This change in balance sheet mix was further illustrated by a decrease in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. During the three months ended September 30, 2022, we deployed excess liquidity in our balance sheet funding strategy and as such, excess liquidity did not impact our NIM for the three months ended September 30, 2022. In contrast, we estimate excess liquidity during the three months ended September 30, 2021 to have negatively impacted our NIM by approximately 28 basis points. Origination and other loan fees increased the NIM by 23 basis point for the three months ended September 30, 2022 and 2021.
The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,
	2022		2021
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans held for investment(1)(2)	$106,405	4.79%	$77,150	4.23%
Origination and other loan fee income(2)	6,665	0.30%	6,377	0.35%
Accretion on purchased loans	949	0.05%	157	0.01%
Nonaccrual interest collections	469	0.02%	431	0.02%
Total loans HFI yield	$114,488	5.16%	$84,115	4.61%
1.Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
2.Includes $0.1 million of loan contractual interest and $0.4 million of loan fees related to PPP loans for three months ended September 30, 2021. Amounts in the current period are not meaningful.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2022			2021
(dollars in thousands on tax-equivalent basis)	Average balances (1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans(2)(3)	$8,810,094	$114,488	5.16%	$7,245,313	$84,115	4.61%
Mortgage loans held for sale(4)	124,358	1,626	5.19%	709,654	4,687	2.62%
Commercial loans held for sale	36,291	670	7.32%	108,863	1,282	4.67%
Securities:(4)
Taxable	1,469,934	6,843	1.85%	1,117,647	3,989	1.42%
Tax-exempt(3)	298,905	2,459	3.26%	311,151	2,546	3.25%
Total Securities(3)	1,768,839	9,302	2.09%	1,428,798	6,535	1.81%
Federal funds sold and reverse repurchase agreements’	160,597	877	2.17%	145,315	135	0.37%
Interest-bearing deposits with other financial institutions	361,684	1,850	2.03%	1,404,772	508	0.14%
FHLB stock	49,478	431	3.46%	28,422	157	2.19%
Total interest earning assets(3)	11,311,341	129,244	4.53%	11,071,137	97,419	3.49%
Noninterest Earning Assets:
Cash and due from banks	109,681			107,263
Allowance for credit losses	(127,710)			(144,652)
Other assets(5)	744,803			881,314
Total noninterest earning assets	726,774			843,925
Total assets	$12,038,115			$11,915,062
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,821,415	$5,831	0.82%	$2,937,273	$2,298	0.31%
Money market(6)	2,551,521	4,684	0.73%	2,997,595	2,322	0.31%
Savings deposits	515,882	70	0.05%	439,470	60	0.05%
Customer time deposits(6)	1,151,843	2,535	0.87%	1,200,760	1,840	0.61%
Brokered and internet time deposits(6)	3,501	13	1.47%	32,009	76	0.94%
Time deposits	1,155,344	2,548	0.87%	1,232,769	1,916	0.62%
Total interest-bearing deposits	7,044,162	13,133	0.74%	7,607,107	6,596	0.34%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	29,580	12	0.16%	40,437	20	0.20%
Federal Home Loan Bank advances	329,130	2,155	2.60%	—	—	—%
Subordinated debt	127,263	1,792	5.59%	129,395	1,565	4.80%
Other borrowings	1,457	7	1.91%	1,547	8	2.05%
Total other interest-bearing liabilities	487,430	3,966	3.23%	171,379	1,593	3.69%
Total Interest-bearing liabilities	7,531,592	17,099	0.90%	7,778,486	8,189	0.42%
Noninterest bearing liabilities:
Demand deposits	2,973,650			2,596,650
Other liabilities	196,637			150,632
Total noninterest-bearing liabilities	3,170,287			2,747,282
Total liabilities	10,701,879			10,525,768
FB Financial Corporation common shareholders' equity	1,336,143			1,389,201
Noncontrolling interest	93			93
Shareholders' equity	1,336,236			1,389,294
Total liabilities and shareholders' equity	$12,038,115			$11,915,062
Net interest income (tax-equivalent basis)		$112,145			$89,230
Interest rate spread (tax-equivalent basis)			3.63%			3.07%
Net interest margin (tax-equivalent basis)(7)			3.93%			3.20%
Cost of total deposits			0.52%			0.26%
Average interest-earning assets to average interest-bearing liabilities			150.2%			142.3%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans are included in average loan balances. Origination and other loan fee income of $6.7 million and $6.4 million, net accretion of $0.9 million and $0.2 million, and nonaccrual interest collections of $0.5 million and $0.4 million are included in interest income in the three months ended September 30, 2022 and 2021, respectively.
(3)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million for both the three months ended September 30, 2022 and 2021.
(4)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.
(5)Includes investments in premises and equipment, other real estate owned, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(6)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $180 thousand and $426 thousand of interest rate premium accretion on customer time deposits and $5 thousand and $99 thousand of interest rate premium accretion on brokered and internet deposits for the three months ended September 30, 2022 and 2021, respectively.
(7)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
On a tax-equivalent basis, net interest income increased $44.1 million to $304.0 million for the nine months ended September 30, 2022 as compared to $259.9 million for the nine months ended September 30, 2021. The increase in tax-equivalent net interest income for the nine months ended September 30, 2022 was primarily driven by an increase in the average volume of loans held for investment outstanding. Further, the our net interest income increase was driven a change in balance sheet mix which is reflected in our average interest-bearing deposits with other financial institutions to average earning assets ratio which decreased to 8.70% for the nine months ended September 30, 2022 compared to 13.60% for the nine months ended September 30, 2021.
Interest income, on a tax-equivalent basis, was $336.1 million for the nine months ended September 30, 2022, compared to $290.1 million for the nine months ended September 30, 2021, an increase of $46.0 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $43.1 million to $293.6 million for the nine months ended September 30, 2022 from $250.5 million for the nine months ended September 30, 2021. This is due to an increase in the average loans held for investment balance outstanding which increased to $8.30 billion for the nine months ended September 30, 2022 compared to $7.11 billion for the nine months ended September 30, 2021. The increase in average loan balance is due to the increased economic activity in our primary markets and combined with lower than expected payoffs during the period. We expect loan growth to slow down in future quarters relative to prior quarters to position for potential economic headwinds in 2023. The average yield on loans HFI increased by 2 basis points period-over-period to 4.73% for the nine months ended September 30, 2022. Contractual loan interest rates yielded 4.40% in the nine months ended September 30, 2022 compared with 4.31% in the nine months ended September 30, 2021. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 5 points higher for the nine months ended September 30, 2021. PPP loans did not impact our contractual loan yield for the nine months ended September 30, 2022.
Our yield on interest-earning assets increased to 3.86% for the nine months ended September 30, 2022 from 3.56% for the nine months ended September 30, 2021 largely due to the change in balance sheet composition discussed above and due to the current interest rate environment. The increase discussed above was partially offset by a $425.3 million decrease in our average mortgage loans held for sale portfolio for the nine months ended September 30, 2022 compared to the same balance for the nine months ended September 30, 2021. This balance decreased due to lower mortgage origination volumes which resulted from an increasing interest rate environment, continued housing inventory shortages, and compressed margins. Interest income on mortgage loans held for sale decreased by $6.4 million period-over-period.
Interest expense was $32.1 million for the nine months ended September 30, 2022, an increase of $1.9 million as compared to the nine months ended September 30, 2021. The increase was largely attributed to the FHLB advances which we entered into during the nine months ended September 30, 2022. Interest expense on our FHLB advances was $2.2 million for the nine months ended September 30, 2022. There was no such expense for the nine months ended September 30, 2021. Interest expense on interest-bearing checking deposits increased to $11.6 million for the nine months ended September 30, 2022 from $8.0 million for the nine months ended September 30, 2021 primarily due to increase in rates period-over-period. The average rate on interest-bearing checking deposits increased 10 basis points from 0.37% for the nine months ended September 30, 2021 to 0.47% for the nine months ended September 30, 2022.
The increase in interest expense during the period was partially offset by a $1.2 million decrease in interest expense on customer time deposits period-over-period. This decrease was largely driven by an decrease in the average customer time deposits outstanding which decreased to $1.12 billion for the nine months ended September 30, 2022 compared to $1.29 billion for the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, we entered into three designated fair value hedges to mitigate the effect of changing rates on various fixed rate liabilities, including certain money market deposits and subordinated debt. The fair value hedge on money market deposits decreased interest expense by $0.4 million during the nine months ended September 30, 2022.
The average balance on our subordinated debt decreased to $128.4 million for the nine months ended September 30, 2022 compared to $155.7 million for the nine months ended September 30, 2021. As a result, interest expense on subordinated debt decreased to $4.7 million for the nine months ended September 30, 2022 compared to $5.7 million for the nine months ended September 30, 2021. The fair value hedge on subordinated debt lowered interest expense by $0.2 million during the nine months ended September 30, 2022.

Overall, our NIM, on a tax-equivalent basis, increased to 3.50% for the nine months ended September 30, 2022 from 3.19% for the nine months ended September 30, 2021, driven by the change in balance sheet composition. Our average interest-earning assets to average interest-bearing liabilities increased to 145.9% for the nine months ended September 30, 2022 from 139.9% for the nine months ended September 30, 2021. The change in our balance sheet composition was further illustrated by a decrease in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 13 basis points for the nine months ended September 30, 2022. This compares to excess liquidity representing 32 basis points of negative impact to our NIM during the nine months ended September 30, 2021. Our NIM for the nine months ended September 30, 2022 was negatively affected by 3 basis points from a $2.2 million in accelerated purchase accounting premium on purchased loans which was primarily driven by two purchased credit deteriorated loans with balances totaling $21.4 million paying off early.
The components of our loan yield, a key driver to our net interest margin for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans held for investment (1)(2)	$273,199	4.40%	$229,105	4.31%
Origination and other loan fee income (2)	18,574	0.30%	19,945	0.37%
Amortization on purchased loans	(1,339)	(0.02)%	(127)	—%
Nonaccrual interest collections	2,059	0.03%	1,623	0.03%
Syndicated loan fee income	1,150	0.02%	—	—%
Total loans HFI yield	$293,643	4.73%	$250,546	4.71%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
(2)Includes $0.8 million of loan contractual interest and $3.1 million of loan fee income related to PPP loans for the nine months ended September 30, 2021, respectively. Amounts in the current year period are not significant.
Net amortization on purchased loans lowered the NIM by 2 basis points for the nine months ended September 30, 2022. Amortization on purchased loans did not impact our NIM for the nine months ended September 30, 2021. The increase in net amortization is due to the continued impact of purchase accounting resulting from our mergers, which can fluctuate based on volume of early pay-offs as discussed above. As a result of the Franklin merger, a $11.3 million premium was recorded on August 15, 2020 which is being amortized as a reduction to loan interest income. As of September 30, 2022 and December 31, 2021, the remaining net discount on all acquired loans amounted to $3.6 million and $2.3 million, respectively. Excluding PPP loans, our NIM would have been 5 basis points higher for the nine months ended September 30, 2021. PPP loans did not impact our NIM for the nine months ended September 30, 2022.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(3)	$8,302,649	$293,643	4.73%	$7,111,240	$250,546	4.71%
Mortgage loans held for sale(4)	269,794	7,542	3.74%	695,056	13,925	2.68%
Commercial loans held for sale	56,951	2,316	5.44%	152,802	5,065	4.43%
Securities:(4)
Taxable	1,442,397	18,762	1.74%	975,886	10,652	1.46%
Tax-exempt (3)	308,418	7,474	3.24%	323,034	7,806	3.23%
Total Securities (3)	1,750,815	26,236	2.00%	1,298,920	18,458	1.90%
Federal funds sold and reverse repurchase agreements	196,282	1,490	1.01%	128,504	196	0.20%
Interest-bearing deposits with other financial institutions	1,012,061	4,039	0.53%	1,481,939	1,423	0.13%
FHLB stock	39,030	824	2.82%	30,527	470	2.06%
Total interest earning assets (3)	11,627,582	336,090	3.86%	10,898,988	290,083	3.56%
Noninterest Earning Assets:
Cash and due from banks	98,202			137,934
Allowance for credit losses	(124,635)			(157,910)
Other assets (5)	759,791			896,042
Total noninterest earning assets	733,358			876,066
Total assets	$12,360,940			$11,775,054
Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing checking	$3,262,730	$11,573	0.47%	$2,904,387	$8,005	0.37%
Money market deposits(6)	2,802,070	7,672	0.37%	2,958,864	8,753	0.40%
Savings deposits	504,215	202	0.05%	407,183	170	0.06%
Customer time deposits(6)	1,119,905	5,653	0.67%	1,288,348	6,892	0.72%
Brokered and internet time deposits(6)	8,605	86	1.34%	37,347	521	1.87%
Time deposits	1,128,510	5,739	0.68%	1,325,695	7,413	0.75%
Total interest bearing deposits	7,697,525	25,186	0.44%	7,596,129	24,341	0.43%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	28,954	38	0.18%	34,807	77	0.30%
Federal Home Loan Bank advances	110,916	2,155	2.60%	—	—	—%
Subordinated debt(7)	128,387	4,686	4.88%	155,704	5,725	4.92%
Other borrowings	1,480	22	1.99%	2,997	21	0.94%
Total other interest-bearing liabilities	269,737	6,901	3.42%	193,508	5,823	4.02%
Total interest-bearing liabilities	7,967,262	32,087	0.54%	7,789,637	30,164	0.52%
Noninterest bearing liabilities:
Demand deposits	2,874,223			2,477,454
Other liabilities	151,337			163,257
Total noninterest-bearing liabilities	3,025,560			2,640,711
Total liabilities	10,992,822			10,430,348
FB Financial Corporation common shareholders' equity	1,368,025			1,344,613
Noncontrolling interest	93			93
Shareholders' equity	1,368,118			1,344,706
Total liabilities and shareholders' equity	$12,360,940			$11,775,054
Net interest income (tax-equivalent basis)		$304,003			$259,919
Interest rate spread (tax-equivalent basis)			3.32%			3.04%
Net interest margin (tax-equivalent basis) (8)			3.50%			3.19%
Cost of total deposits			0.32%			0.32%
Average interest-earning assets to average interest-bearing liabilities			145.9%			139.9%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances. Syndication fee income $1.2 million and $0, origination and other loan fee income of $18.6 million and $19.9 million, net amortization of $1.3 million and $0.1 million, and nonaccrual interest collections of $2.1 million and $1.6 million are included in interest income for the nine months ended September 30, 2022 and 2021, respectively.
(3)Includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. For the nine months ended September 30, 2022 and 2021, the net taxable-equivalent adjustment amounts included was $2.3 million for both the nine months ended September 30, 2022 and 2021, respectively.
(4)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.
(5)Includes investments in premises and equipment, OREO, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.
(6)Includes $2.8 million and $2.8 million of interest rate premium accretion on money market deposits, $0.6 million and $1.9 million on customer time deposits and $0.1 million and $0.4 million on brokered and internet time deposits for the nine months ended September 30, 2022 and 2021, respectively.
(7)Includes $0.4 million of accretion on subordinated debt fair value premium for the nine months ended September 30, 2021. There was no such accretion for nine months ended September 30, 2022.
(8)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Rate/volume analysis
The tables below present the components of the changes in net interest income for the three and nine months ended September 30, 2022 and 2021. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 due to changes in
(in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$20,334	$10,039	$30,373
Loans held for sale - residential	(7,653)	4,592	(3,061)
Loans held for sale - commercial	(1,340)	728	(612)
Securities available-for-sale and other securities:
Taxable	1,640	1,214	2,854
Tax Exempt(2)	(101)	14	(87)
Federal funds sold and reverse repurchase agreements	83	659	742
Time deposits in other financial institutions	(5,335)	6,677	1,342
FHLB stock	183	91	274
Total interest income(2)	7,811	24,014	31,825
Interest-bearing liabilities:
Interest-bearing checking	(239)	3,772	3,533
Money market(3)	(819)	3,181	2,362
Savings deposits	10	—	10
Customer time deposits(3)	(108)	803	695
Brokered and internet time deposits(3)	(106)	43	(63)
Securities sold under agreements to repurchase and federal funds purchased	(4)	(4)	(8)
Federal Home Loan Bank advances	2,155	—	2,155
Subordinated debt	(30)	257	227
Other borrowings	—	(1)	(1)
Total interest expense	859	8,051	8,910
Change in net interest income(2)	$6,952	$15,963	$22,915
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses). Origination and other loan fee income of $6.7 million and $6.4 million, net accretion of $0.9 million and $0.2 million, and nonaccrual interest collections of $0.5 million and $0.4 million are included in interest income in the three months ended September 30, 2022 and 2021, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $180 thousand and $426 thousand of interest rate premium accretion on customer time deposits and $5 thousand and $99 thousand of interest rate premium accretion on brokered and internet deposits for the three months ended September 30, 2022 and 2021, respectively.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$42,137	$960	$43,097
Loans held for sale - residential	(11,888)	5,505	(6,383)
Loans held for sale - commercial	(3,898)	1,149	(2,749)
Securities available-for-sale and other securities:
Taxable	6,068	2,042	8,110
Tax Exempt(2)	(354)	22	(332)
Federal funds sold and reverse repurchase agreements	515	779	1,294
Time deposits in other financial institutions	(1,875)	4,491	2,616
FHLB stock	180	174	354
Total interest income(2)	30,885	15,122	46,007
Interest-bearing liabilities:
Interest bearing checking	1,271	2,297	3,568
Money market deposits(4)	(429)	(652)	(1,081)
Savings deposits	39	(7)	32
Customer time deposits(4)	(850)	(389)	(1,239)
Brokered and internet time deposits(4)	(287)	(148)	(435)
Securities sold under agreements to repurchase and federal funds purchased	(8)	(31)	(39)
Federal Home Loan Bank advances	2,155	—	2,155
Subordinated debt(3)	(997)	(42)	(1,039)
Other borrowings	(23)	24	1
Total interest expense	871	1,052	1,923
Change in net interest income(2)	$30,014	$14,070	$44,084
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of ACL). Syndication fee income $1.2 million and $0, origination and other loan fee income of $18.6 million and $19.9 million, net amortization of $1.3 million and $0.1 million, and nonaccrual interest collections of $2.1 million and $1.6 million are included in interest income for the nine months ended September 30, 2022 and 2021, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0.4 million of accretion on subordinated debt fair value premium for the nine months ended September 30, 2021. There was no such accretion for nine months ended September 30, 2022.
(4)Includes $2.8 million and $2.8 million of interest rate premium accretion on money market deposits, $0.6 million and $1.9 million on customer time deposits and $0.1 million and $0.4 million on brokered and internet time deposits for the nine months ended September 30, 2022 and 2021, respectively.

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
Our allowance for credit losses calculation as of September 30, 2022 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included qualitative adjustments for projected slower GDP growth over the next two to three fiscal years, expected elevated unemployment levels, and expected interest rate increases in the short-term from the Federal Reserve. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty surrounding the potential impact and hardship on the U.S. economy. The qualitative evaluations above include considered projections that the economy may be nearing a recession. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
Three months ended September 30, 2022 compared to three months ended September 30, 2021
We recognized a provision for credit losses on loans HFI of $8.2 million as compared to a reversal of provision for credit losses of $2.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase in our provision for credit losses on loans HFI during the three months ended September 30, 2022 was a result of increased loan growth and the factors discussed above. The increase in our loans HFI combined with the economic variables signaling a possible recession in our forward-looking model compared to the improving economic variables used for the three months ended September 30, 2021 are the primary drivers of the increase in the provision for credit losses on loans HFI during the three months ended September 30, 2022. In addition, our allowance for credit losses calculation as of September 30, 2022 considered our loans and unfunded commitments with commercial exposure to address elevated risk in these assets not covered by the model.See further discussion under the subheading "Allowance for credit losses."
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a provision for credit losses on unfunded commitments of $3.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The increase in expense period-over-period is due to a $328.9 million increase in our unfunded commitment balance during the three months ended September 30, 2022 and change in macroeconomic variables discussed above.
During the three months ended September 30, 2022, our available-for-sale debt securities portfolio unrealized value declined $91.1 million to an unrealized loss position of $258.6 million as of September 30, 2022 from an unrealized loss position of $167.5 million as of June 30, 2022. During the three months ended September 30, 2021, our available-for-sale debt securities portfolio unrealized value decreased $7.9 million to an unrealized gain position of $14.4 million as of September 30, 2021 from an unrealized gain position of $22.3 million as of June 30, 2021. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and we historically have not recorded any losses associated with these investments. As such, as of September 30, 2022 and December 31, 2021, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended September 30, 2022 or 2021.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
We recognized a provision for credit losses on loans HFI for the nine months ended September 30, 2022 of $10.2 million. This compares to a reversal in provision for credit losses on loans HFI of $27.3 million recorded for the nine months ended September 30, 2021. The current period provision resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach driven by an $1.50 billion increase in loans HFI outstanding from December 31, 2021 to September 30, 2022 and the increased possibility of a future recession and inflationary pressures as discussed in further detail above. For the nine months ended September 30, 2021, the reversal in total provision for credit losses was primarily the result of improving economic forecasts allowing for a reduction of our reserves.

For the nine months ended September 30, 2022, the Company recorded a provision for credit losses on unfunded commitments of $9.2 million compared to a release in provision of $2.9 million for the nine months ended September 30, 2021. The increase in the provision for credit losses on unfunded commitments is primarily due to the increase in the total loan commitment balance combined with the qualitative evaluations discussed above.
During the nine months ended September 30, 2022, the unrealized value in our available-for-sale debt securities portfolio declined $263.3 million from an unrealized gain position of $4.7 million as of December 31, 2021. During the nine months ended September 30, 2021, the Company's available-for-sale debt securities portfolio unrealized value declined $20.2 million from an unrealized gain position of $34.6 million as of December 31, 2020. Based on our evaluation of potential credit risk in the portfolio, no provision for credit losses on available-for-sale debt securities was required during the nine months ended September 30, 2022 or 2021.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Mortgage banking income	$12,384	$45,384	$64,474	$136,215
Service charges on deposit accounts	3,208	2,612	9,030	7,217
ATM and interchange fees	2,614	4,868	13,054	14,590
Investment services and trust income	2,227	2,511	6,634	7,518
(Loss) gain from securities, net	(140)	51	(401)	278
Gain (loss) on sales or write-downs of other real estate owned	435	2,005	(89)	2,478
(Loss) gain from other assets	(6)	177	76	162
Other income	1,870	1,398	4,420	6,578
Total noninterest income	$22,592	$59,006	$97,198	$175,036
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Noninterest income amounted to $22.6 million for the three months ended September 30, 2022, a decrease of $36.4 million, or 61.7%, as compared to $59.0 million for the three months ended September 30, 2021. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage loan servicing fees, which includes the net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $12.4 million and $45.4 million for the three months ended September 30, 2022 and 2021, respectively.
During the quarter, we completed our wind-down from our direct-to-consumer internet delivery channel, resulting in lower volume of activity and revenue within our Mortgage segment. During the three months ended September 30, 2022, the Company’s mortgage operations had sales of $569.7 million which generated a sales margin of 1.95%. This compares to $1.54 billion and 2.55% for the three months ended September 30, 2021. The industry benefited greatly from historically low interest rates during the three months ended September 30, 2021, causing an increase in interest rate lock commitment volume, which slowed dramatically in 2022 across the industry. Mortgage banking income from gains on sale and related fair value changes decreased to $8.6 million during the three months ended September 30, 2022 compared to $40.2 million for the three months ended September 30, 2021. Total interest rate lock volume decreased $1,603.0 million, or 79.7% to $408.9 million for the three months ended September 30, 2022 compared to the same period in the previous year. The exit of direct-to-consumer internet delivery channel attributed $1,085.2 million of the $1,603.0 million decrease in our interest rate lock volume.
Our mortgage business is directly impacted by the interest rate environment, increased regulations, consumer demand, economic conditions, and investor demand for mortgage production. Mortgage production, especially refinance activity, declines in rising interest rate environments. Our interest rate lock volume during three months ended September 30, 2022 was composed of 14.2% refinancing activity compared with 66.1% during the same period in the previous year. As interest rates have increased, we continue to see margin compression and reduced volumes due to excess capacity in the industry, refinance fatigue and affordability constraints in our markets. Our interest rate lock volume can be materially and adversely impacted by rising interest rates, seasonality and excess market capacity, and we expect to see further declines in interest rate lock volume in our retail channel and consequently, mortgage banking income in the last quarter of 2022.
Income from mortgage servicing of $8.1 million and $7.5 million for three months ended September 30, 2022 and 2021, respectively, was partially offset by losses on changes in fair value of MSRs and related hedging activity of $4.3 million and $2.4 million in the three months ended September 30, 2022 and 2021, respectively.
The components of mortgage banking income for three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(in thousands)	2022	2021
Mortgage banking income:
Origination and sales of mortgage loans	$11,085	$39,210
Net change in fair value of loans held for sale and derivatives	(2,460)	1,002
Change in fair value on MSRs	(4,345)	(2,367)
Mortgage servicing income	8,104	7,539
Total mortgage banking income	$12,384	$45,384
Interest rate lock commitment volume by line of business:
Direct-to-consumer	$—	$1,085,180
Retail	408,879	926,723
Total	$408,879	$2,011,903
Interest rate lock commitment volume by purpose (%):
Purchase	85.8%	33.9%
Refinance	14.2%	66.1%
Mortgage sales	$569,655	$1,535,897
Mortgage sale margin	1.95%	2.55%
Closing volume	$409,641	$1,617,508
Outstanding principal balance of mortgage loans serviced	$11,233,249	$10,633,805
ATM and interchange fees income for the three months ended September 30, 2022 decreased by 46.3% to $2.6 million compared to $4.9 million for the three months ended September 30, 2021. The decrease was partially attributable to the expiration of our temporary exemption from the Durbin amendment during the current period. The Durbin amendment limits the amount of interchange transaction fees that banks with asset sizes greater than $10 billion are permitted to charge retailers for debit card processing. Interchange fee income varies with size and volume of transactions, which can fluctuate with seasonality, consumer spending habits and economic conditions. While our volume of transactions for the three months ended September 30, 2022 increased by approximately 7.00% from the three months ended September 30, 2021, our total interchange fee income declined 48.3% for the same period, primarily driven by the imposition of the Durbin amendment interchange fee cap in the third quarter of 2022.
Gain on sales or write-downs of other real estate owned decreased to $0.4 million for the three months ended September 30, 2022 compared to $2.0 million for the three months ended September 30, 2021. The change is the result of specific sales and valuation transactions. In the prior period, the gain was primarily related to the sale of one of our branch locations, which had been vacated as a result of consolidating locations following one of our acquisitions.
Other noninterest income for the three months ended September 30, 2022 increased $0.5 million to $1.9 million compared with $1.4 million for the three months ended September 30, 2021. This includes a $0.4 million loss associated with the change in fair value in our commercial loans held for sale portfolio for the three months ended September 30, 2022 compared with $0.7 million gain for the three months ended September 30, 2021. Other noninterest income during the three months ended September 30, 2021 also included a $1.5 million loss on the cancellation of an interest rate swap associated with a loan HFI that was resolved during the period.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Noninterest income amounted to $97.2 million for the nine months ended September 30, 2022, a decrease of $77.8 million, or 44.5%, as compared to $175.0 million for the nine months ended September 30, 2021. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income was $64.5 million and $136.2 million for the nine months ended September 30, 2022 and 2021, respectively, representing a $71.7 million, or 52.7% decrease year-over-year.
During the nine months ended September 30, 2022, our mortgage operations had sales of $2.72 billion which generated a gain on sales margin of 2.26%. This compares to $4.79 billion and 3.06% for the nine months ended September 30, 2021. Sales of mortgage loans HFS began to slow with the continual rise of interest rates in 2022 and affordability constraints in many of our markets. The decrease in gain on sales is a result of over-capacity in the industry and compressing margins. Mortgage banking income from gains on sale and related fair value changes decreased to $46.2 million during the nine months ended September 30, 2022 compared to $125.7 million for the nine months ended September 30, 2021. Total interest rate lock volume decreased $3.26 billion, or 57.4%, during the nine months ended September 30, 2022 compared to the same period in the previous year. Market conditions during the nine months ended September 30, 2022, including declining consumer demand for mortgages and increased interest rates have also shifted the mix of interest rate lock commitments by purpose down to 30.3% refinance volume for the nine months ended September 30, 2022 compared with 63.7% refinance interest rate lock volume for the same period in the previous year.
As previously discussed, we completed the process of winding down our direct-to-consumer internet delivery channel within our Mortgage segment during the third quarter of 2022. Our direct-to-consumer channel was particularly dependent on the support of a strong refinance market and the current lack of demand and interest rate environment was unfavorable for future profitability in this delivery channel. For the nine months ended September 30, 2022 and 2021, direct-to-consumer comprised 27.4% and 52.0% of the Company's total interest rate lock volume and 37.6% and 53.5% of the Company's sales volume, respectively. We incurred restructuring charges of $12.5 million during the nine months ended September 30, 2022 as a result of exiting this channel.
Income from mortgage servicing was $23.5 million and $21.3 million for nine months ended September 30, 2022 and 2021, respectively, was partially offset by losses on changes in fair value of MSRs and related hedging activity of $5.2 million and $10.8 million for nine months ended September 30, 2022 and 2021, respectively.
The components of mortgage banking income for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Mortgage banking income
Origination and sales of mortgage loans	$61,581	$146,538
Net change in fair value of loans held for sale and derivatives	(15,362)	(20,806)
Change in fair value on MSRs	(5,244)	(10,775)
Mortgage servicing income	23,499	21,258
Total mortgage banking income	$64,474	$136,215
Interest rate lock commitment volume by line of business:
Direct-to-consumer	$663,848	$2,948,530
Retail	1,755,008	2,726,956
Total	$2,418,856	$5,675,486
Interest rate lock commitment volume by purpose (%):
Purchase	69.7%	36.3%
Refinance	30.3%	63.7%
Mortgage sales	$2,723,825	$4,789,476
Mortgage sale margin	2.26%	3.06%
Closing volume	$2,129,129	$4,926,390
Outstanding principal balance of mortgage loans serviced	$11,233,249	$10,633,805

ATM and interchange fees decreased $1.5 million to $13.1 million during the nine months ended September 30, 2022 as compared to $14.6 million for the nine months ended September 30, 2021. As discussed above, this decrease is attributable to the expiration of our temporary exemption from the Durbin amendment in the third quarter of 2022. While our volume of interchange transactions increased approximately 6.00%% for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, interchange fee income declined by 10.9% in the same periods, the majority of which related to the application of the fee cap imposed by the Durbin amendment in the third quarter of 2022.
Other income decreased $2.2 million to $4.4 million during the nine months ended September 30, 2022 as compared to $6.6 million during the nine months ended September 30, 2021. This decrease is primarily related to $2.6 million loss from change in fair value of commercial loans held for sale that were acquired through business combination during the nine months ended September 30, 2022 compared to $1.3 million gain for the nine months ended September 30, 2021. Other noninterest income during the nine months ended September 30, 2021 also included a $1.5 million loss on the cancellation of an interest rate swap associated with a loan HFI that was resolved during the period.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Salaries, commissions and employee benefits	$51,028	$62,818	$165,652	$189,756
Occupancy and equipment expense	6,011	5,979	17,267	17,184
Legal and professional fees	4,448	2,177	10,171	6,701
Data processing	2,334	2,595	7,219	7,456
Amortization of core deposit and other intangibles	1,108	1,344	3,546	4,178
Advertising	2,050	4,200	8,114	10,012
Mortgage restructuring expense	—	—	12,458	—
Other expense	14,868	15,894	43,689	47,378
Total noninterest expense	$81,847	$95,007	$268,116	$282,665
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Noninterest expense decreased by $13.2 million during the three months ended September 30, 2022 to $81.8 million as compared to $95.0 million in the three months ended September 30, 2021. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense is the largest component of noninterest expenses representing 62.3% and 66.1% of total noninterest expense in the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, salaries and employee benefits expense decreased $11.8 million, or 18.8%, to $51.0 million as compared to $62.8 million for the three months ended September 30, 2021. This decrease was mainly driven by a decrease of $14.5 million in salaries, commissions and employee benefits in the Mortgage segment during the three months ended September 30, 2022 from the same period in 2021, reflective of the slowdown in mortgage production and completion of the direct-to-consumer wind-down during the current period. Costs resulting from our equity compensation grants during the three months ended September 30, 2022 and 2021 amounted $2.5 million and $2.9 million, respectively. These grants mainly comprise annual restricted stock unit and performance stock unit grants to our employees, which are discussed further in Note 13, "Stock-based compensation" in the notes to the Consolidated financial statements within this Report.
Legal and professional fees increased by $2.3 million during the three months ended September 30, 2022 to $4.4 million as compared to $2.2 million for the three months ended September 30, 2021. This increase was primarily due to consulting, legal and other fees related to acceleration of some of our internal projects.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended September 30, 2022, advertising expense decreased $2.2 million to $2.1 million as compared to $4.2 million in the three months ended September 30, 2021. This decrease is primarily attributable to decreased costs of lead generation in our Mortgage segment driven by the Mortgage restructuring and reduction in production.

Occupancy and equipment expense remained relatively stable for the three months ended September 30, 2022 compared with the same period in the prior year. As previously disclosed, during the year ended December 31, 2020, we entered into an operating lease for a new corporate headquarters building located in downtown Nashville. During the three months ended September 30, 2022, construction of the exterior of the building was completed and we took possession of the leased space and began the build-out of the interior space. As such, as of August 1, 2022, we recorded a right-of-use asset and right-of-use liability of $22.1 million and $26.1 million, respectively, which will be amortized over the initial lease term of approximately 13 years. Our lease expense during this build-out phase will be elevated into the first half of 2023 until our headquarters is fully transitioned to the new location as we will be temporarily incurring lease expense related to two headquarters locations during this build-out and transition period.
During the three months ended September 30, 2022, other noninterest expense decreased $1.0 million to $14.9 million from $15.9 million for the same period in the previous year. Other noninterest expense during the three months ended September 30, 2022 was reduced by a decrease in franchise tax expense from Tennessee State tax credits amounting to $0.7 million during the period. This is a geography shift when compared to the three months ended September 30, 2021 as these tax credits were recognized as a reduction to income tax expense amounting to $0.8 million for that period.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Noninterest expense decreased by $14.6 million during the nine months ended September 30, 2022 to $268.1 million as compared to $282.7 million in the nine months ended September 30, 2021. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 61.8% and 67.1% of total noninterest expense in the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, salaries and employee benefits expense decreased $24.1 million, or 12.7%, to $165.7 million as compared to $189.8 million for the nine months ended September 30, 2021. This decrease includes a $22.5 million decrease in incentive and commission compensation during the nine months ended September 30, 2022, which was driven by the decrease in mortgage production volume and decline in profitability during the period in addition to the impact of the Mortgage restructuring.
Legal and professional expense increased by $3.5 million during the nine months ended September 30, 2022 to $10.2 million as compared to $6.7 million in the nine months ended September 30, 2021. As discussed above, the increase in legal and professional expenses was due to temporary increases on consulting, legal, and other fees related to acceleration of some of our internal projects.
Mortgage restructuring expenses of $12.5 million were reported during the nine months ended September 30, 2022 related to the exit from our direct-to-consumer internet delivery channel. These expenses primarily include $10.0 million related to salaries, commissions and employee benefits expense, including the acceleration of vesting on restricted stock units. Other components of this expense includes $1.1 million related to software license and maintenance fees, $0.4 million impairment of our operating lease right-of-use assets, and $0.9 million loss on disposal of fixed assets.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $3.7 million during the nine months ended September 30, 2022 to $43.7 million compared to $47.4 million during the nine months ended September 30, 2021. The change includes a $1.8 million decrease in franchise tax expense, which reflects the impact of $2.1 million in Tennessee state tax credits. These credits have historically been reflected in the income tax expense line item and were required to be reported in our pre-tax results given the limited Tennessee state taxable income earned during the nine months ended September 30, 2022. This compares to $2.5 million in Tennessee State tax credits for the nine months ended September 30, 2021 which was included in income tax expense rather than other noninterest expense. Additionally, during the nine months ended September 30, 2021, we incurred $0.6 million in offering costs under our registration rights agreement from the secondary offering completed during the period. There were no such costs during the nine months ended September 30, 2022.
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

Our efficiency ratio was 61.1% and 67.2% for the three and nine months ended September 30, 2022, respectively, and 64.4% and 65.3% for the three and nine months ended September 30, 2021, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 60.7% and 63.3% for the three and nine months ended September 30, 2022, respectively, and 64.7% and 65.4% for the three and nine months ended September 30, 2021, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $8.9 million and $9.7 million for the three months ended September 30, 2022 and 2021, respectively, and $25.0 million and $38.7 million for the nine months ended September 30, 2022 and 2021, respectively. This represents effective tax rates of 21.9% and 17.7% for the three months ended September 30, 2022 and 2021, respectively, and 22.4% and 21.5% for the nine months ended September 30, 2022 and 2021, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, increased our effective tax rate by 2.5% and 6.0% for the three months ended September 30, 2022 and 2021 and by 3.2% and 3.8% for the nine months ended September 30, 2022 and 2021, respectively. The effect of state taxes were slightly lower during the three and nine months ended September 30, 2022 due to the impact of Tennessee state tax credits of $0.7 million and $2.1 million, respectively, which moved to other noninterest expense during the three and nine months ended September 30, 2022 versus in income tax expense in the comparable previous periods. For further information regarding our state credits, please refer to the section captioned 'Noninterest expense' within this Report. We had a net operating loss carryforward generated as a result of one of our previous acquisitions which amounted to $5.5 million and $6.5 million as of September 30, 2022 and December 31, 2021, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reducing income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, we believe the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. Our determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward will begin to expire in 2029.
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

Financial condition
The following discussion of our financial condition compares balances as of September 30, 2022 and December 31, 2021.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	September 30,			December 31,
	2022				2021
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial (1)	$2,596,816	$1,534,159	17%	$2,060,028	$1,290,565	17%
Construction	3,376,230	1,679,497	18%	2,886,088	1,327,659	17%
Residential real estate:
1-to-4 family mortgage	1,546,120	1,545,252	17%	1,272,477	1,270,467	17%
Residential line of credit	1,101,608	460,774	5%	935,571	383,039	5%
Multi-family mortgage	422,773	394,366	4%	339,882	326,551	4%
Commercial real estate:
Owner-occupied	1,221,800	1,158,343	13%	1,005,534	951,582	13%
Non-owner occupied	2,090,382	1,954,219	22%	1,839,990	1,730,165	23%
Consumer and other	408,764	378,406	4%	351,153	324,634	4%
Total loans	$12,764,493	$9,105,016	100%	$10,690,723	$7,604,662	100%
(1)Includes $0.9 million and $4.0 million of PPP loans outstanding as of September 30, 2022 and December 31, 2021, respectively.
Our loans HFI portfolio is our most significant earning asset, comprising 74.3% and 60.4% of our total assets as of September 30, 2022 and December 31, 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). At September 30, 2022 and December 31, 2021, loans held for investment included approximately $292.3 million and $263.9 million, respectively, related to purchased participated loans. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses. As of September 30, 2022 and December 31, 2021, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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

The table below shows concentration ratios for the Bank and Company as of September 30, 2022 and December 31, 2021.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
September 30, 2022
Construction	123.6%	121.1%
Commercial real estate	298.5%	292.4%
December 31, 2021
Construction	102.7%	99.8%
Commercial real estate	263.5%	256.0%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:

Commercial and industrial loans.
We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. Growth in our commercial and industrial loans portfolio is expected to decrease as we position for potential economic headwinds.

Construction loans.
Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. We expect to make construction loans at a more moderate pace compared to prior quarters due to our current macroeconomic forecasts and our increasing expectation that the economy may be nearing a recession.

Residential real estate 1-4 family mortgage loans.
Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. Our future origination volume could be impacted by any deterioration of housing values in our markets and increased unemployment or underemployment.

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

Multi-family residential loans.
Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. The value of these loans and growth in this area of our portfolio may be affected by unemployment or underemployment and deteriorating market values of real estate.

Commercial real estate owner-occupied loans.
Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. Due to current market conditions and macroeconomic forecasts, we expect growth in commercial real estate owner-occupied loans in future quarters to be moderated compared to prior quarters.

Commercial real estate non-owner occupied loans.
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. We expect growth in commercial real estate non-owner occupied loans to be reduced in comparison to prior quarters due to current macroeconomic outlook.

Consumer and other loans.
Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat, manufactured homes (without real estate) and other recreational vehicle loans and personal lines of credit. These loans are generally secured by vehicles, manufactured homes, and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represents a significant portion of our loan portfolio.

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of September 30, 2022. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five years to fifteen years	Maturing after fifteen years	Total
As of September 30, 2022
Commercial and industrial	$541,119	$771,016	$221,110	$914	$1,534,159
Commercial real estate:
Owner-occupied	129,047	549,679	449,825	29,792	1,158,343
Non-owner occupied	165,373	845,148	916,603	27,095	1,954,219
Residential real estate:
1-to-4 family mortgage	73,853	418,281	301,628	751,490	1,545,252
Residential line of credit	28,203	94,291	337,647	633	460,774
Multi-family mortgage	13,137	231,698	132,973	16,558	394,366
Construction	840,313	619,513	195,832	23,839	1,679,497
Consumer and other	44,064	88,120	59,214	187,008	378,406
Total ($)	$1,835,109	$3,617,746	$2,614,832	$1,037,329	$9,105,016
Total (%)	20.2%	39.7%	28.7%	11.4%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company had $21.1 million and $21.5 million, respectively, in fixed-rate loans in which the Company has entered into variable rate swap contracts.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2022
Commercial and industrial	$471,945	$521,095	$993,040
Commercial real estate:
Owner-occupied	755,304	273,992	1,029,296
Non-owner occupied	951,746	837,100	1,788,846
Residential real estate:
1-to-4 family mortgage	1,173,229	298,170	1,471,399
Residential line of credit	4,999	427,572	432,571
Multi-family mortgage	242,392	138,837	381,229
Construction	307,791	531,393	839,184
Consumer and other	328,632	5,710	334,342
Total ($)	$4,236,038	$3,033,869	$7,269,907
Total (%)	58.3%	41.7%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2022.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2022
One year or less	$569,166	$1,265,943	$1,835,109
One to five years	2,141,724	1,476,022	3,617,746
Five to fifteen years	1,334,168	1,280,664	2,614,832
Over fifteen years	760,146	277,183	1,037,329
Total ($)	$4,805,204	$4,299,812	$9,105,016
Total (%)	52.8%	47.2%	100.0%

Of the loans shown above with floating interest rates as of September 30, 2022, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$1,438	24.98	$29,791	22.45	$3,430	13.62	$91	25.00	$34,750	21.69
26-50 bps	1,850	46.90	4,680	50.00	8,590	31.63	—	—	15,120	39.18
51-75 bps	19,485	75.00	11,308	74.32	4,883	69.92	5,744	67.91	41,420	73.23
76-100 bps	2,989	98.60	37,613	99.99	19,443	88.98	5,957	92.28	66,002	95.99
101-125 bps	5,285	119.49	16,834	120.65	10,994	117.93	5,773	115.15	38,886	118.90
126-150 bps	32,563	147.73	50,762	142.88	35,921	137.40	9,014	144.17	128,260	142.67
151-200 bps	103,336	188.10	71,761	187.93	130,261	175.35	11,504	180.71	316,862	182.55
201-250 bps	259,123	235.03	330,537	233.68	299,825	236.79	125,311	241.34	1,014,796	235.89
251 bps and above	536,364	297.51	429,643	301.98	443,023	310.19	71,312	375.07	1,480,342	306.34
Total loans with current rates above floors	$962,433	256.88	$982,929	239.34	$956,370	250.82	$234,706	264.05	$3,136,438	250.08
Loans at interest rate floors providing support:
1-25 bps	$2,132	23.60	$6,928	25.00	$16,886	15.12	$140	19.00	$26,086	18.46
26-50 bps	—	—	7,015	50.00	36	50.00	—	—	7,051	50.00
51-75 bps	—	—	2,391	62.21	—	—	—	—	2,391	62.21
76-100 bps	—	—	—	—	1,544	87.63	—	—	1,544	87.63
101-125 bps	—	—	—	—	292	119.00	—	—	292	119.00
126-150 bps	—	—	42	134.00	—	—	—	—	42	134.00
Total loans at interest rate floors providing support	$2,132	23.60	$16,376	41.42	$18,758	22.77	$140	19.00	$37,406	30.97
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other miscellaneous non-earning assets. As of September 30, 2022 and December 31, 2021, we had $75.7 million and $63.0 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.5 million and $0.4 million, respectively, for the three months ended September 30, 2022 and 2021, and $2.1 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.
In addition to loans HFI, we also include loans HFS that have stopped accruing interest or become 90 days or more past due. As such, our nonperforming commercial loans HFS represent a pool of previously acquired shared national credits and institutional healthcare loans that amounted to $5.2 million as of December 31, 2021. Loans within this portfolio were all considered performing as of September 30, 2022.
During the three months ended September 30, 2022, we revised our accounting estimate and methodology with regard to GNMA loans previously sold that are contractually delinquent greater than 90 days and began recording this right to repurchase option on the balance sheet on a prospective basis without impact to prior periods. See Note 1, "Basis of presentation" within this Report for additional information regarding our change in accounting estimate. As a result of this change, as of September 30, 2022, we recorded $26.5 million of delinquent GNMA loans previously sold on our Consolidated balance sheets in loans held for sale and borrowings. These are considered nonperforming assets as the Company does not earn any interest on the unexercised option to repurchase these loans. Rebooked GNMA optional repurchase loans do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. As of December 31, 2021, there was $94.6 million of delinquent GNMA loans previously sold that we did not record on its consolidated balance sheets as we determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
As of September 30, 2022 and December 31, 2021, other real estate owned included $2.5 million and $3.3 million, respectively, of excess land and facilities held for sale resulting from branch consolidations from our prior acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $0.6 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	September 30,		December 31,
(dollars in thousands)	2022	2021	2021
Loan Type
Commercial and industrial	$1,768	$3,022	$1,583
Construction	—	4,908	4,340
Residential real estate:
1-to-4 family mortgage	19,347	11,925	13,956
Residential line of credit	1,880	1,269	1,736
Multi-family mortgage	44	50	49
Commercial real estate:
Owner-occupied	4,873	6,239	6,710
Non-owner occupied	6,960	11,666	14,084
Consumer and other	7,755	3,948	4,845
Total nonperforming loans held for investment	$42,627	$43,027	$47,303
Commercial loans held for sale	—	5,625	5,217
Mortgage loans held for sale(1)	26,485	—	—
Other real estate owned	5,919	10,015	9,777
Other	639	347	686
Total nonperforming assets	$75,670	$59,014	$62,983
Total nonperforming loans held for investment as a percentage of total loans HFI	0.47%	0.59%	0.62%
Total nonperforming assets as a percentage of total assets	0.62%	0.50%	0.50%
Total nonaccrual loans HFI as a percentage of loans HFI	0.29%	0.47%	0.47%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.13%	0.08%	0.09%
Loans restructured as troubled debt restructurings	$14,959	$29,645	$32,435
Troubled debt restructurings as a percentage of total loans held for investment	0.16%	0.41%	0.43%
(1)Includes optional right to repurchase seriously delinquent government guaranteed GNMA mortgage loans previously sold as a result of a prospective revision in accounting estimate made during the third quarter of 2022.
We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of September 30, 2022 and December 31, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due amounting to $30.6 million at September 30, 2022 as compared to $26.5 million at December 31, 2021.
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

The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Amount	% of Loans	ACL as a % of loans HFI category	Amount	% of Loans	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$10,538	17%	0.69%	$15,751	17%	1.22%
Construction	41,427	18%	2.47%	28,576	17%	2.15%
Residential real estate:
1-to-4 family mortgage	25,366	17%	1.64%	19,104	17%	1.50%
Residential line of credit	6,952	5%	1.51%	5,903	5%	1.54%
Multi-family mortgage	5,874	4%	1.49%	6,976	4%	2.14%
Commercial real estate:
Owner occupied	8,068	13%	0.70%	12,593	13%	1.32%
Non-owner occupied	22,783	22%	1.17%	25,768	23%	1.49%
Consumer and other	13,468	4%	3.56%	10,888	4%	3.35%
Total allowance	$134,476	100%	1.48%	$125,559	100%	1.65%
The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2022	2021	2022	2021	2021
Allowance for credit losses at beginning of period	$126,272	$144,663	$125,559	$170,389	$170,389
Charge-offs:
Commercial and industrial	—	(2,175)	(1,755)	(2,812)	(4,036)
Construction	—	(1)	—	(30)	(30)
Residential real estate:
1-to-4 family mortgage	(20)	—	(43)	(149)	(154)
Residential line of credit	—	—	—	(18)	(18)
Multi-family mortgage	—	—	—	—	(1)
Commercial real estate:
Non-owner occupied	—	—	—	—	(1,566)
Consumer and other	(441)	(438)	(1,630)	(1,634)	(2,063)
Total charge-offs	$(461)	$(2,614)	$(3,428)	$(4,643)	$(7,868)
Recoveries:
Commercial and industrial	$342	$19	$1,326	$235	$861
Construction	—	3	11	3	3
Residential real estate:
1-to-4 family mortgage	13	33	39	98	125
Residential line of credit	—	1	17	16	115
Commercial real estate:
Owner-occupied	51	4	76	143	156
Consumer and other	70	169	635	554	773
Total recoveries	$476	$229	$2,104	$1,049	$2,033
Net charge-offs	15	(2,385)	(1,324)	(3,594)	(5,835)
Provision for credit losses	8,189	(2,832)	10,241	(27,349)	(38,995)
Allowance for credit losses at the end of period	$134,476	$139,446	$134,476	$139,446	$125,559
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	(0.13)%	(0.02)%	(0.07)%	(0.08)%
Allowance for credit losses as a percentage of loans at end of period(1)	1.48%	1.91%	1.48%	1.91%	1.65%
Allowance for credit losses as a percentage of nonaccrual loans HFI(1)	505.1%	408.6%	505.1%	408.6%	353.0%
Allowance for credit losses as a percentage of nonperforming loans at end of period(1)	315.5%	324.1%	315.5%	324.1%	265.4%
(1) Excludes reserve for credit losses on unfunded commitments of $23.6 million, $13.5 million and $14.4 million recorded in accrued expenses and other liabilities at September 30, 2022, September 30, 2021, and December 31, 2021, respectively.

The following tables details our provision for credit losses and net charge-offs to average loans outstanding by loan category during the periods indicated:

	Provision for credit losses(1)	Net charge-offs	Average loans held for investment	Ratio of annualized net recoveries (charge-offs) to average loans
(dollars in thousands)
Three months ended September 30, 2022
Commercial and industrial	$5	$342	$1,505,262	0.09%
Construction	3,044	—	1,577,025	—%
Residential real estate:
1-to-4 family mortgage	3,975	(7)	1,495,509	—%
Residential line of credit	77	—	443,881	—%
Multi-family mortgage	(629)	—	385,030	—%
Commercial real estate:
Owner-occupied	688	51	1,146,149	0.02%
Non-owner occupied	247	—	1,904,720	—%
Consumer and other	782	(371)	352,518	(0.42)%
Total	$8,189	$15	$8,810,094	—%
Three months ended September 30, 2021
Commercial and industrial	$3,203	$(2,156)	$1,248,440	(0.69)%
Construction	(3,080)	2	1,155,051	—%
Residential real estate:
1-to-4 family mortgage	(2,677)	33	1,153,768	0.01%
Residential line of credit	(952)	1	397,300	—%
Multi-family mortgage	(1,462)	—	366,166	—%
Commercial real estate:
Owner-occupied	7,665	4	925,069	—%
Non-owner occupied	(6,450)	—	1,674,382	—%
Consumer and other	921	(269)	325,137	(0.33)%
Total	$(2,832)	$(2,385)	$7,245,313	(0.13)%
Nine months ended September 30, 2022
Commercial and industrial	$(4,784)	$(429)	$1,424,734	(0.04)%
Construction	12,840	11	1,491,710	—%
Residential real estate:
1-to-4 family mortgage	6,266	(4)	1,405,879	—%
Residential line of credit	1,032	17	415,006	0.01%
Multi-family mortgage	(1,102)	—	383,093	—%
Commercial real estate:
Owner-occupied	(4,601)	76	1,049,851	0.01%
Non-owner occupied	(2,985)	—	1,798,010	—%
Consumer and other	3,575	(995)	334,366	(0.40)%
Total	$10,241	$(1,324)	$8,302,649	(0.02)%
Nine months ended September 30, 2021
Commercial and industrial	$2,667	$(2,577)	$1,278,041	(0.27)%
Construction	(28,690)	(27)	1,112,248	—%
Residential real estate:
1-to-4 family mortgage	(2,141)	(51)	1,110,943	(0.01)%
Residential line of credit	(4,767)	(2)	396,695	—%
Multi-family mortgage	4,839	—	304,709	—%
Commercial real estate:
Owner occupied	7,384	143	914,687	0.02%
Non-owner occupied	(7,741)	—	1,685,293	—%
Consumer and other	1,100	(1,080)	308,624	(0.47)%
Total	$(27,349)	$(3,594)	$7,111,240	(0.07)%
(1) Excludes provision for credit losses on unfunded commitments of $3.2 million and $0.3 million recorded for the three months ended September 30, 2022 and 2021, respectively, and $9.2 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, excludes a reversal of provision for credit losses on unfunded commitments of $2.9 million.

	Provision for credit losses(1)	Net recoveries (charge-offs)	Average loans held for investment	Ratio of annualized net recoveries (charge-offs) to average loans
(dollars in thousands)
Year ended December 31, 2021
Commercial and industrial	$4,178	$(3,175)	$1,271,476	(0.25)%
Construction	(29,874)	(27)	1,138,769	—%
Residential real estate:
1-to-4 family mortgage	(87)	(29)	1,130,019	—%
Residential line of credit	(4,728)	97	392,907	0.02%
Multi-family mortgage	(197)	(1)	310,874	—%
Commercial real estate:
Owner-occupied	7,588	156	917,334	0.02%
Non-owner occupied	(16,813)	(1,566)	1,683,413	(0.09)%
Consumer and other	938	(1,290)	352,421	(0.37)%
Total	$(38,995)	$(5,835)	$7,197,213	(0.08)%
1) Excludes reversal of provision for credit losses on unfunded commitments of $2.0 million recorded for the year ended December 31, 2021, respectively.
The allowance for credit losses was $134.5 million and $125.6 million and represented 1.48% and 1.65% of loans held for investment as of September 30, 2022 and December 31, 2021, respectively.
The primary reason for the increase in the allowance for credit losses is due to loan growth and a tightening monetary policy environment during the three and nine months ended September 30, 2022. Specifically, we performed qualitative evaluations within our established qualitative framework, weighting the impact of the current economic outlook, including inflation, employment, global conflicts, supply chain concerns, and other considerations. Further, we increased our required reserve due to projected slower GDP growth over the next two to three fiscal years; forecasted elevated unemployment levels; and expected further increases in interest rates in the short term. The qualitative evaluations above include weighted projections that the economy may be nearing a recession.
We experienced an improvement in credit quality indicators in our loans HFI portfolio including lower nonaccrual loans and net recoveries of $15 thousand for the three months ended September 30, 2022. Our total nonperforming loans HFI as a percentage of loans HFI as of September 30, 2022 was 0.47% compared to 0.62% as of December 31, 2021.
Nonperforming assets as a percentage of total assets at September 30, 2022 was 0.62% compared to 0.50% as of the December 31, 2021. The increase was solely due to our change in accounting estimate related to the rebooking of our option to repurchase seriously delinquent GNMA loans previously sold, which negatively impacted the NPA ratio by 22 bps as of September 30, 2022.
We also maintain an allowance for credit losses on unfunded commitments, which increased to $23.6 million as of September 30, 2022 from $14.4 million as of December 31, 2021 due to an increase in unfunded loan commitments, particularly in our commercial and construction unfunded pipelines, and change in macroeconomic forecasts as discussed above.
Loans held for sale
Commercial loans held for sale
Our loans held for sale includes a previously acquired portfolio of commercial loans, including shared national credits and institutional healthcare loans that we have elected to account for as held for sale. The loans had a fair value of $33.7 million as of September 30, 2022 compared to $79.3 million as of December 31, 2021. The change is attributable to loans within the portfolio being paid off through external refinancing and pay-downs and was partially offset by loan fundings on pre-existing loan commitments.
This decrease also includes losses recognized on the change in fair value of the portfolio which is included in 'other noninterest income' on the consolidated statement of income of $0.4 million and $2.6 million for the three and nine months ended September 30, 2022, respectively, compared to gains of $0.7 million and $1.3 million for the three and nine months ended September 30, 2021, respectively.

Mortgage loans held for sale
Mortgage loans held for sale consisted of $70.5 million of residential real estate mortgage loans in the process of being sold to third parties and $26.5 million of GNMA optional repurchase loans. This compares to $672.9 million of residential mortgage loans in the process of being sold as of December 31, 2021. There were no GNMA optional repurchase loans included within our consolidated balance sheet as of December 31, 2021. For additional information regarding GNMA optional repurchase loans, please refer to the nonperforming assets table and discussion included under the section captioned 'Asset Quality' within this MD&A. Interest rate lock volume for the three months ended September 30, 2022 and 2021 totaled $0.41 billion and $2.01 billion, respectively, and $2.42 billion and $5.68 billion for the nine months ended September 30, 2022 and 2021, respectively. Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. The decrease in interest rate lock volume during the three and nine months ended September 30, 2022 reflects the slow down experienced across the industry compared with the three and nine months ended September 30, 2021, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. The decrease also reflects the exit from our direct-to-consumer internet delivery channel completed during 2022. Interest rate lock commitments in the pipeline were $188.4 million as of September 30, 2022 compared with $487.4 million as of December 31, 2021. We expect our pipeline to remain low relative to the prior year through the remainder of 2022 associated with our exit from our direct-to-consumer channel, which was completed during the third quarter of 2022.
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
Total deposits were $10.01 billion and $10.84 billion as of September 30, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits at September 30, 2022 and December 31, 2021 were $2.97 billion and $2.74 billion, respectively, while interest-bearing deposits were $7.04 billion and $8.10 billion at September 30, 2022 and December 31, 2021, respectively. This deposit decrease is primarily due to a decrease in interest-bearing demand deposits of $770.5 million and decrease in money market deposits of $345.2 million from December 31, 2021.The decrease in the money market deposits and interest-bearing deposits was driven by a $677.0 million decrease from December 31, 2021 in certain high-cost deposits from municipal and governmental entities (i.e. "public deposits") that we exited. This was partially offset by increases in customer time and saving deposits of $57.1 million and $26.6 million, respectively, as of September 30, 2022 compared to balances as of December 31, 2021. In addition, as noted above, our noninterest-bearing deposits increased by $226.3 million from December 31, 2021.
During the three months ended September 30, 2022, we increased deposit rates on customer time and money market deposits to improve our liquidity profile and future funding cost. The Company's total cost of deposits increased during the three months ended September 30, 2022 from the three months ended September 30, 2021 by 26 basis points to 0.52%, and the cost of interest-bearing deposits increased to 0.74% from 0.34% in the same period for the prior year. We expect total customer time and money market deposits to increase during the fourth quarter of 2022.

During the nine months ended September 30, 2022, the Company entered into two designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of September 30, 2022 was $10.2 million.
Included in noninterest-bearing deposits are certain mortgage escrow and related customer deposits that our third-party servicing provider, Specialized Loan Servicing, transfers to the Bank which totaled $140.8 million and $127.6 million at September 30, 2022 and December 31, 2021, respectively. Additionally, our deposits from public deposits totaled $1.61 billion at September 30, 2022, compared to $2.29 billion at December 31, 2021.
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
The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of September 30,			As of December 31,
	2022			2021
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,966,514	30%	—%	$2,740,214	26%	—%
Interest-bearing demand	2,648,161	26%	0.47%	3,418,666	32%	0.35%
Money market	2,721,186	27%	0.37%	3,066,347	28%	0.36%
Savings deposits	507,151	5%	0.05%	480,589	4%	0.06%
Customer time deposits	1,160,726	12%	0.67%	1,103,594	10%	0.67%
Brokered and internet time deposits	2,344	—%	1.34%	27,487	—%	1.69%
Total deposits	$10,006,082	100%	0.32%	$10,836,897	100%	0.30%

Total Uninsured Deposits	$4,959,418	50%		$4,877,819	45%

Customer Time Deposits
0.00-0.50%	$538,237	46%		$792,020	72%
0.51-1.00%	91,248	8%		97,644	9%
1.01-1.50%	75,289	6%		78,539	7%
1.51-2.00%	270,231	23%		36,090	3%
2.01-2.50%	48,140	4%		44,653	4%
Above 2.50%	137,581	13%		54,648	5%
Total customer time deposits	$1,160,726	100%		$1,103,594	100%
Brokered and Internet Time Deposits
0.00-0.50%	$99	4%		$99	—%
0.51-1.00%	—	—%		—	—%
1.01-1.50%	247	11%		595	2%
1.51-2.00%	752	32%		16,358	60%
2.01-2.50%	747	32%		4,464	16%
Above 2.50%	499	21%		5,971	22%
Total brokered and internet time deposits	$2,344	100%		$27,487	100%
Total time deposits	$1,163,070			$1,131,081

Other earning assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in low interest rate environments. Additionally, we believe it positions us more favorably for a rising interest rate environment. Securities purchased under agreements to resell totaled $74.8 million and $74.2 million at September 30, 2022 and December 31, 2021, respectively.
Investment portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various lines of credit and other borrowings. The investment objectives guide the portfolio allocation among securities types, maturities, and other attributes.
The fair value of our available-for-sale debt securities portfolio was $1.48 billion and $1.68 billion as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $3.0 million and $3.4 million, respectively, in equity securities recorded at fair value that primarily consisted of mutual funds.
During the three months ended September 30, 2022 and 2021, we purchased $0.9 million and $290.9 million in investment securities, respectively. During the nine months ended September 30, 2022 and 2021, we purchased $242.6 million and $645.7 million in investment securities, respectively. During the nine months ended September 30, 2022, we sold $1.2 million in investment securities. There were no investment securities sold during three months ended September 30, 2022. The trade value of securities sold was $8.9 million during three and nine months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, maturities and calls of securities totaled $44.4 million and $68.1 million, respectively. During the nine months ended September 30, 2022 and 2021, maturities and calls of securities totaled $170.7 million and $216.0 million, respectively.
Included in the fair value of available-for-sale debt securities were net unrealized losses of $258.6 million at September 30, 2022 compared to net unrealized gains of $4.7 million at December 31, 2021. Our available-for-sale debt securities portfolio incurred unrealized losses during the period due to a rising interest rate environment, but we believe we are well positioned to mitigate the impact of future rate increases due to the low duration of our portfolio. During the three months ended September 30, 2022 and 2021, the change in the fair value of equity securities resulted in a net loss of $141 thousand and $24 thousand, respectively. During the nine months ended September 30, 2022 and 2021, the change in the fair value of equity securities resulted in a net loss of $405 thousand and a net gain of $188 thousand, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	As of September 30,			As of December 31,
	2022			2021
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$487	—%	2.55%	$—	—%	—%
Maturing in one to five years	106,810	7.2%	2.10%	14,908	0.9%	1.24%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	107,297	7.2%	2.10%	14,908	0.9%	1.24%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	20,838	1.4%	1.58%	20,141	1.2%	1.33%
Maturing in five to ten years	18,015	1.2%	1.54%	13,729	0.8%	1.40%
Maturing after ten years	978	0.1%	1.85%	—	—%	—%
Total government agency securities	39,831	2.7%	1.57%	33,870	2.0%	1.36%
Municipal securities:
Maturing within one year	3,475	0.2%	2.18%	21,884	1.3%	1.26%
Maturing in one to five years	18,413	1.2%	2.35%	19,903	1.2%	2.05%
Maturing in five to ten years	31,821	2.1%	3.42%	27,086	1.6%	3.38%
Maturing after ten years	198,434	13.5%	3.13%	269,737	16.1%	3.14%
Total obligations of state and municipal subdivisions	252,143	17.0%	3.09%	338,610	20.2%	2.97%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	3,700	0.2%	2.74%	4,041	0.2%	2.55%
Maturing in five to ten years	20,596	1.4%	2.67%	17,368	1.0%	2.28%
Maturing after ten years	1,051,314	71.0%	1.86%	1,263,213	75.3%	1.51%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	1,075,610	72.6%	1.88%	1,284,622	76.5%	1.53%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	367	—%	5.00%	355	—%	5.06%
Maturing in five to ten years	6,923	0.5%	3.87%	6,160	0.4%	4.05%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	7,290	0.5%	3.94%	6,515	0.4%	4.13%
Total available-for-sale debt securities	$1,482,171	100.0%	2.10%	$1,678,525	100.0%	1.83%
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

Securities sold under agreements to repurchase
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $29.0 million and $40.7 million at September 30, 2022 and December 31, 2021, respectively.
FHLB short-term borrowings
As a member of the FHLB Cincinnati, we receive advances from the FHLB pursuant to the terms of various agreements that assist in funding our mortgage and loan commitments, as well as providing liquidity for relevant balance sheet funding strategies. Under these agreements, we pledged qualifying loans of $2.53 billion as collateral securing a line of credit with a total borrowing capacity of $1.20 billion as of September 30, 2022. As of December 31, 2021, the Company pledged qualifying loans of $2.72 billion as collateral securing a line of credit with a total borrowing capacity of $1.23 billion. As of September 30, 2022, we had outstanding advances from the FHLB totaling $540.0 million. There were no such borrowings outstanding as of December 31, 2021.
Subordinated debt
We have two wholly-owned subsidiaries that are statutory business trusts (“Trusts”). The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. As of September 30, 2022 and December 31, 2021, our $0.9 million investment in the Trusts was included in other assets in the accompanying consolidated balance sheets, and our $30.0 million obligation is reflected as junior subordinated debt, respectively. The junior subordinated debt bears interest at floating interest rates based on a spread over 3-month LIBOR plus 315 basis points (6.79% and 3.37% at September 30, 2022 and December 31, 2021, respectively) for the $21.7 million debenture and 3-month LIBOR plus 325 basis points (6.92% and 3.47% at September 30, 2022 and December 31, 2021, respectively) for the remaining $9.3 million. The $9.3 million debenture may be redeemed prior to the 2033 maturity date upon the occurrence of a special event, and the $21.7 million debenture may be redeemed prior to 2033 at our option. The Company classified both debentures as additional Tier 1 capital as of September 30, 2022 and December 31, 2021.
We also have $100.0 million of ten year fixed-to-floating rate subordinated notes scheduled to mature on September 1, 2030. This subordinated note pays interest semi-annually in arrears based on a 4.50% fixed annual interest rate for the first five years of the notes. For years six through ten, the interest rate resets on a quarterly basis, and will be based on the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points. We are entitled to redeem the notes in whole or in part on any interest payment date on or after September 1, 2025. During the first quarter of 2022, the Company entered into a designated fair value hedge to mitigate our interest rate exposure associated with these notes. The estimated fair value of the hedge included in borrowings on the consolidated balance sheet as of September 30, 2022 was $3.8 million. The Company classified the subordinated notes issuance, net of the impact of the designated fair value hedge and unamortized issuance costs, as Tier 2 capital as of September 30, 2022, and net of unamortized issuance costs as of December 31, 2021.
Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.4 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively. In addition, other borrowings on our consolidated balance sheets includes guaranteed GNMA loans eligible for repurchase totaling $26.5 million as of September 30, 2022. There were no such borrowings outstanding as of December 31, 2021. See Note 5, "Leases" and Note 10, "Fair Value of financial instruments" within the Notes to our consolidated financial statements for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of September 30, 2022 and December 31, 2021, securities with a carrying value of $1.21 billion and $1.23 billion, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. As of September 30, 2022, we had outstanding advances from the FHLB totaling $540.0 million. There were no outstanding overnight cash management advances or other advances with the FHLB as of December 31, 2021. There was $1.20 billion and $1.23 billion as of September 30, 2022 and December 31, 2021, respectively available to borrow against.
We also maintain lines of credit with other commercial banks totaling $315.0 million and $325.0 million as of September 30, 2022 and December 31, 2021, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no borrowings against these lines as of September 30, 2022 or December 31, 2021. We also had an additional $50.0 million available through the promontory network as of both September 30, 2022 and December 31, 2021.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of September 30, 2022 and December 31, 2021, $130.1 million and $170.8 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2022, there were $7.3 million and $41.8 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and nine months ended September 30, 2021, there were $6.3 million and $116.3 million, respectively, in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to September 30, 2022, the board approved a dividend from the Bank to the holding company to be paid in the fourth quarter for $7.3 million that also did not require approval from the TDFI.

During the three and nine months ended September 30, 2022, the Company declared and paid shareholder dividends of $0.13 per share, or $6.1 million and $0.39 per share, or $18.5 million, respectively. During the three and nine months ended September 30, 2021, the Company declared and paid dividends of $0.11 per share, or $5.3 million and $0.33 per share, or $15.9 million, respectively. Subsequent to September 30, 2022, the Company declared a quarterly dividend in the amount of $0.13 per share, payable on November 23, 2022, to stockholders of record as of November 9, 2022.
Shareholders’ equity and capital management
Our total shareholders’ equity was $1.28 billion at September 30, 2022 and $1.43 billion at December 31, 2021. Book value per share was $27.30 at September 30, 2022 and $30.13 at December 31, 2021, respectively. The decrease in shareholders’ equity, during the first half of 2022, was primarily attributable to a decrease in accumulated other comprehensive income related to unrealized losses on our available-for-sale securities portfolio. Additionally, our capital was impacted by retained net income, dividends paid, and $32.7 million in common stock repurchases during the nine months ended September 30, 2022.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of September 30, 2022 and December 31, 2021, we met all capital adequacy requirements for which we are subject. See additional discussion regarding our capital adequacy and ratios at within Note 12, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
	Net interest income (1)
	Year 1		Year 2
Change in interest rates	September 30,	December 31,	September 30,	December 31,
(in basis points)	2022	2021	2022	2021
+400	19.3%	40.9%	29.5%	54.8%
+300	14.2%	30.2%	21.9%	40.8%
+200	10.3%	20.9%	15.3%	28.3%
+100	5.67%	10.8%	8.23%	14.7%
-100	(5.83)%	(6.32)%	(8.59)%	(10.2)%
-200	(12.5)%	(8.73)%	(18.2)%	(13.5)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	September 30,	December 31,
(in basis points)	2022	2021
+400	(9.89)%	5.30%
+300	(6.79)%	5.67%
+200	(3.71)%	5.72%
+100	(1.33)%	3.90%
-100	0.50%	(8.13)%
-200	(0.08)%	(21.4)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of September 30, 2022 and December 31, 2021 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. Non-interest bearing deposits continue be a strong source of funding which also increases asset sensitivity. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2022:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1 - July 31, 2022	—	$—	—	$73,440,676
August 1 - August 31, 2022	—	—	—	73,440,676
September 1 - September 30, 2022	—	—	—	73,440,676
Total	—	$—	—	$73,440,676
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

FB Financial Corporation

/s/ Michael M. Mettee
November 7, 2022	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Keith Rainwater
November 7, 2022	Keith Rainwater Chief Accounting Officer (Principal Accounting Officer)