Form 10-K
period 2022-12-31
FB Financial Corp
filed 2023-02-28
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1,387,074,163, based on the closing sale price of $39.22 per share as reported on the New York Stock Exchange.
The number of shares of registrant’s Common Stock outstanding as of February 14, 2023 was 46,631,883.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant's 2023 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Annual Report on Form 10-K for the years ended December 31, 2022, 2021, and 2020 (this "Report"), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ABA	American Bankers Association	FHLMC	Federal Home Loan Mortgage Corporation
ACL	Allowance for credit losses	FNMA	Federal National Mortgage Association
AFS	Available-for-sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset Liability Management Committee	GDP	Gross Domestic Product
AMLA	Anti-Money Laundering Act of 2020	GLBA	Gramm-Leach-Bliley Act
ANPR	Advance Notice of Proposed Rulemaking	GNMA	Government National Mortgage Association
AOCI	Accumulated other comprehensive income	GSE	Government-Sponsored Enterprise
ARRC	Alternative Reference Rates Committee	HFI	Held for Investment
ASC	Accounting Standard Codification	HFS	Held for Sale
ASU	Accounting Standard Update	HTM	Held to Maturity
BHCA	Bank Holding Company Act of 1956	HUD	Housing and Urban Development
BSA	Bank Secrecy Act	IPO	Initial public offering
CARES	Coronavirus Aid, Relief, and Economic Security Act	IRLC	Interest rate lock commitment
CBT	Clayton Bank and Trust	LIBOR	London Interbank Offered Rate
CECL	Current expected credit losses	LRA	Lender Risk Act
CEO	Chief Executive Officer	MBS	Mortgage‑backed securities
CET1	Common Equity Tier 1	MOU	Memorandum of Understanding
CFPB	Consumer Financial Protection Bureau	MPP	Mortgage Purchase Program
CIBCA	Change in Bank Control Act	MSA	Metropolitan statistical areas
CIP	Customer identification program	MSR	Mortgage servicing rights
CMA	Cash management advances	NIM	Net interest margin
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NIST	National Institute of Standards and Technology
COVID-19	Coronavirus pandemic	NPA	Nonperforming assets
CPR	Conditional prepayment rate	NWGB	Northwest Georgia Bank
CRA	Community Reinvestment Act	NYSE	New York Stock Exchange
DEI	Diversity, Equity, and Inclusion	OCC	Office of the Comptroller of the Currency
DIF	Deposit Insurance Fund	OFAC	Office of Foreign Assets Control
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OREO	Other real estate owned
DOJ	Department of Justice	PCD	Purchased credit deteriorated
ECOA	Equal Credit Opportunity Act	PCI	Purchased credit impaired
EPS	Earnings per share	PPP	Paycheck Protection Program
ERG	Employee Resource Groups	PSU	Performance-based restricted stock units
ESPP	Employee Stock Purchase Plan	REIT	Real estate investment trust
EVE	Economic value of equity	ROU	Right-of-use
FASB	Financial Accounting Standards Board	RSU	Restricted stock units
FBIN	FirstBank Investments of Nevada, Inc.	SBA	Small Business Administration
FBIT	FirstBank Investments of Tennessee, Inc.	SDN List	Specially Designated Nationals and Blocked Persons
FBRM	FirstBank Risk Management	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured overnight financing rate
FDICIA	FDIC Improvement Act	TDFI	Tennessee Department of Financial Institutions
Federal Reserve	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
FHLB	Federal Home Loan Bank

Cautionary note regarding forward-looking statements
This Annual Report contains certain forward-looking statements that are not historical in nature and may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including but not limited to expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” “forecasts” “likely,” “future,” “strategy” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual outcomes and results may prove to be materially different from the outcomes and results expressed or implied by the forward-looking statements.
A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally; (2) changes in government interest rate policies and its impact on the Company’s business, net interest margin, and mortgage operations; (3) the Company’s ability to effectively manage problem credits; (4) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (5) difficulties and delays in integrating acquired businesses or fully realizing costs savings, revenue synergies and other benefits from future and prior acquisitions; dispositions, restructurings or reorganizations; (6) the Company’s ability to successfully execute its various business strategies; (7) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments; (8) the potential impact of the phase-out of LIBOR or other changes involving LIBOR; (9) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions; (10) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security; (11) customer behavior; (12) natural disasters or acts of war or terrorism; and (13) general competitive, economic, political, and market conditions.
The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report; and in any of the Company’s subsequent Securities and Exchange Commission Filings. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

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
Overview
FB Financial Corporation is a bank holding company designated as a financial holding company. We are headquartered in Nashville, Tennessee. Our wholly-owned bank subsidiary is FirstBank which provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, Kentucky, Alabama and North Georgia. As of December 31, 2022, our footprint included 82 full-service bank branches and several other limited service banking, ATM and mortgage loan production locations serving the Tennessee metropolitan markets of Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Florence and Huntsville, Alabama and Bowling Green, Kentucky. The Bank also operates in 16 community markets. Further, the Company also provides mortgage banking services utilizing its bank branch network and mortgage banking offices located throughout the southeastern United States. As of December 31, 2022, we had total assets of $12.85 billion, loans held for investment of $9.30 billion, total deposits of $10.86 billion, and total common shareholders’ equity of $1.33 billion.
Throughout our history, we have maintained a community banking approach of personalized relationship-based service, which is delivered locally through experienced bankers in each market. As we have grown, maintaining this relationship-based approach utilizing local, talented and experienced bankers in each market has been an integral component of our success. Our bankers utilize their local knowledge and relationships to deliver timely solutions to our clients. We empower these bankers by giving them local decision making authority supplemented by appropriate risk management. In our experience, business owners and operators prefer to deal with decision makers, and our banking model is built to place the decision maker as close to the client as possible. We have designed our operations, technology, and centralized risk oversight processes to specifically support our operating model. We deploy this operating model universally in each of our markets, regardless of size. We believe we have a competitive advantage in our markets versus both smaller community banks and larger regional and national banks. Our robust offering of products, services and capabilities differentiate us from community banks, and our significant local market knowledge, client service level and the speed with which we are able to make decisions and deliver our services to customers differentiate us from larger regional and national banks.
We seek to leverage our operating model by focusing on profitable growth opportunities across our footprint, both in high-growth metropolitan markets and in stable community markets. As a result, we are able to strategically deploy our capital across our markets to take advantage of those opportunities that we believe provide the greatest certainty of profitable growth and highest returns.
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when an experienced banker and entrepreneur partnered to acquire Farmers State Bank with a focus on growing the Bank. In 1988, Farmers State Bank purchased the assets of First National Bank of Lexington, Tennessee and changed the name to FirstBank, forming the foundation of our current franchise. In 1990, James W. Ayers became FirstBank's sole shareholder and remained the sole shareholder until our initial public offering in September 2016. The Bank grew from a community bank with only $14 million in assets in 1984 to total assets of $12.8 billion at December 31, 2022.
From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, those markets did not become a significant strategic focus until we implemented our current strategy in the Nashville metropolitan statistical area in 2012. The successful implementation of this strategy, along with strategic acquisitions, resulted in growing Nashville into our largest market with 48% of our total deposits as of June 30, 2022. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama, which was converted to a full service branch in 2019. During 2020, we expanded into the Bowling Green, Kentucky MSA with our acquisition of FNB Financial Corp. in addition to increasing our Nashville MSA market share through our acquisition of Franklin Financial Network, Inc. During 2021, we expanded our banking division into Central Alabama with hiring of additional experienced senior bankers in Birmingham. As a result of this evolution and focus on continuous organic growth, we operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
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
On July 31, 2017, the Bank completed its merger with Clayton Bank and Trust and American City Bank (together the “Clayton Banks”), pursuant to the Stock Purchase Agreement with Clayton HC, Inc., a Tennessee corporation (“Seller”), and James L. Clayton, the majority shareholder of Seller, dated February 8, 2017, as amended on May 26, 2017, with a purchase price of approximately $236.5 million. The Company issued 1,521,200 shares of common stock and paid cash of $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking entity. As of July 31, 2017, the estimated fair value of loans acquired and deposits assumed as a result of the merger was $1,059.7 million and $979.5 million, respectively.
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
On August 15, 2020, the Company completed its largest merger to date with Franklin Financial Network, Inc. and its wholly-owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion in a transaction valued at $477.8 million, which included the issuance of 15,058,181 shares of the Company's common stock. The transaction added a new subsidiary to the Company, FirstBank Risk Management, which provides risk management services to the Company in the form of enhanced insurance coverages. It also added a new subsidiary to the Bank, FirstBank Investments of Tennessee, Inc., which provides investment services to the Bank. FBIT has a wholly-owned subsidiary, FirstBank Investments of Nevada, Inc. to provide investment services to FBIT. FBIN has a controlling interest in a subsidiary, FirstBank Preferred Capital, Inc., which serves as a real estate investment trust, which allows the Bank to sell real estate loans to the REIT to optimize our tax structure. During the year ended December 31, 2022, the Company began the process of dissolving FBRM which is expected to be completed in the first half of 2023.
See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.

Our markets
Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of Alabama, North Georgia and Kentucky.

Top Metropolitan Markets(2)						Top Community Markets(2)
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	6	24	5,020	5.4%	47.6%	Lexington	1	6	374	51.4%	3.5%
Chattanooga	6	8	863	5.7%	8.2%	Tullahoma	1	4	306	13.7%	2.9%
Knoxville	9	6	756	3.1%	7.2%	Dalton	7	3	230	6.6%	2.2%
Jackson	3	7	543	12.3%	5.2%	Morristown	6	2	229	9.6%	2.2%
Bowling Green	7	5	265	5.8%	2.5%	Huntingdon	2	5	168	39.2%	1.6%
Memphis	28	4	255	0.6%	2.4%	Paris	3	2	166	16.3%	1.6%
Huntsville	22	2	75	0.6%	0.7%	Cookeville	8	1	163	4.2%	1.5%
Birmingham	32	1	60	0.1%	0.6%	Crossville	5	1	148	9.1%	1.4%

(1)Source: SNL Financial. Market data is as of June 30, 2022 and is presented on a pro forma basis for announced acquisitions since June 30, 2022.
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
Our core client profile across our footprint includes small businesses, corporate clients and owners, and investors of commercial real estate. We target business clients with substantial operating history. Our typical business client would keep business deposit accounts with us, and we would look to provide banking services to the owners and employees of the business as well. We also have an active consumer lending business that includes deposit products, mortgages, home equity lines and small consumer finance loans. We continuously strive to build deeper relationships by actively advising clients and offering products that meet their banking needs.
The following tables show our deposit market share ranking among banks in Tennessee as of June 30, 2022 (the most recent date where such information is publicly available). Of the 10 largest banks in the state based on total deposits, six are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	The Toronto-Dominion Bank	Cherry Hill, NJ	136	31.5	14.2
2	Regions Financial Corp. (AL)	Birmingham, AL	200	25.1	11.3
3	Pinnacle Financial Partners (TN)	Nashville, TN	54	23.4	10.5
4	Truist Financial Corp. (NC)	Charlotte, NC	107	18.9	8.5
5	Bank of America Corporation (NC)	Charlotte, NC	56	18.6	8.4
6	FB Financial Corp (TN)	Nashville, TN	77	9.5	4.3
7	U.S. Bancorp (MN)	Minneapolis, MN	67	5.1	2.3
8	Simmons First National Corp. (AR)	Pine Bluff, AR	47	3.7	1.7
9	Wilson Bank Holding Co. (TN)	Lebanon, TN	29	3.7	1.7
10	Fifth Third Bancorp (OH)	Cincinnati, OH	41	3.4	1.5
Source: S&P Global Market Intelligence and Company reports as of June 30, 2022 adjusted for pending and completed acquisitions as of June 30, 2022.
Our business strategy
Our overall business strategy is comprised of the following core strategies.
Enhance market penetration in metropolitan markets.    In recent years, we have successfully grown our franchise in the Nashville MSA by executing our community bank growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch presence; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and sophisticated range of products provides us with a competitive advantage over the smaller community banks in the Nashville MSA and our other MSAs. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market with approximately 5.4% market share, based on pro forma deposits as of June 30, 2022. We intend to continue to efficiently increase our market penetration through organic growth and strategic acquisitions.
Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets and we have implemented these strategies in additional markets across our footprint. In Knoxville and Chattanooga, we have achieved top 10 deposit market shares through our acquisitions of Northwest Georgia Bank, the Clayton Banks, and the branches from Atlantic Capital Bank and continued strong organic growth in those markets. In the Memphis, Huntsville and Birmingham MSAs, our banking model has attracted strong leadership teams and we have experienced significant growth in both deposits and loans.
Pursue opportunistic acquisitions.    We have completed 13 acquisitions in the past 25 years. We pursue acquisitions that enhance market penetration, possess strong core deposits, are accretive to earnings per share while minimizing tangible book value dilution, and meet our internal return targets. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition throughout our footprint as well as in attractive contiguous markets in the coming years due to industry trends, such as compliance and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 110 commercial banks with total assets of less than $5 billion, and in the contiguous states of Alabama, Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 450 commercial banks with under $5 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.

Improve efficiency by leveraging technology and scaling operations.   We have invested significantly in our bankers, infrastructure and technology in recent years, which we believe has created a scalable platform that will support future growth across all of our markets. Our bankers and branches, especially in the metropolitan markets, continue to scale in size, and we believe there is capacity to grow our business without adding significantly to our branch network. The Company is a founding member of the USDF Consortium formed in early 2022 with a mission to build a network of banks to further the adoption and interoperability of a bank-minted tokenized deposit. Additionally, we have partnered with Zippy, Inc. to increase access to affordable housing by utilizing technology to transform the manufactured housing lending process. We plan to continue to invest, as needed, in our technology and business infrastructure to support our future growth and increase operating efficiencies.
Develop niche banking and noninterest income opportunities.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income. We have a strong mortgage platform with a traditional retail delivery channel. Additionally, we have successfully expanded our fee-based business to include more robust treasury management, trust and investment services and capital markets revenue streams. We intend to continue emphasizing these business lines which we believe serve as strong customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.
Risk management
General
Our operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, information security/cyber risk, third-party risk, operational risk, strategic risk and reputational risk. Our risk culture is supported by investments in the right people and technologies to protect our business. Our board of directors, through its Risk Committee, is ultimately responsible for overseeing risk management of the Company. We have a Chief Risk Officer who oversees risk management across our business. Our board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including credit, legal, IT, audit, compliance, capital markets, loan review, information security and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.
Our credit policies support our goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. We maintain a risk management infrastructure that includes local authority, centralized policymaking and a system of checks and balances. The fundamental principles of our credit policy and procedures are to maintain credit quality standards, which enhance our long-term value to our clients, associates, shareholders and communities. Our loan policies provide our bankers with a sufficient degree of flexibility to permit them to deliver responsive and effective lending solutions to our clients while maintaining appropriate credit quality. Furthermore, our bankers and associates are hired for the long-term and they are incented to focus on long-term credit quality. Since lending represents credit risk exposure, the board of directors and its duly appointed committees seek to ensure that the Bank maintains appropriate credit quality standards. We have established management oversight committees to administer the loan portfolio and monitor credit risk. These committees include our ACL Committee and Corporate Credit Risk Committee and they meet at least quarterly to review the lending activities.
Credit concentration
Diversification of risk is a key factor in prudent asset management. Our granular loan portfolio reflects a balanced mix of consumer and commercial clients across these markets that we think provides a natural hedge to industry and market cycles. In addition, risk from concentration is actively managed by management and reviewed by the board of directors of the Bank, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against policy limits. These limits are reviewed as part of our periodic review of the credit policy. Loan concentration levels are monitored by the Corporate Credit Risk Committee and reported to the Credit Risk Committee of the board of directors.
Loan approval process
The loan approval process at the Bank is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. Our localized decision making is reinforced through a centralized review process supported by technology that monitors credits to ensure compliance with our credit policies. Our loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to our individual bankers, market presidents, regional presidents, credit officers, senior management and credit committees. The Corporate Credit Risk Committee, along with senior management, establishes the maximum lending limits at each level and our senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. We believe that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for our market presidents, regional presidents, credit officers, senior management and credit committees allows us to provide prompt and appropriate responses to our clients while still allowing for the appropriate level of oversight.
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
The Corporate Credit Risk Committee reviews and approves any amendments to the credit policy, monitors loan portfolio trends and credit trends, and loan reviews. The Credit Risk Committee of the board of directors approves loan transactions that exceed management authorized thresholds as set forth in our credit policy. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the Bank’s senior management. We believe that our loan approval process provides for thorough internal controls, underwriting, and decision making.
Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our regulatory capital. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of bank funds. It is also intended to safeguard bank’s depositors by diversifying the risk of potential loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2022, the Bank’s legal lending limits were approximately $194.0 million (15%) and $323.4 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
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
The Risk Committee of the board of directors approves policies that set operational standards and risk limits. Management is responsible for the implementation, integrity and maintenance of our risk management systems ensuring the directives are implemented and administered in compliance with the approved policy. Our Chief Risk Officer supervises the overall management of our risk management program, reports to the Chief Executive Officer and yet also retains independent access to the Risk Committee of the board of directors.
Credit risk management
Credit risk management is a key component of our risk management program. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to our credit policies as required, and we also track and address technical exceptions.
Each relationship manager has the primary responsibility for appropriately risk rating each loan that is made. In addition, our credit administration department is responsible for the ongoing monitoring of loan portfolio performance through the review of ongoing financial reports, credit quality reports, relationship manager reports, audit reviews and exception reporting and concentration analysis. This monitoring process also includes an ongoing review of loan risk ratings. Management and monitoring of our allowance for credit losses is performed by our ACL Committee. We have a Corporate Credit Risk Committee which monitors the integrity of our portfolio within the parameters of the credit policy. We utilize a risk grading system that enables management to differentiate individual loan quality and forecast future profitability and portfolio loss potential. The Credit Risk Committee of the board of directors has the authority to approve credit policies and risk limits.
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
The board of directors supports a strong loan review program and is committed to its effectiveness as part of the independent process of assessing our lending activities. We have communicated to our credit and lending staff that the identification of emerging problem loans begins with the lending personnel knowing their client and supported by credit personnel, actively monitoring their client relationships. The loan review process is meant to augment this active management of client relationships and to provide an independent and broad-based look into our lending activities. We believe that our strong client relationships support our ability to identify potential deterioration of our credits at an early stage enabling us to address these issues early on to minimize potential losses.
We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms. The results from internal and external loan reviews are reported to the Risk Committee of the board of directors to ensure independence and objectivity. The examinations performed by the loan review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each review, the loan review department provides management with a report that summarizes the results of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.
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
Liquidity and interest rate risk management
Our liquidity planning framework is focused on robust forecasting and risk management to ensure predictable funding needs and availability. We strive to maintain the lowest cost of funding available while maintaining stable sources of liquidity. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding sources, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2022.
Funding structure as of December 31, 2022

Sub debt 1.0%
Customer repurchase agreements and federal funds purchased 0.7%
FHLB advances 1.4%
Equity capital (no AOCI included) 11.7%
Customer deposits 85.2%

In addition, we monitor our liquidity risk by adopting policies to define potential liquidity problems, reviewing and maintaining an updated contingency funding plan and providing a prudent capital structure consistent with our credit standing and plans for strategic growth.
Our interest rate risk management system is overseen by the Risk Committee of our board of directors, who has the authority to approve acceptable rate risk levels. Our board of directors has established the Asset/Liability Committee at the management level to ensure appropriate risk appetite by requiring:
•quarterly testing of interest rate risk exposure;
•proactive risk identification and measurement; and
•quarterly risk presentations by senior management

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
The Company’s information security practices and risks are reviewed annually by our internal audit team and our external auditors in connection with our annual audit process. Key Risk Indicators, established in conjunction with board approved Statement of Risk Appetite, are reported to the Information Technology Steering Committee and Risk Management Committee on at least a quarterly basis. Our Risk Committee of the Board of Directors is responsible for overseeing the Company’s information security risk and receives updates on a quarterly basis. Our Board of Directors or the Board’s Risk Committee is provided an information security update on an annual basis. The Company does adhere to and implement NIST guidelines and utilizes the ABA recommended Cyber Risk Institute Profile to annually evaluate our information security practices. The results of those annual evaluations are provided to and monitored by the FDIC and the Board’s Risk Committee. The Company also maintains coverage under a cyber security insurance policy. Levels of coverage are reviewed periodically to ensure alignment with the organizations risk appetite.
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
Human capital
At FB Financial, we value our associates, because our associates are FirstBank. They do the work; they serve our communities and they build relationships with our customers. As of December 31, 2022, the Company employed 1,757 full-time equivalent associates with an average tenure of six years of service.
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
We also pride ourselves in our values, which we aspire to live by every day:
•One Team, One Bank
•Do The Right Thing
•Commitment to Excellence
•Exist For the Customer
•Treat People With Respect
•Enjoy Life
In 2022, FirstBank has been named one of Middle Tennessee’s Top Workplaces by The Tennessean for the eighth year in a row. FirstBank meets high standards for a healthy workplace culture as ranked by its own employees. We have also been named as one of the Best Banks to Work For in America by American Banker Magazine, for each of the last three years.

Diversity, Equity, and Inclusion
Providing a great place to work includes our commitment to diversity, equity, and inclusion. In 2020, we chartered an internal Diversity Council to begin work in 2021. The Diversity Council focuses on educating our associates on inclusion, encouraging them to see differences as opportunities to diversify our workforce, and increasing involvement in our diverse communities. In 2022, the Council was instrumental in providing Unconscious Bias Training to our leadership and adding additional DEI training to the all-associate curriculum.
The Diversity Council oversees our “All In” Employee Resource Groups or ERGs. FirstBank ERG Communities provide a safe place where people who identify as belonging to a certain demographic group – or who consider themselves allies to that group – can speak openly with others who share similar perspectives to provide awareness and education to the FirstBank family. Our All In ERGs will serve as networks for associates to share their unique perspectives – while advancing FirstBank’s diversity, equity and inclusion strategies and position in our local markets. Inclusive groups that collaborate across regions will enable associates to share ideas, grow professionally and connect with colleagues who have similar interests. All In ERG priorities align with the Company’s values and all are open to every associate.
The initial ERG Communities to be launched in 2023 are:
a.Black Professionals. This community group advocates for representation, social awareness, and supporting opportunity for Black and African American associates.
b.Women Professionals. This community group focuses on the development and mentorship of women at FirstBank and in the community.
We continue to focus on hiring associates representative of ethnic minority groups, which made up 15% of our external hires in 2022.
Recruitment, Talent Development, and Retention
During the year ended December 31, 2022, we continued to grow our Talent Advantage program established in 2020 by conducting dozens of in-person talent development meetings across the organization to facilitate succession planning at all levels. Key talent was identified, and development planning initiatives were implemented.
We piloted new manager development sessions designed to provide knowledge and support for new and emerging managers to transition to a supervisory leadership role.
These programs have been developed to give FirstBank associates opportunities to grow, develop and explore career opportunities that are of interest to them within our organization.
We evolved to a more structured recruiting procedure, implemented a new tracking and application system and highlighted our internal application process. This resulted in 21.6% of jobs filled through internal mobility including 141 promotions. With associates joining us from outside the organization, we have an over 93% retention rate of first year hires.
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
Changes in the medical plan were implemented resulting in minimal, if any, premium increases for the majority of associates in a highly inflationary environment.
The Company contributes an average of over 70% of total premium cost.
Information technology systems
During the year ended December 31, 2022, FirstBank continued the expansion of workflow and process automation efforts, focusing on continued improvement to customer experience, while creating efficiencies and reducing manual efforts. The Bank completed the initial implementation of a commercial loan origination system, and has selected and begun implementation of an asset-liability monitoring and funds management system.
Post-pandemic technology improvements throughout 2022 included continuing resiliency implementations across the footprint of the organization, with a majority of key locations now having discrete carrier network redundancy. Other improvements included a focus on scheduled lifecycle replacements of network and workstation hardware.

Additionally during 2022, FirstBank initiated a data management program with a goal to enhance the utilization of data by improving confidence, availability and usability of data. The program aligns with the Bank's strategic plan with an initial focus on financial, regulatory, credit and customer data.
Lastly, FirstBank continued exploring emerging technologies and was a founding member of the USDF Consortium in early 2022, which developed a functioning, non-production prototype of a USDF blockchain-based point-to-point payment application, integrating with the Bank's digital banking platform.
During 2023, we plan to focus on the implementation of the budgeted and forecasting system, and supporting the initiatives from the FirstBank Way improvements. The FirstBank Way initiatives will enable us to continually define our business model to be scalable yet community banking focused as we continue to grow. Additionally, the integration of embedded banking technology into the bank's core infrastructure is intended to support the implementation of key innovation partners in 2023. The Bank will also be closely monitoring and seeking to take advantage of regulatory support of possible blockchain innovative opportunities.
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

The Dodd-Frank Act
As a result of the Dodd-Frank Act, the regulatory framework under which the Company operates has changed. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing issues including, among others, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, lending limits, mortgage lending practices, registration of investment advisers and changes among the bank regulatory agencies. In particular, portions of the Dodd-Frank Act that affected us and the Bank include, but are not limited to:
•The Consumer Financial Protection Bureau. The CFPB is a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services and supervisory authority over banks with more than $10 billion in assets. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to FirstBank's business. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive, and abusive practices. The Company's asset size passed $10 billion during the third quarter of 2020 and as such, there continues be an increase to our overall regulatory compliance costs for the year ended December 31, 2022.
•Mortgage lending activities. The Dodd-Frank Act imposes duties on mortgage lenders, including a duty to determine the borrower's ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.
•Executive compensation and corporate governance. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). As of December 31, 2022, we are subject to the say-on-pay and say-on-golden-parachute requirements and other corporate governance rules, such as the requirement for an independent compensation committee and the requirement for all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery (or “clawback”) of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires us to adopt a clawback policy within 60 days after such listing standard becomes effective.
•Interchange Fees. The Dodd-Frank Act included provisions (known as the "Durbin Amendment"), which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment and the rules promulgated thereunder became applicable to FirstBank in the second half of 2022. As such, we experienced a decline in interchange fee income although our volume of interchange transactions increased.
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
Temporary Regulatory Capital Relief Related to Impact of CECL
Concurrent with enactment of the CARES Act, in March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL, the provisions of which became final on September 30, 2020. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and elected the capital transition relief over the permissible five-year period. As such, we began phasing in the impact of the CECL adoption in 2022.
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
Acquisitions subject to prior regulatory approval
The BHCA requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company, savings and loan holding company or savings association, or to increase any such non-

majority ownership or control of any bank, bank holding company, savings and loan holding company or savings association, or to merge or consolidate with any bank holding company.
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
The rules permit bank holding companies with less than $15 billion in total consolidated assets, to continue to include trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, in Tier 1 Capital, but not in CET1 Capital, subject to certain restrictions. Tier 2 Capital consists of instruments that currently qualify in Tier 2 Capital plus instruments that the rule has disqualified from Tier 1 Capital treatment.
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
The U.S. Basel III Capital Standards require certain deductions from or adjustments to capital. As a result, deductions from CET1 Capital are required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets (net of associated deferred tax liabilities); and deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities). Other deductions are required from different levels of capital. The U.S. Basel III Capital Rules also increased the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain underwriting requirements must be risk-weighted at 150% rather than the current 100%.
Additionally, the U.S. Basel III Capital Standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). As a non-advanced approach banking organization, we are subject to simpler regulatory capital requirements for the three categories of assets discussed above per the Capital Simplifications final rule. There is a 25% CET1 Capital deduction threshold for all three categories combined.
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
Furthermore, under the BHCA and its implementing regulations, and subject to certain exceptions, any company would be required to obtain Federal Reserve approval prior to obtaining control of a bank or bank holding company. Tiered presumptions of control are used to determine whether one company has control over another as detailed in the table below. There are circumstances where a company acquires less than 25% of any class of voting securities; however, control continues to exist in circumstances where a company directly or indirectly owns, controls or has power to vote 25% or more of any class of voting securities or control in any manner the election of a majority of the directors or trustees of the other company. There is a presumption of non-control for any holder of less than 5% of any class of voting securities, assuming none of the generally applicable presumptions are triggered.

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
In addition, the Federal Reserve's requirements on equity investments in banks and bank holding companies dictate circumstances under which a minority investor is deemed to control a bank or bank holding company for purposes of the BHCA. Among other things, a minority investor is permitted to hold up to 24.9% (or 33.3% under certain circumstances) of the total equity (voting and non-voting combined) and have at least one representative on the company’s board of directors (with two directors permitted under certain circumstances).

Compensation and risk management
Under regulatory guidance applicable to banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
Bank regulation
The Bank is a banking institution that is chartered by and headquartered in the State of Tennessee, and it is subject to supervision and regulation by the TDFI, FDIC, and the CFPB. The TDFI and FDIC supervise and regulate all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency, which regularly examines the Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank. The supervision and oversight by the CFPB on the Bank is discussed in greater detail in “Business: Supervision and regulation: Bank regulation: Consumer laws and regulations”.
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
As of December 31, 2022, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

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
Insurance of accounts and other assessments
The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005. Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like the Bank, is based on the level of perceived risk incurred in its activities. The Bank's deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays deposit insurance assessments to the FDIC to be insured by the DIF. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution's most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank's deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters, the assessment rate increases compared to institutions at lower average asset levels. In addition, for large institutions, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank's capital level and supervisory ratings and certain financial measures to assess an institution's ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent.
Restrictions on transactions with affiliates
The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank, and, in our case, includes, among others, the Company as well as our former Chairman, James W. Ayers and the companies he controls. Accordingly, transactions between the Bank and the Company or Mr. Ayers or any of his affiliates, will be subject to a number of restrictions, including restrictions relating to extensions of credit, contracts, leases and purchases or sale of assets. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by specified collateral of designated amounts. Furthermore, such secured loans by the Bank to the Company or other affiliates are limited, individually, to ten percent (10%) of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to twenty percent (20%) of the Bank’s capital and surplus.
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
In September 2020, the Federal Reserve Board issued an ANPR that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In May 2022, the federal banking regulators issued a joint proposed rule that would substantially revise how an insured depository institution's CRA performance is evaluated. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:
•internal policies, procedures and controls designed to implement and maintain the bank's compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;
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
As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Cincinnati under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2022, the Bank was in compliance with this requirement.
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
In November 2021, the federal bank agencies approved a final rule that places reporting requirements on banks and banking service providers that experience cybersecurity incidents. Under this rule, banks must report these incidents within 36 hours to federal regulator. In addition, banks are required to inform customers of any computer security incidents lasting more than four hours. This rule went into effect on April 1, 2022, and banks were required to be in compliance by May 1, 2022. This rule became applicable to the Company on April 1, 2022 and as of December 31, 2022, the Company is in compliance.
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
Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Tennessee, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease.

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
As of December 31, 2022, approximately 82% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.
Weakness in residential real estate market prices, weakness in demand, or increases in building costs could result in a volatile environment including price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Should we experience the return of adverse economic and real estate market conditions similar to those we experienced from 2008 through 2010 we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.
We are subject to lending concentration risks.
Our exposure to commercial real estate (both owner-occupied and non-owner occupied), commercial and industrial, and construction loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2022, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 33%; commercial and industrial - 18%; and construction - 18%.
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
Our ability to grow our loan portfolio may be hampered.
Our ability to grow our loan portfolio could be limited by, among other reasons, economic conditions, competition in our markets, our ability to hire and train experienced or successful bankers, our ability to generate the deposits needed to grow loan assets, or the drain on liquidity and available deposits that the banking industry has experienced and may continue to experience.
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
We conduct our banking operations primarily in Tennessee. As of December 31, 2022, approximately 73% of our loans and approximately 82% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.
Any regional or local economic downturn that affects Tennessee or existing or prospective borrowers, depositors or property values in this area may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.
Changes in interest rates could adversely affect our results of operations and financial condition.
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
In November 2020, the ICE Benchmark Administration, the London Interbank Offered Rate administrator, announced its intention to continue most U.S. Dollar LIBOR tenors until June 30, 2023. The Financial Conduct Authority announced support for this development, signaling an extension from its prior communication that it would no longer require panel banks to submit rates for LIBOR after 2021. In addition, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a statement encouraging banks to transition away from U.S. Dollar LIBOR as soon as practicable. The Alternative Reference Rates Committee was convened in the U.S. to explore alternative reference rates and support processes to help ensure a successful transition from U.S. Dollar LIBOR to a more robust reference rate. The ARRC is made up of financial and capital markets institutions, is convened by the Federal Reserve Board and the Federal Reserve Bank of New York, and includes participation by various regulators. The ARRC has recommended the Secured Overnight Financing Rate as a successor rate to U.S. Dollar LIBOR and has developed a Paced Transition Plan to facilitate the transition from LIBOR. However, there are conceptual and technical differences between LIBOR and SOFR. In December 2022, the FASB issued ASU 2022-06, "Reference rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" to extend the date to December 31, 2024 for companies to apply the relief in Topic 848.
The retirement of LIBOR is a significant shift in the industry. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. We established a LIBOR Transition Committee to transition from LIBOR to alternative rates and has continued its efforts consistent with industry timelines. As part of these efforts, during the fourth quarter of 2021, we ceased utilization of LIBOR as an index in newly originated loans or loans that are refinanced. Additionally, we identified existing products that utilize LIBOR and are reviewing contractual language to facilitate the transition to alternative reference rates. Failure to adequately manage this transition process with our customers could adversely impact our reputation.
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
The success of our mortgage segment is dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. As the mortgage industry experienced in 2022, mortgage production, especially refinancing activity, declines when interest rates rise. Our mortgage origination volume could be materially and adversely affected by rising interest rates.
Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. If interest rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to further reduce our costs. If we are unable to do so, our continued profitability may be materially and adversely affected.
In 2022, we sold nearly all of the $2.40 billion of mortgage loans held for sale that we closed. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.
The value of our mortgage servicing rights asset is subjective by nature and may be vulnerable to inaccuracies or other events outside our control.
The value of our mortgage servicing rights asset can fluctuate. Particularly, the asset could decrease in value if prepayment speeds, delinquency rates, or the cost to service increases or overall values decrease causing a lack of liquidity of MSRs in the market. Similarly, the value may decrease if interest rates decrease or change in a non-parallel manner or are otherwise volatile. All of which are mostly out of the Bank’s control. We must use estimates, assumptions and judgments when valuing this asset. An inaccurate valuation, or changes to the valuation due to factors outside of our control, could inhibit our ability to realize the full value of this asset. As a result, our balance sheet may not precisely represent the fair market value of this and other financial assets.
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
Our mortgage operation originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $73.6 million in 2022. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $11.09 billion of mortgage loans owned by third parties as of December 31, 2022. As a servicer for those loans, we have certain contractual obligations to third parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.
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
TECHNOLOGY AND OPERATIONAL RISKS
We rely on third-party vendors to provide services that are integral to the operation of our business.
We depend on a range of third-party service providers that are integral to the operation of our business. These vendors service our mortgage loan business, provide critical core systems' processing services, essential web hosting and other internet systems, and deposit processing services. If these service providers fail to perform servicing duties or perform those duties inadequately, we could experience a temporary interruption in our business, sustain credit losses on our loans and/or incur additional costs to obtain a replacement servicer. There can be no assurance that a replacement servicer could be retained in a timely manner or at a similar cost.
Being able to maintain these relationships on favorable terms is not guaranteed. In addition, some of our data processing services are provided by companies associated with our competitors. The loss of these vendor relationships could disrupt the services we provide to our customers and cause significant expenses to replace these services. Our operations could be significantly disrupted if third-party service providers experienced their own difficulties, or terminate their services. If an interruption were to continue for a significant period, our business' financial condition and operations could be adversely affected, perhaps materially. Assuming we were able to replace third-party service providers, it may be at a higher cost. For example, if we experienced issues with our mortgage servicing provider it could result in a range of critical issues including; servicing rights becoming terminated, repurchasing of mortgage loans, and/or reimbursements to investors.
Additionally, we utilize many vendors that provide services to support our operations, including the storage and processing of sensitive consumer and business customer data. A cyber security breach of a vendor's system may result in theft and/or unavailability of our data or disruption of business processes. We could be liable to our customers for losses arising from a breach of a vendor's data security system. We rely on outsourced service providers to implement and maintain prudent cyber security controls. We have procedures in place to assess a vendor's cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems. However, these procedures are not infallible, and a vendor's system can be breached despite the procedures we employ.
Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is comprised of various processes, systems, and strategies, that are designed to manage the types of risk to which we are subject, including, among others, credit, price, liquidity, interest rate and compliance risks. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected.
System failure or breaches of our network security, including cyber-attacks or data security breaches, could subject us to increased operating costs as well as litigation among other liabilities.
The computer systems and network infrastructure we, and our vendors, use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event. Additionally, security breaches, denial of service attacks, viruses, ransomware, and other disruptive problems caused by cyber criminals. Any damage or failure that causes breakdowns or disruptions in our client relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
Compromised computers, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our network infrastructure. A cybersecurity breach of our information systems could lead to fraudulent activity such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us because of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against such resulting claims, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations.
Information security risks have generally increased in recent years in part because of the proliferation of new technologies, use of the internet and telecommunications technologies to conduct financial transactions, increase in remote working, and the increased sophistication and activities of organized crime, hackers, nation state supported organizations, terrorists, and other external parties. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. Further, computer viruses or malware could infiltrate our systems and disrupt our delivery of services making our applications unavailable. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses or malware that could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, or cause us to be in non-compliance with applicable network rules and regulations. In addition, a significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.
Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have robust information security procedures and controls, our encryption software, systems, vendors, and our customers’ devices themselves may become the target of cyber-attacks or information security breaches. Such events could result in the unauthorized release, gathering, monitoring, misuse, unavailability, loss, or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We are under continuous threat of loss due to organized cyber-attacks involving unauthorized access, computer hackers, computer viruses, malicious code, and other security problems and system disruptions as we continue to expand client capabilities to utilize internet and other remote channels to transact business. We have invested and intend to continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. The occurrence of any cyber-attack or information security breach could result in significant potential liabilities to customers and other third parties, reputational damage, the disruption of our operations and regulatory concerns, all of which could materially and adversely affect our business, financial condition or results of operations. The harm to our business could be even greater if such an event occurs during a period of disproportionately heavy demand for our products or services or traffic on our systems or networks.
The financial services industry is undergoing rapid technological changes and we may not have the resources to implement new technology to stay current with these changes.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the technological needs of our customers that will satisfy client demands for convenience in addition to providing secure electronic environments. As we continue to grow and expand our market area, part of our growth strategy is to focus on expanding market share and product offerings through partnerships with financial technology companies that will supplement our existing offerings, such as: remote account opening, remote deposit capture, mobile and digital banking, and other innovative technologies such as blockchain-based products. These technological advances are intended to allow us to acquire new customers and generate additional core deposits at a lower cost. Many of our larger competitors have substantially greater resources to invest, and have invested significantly more than us, in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.
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
To thrive as our industry continues to change, we may need to embrace technological evolution and innovations and redefine the customs of a traditional bank, while also maintaining our commitment to our community banking approach. As a result, this type of transition creates implementation risk. In this process, it is and will continue to be critical that we understand and appreciate our clients’ experiences interacting with us and our systems, including those clients who desire traditionally-delivered services provided through our community-banking model, those who seek and embrace the latest innovations, and those who want services to be convenient, personalized, and understandable.
We are subject to certain operational risks, including, but not limited to, client or employee fraud.
Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against these operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition, or results of operations.
We rely heavily upon information supplied by third parties, including information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we originate, as well as the terms of those loans. If any such data is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended.
Catastrophic events, disasters, and climate change could negatively affect our local economies, disrupt our operations, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties, and damage our reputation, or result in other consequences which could have an adverse impact on our financial results or condition.
A significant portion of our business is in the Southeast and includes areas which are susceptible to weather-related events such as tornadoes, floods, droughts, and fires, the severity and frequency of which can be impacted by climate change. Such events can disrupt our operations, cause damage to our properties, and negatively affect the local economies in which we operate. Climate change and weather-related events may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. The severity and impact of future natural disasters such as earthquakes, fires, hurricanes, tornadoes, droughts, floods, and other weather-related events are difficult to predict. While we maintain insurance covering many of these weather-related events, there is no insurance against the disruption that such a catastrophic event could cause in the markets that we serve and the resulting adverse impact on our borrowers’ ability to timely repay their loans, and/or the value of any collateral held by us.
Further, our reputation and client relationships may be damaged because of our clients’ involvement in certain industries or projects associated with causing or exacerbating climate change or by our failure or our clients’ failure to support sustainability initiatives. New regulations or guidance relating to environmental, social, and governance standards, as well as the perspectives of shareholders, employees, and other stakeholders regarding these standards, may affect our business activities and increase disclosure requirements, which may increase costs.
In addition, geopolitical matters including: international trade disputes, political unrest, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, and slow growth in the global economy, as well as acts of terrorism, war, and other violence could result in disruptions in the financial markets or the markets that we serve. These negative events could have a material adverse effect on our results of operations or financial condition and may affect our ability to access capital.
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
Mr. Ayers, the Company's former Chairman, currently owns approximately 23% of our common stock. Further, Mr. Ayers has the right under the shareholder's agreement, by and between the Company and Mr. Ayers and entered into in connection with the Company's initial public offering, to designate up to 20% of our directors and at least one member of the nominating and corporate governance and compensation committees of our board of directors for so long as permitted under applicable law. So long as Mr. Ayers continues to own a significant portion of our common stock, he will have the ability to influence the vote in any election of directors and will have the ability to significantly influence a vote regarding a transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Mr. Ayers may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive disadvantages in owning stock of a company with a significant shareholder.

We could be required to write down goodwill and other intangible assets.
At December 31, 2022, our goodwill and other identifiable intangible assets were $254.9 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.
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
We depend on the accuracy and completeness of information about customers.
In deciding whether to extend credit or enter certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. We may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading personal information, financial statements, credit reports, tax returns or other financial information, including information falsely provided because of identity theft, could have an adverse effect on our business, financial condition and results of operations.
Negative publicity could impact our reputation.
Reputational risk is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and could expose us to adverse legal and regulator consequences. Negative public opinion could result from our actual, alleged, or perceived conduct related to employees or banking practices. Such negative public opinion could ultimately impact our earnings and stock price.
Pandemics could adversely impact us in the future.
Pandemics could have a significant impact on the Company's ability to conduct business. Such an event could negatively impact the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, and adversely impact the Company.
The COVID-19 pandemic created economic and financial disruptions in the economy, including volatility in financial markets, sudden, unprecedented job losses, labor shortages, disrupted supply chains, supply-demand imbalances affecting real estate markets, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages.
The future impact of the pandemic on global health and economic conditions and activity remain uncertain and depend on future developments that cannot be predicted, including impacts from the expiration of the federal economic aid packages, surges of COVID-19 cases, and the spread of more dangerous variants of COVID-19, the availability, usage and acceptance of effective medical treatments and vaccines, changing client preferences and behavior and future public response and government actions, including travel bans and restrictions, and limitations on business. Pandemics, including the COVID-19 pandemic, may disrupt the U.S. and global economy, including changes in financial and capital markets, and adversely affect our businesses and operations, liquidity, results of operations and financial condition, including from increased allowance for credit losses and noninterest expenses, which are dependent on the pandemic’s duration and severity.
ITEM 1B - Unresolved Staff Comments
None.
ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 211 Commerce Street, Suite 300, Nashville, Tennessee 37201. We have banking locations in the Tennessee metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Huntsville and Florence, Alabama and Bowling Green, Kentucky. As of December 31, 2022, we operated 82 full-service bank branches and nine limited service branch locations throughout our geographic market areas as well as 20 mortgage offices throughout the southeastern United States. We also operate in 16 community markets throughout our footprint. See “ITEM 1. Business – Our Markets” for more detail. We own 70 of these banking locations and lease our other locations, which include nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. Additionally, we continue to upgrade our properties to make them more energy efficient and protect the environment.
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
The Company had approximately 2,193 stockholders of record as of February 14, 2023. A substantially greater number of holders of FBK common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a GICS Level 2 industry group consisting of 18 regional and national publicly traded banks. The graph assumes an initial $100 investment on December 31, 2016 through December 31, 2022. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Total Return Performance
240.00
230.00
220.00
210.00
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
FB Financial Corporation
S&P 500 Total Return Index
S&P 500 Bank Total Return Index

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
12/31/2016	100.00	100.00	100.00
12/31/2017	161.81	121.83	122.55
12/31/2018	135.64	116.49	102.41
12/31/2019	154.70	153.17	144.02
12/31/2020	137.46	181.35	124.21
12/31/2021	175.28	233.41	168.24
12/31/2022	146.36	191.13	135.92
Source: S&P Global Market Intelligence
Dividends
We declared cash dividends on our common stock of $0.52 per share for the year ended December 31, 2022, compared to $0.44 per share for the year ended December 31, 2021. The timing and amount of future dividends are at the discretion of the board of directors and will depend upon a number of factors including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant. Our board of directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. For a more complete discussion on the restrictions on dividends, see “Business: Supervision and regulation: Restrictions on bank holding company dividends”, “Business: Bank dividends”, “Management’s discussion and analysis: Holding company liquidity management”, and Note 15 “Dividend Restrictions“ in the notes to the consolidated financial statements.
Stock Repurchase Program
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31	—	$—	—	$73,440,676
November 1 - November 30	—	—	—	73,440,676
December 1 - December 31	202,144	35.80	202,144	66,198,314
Total	202,144	$—	202,144	$66,198,314
(1) Amounts are inclusive of commissions and fees related to the stock repurchases.
On March 14, 2022, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The Company purchased 852,144 shares pursuant this plan during the year ended December 31, 2022. The purchase authorizations granted under the new repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2024, whichever date occurs earlier. The new repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
On February 18, 2021, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The Company purchased 145,119 shares pursuant this plan during the year ended December 31, 2022. This repurchase plan expired on March 31, 2022. The repurchase plan was conducted pursuant to a written plan that was intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.

Sale of Equity Securities
The Company did not sell any unregistered equity securities during 2022.
ITEM 6 — [RESERVED]
ITEM 7 — Management's discussion and analysis of financial condition and results of operations
Overall Objective
The following is a discussion of our financial condition at December 31, 2022 and 2021, and our results of operations for the years ended December 31, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the "Cautionary note regarding forward-looking statements" and Risk Factors" sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 are included in the respective sections within "Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of operations" of our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2021.
Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of December 31, 2022, our footprint included 82 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 16 community markets throughout Tennessee, Alabama and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States. As of December 31, 2022, we had total assets of $12.85 billion, loans held for investment of $9.30 billion, total deposits of $10.86 billion, and total shareholders’ equity of $1.33 billion.
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
Development in 2022
Mortgage restructuring
During the year ended December 31, 2022, we completed the restructuring of our mortgage business (referred to herein as "Mortgage restructuring"), including the exit from our direct-to-consumer channel, which was one of two delivery channels in the Mortgage segment. As a result of exiting this channel, we recorded restructuring expenses of $12.5 million during the year ended December 31, 2022. The repositioning of our Mortgage segment does not qualify to be reported as discontinued operations. We plan to continue originating and selling residential mortgage loans within our Mortgage segment through our traditional consumer-facing mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in our loans HFI portfolio.
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
As a result of higher inflation, interest rates increased significantly throughout the year ended December 31, 2022. Volatile interest rates could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
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
During 2022, our percentage of total nonperforming loans to loans held for investment decreased to 0.49% as of December 31, 2022, from 0.62% as of December 31, 2021. Our classified loans decreased to 0.56% of loans held for investment as of December 31, 2022, compared to 1.66% as of December 31, 2021. Our nonperforming assets as of December 31, 2022 were $87.5 million, or 0.68% of total assets, increasing from $63.0 million, or 0.50% of assets as of December 31, 2021.
Our net provisions for credit losses on loans held for investment and unfunded loan commitments resulted in an expense of $19.0 million for the year ended December 31, 2022 compared to a reversal of $41.0 million for the year ended December 31, 2021. For the year ended December 31, 2022, our expense was comprised of $10.4 million related to provision for credit losses on loans held for investment and $8.6 million related to provision for unfunded commitments. The current period expense resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach, given a decline in economic outlook and forecasts. These evaluations weighed the impact of the current economic outlook, including inflation, employment, global conflicts, supply chain concerns, and other considerations. See further discussion under the subheading "Allowance for credit losses."
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
Regulatory trends and changes in laws
We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened supervisory expectations in areas such as consumer compliance, the Bank Secrecy Act and anti-money laundering compliance, risk management and internal audit. We expect to incur increased costs for compliance, risk management and audit personnel or professional fees associated with advisors and consultants due the current economic environment.
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

	As of or for the years ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Statement of Income Data
Net interest income	412,235	347,370	265,658
Provisions for credit losses	18,982	(40,993)	107,967
Total noninterest income	114,667	228,255	301,855
Total noninterest expense	348,346	373,567	377,085
Income before income taxes	159,574	243,051	82,461
Income tax expense	35,003	52,750	18,832
Net income applicable to noncontrolling interest	16	16	8
Net income applicable to FB Financial Corporation	$124,555	$190,285	$63,621
Net income applicable to FB Financial Corporation and noncontrolling interest	$124,571	$190,301	$63,629
Net interest income (tax-equivalent basis)	$415,282	$350,456	$268,497
Per Common Share
Basic net income	$2.64	$4.01	$1.69
Diluted net income	2.64	3.97	1.67
Book value(1)	28.36	30.13	27.35
Tangible book value(4)	22.90	24.67	21.73
Cash dividends declared	0.52	0.44	0.36
Selected Ratios
Return on average:
Assets(2)	1.01%	1.61%	0.75%
Shareholders' equity(2)	9.23%	14.0%	6.58%
Tangible common equity(4)	11.4%	17.3%	8.54%
Average common shareholders' equity to average assets	10.9%	11.5%	11.5%
Net interest margin (tax-equivalent basis)	3.57%	3.19%	3.46%
Efficiency ratio	66.1%	64.9%	66.4%
Adjusted efficiency ratio (tax-equivalent basis)(4)	62.7%	65.8%	59.2%
Yield on interest-earning assets	4.16%	3.53%	4.09%
Cost of interest-bearing liabilities	0.87%	0.48%	0.94%
Cost of total deposits	0.54%	0.30%	0.62%
Credit Quality Ratios
Allowance for credit losses as a percentage of loans HFI(5)	1.44%	1.65%	2.41%
Net charge-offs as a percentage of average loans HFI	(0.02)%	(0.08)%	(0.22)%
Nonperforming assets as a percentage of total assets(6)	0.68%	0.50%	0.75%
Nonperforming loans HFI to total loans HFI, net of unearned income	0.49%	0.62%	0.91%

Capital Ratios (Company)
Total common shareholders' equity to assets	10.3%	11.4%	11.5%
Tier 1 capital (to average assets)	10.5%	10.5%	10.0%
Tier 1 capital (to risk-weighted assets)(3)	11.3%	12.6%	12.0%
Total capital (to risk-weighted assets)(3)	13.1%	14.5%	15.0%
Tangible common equity to tangible assets(4)	8.50%	9.51%	9.38%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.0%	12.3%	11.7%
Capital Ratios (Bank)
Total common Shareholders' equity to assets	10.4%	11.3%	12.3%
Tier 1 capital (to average assets)	10.4%	10.2%	10.5%
Tier 1 capital (to risk-weighted assets)(3)	11.1%	12.3%	12.6%
Total capital to (risk-weighted assets)(3)	12.9%	14.1%	14.9%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(3)	11.1%	12.3%	12.6%
(1)Book value per share equals our total shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 46,737,912, 47,549,241, and 47,220,743 as of December 31, 2022, 2021, and 2020, respectively.
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
(4)These measures are not measures recognized under GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(5)Excludes reserve for credit losses on unfunded commitments of $23.0 million, $14.4 million, and $16.4 million recorded in accrued expenses and other liabilities as of December 31, 2022, 2021, and 2020, respectively.
(6)Includes $26,211 of optional rights to repurchase delinquent GNMA loans as of December 31, 2022. There were no such loans that met the criteria to rebook based on our analysis and lack of more-than-trivial benefit as of December 31, 2021 or 2020.
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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$348,346	$373,567	$377,085
Less mortgage restructuring and merger expenses	12,458	—	34,879
Less offering expenses	—	605	—
Less gain on lease terminations	—	(787)	—
Less FHLB prepayment penalties	—	—	6,838
Less certain charitable contributions	—	1,422	—
Adjusted noninterest expense	$335,888	$372,327	$335,368
Net interest income (tax-equivalent basis)	$415,282	$350,456	$268,497
Total noninterest income	114,667	228,255	301,855
Less (loss) gain on change in fair value on commercial loans held for sale	(5,133)	11,172	3,228
Less cash life insurance benefit	—	—	715
Less loss on swap cancellation	—	(1,510)	—
Less (loss) gain on sales or write-downs of other real estate owned	(114)	2,504	(1,491)
Less (loss) gain on other assets	(151)	323	(90)
Less (loss) gain from securities, net	(376)	324	1,631
Adjusted noninterest income	$120,441	$215,442	$297,862
Adjusted operating revenue	$535,723	$565,898	$566,359
Efficiency ratio (GAAP)	66.1%	64.9%	66.4%
Adjusted efficiency ratio (tax-equivalent basis)	62.7%	65.8%	59.2%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except share and per share data)	2022	2021	2020
Tangible Assets
Total assets	$12,847,756	$12,597,686	$11,207,330
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(12,368)	(16,953)	(22,426)
Tangible assets	$12,592,827	$12,338,172	$10,942,343
Tangible Common Equity
Total common shareholders' equity	$1,325,425	$1,432,602	$1,291,289
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(12,368)	(16,953)	(22,426)
Tangible common equity	$1,070,496	$1,173,088	$1,026,302
Common shares outstanding	46,737,912	47,549,241	47,220,743
Book value per common share	$28.36	$30.13	$27.35
Tangible book value per common share	$22.90	$24.67	$21.73
Total common shareholders' equity to total assets	10.3%	11.4%	11.5%
Tangible common equity to tangible assets	8.50%	9.51%	9.38%
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
shareholders' equity:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Return on average tangible common equity
Total average common shareholders' equity	$1,349,583	$1,361,637	$966,336
Adjustments:
Average goodwill	(242,561)	(242,561)	(199,104)
Average intangibles, net	(14,573)	(19,606)	(22,659)
Average tangible common equity	$1,092,449	$1,099,470	$744,573
Net income applicable to FB Financial Corporation	$124,555	$190,285	$63,621
Return on average common shareholders' equity	9.23%	14.0%	6.58%
Return on average tangible common equity	11.4%	17.3%	8.54%

Overview of recent financial performance
Year ended December 31, 2022 compared to the year ended December 31, 2021
Our net income decreased during the year ended December 31, 2022 to $124.6 million from $190.3 million for the year ended December 31, 2021. Diluted earnings per common share was $2.64 and $3.97 for the years ended December 31, 2022 and 2021, respectively. Our net income represented a return on average assets of 1.01% and 1.61% for the years ended December 31, 2022 and 2021, respectively, and a return on average equity of 9.23% and 14.0% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2022 and 2021 was 11.4% and 17.3%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
These results were significantly impacted by the economic forecasts incorporated in our current expected credit loss rate model, leading to a provision for credit losses on loans held for investment and unfunded loan commitments of $19.0 million for the year ended December 31, 2022 compared with a reversal in our provision for credit losses of $41.0 million for the year ended December 31, 2021.
During the year ended December 31, 2022, net interest income before provision for credit losses increased to $412.2 million compared with $347.4 million in the year ended December 31, 2021. Our net interest margin, on a tax-equivalent basis, increased to 3.57% for the year ended December 31, 2022 as compared to 3.19% for the year ended December 31, 2021, influenced by rising interest rates and growth in loans HFI volume during the year ended December 31, 2022.
Noninterest income for the year ended December 31, 2022 decreased by $113.6 million to $114.7 million, down from $228.3 million for prior year period. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $94.0 million to $73.6 million for the year ended December 31, 2022, compared to $167.6 million for the prior year period. These results were impacted by increasing interest rates, compressing margins and a decrease in demand for residential mortgages experienced through the industry during the year ended December 31, 2022 compared with the year ended December 31, 2021.
Noninterest expense decreased to $348.3 million for the year ended December 31, 2022, compared with $373.6 million for the year ended December 31, 2021. The decrease in noninterest expense is reflective of the $45.4 million decrease in salaries, commissions and employee-related costs in the Mortgage segment related to the reduction in mortgage production, which was partially offset by mortgage restructuring expenses of $12.5 million incurred during the year ended December 31, 2022 associated with the exit of our direct-to-consumer internet delivery channel.
Year ended December 31, 2021 compared to year ended December 31, 2020
Our net income decreased during the year ended December 31, 2021 to $190.3 million from $63.6 million for the year ended December 31, 2020. Diluted earnings per common share was $3.97 and $1.67 for the years ended December 31, 2021 and 2020, respectively. Our net income represented a return on average assets, of 1.61% and 0.75% for the years ended December 31, 2021 and 2020, respectively, and a return on average equity, of 14.0% and 6.58% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2021 and 2020 was 17.3% and 8.54%, respectively.
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
During the year ended December 31, 2021, net interest income before provision for loan losses increased to $347.4 million compared to $265.7 million in the year ended December 31, 2020. Our net interest margin, on a tax-equivalent basis, decreased to 3.19% for the year ended December 31, 2021 as compared to 3.46% for the year ended December 31, 2020, influenced by a sustained low interest rate environment.

Noninterest income for the year ended December 31, 2021 decreased by $73.6 million to $228.3 million, down from $301.9 million for prior year period. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $87.8 million to $167.6 million for the year ended December 31, 2021, compared to $255.3 million for the prior year.
Noninterest expense increased to $373.6 million for the year ended December 31, 2021 compared to $377.1 million for the year ended December 31, 2020. The decrease in noninterest expense is reflective of a decrease in merger expenses as there were no business combinations during the year ended December 31, 2021 compared with $34.9 million in merger and conversion expenses during the year ended December 31, 2020 related to our acquisitions of Farmers National and Franklin. The decrease in merger expenses was partially offset by increases in salaries, commissions and personnel-related costs from the incremental head count increase associated with our growth and volume of transactions, including the impact of our business combinations during the year ended December 31, 2020.
Business segment highlights
Banking
Year ended December 31, 2022 compared to year ended December 31, 2021
We operate our business in two business segments: Banking and Mortgage. See Note 20, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased in the year ended December 31, 2022 to $182.9 million, compared to $216.6 million for the year ended December 31, 2021. These results were primarily driven by a provision for credit loss expense on loans held for investment and unfunded loan commitments totaling $19.0 million during the year ended December 31, 2022 compared to a net reversal of $41.0 million in the previous year. Net interest income increased $64.9 million to $412.2 million during the year ended December 31, 2022 from $347.3 million in the same period in the prior year. Noninterest income decreased to $41.3 million in the year ended December 31, 2022 as compared to $61.1 million in the year ended December 31, 2021. During the year ended December 31, 2022, the change in the fair value of our commercial loans held for sale decreased $16.3 million, ATM and interchange fees decreased $4.3 million, and gain on sales or write-downs of other real estate owned decreased $2.6 million partially offset by an increase in service charges on deposits of $2.0 million. Noninterest expense increased to $251.7 million during the year ended December 31, 2022 compared with $232.8 million for the year ended December 31, 2021, primarily due to increases in salaries and advertising, and increases in legal and professional fees.
Mortgage
Activity in our Mortgage segment resulted in a pre-tax net loss of $23.3 million for the year ended December 31, 2022 as compared to income of $26.5 million for the year ended December 31, 2021. There was a decrease in mortgage banking income of $94.0 million to $73.6 million during the year ended December 31, 2022 compared to $167.6 million for the year ended December 31, 2021. This was a result of interest rate increases, compressing margins and a decrease in demand for residential mortgages, which lead to a 62.3% decrease in interest rate lock volume for the year ended December 31, 2022 compared with the year ended December 31, 2021.
Noninterest expense for the years ended December 31, 2022 and 2021 was $96.6 million and $140.8 million, respectively. The decrease during the year ended December 31, 2022 is mainly attributable to a $45.4 million decrease in mortgage salaries, commissions and employee benefit costs associated with the decrease in production volume and headcount reduction from the Mortgage restructuring, partially offset by mortgage restructuring expenses of $12.5 million.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the years ended December 31, 2022 and 2021.
Net interest income
Year ended December 31, 2022 compared to year ended December 31, 2021
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
During the year ended December 31, 2022, the US Treasury yield curve remained inverted as long-term rates increased at a slower pace than short-term rates. This compares to the year ended December 31, 2021, when the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant. The Federal Funds Target Rate range was 4.25% - 4.50% and 0% - 0.25% as of December 31, 2022 and December 31, 2021, respectively. In December 2022, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 5.1% by the end of 2023 and subsequently decrease to 4.1% by the end of 2024. While there can be no such assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 75 basis point increase in the federal funds rate during 2023, followed by a 100 basis point decrease in 2024. The target range for the federal funds rate was increased 25 basis points to 4.50% to 4.75% effective February 2, 2023.
On a tax-equivalent basis, net interest income increased $64.8 million to $415.3 million for the year ended December 31, 2022 as compared to $350.5 million for the year ended December 31, 2021. The increase in tax-equivalent net interest income for the year ended December 31, 2022 was primarily driven by an increase in volume in loans HFI in addition to higher interest rates. Further, our net interest income increase was driven by a change in balance sheet mix which is reflected in our average interest-bearing deposits with other financial institutions to average earning assets ratio, which decreased to 7.25% for the year ended December 31, 2022 compared to 13.0% for the year ended December 31, 2021.
Interest income, on a tax-equivalent basis, was $484.5 million for the year ended December 31, 2022, compared to $388.1 million for the year ended December 31, 2021, an increase of $96.4 million. Interest income on loans held for investment, on a tax-equivalent basis, increased $91.0 million to $425.8 million for the year ended December 31, 2022 from $334.9 million for the year ended December 31, 2021. This is due to growth in average loans HFI which increased to $8.54 billion for the year ended December 31, 2022 compared to $7.20 billion for the year ended December 31, 2021. The increase in average loans HFI is due to strong demand in our primary markets during the year ended December 31, 2022. The average yield on loans HFI increased by 34 basis points period-over-period to 4.99% for the year ended December 31, 2022. Contractual loan interest rates yielded 4.69% in the year ended December 31, 2022 compared with 4.27% in the year ended December 31, 2021. Excluding PPP loans, which have a 1% contractual loan yield, our contractual loan yield would have been 4 basis points higher for the year ended December 31, 2021. PPP loans did not impact our contractual loan yield for the year ended December 31, 2022.
Our yield on interest-earning assets increased to 4.16% for the year ended December 31, 2022 from 3.53% for the year ended December 31, 2021 largely due to the change in balance sheet composition discussed above and due to the current interest rate environment. The increase in loans HFI discussed above was partially offset by a $480.4 million decrease in our average mortgage loans HFS portfolio during the year ended December 31, 2022 from $696.3 million for the year ended December 31, 2021. This balance decreased due to lower mortgage origination volumes as a result of the increasing interest rate environment resulting in a decrease in consumer demand for mortgage loans, and continued

housing inventory shortages. Interest income on mortgage loans held for sale decreased $10.3 million during the year ended December 31, 2022, representing a yield of 3.88% compared to 2.68% for the year ended December 31, 2021.
Interest expense was $69.2 million for the year ended December 31, 2022, an increase of $31.6 million as compared to the year ended December 31, 2021. The increase was largely attributed to a rise in interest rates on interest-bearing deposit accounts. Specifically, interest expense on interest-bearing checking deposits increased to $21.9 million for the year ended December 31, 2022 from $10.2 million for the year ended December 31, 2021 and interest expense on money market deposits increased $12.1 million to $22.9 million for the year ended December 31, 2022 compared to $10.8 million for the year ended December 31, 2021. The average rate on interest-bearing checking deposits increased 35 basis points from 0.35% for the year ended December 31, 2021 to 0.70% for the year ended December 31, 2022 and the average rate on money market deposits increased 44 basis points from 0.36% for the year ended December 31, 2021 to 0.80% for the year ended December 31, 2022. Additionally, during the year ended December 31, 2022, we utilized available lines of credit through short-term FHLB advances, which contributed another $5.6 million in interest expense for the year ended December 31, 2022. We did not utilize short-term FHLB advances during the year ended December 31, 2021.
During the year ended December 31, 2022, we entered into three designated fair value hedges to mitigate the effect of changing rates on various fixed rate liabilities, including certain money market deposits and subordinated debt. The fair value hedge on money market deposits increased interest expense by $0.7 million during the year ended December 31, 2022.
The average balance on our subordinated debt decreased to $127.8 million for the year ended December 31, 2022 compared to $149.1 million for the year ended December 31, 2021. As a result, interest expense on subordinated debt decreased to $6.9 million for the year ended December 31, 2022 compared to $7.3 million for the year ended December 31, 2021. The fair value hedge on subordinated debt increased interest expense by $0.4 million during the year ended December 31, 2022.
Overall, our NIM, on a tax-equivalent basis, increased to 3.57% for the year ended December 31, 2022 from 3.19% for the year ended December 31, 2021, driven by the change in balance sheet composition. Our average interest-earning assets to average interest-bearing liabilities increased to 146.0% for the year ended December 31, 2022 from 141.1% for the year ended December 31, 2021. The change in our balance sheet composition was further illustrated by a decrease in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 7 basis points for the year ended December 31, 2022. This compares to excess liquidity representing 30 basis points of negative impact to our NIM during the year ended December 31, 2021.
The components of our loan yield, a key driver to our net interest margin for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
	2022		2021		2020
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI (1)(2)	$400,154	4.69%	$307,429	4.27%	$256,929	4.57%
Origination and other loan fee income (2)	22,818	0.27%	26,029	0.36%	15,978	0.28%
(Amortization) accretion on purchased loans	(1,020)	(0.01)%	(853)	(0.01)%	3,788	0.07%
Nonaccrual interest collections	2,712	0.03%	2,256	0.03%	1,381	0.03%
Syndicated loan fee income	1,150	0.01%	—	—%	—	—%
Total loans HFI yield	$425,814	4.99%	$334,861	4.65%	$278,076	4.95%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
(2)Includes $0.8 million and $2.1 million of loan contractual interest and $3.3 million and $3.9 million of loan fees related to PPP loans for the years ended December 31, 2021 and 2020, respectively. Amounts for the year ended December 31, 2022 are not meaningful.
Net amortization on purchased loans lowered the NIM by 1 basis points for both the years ended December 31, 2022 and 2021. Net amortization is due to the continued impact of purchase accounting resulting from our mergers, which can fluctuate based on volume of early pay-offs. As of December 31, 2022 and December 31, 2021, the remaining net discount on all acquired loans amounted to $3.3 million and $2.3 million, respectively. Excluding PPP loans, our NIM would have been 4 basis points higher for the year ended December 31, 2021. PPP loans did not impact our NIM for the year ended December 31, 2022.

Average balance sheet amounts, interest earned and yield analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Years Ended December 31,
	2022			2021			2020
(dollars in thousands on tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances (1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans (2)(3)	$8,541,650	$425,814	4.99%	$7,197,213	$334,861	4.65%	$5,621,832	278,076	4.95%
Mortgage loans held for sale(4)	215,952	8,385	3.88%	696,313	18,690	2.68%	420,791	12,699	3.02%
Commercial loans held for sale	51,075	2,627	5.14%	136,359	6,098	4.47%	84,580	4,166	4.93%
Securities:(4)
Taxable	1,439,745	25,469	1.77%	1,050,207	15,186	1.45%	589,393	10,267	1.74%
Tax-exempt (3)	305,212	9,916	3.25%	321,911	10,356	3.22%	275,786	9,570	3.47%
Total securities (3)	1,744,957	35,385	2.03%	1,372,118	25,542	1.86%	865,179	19,837	2.29%
Federal funds sold and reverse repurchase agreements	197,235	3,414	1.73%	128,724	379	0.29%	85,402	304	0.36%
Interest-bearing deposits with other financial institutions	843,779	7,275	0.86%	1,427,332	1,902	0.13%	662,175	1,960	0.30%
FHLB stock	43,969	1,569	3.57%	30,022	612	2.04%	21,735	441	2.03%
Total interest earning assets (3)	11,638,617	484,469	4.16%	10,988,081	388,084	3.53%	7,761,694	317,483	4.09%
Noninterest Earning Assets:
Cash and due from banks	107,814			128,977			66,177
Allowance for credit losses	(127,499)			(153,301)			(121,033)
Other assets (5)	758,918			884,703			731,262
Total noninterest earning assets	739,233			860,379			676,406
Total assets	$12,377,850			$11,848,460			$8,438,100
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$3,121,638	$21,857	0.70%	$2,924,388	$10,174	0.35%	$1,461,596	$8,875	0.61%
Money market deposits(6)	2,846,101	22,868	0.80%	2,973,662	10,806	0.36%	1,807,481	13,707	0.76%
Savings deposits	500,189	268	0.05%	421,252	233	0.06%	274,489	232	0.08%
Customer time deposits(6)	1,167,947	11,555	0.99%	1,246,912	8,384	0.67%	1,289,552	19,656	1.52%
Brokered and internet time deposits(6)	6,935	94	1.36%	34,943	592	1.69%	43,372	389	0.90%
Time deposits	1,174,882	11,649	0.99%	1,281,855	8,976	0.70%	1,332,924	20,045	1.50%
Total interest-bearing deposits	7,642,810	56,642	0.74%	7,601,157	30,189	0.40%	4,876,490	42,859	0.88%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	28,497	66	0.23%	36,453	98	0.27%	32,912	201	0.61%
Federal Home Loan Bank advances	171,142	5,583	3.26%	—	—	—%	212,705	1,093	0.51%
Subordinated debt(7)	127,799	6,868	5.37%	149,097	7,316	4.91%	86,944	4,475	5.15%
Other borrowings	1,468	28	1.91%	2,626	25	0.95%	12,939	358	2.77%
Total other interest-bearing liabilities	328,906	12,545	3.81%	188,176	7,439	3.95%	345,500	6,127	1.77%
Total interest-bearing liabilities	7,971,716	69,187	0.87%	7,789,333	37,628	0.48%	5,221,990	48,986	0.94%
Noninterest-bearing liabilities:
Demand deposits	2,877,266			2,545,494			2,092,450
Other liabilities	179,192			151,903			157,289
Total noninterest-bearing liabilities	3,056,458			2,697,397			2,249,739
Total liabilities	11,028,174			10,486,730			7,471,729
FB Financial Corporation common shareholders' equity	1,349,583			1,361,637			966,336
Noncontrolling interest	93			93			35
Shareholders' equity	1,349,676			1,361,730			966,371
Total liabilities and shareholders' equity	$12,377,850			$11,848,460			$8,438,100
Net interest income (tax-equivalent basis)		$415,282			$350,456			$268,497
Interest rate spread (tax-equivalent basis)			3.29%			3.05%			3.15%
Net interest margin (tax-equivalent basis) (8)			3.57%			3.19%			3.46%
Cost of total deposits			0.54%			0.30%			0.62%
Average interest-earning assets to average interest-bearing liabilities			146.0%			141.1%			148.6%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances. Syndication fee income of $1.2 million, $—, and $—, origination and other loan fee income of $22.8 million, $26.0 million, and $16.0 million, net (amortization) accretion of $(1.0) million, $(0.9) million, and $3.8 million and nonaccrual interest collections of $2.7 million, $2.3 million, and $1.4 million are included in interest income for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $3.0 million, $3.1 million, and $2.8 million for years ended December 31, 2022, 2021, and 2020, respectively.
(4)Excludes the average balance for unrealized gains (losses) for mortgage loans held for sale and investments carried at fair value.
(5)Includes investments in premises and equipment, OREO, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill and other miscellaneous assets.

(6)Includes $3.7 million, $3.7 million and $0.9 million of interest rate premium accretion on money market deposits, $0.8 million, $2.2 million, and $2.0 million on customer time deposits and $0.1 million, $0.5 million, and $0.4 million on brokered and internet time deposits for the years ended December 31, 2022, 2021, and 2020, respectively. Money market interest expense for the year ended December 31, 2022 also includes $0.7 million addition to interest expense from fair value hedging instruments.
(7)Includes $0.4 million of interest expense from fair value hedging instrument for the year ended December 31, 2022; also includes $0.4 million and $0.4 million of accretion on subordinated debt fair value premium for the years ended December 31, 2021 and 2020, respectively.
(8)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
Rate/volume analysis
The tables below present the components of the changes in net interest income for the years ended December 31, 2022 and 2021. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Year ended December 31, 2022 compared to year ended December 31, 2021

	Year ended December 31, 2022 compared to year ended December 31, 2021 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$67,022	$23,931	$90,953
Loans held for sale - mortgage	(18,651)	8,346	(10,305)
Loans held for sale - commercial	(4,387)	916	(3,471)
Securities available-for-sale and other securities:
Taxable	6,891	3,392	10,283
Tax Exempt(2)	(543)	103	(440)
Federal funds sold and reverse repurchase agreements	1,186	1,849	3,035
Time deposits in other financial institutions	(5,031)	10,404	5,373
FHLB stock	498	459	957
Total interest income(2)	46,985	49,400	96,385
Interest-bearing liabilities:
Interest-bearing checking	1,381	10,302	11,683
Money market deposits(4)	(1,025)	13,087	12,062
Savings deposits	42	(7)	35
Customer time deposits(4)	(781)	3,952	3,171
Brokered and internet time deposits(4)	(380)	(118)	(498)
Securities sold under agreements to repurchase and federal funds purchased	(18)	(14)	(32)
Federal Home Loan Bank advances	5,583	—	5,583
Subordinated debt(3)	(1,145)	697	(448)
Other borrowings	(22)	25	3
Total interest expense	3,635	27,924	31,559
Change in net interest income(2)	$43,350	$21,476	$64,826
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of ACL). Syndication fee income $1.2 million and $—, origination and other loan fee income of $22.8 million and $26.0 million, net amortization of $1.0 million and $0.9 million, and nonaccrual interest collections of $2.7 million and $2.3 million are included in interest income for the years ended December 31, 2022 and 2021, respectively.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3)Includes $0.4 million of interest expense from fair value hedging instrument for the year ended December 31, 2022; also includes $0.4 million of accretion on subordinated debt fair value premium for the year ended December 31, 2021.
(4)Includes $3.7 million and $3.7 million of interest rate premium accretion on money market deposits, $0.8 million and $2.2 million on customer time deposits and $0.1 million and $0.5 million on brokered and internet time deposits for the years ended December 31, 2022 and 2021, respectively. Money market interest expense for the year ended December 31, 2022 also includes $0.7 million addition to interest expense from fair value hedging instruments.

Year ended December 31, 2021 compared to year ended December 31, 2020

	Year ended December 31, 2021 compared to year ended December 31, 2020 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Rate	Net increase (decrease)
Interest-earning assets:
Loans(1)	$73,297	$(16,512)	$56,785
Loans held for sale - mortgage	7,395	(1,404)	5,991
Loans held for sale - commercial	2,316	(384)	1,932
Securities available-for-sale and other securities:
Taxable	6,663	(1,744)	4,919
Tax Exempt(2)	1,484	(698)	786
Federal funds sold and reverse repurchase agreements	128	(53)	75
Time deposits in other financial institutions	1,020	(1,078)	(58)
FHLB stock	169	2	171
Total interest income(2)	92,472	(21,871)	70,601
Interest-bearing liabilities:
Interest-bearing checking	5,089	(3,790)	1,299
Money market deposits(4)	4,238	(7,139)	(2,901)
Savings deposits	81	(80)	1
Customer time deposits(4)	(287)	(10,985)	(11,272)
Brokered and internet time deposits(4)	(143)	346	203
Securities sold under agreements to repurchase and federal funds purchased	10	(113)	(103)
Federal Home Loan Bank advances	(1,093)	—	(1,093)
Subordinated debt(3)	3,050	(209)	2,841
Other borrowings	(98)	(235)	(333)
Total interest expense	10,847	(22,205)	(11,358)
Change in net interest income(2)	$81,625	$334	$81,959
(1) Average loans are gross, including nonaccrual loans and overdrafts (before deduction of ACL). Loan fees of $26.0 million, and $16.0 million, net (amortization) accretion of $(0.9) million, and $3.8 million, and nonaccrual interest collections of $2.3 million and $1.4 million, are included in interest income for the years ended December 31, 2021 and 2020, respectively.
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.
(3) Includes $0.4 million of accretion on subordinated debt fair value premium for both the years ended December 31, 2021 and 2020.
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
Our allowance for credit losses calculation as of December 31, 2022 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included qualitative adjustments for projected slower GDP growth over the next two to three years, expected elevated unemployment levels, and expected interest rate increases from the Federal Reserve. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due primarily to inflation surrounding the potential impact and hardship on the U.S. economy. The qualitative evaluations above include considered projections that the economy may be nearing a recession. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
Year ended December 31, 2022 compared to year ended December 31, 2021
We recognized a provision for credit losses on loans HFI for the year ended December 31, 2022 of $10.4 million. This compares to a reversal in provision for credit losses on loans HFI of $39.0 million recorded for the year ended December 31, 2021. The current period provision resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach driven by an $1.69 billion increase in loans HFI outstanding from December 31, 2021 to December 31, 2022 and the increased possibility of a future recession and inflationary pressures as discussed in further detail above. For the year ended December 31, 2021, the reversal in total provision for credit losses was primarily the result of improving economic forecasts allowing for a reduction of our reserves.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. For the year ended December 31, 2022, we recorded a provision for credit losses on unfunded commitments of $8.6 million compared to a release in provision of $2.0 million for the year ended December 31, 2021. The increase in the provision for credit losses on unfunded commitments is primarily due to the increase in the total loan commitment balance combined with the qualitative evaluations discussed above.
During the year ended December 31, 2022, the unrealized value in our available-for-sale debt securities portfolio declined $239.1 million from an unrealized gain position of $4.7 million as of December 31, 2021. During the year ended December 31, 2021, our available-for-sale debt securities portfolio unrealized value declined $29.8 million from an unrealized gain position of $34.6 million as of December 31, 2020. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and we historically have not recorded any losses associated with these investments. As such, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, the Company does not intend to sell those available-for-sale securities that have an unrealized loss as of December 31, 2022, and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis. Based on our evaluation of potential credit risk in the portfolio, no provision for credit losses on available-for-sale debt securities was required during the years ended December 31, 2022 or 2021.

Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Mortgage banking income	$73,580	$167,565	$255,328
Service charges on deposit accounts	12,049	10,034	9,160
ATM and interchange fees	15,600	19,900	14,915
Investment services and trust income	8,866	8,558	7,080
(Loss) gain from securities, net	(376)	324	1,631
(Loss) gain on sales or write-downs of other real estate owned	(114)	2,504	(1,491)
(Loss) gain from other assets	(151)	323	(90)
Other income	5,213	19,047	15,322
Total noninterest income	$114,667	$228,255	$301,855
Year ended December 31, 2022 compared to year ended December 31, 2021
Noninterest income amounted to $114.7 million for the year ended December 31, 2022, a decrease of $113.6 million, or 49.8%, as compared to $228.3 million for the year ended December 31, 2021. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage loan servicing fees, which includes the net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $73.6 million and $167.6 million for the years ended December 31, 2022 and 2021, respectively, representing a $94.0 million, or 56.1% decrease year-over-year.
During the year ended December 31, 2022, we exited our direct-to-consumer internet delivery channel within our Mortgage segment. Our direct-to-consumer channel was particularly dependent on the support of a strong refinance market and the unfavorable interest rate environment resulted in lack of demand and profitability in this delivery channel. For the years ended December 31, 2022 and 2021, direct-to-consumer comprised 24.6% and 52.3% our total interest rate lock volume and 34.5% and 53.7% of our sales volume, respectively. We incurred restructuring charges of $12.5 million during the year ended December 31, 2022 as a result of exiting this channel.
During the year ended December 31, 2022, our mortgage operations had sales of $2.99 billion which generated a gain on sales margin of 2.36%. This compares to $6.20 billion and 2.97% for the year ended December 31, 2021. Sales of mortgage loans began to slow with the continual rise of interest rates in 2022 and affordability constraints in many of our markets. The decrease in gain on sales is a result of over-capacity in the industry and compressing margins. Mortgage banking income from gains on sale and related fair value changes decreased to $52.9 million during the year ended December 31, 2022 compared to $150.8 million for the year ended December 31, 2021. Total interest rate lock volume decreased $4.46 billion, or 62.3%, during the year ended December 31, 2022 compared to the previous year. Market conditions during the year ended December 31, 2022, including declining consumer demand for mortgages and increased interest rates, have also shifted the mix of interest rate lock commitments by purpose down to 28.7% refinance volume for the year ended December 31, 2022 compared with 62.4% refinance interest rate lock volume for the previous year.
Income from mortgage servicing was $30.8 million and $28.9 million for years ended December 31, 2022 and 2021, respectively, and was partially offset by losses on changes in fair value of MSRs and related hedging activity of $10.1 million and $12.1 million for years ended December 31, 2022 and 2021, respectively.

The components of mortgage banking income for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Mortgage banking income
Origination and sales of mortgage loans	$70,549	$184,076	$236,382
Net change in fair value of loans held for sale and derivatives	(17,633)	(33,284)	31,192
Change in fair value on MSRs	(10,099)	(12,117)	(34,374)
Mortgage servicing income	30,763	28,890	22,128
Total mortgage banking income	$73,580	$167,565	$255,328
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$663,848	$3,745,430	$5,539,862
Retail	2,036,658	3,414,638	3,399,174
Total	$2,700,506	$7,160,068	$8,939,036
Interest rate lock commitment volume by purpose (%):
Purchase	71.3%	37.6%	22.4%
Refinance	28.7%	62.4%	77.6%
Mortgage sales	$2,990,659	$6,202,077	$6,235,149
Mortgage sale margin	2.36%	2.97%	3.79%
Closing volume	$2,403,476	$6,300,892	$6,650,258
Outstanding principal balance of mortgage loans serviced	$11,086,582	$10,759,286	$9,787,657
ATM and interchange fees decreased $4.3 million to $15.6 million during the year ended December 31, 2022 as compared to $19.9 million for the year ended December 31, 2021. The decrease was primarily attributable to the expiration of our temporary exemption from the Durbin amendment during the second half of the year ended December 31, 2022. The Durbin amendment limits the amount of interchange transaction fees that banks with asset sizes greater than $10 billion are permitted to charge retailers for debit card processing. Interchange fee income varies with size and volume of transactions, which can fluctuate with seasonality, consumer spending habits and economic conditions. While our volume of interchange transactions increased approximately 6.00% during the year ended December 31, 2022 from the previous year, interchange fee income declined by 22.4%, the majority of which related to the application of the fee cap imposed by the Durbin amendment during the second half of the year ended December 31, 2022.
Other income decreased $13.8 million to $5.2 million during the year ended December 31, 2022 as compared to $19.0 million during the year ended December 31, 2021. This decrease is primarily related to a $5.1 million loss associated with the change in fair value of the commercial loans held for sale portfolio during the year ended December 31, 2022 compared to a $11.2 million gain for the year ended December 31, 2021. Other noninterest income during the year ended December 31, 2021 also included a $1.5 million loss on the cancellation of an interest rate swap associated with a loan HFI that was resolved during the year.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Salaries, commissions and employee benefits	$211,491	$248,318	$233,768
Occupancy and equipment expense	23,562	22,733	18,979
Legal and professional fees	15,028	9,161	7,654
Data processing	9,315	9,987	11,390
Merger costs	—	—	34,879
Amortization of core deposit and other intangibles	4,585	5,473	5,323
Advertising	11,208	13,921	10,062
Mortgage restructuring expense	12,458	—	—
Other expense	60,699	63,974	55,030
Total noninterest expense	$348,346	$373,567	$377,085

Year ended December 31, 2022 compared to year ended December 31, 2021
Noninterest expense decreased by $25.2 million during the year ended December 31, 2022 to $348.3 million as compared to $373.6 million in the year ended December 31, 2021. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 60.7% and 66.5% of total noninterest expense in the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, salaries and employee benefits expense decreased $36.8 million, or 14.8%, to $211.5 million as compared to $248.3 million for the year ended December 31, 2021. This decrease includes a $29.4 million decrease in incentive and commission compensation during the year ended December 31, 2022, which was driven by the decrease in mortgage production volume and decline in profitability during the period in addition to the impact of the reduction in headcount from the Mortgage restructuring.
Legal and professional expense includes expenses related to legal, consulting, external audit and tax advisory services, compliance, and other professional licenses and fees. Legal and professional expense increased by $5.9 million during the year ended December 31, 2022 to $15.0 million as compared to $9.2 million in the year ended December 31, 2021. The increase in legal and professional expenses was due to increases in consulting, legal, and other fees related to the acceleration of internal projects.
During the year ended December 31, 2022, we incurred mortgage restructuring expenses of $12.5 million related to the exit from our direct-to-consumer internet delivery channel. These expenses include $10.0 million related to salaries, commissions and employee benefits expense, including severance and the acceleration of vesting on restricted stock units. Other components of this expense includes $1.1 million related to software license and maintenance fees, $0.4 million impairment of our operating lease right-of-use assets, and $0.9 million loss on disposal of fixed assets.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $3.3 million during the year ended December 31, 2022 to $60.7 million compared to $64.0 million during the year ended December 31, 2021. The change includes a $1.9 million reduction in charitable contributions made during the year ended December 31, 2022, partially due to a $1.4 million non-recurring charitable contribution made during the year ended December 31, 2021. Additionally, during the year ended December 31, 2021, we incurred $0.6 million in offering costs under our registration rights agreement from the secondary offering completed during the period. There were no such costs during the year ended December 31, 2022.
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
Our efficiency ratio was 66.1% and 64.9% for the years ended December 31, 2022 and 2021, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 62.7% and 65.8% for the years ended December 31, 2022 and 2021, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for the calculation and discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $35.0 million and $52.8 million for the years ended December 31, 2022 and 2021, respectively. This represents effective tax rates of 21.9% and 21.7% for the years ended December 31, 2022 and 2021, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional adjustments for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, increased our effective tax rate by 2.4% and 3.5% for the years ended December 31, 2022 and 2021, respectively. We had a net operating loss carryforward generated as a result of one of our previous acquisitions which amounted to $5.2 million and $6.5 million as of December 31, 2022 and December 31, 2021, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reducing income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, we believe the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. Our determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward will begin to expire in 2029.
We are subject to Section 162(m), which limits the deductibility of compensation paid to certain individuals. The restricted stock unit plans that existed prior to the corporation being public vested after the reliance period as defined in the underlying Treasury Regulations. It is our policy to apply the Section 162(m) limitations to stock-based compensation, including our restricted stock unit plan, first and then followed by cash compensation. As a result of the vesting of these units and cash compensation paid to date, we have disallowed a portion of compensation paid to the applicable individuals.
Financial condition
The following discussion of our financial condition compares balances as of December 31, 2022 and 2021.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	December 31,
	2022				2021
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial (1)	$2,671,861	$1,645,783	18%	$2,060,028	$1,290,565	17%
Construction	3,296,503	1,657,488	18%	2,886,088	1,327,659	17%
Residential real estate:
1-to-4 family mortgage	1,573,950	1,573,121	17%	1,272,477	1,270,467	17%
Residential line of credit	1,151,750	496,660	5%	935,571	383,039	5%
Multi-family mortgage	496,664	479,572	5%	339,882	326,551	4%
Commercial real estate:
Owner-occupied	1,156,534	1,114,580	12%	1,005,534	951,582	13%
Non-owner occupied	2,109,218	1,964,010	21%	1,839,990	1,730,165	23%
Consumer and other	393,632	366,998	4%	351,153	324,634	4%
Total loans	$12,850,112	$9,298,212	100%	$10,690,723	$7,604,662	100%
(1)Includes $0.8 million and $4.0 million of PPP loans outstanding as of December 31, 2022 and 2021, respectively.
Our loans HFI portfolio is our most significant earning asset, comprising 72.4% and 60.4% of our total assets as of December 31, 2022 and 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). At December 31, 2022 and 2021, loans held for investment included approximately $280.5 million and $263.9 million, respectively, related to purchased participated loans. We also sell loan participations to unaffiliated third parties as part of our credit risk management and balance sheet management strategy. During the years ended December 31, 2022 and 2021, we sold $160.8 million and $174.6 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses. As of December 31, 2022 and 2021, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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
When our ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management.
The table below shows concentration ratios for the Bank and Company as of December 31, 2022 and 2021.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
December 31, 2022
Construction	119.0%	117.2%
Commercial real estate	296.5%	291.9%
December 31, 2021
Construction	102.7%	99.8%
Commercial real estate	263.5%	256.0%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:

Commercial and industrial loans.
We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. Growth in our commercial and industrial loans portfolio is expected to decrease as we position for potential economic headwinds in 2023 and beyond.

Construction loans.
Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. We expect to make construction loans at a more moderate pace compared to recent periods due to our current macroeconomic forecasts, the potential of a recession in near future, and the heightened inherent risk associated with these loans.

1-4 family mortgage loans.
Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. Our future origination volume could be impacted by any deterioration of housing values in our markets and increased unemployment or underemployment.

Residential line of credit loans.
Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 family residential properties. We intend to continue to make residential line of credit loans if housing values in our markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with our current credit and underwriting standards. Residential line of credit loans may also be affected by unemployment or underemployment and deteriorating market values of real estate.

Multi-family residential loans.
Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. The value of these loans and growth in this area of our portfolio may be affected by unemployment or underemployment and deteriorating market values of real estate.

Commercial real estate owner-occupied loans.
Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions. Due to current market conditions and macroeconomic forecasts, we expect growth in commercial real estate owner-occupied loans to be moderated compared to historical growth.

Commercial real estate non-owner occupied loans.
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. We expect growth in commercial real estate non-owner occupied loans to be reduced in comparison to historical growth due to our current macroeconomic outlook.

Consumer and other loans.
Consumer and other loans include consumer loans made to individuals for personal, family and household purposes, including car, boat, manufactured homes (without real estate) and other recreational vehicle loans and personal lines of credit. These loans are generally secured by vehicles, manufactured homes, and other household goods. The collateral securing consumer loans may depreciate over time. We seek to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represent a significant portion of our loan portfolio.

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of December 31, 2022. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
As of December 31, 2022
Commercial and industrial	$608,008	$843,288	$193,492	$995	$1,645,783
Commercial real estate:
Owner-occupied	124,064	537,673	423,648	29,195	1,114,580
Non-owner occupied	193,062	823,537	919,179	28,232	1,964,010
Residential real estate:
1-to-4 family mortgage	87,480	419,183	297,574	768,884	1,573,121
Residential line of credit	35,554	97,101	363,489	516	496,660
Multi-family mortgage	41,787	270,171	133,831	33,783	479,572
Construction	917,133	557,487	176,765	6,103	1,657,488
Consumer and other	34,779	67,274	67,730	197,215	366,998
Total ($)	$2,041,867	$3,615,714	$2,575,708	$1,064,923	$9,298,212
Total (%)	22.0%	38.9%	27.7%	11.4%	100.0%

For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of December 31, 2022.

Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2022
Commercial and industrial	$517,618	$520,157	$1,037,775
Commercial real estate:
Owner-occupied	767,304	223,212	990,516
Non-owner occupied	951,952	818,996	1,770,948
Residential real estate:
1-to-4 family mortgage	1,175,605	310,036	1,485,641
Residential line of credit	4,680	456,426	461,106
Multi-family mortgage	307,597	130,188	437,785
Construction	276,492	463,863	740,355
Consumer and other	318,354	13,865	332,219
Total ($)	$4,319,602	$2,936,743	$7,256,345
Total (%)	59.5%	40.5%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2022. As of December 31, 2022 and 2021, we had $17.4 million and $21.5 million, respectively, in fixed-rate loans in which we have entered into variable rate swap contracts.

(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2022
One year or less	$637,515	$1,404,352	$2,041,867
One to five years	2,252,295	1,363,419	3,615,714
Five to fifteen years	1,303,577	1,272,131	2,575,708
Over fifteen years	763,730	301,193	1,064,923
Total ($)	$4,957,117	$4,341,095	$9,298,212
Total (%)	53.3%	46.7%	100.0%

Of the loans shown above with floating interest rates as of December 31, 2022, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$12	5.00	$2,344	17.12	$20	25.00	$—	—	$2,376	17.12
26-50 bps	1,034	50.00	—	—	1,509	39.36	—	—	2,543	43.68
51-75 bps	—	—	9,609	71.52	399	55.56	2,155	53.90	12,163	67.87
76-100 bps	859	100.00	6,836	99.91	17,390	85.20	4,669	88.07	29,754	89.46
101-125 bps	8,530	125.00	16,239	120.38	23,127	114.75	3,495	106.10	51,391	117.64
126-150 bps	8,227	136.22	14,080	148.29	13,181	134.18	2,538	128.78	38,026	139.49
151-200 bps	20,079	199.46	35,936	180.08	70,463	171.75	3,722	198.71	130,200	179.10
201-250 bps	33,686	236.20	74,115	228.80	38,595	224.62	14,820	223.23	161,216	228.83
251-300 bps	74,535	287.75	91,652	277.09	135,221	274.21	20,685	276.14	322,093	278.28
301-350 bps	224,859	343.14	170,872	341.62	153,009	331.98	30,868	334.72	579,608	339.30
351 bps and above	661,055	413.24	559,681	412.15	471,609	411.76	172,978	430.73	1,865,323	414.16
Total loans with current rates above floors	$1,032,876	373.78	$981,364	349.84	$924,523	334.04	$255,930	374.41	$3,194,693	354.97
Loans at interest rate floors providing support:
1-25 bps	$—	—	$—	—	$434	22.00	$139	22.00	$573	22.00
101-125 bps	—	—	—	—	287	122.00	—	—	287	122.00
126-150 bps	—	—	41	137.00	—	—	—	—	41	137.00
Total loans at interest rate floors providing support	$—	—	$41	137.00	$721	61.81	$139	22.00	$901	59.04
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of December 31, 2022 and 2021, we had $87.5 million and $63.0 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $1.1 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $2.7 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.

In addition to loans HFI, we also include loans HFS that have stopped accruing interest or become 90 days or more past due. As such, our nonperforming commercial loans HFS represent a pool of previously acquired shared national credits and institutional healthcare loans that amounted to $9.3 million and $5.2 million as of December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, we identified a more-than-trivial benefit associated with serviced GNMA loans previously sold that are contractually delinquent greater than 90 days and recorded this right to repurchase option on the balance sheet. See Note 1, "Basis of presentation" within this Report for additional information. As of December 31, 2022, we had $26.2 million of these delinquent GNMA loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans. Rebooked GNMA optional repurchase loans do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. As of December 31, 2021, there was $91.9 million of delinquent GNMA loans previously sold that we did not record on our consolidated balance sheets as we determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans. These rebooked GNMA optional repurchase loans negatively impacted our NPA ratio by 20 bps as of December 31, 2022.
As of December 31, 2022 and 2021, other real estate owned included $2.1 million and $3.3 million, respectively, of excess land and facilities held for sale resulting from branch consolidations from our prior acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $0.4 million and $0.7 million as of December 31, 2022 and 2021, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Loan Type
Commercial and industrial	$1,443	$1,583
Construction	389	4,340
Residential real estate:
1-to-4 family mortgage	23,115	13,956
Residential line of credit	1,531	1,736
Multi-family mortgage	42	49
Commercial real estate:
Owner-occupied	5,410	6,710
Non-owner occupied	5,956	14,084
Consumer and other	7,960	4,845
Total nonperforming loans held for investment	$45,846	$47,303
Commercial loans held for sale	9,289	5,217
Mortgage loans held for sale(1)	26,211	—
Other real estate owned	5,794	9,777
Other	351	686
Total nonperforming assets	$87,491	$62,983
Nonperforming loans held for investment as a percentage of total loans HFI	0.49%	0.62%
Nonperforming assets as a percentage of total assets	0.68%	0.50%
Nonaccrual loans HFI as a percentage of loans HFI	0.30%	0.47%
Loans restructured as troubled debt restructurings	$13,854	$32,435
Troubled debt restructurings as a percentage of total loans held for investment	0.15%	0.43%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days as of December 31, 2022.

We have evaluated our nonperforming loans held for investment and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of December 31, 2022 and 2021. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $31.3 million at December 31, 2022 as compared to $26.5 million at December 31, 2021.
Allowance for credit losses
We calculate our expected credit loss using a lifetime loss rate methodology. We utilize probability-weighted forecasts, which consider multiple macroeconomic variables from a third-party vendor that are applicable to the type of loan. Each of our loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and our prepayment history.
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters. See "Critical Accounting Estimates - Allowance for credit losses" and Note 5 “Loans and allowance for credit losses“ in the notes to the consolidated financial statements for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	December 31,
	2022			2021
(dollars in thousands)	Amount	% of Loans	ACL as a % of loans HFI category	Amount	% of Loans	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$11,106	18%	0.67%	$15,751	17%	1.22%
Construction	39,808	18%	2.40%	28,576	17%	2.15%
Residential real estate:
1-to-4 family mortgage	26,141	17%	1.66%	19,104	17%	1.50%
Residential line of credit	7,494	5%	1.51%	5,903	5%	1.54%
Multi-family mortgage	6,490	5%	1.35%	6,976	4%	2.14%
Commercial real estate:
Owner occupied	7,783	12%	0.70%	12,593	13%	1.32%
Non-owner occupied	21,916	21%	1.12%	25,768	23%	1.49%
Consumer and other	13,454	4%	3.67%	10,888	4%	3.35%
Total allowance	$134,192	100%	1.44%	$125,559	100%	1.65%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Allowance for credit losses at beginning of period	$125,559	$170,389	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	—	—	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	—	—	558
Charge-offs:
Commercial and industrial	(2,087)	(4,036)	(11,735)
Construction	—	(30)	(18)
Residential real estate:
1-to-4 family mortgage	(77)	(154)	(403)
Residential line of credit	—	(18)	(22)
Multi-family mortgage	—	(1)	—
Commercial real estate:
Owner occupied	(15)	—	(304)
Non-owner occupied	(268)	(1,566)	(711)
Consumer and other	(2,254)	(2,063)	(2,112)
Total charge-offs	$(4,701)	$(7,868)	$(15,305)
Recoveries:
Commercial and industrial	$2,005	$861	$1,712
Construction	11	3	205
Residential real estate:
1-to-4 family mortgage	54	125	122
Residential line of credit	17	115	125
Commercial real estate:
Owner-occupied	88	156	83
Consumer and other	766	773	756
Total recoveries	$2,941	$2,033	$3,003
Net charge-offs	(1,760)	(5,835)	(12,302)
Provision for credit losses	10,393	(38,995)	94,606
Initial allowance for credit losses on loans purchased with credit deterioration	—	—	25,500
Allowance for credit losses at the end of period(1)	$134,192	$125,559	$170,389
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.08)%	(0.22)%
Allowance for credit losses as a percentage of loans at end of period(1)	1.44%	1.65%	2.41%
Allowance for credit losses as a percentage of nonaccrual loans HFI(1)	489.2%	353.0%	335.7%
Allowance for credit losses as a percentage of nonperforming loans at end of period(1)	292.7%	265.4%	264.3%
(1) Excludes reserve for credit losses on unfunded commitments of $23.0 million, $14.4 million, and $16.4 million recorded in accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2022, 2021, and 2020 respectively.

The following tables details our provision for credit losses and net charge-offs to average loans outstanding by loan category during the periods indicated:

	Provision for credit losses(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year ended December 31, 2022
Commercial and industrial	$(4,563)	$(82)	$1,466,685	(0.01)%
Construction	11,221	11	1,549,622	—%
Residential real estate:
1-to-4 family mortgage	7,060	(23)	1,438,801	—%
Residential line of credit	1,574	17	431,826	—%
Multi-family mortgage	(486)	—	411,509	—%
Commercial real estate:
Owner-occupied	(4,883)	73	1,060,523	0.01%
Non-owner occupied	(3,584)	(268)	1,839,577	(0.01)%
Consumer and other	4,054	(1,488)	343,107	(0.43)%
Total	$10,393	$(1,760)	$8,541,650	(0.02)%
Year ended December 31, 2021
Commercial and industrial	$4,178	$(3,175)	$1,271,476	(0.25)%
Construction	(29,874)	(27)	1,138,769	—%
Residential real estate:
1-to-4 family mortgage	(87)	(29)	1,130,019	—%
Residential line of credit	(4,728)	97	392,907	0.02%
Multi-family mortgage	(197)	(1)	310,874	—%
Commercial real estate:
Owner occupied	7,588	156	917,334	0.02%
Non-owner occupied	(16,813)	(1,566)	1,683,413	(0.09)%
Consumer and other	938	(1,290)	352,421	(0.37)%
Total	$(38,995)	$(5,835)	$7,197,213	(0.08)%
Year ended December 31, 2020
Commercial and industrial	$13,830	$(10,023)	$1,278,794	(0.78)%
Construction	40,807	187	787,881	0.02%
Residential real estate:
1-to-4 family mortgage	6,408	(281)	874,270	(0.03)%
Residential line of credit	5,649	103	301,449	0.03%
Multi-family mortgage	5,506	—	127,257	—%
Commercial real estate:
Owner occupied	(1,739)	(221)	708,874	(0.03)%
Non-owner occupied	17,789	(711)	1,239,644	(0.06)%
Consumer and other	6,356	(1,356)	303,663	(0.45)%
Total	$94,606	$(12,302)	$5,621,832	(0.22)%
1) Excludes provision (reversal of provision) for credit losses on unfunded commitments of $8.6 million, $(2.0) million, and $13.4 million recorded for the years ended December 31, 2022, 2021, and 2020. respectively.
The allowance for credit losses was $134.2 million and $125.6 million and represented 1.44% and 1.65% of loans held for investment as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, we experienced improved net charge-offs of $1.8 million, or 0.02% of average loans HFI, compared to $5.8 million, or 0.08% for the year ended December 31, 2021. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI decreased to 0.49% at December 31, 2022 compared to 0.62% at December 31, 2021.
The primary reason for the increase in the allowance for credit losses is due to loan growth and a tightening monetary policy environment during the year ended December 31, 2022. Specifically, we performed qualitative evaluations within our established qualitative framework, weighting the impact uncertainty due to inflation, negative economic forecasts, predicted Federal Reserve rate increases, status of federal government stimulus programs, supply chain disruptions for our customers and other considerations. Further, the increase in estimated required reserve was attributable to forecasted deterioration in asset quality projected over life of the loan portfolio. As a ratio of ACL to loans HFI by loan type, our construction, consumer and other, and residential 1-4 family mortgage portfolios incurred the largest increases year-over-year due to weighted projections that the economy may be nearing a recession. These portfolios are heavily reliant on the strength of the economy; and therefore, they are adversely affected by inflation, supply chain disruptions, and unemployment.
We also maintain an allowance for credit losses on unfunded commitments, which increased to $23.0 million as of December 31, 2022 from $14.4 million as of December 31, 2021 due to an increase in unfunded loan commitments, particularly in our commercial and construction unfunded pipelines, and change in macroeconomic forecasts as discussed above.
Loans held for sale
Commercial loans held for sale
Our loans held for sale includes a previously acquired portfolio of commercial loans, including shared national credits and institutional healthcare loans that are accounted for as held for sale. These loans had a fair value of $30.5 million as of December 31, 2022 compared to $79.3 million as of December 31, 2021. The change is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs, net of loan fundings on pre-existing loan commitments.
This decrease for the year ended December 31, 2022 also includes a loss recognized on the change in fair value of the portfolio of $5.1 million included in 'other noninterest income' on the consolidated statements of income, representing a decrease of $10.0 million from the gain recorded in the previous year of $4.9 million recognized on the change in fair value of the portfolio. In addition to the change in fair value for the year ended December 31, 2021, we also recognized a gain of $6.3 million related to the pay-off of a loan that had been partially charged off prior to acquisition of the portfolio, resulting in a total gain of $11.2 million during the period included in 'other noninterest income'. As of December 31, 2022, there were three relationships remaining within this portfolio.
Subsequent to December 31, 2022, one of the remaining relationships in the commercial loans held for sale portfolio of $20.6 million was paid-off.
Mortgage loans held for sale
Mortgage loans held for sale consisted of $82.8 million of residential real estate mortgage loans in the process of being sold to third parties and $26.2 million of GNMA optional repurchase loans. This compares to $672.9 million of residential mortgage loans in the process of being sold as of December 31, 2021. There were no GNMA optional repurchase loans recorded on our consolidated balance sheet as of December 31, 2021. For additional information regarding GNMA optional repurchase loans, please refer to the nonperforming assets table and discussion included under the section captioned 'Asset Quality' within this MD&A.
Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. Interest rate lock volume for the years ended December 31, 2022 and 2021 totaled $2.70 billion and $7.16 billion, respectively. The decrease in interest rate lock volume during the year ended December 31, 2022 reflects the slow down experienced across the industry compared with the year ended December 31, 2021, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. The decrease also reflects the exit from our direct-to-consumer internet delivery channel completed during 2022. Interest rate lock volume within our direct-to-consumer internet delivery channel for the years ended December 31, 2022 and 2021 totaled $0.66 billion and $3.75 billion, respectively. Additional details related to the Mortgage restructuring are included under the subheadings 'Noninterest income' and 'Noninterest expense', respectively, included within this management's discussion and analysis and at Note 20, "Segment reporting" in the notes to the consolidated financial statements. Interest rate lock commitments in the pipeline were $118.3 million as of December 31, 2022 compared with $487.4 million as of December 31, 2021. The decrease in our pipeline year-over-year was partially due to our exit from our direct-to-consumer channel, which was completed during the third quarter of 2022. Looking ahead to 2023, we expect our interest rate lock commitment volume in the remaining retail channel to be similar to what was experienced in the retail channel for the year ended December 31, 2022.
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
Total deposits were $10.86 billion and $10.84 billion as of December 31, 2022 and 2021, respectively. Noninterest-bearing deposits at December 31, 2022 and 2021 were $2.68 billion and $2.74 billion, respectively, while interest-bearing deposits were $8.18 billion and $8.10 billion at December 31, 2022 and 2021, respectively. Included in noninterest-bearing deposits are certain mortgage escrow deposits from our third-party mortgage servicing provider amounting to $75.6 million and $127.6 million at December 31, 2022 and 2021, respectively.
Money market and customer time deposits increased by $159.8 million and $316.5 million during the year ended December 31, 2022, respectively. These increases were largely offset by decreases in non-interest bearing deposits and interest-bearing checking deposits of $63.6 million and $358.7 million during the same period. The shift in deposit composition mix impacted the banking industry as banks were competing for customers who were searching for higher yields. Further, during the year ended December 31, 2022, we exited certain high-cost deposits from municipal and governmental entities (i.e. "public deposits"). As such, our public deposits decreased from $2.29 billion at December 31, 2021 to $2.08 billion at December 31, 2022.
As a result of the rising interest rate environment, our total cost of deposits increased during the year ended December 31, 2022 from the year ended December 31, 2021 by 24 basis points to 0.54%, and the cost of interest-bearing deposits increased to 0.74% from 0.40% in the same period for the prior year.
During the year ended December 31, 2022, we entered into two designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of December 31, 2022 was $9.8 million.
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

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of December 31,
	2022			2021			2020
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,676,631	25%	—%	$2,740,214	26%	—%	$2,274,103	24%	—%
Interest-bearing demand	3,059,984	28%	0.70%	3,418,666	32%	0.35%	2,491,765	26%	0.61%
Money market	3,226,102	30%	0.80%	3,066,347	28%	0.36%	2,902,230	30%	0.76%
Savings deposits	471,143	4%	0.05%	480,589	4%	0.06%	352,685	4%	0.08%
Customer time deposits	1,420,131	13%	0.99%	1,103,594	10%	0.67%	1,375,695	15%	1.52%
Brokered and internet time deposits	1,843	—%	1.36%	27,487	—%	1.69%	61,559	1%	0.90%
Total deposits	$10,855,834	100%	0.54%	$10,836,897	100%	0.30%	$9,458,037	100%	0.62%

Total Uninsured Deposits	$5,661,186	52%		$4,877,819	45%		$4,957,766	52%

Customer Time Deposits
0.00-0.50%	$296,143	21%		$792,020	72%		$454,429	34%
0.51-1.00%	91,596	6%		97,644	9%		253,883	18%
1.01-1.50%	79,924	6%		78,539	7%		155,755	11%
1.51-2.00%	261,797	18%		36,090	3%		169,414	12%
2.01-2.50%	44,901	3%		44,653	4%		159,699	12%
Above 2.50%	645,770	46%		54,648	5%		182,515	13%
Total customer time deposits	$1,420,131	100%		$1,103,594	100%		$1,375,695	100%
Brokered and Internet Time Deposits
0.00-0.50%	$99	5%		$99	—%		$—	—%
0.51-1.00%	—	—%		—	—%		—	—%
1.01-1.50%	247	14%		595	2%		5,660	9%
1.51-2.00%	500	27%		16,358	60%		42,311	69%
2.01-2.50%	498	27%		4,464	16%		5,312	9%
Above 2.50%	499	27%		5,971	22%		8,276	13%
Total brokered and internet time deposits	$1,843	100%		$27,487	100%		$61,559	100%
Total time deposits	$1,421,974			$1,131,081			$1,437,254
At December 31, 2022, we held an estimated $5.66 billion in uninsured deposits. As of December 31, 2022, time deposits in excess of the FDIC insurance limit and the estimated portion of time deposits outstanding that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Individual Instruments in Denominations that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
Months to maturity:
Three or less	$49,851	$51,068
Over Three to Six	217,258	218,724
Over Six to Twelve	128,030	114,471
Over Twelve	161,398	144,624
Total	$556,537	$528,887

Other earning assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in low interest rate environments. Additionally, we believe it positions us more favorably for a rising interest rate environment. Securities purchased under agreements to resell totaled $75.4 million and $74.2 million at December 31, 2022 and 2021, respectively.
Investment portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various lines of credit and other borrowings. The investment objectives guide the portfolio allocation among securities types, maturities, and other attributes.
The fair value of our available-for-sale debt securities portfolio was $1.47 billion and $1.68 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had $3.0 million and $3.4 million, respectively, in marketable equity securities recorded at fair value that primarily consisted of mutual funds.
During the years ended December 31, 2022 and 2021, we purchased $242.9 million and $847.2 million in investment securities, respectively. The trade value of available-for-sale securities sold was $1.2 million during the year ended December 31, 2022 compared to $8.9 million during the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, maturities and calls of securities totaled $204.7 million and $296.3 million, respectively.
Included in the fair value of available-for-sale debt securities were net unrealized losses of $234.4 million at December 31, 2022 compared to net unrealized gains of $4.7 million at December 31, 2021. Our available-for-sale debt securities portfolio incurred unrealized losses during the period due to a rising interest rate environment, but we believe we are well positioned to mitigate the impact of future rate increases due to the shorter duration of our portfolio. During the year ended December 31, 2022, the change in the fair value of equity securities resulted in a net loss of $377 thousand. During the year ended December 31, 2021, the change in the fair value of equity securities and gain on sale resulted in a net gain of $198 thousand.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	As of December 31,
	2022			2021
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$729	—%	2.40%	$—	—%	—%
Maturing in one to five years	106,951	7.3%	2.10%	14,908	0.9%	1.24%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	107,680	7.3%	2.10%	14,908	0.9%	1.24%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	27,082	1.8%	1.50%	20,141	1.2%	1.33%
Maturing in five to ten years	12,011	0.8%	1.70%	13,729	0.8%	1.40%
Maturing after ten years	969	0.1%	3.32%	—	—%	—%
Total government agency securities	40,062	2.7%	1.60%	33,870	2.0%	1.36%
Municipal securities:
Maturing within one year	3,496	0.2%	2.18%	21,884	1.3%	1.26%
Maturing in one to five years	17,775	1.2%	2.38%	19,903	1.2%	2.05%
Maturing in five to ten years	39,034	2.7%	3.12%	27,086	1.6%	3.38%
Maturing after ten years	204,115	13.9%	3.18%	269,737	16.1%	3.14%
Total obligations of state and municipal subdivisions	264,420	18.0%	3.10%	338,610	20.2%	2.97%
Residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	3,834	0.3%	2.73%	4,041	0.2%	2.55%
Maturing in five to ten years	23,683	1.6%	2.65%	17,368	1.0%	2.28%
Maturing after ten years	1,024,320	69.6%	1.84%	1,263,213	75.3%	1.51%
Total residential and commercial mortgage backed securities guaranteed by FNMA, GNMA and FHLMC	1,051,837	71.5%	1.86%	1,284,622	76.5%	1.53%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	373	—%	5.00%	355	—%	5.06%
Maturing in five to ten years	6,814	0.5%	3.87%	6,160	0.4%	4.05%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	7,187	0.5%	3.94%	6,515	0.4%	4.13%
Total available-for-sale debt securities	$1,471,186	100.0%	2.10%	$1,678,525	100.0%	1.83%
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

Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $21.9 million and $40.7 million at December 31, 2022 and 2021, respectively.
We maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e. federal funds purchased) totaled $65.0 million as of December 31, 2022. Subsequent to December 31, 2022, these were paid off in full. There were no such borrowings as of December 31, 2021.
FHLB short-term borrowings
As a member of the FHLB Cincinnati, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of December 31, 2022 and 2021 had total borrowing capacity of $1.27 billion and $1.23 billion, respectively. As of December 31, 2022 and 2021, we had qualifying loans pledged as collateral securing these lines amounting to $2.67 billion and $2.72 billion, respectively. Overnight cash advances against this line totaled $175.0 million as of December 31, 2022. Subsequent to December 31, 2022, these advances were paid off in full. There were no FHLB advances outstanding as of December 31, 2021.
Subordinated debt
During the year-ended December 31, 2003, we formed two separate trusts which issued $9.0 million (“Trust I”) and $21.0 million (“Trust II”) of floating rate trust preferred securities as part of a pooled offering of such securities. We issued junior subordinated debentures of $9.3 million, which included proceeds of common securities which we purchased for $0.3 million, and junior subordinated debentures of $21.7 million which included proceeds of common securities of $0.7 million. The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by us. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts.
Additionally, during the year ended December 31, 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. During the year ended December 31, 2022, we began mitigating interest rate exposure associated with these notes through the use of fair value hedging instruments. See Note 17, "Derivatives" in the notes to the consolidated financial statements for additional details related to these instruments.
Further information related to the our subordinated debt as of December 31, 2022 is detailed below:

Name	Year Established	Maturity	Call Date	Total Debt Outstanding ( in thousands)	Interest Rate	Coupon Structure
Subordinated Debt issued by Trust Preferred Securities
FBK Trust I (1)	2003	06/09/2033	6/09/2008(2)	$9,280	8.00%	3-month LIBOR plus 3.25%
FBK Trust II (1)	2003	06/26/2033	6/26/2008(3)	21,650	7.87%	3-month LIBOR plus 3.15%
Additional Subordinated Debt
FBK Subordinated Debt I(4)	2020	09/01/2030	9/1/2025 (5)	100,000	4.50%	Semi-annual Fixed (6)
Unamortized debt issuance costs				(999)
Fair Value Hedge (See Note 17, "Derivatives" )				(3,830)
Total Subordinated Debt, net				$126,101
(1)The Company classifies $30.0 million of the Trusts' subordinated debt as Tier 1 capital.
(2)The Company may also redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price and must be redeemed no later than 2033.
(3)The Company may also redeem the second junior subordinated debentures listed, in whole or in part on any distribution payment date, at the redemption price and must be redeemed no later than 2033.
(4)The Company classified the issuance, net of unamortized issuance costs and the associated fair value hedge as Tier 2 capital, which will be phased out 20% per year in the final five years before maturity.
(5)The Company may redeem the notes in whole or in part on any interest payment date on or after September 1, 2025.
(6)Beginning on September 1, 2025 the coupon structure migrates to the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points through the end of the term of the debenture.

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.4 million and $1.5 million as of December 31, 2022 and 2021, respectively. In addition, other borrowings on our consolidated balance sheets includes guaranteed GNMA loans eligible for repurchase totaling $26.2 million as of December 31, 2022. There were no such borrowings meeting the criteria for repurchase as of December 31, 2021 as there was deemed not to be a more-than-trivial benefit associated with repurchase based on our internal analysis. See Note 9, "Leases" and Note 18, "Fair value of financial instruments" within the Notes to our consolidated financial statements for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
Liquidity and capital resources
Bank liquidity management
We are expected to maintain adequate liquidity at the Bank to meet the cash flow requirements of clients who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our Liquidity Policy is intended to cause the Bank to maintain adequate liquidity and, therefore, enhance our ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain our operations. We accomplish this through management of the maturities of our interest-earning assets and interest-bearing liabilities. We believe that our present position is adequate to meet our current and future liquidity needs.
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
As part of our liquidity management strategy, we also focus on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest-bearing and other low-cost deposits, while replacing higher cost funding sources including borrowed funds. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. As of December 31, 2022 and 2021, securities with a carrying value of $1.19 billion and $1.23 billion, respectively, were pledged to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Funds and advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. As of December 31, 2022, we had outstanding overnight cash advances from the FHLB totaling $175.0 million. There were no such advances with the FHLB as of December 31, 2021. There was $1.27 billion and $1.23 billion as of December 31, 2022 and 2021, respectively, available to borrow against.
We also maintain lines of credit with other commercial banks totaling $350.0 million and $325.0 as of December 31, 2022 and 2021, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e. federal funds purchased) totaled $65.0 million as of December 31, 2022. There were no such borrowings as of December 31, 2021. As of both December 31, 2022 and 2021, we also had an additional $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.
Holding company liquidity management
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” "Item 1A. Risk Factors - Risks related to our business" and " Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy," each of which is set forth in this Report.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of December 31, 2022 and 2021, $161.3 million and $170.8 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2022, there were $49.0 million in cash dividends approved by the board for payment from the Bank to the holding company. During the year ended December 31, 2021, there were $122.5 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to December 31, 2022, the board approved a dividend from the Bank to the holding company to be paid in the first quarter of 2023 for $8.5 million that also did not require approval from the TDFI.
During the year ended December 31, 2022, the Company declared and paid shareholder dividends of $0.52 per share, or $24.7 million, respectively. During the year ended December 31, 2021, the Company declared and paid dividends of $0.44 per share, or $21.2 million, respectively. Subsequent to December 31, 2022, the Company declared a quarterly dividend in the amount of $0.15 per share, payable on February 21, 2023, to stockholders of record as of February 7, 2023.
Shareholders’ equity and capital management
Our total shareholders’ equity was $1.33 billion at December 31, 2022 and $1.43 billion at December 31, 2021. Book value per share was $28.36 at December 31, 2022 and $30.13 at December 31, 2021, respectively. The decrease in shareholders’ equity was primarily attributable to a decrease in accumulated other comprehensive income related to unrealized losses on our available-for-sale securities portfolio. Additionally, our capital was impacted by retained net income, dividends paid, and $40.0 million in common stock repurchases during the year ended December 31, 2022.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of December 31, 2022 and 2021, we met all capital adequacy requirements for which we are subject. See additional discussion regarding our capital adequacy and ratios at within Note 21, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.
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
Sensitivity of estimates:
Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances associated with particular situations. Determining the ACL is complex and requires judgement by management about the effect of matters that are inherently uncertain. While management utilizes its best judgment and information available, the ultimate adequacy of the our ACL is dependent on a variety of factors beyond its control. Management leverages a variety predetermined economic forecasts provided by a third party. Management selects a combination of macroeconomic forecasts that is most reflective of expectations as of the evaluation date and determines the weighted structure that most appropriately fits the Company’s expectation of future economic conditions. The weighting decision of these economic scenarios has the largest effect on our ACL. This weighting is approved by the ALCO Forecasting Subcommittee. Once the weighted economic scenario has been approved, management further assesses the ACL within the following pool classifications: Commercial and Industrial, Retail, and Commercial Real Estate (see Note 5, "Loans and allowance for credit losses" within our notes to our consolidated financial statements for additional information related to our ACL pools). At each pool classification management assess for individual factors such as prepayment speeds, inflation, unemployment, average FICO scores, delinquency composition, and other economic variables. Based on management's assessment of these variables, the level of the ACL could significantly increase or decrease.
It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Given the nature of the many factors, forecasts and assumptions in the ACL methodology, it is not possible to provide meaningful estimates of the impact of any such potential change.
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
Government National Mortgage Association optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing and was the original transferor. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. These loans are held for investment until certain performance criteria is met and they meet held for sale criteria.

Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When we are deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for investment, regardless of whether we intend to exercise the buy-back option if the buyback options provides the transferor a more-than-trivial benefit. During the year ended December 31, 2022, the Company identified a more-than-trivial benefit associated with these loans and rebooked them onto the consolidated balance sheets, which also aligns with developing industry best practice. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825. These loans are reported at current unpaid principal balance in HFS on the consolidated balance sheets with the offsetting liability being reported in borrowings. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
We acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the Franklin transaction that we account for as held for sale. We elect the fair value option for recording commercial loans held for sale and the fair value is determined using current secondary market prices for loans with similar characteristics. The fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. Changes in fair value from the merger date fair value is booked through the mark-to-market using a third party fair value model and included in 'other noninterest income' on the consolidated statement of income.
Mortgage servicing rights
We account for our mortgage servicing rights under the fair value option as permitted under ASC 860-50-35, "Transfers and Servicing". We retain the right to service certain mortgage loans that we sell to secondary market investors. The retained mortgage servicing right is initially recorded at the fair value of future net cash flows expected to be realized for performing servicing activities. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.
Derivative financial instruments
We utilize fair value hedge relationships to mitigate the effect of changing interest rates on the fair values of fixed rate securities and loans. The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item.
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
We utilize derivative instruments that are not designated as hedging instruments. We enter into swaps, interest rate cap and/or floor agreements with its customers and then enters into an offsetting derivative contract position with other financial institutions to mitigate the interest rate risk associated with these customer contracts. Because these derivative instruments are not designated as hedging instruments, changes in the fair value of the derivative instruments are recognized currently in earnings.
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
We utilize two methods to deliver mortgage loans sold to an investor. Under a “best efforts” sales agreement, we enter into a sales agreement with an investor in the secondary market to sell the loan when an interest rate-lock commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, we are obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, we will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. We also utilize “mandatory delivery” sales agreements. Under a mandatory delivery sales agreement, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should we fail to satisfy the contract. Mandatory commitments are recorded at fair value in our Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of these commitments are recognized currently in earnings and are reflected under the line item “Other noninterest income” on the Consolidated Statements of Income.
A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. See Note. 18, "Fair Value" in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.
Sensitivity of estimates:
Management applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for those items. Quoted market prices are referred to when estimating fair values for certain assets, including most investment securities, while secondary market pricing is referred to in estimating the fair value of mortgage loans held for sale. For those items which an observable liquid market does not exist, management utilizes significant estimates and assumption to value such items. These valuations require the use of various assumptions, including, among others, estimating prepayment speeds, discount rates, cash flows, default rates, cost of servicing, and liquidation values, which are also subject to economic variables. In addition to valuation, we must assess whether there are any declines in value below the carrying value of assets that require recognition of a loss in the consolidated statement of income. The use of different assumptions could produce significantly different results, which could have a significant impact on the our results of operations, financial condition or disclosures. Due to the number of estimates and judgments management applies, it is not possible to provide meaningful estimates of all those assets and liabilities measured at fair value. A sensitivity analysis on changes to key assumptions in determination of fair value of our mortgage servicing rights is included within Note 10, "Mortgage servicing rights" in the notes to the consolidated financial statements contained herein.
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

			Percentage change in:
	Net interest income (1)
	Year 1		Year 2
Change in interest rates	December 31,		December 31,
(in basis points)	2022	2021	2022	2021
+400	20.6%	40.9%	30.7%	54.8%
+300	15.1%	30.2%	22.5%	40.8%
+200	10.8%	20.9%	15.7%	28.3%
+100	5.98%	10.8%	8.33%	14.7%
-100	(6.32)%	(6.32)%	(8.87)%	(10.2)%
-200	(13.2)%	(8.73)%	(18.4)%	(13.5)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	December 31,
(in basis points)	2022	2021
+400	(9.90)%	5.30%
+300	(7.00)%	5.67%
+200	(4.00)%	5.72%
+100	(1.66)%	3.90%
-100	0.99%	(8.13)%
-200	1.07%	(21.4)%
(1)The percentage change represents the projected net interest income for 12 months and 24 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of December 31, 2022 and 2021 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily core deposits. While our variable rate loan portfolio is indexed to market rates, deposits typically adjust at a percentage of the overall movement in market rates.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making the assessment, management used the “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment management has determined that, as of December 31, 2022, the Company's internal control over financial reporting is effective based on the COSO 2013 framework. Additionally, based upon management's assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of FB Financial Corporation
Nashville, Tennessee
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of FB Financial Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts and Qualitative Adjustments
As described in Note 1 – Basis of presentation and Note 5 – Loans and allowance for credit losses, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss ("CECL") methodology. The allowance for credit losses (“ACL”) on loans held for investment on December 31, 2022 was $134.2 million. The provision for credit losses on loans held for investment for the year ended December 31, 2022, was $10.4 million.
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
•Tested the completeness and accuracy of the data used in qualitative adjustments to the ACL model.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Franklin, Tennessee
February 28, 2023

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$259,872	$91,333
Federal funds sold and reverse repurchase agreements	210,536	128,087
Interest-bearing deposits in financial institutions	556,644	1,578,320
Cash and cash equivalents	1,027,052	1,797,740
Investments:
Available-for-sale debt securities, at fair value	1,471,186	1,678,525
Equity securities, at fair value	2,990	3,367
Federal Home Loan Bank stock, at cost	58,641	32,217
Loans held for sale (includes $113,240 and $752,223 at fair value, respectively)	139,451	752,223
Loans held for investment	9,298,212	7,604,662
Less: allowance for credit losses	134,192	125,559
Net loans held for investment	9,164,020	7,479,103
Premises and equipment, net	146,316	143,739
Other real estate owned, net	5,794	9,777
Operating lease right-of-use assets	60,043	41,686
Interest receivable	45,684	38,528
Mortgage servicing rights, at fair value	168,365	115,512
Goodwill	242,561	242,561
Core deposit and other intangibles, net	12,368	16,953
Bank-owned life insurance	75,329	73,519
Other assets	227,956	172,236
Total assets	$12,847,756	$12,597,686
LIABILITIES
Deposits
Noninterest-bearing	$2,676,631	$2,740,214
Interest-bearing checking	3,059,984	3,418,666
Money market and savings	3,697,245	3,546,936
Customer time deposits	1,420,131	1,103,594
Brokered and internet time deposits	1,843	27,487
Total deposits	10,855,834	10,836,897
Borrowings	415,677	171,778
Operating lease liabilities	69,754	46,367
Accrued expenses and other liabilities	180,973	109,949
Total liabilities	11,522,238	11,164,991
Commitments and contingencies (Note 16)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,737,912 and 47,549,241 shares issued and outstanding, respectively	46,738	47,549
Additional paid-in capital	861,588	892,529
Retained earnings	586,532	486,666
Accumulated other comprehensive (loss) income, net	(169,433)	5,858
Total FB Financial Corporation common shareholders' equity	1,325,425	1,432,602
Noncontrolling interest	93	93
Total equity	1,325,518	1,432,695
Total liabilities and shareholders' equity	$12,847,756	$12,597,686
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income)
(Amounts are in thousands, except per share amounts)

5

	Years Ended December 31,
	2022	2021	2020
Interest income:
Interest and fees on loans	$436,363	$359,262	$294,596
Interest on securities
Taxable	25,469	15,186	10,267
Tax-exempt	7,332	7,657	7,076
Other	12,258	2,893	2,705
Total interest income	481,422	384,998	314,644

Interest expense:
Deposits	56,642	30,189	42,859
Borrowings	12,545	7,439	6,127
Total interest expense	69,187	37,628	48,986
Net interest income	412,235	347,370	265,658
Provision for credit losses	10,393	(38,995)	94,606
Provision for credit losses on unfunded commitments	8,589	(1,998)	13,361
Net interest income after provisions for credit losses	393,253	388,363	157,691

Noninterest income:
Mortgage banking income	73,580	167,565	255,328
Service charges on deposit accounts	12,049	10,034	9,160
ATM and interchange fees	15,600	19,900	14,915
Investment services and trust income	8,866	8,558	7,080
(Loss) gain from securities, net	(376)	324	1,631
(Loss) gain on sales or write-downs of other real estate owned	(114)	2,504	(1,491)
(Loss) gain from other assets	(151)	323	(90)
Other income	5,213	19,047	15,322
Total noninterest income	114,667	228,255	301,855

Noninterest expenses:
Salaries, commissions and employee benefits	211,491	248,318	233,768
Occupancy and equipment expense	23,562	22,733	18,979
Legal and professional fees	15,028	9,161	7,654
Data processing	9,315	9,987	11,390
Merger costs	—	—	34,879
Amortization of core deposit and other intangibles	4,585	5,473	5,323
Advertising	11,208	13,921	10,062
Mortgage restructuring expense	12,458	—	—
Other expense	60,699	63,974	55,030
Total noninterest expense	348,346	373,567	377,085
Income before income taxes	159,574	243,051	82,461
Income tax expense	35,003	52,750	18,832
Net income applicable to FB Financial Corporation and noncontrolling interest	124,571	190,301	63,629
Net income applicable to noncontrolling interest	16	16	8
Net income applicable to FB Financial Corporation	$124,555	$190,285	$63,621

Earnings per common share
Basic	$2.64	$4.01	$1.69
Diluted	2.64	3.97	1.67
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive (loss) income
(Amounts are in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$124,571	$190,301	$63,629
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain in available-for-sale securities, net of tax (benefits) expenses of $(62,316), $(7,224), and $5,781	(176,798)	(22,475)	18,430
Reclassification adjustment for gain on sale of securities included in net income, net of tax expenses of $—, $33 and $348	(1)	(93)	(987)
Net change in unrealized gain (loss) in hedging activities, net of tax expenses (benefits) of $532, $293 and $(363)	1,508	831	(1,031)
Reclassification adjustment for gain on hedging activities, net of tax expenses of $—, $— and $337	—	—	(955)
Total other comprehensive (loss) income, net of tax	(175,291)	(21,737)	15,457
Comprehensive (loss) income applicable to FB Financial Corporation and noncontrolling interest	(50,720)	168,564	79,086
Comprehensive income applicable to noncontrolling interest	16	16	8
Comprehensive (loss) income applicable to FB Financial Corporation	$(50,736)	$168,548	$79,078
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at December 31, 2019	$31,034	$425,633	$293,524	$12,138	$762,329	$—	$762,329
Cumulative effect of change in accounting principle	—	—	(25,018)	—	(25,018)	—	(25,018)
Balance at January 1, 2020	$31,034	$425,633	$268,506	$12,138	$737,311	$—	$737,311
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	63,621	—	63,621	8	63,629
Other comprehensive income, net of taxes	—	—	—	15,457	15,457	—	15,457
Common stock issued in connection with acquisition of FNB Financial Corp., net of registration costs (See Note 2)	955	33,892	—	—	34,847	—	34,847
Common stock issued in connection with merger with Franklin Financial Network, Inc., net of registration costs (See Note 2)	15,058	429,815	—	—	444,873	93	444,966
Stock based compensation expense	22	10,192	—	—	10,214	—	10,214
Restricted stock units vested and distributed, net of shares withheld	123	(1,633)	—	—	(1,510)	—	(1,510)
Shares issued under employee stock purchase program	30	948	—	—	978	—	978
Dividends declared ($0.36 per share)	—	—	(14,502)	—	(14,502)	—	(14,502)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	190,285	—	190,285	16	190,301
Other comprehensive loss, net of taxes	—	—	—	(21,737)	(21,737)	—	(21,737)
Repurchase of common stock	(179)	(7,416)	—	—	(7,595)	—	(7,595)
Stock based compensation expense	7	10,275	—	—	10,282	—	10,282
Restricted stock units vested and distributed, net of shares withheld	462	(10,620)	—	—	(10,158)	—	(10,158)
Shares issued under employee stock purchase program	37	1,443	—	—	1,480	—	1,480
Dividends declared ($0.44 per share)	—	—	(21,244)	—	(21,244)	—	(21,244)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2021	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	124,555	—	124,555	16	124,571
Other comprehensive loss, net of taxes	—	—	—	(175,291)	(175,291)	—	(175,291)
Repurchase of common stock	(997)	(38,982)	—	—	(39,979)	—	(39,979)
Stock based compensation expense	3	9,854	—	—	9,857	—	9,857
Restricted stock units vested and distributed, net of shares withheld	156	(2,998)	—	—	(2,842)	—	(2,842)
Shares issued under employee stock purchase program	27	1,185	—	—	1,212	—	1,212
Dividends declared ($0.52 per share)	—	—	(24,689)	—	(24,689)	—	(24,689)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2022	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$124,571	$190,301	$63,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and software	8,017	8,416	7,536
Amortization of core deposit and other intangibles	4,585	5,473	5,323
Capitalization of mortgage servicing rights	(20,809)	(39,018)	(47,025)
Net change in fair value of mortgage servicing rights	(32,044)	3,503	47,660
Stock-based compensation expense	9,857	10,282	10,214
Provision for credit losses	10,393	(38,995)	94,606
Provision for credit losses on unfunded commitments	8,589	(1,998)	13,361
Provision for mortgage loan repurchases	(2,989)	(766)	2,607
Amortization of premiums and accretion of discounts on acquired loans, net	1,020	853	(3,788)
Amortization of premiums and accretion of discounts on securities, net	6,589	8,777	7,382
Loss (gain) from securities, net	376	(324)	(1,631)
Originations of loans held for sale	(2,403,476)	(6,300,892)	(6,650,258)
Repurchases of loans held for sale	(194)	(487)	—
Proceeds from sale of loans held for sale	3,067,204	6,387,110	6,487,809
Gain on sale and change in fair value of loans held for sale	(47,783)	(161,964)	(270,802)
Net loss (gain) or write-downs of other real estate owned	114	(2,504)	1,491
Loss (gain) on other assets	151	(323)	90
Provision for deferred income taxes	12,552	30,770	(25,530)
Earnings on bank-owned life insurance	(1,452)	(1,542)	(1,556)
Changes in:
Operating leases	5,030	(969)	2,664
Other assets and interest receivable	(17,222)	59,283	(57,316)
Accrued expenses and other liabilities	56,247	(100,108)	43,532
Net cash provided by (used in) operating activities	789,326	54,878	(270,002)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,218	8,855	146,494
Maturities, prepayments and calls	204,748	296,256	220,549
Purchases	(242,889)	(847,212)	(424,971)
Net change in loans	(1,719,652)	(457,042)	4,383
Net change in commercial loans held for sale	43,676	147,276	114,031
Sales of FHLB stock	—	4,294	—
Purchases of FHLB stock	(26,424)	(5,279)	(515)
Purchases of premises and equipment	(10,629)	(6,102)	(5,934)
Proceeds from the sale of premises and equipment	875	—	—
Proceeds from the sale of other real estate owned and other assets	4,959	9,396	6,937
Proceeds from bank-owned life insurance	—	—	715
Net cash acquired in business combinations	—	—	248,447
Net cash (used in) provided by investing activities	(1,744,118)	(849,558)	310,136
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(262,109)	1,685,033	1,519,868
Net increase (decrease) in time deposits	290,893	(306,173)	(328,035)
Net increase in securities sold under agreements to repurchase and federal funds purchased	46,229	8,517	5,262
Payments on FHLB advances	—	—	(250,000)
Net increase in short-term FHLB advances	175,000	—	—
Issuance of subordinated debt, net of issuance costs	—	—	98,189
Payments on subordinated debt	—	(60,000)	—
Amortization of issuance costs and (accretion) of subordinated debt fair value premium, net	387	17	(397)
(Payments on) proceeds from other borrowings	—	(15,000)	15,000
Share based compensation withholding payments	(2,842)	(10,158)	(1,510)
Net proceeds from sale of common stock under employee stock purchase program	1,212	1,480	978
Repurchase of common stock	(39,979)	(7,595)	—
Dividends paid on common stock	(24,503)	(20,866)	(14,177)
Dividend equivalent payments made upon vesting of equity compensation	(168)	(717)	(87)
Noncontrolling interest distribution	(16)	(16)	(8)
Net cash provided by financing activities	184,104	1,274,522	1,045,083
Net change in cash and cash equivalents	(770,688)	479,842	1,085,217
Cash and cash equivalents at beginning of the period	1,797,740	1,317,898	232,681
Cash and cash equivalents at end of the period	$1,027,052	$1,797,740	$1,317,898
Supplemental cash flow information:
Interest paid	$63,701	$41,238	$48,679
Taxes paid	906	61,693	20,419
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,437	$5,262	$2,746
Transfers from other real estate owned to premises and equipment	351	—	841
Loans provided for sales of other real estate owned	—	704	305
Transfers from loans to loans held for sale	46,364	10,408	11,483
Transfers from loans held for sale to loans	24,479	86,315	55,766
Rebooked GNMA loans under optional repurchase program	26,211	—	—
Stock consideration paid in business combination	—	—	480,867
Dividends declared not paid on restricted stock units	222	400	238
Decrease to retained earnings for adoption of ASU 2016-13	—	—	25,018
Right-of-use assets obtained in exchange for operating lease liabilities	25,399	970	2,393
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
(A) Organization and Company overview:
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The consolidated financial statements include the Company and its wholly-owned subsidiaries, FirstBank (the "Bank") and FirstBank Risk Management, Inc. The Bank operates through 82 full-service branches throughout Tennessee, Kentucky, Alabama and North Georgia, and a national mortgage business with office locations across the Southeast, which primarily originates mortgage loans to be sold in the secondary market.
The Bank is subject to competition from other financial services companies and financial institutions. The Company and the Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. See "Supervision and regulation" in Part I, Item 1, for more details regarding regulatory oversight.
(B) Basis of presentation:
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the year then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and the determination of any impairment of goodwill or intangible assets.
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
Certain accounting policies identified below were modified during the year ended December 31, 2022. Please refer to the Company's audited financial statements on Form 10-K filed on February 25, 2022 for accounting policies in place as of December 31, 2021.
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
The Company did not record any provision for credit losses for its available-for-sale debt securities during the years ended December 31, 2022 or 2021, as the majority of the investment portfolio is government guaranteed and declines in fair value below amortized cost were determined to be non-credit related.
(F) Federal Home Loan Bank stock:
The Bank accounts for its investments in FHLB stock in accordance with FASB ASC Topic 942-325 "Financial Services-Depository and Lending-Investments-Other." FHLB stock does not have a readily determinable fair value because its ownership is restricted and lacks a market. FHLB stock is carried at cost and evaluated for impairment.
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
Periodically, the Company transfers mortgage loans originated for sale in the secondary markets into the loan HFI portfolio based on current market conditions, the overall secondary marketability and status of the loan. During the years ended December 31, 2022, 2021 and 2020, the Company transferred $24,479, $86,315 and $55,766, respectively, of residential mortgage loans into its loans held for investment portfolio. The loans are transferred into the portfolio at fair value at the date of transfer. Additionally, occasionally the Company will transfer loans from the held for investment portfolio into loans held for sale. At the time of the transfer, loans are marked to fair value through the allowance for credit losses and reclassified to loans held for sale. During the years ended December 31, 2021 and 2020, the Company transferred $1,188 and $2,116, respectively, from the portfolio to loans held for sale, excluding GNMA repurchases discussed below. There were no such transfers during the year ended December 31, 2022.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company sells mortgage loans originated for sale on the secondary market to GNMA and retains servicing rights after sale. Under the GNMA optional repurchase program, financial institutions are permitted to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. These loans are held for investment until certain performance criteria is met and they meet held for sale criteria. During the years ended December 31, 2022, 2021, and 2020, the Company repurchased GNMA loans of $20,593, $40,417, and $10,586, respectively, into loans held for investment. The Company transferred $46,364, $9,220 and $9,367 during the years ended December 31, 2022, 2021, and 2020, respectively, of these repurchased loans from loans held for investment to loans held for sale.
Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be recorded on the balance sheet, regardless of whether the Company intends to exercise the buy-back option if the buyback options provides the transferor a more-than-trivial benefit. During the year ended December 31, 2022, the Company identified a more-than-trivial benefit associated with these loans and rebooked them onto the consolidated balance sheets, which also aligns with developing industry best practice. As of December 31, 2022, the Company had $26,211 in these optional rights to repurchase delinquent GNMA loans. There were no such loans identified with a more-than-trivial benefit as of December 31, 2021. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825. These loans are reported at current unpaid principal balance in HFS on the consolidated balance sheets with the offsetting liability being reported in borrowings. These are considered nonperforming assets as the Company does not earn any interest on the unexercised option to repurchase these loans.
Commercial loan held for sale
During the year ended December 31, 2020, the Company acquired a portfolio of commercial loans, including shared national credits and institutional healthcare loans, as part of the its merger with Franklin Financial Network, Inc. and its wholly-owned subsidiaries (collectively, "Franklin") that the Company accounts for as HFS under the fair value option. As of December 31, 2022 and 2021, the fair value of these loans included in loans held for sale at fair value on the consolidated balances sheets amounted to $30,490 and $79,299, respectively. During the years ended December 31, 2022, 2021, and 2020, net (losses) gains of $(5,133), $11,172, and $3,228, respectively, from changes in fair value of these loans was included in other noninterest income on the consolidated statements of income.
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
Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest is discontinued on loans past due 90 days or more unless the credit is well secured and in the process of collection. Also, a loan may be placed on nonaccrual status prior to becoming past due 90 days if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. The decision to place a loan on nonaccrual status prior to becoming past due 90 days is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. When a loan is placed on nonaccrual status, the accrued but unpaid interest is charged against current period operations. Thereafter, interest on nonaccrual loans is recognized only as received if future collection of principal is probable. If the collectability of outstanding principal is doubtful, interest received is applied as a reduction of principal. A loan may be restored to accrual status when principal and interest are no longer past due or it otherwise becomes both well secured and collectability is reasonably assured. The Company monitors the level of accrued interest receivable on nonperforming loans, however an allowance for credit losses was not required as of December 31, 2022 and 2021.

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
The allowance for credit losses is the Company’s best estimate. Actual losses may differ from the December 31, 2022 allowance for credit loss as the CECL estimate is sensitive to economic forecasts and management judgment.
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
Construction loans. Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on the Company's assessment of the value of the property on an as-completed basis. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted if the market experiences a deterioration in the value of real estate.
1-4 family mortgage loans. The Company’s residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. The Company's future origination volume could be impacted by any deterioration of housing values in the Company's markets and increased unemployment and deteriorating market values of real estate.
Residential line of credit loans. The Company’s residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 residential properties. The Company intends to continue to make residential line of credit loans if housing values in the Company's markets do not deteriorate from current prevailing levels and we are able to make such loans consistent with the Company's current credit and underwriting standards. Residential line of credit loans may also be affected by unemployment or underemployment and deteriorating market values of real estate.
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

Consumer and other loans. The Company’s consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes (without real estate) and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The company seeks to minimize these risks through its underwriting standards. Other loans also include loans to states and political subdivisions in the U.S. These loans are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue. None of these categories of loans represent a significant portion of the Company's loan portfolio.
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
For financial statement purposes, the estimated useful life for premises is the lesser of the remaining useful life per third party appraisal or forty years, for furniture, fixtures and equipment the estimated useful life is three to ten years, and for leasehold improvements the estimated useful life is the lesser of ten years or the term of the lease.
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
(P) Goodwill and other intangibles:
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage as applicable. Goodwill is evaluated for impairment by first performing a qualitative evaluation to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If an entity does a qualitative assessment and determines that it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to the quantitative goodwill impairment test. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized in noninterest expense to reduce the carrying amount to the estimated implied fair value, which could be material to the Company's operating results for any particular reporting period. The Company performed a qualitative assessment during the years ended December 31, 2022 and 2021 and determined it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. No impairment was identified through the annual assessments for impairment performed during the years ended December 31, 2022 and 2021.
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
The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Income. There were no amounts related to uncertain tax positions recognized for the years ended December 31, 2022, 2021 or 2020.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(R) Long-lived assets:
Premises and equipment, core deposit intangible assets, and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2022 or 2021.
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
The Company also utilizes derivative instruments that are not designated as hedging instruments. The Company enters into interest rate cap and/or floor and fixed/floating interest rate swap agreements with its customers and then enters into offsetting derivative contracts with other financial institutions to mitigate the interest rate risk associated with these customer contracts. Because these derivative instruments are not designated as hedging instruments, changes in the fair value of the derivative instruments are recognized in earnings.
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
(T) Lender risk account:
The Company sells qualified mortgage loans to FHLB-Cincinnati via the Mortgage Purchase Program.  All mortgage loans purchased from members through the MPP are held on the FHLB’s balance sheet. FHLB does not securitize MPP loans for sale to other investors. They mitigate their credit risk exposure through their underwriting and pool composition requirements and through the establishment of the Lender Risk Account credit enhancement. The LRA protects the FHLB against possible credit losses by setting aside a portion of the initial purchase price into a performance based escrow account that can be used to offset possible loan losses.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the aggregated pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the aggregated pool to the FHLB-Cincinnati. As of December 31, 2022 and 2021, the Company had on deposit with the FHLB-Cincinnati $19,737 and $17,130, respectively, in these LRA’s. Additionally, as of December 31, 2022 and 2021, the Company estimated the guaranty account to be $9,558 and $8,372, respectively. The Company bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by the Company or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Years Ended December 31,
	2022	2021	2020
Basic earnings per common share calculation:
Net income applicable to FB Financial Corporation	$124,555	$190,285	$63,621
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—
Earnings available to common shareholders	$124,555	$190,285	$63,621
Weighted average basic shares outstanding	47,113,470	47,431,102	37,621,720
Basic earnings per common share	$2.64	$4.01	$1.69
Diluted earnings per common share:
Earnings available to common shareholders	$124,555	$190,285	$63,621
Weighted average basic shares outstanding	47,113,470	47,431,102	37,621,720
Weighted average diluted shares contingently issuable(1)	126,321	524,778	478,024
Weighted average diluted shares outstanding	47,239,791	47,955,880	38,099,744
Diluted earnings per common share	$2.64	$3.97	$1.67
 (1) Excludes 11,888, 4,400, and 239,813 restricted stock units outstanding considered to be antidilutive as of December 31, 2022, 2021, and 2020 respectively.
(Z) Segment reporting:
The Company’s Mortgage division represents a distinct reportable segment that differs from the Company’s primary business of Banking. During the year ended December 31, 2022, the Company exited the direct-to-consumer delivery channel (referred to herein as "Mortgage restructuring"), which is one of two delivery channels in the Mortgage segment. As a result of exiting this channel, the Company incurred $12,458 of restructuring expenses during the year ended December 31, 2022. The repositioning of the Mortgage segment does not qualify to be reported as discontinued operations. The Company plans to continue originating and selling residential mortgage loans within its Mortgage segment through its traditional mortgage retail channel, retain mortgage servicing rights and continue holding residential 1-4 family mortgage loans in the loan portfolio. A reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 20, "Segment reporting".
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
The Company awards annual grants of performance-based restricted stock units to executives and other employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria relative to a predefined peer group during a fixed three-year performance period.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(BB) Subsequent Events:
In accordance with ASC Topic 855, "Subsequent Events", the Company has evaluated events and transactions that occurred after December 31, 2022 through the date of the issued financial statements for potential recognition and disclosure.
Recently adopted accounting standards:
In March 2022, the SEC released SAB 121 to add interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for clients. The new guidance requires reporting entities who allow clients to transact in crypto-assets and act as a custodian to record a liability with a corresponding asset regardless of whether they control the crypto-asset. The crypto-asset will need to be marked at fair value for each reporting period. The new guidance requires disclosures in the footnotes to address the amount of crypto-assets reported, and the safeguarding and recordkeeping of the assets. The guidance in this update requires that reporting companies implement SAB 121 no later than the financial statements covering the first interim or annual period ending after June 15, 2022, with retrospective application back to the beginning of the fiscal year. During the first quarter of 2022, the Company became a founding member of the USDF Consortium (the "Consortium"), which plans to utilize blockchain and technology to streamline peer-to-peer financial transactions. The USDF Consortium is a membership-based association of insured depository institutions with a mission to build a network of banks to further the adoption and interoperability of a bank-minted tokenized deposit. The Company does not currently hold or facilitate transactions with crypto-assets, however the Company now evaluates any crypto-asset activities and the applicable financial statement and disclosure requirements in accordance with the guidance.
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
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method", to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU No. 2022-01 for any entity that has adopted the amendments in ASU No.2017-12 for the corresponding period. The Company adopted the update effective January 1, 2023. The adoption of this standard did not have an impact on the consolidated financial statements or disclosures.
Additionally, in March 2022, the FASB issued ASU 2022-02, "'Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the amendment effective January 1, 2023 and will update its disclosures for the first quarter of 2023. The update did not have a material impact to the Company's results of operation, financial position or liquidity.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a onetime sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. In December 2022, the FASB issued ASU 2022-06, "Reference rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" to extend the date to December 31, 2024 for companies to apply the relief in Topic 848.
The Company's LIBOR Transition Committee was established to transition from LIBOR to alternative rates and has continued its efforts consistent with industry timelines. As part of these efforts, during the fourth quarter of 2021, we ceased utilization of LIBOR as an index in newly originated loans or loans that are refinanced. Additionally, we identified existing products that utilize LIBOR and are reviewing contractual language to facilitate the transition to alternative reference rates. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on the Company's consolidated financial statements.
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
Franklin Financial Network, Inc. merger
Effective August 15, 2020, the Company completed its merger with Franklin Financial Network, Inc. and its wholly-owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. After consolidating duplicative locations the merger added 10 branches and expanded the Company's footprint in middle Tennessee and the Nashville metropolitan statistical area. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion. Total loans acquired includes a non-strategic institutional portfolio with a fair value of $326,206 the Company classified as held for sale. Franklin common shareholders received 15,058,181 shares of the Company's common stock, net of the equivalent value of 44,311 shares withheld on certain Franklin employee equity awards that vested upon change in control, as consideration in connection with the merger, in addition to $31,330 in cash consideration. Also included in the purchase price, the Company issued replacement restricted stock units for awards initially granted by Franklin during 2020 that did not vest upon change in control, with a total fair value of $674 attributed to pre-combination service. Based on the closing price of the Company's common stock on the New York Stock Exchange of $29.52 on August 15, 2020, the merger consideration represented approximately $477,830 in aggregate consideration.
Goodwill of $67,191 was recorded in connection with the transaction resulted from the ongoing business contribution, reputation, operating model and expertise of Franklin. The goodwill is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the merger with Franklin are in alignment with the Company's banking business.

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
FNB Financial Corp. merger
Effective February 14, 2020, the Company completed its acquisition of FNB Financial Corp. and its wholly-owned subsidiary, Farmers National Bank of Scottsville (collectively, "Farmers National"). Following the acquisition, Farmers National was merged into the Company with FB Financial Corporation continuing as the surviving entity. The transaction added four branches and expanded the Company's footprint into Kentucky. Under the terms of the agreement, the Company acquired total assets of $258,218, loans of $182,171 and assumed total deposits of $209,535. Farmers National shareholders received 954,797 shares of the Company's common stock as consideration in connection with the merger, in addition to $15,001 in cash consideration. Based on the closing price of the Company's common stock on the New York Stock Exchange of $36.70 on February 14, 2020, the merger consideration represented approximately $50,042 in aggregate consideration.
Goodwill of $6,319 was recorded in connection with the transaction resulted from the ongoing business contribution of Farmers National and anticipated synergies arising from the combination of certain operational areas of the Company. Goodwill resulting from this transaction is not deductible for income tax purposes and is included in the Banking segment as substantially all of the operations resulting from the acquisition of Farmers National are in alignment with the Company's core banking business.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company determined that 27.9% of the Franklin loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the merger date. This included deterioration in credit metrics, such as delinquency, nonaccrual status or risk ratings as well as certain loans within designated industries of concern that have been negatively impacted by COVID-19. It was determined that 10.1% of the Farmers National loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the February acquisition date. These were primarily delinquent loans or loans that Farmers National had classified as nonaccrual or troubled debt restructuring prior to the Company's acquisition.

	As of August 15, 2020	As of February 14, 2020
	Franklin Financial Network, Inc.	FNB Financial Corp.
Purchased credit-deteriorated loans
Principal balance	$693,999	$18,964
Allowance for credit losses at acquisition	(24,831)	(669)
Net premium attributable to other factors	8,810	63
Loans purchased credit-deteriorated fair value	$677,978	$18,358
Loans recognized through acquisition that have not experienced more-than-insignificant credit deterioration since origination are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $52,822 and $2,885 as of August 15, 2020 and February 14, 2020, respectively, in the statement of income related to estimated credit losses on non-PCD loans from Franklin and Farmers National, respectively. Additionally, the Company estimates expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. The Company recorded an increase in provision for credit losses from unfunded commitments of $10,499 as of August 15, 2020 related to the Franklin merger.
Pro forma financial information (unaudited)
The results of operations of the acquisitions have been included in the Company's consolidated financial statements prospectively beginning on the date of each transaction. The acquired entities have been fully integrated with the Company's existing operations. Accordingly, post-acquisition net interest income, total revenues, and net income are not discernible. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the year ended December 31, 2020, as though the Franklin merger and Farmers National acquisition had been completed as of January 1, 2019. The unaudited estimated pro forma information combines the historical results of the mergers with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. Merger expenses are reflected in the period they were incurred. The pro forma information is not indicative of what would have occurred had the transactions taken place on January 1, 2019 and does not include the effect of cost-saving or revenue-enhancing strategies.

Year Ended December 31,
2020
Net interest income	$338,092
Total revenues	$654,374
Net income applicable to FB Financial Corporation	$65,135
Note (3)—Cash and cash equivalents concentrations:
The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such correspondent accounts and believes it is not exposed to any significant credit risk from cash and cash equivalents.
Included in cash and cash equivalents, the Bank had cash in the form of Federal funds sold of $135,128 and $53,919 as of December 31, 2022 and 2021, respectively; and the Bank had reverse repurchase agreements of $75,408 and $74,168 as of December 31, 2022 and 2021, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive (loss) income at December 31, 2022 and 2021:

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,167	$—	$(5,105)	$—	$40,062
Mortgage-backed securities - residential	1,224,522	—	(190,329)	—	1,034,193
Mortgage-backed securities - commercial	19,209	—	(1,565)	—	17,644
Municipal securities	295,375	458	(31,413)	—	264,420
U.S. Treasury securities	113,301	—	(5,621)	—	107,680
Corporate securities	8,000	—	(813)	—	7,187
Total	$1,705,574	$458	$(234,846)	$—	$1,471,186

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$34,023	$18	$(171)	$—	$33,870
Mortgage-backed securities - residential	1,281,285	6,072	(17,985)	—	1,269,372
Mortgage-backed securities - commercial	15,024	272	(46)	—	15,250
Municipal securities	322,052	16,718	(160)	—	338,610
U.S. Treasury securities	14,914	—	(6)	—	14,908
Corporate securities	6,500	40	(25)	—	6,515
Total	$1,673,798	$23,120	$(18,393)	$—	$1,678,525
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of December 31, 2022 and 2021, total accrued interest receivable on debt securities was $5,470 and $5,051, respectively.
As of December 31, 2022 and 2021, the Company had $2,990 and $3,367, in marketable equity securities recorded at fair value, respectively. Additionally, the Company had equity securities without readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $22,496 and $8,868 at December 31, 2022 and 2021, respectively.
Securities pledged at December 31, 2022 and 2021 had carrying amounts of $1,191,021 and $1,226,646, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At December 31, 2022 and 2021, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity at December 31, 2022 and 2021 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31,
	2022		2021
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$4,277	$4,225	$21,851	$21,884
Due in one to five years	161,556	152,181	54,847	55,307
Due in five to ten years	61,290	57,859	45,714	46,975
Due in over ten years	234,720	205,084	255,077	269,737
	461,843	419,349	377,489	393,903
Mortgage-backed securities - residential	1,224,522	1,034,193	1,281,285	1,269,372
Mortgage-backed securities - commercial	19,209	17,644	15,024	15,250
Total debt securities	$1,705,574	$1,471,186	$1,673,798	$1,678,525
Sales and other dispositions of available-for-sale securities were as follows:

	Years Ended December 31,
	2022	2021	2020
Proceeds from sales	$1,218	$8,855	$146,494
Proceeds from maturities, prepayments and calls	204,748	296,256	220,549
Gross realized gains	4	127	1,606
Gross realized losses	3	1	271
Additionally, changes in fair value and the sale of equity securities with readily determinable fair values resulted in a net loss of $377 for the year ended December 31, 2022, and a net gain of $198 and $296 for the years ended December 31, 2021 and 2020, respectively.

The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$23,791	$(2,802)	$16,271	$(2,303)	$40,062	$(5,105)
Mortgage-backed securities - residential	316,656	(32,470)	717,533	(157,859)	1,034,189	(190,329)
Mortgage-backed securities - commercial	11,104	(968)	6,541	(597)	17,645	(1,565)
Municipal securities	196,419	(26,811)	36,726	(4,602)	233,145	(31,413)
U.S. Treasury securities	94,248	(4,122)	13,434	(1,499)	107,682	(5,621)
Corporate securities	4,008	(492)	3,270	(321)	7,278	(813)
Total	$646,226	$(67,665)	$793,775	$(167,181)	$1,440,001	$(234,846)

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
As of December 31, 2022 and 2021, the Company’s securities portfolio consisted of 503 and 511 securities, 454 and 80 of which were in an unrealized loss position, respectively.
During the year ended December 31, 2022, the Company's available-for-sale debt securities portfolio unrealized value declined $239,115 to an unrealized loss position of $234,388 from an unrealized gain position of $4,727 as of December 31, 2021. During the year ended December 31, 2021, the Company's available-for-sale debt securities portfolio unrealized value declined $29,825 to an unrealized gain position of $4,727 from an unrealized gain position of $34,552 as of December 31, 2020.
The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and the Company has historically not recorded any losses associated with these investments. Municipal securities with market values below amortized cost at December 31, 2022 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of December 31, 2022 and 2021, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, the Company does not intend to sell those available-for-sale securities that have an unrealized loss as of December 31, 2022, and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the year ended December 31, 2022 or 2021.
Note (5)—Loans and allowance for credit losses:
Loans outstanding as of December 31, 2022 and 2021, by class of financing receivable are as follows:

	December 31,
	2022	2021
Commercial and industrial (1)	$1,645,783	$1,290,565
Construction	1,657,488	1,327,659
Residential real estate:
1-to-4 family mortgage	1,573,121	1,270,467
Residential line of credit	496,660	383,039
Multi-family mortgage	479,572	326,551
Commercial real estate:
Owner-occupied	1,114,580	951,582
Non-owner occupied	1,964,010	1,730,165
Consumer and other	366,998	324,634
Gross loans	9,298,212	7,604,662
Less: Allowance for credit losses	(134,192)	(125,559)
Net loans	$9,164,020	$7,479,103
(1)Includes $767 and $3,990 of loans originated as part of the Paycheck Protection Program as of December 31, 2022 and 2021, respectively. PPP loans are federally guaranteed as part of the CARES Act, provided PPP loan recipients receive loan forgiveness under the SBA regulations. As such, there is minimal credit risk associated with these loans.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
As of December 31, 2022 and 2021, $909,734 and $1,136,294, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,763,730 and $1,581,673, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of December 31, 2022 and 2021, qualifying loans of $3,118,172 and $2,440,097, respectively, were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of December 31, 2022 and 2021, accrued interest receivable on loans held for investment amounted to $38,507 and $31,676, respectively.
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
The Company performed qualitative evaluations within the Company's established qualitative framework, assessing the impact of the current economic outlook (including uncertainty due to inflation, negative economic forecasts, predicted Federal Reserve rate increases, status of federal government stimulus programs, and other considerations). The increase in estimated required reserve during the year ended December 31, 2022 was a result of increased loan growth and a tightening monetary policy environment both of which were incorporated into the Company's reasonable and supportable forecasts. These forecasts included weighted projections that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. Loss rates on construction loans incurred the largest increase due to increased economic uncertainty going into 2023. Loss rates on residential loans were qualitatively adjusted downwards, addressing the relative strength of asset values in the Company's predominant markets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company calculates its expected credit loss using a lifetime loss rate methodology using the following pools:

Pool	Source of repayment	Quantitative and Qualitative factors considered
Commercial and Industrial	Repayment is largely dependent upon the operation of the borrower's business.
Quantitative: Prepayment speeds are modeled in the form of a prepayment benchmarking that directly impacts the ACL output for all C&I loans and lines of credit. Loss rates incorporate a peer scaling factor.
Qualitative: An uncertain economic outlook including the effects of inflation and the interest rate environment are driving a qualitative increase in the ACL.

Retail	Repayment is primarily dependent on the personal cash flow of the borrower.
Quantitative: Average FICO scores, remaining life of the portfolio, delinquency composition, prepayment speeds leveraging Equifax and Moody's data
Qualitative: High modeled loss rates and the relatively strong housing market within the bank’s footprint are driving a qualitative decrease in the ACL.

Commercial Real Estate	Repayment is primarily dependent on lease income generated from the underlying collateral.
Quantitative: Prepayment speeds leveraging a reverse-compounding formula. Loss rates incorporate a peer scaling factor.
Qualitative: An uncertain economic outlook including the effects of inflation and the interest rate environment as well as changes in asset quality are driving a qualitative increase in the ACL.

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
The following tables provide the changes in the allowance for credit losses by class of financing receivable for the years ended December 31, 2022, 2021, and 2020:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
Provision for credit losses	(4,563)	11,221	7,060	1,574	(486)	(4,883)	(3,584)	4,054	10,393
Recoveries of loans previously charged-off	2,005	11	54	17	—	88	—	766	2,941
Loans charged off	(2,087)	—	(77)	—	—	(15)	(268)	(2,254)	(4,701)
Ending balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for credit losses	4,178	(29,874)	(87)	(4,728)	(197)	7,588	(16,813)	938	(38,995)
Recoveries of loans previously charged-off	861	3	125	115	—	156	—	773	2,033
Loans charged off	(4,036)	(30)	(154)	(18)	(1)	—	(1,566)	(2,063)	(7,868)
Ending balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2020
Beginning balance - December 31, 2019	$4,805	$10,194	$3,112	$752	$544	$4,109	$4,621	$3,002	$31,139
Impact of adopting ASC 326 on non-purchased credit deteriorated loans	5,300	1,533	7,920	3,461	340	1,879	6,822	3,633	30,888
Impact of adopting ASC 326 on purchased credit deteriorated loans	82	150	421	(3)	—	162	184	(438)	558
Provision for credit losses	13,830	40,807	6,408	5,649	5,506	(1,739)	17,789	6,356	94,606
Recoveries of loans previously charged-off	1,712	205	122	125	—	83	—	756	3,003
Loans charged off	(11,735)	(18)	(403)	(22)	—	(304)	(711)	(2,112)	(15,305)
Initial allowance on loans purchased with deteriorated credit quality	754	5,606	1,640	572	784	659	15,442	43	25,500
Ending balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Credit Quality - Commercial Type Loans
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
During the year ended December 31, 2022, the Company revised the presentation of the below credit quality vintage tables without change to accounting or credit policies. The updated presentation disaggregates between commercial and consumer loan types with consumer loan types reported as either performing or nonperforming based on their delinquency and accrual status. As such, the tables presented below as of December 31, 2021 have been revised to align with current period presentation.
The following tables present the credit quality of the Company's commercial type loan portfolio by year of origination as of December 31, 2022 and 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$396,643	$204,000	$67,231	$90,894	$39,780	$62,816	$762,717	$1,624,081
Special Mention	125	7	—	160	143	771	2,520	3,726
Classified	65	823	1,916	1,651	273	6,913	6,335	17,976
Total	396,833	204,830	69,147	92,705	40,196	70,500	771,572	1,645,783

Construction
Pass	682,885	495,723	142,233	84,599	17,360	44,326	188,906	1,656,032
Special Mention	—	—	15	—	—	707	—	722
Classified	80	309	—	—	—	345	—	734
Total	682,965	496,032	142,248	84,599	17,360	45,378	188,906	1,657,488

Residential real estate:
Multi-family mortgage
Pass	142,912	147,168	96,819	33,547	6,971	37,385	13,604	478,406
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,166	—	1,166
Total	142,912	147,168	96,819	33,547	6,971	38,551	13,604	479,572

Commercial real estate:
Owner occupied
Pass	237,862	223,883	110,748	148,405	66,101	246,414	57,220	1,090,633
Special Mention	101	683	—	168	2,225	1,258	5,000	9,435
Classified	—	1,293	224	4,589	1,276	7,018	112	14,512
Total	237,963	225,859	110,972	153,162	69,602	254,690	62,332	1,114,580

Non-owner occupied
Pass	467,360	440,319	131,497	159,205	210,752	473,607	60,908	1,943,648
Special Mention	—	—	—	—	82	2,459	—	2,541
Classified	—	2,258	—	146	3,270	12,147	—	17,821
Total	467,360	442,577	131,497	159,351	214,104	488,213	60,908	1,964,010

Total commercial loan types
Pass	1,927,662	1,511,093	548,528	516,650	340,964	864,548	1,083,355	6,792,800
Special Mention	226	690	15	328	2,450	5,195	7,520	16,424
Classified	145	4,683	2,140	6,386	4,819	27,589	6,447	52,209
Total	$1,928,033	$1,516,466	$550,683	$523,364	$348,233	$897,332	$1,097,322	$6,861,433

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$273,232	$95,279	$140,938	$52,162	$33,997	$57,020	$596,667	$1,249,295
Special Mention	79	9	949	632	3	1,519	12,367	15,558
Classified	918	2,391	2,376	3,089	3,370	6,425	7,143	25,712
Total	274,229	97,679	144,263	55,883	37,370	64,964	616,177	1,290,565

Construction
Pass	677,258	280,828	135,768	23,916	15,313	67,818	117,176	1,318,077
Special Mention	62	184	—	—	1,208	1,384	—	2,838
Classified	—	—	2,922	2,882	3	737	200	6,744
Total	677,320	281,012	138,690	26,798	16,524	69,939	117,376	1,327,659

Residential real estate:
Multi-family mortgage
Pass	166,576	32,242	64,345	7,124	5,602	38,526	10,891	325,306
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,245	—	1,245
Total	166,576	32,242	64,345	7,124	5,602	39,771	10,891	326,551

Commercial real estate:
Owner occupied
Pass	170,773	131,471	174,257	83,698	69,939	236,998	57,123	924,259
Special Mention	—	—	1,502	3,541	885	2,555	213	8,696
Classified	—	—	3,102	768	3,295	9,616	1,846	18,627
Total	170,773	131,471	178,861	88,007	74,119	249,169	59,182	951,582

Non-owner occupied
Pass	462,478	154,048	165,917	264,855	170,602	414,859	46,541	1,679,300
Special Mention	—	—	3,747	3,388	—	969	—	8,104
Classified	—	—	1,898	23,849	1,506	15,508	—	42,761
Total	462,478	154,048	171,562	292,092	172,108	431,336	46,541	1,730,165

Total commercial loan types
Pass	1,750,317	693,868	681,225	431,755	295,453	815,221	828,398	5,496,237
Special Mention	141	193	6,198	7,561	2,096	6,427	12,580	35,196
Classified	918	2,391	10,298	30,588	8,174	33,531	9,189	95,089
Total	$1,751,376	$696,452	$697,721	$469,904	$305,723	$855,179	$850,167	$5,626,522

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Credit Quality - Consumer Type Loans
For consumer and residential loan classes, the company primarily evaluates credit quality based on delinquency and accrual status of the loan, credit documentation and by payment activity. The performing or nonperforming status is updated on an on-going basis dependent upon improvement and deterioration in credit quality.
The following tables present the credit quality by classification (performing or nonperforming) of the Company's consumer type loan portfolio by year of origination as of December 31, 2022 and 2021. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$568,210	$448,401	$160,715	$93,548	$68,113	$211,019	$—	$1,550,006
Nonperforming	1,227	5,163	5,472	1,778	2,044	7,431	—	23,115
Total	569,437	453,564	166,187	95,326	70,157	218,450	—	1,573,121

Residential line of credit
Performing	—	—	—	—	—	—	495,129	495,129
Nonperforming	—	—	—	—	—	—	1,531	1,531
Total	—	—	—	—	—	—	496,660	496,660

Consumer and other
Performing	118,637	56,779	41,008	29,139	26,982	82,318	4,175	359,038
Nonperforming	166	1,396	1,460	906	1,507	2,525	—	7,960
Total	118,803	58,175	42,468	30,045	28,489	84,843	4,175	366,998

Total consumer type loans
Performing	686,847	505,180	201,723	122,687	95,095	293,337	499,304	2,404,173
Nonperforming	1,393	6,559	6,932	2,684	3,551	9,956	1,531	32,606
Total	$688,240	$511,739	$208,655	$125,371	$98,646	$303,293	$500,835	$2,436,779

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$521,533	$204,690	$121,775	$100,164	$109,087	$199,262	$—	$1,256,511
Nonperforming	1,232	3,734	977	2,429	1,765	3,819	—	13,956
Total	522,765	208,424	122,752	102,593	110,852	203,081	—	1,270,467

Residential line of credit
Performing	—	—	—	—	—	—	381,303	381,303
Nonperforming	—	—	—	—	—	—	1,736	1,736
Total	—	—	—	—	—	—	383,039	383,039

Consumer and other
Performing	82,910	55,123	38,281	32,893	21,856	74,248	14,478	319,789
Nonperforming	199	345	545	1,352	861	1,496	47	4,845
Total	83,109	55,468	38,826	34,245	22,717	75,744	14,525	324,634

Total consumer type loans
Performing	604,443	259,813	160,056	133,057	130,943	273,510	395,781	1,957,603
Nonperforming	1,431	4,079	1,522	3,781	2,626	5,315	1,783	20,537
Total	$605,874	$263,892	$161,578	$136,838	$133,569	$278,825	$397,564	$1,978,140
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represent an analysis of the aging by class of financing receivable as of December 31, 2022 and 2021:

December 31, 2022	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,650	$136	$1,307	$1,642,690	$1,645,783
Construction	1,246	—	389	1,655,853	1,657,488
Residential real estate:
1-to-4 family mortgage	15,470	16,639	6,476	1,534,536	1,573,121
Residential line of credit	772	131	1,400	494,357	496,660
Multi-family mortgage	—	—	42	479,530	479,572
Commercial real estate:
Owner occupied	1,948	—	5,410	1,107,222	1,114,580
Non-owner occupied	102	—	5,956	1,957,952	1,964,010
Consumer and other	10,108	1,509	6,451	348,930	366,998
Total	$31,296	$18,415	$27,431	$9,221,070	$9,298,212

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2021	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,030	$63	$1,520	$1,287,952	$1,290,565
Construction	4,852	718	3,622	1,318,467	1,327,659
Residential real estate:
1-to-4 family mortgage	11,007	9,363	4,593	1,245,504	1,270,467
Residential line of credit	319	—	1,736	380,984	383,039
Multi-family mortgage	—	—	49	326,502	326,551
Commercial real estate:
Owner occupied	1,417	—	6,710	943,455	951,582
Non-owner occupied	427	—	14,084	1,715,654	1,730,165
Consumer and other	7,398	1,591	3,254	312,391	324,634
Total	$26,450	$11,735	$35,568	$7,530,909	$7,604,662

The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance and interest income as of and for the years ended December 31, 2022 and 2021 by class of financing receivable.

December 31, 2022	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$790	$517	$10	$181
Construction	—	389	7	28
Residential real estate:
1-to-4 family mortgage	2,834	3,642	78	274
Residential line of credit	1,134	266	4	136
Multi-family mortgage	1	41	1	3
Commercial real estate:
Owner occupied	5,200	210	1	232
Non-owner occupied	5,755	201	5	332
Consumer and other	—	6,451	327	358
Total	$15,714	$11,717	$433	$1,544

December 31, 2021	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$1,085	$435	$6	$1,371
Construction	2,882	740	99	156
Residential real estate:
1-to-4 family mortgage	378	4,215	60	314
Residential line of credit	797	939	11	289
Multi-family mortgage	—	49	2	3
Commercial real estate:
Owner occupied	5,346	1,364	206	536
Non-owner occupied	13,898	186	7	486
Consumer and other	—	3,254	164	245
Total	$24,386	$11,182	$555	$3,400
Accrued interest receivable written off as an adjustment to interest income amounted to $1,089, $804, and $627 for the years ended December 31, 2022, 2021, and 2020, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Troubled debt restructurings
As of December 31, 2022 and 2021, the Company had a recorded investment in TDRs of $13,854 and $32,435, respectively. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $7,321 and $11,084 were classified as nonaccrual loans as of December 31, 2022 and 2021, respectively. The Company has calculated $253 and $1,245 in allowances for credit losses on TDRs as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, unfunded loan commitments to extend additional funds on troubled debt restructurings were not meaningful.
The following tables present the financial effect of TDRs recorded during the periods indicated:

Year Ended December 31, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$612	$522	$—
Residential real estate:
1-to-4 family mortgage	3	391	707	—
Residential line of credit	1	49	49	—
Consumer and other	2	23	23	—
Total	9	$1,075	$1,301	$—

Year Ended December 31, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	8	$15,430	$15,430	$446
Commercial real estate:
Owner occupied	7	5,209	5,209	—
Non-owner occupied	1	11,997	11,997	—
Residential real estate:
1-4 family mortgage	3	945	945	—
Residential line of credit	3	485	485	—
Multi-family Mortgage	1	49	49	—
Total	23	$34,115	$34,115	$446

Year Ended December 31, 2020	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	5	$2,257	$2,257	$—
Commercial real estate:
Owner occupied	7	2,794	2,794	—
Non-owner occupied	2	3,752	3,752	—
Residential real estate:
1-4 family mortgage	3	618	618	—
Residential line of credit	1	95	95	—
Total	18	$9,516	$9,516	$—
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 and $304 during the years ended December 31, 2022 and 2021, respectively. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the years ended December 31, 2022, 2021, and 2020 that did not meet the definition of a TDR. The modification of these loans usually involve either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Collateral-Dependent Loans
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

	December 31, 2022
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$2,596	$—	$2,596	$—
Residential real estate:
1-to-4 family mortgage	4,467	—	4,467	194
Residential line of credit	1,135	—	1,135	—
Commercial real estate:
Owner occupied	5,424	—	5,424	—
Non-owner occupied	5,755	—	5,755	—
Consumer and other	134	—	134	—
Total	$19,511	$—	$19,511	$194

	December 31, 2021
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$799	$1,090	$1,889	$—
Construction	3,580	—	3,580	92
Residential real estate:
1-to-4 family mortgage	338	—	338	—
Residential line of credit	1,400	—	1,400	10
Commercial real estate:
Owner occupied	8,117	71	8,188	200
Non-owner occupied	13,899	—	13,899	—
Consumer and other	25	—	25	1
Total	$28,158	$1,161	$29,319	$303

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (6)—Premises and equipment:
Premises and equipment and related accumulated depreciation as of December 31, 2022 and 2021, are as follows:

	2022	2021
Land	$32,985	$33,151
Premises	109,277	109,357
Furniture, fixtures and equipment	49,203	48,392
Leasehold improvements	19,001	18,531
Construction in process	10,230	1,705
Finance lease	1,367	1,487
	222,063	212,623
Less: accumulated depreciation and amortization	(75,747)	(68,884)
Total Premises and Equipment	$146,316	$143,739
Depreciation and amortization expense was $7,554, $7,411, and $7,009 for the years ended December 31, 2022, 2021, and 2020, respectively.
Note (7)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at fair value less estimated cost to sell the property. The following table summarizes the other real estate owned for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$9,777	$12,111	$18,939
Transfers from loans	1,437	5,262	2,746
Transfers to premises and equipment	(351)	—	(841)
Proceeds from sale of other real estate owned	(4,955)	(9,396)	(6,937)
Gain on sale of other real estate owned	328	3,248	354
Loans provided for sales of other real estate owned	—	(704)	(305)
Write-downs and partial liquidations	(442)	(744)	(1,845)
Balance at end of period	$5,794	$9,777	$12,111
Foreclosed residential real estate properties totaled $840 and $775 as of December 31, 2022 and 2021, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $2,653 at December 31, 2022. As of December 31, 2021, there were no such residential foreclosure proceedings in process.
Excess land and facilities held for sale resulting from branch consolidations totaled $2,116 and $3,348 as of December 31, 2022 and 2021, respectively.
Note (8)—Goodwill and intangible assets:
Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired. The carrying amount of goodwill was $242,561 at both December 31, 2022 and 2021.
Goodwill is tested annually, or more often if circumstances warrant, for impairment. Impairment exists when a reporting unit's carrying value exceeds its fair value. During the years ended December 31, 2022 and 2021, the Company performed a qualitative assessment and determined it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. As such, no impairment was recorded as of December 31, 2022 or 2021.
Core deposit and other intangibles include core deposit intangibles, customer base trust intangible and manufactured housing servicing intangible. The composition of core deposit and other intangibles as of December 31, 2022 and 2021 is as follows:

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022
Core deposit intangible	$59,835	$(48,200)	$11,635
Customer base trust intangible	1,600	(867)	733
Manufactured housing servicing intangible	1,088	(1,088)	—
Total core deposit and other intangibles	$62,523	$(50,155)	$12,368

December 31, 2021
Core deposit intangible	$59,835	$(43,902)	$15,933
Customer base trust intangible	1,600	(707)	893
Manufactured housing servicing intangible	1,088	(961)	127
Total core deposit and other intangibles	$62,523	$(45,570)	$16,953
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

2023	$3,658
2024	2,946
2025	2,306
2026	1,563
2027	1,080
Thereafter	815
$12,368
Note (9)—Leases:
As of December 31, 2022, the Company was the lessee in 58 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year. Leases with initial terms of less than one year and equipment leases are not included on the consolidated balance sheets as these are insignificant.
Many leases include one or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
During the year ended December 31, 2020, the Company entered into an operating lease for a new corporate headquarters office located in downtown Nashville. During the year ended December 31, 2022, construction of the exterior of the building was completed and the Company took possession of the leased space and began the build-out of the interior space. On August 1, 2022, the Company recorded an ROU asset and operating lease liability of $16,095 and $20,037, respectively, in connection with the initial term of this lease.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of December 31, 2022 and 2021:

		December 31,
	Classification	2022	2021
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$60,043	$41,686
Finance leases	Premises and equipment, net	1,367	1,487
Total right-of-use assets		$61,410	$43,173
Lease liabilities:
Operating leases	Operating lease liabilities	$69,754	$46,367
Finance leases	Borrowings	1,420	1,518
Total lease liabilities		$71,174	$47,885
Weighted average remaining lease term (in years) - operating		12.1	12.4
Weighted average remaining lease term (in years) - finance		12.4	13.4
Weighted average discount rate - operating		3.08%	2.73%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Years Ended December 31,
	Classification	2022	2021	2020
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$8,441	$7,636	$6,228
Short-term lease cost	Occupancy and equipment	526	427	456
Variable lease cost	Occupancy and equipment	1,078	1,003	602
Lease impairment	(1)	364	—	2,142
Gain on lease modifications and terminations	Occupancy and equipment	(18)	(805)	—
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	28	25	11
Amortization of right-of-use asset	Occupancy and equipment	120	101	43
Sub-lease income	Occupancy and equipment	(993)	(573)	(346)
Total lease cost		$9,546	$7,814	$9,136
(1) Operating lease impairment is included in "Mortgage restructuring expense" and "Merger costs" within the Company's consolidated statements of income for the years ended December 31, 2022 and 2020, respectively.

During the year ended December 31, 2022, the Company recorded $364 of lease impairment related to vacating two locations associated with restructuring the Company's Mortgage segment and recorded gains of $18 related to early lease terminations and modifications on other vacated locations. During the year ended December 31, 2021, the Company recorded $805 in gains on lease modifications and terminations on certain vacated locations that were consolidated as a result of previous business combinations. During the year ended December 31, 2020, the Company recorded $2,142 of lease impairment related to vacating certain locations as a result of its business combination activity and location consolidation. See Note 2, "Mergers and Acquisitions" for additional information on the Company's business combination activity.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of December 31, 2022 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
December 31, 2023	$8,085	$118
December 31, 2024	8,210	120
December 31, 2025	7,909	121
December 31, 2026	7,724	123
December 31, 2027	7,340	125
Thereafter	46,503	977
Total undiscounted future minimum lease payments	85,771	1,584
Less: imputed interest	(16,017)	(164)
Lease liability	$69,754	$1,420
Note (10)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Carrying value at beginning of period	$115,512	$79,997	$75,521
Capitalization	20,809	39,018	47,025
Mortgage servicing rights acquired from Franklin, at fair value	—	—	5,111
Change in fair value:
Due to pay-offs/pay-downs	(16,012)	(30,583)	(27,834)
Due to change in valuation inputs or assumptions	48,056	27,080	(19,826)
Carrying value at end of period	$168,365	$115,512	$79,997
The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Servicing income:
Servicing income	$30,763	$28,890	$22,128
Change in fair value of mortgage servicing rights	32,044	(3,503)	(47,660)
Change in fair value of derivative hedging instruments	(42,143)	(8,614)	13,286
Servicing income	20,664	16,773	(12,246)
Servicing expenses	10,259	9,862	7,890
Net servicing income (loss)(1)	$10,405	$6,911	$(20,136)
(1) Excludes benefit of custodial servicing related noninterest-bearing deposits held by the Bank.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Unpaid principal balance	$11,086,582	$10,759,286
Weighted-average prepayment speed (CPR)	5.55%	9.31%
Estimated impact on fair value of a 10% increase	$(4,886)	$(4,905)
Estimated impact on fair value of a 20% increase	$(9,447)	$(9,429)
Discount rate	9.10%	9.81%
Estimated impact on fair value of a 100 bp increase	$(8,087)	$(4,785)
Estimated impact on fair value of a 200 bp increase	$(15,475)	$(9,198)
Weighted-average coupon interest rate	3.31%	3.23%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	332	330
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 17, "Derivatives" for additional information on these hedging instruments.
As of December 31, 2022 and 2021, mortgage escrow deposits totaled to $75,612 and $127,617, respectively.
Note (11)—Other assets and other liabilities:
Included in other assets are:

	As of December 31,
Other assets	2022	2021
Prepaid expenses	$9,280	$12,371
Software	108	578
Mortgage lending receivable	14,425	16,087
Derivatives (See Note 17)	48,769	27,384
Deferred tax asset (See Note 14)	42,412	—
FHLB lender risk account receivable (See Note 1)	19,737	17,130
Pledged collateral on derivative instruments	23,325	57,868
Equity securities without readily determinable market value	22,496	8,868
Current income tax receivable	7,373	26,698
Other assets	40,031	5,252
Total other assets	$227,956	$172,236

Included in other liabilities are:

	As of December 31,
Other liabilities	2022	2021
Deferred compensation	$2,424	$2,487
Accrued payroll	13,592	22,138
Mortgage buyback reserve (See Note 16)	1,621	4,802
Accrued interest payable	8,648	3,162
Derivatives (See Note 17)	63,229	21,000
Deferred tax liability (See Note 14)	—	6,820
FHLB lender risk account guaranty	9,558	8,372
Allowance for credit losses on unfunded commitments (See Note 16)	22,969	14,380
Other liabilities	58,932	26,788
Total other liabilities	$180,973	$109,949

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (12)—Deposits:
As of December 31, 2022 and 2021, the aggregate amount of time deposits with a minimum denomination greater than $250 was $556,537 and $303,289, respectively.
At December 31, 2022, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2023	$873,327
December 31, 2024	480,005
December 31, 2025	34,766
December 31, 2026	19,073
December 31, 2027	14,687
Thereafter	116
Total	$1,421,974
As of December 31, 2022 and 2021, the Company had $5,725 and $2,574, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Note (13)—Borrowings:
The Company has access to various sources of funds that allow for management of interest rate exposure and liquidity. The following table summarizes the Company's outstanding borrowings and weighted average interest rates as of December 31, 2022 and 2021:

	Outstanding Balance		Weighted Average Interest Rate
	December 31,		December 31,
	2022	2021	2022	2021
Securities sold under agreements to repurchase and federal funds purchased	$86,945	$40,716	3.78%	0.21%
FHLB advances	175,000	—	4.44%	—%
Subordinated debt, net	126,101	129,544	5.31%	4.24%
Other borrowings	27,631	1,518	0.09%	1.76%
Total	$415,677	$171,778
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. Securities sold under agreements to repurchase totaled $21,945 and $40,716 as of December 31, 2022 and 2021, respectively. The weighted average interest rate of the Company's securities sold under agreements to repurchase was 0.18% and 0.21% as of December 31, 2022 and 2021, respectively. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. As of December 31, 2022 and 2021, the aggregate total borrowing capacity under these lines amounted to $350,000 and $325,000, respectively. As of December 31, 2022, borrowings against these lines (i.e. federal funds purchased) totaled $65,000 with a weighted average rate of 5.00%. There were no such borrowings as of December 31, 2021.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Information concerning securities sold under agreement to repurchase and federal funds purchased is summarized as follows:

	December 31, 2022	December 31, 2021
Balance at year end	$86,945	$40,716
Average daily balance during the year	28,497	36,453
Average interest rate during the year	0.23%	0.27%
Maximum month-end balance during the year	$86,945	$41,730
Weighted average interest rate at year-end	3.78%	0.21%
Federal Home Loan Bank Advances
As a member of the FHLB Cincinnati, the Bank may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, the Company maintains a line of credit that as of December 31, 2022 and 2021 had total borrowing capacity of $1,270,240 and $1,233,254, respectively. As of December 31, 2022 and 2021, the Company had qualifying loans pledged as collateral securing these lines amounting to $2,673,464 and $2,717,967, respectively. Overnight cash advances against this line totaled $175,000 as of December 31, 2022. There were no FHLB advances outstanding as of December 31, 2021.
Information concerning FHLB advances as of or for the year ended December 31, 2022 is summarized within the table below. There were no FHLB advances outstanding during the year ended December 31, 2021.

December 31, 2022
Balance at year end	$175,000
Average daily balance during the year	171,142
Average interest rate during the year	3.26%
Maximum month-end balance during the year	$540,000
Weighted average interest rate at year-end	4.44%
Subordinated Debt
During the year-ended December 31, 2003, two separate trusts were formed by the Company, which issued $9,000 (“Trust I”) and $21,000 ("Trust II") of floating rate trust preferred securities as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. The Trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts.
Additionally, during the year ended December 31, 2020, the Company placed $100,000 of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. During the year ended December 31, 2022, the Company began mitigating interest rate exposure associated with these notes through the use of fair value hedging instruments. See Note 17, "Derivatives" for additional details related to these instruments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Further information related to the Company's subordinated debt as of December 31, 2022 is detailed below:

Name	Year Established	Maturity	Call Date	Total Debt Outstanding	Interest Rate	Coupon Structure
Subordinated Debt issued by Trust Preferred Securities
FBK Trust I (1)	2003	06/09/2033	6/09/2008(2)	$9,280	8.00%	3-month LIBOR plus 3.25%
FBK Trust II (1)	2003	06/26/2033	6/26/2008(3)	21,650	7.87%	3-month LIBOR plus 3.15%
Additional Subordinated Debt
FBK Subordinated Debt I(4)	2020	09/01/2030	9/1/2025 (5)	100,000	4.50%	Semi-annual Fixed (6)
Unamortized debt issuance costs				(999)
Fair Value Hedge (See Note 17, "Derivatives" )				(3,830)
Total Subordinated Debt, net				$126,101
(1)The Company classifies $30,000 of the Trusts' subordinated debt as Tier 1 capital.
(2)The Company may also redeem the first junior subordinated debenture listed, in whole or in part, on any distribution payment date within 120 days of the occurrence of a special event, at the redemption price and must be redeemed no later than 2033.
(3)The Company may also redeem the second junior subordinated debentures listed, in whole or in part on any distribution payment date, at the redemption price and must be redeemed no later than 2033.
(4)The Company classified the issuance, net of unamortized issuance costs and the associated fair value hedge as Tier 2 capital, which will be phased out 20% per year in the final five years before maturity.
(5)The Company may redeem the notes in whole or in part on any interest payment date on or after September 1, 2025.
(6)Beginning on September 1, 2025 the coupon structure migrates to the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points through the end of the term of the debenture.

Other Borrowings
As of December 31, 2022 and 2021, other borrowings included a finance lease liability amounting to $1,420 and $1,518, respectively. Additionally, as of December 31, 2022, the Company had $26,211 of government guaranteed GNMA loans that were greater than 90 days delinquent under their contractual terms that were eligible for optional repurchase and recorded in both loans HFS and other borrowings.
See Note 9, "Leases" and Note 18, "Fair Value of financial instruments" for additional information regarding the Company's finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
Note (14)—Income taxes:
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Years Ended December 31,
	2022	2021	2020
Current	$22,451	$21,980	$44,362
Deferred	12,552	30,770	(25,530)
Total	$35,003	$52,750	$18,832

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022		2021		2020
Federal taxes calculated at statutory rate	$33,510	21.0%	$51,041	21.0%	$17,317	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3,845	2.4%	8,788	3.5%	3,197	3.8%
(Benefit) expense from equity based compensation	(392)	(0.2)%	(2,719)	(1.1)%	153	0.2%
Municipal interest income, net of interest disallowance	(1,774)	(1.1)%	(1,818)	(0.8)%	(1,507)	(1.8)%
Bank-owned life insurance	(305)	(0.2)%	(324)	(0.1)%	(327)	(0.4)%
NOL Carryback provision under CARES Act	—	—%	(3,424)	(1.4)%	—	—%
Offering costs	—	—%	123	0.1%	289	0.4%
Section 162(m) limitation	241	0.1%	1,381	0.6%	—	—%
Other	(122)	(0.1)%	(298)	(0.1)%	(290)	(0.4)%
Income tax expense, as reported	$35,003	21.9%	$52,750	21.7%	$18,832	22.8%
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
The components of the net deferred tax assets (liabilities) at December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$38,646	$35,233
Operating lease liabilities	25,882	12,478
Net operating loss	1,088	1,370
Amortization of core deposit intangibles	653	—
Deferred compensation	5,245	5,484
Unrealized loss on debt securities	61,004	—
Unrealized loss on cash flow hedges	—	205
Other assets	6,691	8,301
Subtotal	139,209	63,071
Deferred tax liabilities:
FHLB stock dividends	$(484)	$(484)
Operating leases - right of use assets	(24,478)	(11,287)
Depreciation	(7,274)	(7,938)
Amortization of core deposit intangibles	—	(116)
Unrealized gain on equity securities	(2,287)	(2,407)
Unrealized gain on cash flow hedges	(327)	—
Unrealized gain on debt securities	—	(1,324)
Mortgage servicing rights	(43,869)	(30,098)
Goodwill	(15,869)	(13,743)
Other liabilities	(2,209)	(2,494)
Subtotal	(96,797)	(69,891)
Net deferred tax assets (liabilities)	$42,412	$(6,820)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company had a net operating loss carryforward generated as a result of a previous merger amounting to $5,179 and $6,523 as of December 31, 2022 and 2021, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward will begin to expire in 2029.
Note (15)—Dividend restrictions:
Due to regulations of the Tennessee Department of Financial Institutions, the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $161,251 and $170,769 was available for payment of dividends without such prior approval as of December 31, 2022 and 2021, respectively.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

During the years ended December 31, 2022, 2021, and 2020, there were $49,000, $122,500 and $48,750, respectively, in cash dividends declared from the Bank to the Company. Additionally, during the year ended December 31, 2020, the Bank declared a noncash dividend to the Company comprising investment securities amounting to $956. There were no such noncash dividends from the Bank to the Company during the years ended December 31, 2022 or 2021.
Note (16)—Commitments and contingencies:
Commitments to extend credit & letters of credit
Some financial instruments, such as loan commitments, credit lines and letters of credit, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
The same credit and underwriting policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Many commitments expire without being used and are only recorded in the consolidated financial statements when drawn upon. The Company's maximum off-balance sheet exposure to credit loss is represented by the contractual amount of these instruments.

	December 31,
	2022	2021
Commitments to extend credit, excluding interest rate lock commitments	$3,563,982	$3,106,594
Letters of credit	71,250	77,427
Balance at end of period	$3,635,232	$3,184,021
As of December 31, 2022 and 2021, loan commitments included above with floating interest rates totaled $2.96 billion and $2.26 billion, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$14,380	$16,378	$—
Impact of CECL adoption on provision for credit losses on unfunded commitments	—	—	2,947
Increase in provision for credit losses from unfunded commitments acquired in business combination	—	—	10,499
Provision for credit losses on unfunded commitments	8,589	(1,998)	2,932
Balance at end of period	$22,969	$14,380	$16,378
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $7,834, $7,364, and $9,171 for the years ended December 31, 2022, 2021, and 2020, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$4,802	$5,928	$3,529
Provision for loan repurchases or indemnifications	(2,989)	(766)	2,607
Losses on loans repurchased or indemnified	(192)	(360)	(208)
Balance at end of period	$1,621	$4,802	$5,928
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
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
The Company also enters into forward commitments, futures and options contracts as economic hedges to offset the changes in fair value of mortgage servicing rights. Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” on the consolidated statements of income.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	December 31, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$560,310	$45,775	$45,762
Forward commitments	207,000	306	—
Interest rate-lock commitments	118,313	1,433	—
Futures contracts	87,700	—	3,790
Total	$973,323	$47,514	$49,552

	December 31, 2021
	Notional Amount	Asset	Liability
Interest rate contracts	$600,048	$19,265	$19,138
Forward commitments	1,180,000	—	1,077
Interest rate-lock commitments	487,396	7,197	—
Futures contracts	429,000	922	—
Total	$2,696,444	$27,384	$20,215
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Years Ended December 31,
	2022	2021	2020
Included in mortgage banking income:
Interest rate lock commitments	$(5,764)	$(27,194)	$27,339
Forward commitments	55,804	25,661	(73,033)
Futures contracts	(36,381)	(7,949)	8,151
Option contracts	36	—	—
Total	$13,695	$(9,482)	$(37,543)
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
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		December 31, 2022		December 31, 2021
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$1,255	Other assets	$(785)	Accrued expenses and other liabilities
The Company's consolidated statements of income included losses of $93, $577, and $353 for the years ended December 31, 2022, 2021, and 2020, respectively, in interest expense on borrowings related to these cash flow hedges. Additionally, during the year ended December 31, 2020, the Company reclassified an unamortized gain related to the previous cancellation of interest rate swap contracts amounting to $955, net of tax expense of $337, from accumulated other comprehensive income into earnings upon maturity of the underlying FHLB advances. There were no reclassifications from accumulated other comprehensive loss into earnings during the years ended December 31, 2022 or 2021.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive loss (income), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Amount of gain (loss) recognized in other comprehensive (loss) income, net of tax expense (benefit) of $532, $293 and $(363)	$1,508	$831	$(1,031)
Derivatives designated as fair value hedges
During the year ended December 31, 2022, the Company entered into three designated fair value hedges to mitigate the effect of changing rates on the fair value of various fixed rate liabilities, including certain money market deposits and subordinated debt. The hedging strategy converts the fixed interest rates of the hedged items to the daily compounded SOFR in arrears paid monthly. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. As of December 31, 2022, the fair value hedges were deemed effective.

	December 31, 2022
	Notional Amount	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- subordinated debt	$100,000	1.17	1.46%	SOFR	$(3,830)
Interest rate swap agreement- fixed rate money market deposits	75,000	1.64	1.50%	SOFR	(3,693)
Interest rate swap agreement- fixed rate money market deposits	125,000	1.64	1.50%	SOFR	(6,154)
Total	$300,000	1.48	1.48%		$(13,677)
The following discloses the amount of expense included in interest expense on borrowings and deposits, related to these fair value hedging instruments:

Year Ended December 31,
2022
Designated fair value hedge:
Interest expense on deposits	$(717)
Interest expense on borrowings	(395)
Total	$(1,112)
The following amounts were recorded on the balance sheet related to cumulative adjustments of fair value hedges as of December 31, 2022:

Line item on the balance sheet	Carrying Amount of the Hedged Item		Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Borrowings	$95,171	(1)	$(3,830)
Money market and savings deposits	196,520	(2)	(9,847)
(1) The carrying value also includes unamortized subordinated debt issuance costs of $999.
(2) The carrying value also includes an unaccreted purchase accounting fair value premium of $6,367.

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross amounts recognized	$44,273	$4,990	$20,251	$15,733
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	44,273	4,990	20,251	15,733

Gross amounts not offset in the consolidated balance sheets
Less: financial instruments	14,229	4,297	14,229	4,297
Less: financial collateral pledged	—	—	6,022	11,436
Net amounts	$30,044	$693	$—	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. As of December 31, 2022 and 2021, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $23,325 and $57,868, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in "Other assets" on the consolidated balance sheets.
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

Loans held for sale
Loans held for sale are carried at fair value. Fair value is determined using current secondary market prices for loans with similar characteristics for the mortgage portfolio, that is, using Level 2 inputs. The fair value of commercial loans held for sale is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. As such, these are considered Level 3. The guaranteed GNMA optional repurchase loans are excluded from the fair value option.

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

		Fair Value
December 31, 2022	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,027,052	$1,027,052	$—	$—	$1,027,052
Investment securities	1,474,176	—	1,474,176	—	1,474,176
Net loans held for investment	9,164,020	—	—	9,048,943	9,048,943
Loans held for sale, at fair value	113,240	—	82,750	30,490	113,240
Interest receivable	45,684	126	6,961	38,597	45,684
Mortgage servicing rights	168,365	—	—	168,365	168,365
Derivatives	48,769	—	48,769	—	48,769
Financial liabilities:
Deposits:
Without stated maturities	$9,433,860	$9,433,860	$—	$—	$9,433,860
With stated maturities	1,421,974	—	1,422,544	—	1,422,544
Securities sold under agreement to repurchase and federal funds purchased	86,945	86,945	—	—	86,945
Federal Home Loan Bank advances	175,000	—	175,000	—	175,000
Subordinated debt, net	126,101	—	—	118,817	118,817
Interest payable	8,648	2,571	4,559	1,518	8,648
Derivatives	63,229	—	63,229	—	63,229

	Fair Value
December 31, 2021	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,797,740	$1,797,740	$—	$—	$1,797,740
Investment securities	1,681,892	—	1,681,892	—	1,681,892
Net loans held for investment	7,479,103	—	—	7,566,717	7,566,717
Loans held for sale, at fair value	752,223	—	672,924	79,299	752,223
Interest receivable	38,528	36	6,461	32,031	38,528
Mortgage servicing rights	115,512	—	—	115,512	115,512
Derivatives	27,384	—	27,384	—	27,384
Financial liabilities:
Deposits:
Without stated maturities	$9,705,816	$9,705,816	$—	$—	$9,705,816
With stated maturities	1,131,081	—	1,137,647	—	1,137,647
Securities sold under agreement to repurchase and federal funds purchased	40,716	40,716	—	—	40,716
Subordinated debt, net	129,544	—	—	133,021	133,021
Interest payable	3,162	140	1,510	1,512	3,162
Derivatives	21,000	—	21,000	—	21,000

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2022 are presented in the following table:

At December 31, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$40,062	$—	$40,062
Mortgage-backed securities - residential	—	1,034,193	—	1,034,193
Mortgage-backed securities - commercial	—	17,644	—	17,644
Municipal securities	—	264,420	—	264,420
U.S. Treasury securities	—	107,680	—	107,680
Corporate securities	—	7,187	—	7,187
Equity securities, at fair value	—	2,990	—	2,990
Total securities	$—	$1,474,176	$—	$1,474,176
Loans held for sale, at fair value	$—	$56,539	$30,490	$87,029
Mortgage servicing rights	—	—	168,365	168,365
Derivatives	—	48,769	—	48,769
Financial Liabilities:
Derivatives	—	63,229	—	63,229
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2022 are presented in the following table:

At December 31, 2022	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,497	$2,497
Collateral dependent net loans held for investment:
Residential real estate:
1-4 family mortgage	$—	$—	$366	$366
Commercial real estate:
Non-owner occupied	—	—	2,494	2,494
Total collateral dependent loans	$—	$—	$2,860	$2,860

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2021 are presented in the following table:

At December 31, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$33,870	$—	$33,870
Mortgage-backed securities - residential	—	1,269,372	—	1,269,372
Mortgage-backed securities - commercial	—	15,250	—	15,250
Municipal securities	—	338,610	—	338,610
U.S. Treasury securities	—	14,908	—	14,908
Corporate securities	—	6,515	—	6,515
Equity securities, at fair value	—	3,367	—	3,367
Total securities	$—	$1,681,892	$—	$1,681,892
Loans held for sale, at fair value	$—	$672,924	$79,299	$752,223
Mortgage servicing rights	—	—	115,512	115,512
Derivatives	—	27,384	—	27,384
Financial Liabilities:
Derivatives	—	21,000	—	21,000
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2021 are presented in the following table:

At December 31, 2021	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$6,308	$6,308
Collateral dependent net loans held for investment:
Construction	$—	$—	$606	$606
Residential real estate:
Residential line of credit	—	—	592	592
Commercial real estate:
Owner occupied	—	—	729	729
Non-owner occupied	—	—	3,526	3,526
Consumer and other	—	—	24	24
Total collateral dependent loans	$—	$—	$5,477	$5,477
The following tables present information as of December 31, 2022 and 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of December 31, 2022
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent net loans held for investment	$2,860	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$2,497	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2021
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans held for investment	$5,477	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$6,308	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of December 31, 2022 and 2021, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $3,054 and $5,781, respectively.
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
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	December 31,
	2022	2021
Loans held for sale under a fair value option:
Commercial loans held for sale	$30,490	$79,299
Mortgage loans held for sale	82,750	672,924
Total loans held for sale, at fair value	113,240	752,223
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	26,211	—
Total loans held for sale	$139,451	$752,223
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
Net losses of $13,677 and $16,976 and a net gain of $24,233 resulting from fair value changes of mortgage loans were recorded in income during the years ended December 31, 2022, 2021, and 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The net change in fair value of these loans HFS and derivatives resulted in net losses of $17,633 and $33,284 and a net gain of $31,192 for the years ended December 31, 2022, 2021, and 2020, respectively. The change in fair value of both loans held for sale and the related derivative instruments are recorded in Mortgage Banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

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
During the year ended December 31, 2022, the Company identified a more-than-trivial benefit associated with serviced GNMA loans previously sold that are contractually delinquent greater than 90 days and began recording this guaranteed repurchase option on the balance sheet on a prospective basis without impact to prior periods. See Note 1, "Basis of presentation" within this Report for additional information. Rebooked GNMA optional repurchase loans do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. As such, these loans are excluded from the below disclosures. As of December 31, 2021, there were $91,924 of delinquent GNMA loans previously sold that the Company did not record on its consolidated balance sheets as the Company determined there not to be a more-than-trivial benefit based on an analysis of interest rates and an assessment of potential reputational risk associated with these loans.
Commercial loans held for sale
The Company also has a portfolio of shared national credits and institutional healthcare loans that were acquired during 2020 in the merger with Franklin. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the allowance for credit losses. The following tables sets forth the changes in fair value associated with this portfolio for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31, 2022
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Pay-downs and pay-offs	(43,676)	—	(43,676)
Write-offs to discount	(8,729)	8,729	—
Changes in valuation included in other noninterest income	—	(5,133)	(5,133)
Carrying value at end of period	$34,357	$(3,867)	$30,490

	Year Ended December 31, 2021
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Pay-downs and pay-offs	(141,002)	—	(141,002)
Write-offs to discount	(8,563)	8,563	—
Changes in valuation included in other noninterest income	(2,736)	7,634	4,898
Carrying value at end of period	$86,762	$(7,463)	$79,299
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of December 31, 2022 and 2021:

December 31, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$82,750	$81,520	$1,230
Commercial loans held for sale measured at fair value	21,201	22,126	(925)
Nonaccrual commercial loans held for sale	9,289	12,231	(2,942)

December 31, 2021	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$672,924	$658,017	$14,907
Commercial loans held for sale measured at fair value	74,082	76,863	(2,781)
Nonaccrual commercial loans held for sale	5,217	9,899	(4,682)
Note (19)—Parent company financial statements:
The following information presents the condensed balance sheets, statements of income, and cash flows of FB Financial Corporation as of December 31, 2022 and 2021 and for each of the years in the three-year period ended December 31, 2022.

	As of December 31,
Balance sheets	2022	2021
Assets
Cash and cash equivalents(1)	$3,052	$21,515
Investment in subsidiaries(1)	1,337,657	1,427,784
Other assets	16,654	14,487
Goodwill	29	29
Total assets	$1,357,392	$1,463,815
Liabilities and shareholders' equity
Liabilities
Borrowings	$30,930	$30,930
Accrued expenses and other liabilities	1,037	283
Total liabilities	31,967	31,213
Shareholders' equity
Common stock	46,738	47,549
Additional paid-in capital	861,588	892,529
Retained earnings	586,532	486,666
Accumulated other comprehensive income	(169,433)	5,858
Total shareholders' equity	1,325,425	1,432,602
Total liabilities and shareholders' equity	$1,357,392	$1,463,815
(1) Eliminates in Consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Years Ended December 31,
Statements of income	2022	2021	2020
Income
Dividend income from bank subsidiary(1)	$49,000	$122,500	$49,706
Dividend income from nonbank subsidiary(1)	—	2,525	—
Gain on investments	—	249	217
Other income	89	15	1,732
Total income	49,089	125,289	51,655
Expenses
Interest expense	1,587	2,455	3,122
Salaries, legal and professional fees	1,590	1,445	1,458
Other noninterest expense	771	1,812	283
Total expenses	3,948	5,712	4,863
Income before income tax benefit and equity in undistributed earnings of subsidiaries	45,141	119,577	46,792
Federal and state income tax benefit	(1,002)	(2,992)	(1,155)
Income before equity in undistributed earnings of subsidiaries	46,143	122,569	47,947
Equity in undistributed earnings from bank subsidiary(1)	76,232	68,351	15,168
Equity in undistributed earnings from nonbank subsidiary(1)	2,180	(635)	506
Net income	$124,555	$190,285	$63,621
(1) Eliminates in Consolidation

	Years Ended December 31,
Statements of cash flows	2022	2021	2020
Operating Activities
Net income	$124,555	$190,285	$63,621
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(76,232)	(68,351)	(15,168)
Equity in undistributed income of nonbank subsidiary	(2,180)	635	(506)
Gain on investments	—	(249)	(217)
Stock-based compensation expense	9,857	10,282	10,214
Increase in other assets	(802)	(3,916)	(9,717)
Decrease in other liabilities	(7,381)	(678)	(11,853)
Net cash provided by operating activities	47,817	128,008	36,374
Investing Activities
Net cash paid in business combinations (See Note 2)	—	—	(35,505)
Proceeds from sale of equity securities	—	1,422	—
Net cash provided by (used in) investing activities	—	1,422	(35,505)
Financing Activities
Payments on subordinated debt	—	(60,000)	—
Accretion of subordinated debt fair value premium	—	(369)	(436)
Payments on other borrowings	—	(15,000)	—
Proceeds from other borrowings	—	—	15,000
Share based compensation withholding payments	(2,842)	(10,158)	(1,510)
Net proceeds from sale of common stock under employee stock purchase program	1,212	1,480	978
Repurchase of common stock	(39,979)	(7,595)	—
Dividends paid on common stock	(24,503)	(20,866)	(14,177)
Dividend equivalent payments made upon vesting of equity compensation	(168)	(717)	(87)
Net cash used in financing activities	(66,280)	(113,225)	(232)
Net (decrease) increase in cash and cash equivalents	(18,463)	16,205	637
Cash and cash equivalents at beginning of year	21,515	5,310	4,673
Cash and cash equivalents at end of year	$3,052	$21,515	$5,310
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units	$222	$400	$238
Noncash dividend from bank subsidiary	—	—	956
Noncash security distribution to bank subsidiary	—	2,646	—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (20)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through the Mortgage segment, which activities also include the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies. The Company’s mortgage division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking.
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
During the year ended December 31, 2022, the Company exited the direct-to-consumer internet delivery channel, which is one of two delivery channels in the Mortgage segment. As a result of exiting this channel, the Company incurred $12,458 of restructuring expenses during the year ended December 31, 2022. The repositioning of the Mortgage segment does not qualify to be reported as discontinued operations. The Company plans to continue originating and selling residential mortgage loans within its Mortgage segment through its traditional mortgage retail channel, retain mortgage servicing rights and continue holding residential mortgage loans in the loan HFI portfolio.
Interest rate lock commitment volume and sales volume by delivery channel included in the Mortgage segment is as follows for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$663,848	$3,745,430	$5,539,862
Retail	2,036,658	3,414,638	3,399,174
Total	$2,700,506	$7,160,068	$8,939,036
Interest rate lock commitment volume % by delivery channel:
Direct-to-consumer	24.6%	52.3%	62.0%
Retail	75.4%	47.7%	38.0%
Mortgage sales by delivery channel:
Direct-to-consumer	$1,031,810	$3,328,216	$3,751,813
Retail	1,958,849	2,873,861	2,483,336
Total	$2,990,659	$6,202,077	$6,235,149
Mortgage sales % by delivery channel:
Direct-to-consumer	34.5%	53.7%	60.2%
Retail	65.5%	46.3%	39.8%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide segment financial information for the periods indicated:

Year Ended December 31, 2022	Banking(4)	Mortgage	Consolidated
Net interest income	$412,237	$(2)	$412,235
Provisions for credit losses(1)	18,982	—	18,982
Mortgage banking income(2)	—	83,679	83,679
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(10,099)	(10,099)
Other noninterest income	41,320	(233)	41,087
Depreciation and amortization	7,035	982	8,017
Amortization of intangibles	4,585	—	4,585
Other noninterest expense(3)	240,096	95,648	335,744
Income (loss) before income taxes	$182,859	$(23,285)	$159,574
Income tax expense			35,003
Net income applicable to FB Financial Corporation and noncontrolling interest			124,571
Net income applicable to noncontrolling interest(4)			16
Net income applicable to FB Financial Corporation			$124,555
Total assets	$12,228,451	$619,305	$12,847,756
Goodwill	242,561	—	242,561
(1) Includes $8,589 in provision for credit losses on unfunded commitments.
(2) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3) Includes $12,458 in Mortgage restructuring expenses in the Mortgage segment related to the exit from the direct-to-consumer delivery channel.
(4) Banking segment includes noncontrolling interest.

Year Ended December 31, 2021	Banking(3)	Mortgage	Consolidated
Net interest income	$347,342	$28	$347,370
Provisions for credit losses(1)	(40,993)	—	(40,993)
Mortgage banking income(2)	—	179,682	179,682
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(12,117)	(12,117)
Other noninterest income	61,073	(383)	60,690
Depreciation and amortization	7,054	1,362	8,416
Amortization of intangibles	5,473	—	5,473
Other noninterest expense	220,283	139,395	359,678
Income before income taxes	$216,598	$26,453	$243,051
Income tax expense			52,750
Net income applicable to FB Financial Corporation and noncontrolling interest			190,301
Net income applicable to noncontrolling interest(3)			16
Net income applicable to FB Financial Corporation			$190,285
Total assets	$11,540,560	$1,057,126	$12,597,686
Goodwill	242,561	—	242,561
(1)Includes $(1,998) in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2020	Banking(1)(5)	Mortgage(1)	Consolidated
Net interest income	$265,581	$77	$265,658
Provisions for credit losses(2)	107,967	—	107,967
Mortgage banking income(3)	—	289,702	289,702
Change in fair value of mortgage servicing rights, net of hedging(3)	—	(34,374)	(34,374)
Other noninterest income	46,527	—	46,527
Depreciation and amortization	6,425	1,111	7,536
Amortization of intangibles	5,323	—	5,323
Other noninterest expense(4)	212,890	151,336	364,226
(Loss) income before income taxes	$(20,497)	$102,958	$82,461
Income tax expense			18,832
Net income applicable to FB Financial Corporation and noncontrolling interest			63,629
Net income applicable to noncontrolling interest(5)			8
Net income applicable to FB Financial Corporation			$63,621
Total assets	$10,254,324	$953,006	$11,207,330
Goodwill	242,561	—	242,561
(1)As previously reported on Form 10-K filed with the SEC on February 25, 2022, results have been revised from originally reported to reflect a $26,416 reclassification of mortgage retail footprint total net contribution from the Banking segment to the Mortgage segment.
(2)Includes $13,361 in provision for credit losses on unfunded commitments.
(3)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(4)Includes $33,824 of merger costs in the Banking segment related to the Farmers National acquisition and the Franklin merger and $1,055 of merger costs in the Mortgage segment related to the Franklin merger.
(5)Banking segment includes noncontrolling interest.
The Banking segment provides the Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit is recorded as interest income to the Company's Banking segment and as interest expense to the Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit was $18,906, $23,910, and $14,810 for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the decision was made to opt out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2022 and 2021, the Bank and Company met all capital adequacy requirements to which they are subject.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Actual and required capital amounts and ratios are included below as of the dates indicated.

As of December 31, 2022	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,528,344	13.1%	$1,225,161	10.5%	N/A	N/A
FirstBank	1,506,543	12.9%	1,222,922	10.5%	$1,164,688	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,315,386	11.3%	$991,797	8.5%	N/A	N/A
FirstBank	1,293,585	11.1%	989,985	8.5%	$931,750	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,315,386	10.5%	$499,648	4.0%	N/A	N/A
FirstBank	1,293,585	10.4%	499,194	4.0%	$623,992	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,285,386	11.0%	$816,774	7.0%	N/A	N/A
FirstBank	1,293,585	11.1%	815,281	7.0%	$757,047	6.5%

As of December 31, 2021	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,434,581	14.5%	$1,039,984	10.5%	N/A	N/A
FirstBank	1,396,407	14.1%	1,038,760	10.5%	$989,295	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,251,874	12.6%	$841,892	8.5%	N/A	N/A
FirstBank	1,213,700	12.3%	840,901	8.5%	$791,436	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,251,874	10.5%	$474,831	4.0%	N/A	N/A
FirstBank	1,213,700	10.2%	474,044	4.0%	$592,555	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,221,874	12.3%	$693,322	7.0%	N/A	N/A
FirstBank	1,213,700	12.3%	692,507	7.0%	$643,042	6.5%
Note (22)—Employee benefit plans:
(A)—401(k) plan:
The Bank has a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan. Employees may contribute the maximum amount of their eligible compensation subject to certain limits based on the federal tax laws. The Bank has an employer match of 50% of participant contributions not to exceed 6% of an employee’s total compensation and the vesting term of profit sharing contributions is a three-year ratable period. For the years ended December 31, 2022, 2021 and 2020, the matching portions provided by the Bank to this Plan were $3,686, $3,923 and $3,198 respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(B)—Acquired supplemental retirement plans:
The Company has nonqualified supplemental retirement plans for certain former employees that were assumed through previous acquisitions. As of December 31, 2022 and 2021, other liabilities on the consolidated balance sheets included post-retirement benefits payable of $2,424 and $2,487, respectively, related to these plans. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expense of $119, $94 and $29, respectively, related to these plans and payments to the participants were $181, $172 and $131 in 2022, 2021 and 2020, respectively. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2022 and 2021, cash surrender value of bank-owned life insurance was $75,329 and $73,519, respectively. Income related to these policies (net of related insurance premium expense) amounted to $1,452, $1,542 and $1,556 in 2022, 2021 and 2020, respectively.
Note (23)—Stock-Based Compensation:
Restricted Stock Units
The Company grants RSUs under compensation arrangements for the benefit of employees, executive officers, and directors. RSU grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes changes in restricted stock units for the year ended December 31, 2022.

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	492,320	$36.06
Granted	145,000	43.67
Vested	(221,074)	36.27
Forfeited	(51,091)	34.99
Balance at end of period (unvested)	365,155	$39.02
The total fair value of restricted stock units vested and released was $8,018, $16,340, and $5,619 for the years ended December 31, 2022, 2021, and 2020, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $7,372, $8,907, and $9,213 for the years ended December 31, 2022, 2021, and 2020, respectively. This included amounts paid related to director grants and compensation elected to be settled in stock amounting to $663, $635, and $898 during the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, there was $8,891 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.3 years. Additionally, as of December 31, 2022, there were 1,723,860 shares available for issuance under the Company's stock compensation plans. As of December 31, 2022 and 2021, there were $292 and $274, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Performance Based Restricted Stock Units
The Company awards performance-based restricted stock units to executives and other officers and employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The Company's performance relative to the peer group will be measured based on calculated non-GAAP adjusted return on average tangible common equity, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for PSUs is estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards
The following table summarizes information about the changes in PSUs as of and for the year ended December 31, 2022.

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	115,750	$40.13
Granted	69,291	44.44
Vested	—	—
Forfeited or expired	(23,374)	42.65
Balance at end of period (unvested)	161,667	$41.73

The following table summarizes data related to the Company's outstanding PSUs as of December 31, 2022:

Grant Year	Grant Price	Vest Year	PSUs Outstanding
2020 (1)	$36.21	2023	44,319
2021 (1)	$43.20	2024	56,406
2022 (2)	$44.44	2025	60,942
(1)Vesting factor will be either at 0%, 25%, 100%, or 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.
(2)Vesting factor will be interpolated between 0% and 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.

The Company recorded compensation cost of $2,485, $1,375, and $1,001 for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $8,638, and the weighted average remaining performance period over which the cost could be recognized was 1.84 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were 26,950, 37,310, and 30,179 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $1,087, $1,190, and $919 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there were 2,314,746 shares available for issuance under the ESPP.

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
An analysis of loans to executive officers, certain management, and directors of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2022	$29,010
New loans and advances	67,024
Change in related party status	(9,939)
Repayments	(3,536)
Loans outstanding at December 31, 2022	$82,559
Unfunded commitments to certain executive officers, certain management and directors and their related interests totaled $31,564 and $10,994 at December 31, 2022 and 2021, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $347,660 and $312,956 as of December 31, 2022 and 2021, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $396, $497, and $510 for the years ended December 31, 2022, 2021, and 2020.
(D) Aviation lease and time sharing agreement:
During the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also maintains a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. During the years ended December 31, 2022 and 2021, the Company recognized income amounting to $52 and $21, respectively, under this agreement. Additionally, the Company is a participant to an aviation time sharing agreement for an aircraft owned by an entity that is owned by one of the Company's directors and one of the Company's former directors. During the years ended December 31, 2021 and 2020, the Company made payments of $32 and $161 under this agreement, respectively. No such payments were made during the year ended December 31, 2022.
(E) Registration rights agreement:
The Company is party to a registration rights agreement with its former majority shareholder entered into in connection with the 2016 IPO, under which the Company is responsible for payment of expenses (other than underwriting discounts and commissions) relating to sales to the public by the shareholder of shares of the Company’s common stock beneficially owned by him. Such expenses include registration fees, legal and accounting fees, and printing costs payable by the Company and expensed when incurred. During the year ended December 31, 2021, the Company paid $605 under this agreement related to the secondary offering completed during the second quarter of 2021. There were no such expenses during the years ended December 31, 2022 or 2020.
(F) Equity investment in preferred stock:
During the year ended December 31, 2022, the Company invested in preferred stock of a privately held entity of which an executive officer of the Company is on the Board of directors of the investee. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $10,000 as of December 31, 2022 and is being accounted for as an equity security without readily determinable market value. No gains or losses have been recognized to date associated with this investment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2022 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Annual Reports on Internal Control over Financial Reporting
The report of the Company’s management on the Company’s internal control over financial reporting is included under subheading "Report on Management’s Assessment of Internal Control over Financial Reporting" within Item 8, “Financial Statements and Supplementary Data". The report of the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting is included under subheading "Report of Independent Registered Public Accounting Firm" within Item 8, “Financial Statements and Supplementary Data,” within this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2023 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2022.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2023 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2023 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2022.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2023 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2023 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2022.

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

•Consolidated balance sheets as of December 31, 2022 and 2021
•Consolidated statements of income for the years ended December 31, 2022, 2021, and 2020
•Consolidated statements of comprehensive income for the years ended December 31, 2022, 2021, and 2020
•Consolidated statements of changes in shareholders' equity for the years ended December 31, 2022, 2021, and 2020
•Consolidated statements of cash flows for the years ended December 31, 2022, 2021, and 2020
•Notes to Consolidated Financial Statements
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

10.4	Form of Performance-Based Restricted Stock Unit Award Certificate (2022) pursuant to the FB Financial Corporation 2016 Incentive Plan*+
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
10.9
First Amendment to Shareholder's Agreement, dated as of January 21, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on January 24, 2020)

10.10
Second Amendment to Shareholder's Agreement, dated as of October 29, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on November 4, 2020)

10.11
Franklin Financial Network, Inc. Amended and Restated 2017 Omnibus Equity Incentive (incorporated by reference to Exhibit 10.1 to Franklin Financial Network, Inc.’s Current Report on Form 8-K (File No. 001-36895) filed on April 13, 2018) †

10.12
Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and Michael M. Mettee (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2020 (File No. 001-37875) filed on March 12, 2021) †

10.13
Employment Agreement, dated April 28, 2021, among FB Financial Corporation, FirstBank, and Wilburn J. Evans (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-k for the quarter ended December 31, 2021 (File No. 001-37875) filed on February 25, 2022)†

10.14	Employment Agreement, dated November 29, 2021, among FB Financial Corporation, FirstBank, and Aimee T. Hamilton *†
10.15
Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and Travis K. Edmondson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-37875) filed on May 10, 2022) †

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

FB Financial Corporation

/s/ Christopher T. Holmes
February 28, 2023	Christopher T. Holmes President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer	February 28, 2023
(Principal Executive Officer)

/s/ Michael M. Mettee
Michael M. Mettee	Chief Financial Officer	February 28, 2023
(Principal Financial Officer)

/s/ Keith Rainwater
Keith Rainwater	Chief Accounting Officer	February 28, 2023
(Principal Accounting Officer)

/s/ Jimmy E. Allen
Jimmy Allen	Director	February 28, 2023

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	February 28, 2023

/s/ William F. Carpenter III
William F. Carpenter III	Chairman of the Board	February 28, 2023

/s/ Agenia W. Clark
Agenia W. Clark	Director	February 28, 2023

/s/ James W. Cross IV
James W. Cross IV	Director	February 28, 2023

/s/ James L. Exum
James L. Exum	Director	February 28, 2023

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	February 28, 2023

/s/ Raja J. Jubran
Raja J. Jubran	Director	February 28, 2023

/s/ C. Wright Pinson
C. Wright Pinson	Director	February 28, 2023

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	February 28, 2023

/s/ Melody J. Sullivan
Melody J. Sullivan	Director	February 28, 2023