Form 10-Q
period 2023-03-31
FB Financial Corp
filed 2023-05-08
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of April 28, 2023 was 46,781,020.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements (unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLMC	Federal Home Loan Mortgage Corporation
ALCO	Asset Liability Management Committee	FNMA	Federal National Mortgage Association
ASC	Accounting Standard Codification	GAAP	U.S. generally accepted accounting principles
ASU	Accounting Standard Update	GNMA	Government National Mortgage Association
CD	Certificate of Deposit	IRLC	Interest rate lock commitment
CECL	Current expected credit losses	LIBOR	London Interbank Offered Rate
CEO	Chief Executive Officer	MSR	Mortgage servicing rights
CET1	Common Equity Tier 1	NIM	Net interest margin
COVID-19	Coronavirus pandemic	OREO	Other real estate owned
CPR	Conditional prepayment rate	PSU	Performance-based restricted stock units
EPS	Earnings per share	Report	Form 10-Q for the quarterly period ended March 31, 2023
ESPP	Employee Stock Purchase Plan	RSU	Restricted stock units
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured overnight financing rate
FDIC	Federal Deposit Insurance Corporation	TDFI	Tennessee Department of Financial Institutions
Federal Reserve	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	March 31,	December 31,
	2023 (Unaudited)	2022
ASSETS
Cash and due from banks	$133,874	$259,872
Federal funds sold and reverse repurchase agreements	63,994	210,536
Interest-bearing deposits in financial institutions	1,122,083	556,644
Cash and cash equivalents	1,319,951	1,027,052
Investments:
Available-for-sale debt securities, at fair value	1,471,005	1,471,186
Equity securities, at fair value	3,059	2,990
Federal Home Loan Bank stock, at cost	43,369	58,641
Loans held for sale (includes $61,987 and $113,240 at fair value, respectively)	82,515	139,451
Loans held for investment	9,365,996	9,298,212
Less: allowance for credit losses	138,809	134,192
Net loans held for investment	9,227,187	9,164,020
Premises and equipment, net	153,397	146,316
Other real estate owned, net	4,085	5,794
Operating lease right-of-use assets	57,054	60,043
Interest receivable	44,737	45,684
Mortgage servicing rights, at fair value	164,879	168,365
Goodwill	242,561	242,561
Core deposit and other intangibles, net	11,378	12,368
Bank-owned life insurance	74,963	75,329
Other assets	201,007	227,956
Total assets	$13,101,147	$12,847,756
LIABILITIES
Deposits
Noninterest-bearing	$2,489,149	$2,676,631
Interest-bearing checking	3,292,883	3,059,984
Money market and savings	3,904,013	3,697,245
Customer time deposits	1,496,024	1,420,131
Brokered and internet time deposits	846	1,843
Total deposits	11,182,915	10,855,834
Borrowings	312,131	415,677
Operating lease liabilities	67,345	69,754
Accrued expenses and other liabilities	168,967	180,973
Total liabilities	11,731,358	11,522,238
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,762,626 and 46,737,912 shares issued and outstanding, respectively	46,763	46,738
Additional paid-in capital	856,628	861,588
Retained earnings	615,871	586,532
Accumulated other comprehensive loss, net	(149,566)	(169,433)
Total FB Financial Corporation common shareholders' equity	1,369,696	1,325,425
Noncontrolling interest	93	93
Total equity	1,369,789	1,325,518
Total liabilities and shareholders' equity	$13,101,147	$12,847,756
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands, except per share amounts)

5

	Three Months Ended March 31,
	2023	2022
Interest income:
Interest and fees on loans	$140,356	$86,864
Interest on securities
Taxable	6,570	5,420
Tax-exempt	1,804	1,866
Other	10,750	977
Total interest income	159,480	95,127

Interest expense:
Deposits	52,863	5,462
Borrowings	2,957	1,483
Total interest expense	55,820	6,945
Net interest income	103,660	88,182
Provision for credit losses	4,997	(6,129)
Provision for credit losses on unfunded commitments	(4,506)	1,882
Net interest income after provisions for credit losses	103,169	92,429

Noninterest income:
Mortgage banking income	12,086	29,531
Service charges on deposit accounts	3,053	2,914
ATM and interchange fees	2,396	5,087
Investment services and trust income	2,378	2,132
Gain (loss) from securities, net	69	(152)
Loss on sales or write-downs of other real estate owned and other assets	(183)	(434)
Other income	3,550	2,314
Total noninterest income	23,349	41,392

Noninterest expenses:
Salaries, commissions and employee benefits	48,788	59,443
Occupancy and equipment expense	5,909	5,403
Legal and professional fees	3,108	2,607
Data processing	2,113	2,481
Amortization of core deposit and other intangibles	990	1,244
Advertising	2,133	4,033
Other expense	17,399	14,061
Total noninterest expense	80,440	89,272
Income before income taxes	46,078	44,549
Income tax expense	9,697	9,313
Net income applicable to FB Financial Corporation and noncontrolling interest	36,381	35,236
Net income applicable to noncontrolling interest	—	—
Net income applicable to FB Financial Corporation	$36,381	$35,236

Earnings per common share
Basic	$0.78	$0.74
Diluted	0.78	0.74
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$36,381	$35,236
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) in available-for-sale securities, net of tax expenses (benefits) of $7,059 and $(27,483)	20,064	(78,175)
Reclassification adjustment for gain on sale of securities included in net income, net of tax expenses of $— and $1	—	(1)
Net unrealized (loss) gain in hedging activities, net of tax (benefits) expenses of $(70) and $273	(197)	774
Total other comprehensive income (loss), net of tax	19,867	(77,402)
Comprehensive income (loss) applicable to FB Financial Corporation and noncontrolling interest	56,248	(42,166)
Comprehensive income applicable to noncontrolling interest	—	—
Comprehensive income (loss) applicable to FB Financial Corporation	$56,248	$(42,166)
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at December 31, 2021	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	35,236	—	35,236	—	35,236
Other comprehensive loss, net of taxes	—	—	—	(77,402)	(77,402)	—	(77,402)
Repurchase of common stock	(145)	(6,058)	—	—	(6,203)	—	(6,203)
Stock based compensation expense	1	2,581	—	—	2,582	—	2,582
Restricted stock units vested and distributed, net of shares withheld	68	(1,556)	—	—	(1,488)	—	(1,488)
Shares issued under employee stock purchase program	15	672	—	—	687	—	687
Dividends declared ($0.13 per share)	—	—	(6,238)	—	(6,238)	—	(6,238)
Balance at March 31, 2022	$47,488	$888,168	$515,664	$(71,544)	$1,379,776	$93	$1,379,869

Balance at December 31, 2022	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	36,381	—	36,381	—	36,381
Other comprehensive income, net of taxes	—	—	—	19,867	19,867	—	19,867
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	1	2,284	—	—	2,285	—	2,285
Restricted stock units vested and distributed, net of shares withheld	92	(1,544)	—	—	(1,452)	—	(1,452)
Performance-based restricted stock units vested and distributed, net of shares withheld	60	(1,205)	—	—	(1,145)	—	(1,145)
Shares issued under employee stock purchase program	8	313	—	—	321	—	321
Dividends declared ($0.15 per share)	—	—	(7,042)	—	(7,042)	—	(7,042)
Balance at March 31, 2023	$46,763	$856,628	$615,871	$(149,566)	$1,369,696	$93	$1,369,789
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$36,381	$35,236
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and software	2,228	2,036
Amortization of core deposit and other intangibles	990	1,244
Amortization of issuance costs on subordinated debt	97	97
Capitalization of mortgage servicing rights	(1,788)	(9,812)
Net change in fair value of mortgage servicing rights	5,274	(19,351)
Stock-based compensation expense	2,285	2,582
Provision for credit losses	4,997	(6,129)
Provision for credit losses on unfunded commitments	(4,506)	1,882
Provision for mortgage loan repurchases	(250)	(389)
(Accretion) amortization of discounts and premiums on acquired loans, net	(319)	2,352
Amortization of premiums and accretion of discounts on securities, net	1,382	1,992
(Gain) loss from securities, net	(69)	152
Originations of loans held for sale	(295,760)	(993,733)
Proceeds from sale of loans held for sale	340,108	1,330,701
Gain on sale and change in fair value of loans held for sale	(8,635)	(21,675)
Net loss on write-downs of other real estate owned and other assets	183	434
Provision for deferred income taxes	1,396	9,313
Earnings on bank-owned life insurance	(605)	(354)
Changes in:
Operating lease assets and liabilities, net	580	(190)
Other assets and interest receivable	62,512	(62,043)
Accrued expenses and other liabilities	(48,099)	13,900
Net cash provided by operating activities	98,382	288,245
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	26,827	57,443
Purchases	(660)	(170,093)
Net change in loans	(52,540)	(362,408)
Sales of FHLB stock	21,637	—
Purchases of FHLB stock	(6,365)	(2,216)
Purchases of premises and equipment	(9,450)	(601)
Proceeds from the sale of other real estate owned and other assets	2,031	121
Proceeds from bank-owned life insurance	236	—
Net cash used in investing activities	(18,284)	(477,754)
Cash flows from financing activities:
Net increase in demand deposits	251,069	238,893
Net increase (decrease) in time deposits	74,896	(75,765)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(48,815)	(14,779)
Net decrease in short-term FHLB advances	(50,000)	—
Share based compensation withholding payments	(2,597)	(1,488)
Net proceeds from sale of common stock under employee stock purchase program	321	687
Repurchase of common stock	(4,944)	(6,203)
Dividends paid on common stock	(6,994)	(6,194)
Dividend equivalent payments made upon vesting of equity compensation	(135)	(71)
Net cash provided by financing activities	212,801	135,080
Net change in cash and cash equivalents	292,899	(54,429)
Cash and cash equivalents at beginning of the period	1,027,052	1,797,740
Cash and cash equivalents at end of the period	$1,319,951	$1,743,311
Supplemental cash flow information:
Interest paid	$52,634	$8,631
Taxes (refunded) paid, net	(904)	72
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$235	$563
Transfers from loans to loans held for sale	7,126	8,700
Transfers from loans held for sale to loans	776	47,956
Decrease in rebooked GNMA loans under optional repurchase program	(5,683)	—
Trade date payable - securities	245	—
Dividends declared not paid on restricted stock units	48	60
Right-of-use assets obtained in exchange for operating lease liabilities	3,375	283
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary, FirstBank (the "Bank"). As of March 31, 2023, the Bank had 82 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Basic earnings per common share:
Net income applicable to FB Financial Corporation	$36,381	$35,236
Dividends paid on and undistributed earnings allocated to participating securities	—	—
Earnings available to common shareholders	$36,381	$35,236
Weighted average basic shares outstanding	46,679,618	47,530,520
Basic earnings per common share	$0.78	$0.74
Diluted earnings per common share:
Earnings available to common shareholders	$36,381	$35,236
Weighted average basic shares outstanding	46,679,618	47,530,520
Weighted average diluted shares contingently issuable(1)	85,536	193,382
Weighted average diluted shares outstanding	46,765,154	47,723,902
Diluted earnings per common share	$0.78	$0.74
(1)Excludes 159,946 and 123,709 restricted stock units outstanding considered to be antidilutive for the three months ended March 31, 2023 and 2022, respectively.
Recently adopted accounting standards:
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
Additionally, in March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company prospectively adopted the amendment effective January 1, 2023 and updated its disclosures for the first quarter of 2023. Refer to Note 3 for further information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Newly issued not yet effective accounting standards:
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” as part of the Post-Implementation Review process of Topic 842 around related party arrangements between entities under common control. Under previous guidance, a lessee is generally required to amortize leasehold improvements that it owns over the shorter of the useful life of those improvements or the lease term. However, due to the nature of leasehold improvements made under leases between entities under common control, ASU 2023-01 requires a lessee in a common-control arrangement to amortize such leasehold improvements that it owns over the improvements' useful life to the common control group, regardless of the lease term. The ASU becomes effective January 1, 2024 and is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
Additionally, in March 2023, the FASB issued ASU 2023-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". The amendments in this update permit reporting entities to elect to account for tax equity investments, regardless of the tax credit program from

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
which the income tax credits are received, using the proportional amortization method if certain conditions are met. The ASU becomes effective January 1, 2024 and the Company is evaluating the potential impact of this standard on its consolidated financial statements and related disclosures.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, to amend a related illustrative example, and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The ASU becomes effective January 1, 2024 and the Company is evaluating the potential impact of this standard on its consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. In December 2022, the FASB issued ASU 2022-06, "Reference rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" to extend the date to December 31, 2024 for companies to apply the relief in Topic 848.
The Company's LIBOR Transition Committee was established to transition from LIBOR to alternative rates and has continued its efforts consistent with industry timelines. As part of these efforts, during the fourth quarter of 2021, the Company ceased utilization of LIBOR as an index in newly originated loans or loans that are refinanced. Additionally, the Company identified existing products that utilize LIBOR and are implementing contract modifications to facilitate the transition to alternative reference rates. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on the Company's consolidated financial statements.
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after March 31, 2023, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,176	$—	$(4,248)	$—	$40,928
Mortgage-backed securities - residential	1,197,702	—	(172,314)	—	1,025,388
Mortgage-backed securities - commercial	18,979	—	(1,256)	—	17,723
Municipal securities	295,010	967	(24,983)	—	270,994
U.S. Treasury securities	113,403	—	(4,580)	—	108,823
Corporate securities	8,000	—	(851)	—	7,149
Total	$1,678,270	$967	$(208,232)	$—	$1,471,005

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,167	$—	$(5,105)	$—	$40,062
Mortgage-backed securities - residential	1,224,522	—	(190,329)	—	1,034,193
Mortgage-backed securities - commercial	19,209	—	(1,565)	—	17,644
Municipal securities	295,375	458	(31,413)	—	264,420
U.S. Treasury securities	113,301	—	(5,621)	—	107,680
Corporate securities	8,000	—	(813)	—	7,187
Total	$1,705,574	$458	$(234,846)	$—	$1,471,186
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, total accrued interest receivable on debt securities was $5,399 and $5,470, respectively.
Securities pledged at March 31, 2023 and December 31, 2022 had carrying amounts of $1,184,836 and $1,191,021, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of debt securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. As of March 31, 2023, there were $245 in trade date payables that related to purchases settled after period end. There were no such trade date payables as of December 31, 2022.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2023 and December 31, 2022 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31,		December 31,
	2023		2022
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$34,965	$34,270	$4,277	$4,225
Due in one to five years	138,189	130,585	161,556	152,181
Due in five to ten years	58,876	56,982	61,290	57,859
Due in over ten years	229,559	206,057	234,720	205,084
	461,589	427,894	461,843	419,349
Mortgage-backed securities - residential	1,197,702	1,025,388	1,224,522	1,034,193
Mortgage-backed securities - commercial	18,979	17,723	19,209	17,644
Total debt securities	$1,678,270	$1,471,005	$1,705,574	$1,471,186
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$—	$—
Proceeds from maturities, prepayments and calls	26,827	57,443
Gross realized gains	—	2
Gross realized losses	—	—
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$4,014	$(94)	$36,913	$(4,154)	$40,927	$(4,248)
Mortgage-backed securities - residential	101,194	(4,425)	924,189	(167,889)	1,025,383	(172,314)
Mortgage-backed securities - commercial	11,311	(740)	6,415	(516)	17,726	(1,256)
Municipal securities	43,100	(1,872)	161,743	(23,111)	204,843	(24,983)
U.S. Treasury securities	60,669	(1,276)	48,154	(3,304)	108,823	(4,580)
Corporate securities	946	(55)	6,281	(796)	7,227	(851)
Total	$221,234	$(8,462)	$1,183,695	$(199,770)	$1,404,929	$(208,232)

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
As of March 31, 2023 and December 31, 2022, the Company’s debt securities portfolio consisted of 506 and 503 securities, 409 and 454 of which were in an unrealized loss position, respectively.
During the three months ended March 31, 2023, the Company's available-for-sale debt securities portfolio unrealized value increased $27,123 to an unrealized loss position of $207,265 from an unrealized loss position of $234,388 as of December 31, 2022. During the three months ended March 31, 2022, the Company's available-for-sale debt securities portfolio unrealized value declined $105,660 to an unrealized loss position of $100,933 from an unrealized gain position of $4,727 as of December 31, 2021.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies and the Company has historically not recorded any losses associated with these investments. Municipal securities with market values below amortized cost at March 31, 2023 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of March 31, 2023 and December 31, 2022, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, the Company does not intend to sell those available-for-sale securities that have an unrealized loss as of March 31, 2023, and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended March 31, 2023 or 2022.
Equity Securities
As of March 31, 2023 and December 31, 2022, the Company had $3,059 and $2,990, in marketable equity securities recorded at fair value, respectively. The Company had equity securities without readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $22,483 and $22,496 at March 31, 2023 and December 31, 2022, respectively. Additionally, the Company had $43,369 and $58,641 of Federal Home Loan Bank stock carried at cost at March 31, 2023 and December 31, 2022, respectively, included separately from the other equity securities discussed above.
The change in the fair value of equity securities and sale of equity securities with readily determinable fair values resulted in a net gain of $69 and a net loss of $154 for the three months ended March 31, 2023 and 2022, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses:
Loans outstanding as of March 31, 2023 and December 31, 2022, by class of financing receivable are as follows:

	March 31,	December 31,
	2023	2022
Commercial and industrial	$1,671,398	$1,645,783
Construction	1,697,513	1,657,488
Residential real estate:
1-to-4 family mortgage	1,562,503	1,573,121
Residential line of credit	497,391	496,660
Multi-family mortgage	489,379	479,572
Commercial real estate:
Owner-occupied	1,136,978	1,114,580
Non-owner occupied	1,939,517	1,964,010
Consumer and other	371,317	366,998
Gross loans	9,365,996	9,298,212
Less: Allowance for credit losses	(138,809)	(134,192)
Net loans	$9,227,187	$9,164,020
As of March 31, 2023 and December 31, 2022, $849,349 and $909,734, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,709,763 and $1,763,730, respectively, of qualifying commercial mortgage loans were pledged to the Federal Home Loan Bank of Cincinnati securing advances against the Bank’s line of credit. Additionally, as of March 31, 2023 and December 31, 2022, qualifying loans of $3,164,317 and $3,118,172, respectively, were pledged to the Federal Reserve Bank under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of March 31, 2023 and December 31, 2022, accrued interest receivable on loans held for investment amounted to $37,005 and $38,507, respectively.
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
The Company performed qualitative evaluations within the Company's established qualitative framework, assessing the impact of the current economic outlook (including uncertainty due to inflation, recent bank failures, negative economic forecasts, predicted Federal Reserve rate increases, status of federal government stimulus programs, and other considerations). The increase in estimated required reserve during the three months ended March 31, 2023 was a result of increased loan growth and a tightening monetary policy environment both of which were incorporated into the Company's reasonable and supportable forecasts. These forecasts included weighted projections that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. Loss rates on residential loans and HELOC were qualitatively adjusted downwards, addressing the relative strength of asset values in the Company's predominant markets.
The Company calculates its allowance for credit losses using a lifetime loss rate methodology and disaggregates the loan portfolio into three pools. The following presents a summary of quantitative and qualitative factors considered as of March 31, 2023, which resulted in changes in the allowance for credit losses compared to December 31, 2022 as described below.

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
Quantitative: Prepayment speeds leverage a reverse-compounding formula. Loss rates incorporate a peer scaling factor.
Qualitative: Changes in asset quality are driving a minor qualitative increase in the ACL.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Effective January 1, 2023, the Company prospectively adopted the accounting guidance in ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", which eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company no longer measures an allowance for credit losses for TDRs it reasonably expects will occur, and it evaluates all loan modifications according to the accounting guidance for loan refinancing and modifications to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. After adoption, the Company now derecognizes the existing loan and accounts for the modified loan as a new loan if the effective yield on the modified loan is at least equal to the effective yield for comparable loans with similar collection risks and the modifications to the original loan are more than minor. If a loan modification does not meet these conditions, it extends the existing loan’s amortized cost basis and accounts for the modified loan as a continuation of the existing loan.
Prior to January 1, 2023, loans experiencing financial difficulty for which a concession has not yet been provided may be identified as reasonably expected TDRs. Reasonably expected TDRs and TDRs used the same methodology. In cases where the expected credit loss can only be captured through a discounted cash flow analysis (such as an interest rate modification for a TDR loan), the allowance was measured by the amount which the loan’s amortized cost exceeds the discounted cash flow analysis.
As a result of the difference in methodology between periods, disclosures related to loan modifications made to borrowers experiencing financial difficulty and TDRs may not be comparative in nature.
The following tables provide the changes in the allowance for credit losses by class of financing receivable for the three months ended March 31, 2023 and 2022:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Provision for credit losses	(10)	1,217	1,073	1,540	129	103	(48)	993	4,997
Recoveries of loans previously charged-off	67	—	15	—	—	66	—	239	387
Loans charged off	(46)	—	(16)	—	—	—	—	(705)	(767)
Ending balance - March 31, 2023	$11,117	$41,025	$27,213	$9,034	$6,619	$7,952	$21,868	$13,981	$138,809

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
Provision for credit losses	(4,006)	3,206	1,908	641	(578)	(4,187)	(4,478)	1,365	(6,129)
Recoveries of loans previously charged-off	958	—	12	1	—	10	—	217	1,198
Loans charged off	(4)	—	—	—	—	—	—	(575)	(579)
Ending balance - March 31, 2022	$12,699	$31,782	$21,024	$6,545	$6,398	$8,416	$21,290	$11,895	$120,049

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
The following tables present the credit quality of the Company's commercial type loan portfolio as of March 31, 2023 and December 31, 2022 and the gross charge-offs for the three months ended March 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period activity of gross charge-offs by year of origination are not included in the below tables.

As of and for the three months ended March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$40,396	$383,606	$193,605	$53,715	$83,158	$92,586	$785,130	$1,632,196
Special Mention	—	2,625	4	—	159	891	7,040	10,719
Classified	457	2,692	647	1,939	1,476	6,818	14,454	28,483
Total	40,853	388,923	194,256	55,654	84,793	100,295	806,624	1,671,398
Current-period gross charge-offs	—	46	—	—	—	—	—	46
Construction
Pass	41,824	769,011	430,782	110,280	77,147	56,628	207,940	1,693,612
Special Mention	—	2,797	—	6	—	698	—	3,501
Classified	—	78	322	—	—	—	—	400
Total	41,824	771,886	431,104	110,286	77,147	57,326	207,940	1,697,513
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	10,827	144,897	147,358	95,536	33,362	42,701	13,557	488,238
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,141	—	1,141
Total	10,827	144,897	147,358	95,536	33,362	43,842	13,557	489,379
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	24,353	227,787	229,910	114,965	158,969	310,138	43,682	1,109,804
Special Mention	—	6,295	677	—	165	3,397	5,100	15,634
Classified	—	—	1,293	—	3,501	6,646	100	11,540
Total	24,353	234,082	231,880	114,965	162,635	320,181	48,882	1,136,978
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	7,627	464,026	460,997	125,499	161,560	652,952	44,748	1,917,409
Special Mention	—	—	1,032	—	—	2,507	—	3,539
Classified	—	—	1,960	—	143	16,466	—	18,569
Total	7,627	464,026	463,989	125,499	161,703	671,925	44,748	1,939,517
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	125,027	1,989,327	1,462,652	499,995	514,196	1,155,005	1,095,057	6,841,259
Special Mention	—	11,717	1,713	6	324	7,493	12,140	33,393
Classified	457	2,770	4,222	1,939	5,120	31,071	14,554	60,133
Total	$125,484	$2,003,814	$1,468,587	$501,940	$519,640	$1,193,569	$1,121,751	$6,934,785
Current-period gross charge-offs	$—	$46	$—	$—	$—	$—	$—	$46

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company's consumer type loan portfolio as of March 31, 2023 and December 31, 2022 and the gross charge-offs for the three months ended March 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period balances for gross charge-offs by year of origination are not included below.

As of and for the three months ended March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$36,402	$550,052	$439,949	$157,470	$88,489	$269,548	$—	$1,541,910
Nonperforming	—	1,945	4,671	4,834	1,115	8,028	—	20,593
Total	36,402	551,997	444,620	162,304	89,604	277,576	—	1,562,503
Current-period gross charge-offs	—	—	—	—	—	16	—	16
Residential line of credit
Performing	—	—	—	—	—	—	496,309	496,309
Nonperforming	—	—	—	—	—	—	1,082	1,082
Total	—	—	—	—	—	—	497,391	497,391
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	24,159	108,985	53,452	39,098	27,758	105,751	4,198	363,401
Nonperforming	—	233	1,536	1,481	966	3,700	—	7,916
Total	24,159	109,218	54,988	40,579	28,724	109,451	4,198	371,317
Current-period gross charge-offs	171	339	38	81	9	65	2	705
Total consumer type loans
Performing	60,561	659,037	493,401	196,568	116,247	375,299	500,507	2,401,620
Nonperforming	—	2,178	6,207	6,315	2,081	11,728	1,082	29,591
Total	$60,561	$661,215	$499,608	$202,883	$118,328	$387,027	$501,589	$2,431,211
Current-period gross charge-offs	$171	$339	$38	$81	$9	$81	$2	$721

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
The following tables represent an analysis of the aging by class of financing receivable as of March 31, 2023 and December 31, 2022:

March 31, 2023	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$574	$42	$2,413	$1,668,369	$1,671,398
Construction	2,708	—	382	1,694,423	1,697,513
Residential real estate:
1-to-4 family mortgage	13,348	11,505	9,088	1,528,562	1,562,503
Residential line of credit	678	158	924	495,631	497,391
Multi-family mortgage	—	—	39	489,340	489,379
Commercial real estate:
Owner occupied	851	—	7,211	1,128,916	1,136,978
Non-owner occupied	—	—	5,802	1,933,715	1,939,517
Consumer and other	6,918	875	7,041	356,483	371,317
Total	$25,077	$12,580	$32,900	$9,295,439	$9,365,996

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
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of March 31, 2023 and December 31, 2022 by class of financing receivable.

March 31, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$1,804	$609	$11
Construction	—	382	7
Residential real estate:
1-to-4 family mortgage	1,955	7,133	143
Residential line of credit	842	82	1
Multi-family mortgage	—	39	1
Commercial real estate:
Owner occupied	7,008	203	12
Non-owner occupied	5,610	192	4
Consumer and other	110	6,931	354
Total	$17,329	$15,571	$533

December 31, 2022	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$790	$517	$10
Construction	—	389	7
Residential real estate:
1-to-4 family mortgage	2,834	3,642	78
Residential line of credit	1,134	266	4
Multi-family mortgage	1	41	1
Commercial real estate:
Owner occupied	5,200	210	1
Non-owner occupied	5,755	201	5
Consumer and other	—	6,451	327
Total	$15,714	$11,717	$433

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Commercial and industrial	$20	$54
Construction	6	19
Residential real estate:
1-to-4 family mortgage	79	52
Residential line of credit	24	40
Multi-family mortgage	1	—
Commercial real estate:
Owner occupied	58	25
Non-owner occupied	82	70
Consumer and other	173	15
Total	$443	$275
Accrued interest receivable written off as an adjustment to interest income amounted to $181 and $184 for the three months ended March 31, 2023 and 2022, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may make certain modifications of loans to borrowers experiencing financial difficulty. These modifications typically include an interest rate reduction, a term extension or a combination thereof.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the portion of the loan deemed uncollectible is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
There were no modifications of loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023.
Troubled debt restructurings
The following disclosure is presented in accordance with GAAP in effect prior to the adoption of ASU 2022-02. The Company has included this disclosure as of December 31, 2022 or for the three months ended March 31, 2022.
Prior to the Company's adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the loan is paid off, liquidated or subsequently modified. See Note 1, "Basis of presentation" for more information on the Company's adoption of ASU 2022-02.
As of December 31, 2022, the Company had a recorded investment in TDRs of $13,854. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $7,321 were classified as nonaccrual loans as of December 31, 2022. The Company has calculated $253 in allowances for credit losses on TDRs as of December 31, 2022. As of December 31, 2022, unfunded loan commitments to extend additional funds on troubled debt restructurings were not meaningful.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table presents the financial effect of TDRs recorded during the three months ended March 31, 2022:

	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Residential real estate:
1-to-4 family mortgage	1	80	80	—
Consumer and other	1	22	22	—
Total	2	$102	$102	$—
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the three months ended March 31, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The terms of certain other loans were modified during the three months ended March 31, 2022 that did not meet the definition of a TDR. The modification of these loans usually involves either a modification of the terms of a loan to borrowers who are not experiencing financial difficulties or an insignificant delay in payments.
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

	March 31, 2023
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$2,597	$800	$3,397	$—
Residential real estate:
1-to-4 family mortgage	5,332	—	5,332	169
Residential line of credit	1,109	—	1,109	5
Commercial real estate:
Owner occupied	7,651	—	7,651	4
Non-owner occupied	5,610	—	5,610	—
Consumer and other	132	—	132	—
Total	$22,431	$800	$23,231	$178

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
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$5,794	$9,777
Transfers from loans	235	563
Proceeds from sale of other real estate owned	(2,031)	(121)
Gain (loss) on sale of other real estate owned	87	(104)
Write-downs and partial liquidations	—	(394)
Balance at end of period	$4,085	$9,721
Foreclosed residential real estate properties totaled $798 and $840 as of March 31, 2023 and December 31, 2022, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $4,769 and $2,653 as of March 31, 2023 and December 31, 2022, respectively.
Note (5)—Leases:
As of March 31, 2023, the Company was the lessee in 60 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year. Leases with initial terms of less than one year and equipment leases are not included on the consolidated balance sheets in accordance with U.S. GAAP.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of March 31, 2023 and December 31, 2022:

		March 31,	December 31,
	Classification	2023	2022
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$57,054	$60,043
Finance leases	Premises and equipment, net	1,339	1,367
Total right-of-use assets		$58,393	$61,410
Lease liabilities:
Operating leases	Operating lease liabilities	$67,345	$69,754
Finance leases	Borrowings	1,397	1,420
Total lease liabilities		$68,742	$71,174
Weighted average remaining lease term (in years) - operating		11.9	12.1
Weighted average remaining lease term (in years) - finance		12.1	12.4
Weighted average discount rate - operating		3.21%	3.08%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended March 31,
	Classification	2023	2022
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,815	$1,710
Short-term lease cost	Occupancy and equipment	121	111
Variable lease cost	Occupancy and equipment	298	256
Gain on lease modifications and terminations	Occupancy and equipment	(72)	(18)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	6	9
Amortization of right-of-use asset	Occupancy and equipment	28	37
Sublease income	Occupancy and equipment	(281)	(195)
Total lease cost		$1,915	$1,910

During the three months ended March 31, 2023 and 2022, the Company recorded $72 and $18 in gains on lease modifications and terminations on certain vacated locations that were consolidated as a result of previous business combinations, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to the total lease liability as of March 31, 2023 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
March 31, 2024	$6,596	$89
March 31, 2025	7,956	120
March 31, 2026	7,885	121
March 31, 2027	7,715	123
March 31, 2028	7,326	125
Thereafter	45,839	977
Total undiscounted future minimum lease payments	83,317	1,555
Less: imputed interest	(15,972)	(158)
Lease liability	$67,345	$1,397
Note (6)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Carrying value at beginning of period	$168,365	$115,512
Capitalization	1,788	9,812
Change in fair value:
Due to pay-offs/pay-downs	(2,520)	(4,471)
Due to change in valuation inputs or assumptions	(2,754)	23,822
Carrying value at end of period	$164,879	$144,675
The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Servicing income:
Servicing income	$7,768	$7,429
Change in fair value of mortgage servicing rights	(5,274)	19,351
Change in fair value of derivative hedging instruments	1,867	(19,098)
Servicing income	4,361	7,682
Servicing expenses	1,883	2,548
Net servicing income	$2,478	$5,134

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Unpaid principal balance	$11,028,420	$11,086,582
Weighted-average prepayment speed (CPR)	5.96%	5.55%
Estimated impact on fair value of a 10% increase	$(5,017)	$(4,886)
Estimated impact on fair value of a 20% increase	$(9,695)	$(9,447)
Discount rate	8.97%	9.10%
Estimated impact on fair value of a 100 bp increase	$(7,924)	$(8,087)
Estimated impact on fair value of a 200 bp increase	$(15,163)	$(15,475)
Weighted-average coupon interest rate	3.35%	3.31%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	333	332
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, "Derivatives" for additional information on these hedging instruments.
As of March 31, 2023 and December 31, 2022, mortgage escrow deposits totaled to $92,947 and $75,612, respectively.
Note (7)—Income taxes:
The following table presents a reconciliation of income taxes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
Federal taxes calculated at statutory rate	$9,676	21.0%	$9,355	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	251	0.6%	951	2.1%
Expense (benefit) from equity based compensation	115	0.3%	(291)	(0.7)%
Municipal interest income, net of interest disallowance	(456)	(1.0)%	(444)	(1.0)%
Bank-owned life insurance	(127)	(0.3)%	(74)	(0.2)%
Section 162(m) limitation	127	0.2%	122	0.3%
Other	111	0.2%	(306)	(0.6)%
Income tax expense, as reported	$9,697	21.0%	$9,313	20.9%
Note (8)—Commitments and contingencies:
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

	March 31,	December 31,
	2023	2022
Commitments to extend credit, excluding interest rate lock commitments	$3,341,445	$3,563,982
Letters of credit	68,422	71,250
Balance at end of period	$3,409,867	$3,635,232

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
As of March 31, 2023 and December 31, 2022, loan commitments included above with floating interest rates totaled $2.87 billion and $2.96 billion, respectively.
The Company estimates expected credit losses on off-balance sheet loan commitments under the CECL methodology. When applying this methodology, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$22,969	$14,380
Provision for credit losses on unfunded commitments	(4,506)	1,882
Balance at end of period	$18,463	$16,262
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a recorded valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $3,326 and $1,348 for the three months ended March 31, 2023 and 2022, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,621	$4,802
Provision for loan repurchases or indemnifications	(250)	(389)
Losses on loans repurchased or indemnified	(13)	(96)
Balance at end of period	$1,358	$4,317
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
Derivatives not designated as hedging instruments
The Company enters into interest rate-lock commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Under such commitments, interest rates for mortgage loans are typically locked in for between 45 to 90 days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s consolidated balance sheets. The Company also enters into best effort or mandatory delivery forward commitments to sell residential mortgage loans to secondary market investors. Gains and losses arising from changes in the valuation of the interest rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the consolidated statements of income.

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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	March 31, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$567,594	$36,068	$36,087
Forward commitments	268,000	—	691
Interest rate-lock commitments	157,213	2,640	—
Futures contracts	495,500	103	—
Total	$1,488,307	$38,811	$36,778

	December 31, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$560,310	$45,775	$45,762
Forward commitments	207,000	306	—
Interest rate-lock commitments	118,313	1,433	—
Futures contracts	494,300	—	3,790
Total	$1,379,923	$47,514	$49,552
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended March 31,
	2023	2022
Included in mortgage banking income:
Interest rate lock commitments	$1,207	$(5,446)
Forward commitments	(295)	37,903
Futures contracts	1,937	(16,535)
Option contracts	(664)	36
Total	$2,185	$15,958
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
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		March 31, 2023		December 31, 2022
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$988	Other assets	$1,255	Other Assets

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company's consolidated statements of income included a gain of $197 and a loss of $139 for the three months ended March 31, 2023 and 2022, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings during either period presented.
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
	2023	2022
Amount of (loss) gain recognized in other comprehensive income (loss), net of tax (benefit) expense of $(70) and $273	$(197)	$774
Derivatives designated as fair value hedges
The Company utilizes designated fair value hedges to mitigate the effect of changing rates on the fair value of various fixed rate liabilities, including certain money market deposits and subordinated debt. The hedging strategy converts the fixed interest rates of the hedged items to the daily compounded SOFR in arrears paid monthly. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. As of March 31, 2023 and December 31, 2022, the fair value hedges were deemed effective.

				March 31, 2023		December 31, 2022
	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Notional Amount	Estimated fair value	Notional Amount	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- subordinated debt	0.92	1.46%	SOFR	$100,000	$(2,952)	$100,000	$(3,830)
Interest rate swap agreement- fixed rate money market deposits	1.39	1.50%	SOFR	75,000	(3,274)	75,000	(3,693)
Interest rate swap agreement- fixed rate money market deposits	1.39	1.50%	SOFR	125,000	(5,457)	125,000	(6,154)
Total	1.23	1.48%		$300,000	$(11,683)	$300,000	$(13,677)
The following discloses the amount of (expense) income included in interest expense on borrowings and deposits, related to these fair value hedging instruments:

	Three Months Ended March 31,
	2023	2022
Designated fair value hedge:
Interest (expense) income on deposits	$(1,508)	$313
Interest (expense) income on borrowings	(760)	162
Total	$(2,268)	$475

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

The following amounts were recorded on the balance sheet related to cumulative adjustments of fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item			Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Line item on the balance sheet	March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
Borrowings	$96,146	$95,171	(1)	$(2,952)	$(3,830)
Money market and savings deposits	196,704	196,520	(2)	(8,731)	(9,847)
(1) The carrying value also includes unamortized subordinated debt issuance costs of $902 and $999 as of March 31, 2023 and December 31, 2022, respectively.
(2) The carrying value also includes an unaccreted purchase accounting fair value premium of $5,435 and $6,367 as of March 31, 2023 and December 31, 2022, respectively.
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

				Gross amounts not offset in the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
March 31, 2023
Derivative financial assets	$35,641	$—	$35,641	$12,771	$—	$22,870
Derivative financial liabilities	$18,528	$—	$18,528	$12,771	$5,757	$—

December 31, 2022
Derivative financial assets	$44,273	$—	$44,273	$14,229	$—	$30,044
Derivative financial liabilities	$20,251	$—	$20,251	$14,229	$6,022	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. As of March 31, 2023 and December 31, 2022, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $18,590 and $23,325, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in "Other assets" on the consolidated balance sheets.

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

		Fair Value
March 31, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,319,951	$1,319,951	$—	$—	$1,319,951
Investment securities	1,474,064	—	1,474,064	—	1,474,064
Net loans held for investment	9,227,187	—	—	9,090,899	9,090,899
Loans held for sale, at fair value	61,987	—	52,477	9,510	61,987
Interest receivable	44,737	1,027	6,705	37,005	44,737
Mortgage servicing rights	164,879	—	—	164,879	164,879
Derivatives	39,799	—	39,799	—	39,799
Financial liabilities:
Deposits:
Without stated maturities	$9,686,045	$9,686,045	$—	$—	$9,686,045
With stated maturities	1,496,870	—	1,485,091	—	1,485,091
Securities sold under agreements to repurchase and federal funds purchased	38,130	38,130	—	—	38,130
Federal Home Loan Bank advances	125,000	—	125,000	—	125,000
Subordinated debt, net	127,076	—	—	120,584	120,584
Interest payable	11,834	3,731	7,704	399	11,834
Derivatives	48,461	—	48,461	—	48,461

	Fair Value
December 31, 2022	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,027,052	$1,027,052	$—	$—	$1,027,052
Investment securities	1,474,176	—	1,474,176	—	1,474,176
Net loans held for investment	9,164,020	—	—	9,048,943	9,048,943
Loans held for sale, at fair value	113,240	—	82,750	30,490	113,240
Interest receivable	45,684	126	6,961	38,597	45,684
Mortgage servicing rights	168,365	—	—	168,365	168,365
Derivatives	48,769	—	48,769	—	48,769
Financial liabilities:
Deposits:
Without stated maturities	$9,433,860	$9,433,860	$—	$—	$9,433,860
With stated maturities	1,421,974	—	1,422,544	—	1,422,544
Securities sold under agreements to repurchase and federal funds purchased	86,945	86,945	—	—	86,945
Federal Home Loan Bank advances	175,000	—	175,000	—	175,000
Subordinated debt, net	126,101	—	—	118,817	118,817
Interest payable	8,648	2,571	4,559	1,518	8,648
Derivatives	63,229	—	63,229	—	63,229

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at March 31, 2023 are presented in the following table:

At March 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$40,928	$—	$40,928
Mortgage-backed securities - residential	—	1,025,388	—	1,025,388
Mortgage-backed securities - commercial	—	17,723	—	17,723
Municipal securities	—	270,994	—	270,994
U.S. Treasury securities	—	108,823	—	108,823
Corporate securities	—	7,149	—	7,149
Equity securities, at fair value	—	3,059	—	3,059
Total securities	$—	$1,474,064	$—	$1,474,064
Loans held for sale, at fair value	$—	$52,477	$9,510	$61,987
Mortgage servicing rights	—	—	164,879	164,879
Derivatives	—	39,799	—	39,799
Financial Liabilities:
Derivatives	—	48,461	—	48,461
The balances and levels of the assets measured at fair value on a non-recurring basis at March 31, 2023 are presented in the following table:

At March 31, 2023	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$224	$224
Collateral dependent net loans held for investment:
Residential real estate:
1-4 family mortgage	$—	$—	$389	$389
Total collateral dependent loans	$—	$—	$389	$389

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2022 are presented in the following table:

At December 31, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$40,062	$—	$40,062
Mortgage-backed securities - residential	—	1,034,193	—	1,034,193
Mortgage-backed securities - commercial	—	17,644	—	17,644
Municipal securities	—	264,420	—	264,420
U.S. Treasury securities	—	107,680	—	107,680
Corporate securities	—	7,187	—	7,187
Equity securities, at fair value	—	2,990	—	2,990
Total securities	$—	$1,474,176	$—	$1,474,176
Loans held for sale, at fair value	$—	$82,750	$30,490	$113,240
Mortgage servicing rights	—	—	168,365	168,365
Derivatives	—	48,769	—	48,769
Financial Liabilities:
Derivatives	—	63,229	—	63,229
The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2022 are presented in the following table:

At December 31, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,497	$2,497
Residential real estate:
1-4 family mortgage	$—	$—	$366	$366
Commercial real estate:
Non-owner occupied	—	—	2,494	2,494
Total collateral dependent loans	$—	$—	$2,860	$2,860
The following tables present information as of March 31, 2023 and December 31, 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

As of March 31, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent net loans held for investment	$389	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$224	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2022
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent loans held for investment	$2,860	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$2,497	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of March 31, 2023 and December 31, 2022, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $558 and $3,054, respectively.
Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset's fair value at the date of foreclosure are charged to the allowance for credit losses. Appraisals for both collateral dependent loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics. Collateral dependent loans that are dependent on recovery through sale of equipment, such as farm equipment, automobiles and aircrafts are generally valued based on public source pricing or subscription services while more complex assets are valued through leveraging brokers who have expertise in the collateral involved.
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	March 31,	December 31,
	2023	2022
Loans held for sale under a fair value option:
Commercial loans held for sale	$9,510	$30,490
Mortgage loans held for sale	52,477	82,750
Total loans held for sale, at fair value	61,987	113,240
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	20,528	26,211
Total loans held for sale	$82,515	$139,451
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
Net losses of $51 and $16,874 resulting from fair value changes of mortgage loans were recorded in income during the three months ended March 31, 2023 and 2022, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The net change in fair value of these loans held for sale and derivatives resulted in net losses of $421 and $7,548 for the three months ended March 31, 2023 and 2022, respectively. The change in fair value of both loans held for sale and the related derivative instruments are recorded in mortgage banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

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
Commercial loans held for sale
The Company also has a portfolio of shared institutional healthcare loans that were acquired during a 2020 business combination. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the allowance for credit losses. The following tables set forth the changes in fair value associated with this portfolio for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$34,357	$(3,867)	$30,490
Change in fair value:
Pay-downs and pay-offs	(21,890)	—	(21,890)
Changes in valuation included in other noninterest income	—	910	910
Carrying value at end of period	$12,467	$(2,957)	$9,510

	Three Months Ended March 31, 2022
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Pay-downs and pay-offs	(946)	—	(946)
Changes in valuation included in other noninterest income	—	(174)	(174)
Carrying value at end of period	$85,816	$(7,637)	$78,179
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in interest income in the consolidated statements of income.
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$52,477	$51,298	$1,179
Commercial loans held for sale measured at fair value	232	236	(4)
Nonaccrual commercial loans held for sale	9,278	12,231	(2,953)

December 31, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$82,750	$81,520	$1,230
Commercial loans held for sale measured at fair value	21,201	22,126	(925)
Nonaccrual commercial loans held for sale	9,289	12,231	(2,942)
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
During the second quarter of 2022, the Company exited the direct-to-consumer internet delivery channel, which was one of two delivery channels in the Mortgage segment. The repositioning of the Mortgage segment did not qualify to be reported as discontinued operations. The Company continues to originate and sell residential mortgage loans within its Mortgage segment through its traditional mortgage retail channel, retain mortgage servicing rights and continues to hold residential mortgage loans in the loan HFI portfolio.
Interest rate lock commitment volume and sales volume included in the Mortgage segment are as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$568,092
Retail	375,042	741,015
Total	$375,042	$1,309,107
Mortgage loan sales	$332,307	$1,284,482
The following tables provide segment financial information for the periods indicated:

Three Months Ended March 31, 2023	Banking(3)	Mortgage	Consolidated
Net interest income	$103,660	$—	$103,660
Provisions for credit losses(1)	491	—	491
Mortgage banking income(2)	—	15,493	15,493
Change in fair value of mortgage servicing rights, net of hedging(2)	—	(3,407)	(3,407)
Other noninterest income	11,493	(230)	11,263
Depreciation and amortization	2,049	179	2,228
Amortization of intangibles	990	—	990
Other noninterest expense	65,311	11,911	77,222
Income (loss) before income taxes	$46,312	$(234)	$46,078
Income tax expense			9,697
Net income applicable to FB Financial Corporation and noncontrolling interest			36,381
Net income applicable to noncontrolling interest(3)			—
Net income applicable to FB Financial Corporation			$36,381
Total assets	$12,530,039	$571,108	$13,101,147
Goodwill	242,561	—	242,561
(1) Includes $4,997 in provision for credit losses on loans and $(4,506) in provision for credit losses on unfunded commitments.
(2) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Three Months Ended March 31, 2022	Banking(3)	Mortgage	Consolidated
Net interest income	$88,184	$(2)	$88,182
Provisions for credit losses(1)	(4,247)	—	(4,247)
Mortgage banking income(2)	—	29,278	29,278
Change in fair value of mortgage servicing rights, net of hedging(2)	—	253	253
Other noninterest income	11,983	(122)	11,861
Depreciation and amortization	1,710	326	2,036
Amortization of intangibles	1,244	—	1,244
Other noninterest expense	56,630	29,362	85,992
Income (loss) before income taxes	$44,830	$(281)	$44,549
Income tax expense			9,313
Net income applicable to FB Financial Corporation and noncontrolling interest			35,236
Net income applicable to noncontrolling interest(3)			—
Net income applicable to FB Financial Corporation			$35,236
Total assets	$11,890,847	$783,344	$12,674,191
Goodwill	242,561	—	242,561
(1)Includes $(6,129) in provision for credit losses on loans and $1,882 in provision for credit losses on unfunded commitments.
(2)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(3)Banking segment includes noncontrolling interest.
The Banking segment provides the Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit is recorded as interest income to the Company's Banking segment and as interest expense to the Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit was $3,931 and $5,666 for the three months ended March 31, 2023 and 2022, respectively.
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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2023 and December 31, 2022, the Bank and Company met all capital adequacy requirements to which they are subject.
In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced a final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintained the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period and delayed the initial impact of CECL adoption plus 25% of the quarterly increases in ACL in the first two years after adoption. Beginning on January 1, 2022, the cumulative amount of the transition adjustments became fixed and are being phased out of regulatory capital calculations evenly over a three year period, with 75% of the transition provision’s impact being recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Actual and required capital amounts and ratios are included below as of the dates indicated.

As of March 31, 2023	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,557,049	13.6%	$1,205,137	10.5%	N/A	N/A
FirstBank	1,524,500	13.3%	1,204,213	10.5%	$1,146,869	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,331,158	11.6%	$975,587	8.5%	N/A	N/A
FirstBank	1,298,609	11.3%	974,839	8.5%	$917,495	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,331,158	10.4%	$512,344	4.0%	N/A	N/A
FirstBank	1,298,609	10.2%	511,666	4.0%	$639,583	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,301,158	11.3%	$803,424	7.0%	N/A	N/A
FirstBank	1,298,609	11.3%	802,808	7.0%	$745,465	6.5%

As of December 31, 2022	Actual		Minimum Capital adequacy with capital buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,528,344	13.1%	$1,225,161	10.5%	N/A	N/A
FirstBank	1,506,543	12.9%	1,222,922	10.5%	$1,164,688	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,315,386	11.3%	$991,797	8.5%	N/A	N/A
FirstBank	1,293,585	11.1%	989,985	8.5%	$931,750	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,315,386	10.5%	$499,648	4.0%	N/A	N/A
FirstBank	1,293,585	10.4%	499,194	4.0%	$623,992	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,285,386	11.0%	$816,774	7.0%	N/A	N/A
FirstBank	1,293,585	11.1%	815,281	7.0%	$757,047	6.5%
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
The following table summarizes changes in restricted stock units for the three months ended March 31, 2023.

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	365,155	$39.02
Granted	144,578	37.17
Vested	(134,601)	34.11
Forfeited	(1,428)	43.62
Balance at end of period (unvested)	373,704	$39.05

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The total fair value of restricted stock units vested and released was $4,591 and $3,397 for the three months ended March 31, 2023 and 2022, respectively.
The compensation cost related to stock grants and vesting of restricted stock units was $1,706 and $1,856 for the three months ended March 31, 2023 and 2022, respectively. This included amounts paid related to director grants and compensation elected to be settled in stock amounting to $175 and $166 during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, there was $12,523 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of March 31, 2023, there were 1,571,098 shares available for issuance under the Company's stock compensation plans. As of March 31, 2023 and December 31, 2022, there were $205 and $292, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.
Performance Based Restricted Stock Units
The Company awards performance-based restricted stock units to executives and other officers and employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The Company's performance relative to the peer group will be measured based on adjusted return on average tangible common equity (non-GAAP), adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Compensation expense for PSUs is estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards
The following table summarizes information about the changes in PSUs as of and for the three months ended March 31, 2023.

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	161,667	$41.73
Granted	86,010	37.17
Performance adjustment (1)	44,319	37.17
Vested	(90,583)	36.21
Forfeited or expired	(1,153)	44.25
Balance at end of period (unvested)	200,260	$40.98
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. PSU awards are settled with payouts ranging from 0% and 200% of the target award value based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company's outstanding PSUs as of March 31, 2023:

Grant Year	Grant Price	Vest Year	PSUs Outstanding
2021 (1)	$43.20	2024	54,922
2022 (2)	$44.44	2025	59,328
2023 (2)	$37.17	2026	86,010
(1)Vesting factor will be either at 0%, 25%, 100%, or 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.
(2)Vesting factor will be interpolated between 0% and 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.

The Company recorded compensation cost of $579 and $726 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $14,182, and the weighted average remaining performance period over which the cost could be recognized was 2.50 years.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were 8,214 and 15,152 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $305 and $588 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there were 2,306,532 shares available for issuance under the ESPP.
Note (14)—Related party transactions:
(A) Loans:
The Bank has made and expects to continue to make loans to the directors, certain management, significant shareholders, and executive officers of the Company and their related interests in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, and directors of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2023	$82,559
New loans and advances	23,098
Repayments	(2,365)
Loans outstanding at March 31, 2023	$103,292
Unfunded commitments to certain executive officers, certain management and directors and their related interests totaled $34,089 and $31,564 at March 31, 2023 and December 31, 2022, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $336,448 and $347,660 as of March 31, 2023 and December 31, 2022, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $90 and $101 for the three months ended March 31, 2023 and 2022.
(D) Aviation lease:
During the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also maintains a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. During the three months ended March 31, 2023 and 2022, the Company recognized income amounting to $7 and $11, respectively, under this agreement.
(E) Equity investment in preferred stock:
During the year ended December 31, 2022, the Company invested in preferred stock of a privately held entity of which an executive officer of the Company is on the Board of directors of the investee. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $10,000 as of both March 31, 2023 and December 31, 2022, and is being accounted for as an equity security without readily determinable market value. No gains or losses have been recognized to date associated with this investment.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition at March 31, 2023 and December 31, 2022, and our results of operations for the three months ended March 31, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on February 28, 2023, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes in government interest rate policies and its impact on the Company’s business, net interest margin, and mortgage operations, (3) any continuation of the recent turmoil in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response, (4) increased competition for deposits, (5) the Company’s ability to effectively manage problem credits, (6) any deterioration in commercial real estate market fundamentals, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the potential impact of the phase-out of the London Interbank Offered Rate ("LIBOR") or other changes involving LIBOR, (11) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (12) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (13) the impact of natural disasters, pandemics, and/or acts of war or terrorism, (14) international or political instability, including the impacts related to or resulting from Russia’s military action in Ukraine and additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments, and (15) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

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

Financial highlights
The following table presents certain selected historical consolidated income statement and balance sheet data and key performance indicators and other measures as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended,		As of or for the year-ended
	March 31,		December 31,
(dollars in thousands, except per share data and %)	2023	2022	2022
Selected Statement of Income Data
Net interest income	$103,660	$88,182	$412,235
Provisions for credit losses	491	(4,247)	18,982
Total noninterest income	23,349	41,392	114,667
Total noninterest expense	80,440	89,272	348,346
Income before income taxes	46,078	44,549	159,574
Income tax expense	9,697	9,313	35,003
Net income applicable to noncontrolling interest	—	—	16
Net income applicable to FB Financial Corporation	$36,381	$35,236	$124,555
Net interest income (tax-equivalent basis)	$104,493	$88,932	$415,282
Per Common Share
Basic net income	$0.78	$0.74	$2.64
Diluted net income	0.78	0.74	2.64
Book value(1)	29.29	29.06	28.36
Tangible book value(2)	23.86	23.62	22.90
Cash dividends declared	0.15	0.13	0.52
Selected Balance Sheet Data
Cash and cash equivalents	$1,319,951	$1,743,311	$1,027,052
Loans HFI	9,365,996	8,004,976	9,298,212
Allowance for credit losses(4)	(138,809)	(120,049)	(134,192)
Loans held for sale	82,515	396,728	139,451
Investment securities, at fair value	1,474,064	1,686,738	1,474,176
Other real estate owned, net	4,085	9,721	5,794
Total assets	13,101,147	12,674,191	12,847,756
Interest-bearing deposits	8,693,766	8,208,580	8,179,203
Noninterest-bearing deposits	2,489,149	2,787,698	2,676,631
Total deposits	11,182,915	10,996,278	10,855,834
Estimated insured or collateralized deposits	7,926,537	7,631,005	7,288,641
Borrowings	312,131	155,733	415,677
Total common shareholders' equity	1,369,696	1,379,776	1,325,425
Selected Ratios
Return on average:
Assets(3)	1.15%	1.13%	1.01%
Common shareholders' equity(3)	11.0%	10.1%	9.23%
Tangible common equity(2)	13.6%	12.4%	11.4%
Average shareholders' equity to average assets	10.4%	11.2%	10.9%
Net interest margin (tax-equivalent basis)	3.51%	3.04%	3.57%
Efficiency ratio	63.3%	68.9%	66.1%
Adjusted efficiency ratio (tax-equivalent basis)(2)	63.3%	68.1%	62.7%
Loans HFI to deposit ratio	83.8%	72.8%	85.7%
Yield on interest-earning assets	5.38%	3.28%	4.16%
Cost of interest-bearing liabilities	2.61%	0.34%	0.87%
Cost of total deposits	1.94%	0.20%	0.54%
Estimated uninsured and uncollateralized deposits as a percentage of total deposits(5)	29.1%	30.6%	32.9%

	As of or for the three months ended,		As of or for the year ended
	March 31,		December 31,
	2023	2022	2022
Credit Quality Ratios
Allowance for credit losses as a percentage of loans HFI(4)	1.48%	1.50%	1.44%
Net (charge-offs) recoveries as a percentage of average loans HFI	(0.02)%	0.03%	(0.02)%
Nonperforming assets as a percentage of total assets(6)	0.61%	0.44%	0.68%
Nonperforming loans HFI to total loans HFI, net of unearned income	0.49%	0.51%	0.49%
Capital Ratios (Company)
Total common shareholders' equity to assets	10.5%	10.9%	10.3%
Tangible common equity to tangible assets(2)	8.68%	9.03%	8.50%
Tier 1 Capital (to average assets)	10.4%	10.2%	10.5%
Tier 1 Capital (to risk-weighted assets(7)	11.6%	12.3%	11.3%
Total capital (to risk-weighted assets)(7)	13.6%	14.2%	13.1%
Common Equity Tier 1 (to risk-weighted assets) (CET1)(7)	11.3%	12.0%	11.0%
Capital Ratios (Bank)
Total common shareholders' equity to assets	10.4%	10.8%	10.4%
Tier 1 Capital (to average assets)	10.2%	9.8%	10.4%
Tier 1 Capital (to risk-weighted assets)(7)	11.3%	11.9%	11.1%
Total capital to (risk-weighted assets)(7)	13.3%	13.8%	12.9%
Common Equity Tier 1 (to risk-weighted assets) (CET1) (7)	11.3%	11.9%	11.1%
(1)Book value per share equals our total common shareholders’ equity as of the date presented divided by the number of shares of our common stock outstanding as of the date presented. The number of shares of our common stock outstanding was 46,762,626, 47,487,874 and 46,737,912 as of March 31, 2023, March 31, 2022 and December 31, 2022, respectively.
(2)These measures are not measures recognized under GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a reconciliation of these measures to their most comparable GAAP measures.
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
(5)Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(6)Includes optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days as of March 31, 2023 and December 31, 2022. See 'Nonperforming assets' under the subheading 'Asset quality' included within this management's discussion and analysis for further discussion.
(7)We calculate our risk-weighted assets using the standardized method of the Basel III Framework and reflect the election to opt-out of including accumulated other comprehensive income.

GAAP reconciliation and management explanation of non-GAAP financial measures
We identify certain financial measures discussed in this Report as being "non-GAAP financial measures." The non-GAAP financial measures presented in this Report are adjusted efficiency ratio (tax equivalent basis), tangible book value per common share, tangible common equity to tangible assets, and return on average tangible common equity.
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
The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our financial highlights may differ from that of other companies reporting measures with similar names. As a result of differences in how companies report non-GAAP measures, presentations by other banking organizations may not be comparable with ours. The following reconciliation tables provide a more detailed analysis of, and reconciliations for, each of these non-GAAP financial measures.

Adjusted Efficiency ratio (tax-equivalent basis)
The adjusted efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes certain gains (losses), Mortgage restructuring expenses, and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains or losses and changes. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.
The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

(dollars in thousands, except %)	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$80,440	$89,272	$348,346
Less mortgage restructuring expenses	—	—	12,458
Adjusted noninterest expense	$80,440	$89,272	$335,888
Net interest income (tax-equivalent basis)	$104,493	$88,932	$415,282
Total noninterest income	23,349	41,392	114,667
Less gain (loss) on change in fair value of commercial loans held for sale	910	(174)	(5,133)
Less loss on sales or write-downs of other real estate owned and other assets	(183)	(434)	(265)
Less gain (loss) from securities, net	69	(152)	(376)
Adjusted noninterest income	$22,553	$42,152	$120,441
Adjusted operating revenue	$127,046	$131,084	$535,723
Efficiency ratio (GAAP)	63.3%	68.9%	66.1%
Adjusted efficiency ratio (tax-equivalent basis)	63.3%	68.1%	62.7%

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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	As of March 31,		As of December 31,
(dollars in thousands, except share data and %)	2023	2022	2022
Tangible Assets
Total assets	$13,101,147	$12,674,191	$12,847,756
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(11,378)	(15,709)	(12,368)
Tangible assets	$12,847,208	$12,415,921	$12,592,827
Tangible Common Equity
Total common shareholders' equity	$1,369,696	$1,379,776	$1,325,425
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(11,378)	(15,709)	(12,368)
Tangible common equity	$1,115,757	$1,121,506	$1,070,496
Common shares outstanding	46,762,626	47,487,874	46,737,912
Book value per common share	$29.29	$29.06	$28.36
Tangible book value per common share	$23.86	$23.62	$22.90
Total common shareholders' equity to total assets	10.5%	10.9%	10.3%
Tangible common equity to tangible assets	8.68%	9.03%	8.50%
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

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands, except %)	2023	2022	2022
Return on average tangible common equity
Total average common shareholders' equity	$1,343,227	$1,415,985	$1,349,583
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)
Average intangibles, net	(11,862)	(16,376)	(14,573)
Average tangible common equity	$1,088,804	$1,157,048	$1,092,449
Net income applicable to FB Financial Corporation	$36,381	$35,236	$124,555
Return on average common shareholders' equity	11.0%	10.1%	9.23%
Return on average tangible common equity	13.6%	12.4%	11.4%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of March 31, 2023, our footprint included 82 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. Our banking services extend to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, however we have other sources of funds including unsecured credit lines, brokered CDs, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary mortgage loan market, as well as from mortgage servicing revenues.
Recent developments
Recent banking events
In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, we have proactively positioned the balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve our clients and communities.
As of March 31, 2023, we carried on-balance sheet liquidity of $1.61 billion. We maintain the ability to access $6.78 billion of contingent liquidity from the FHLB, Federal Reserve, untapped brokered CDs, and unsecured lines of credit. Our available-for-sale debt securities portfolio is 11.2% of total assets and we do not maintain any held-to-maturity investment securities. Management considers our current liquidity position to be more than adequate to meet both short-term and long-term liquidity needs. Refer to the section 'Liquidity and capital resources' for additional information.
Further, our capital ratios of the Company, and its subsidiary bank are well above the standards to be considered well-capitalized under regulatory requirements. Refer to Note 12, "Minimum capital requirements," in the notes to our consolidated financial statements for additional details.
Non-performing assets were 0.61% of total assets as of March 31, 2023 and net charge-offs during the three months ended March 31, 2023 were 0.02%, reflecting our disciplined underwriting and conservative lending philosophy. Refer to the section 'Asset quality' for additional information.
While the recent bank failures have impacted the entire banking industry and future events cannot be predicted, we remain committed to safe and sound community banking practices that have been a cornerstone of the Company's values and historical performance.
Overview of recent financial performance
Results of operations
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Our net income increased during the three months ended March 31, 2023 to $36.4 million from $35.2 million for the three months ended March 31, 2022. Diluted earnings per common share were $0.78 and $0.74 for the three months ended March 31, 2023 and 2022, respectively. Our net income represented a return on average assets of 1.15% and 1.13% for the three months ended March 31, 2023 and 2022, respectively, and a return on average equity of 11.0% and 10.1% for the same periods. Our return on average tangible common equity for the three months ended March 31, 2023 and 2022 were 13.6% and 12.4%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended March 31, 2023, our net interest income before provision for credit losses increased to $103.7 million compared with $88.2 million in the three months ended March 31, 2022. Our net interest margin, on a tax-equivalent basis, increased to 3.51% for the three months ended March 31, 2023 as compared to 3.04% for the three months ended March 31, 2022. The increase was primarily driven by an increase in interest rates on loans HFI, which was partially offset by the impact of increasing costs of funds as competition over customer deposits has risen in the industry.
Noninterest income for the three months ended March 31, 2023 decreased by $18.0 million to $23.3 million, down from $41.4 million in the same period in the prior year. The decrease in noninterest income was primarily due to a $17.4 million decrease in mortgage banking income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These results were impacted by increasing interest rates, compressing margins, and a decrease in demand for residential mortgages during the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The change also reflects the closure of our direct-to-consumer mortgage internet delivery channel in the second quarter of 2022. Refer to the section "Business segment highlights" for additional information on the restructuring of our Mortgage segment.
Noninterest expense decreased to $80.4 million for the three months ended March 31, 2023, compared with $89.3 million for the three months ended March 31, 2022. The decrease in noninterest expense is reflective of the $12.5 million decrease in salaries, commissions and employee-related costs in the Mortgage segment related to the restructuring of our Mortgage segment and reduced headcount and mortgage production.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Income before taxes from the Banking segment increased for the three months ended March 31, 2023 to $46.3 million, compared to $44.8 million for the three months ended March 31, 2022. Net interest income increased by $15.5 million to $103.7 million during the three months ended March 31, 2023 compared to $88.2 million during the three months ended March 31, 2022. Our provisions for credit losses on loans HFI and unfunded loan commitments resulted in $0.5 million of expense during the three months ended March 31, 2023 compared to a $4.2 million net reversal of provision expense during the three months ended March 31, 2022. Noninterest income decreased slightly to $11.5 million in the three months ended March 31, 2023 as compared to $12.0 million in the three months ended March 31, 2022. The decrease includes a $2.7 million decrease in ATM and interchange fee income partially offset by a $1.1 million increase in the change in fair value of the commercial loans held for sale portfolio during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Noninterest expense increased to $68.4 million for three months ended March 31, 2023 compared to $59.6 million for the three months ended March 31, 2022 due to increases in regulatory fees, advertising, occupancy, and legal and professional fees.
Mortgage
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Activity in our Mortgage segment resulted in a pre-tax net loss of $0.2 million for the three months ended March 31, 2023 compared to a pre-tax net loss of $0.3 million for the three months ended March 31, 2022. Mortgage banking income decreased $17.4 million to $12.1 million during the three months ended March 31, 2023 compared to $29.5 million for the three months ended March 31, 2022. Interest rate increases, compressing margins, and a decrease in demand for residential mortgages contributed to a 71.4% decrease in interest rate lock volume during the three months ended March 31, 2023 compared with the same period in the prior year. Mortgage banking income and the decrease in interest rate lock volume reflect the restructuring of our mortgage business (referred to herein as "Mortgage restructuring"), including the exit of our direct-to-consumer internet delivery channel during the second quarter of 2022. Noninterest expense for the three months ended March 31, 2023 and 2022 was $12.1 million and $29.7 million, respectively, reflecting decreases in advertising, salaries, commissions and incentive costs associated with the decrease in production volume and headcount reduction from the Mortgage restructuring.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2023 and 2022.
Net interest income
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
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
During the three months ended March 31, 2023, the US Treasury yield curve remained inverted as long-term rates increased at a slower pace than short-term rates. This compares to the three months ended March 31, 2022, when the US Treasury yield curve steepened as long-term rates rose and short-term rates remained constant. The Federal Funds Target Rate range was 4.75% - 5.00% and 4.25% - 4.50% as of March 31, 2023 and December 31, 2022, respectively.
On a tax-equivalent basis, net interest income increased $15.6 million to $104.5 million for the three months ended March 31, 2023 as compared to $88.9 million for the three months ended March 31, 2022. The increase in tax-equivalent net interest income for the three months ended March 31, 2023 was primarily driven by an increase in interest rates and volume of loans HFI partially offset by increases in deposit interest expense resulting primarily from interest rate increases.
Interest income, on a tax-equivalent basis, was $160.3 million for the three months ended March 31, 2023, compared to $95.9 million for the three months ended March 31, 2022, an increase of $64.4 million. This interest income represents an increase in yield on interest-earning assets to 5.38% for the three months ended March 31, 2023 compared with 3.28% for the three months ended March 31, 2022. Interest income on loans held for investment, on a tax-equivalent basis, increased $57.0 million to $139.5 million for the three months ended March 31, 2023 from $82.5 million for the three months ended March 31, 2022 due primarily to increased interest rates. The average yield on loans HFI increased by 174 basis points period-over-period to 6.05% for the three months ended March 31, 2023. Contractual loan interest rates yielded 5.90% in the three months ended March 31, 2023 compared with 4.12% in the three months ended March 31, 2022. Additionally, average loans HFI increased to $9.35 billion for the three months ended March 31, 2023 compared to $7.76 billion for the three months ended March 31, 2022. The increase in average loans HFI is due to strong demand in our primary markets during the three months ended March 31, 2023.

The components of our loan yield for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
(dollars in thousands, except %)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI (1)	$135,872	5.90%	$78,789	4.12%
Origination and other loan fee income	3,101	0.13%	4,982	0.26%
Accretion (amortization) on purchased loans	319	0.01%	(2,352)	(0.12)%
Nonaccrual interest collections	175	0.01%	1,044	0.05%
Total loans HFI yield	$139,467	6.05%	$82,463	4.31%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
For the three months ended March 31, 2023 and 2022, net accretion on purchased loans increased the NIM by 1 basis point and net amortization on purchased loans decreased the NIM by 8 basis points, respectively. Net accretion/amortization is due to the continued impact of purchase accounting resulting from our previously-completed business combinations, which can fluctuate based on volume of early pay-offs. As of March 31, 2023 and December 31, 2022, the remaining net discount on all acquired loans amounted to $3.0 million and $3.3 million, respectively.
Interest expense was $55.8 million for the three months ended March 31, 2023, an increase of $48.9 million as compared to the three months ended March 31, 2022. The increase was largely attributed to a rise in interest rates in interest-bearing deposit accounts, and specifically on money market and interest-bearing checking deposit products. Interest expense on money market deposits increased $22.9 million to $24.5 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended March 31, 2022 and interest expense on interest-bearing checking deposits increased $16.6 million to $19.1 million for the three months ended March 31, 2023 from $2.5 million for the three months ended March 31, 2022. The average rate on money market deposits increased 274 basis points from 0.21% for the three months ended March 31, 2022 to 2.95% for the three months ended March 31, 2023 and the average rate on interest-bearing checking deposits increased 216 basis points from 0.28% for the three months ended March 31, 2022 to 2.44% for the three months ended March 31, 2023.
Overall, our NIM, on a tax-equivalent basis, increased to 3.51% for the three months ended March 31, 2023 from 3.04% for the three months ended March 31, 2022, driven by the interest rate increases previously discussed along with a shift in balance sheet composition, including a decline in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 1 basis point for the three months ended March 31, 2023 compared to approximately 29 basis points for the three months ended March 31, 2022.

Average balance, average yield earned and average rate paid
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2023			2022
(dollars in thousands on a tax-equivalent basis)	Average balances(1)	Interest income/ expense	Average yield/ rate	Average balances(1)	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (2)(3)	$9,346,708	$139,467	6.05%	$7,762,566	$82,463	4.31%
Mortgage loans held for sale	56,204	927	6.69%	470,005	3,566	3.08%
Commercial loans held for sale	16,608	159	3.88%	78,567	928	4.79%
Securities:
Taxable	1,402,535	6,570	1.90%	1,380,897	5,420	1.59%
Tax-exempt (3)	294,652	2,440	3.36%	318,849	2,523	3.21%
Total securities (3)	1,697,187	9,010	2.15%	1,699,746	7,943	1.90%
Federal funds sold and reverse repurchase agreements	188,013	1,855	4.00%	206,829	192	0.38%
Interest-bearing deposits with other financial institutions	728,576	8,008	4.46%	1,599,991	638	0.16%
FHLB stock	47,094	887	7.64%	32,894	147	1.81%
Total interest earning assets (3)	12,080,390	160,313	5.38%	11,850,598	95,877	3.28%
Noninterest Earning Assets:
Cash and due from banks	154,270			93,419
Allowance for credit losses	(134,803)			(125,980)
Other assets (4)(5)(6)	761,757			823,452
Total noninterest earning assets	781,224			790,891
Total assets	$12,861,614			$12,641,489
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$3,165,058	$19,060	2.44%	$3,559,755	$2,457	0.28%
Money market deposits(7)	3,369,953	24,510	2.95%	3,017,746	1,572	0.21%
Savings deposits	458,023	64	0.06%	487,945	64	0.05%
Customer time deposits(7)	1,472,221	9,221	2.54%	1,077,386	1,320	0.50%
Brokered and internet time deposits	1,607	8	2.02%	16,065	49	1.24%
Time deposits	1,473,828	9,229	2.54%	1,093,451	1,369	0.51%
Total interest-bearing deposits	8,466,862	52,863	2.53%	8,158,897	5,462	0.27%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	27,139	46	0.69%	30,056	14	0.19%
Federal Home Loan Bank advances	41,389	499	4.89%	—	—	—%
Subordinated debt(8)	126,161	2,402	7.72%	129,578	1,460	4.57%
Other borrowings	1,688	10	2.40%	1,502	9	2.43%
Total other interest-bearing liabilities	196,377	2,957	6.11%	161,136	1,483	3.73%
Total interest-bearing liabilities	8,663,239	55,820	2.61%	8,320,033	6,945	0.34%
Noninterest-bearing liabilities:
Demand deposits	2,588,756			2,767,087
Other liabilities(6)	266,299			138,291
Total noninterest-bearing liabilities	2,855,055			2,905,378
Total liabilities	11,518,294			11,225,411
FB Financial Corporation common shareholders' equity	1,343,227			1,415,985
Noncontrolling interest	93			93
Shareholders' equity	1,343,320			1,416,078
Total liabilities and shareholders' equity	$12,861,614			$12,641,489
Net interest income (tax-equivalent basis)		$104,493			$88,932
Interest rate spread (tax-equivalent basis)			2.77%			2.94%
Net interest margin (tax-equivalent basis) (9)			3.51%			3.04%
Cost of total deposits			1.94%			0.20%
Average interest-earning assets to average interest-bearing liabilities			139.4%			142.4%
(1)Calculated using daily averages.
(2)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances. Origination and other loan fee income of $3.1 million and $5.0 million, net accretion (amortization) of $0.3 million and $(2.4) million, and nonaccrual interest collections of $0.2 million and $1.0 million are included in interest income for the three months ended March 31, 2023 and 2022, respectively.
(3)Includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $0.8 million and $0.8 million for three months ended March 31, 2023 and 2022, respectively.
(4)Includes average net unrealized losses on investment securities available for sale of $222.8 million and $24.0 million for the three months ended March 31, 2023 and 2022, respectively.

(5)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $23,180 for the three months ended March 31, 2023.
(6)Includes investments in premises and equipment, OREO, interest receivable, mortgage servicing rights, core deposit and other intangibles, goodwill, and other miscellaneous assets.
(7)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $1.5 million of interest expense and $0.3 million of interest income from fair value hedging instruments on money market deposits,and $0.1 million and $0.2 million on customer time deposits for the three months ended March 31, 2023 and 2022, respectively.
(8)Includes $0.8 million of interest expense and $0.2 million of interest income from fair value hedging for the three months ended March 31, 2023 and 2022, respectively.
(9)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.
Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the three months ended March 31, 2023 and 2022. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three months ended March 31, 2023 compared to three months ended March 31, 2022 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans(1)(2)	$23,638	$33,366	$57,004
Loans held for sale - mortgage	(6,825)	4,186	(2,639)
Loans held for sale - commercial	(593)	(176)	(769)
Securities available-for-sale and other securities:
Taxable	101	1,049	1,150
Tax Exempt(2)	(200)	117	(83)
Federal funds sold and reverse repurchase agreements	(186)	1,849	1,663
Interest-bearing deposits with other financial institutions	(9,578)	16,948	7,370
FHLB stock	267	473	740
Total interest income(2)	6,624	57,812	64,436
Interest-bearing liabilities:
Interest-bearing checking deposits	(2,377)	18,980	16,603
Money market deposits(3)	2,562	20,376	22,938
Savings deposits	(4)	4	—
Customer time deposits(3)	2,473	5,428	7,901
Brokered and internet time deposits	(72)	31	(41)
Securities sold under agreements to repurchase and federal funds purchased	(5)	37	32
Federal Home Loan Bank advances	499	—	499
Subordinated debt(4)	(65)	1,007	942
Other borrowings	1	—	1
Total interest expense	3,012	45,863	48,875
Change in net interest income(2)	$3,612	$11,949	$15,561
(1)Origination and other loan fee income of $3.1 million and $5.0 million, net accretion (amortization) of $0.3 million and $(2.4) million, and nonaccrual interest collections of $0.2 million and $1.0 million are included in interest income for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million and $0.8 million for three months ended March 31, 2023 and 2022, respectively.
(3)Includes $0.9 million and $0.9 million of interest rate premium accretion on money market deposits, $1.5 million of interest expense and $0.3 million of interest income from fair value hedging instruments on money market deposits, and $0.1 million and $0.2 million on customer time deposits for the three months ended March 31, 2023 and 2022, respectively.
(4)Includes $0.8 million of interest expense and $0.2 million of interest income from fair value hedging instrument for the three months ended March 31, 2023 and 2022, respectively.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Basis of presentation" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion regarding ACL methodology.
Our allowance for credit losses calculation as of March 31, 2023 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included qualitative adjustments for projected slower GDP growth over the next two to three years, expected elevated unemployment levels, and expected interest rate increases from the Federal Reserve. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due primarily to inflation surrounding the potential impact and hardship on the U.S. economy. The qualitative evaluations above include considered projections that the economy may be nearing a recession. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
Three months ended March 31, 2023 compared to three months ended March 31, 2022
We recognized a provision for credit losses on loans HFI for the three months ended March 31, 2023 of $5.0 million. This compares to a reversal in provision for credit losses on loans HFI of $6.1 million recorded for the three months ended March 31, 2022. The current period provision resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach driven by an $67.8 million increase in loans HFI outstanding from December 31, 2022 to March 31, 2023 and the deteriorating economic forecasts as discussed in further detail above. For the three months ended March 31, 2022, the reversal in total provision for credit losses was primarily the result of improving economic forecasts allowing for a reduction of our reserves.
We also estimate expected credit losses on off-balance sheet loan commitments under the CECL methodology. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. For the three months ended March 31, 2023, we recorded a reversal in provision for credit losses on unfunded commitments of $4.5 million compared to provision expense of $1.9 million during the three months ended March 31, 2022. The decrease in the provision for credit losses on unfunded commitments is primarily due to an intentional decrease in the total loan commitments.
During the three months ended March 31, 2023, the unrealized value in our available-for-sale debt securities portfolio improved to an unrealized loss position of $207.3 million from $234.4 million as of December 31, 2022. During the three months ended March 31, 2022, our available-for-sale debt securities portfolio unrealized value declined $105.6 million from an unrealized gain position of $4.7 million as of December 31, 2021. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and we historically have not realized any losses associated with these investments. As such, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. The Company does not intend to sell those available-for-sale securities that have an unrealized loss as of March 31, 2023, and it is unlikely that the Company will be required to sell the securities before recovery to amortized cost basis at maturity due to our liquidity position and access to other sources of funds. Based on our evaluation of potential credit risk in the portfolio, no provision for credit losses on available-for-sale debt securities was required during the three months ended March 31, 2023 or 2022.

Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Mortgage banking income	$12,086	$29,531
Service charges on deposit accounts	3,053	2,914
ATM and interchange fees	2,396	5,087
Investment services and trust income	2,378	2,132
Gain (loss) from securities, net	69	(152)
Loss on sales or write-downs of other real estate owned and other assets	(183)	(434)
Other income	3,550	2,314
Total noninterest income	$23,349	$41,392
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Noninterest income amounted to $23.3 million for the three months ended March 31, 2023, a decrease of $18.0 million, or 43.6%, as compared to $41.4 million for the three months ended March 31, 2022. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage loan servicing fees, which includes the net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale. Mortgage banking income was $12.1 million and $29.5 million for the three months ended March 31, 2023 and 2022, respectively, representing a $17.4 million, or 59.1% decrease year-over-year.
During the second quarter of 2022, we exited our direct-to-consumer internet delivery channel within our Mortgage segment. Our direct-to-consumer channel was particularly dependent on the support of a strong refinance market and the unfavorable interest rate environment resulted in lack of demand and profitability in this delivery channel. For the three months ended March 31, 2022, direct-to-consumer comprised 43.4% our total interest rate lock volume and 50.7% of our sales volume, respectively.
During the three months ended March 31, 2023, our mortgage operations had sales of $0.33 billion which generated a gain on sales margin of 2.45%. This compares to $1.28 billion and 2.29% for the three months ended March 31, 2022. Sales of mortgage loans slowed as interest rates continue to rise and affordability constraints hinder many of our markets. The decrease in gain on sales is a result of over-capacity in the industry and compressing margins. Mortgage banking income from gains on sale and related fair value changes decreased to $7.7 million during the three months ended March 31, 2023 compared to $21.8 million for the three months ended March 31, 2022. Total interest rate lock volume decreased $0.93 billion, or 71.4%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Market conditions during the three months ended March 31, 2023, including declining consumer demand for mortgages and increased interest rates, have also shifted the mix of interest rate lock commitments by purpose down to 13.8% refinance volume for the three months ended March 31, 2023 compared with 43.0% refinance interest rate lock volume for the previous year.
Our mortgage business is directly impacted by the interest rate environment, increased regulations, consumer demand, economic conditions, and investor demand for mortgage production. As interest rates have increased, we continue to see margin compression and reduced volumes due to excess capacity in the industry, refinance fatigue and affordability constraints in our markets. Interest rate lock volume and consequently, mortgage banking income, can be materially and adversely impacted by rising interest rates, slow downs in consumer purchase activity, seasonality and excess market capacity.
Income from mortgage servicing was $7.8 million and $7.4 million for three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the changes in fair value of MSRs and related hedging activity resulted in a loss of $3.4 million. This compares to a $0.3 million benefit from the changes in fair value of MSRs and related hedging activity for three months ended March 31, 2022.

The components of mortgage banking income for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$8,146	$29,397
Net change in fair value of loans held for sale and derivatives	(421)	(7,548)
Change in fair value on MSRs	(3,407)	253
Mortgage servicing income	7,768	7,429
Total mortgage banking income	$12,086	$29,531
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$568,092
Retail	375,042	741,015
Total	$375,042	$1,309,107
Interest rate lock commitment volume by purpose (%):
Purchase	86.2%	57.0%
Refinance	13.8%	43.0%
Mortgage sales	$332,307	$1,284,482
Mortgage sale margin	2.45%	2.29%
Closing volume	$295,760	$993,733
Outstanding principal balance of mortgage loans serviced	$11,028,420	$11,150,118
ATM and interchange fees decreased $2.7 million to $2.4 million during the three months ended March 31, 2023 as compared to $5.1 million for the three months ended March 31, 2022. The decrease was primarily attributable to the expiration of our temporary exemption from the Durbin amendment during the second half of 2022. The Durbin amendment limits the amount of interchange transaction fees that banks with asset sizes greater than $10 billion are permitted to charge retailers for debit card processing. Interchange fee income varies with size and volume of transactions, which can fluctuate with seasonality, consumer spending habits and economic conditions. While our volume of interchange transactions increased approximately 9.00% during the three months ended March 31, 2023 from the previous year, interchange fee income declined by 54.9%, the majority of which related to the application of the fee cap imposed by the Durbin amendment impacting the current period.
Other income increased $1.2 million to $3.6 million during the three months ended March 31, 2023 as compared to $2.3 million during the three months ended March 31, 2022. This increase is primarily related to a $0.9 million gain associated with the change in fair value of the commercial loans held for sale portfolio during the three months ended March 31, 2023 compared to a $0.2 million loss for the three months ended March 31, 2022. Additional information on our commercial loans held for sale portfolio is included under the subheading 'Loans held for sale' included within this management's discussion and analysis.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Salaries, commissions and employee benefits	$48,788	$59,443
Occupancy and equipment expense	5,909	5,403
Legal and professional fees	3,108	2,607
Data processing	2,113	2,481
Amortization of core deposit and other intangibles	990	1,244
Advertising	2,133	4,033
Other expense	17,399	14,061
Total noninterest expense	$80,440	$89,272

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Noninterest expense decreased by $8.8 million during the three months ended March 31, 2023 to $80.4 million as compared to $89.3 million in the three months ended March 31, 2022. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expenses representing 60.7% and 66.6% of total noninterest expense in the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, salaries and employee benefits expense decreased $10.7 million, or 17.9%, to $48.8 million as compared to $59.4 million for the three months ended March 31, 2022. The decrease was attributable to a $5.2 million decrease in salaries due to the impact of the reduction in headcount from the Mortgage restructuring. Additionally, the decrease included a $5.1 million decrease in incentive and commission-based compensation during the three months ended March 31, 2023, which was driven by the decrease in mortgage production volume and decline in profitability during the period.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended March 31, 2023, advertising expense decreased $1.9 million to $2.1 million compared to $4.0 million during the three months ended March 31, 2022. This decrease is primarily attributable to realigning our expenses after the Mortgage restructuring to reflect the decrease in production.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $3.3 million during the three months ended March 31, 2023 to $17.4 million compared to $14.1 million during the three months ended March 31, 2022. This increase includes a $1.1 million increase in regulatory fees and assessments and other costs associated with our growth.
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
Our efficiency ratio was 63.3% and 68.9% for the three months ended March 31, 2023 and 2022, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 63.3% and 68.1% for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily attributable to our focus on reducing unnecessary expenses and the restructuring of the Mortgage segment. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for the calculation and discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $9.7 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively. This represents effective tax rates of 21.0% and 20.9% for the three months ended March 31, 2023 and 2022, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional adjustments for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, increased our effective tax rate by 0.6% and 2.1% for the three months ended March 31, 2023 and 2022, respectively.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law in the United States. Among other provisions, the IRA imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.

Financial condition
The following discussion of our financial condition compares balances as of March 31, 2023 and December 31, 2022.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	March 31,			December 31,
	2023				2022
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$2,797,208	$1,671,398	18%	$2,671,861	$1,645,783	18%
Construction	3,037,706	1,697,513	18%	3,296,503	1,657,488	18%
Residential real estate:
1-to-4 family mortgage	1,563,173	1,562,503	17%	1,573,950	1,573,121	17%
Residential line of credit	1,160,682	497,391	5%	1,151,750	496,660	5%
Multi-family mortgage	495,689	489,379	5%	496,664	479,572	5%
Commercial real estate:
Owner-occupied	1,185,041	1,136,978	12%	1,156,534	1,114,580	12%
Non-owner occupied	2,058,756	1,939,517	21%	2,109,218	1,964,010	21%
Consumer and other	397,104	371,317	4%	393,632	366,998	4%
Total loans	$12,695,359	$9,365,996	100%	$12,850,112	$9,298,212	100%
Our loans HFI portfolio is our most significant earning asset, comprising 71.5% and 72.4% of our total assets as of March 31, 2023 and December 31, 2022, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of March 31, 2023 and December 31, 2022, loans held for investment included approximately $300.0 million and $280.5 million, respectively, related to participated loans. We also sell loan participations to unaffiliated third parties as part of our credit risk management and balance sheet management strategy. During the three months ended March 31, 2023 and 2022, we sold $4.4 million and $0.3 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses. As of March 31, 2023 and December 31, 2022, there were no concentrations of loans exceeding 10% of total loans other than our exposure to Tennessee and the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. Management strives to operate within the thresholds set forth above.
When our ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management.

The table below shows concentration ratios for the Bank and Company as of March 31, 2023 and December 31, 2022.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
March 31, 2023
Construction	120.0%	117.3%
Commercial real estate	293.7%	287.1%
December 31, 2022
Construction	119.0%	117.2%
Commercial real estate	296.5%	291.9%
Loan categories
The principal categories of our loans held for investment portfolio are discussed below:

Commercial and industrial loans.
We provide a mix of variable and fixed rate commercial and industrial loans. Our commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital and operating needs and business expansions, including the purchase of capital equipment and loans made to farmers relating to their operations. This category also includes loans secured by manufactured housing receivables. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. We plan to continue to make commercial and industrial loans an area of emphasis in our lending portfolio in the future.

Construction loans.
Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. We continue to focus on decreasing these commitments. While commitments made in 2021 and the first quarter of 2022 have continued to fund up, commitments to extend additional funds in this category have slowed and the unfunded commitments in our construction portfolio have declined $298.8 million or 18.2% compared to December 31, 2022. We expect our outstanding balances in the construction portfolio to decrease over the coming quarters as loans mature and unfunded commitments continue to decrease.

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

Multi-family residential loans.
Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. The value of these loans may be affected by unemployment or underemployment, and market values of real estate among other factors. We plan to continue to make multifamily loans an area of emphasis for our loan portfolio as demand in our markets for housing increases and 1-4 family mortgages become more difficult to obtain.

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

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of March 31, 2023. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	March 31, 2023
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$658,527	$817,286	$194,600	$985	$1,671,398
Commercial real estate:
Owner-occupied	116,227	564,532	429,717	26,502	1,136,978
Non-owner occupied	165,618	887,871	866,862	19,166	1,939,517
Residential real estate:
1-to-4 family mortgage	83,614	420,287	285,082	773,520	1,562,503
Residential line of credit	33,577	94,987	368,440	387	497,391
Multi-family mortgage	57,835	287,093	128,812	15,639	489,379
Construction	938,585	573,838	179,523	5,567	1,697,513
Consumer and other	38,350	66,070	69,561	197,336	371,317
Total ($)	$2,092,333	$3,711,964	$2,522,597	$1,039,102	$9,365,996
Total (%)	22.3%	39.6%	26.9%	11.2%	100.0%

For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of March 31, 2023.

	March 31, 2023
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$502,457	$510,414	$1,012,871
Commercial real estate:
Owner-occupied	784,961	235,790	1,020,751
Non-owner occupied	977,567	796,332	1,773,899
Residential real estate:
1-to-4 family mortgage	1,161,189	317,700	1,478,889
Residential line of credit	4,328	459,486	463,814
Multi-family mortgage	327,557	103,987	431,544
Construction	276,203	482,725	758,928
Consumer and other	319,043	13,924	332,967
Total ($)	$4,353,305	$2,920,358	$7,273,663
Total (%)	59.9%	40.1%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2023. As of March 31, 2023 and December 31, 2022, we had $17.2 million and $17.4 million, respectively, in fixed-rate loans in which we have entered into variable rate swap contracts.

	March 31, 2023
(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of March 31, 2023
One year or less	$655,944	$1,436,389	$2,092,333
One to five years	2,293,405	1,418,559	3,711,964
Five to fifteen years	1,303,729	1,218,868	2,522,597
Over fifteen years	756,171	282,931	1,039,102
Total ($)	$5,009,249	$4,356,747	$9,365,996
Total (%)	53.5%	46.5%	100.0%

Of the loans shown above with floating interest rates as of March 31, 2023, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$2,112	24.92	$—	—	$—	—	$—	—	$2,112	24.92
26-50 bps	1,704	50.00	3,183	29.94	494	33.73	2,007	28.00	7,388	34.29
51-75 bps	223	75.00	2,590	67.66	17,228	60.20	4,639	63.09	24,680	61.66
76-100 bps	816	100.00	13,711	89.53	4,875	84.12	3,239	79.79	22,641	87.35
101-200 bps	23,209	169.97	95,689	161.57	87,155	150.47	10,708	169.55	216,761	158.40
201-300 bps	83,098	270.59	85,855	267.46	141,351	252.12	21,607	261.00	331,911	261.29
301-400 bps	326,557	378.40	241,584	375.47	181,356	363.67	38,384	367.84	787,881	373.60
401-500 bps	664,140	460.19	513,397	454.36	455,390	452.45	143,024	460.20	1,775,951	456.52
501-600 bps	6,446	535.80	6,740	542.72	26,664	545.20	33,184	524.94	73,034	534.94
601 bps and above	668	788.60	2,736	675.48	11,237	686.53	2,157	800.00	16,798	703.36
Total loans with current rates above floors	$1,108,973	414.66	$965,485	382.61	$925,750	372.09	$258,949	413.77	$3,259,157	393.00
Loans at interest rate floors providing support:
1-25 bps	$—	—	$1,250	22.00	$—	—	$—	—	$1,250	22.00
26-50 bps	—	—	—	—	428	47.00	138	47.00	566	47.00
101-200 bps	—	—	39	162.00	281	147.00	—	—	320	148.85
Total loans at interest rate floors providing support	$—	—	$1,289	26.28	$709	86.61	$138	47.00	$2,136	47.64
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of March 31, 2023 and December 31, 2022, we had $79.9 million and $87.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.2 million for both the three months ended March 31, 2023 and 2022. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.2 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

In addition to loans HFI, we also include loans HFS that have stopped accruing interest or become 90 days or more past due. Our nonperforming commercial loans HFS represent a pool of institutional healthcare loans acquired in our 2020 merger with Franklin Financial Network, Inc. that amounted to $9.3 million as of both March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, we had $20.5 million and $26.2 million, respectively, of delinquent GNMA loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of March 31, 2023 and December 31, 2022, other real estate owned included $0.5 million and $2.1 million, respectively, of excess land and facilities held for sale resulting from our prior acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $0.5 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	March 31,		December 31,
(dollars in thousands)	2023	2022	2022
Loan Type
Commercial and industrial	$2,455	$3,940	$1,443
Construction	382	679	389
Residential real estate:
1-to-4 family mortgage	20,593	15,023	23,115
Residential line of credit	1,082	1,577	1,531
Multi-family mortgage	39	48	42
Commercial real estate:
Owner-occupied	7,211	6,989	5,410
Non-owner occupied	5,802	7,185	5,956
Consumer and other	7,916	5,258	7,960
Total nonperforming loans held for investment	$45,480	$40,699	$45,846
Commercial loans held for sale	9,278	5,087	9,289
Mortgage loans held for sale(1)	20,528	—	26,211
Other real estate owned	4,085	9,721	5,794
Other	498	453	351
Total nonperforming assets	$79,869	$55,960	$87,491
Nonperforming loans held for investment as a percentage of total loans HFI	0.49%	0.51%	0.49%
Nonperforming assets as a percentage of total assets	0.61%	0.44%	0.68%
Nonaccrual loans HFI as a percentage of loans HFI	0.35%	0.35%	0.30%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days as of March 31, 2023 and December 31, 2022.
We have evaluated our loans held for investment classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses as of March 31, 2023 and December 31, 2022. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $25.1 million at March 31, 2023 as compared to $31.3 million at December 31, 2022.
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
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters. See "Critical Accounting Estimates- Allowance for credit losses" within management's discussion and analysis in our Form 10-K and Note 3 “Loans and allowance for credit losses“ in the notes to the consolidated financial statements in this report for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	March 31,		December 31,
	2023		2022
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$11,117	0.67%	$11,106	0.67%
Construction	41,025	2.42%	39,808	2.40%
Residential real estate:
1-to-4 family mortgage	27,213	1.74%	26,141	1.66%
Residential line of credit	9,034	1.82%	7,494	1.51%
Multi-family mortgage	6,619	1.35%	6,490	1.35%
Commercial real estate:
Owner occupied	7,952	0.70%	7,783	0.70%
Non-owner occupied	21,868	1.13%	21,916	1.12%
Consumer and other	13,981	3.77%	13,454	3.67%
Total allowance	$138,809	1.48%	$134,192	1.44%

The following table summarizes activity in our allowance for credit losses during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2023	2022	2022
Allowance for credit losses at beginning of period	$134,192	$125,559	$125,559
Charge-offs:
Commercial and industrial	(46)	(4)	(2,087)
Residential real estate:
1-to-4 family mortgage	(16)	—	(77)
Commercial real estate:
Owner occupied	—	—	(15)
Non-owner occupied	—	—	(268)
Consumer and other	(705)	(575)	(2,254)
Total charge-offs	$(767)	$(579)	$(4,701)
Recoveries:
Commercial and industrial	$67	$958	$2,005
Construction	—	—	11
Residential real estate:
1-to-4 family mortgage	15	12	54
Residential line of credit	—	1	17
Commercial real estate:
Owner-occupied	66	10	88
Consumer and other	239	217	766
Total recoveries	$387	$1,198	$2,941
Net (charge-offs) recoveries	(380)	619	(1,760)
Provision for credit losses	4,997	(6,129)	10,393
Allowance for credit losses at the end of period(1)	$138,809	$120,049	$134,192
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.02)%	0.03%	(0.02)%
Allowance for credit losses as a percentage of loans at end of period(1)	1.48%	1.50%	1.44%
Allowance for credit losses as a percentage of nonaccrual loans HFI(1)	421.9%	431.4%	489.2%
Allowance for credit losses as a percentage of nonperforming loans at end of period(1)	305.2%	295.0%	292.7%
(1) Excludes reserve for credit losses on unfunded commitments of $18.5 million,$16.3 million, and $23.0 million recorded in accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2023, March 31, 2022, and December 31, 2022, respectively.

The following tables details our provision for credit losses and net (charge-offs) recoveries to average loans outstanding by loan category during the periods indicated:

	Provision for credit losses(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three Months Ended March 31, 2023
Commercial and industrial	$(10)	$21	$1,663,572	0.01%
Construction	1,217	—	1,687,980	—%
Residential real estate:
1-to-4 family mortgage	1,073	(1)	1,567,471	—%
Residential line of credit	1,540	—	497,047	—%
Multi-family mortgage	129	—	487,394	—%
Commercial real estate:
Owner-occupied	103	66	1,127,738	0.02%
Non-owner occupied	(48)	—	1,951,024	—%
Consumer and other	993	(466)	364,482	(0.52)%
Total	$4,997	$(380)	$9,346,708	(0.02)%
Three Months Ended March 31, 2022
Commercial and industrial	$(4,006)	$954	$1,314,862	0.29%
Construction	3,206	—	1,373,379	—%
Residential real estate:
1-to-4 family mortgage	1,908	12	1,296,550	—%
Residential line of credit	641	1	384,592	—%
Multi-family mortgage	(578)	—	358,449	—%
Commercial real estate:
Owner occupied	(4,187)	10	974,227	—%
Non-owner occupied	(4,478)	—	1,691,268	—%
Consumer and other	1,365	(358)	369,239	(0.39)%
Total	$(6,129)	$619	$7,762,566	0.03%
Year Ended December 31, 2022
Commercial and industrial	$(4,563)	$(82)	$1,466,685	(0.01)%
Construction	11,221	11	1,549,622	—%
Residential real estate:
1-to-4 family mortgage	7,060	(23)	1,438,801	—%
Residential line of credit	1,574	17	431,826	—%
Multi-family mortgage	(486)	—	411,509	—%
Commercial real estate:
Owner occupied	(4,883)	73	1,060,523	0.01%
Non-owner occupied	(3,584)	(268)	1,839,577	(0.01)%
Consumer and other	4,054	(1,488)	343,107	(0.43)%
Total	$10,393	$(1,760)	$8,541,650	(0.02)%
1) Excludes (reversal of) provision for credit losses on unfunded commitments of $(4.5) million, $1.9 million and $8.6 million recorded for the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022, respectively.
The allowance for credit losses was $138.8 million and $134.2 million and represented 1.48% and 1.44% of loans held for investment as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, we experienced net charge-offs of $0.4 million, or 0.02% of average loans HFI, compared to net recoveries of $0.6 million, or 0.03% for the three months ended March 31, 2022. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI remained constant at 0.49% as of March 31, 2023 compared to December 31, 2022.
The primary reason for the increase in the allowance for credit losses is due to loan growth and a tightening monetary policy environment during the three months ended March 31, 2023. Specifically, we performed qualitative evaluations within our established qualitative framework, weighting the impact uncertainty due to inflation, negative economic forecasts, predicted Federal Reserve rate increases, status of federal government stimulus programs, supply chain disruptions for our customers, recent bank failures and other considerations. Further, the increase in estimated required reserve was attributable to forecasted deterioration in asset quality projected over life of the loan portfolio. As a ratio of

ACL to loans HFI by loan type, our construction, consumer and other, residential 1-4 family mortgage and HELOC portfolios incurred the largest increases year-over-year due to weighted projections that the economy may be nearing a recession. These portfolios are heavily reliant on the strength of the economy; and therefore, they are adversely affected by inflation, supply chain disruptions, and unemployment.
We also maintain an allowance for credit losses on unfunded commitments, which decreased to $18.5 million as of March 31, 2023 from $23.0 million as of December 31, 2022 due to a 6.27% or $222.5 million decrease in unfunded loan commitments during the period. Notably, there was a $298.8 million decrease in unfunded commitments in our construction loan category pipeline which resulted in a $4.5 million decrease in required ACL related to unfunded commitments. Our unfunded commitments in our construction loan category decreased as a result of management's concentrated effort over the last few quarters to reduce commitments in specific categories judged to be inherently higher risk considering the current and projected economic conditions.
Loans held for sale
Commercial loans held for sale
Our loans held for sale includes a previously acquired portfolio of commercial loans, including syndicated national credits and institutional healthcare loans that are accounted for as held for sale. The loans had a fair value of $9.5 million as of March 31, 2023 compared to $30.5 million as of December 31, 2022. The change is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs. As of March 31, 2023, the remaining outstanding balance was made up of only two relationships.
As a result of the payoff of two syndicated national credits and other net changes in fair value of commercial loans held for sale during three months ended March 31, 2023, we recorded a gain of $0.9 million, compared to a loss of $0.2 million for the three months ended March 31, 2022, both of which are included in 'other noninterest income' on the consolidated statement of income.
Mortgage loans held for sale
Mortgage loans held for sale consisted of $52.5 million of residential real estate mortgage loans in the process of being sold to third parties and $20.5 million of GNMA optional repurchase loans. This compares to $82.8 million of residential real estate mortgage loans in the process of being sold to third parties and $26.2 million of GNMA optional repurchase loans as of December 31, 2022.
Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. Interest rate lock volume for the three months ended March 31, 2023 and 2022 totaled $0.38 billion and $1.31 billion, respectively. The decrease in interest rate lock volume during the three months ended March 31, 2023 reflects the slow down experienced across the industry compared with the three months ended March 31, 2022, which benefited from historically low interest rates pre-empted by the COVID-19 Pandemic. The decrease also reflects the exit from our direct-to-consumer internet delivery channel completed during 2022. Interest rate lock volume within our direct-to-consumer internet delivery channel for the three months ended March 31, 2022 totaled $0.57 billion. Interest rate lock commitments in the pipeline were $157.2 million as of March 31, 2023 compared with $118.3 million as of December 31, 2022
Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within fifteen to twenty-five days after the loan is funded, depending on the economic environment and competition in the market. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Other earning assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in low interest rate environments. Additionally, we believe it positions us more favorably for a rising interest rate environment. Securities purchased under agreements to resell totaled $26.3 million and $75.4 million at March 31, 2023 and December 31, 2022, respectively.
Available-for-sale debt securities portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for various lines of credit and other borrowings. The investment objectives guide the portfolio allocation among security types, maturities, and other attributes.
The fair value of our available-for-sale debt securities portfolio was $1.47 billion as of both March 31, 2023 and December 31, 2022.
During the three months ended March 31, 2023 and 2022, we purchased $0.9 million and $170.1 million in investment securities, respectively. There were no sales of securities sold during the three months ended March 31, 2023 or 2022. During the three months ended March 31, 2023 and 2022, maturities and calls of securities totaled $26.8 million and $57.4 million, respectively.
Included in the fair value of available-for-sale debt securities were net unrealized losses of $207.3 million and $234.4 million at March 31, 2023 and December 31, 2022, respectively. Current net unrealized losses are due to interest rate increases. We believe we are well positioned to mitigate the impact of future rate increases due to the shorter duration of our portfolio.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	As of March 31,			As of December 31,
	2023			2022
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$31,102	2.1%	2.25%	$729	—%	2.40%
Maturing in one to five years	77,721	5.3%	2.04%	106,951	7.3%	2.10%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	108,823	7.4%	2.10%	107,680	7.3%	2.10%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	33,934	2.3%	1.56%	27,082	1.8%	1.50%
Maturing in five to ten years	6,032	0.4%	1.58%	12,011	0.8%	1.70%
Maturing after ten years	962	0.1%	4.55%	969	0.1%	3.32%
Total government agency securities	40,928	2.8%	1.63%	40,062	2.7%	1.60%
Municipal securities:
Maturing within one year	3,168	0.2%	2.03%	3,496	0.2%	2.18%
Maturing in one to five years	18,930	1.3%	2.67%	17,775	1.2%	2.38%
Maturing in five to ten years	43,801	3.0%	3.13%	39,034	2.7%	3.12%
Maturing after ten years	205,095	13.9%	2.93%	204,115	13.9%	3.18%
Total obligations of state and municipal subdivisions	270,994	18.4%	2.91%	264,420	18.0%	3.10%
Residential and commercial mortgage-backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	3,758	0.3%	2.76%	3,834	0.3%	2.73%
Maturing in five to ten years	25,725	1.7%	2.68%	23,683	1.6%	2.65%
Maturing after ten years	1,013,628	68.9%	1.85%	1,024,320	69.6%	1.84%
Total residential and commercial mortgage- backed securities guaranteed by FNMA, GNMA and FHLMC	1,043,111	70.9%	1.87%	1,051,837	71.5%	1.86%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	373	—%	5.00%
Maturing in five to ten years	7,149	0.5%	3.94%	6,814	0.5%	3.87%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	7,149	0.5%	3.94%	7,187	0.5%	3.94%
Total available-for-sale debt securities	$1,471,005	100.0%	2.08%	$1,471,186	100.0%	2.10%
(1)Yields on a tax-equivalent basis.

Equity Securities
As of March 31, 2023 and December 31, 2022, we had $3.1 million and $3.0 million, respectively, in marketable equity securities recorded at fair value that primarily consisted of mutual funds. During the three months ended March 31, 2023, the change in the fair value of equity securities resulted in a net gain of $69 thousand. During the three months ended March 31, 2022, the change in the fair value of equity securities resulted in a net loss of $154 thousand.

Deposits
Deposits represent the Bank’s primary source of funds. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.
Total deposits were $11.18 billion and $10.86 billion as of March 31, 2023 and December 31, 2022, respectively, which represents a 12.2% annualized increase quarter-over-quarter. Noninterest-bearing deposits at March 31, 2023 and December 31, 2022 were $2.49 billion and $2.68 billion, respectively, while interest-bearing deposits were $8.69 billion and $8.18 billion at March 31, 2023 and December 31, 2022, respectively. Included in noninterest-bearing deposits are certain mortgage escrow deposits from our third-party mortgage servicing provider amounting to $92.9 million and $75.6 million at March 31, 2023 and December 31, 2022, respectively.
Interest-bearing checking deposits and money market increased by $232.9 million and $230.9 million during the three months ended March 31, 2023, respectively. These increases were primarily driven by increases in our deposits from municipal and governmental entities (i.e. "public deposits") which increased by $313.2 million during the period. These increases were partially offset by decreases in non-interest bearing deposits of $187.5 million during the same period. Our deposit composition continues to shift as banks are competing for customers who are searching for higher yields.
As a result of the rising interest rate environment and the shift in our deposit composition, our total cost of deposits increased during the three months ended March 31, 2023 from the three months ended March 31, 2022 by 174 basis points to 1.94%, and the cost of interest-bearing deposits increased to 2.53% from 0.27% in the same period for the prior year.
We utilize designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of March 31, 2023 and December 31, 2022 was $8.7 million and $9.8 million, respectively.
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

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	As of March 31,			As of December 31,
	2023			2022
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate

Deposit Type
Noninterest-bearing demand	$2,489,149	23%	—%	$2,676,631	25%	—%
Interest-bearing demand	3,292,883	29%	2.44%	3,059,984	28%	0.70%
Money market	3,457,032	31%	2.95%	3,226,102	30%	0.80%
Savings deposits	446,981	4%	0.06%	471,143	4%	0.05%
Customer time deposits	1,496,024	13%	2.54%	1,420,131	13%	0.99%
Brokered and internet time deposits	846	—%	2.02%	1,843	—%	1.36%
Total deposits	$11,182,915	100%	1.94%	$10,855,834	100%	0.54%

Customer Time Deposits
0.00-1.00%	$227,624	15%		$387,739	27%
1.01-2.00%	341,232	23%		341,721	24%
2.01-3.00%	78,959	5%		89,916	6%
3.01-4.00%	382,690	26%		342,576	24%
4.01-5.00%	431,231	29%		224,308	16%
Above 5.00%	34,288	2%		33,871	3%
Total customer time deposits	$1,496,024	100%		$1,420,131	100%
Brokered and Internet Time Deposits
0.00-1.00%	$99	12%		$99	5%
1.01-2.00%	—	—%		747	41%
2.01-3.00%	497	59%		747	41%
3.01-4.00%	250	29%		250	13%
4.01-5.00%	—	—%		—	—%
Above 5.00%	—	—%		—	—%
Total brokered and internet time deposits	$846	100%		$1,843	100%
Total time deposits	$1,496,870			$1,421,974
The below sets forth maturity information on time deposits below and in excess of the FDIC insurance limit as of March 31, 2023:

	March 31, 2023
(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$100,791	0.91%
Over Three to Six	101,432	1.79%
Over Six to Twelve	274,520	2.75%
Over Twelve	450,498	3.35%
Total	$927,241	2.73%

Time deposits of greater than $250
Months to maturity:
Three or less	$216,394	1.96%
Over Three to Six	49,489	2.53%
Over Six to Twelve	134,315	3.41%
Over Twelve	169,431	3.69%
Total	$569,629	2.87%

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Further details related to our estimated uninsured, uncollateralized and estimated insured deposits outstanding is presented below:

	March 31,	December 31,
	2023	2022
Estimated insured or collateralized deposits	$7,926,537	$7,288,641
Estimated uninsured deposits(1)	$5,662,346	$5,644,534
Estimated uninsured and uncollateralized deposits(2)	$3,256,378	$3,567,193
Estimated uninsured and uncollateralized deposits as a % of total deposits(2)	29.1%	32.9%
(1) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.
(2) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $26.7 million and $21.9 million at March 31, 2023 and December 31, 2022, respectively.
We maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e. federal funds purchased) totaled $11.5 million and $65.0 million as of March 31, 2023 and December 31, 2022, respectively.
FHLB short-term borrowings
As a member of the FHLB Cincinnati, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of March 31, 2023 and December 31, 2022 had total borrowing capacity of $1.20 billion and $1.27 billion, respectively. As of March 31, 2023 and December 31, 2022, we had qualifying loans pledged as collateral securing these lines amounting to $2.56 billion and $2.67 billion, respectively. Overnight cash advances against this line totaled $125.0 million and $175.0 million as of March 31, 2023 and December 31, 2022, respectively. The borrowing rate on our FHLB short-term borrowings was 4.89% and 3.89% as of March 31, 2023 and December 31, 2022, respectively.
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
Additionally, during the year ended December 31, 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. During the three months ended March 31, 2022, we began mitigating our interest rate exposure associated with these notes through the use of fair value hedging instruments. See Note 9, "Derivatives" in the notes to the consolidated financial statements for additional details related to these instruments.

Further information related to the our subordinated debt as of March 31, 2023 is detailed below:

(dollars in thousands, except %)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008(2)	$9,280	8.41%	3-month LIBOR plus 3.25%
FBK Trust II (1)	2003	06/26/2033	6/26/2008(3)	21,650	8.28%	3-month LIBOR plus 3.15%
Additional subordinated debt:
FBK subordinated debt I(4)	2020	09/01/2030	9/1/2025 (5)	100,000	4.50%	Semi-annual fixed (6)
Unamortized debt issuance costs				(902)
Fair value hedge (See Note 9, "Derivatives" )				(2,952)
Total subordinated debt, net				$127,076
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

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.3 million and $1.4 million as of March 31, 2023 and December 31, 2022, respectively. In addition, other borrowings on our consolidated balance sheets includes guaranteed rebooked GNMA loans previously sold that have become past due over 90 days and are eligible for repurchase totaling $20.5 million and $26.2 million as of March 31, 2023 and December 31, 2022, respectively. See Note 5, "Leases" and Note 10, "Fair value of financial instruments" within the Notes to our consolidated financial statements for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
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
As part of our liquidity management strategy, we focus on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest-bearing and other low-cost deposits, while replacing higher cost funding sources including borrowed funds. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. As of both March 31, 2023 and December 31, 2022, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Available-for-sale debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of March 31, 2023 and December 31, 2022, we had pledged securities related to these items with carrying values of $1.18 billion and $1.19 billion, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. As of March 31, 2023 and December 31, 2022, we had outstanding overnight cash advances from the FHLB totaling $125.0 million and $175.0 million, respectively. As of March 31, 2023, there was $1.20 billion available to borrow against with a remaining capacity of $473.2 million. As of December 31, 2022, there was $1.27 billion available to borrow against with a remaining capacity of $830.0 million.
We maintained unsecured lines of credit with other commercial banks totaling $350.0 million as of both March 31, 2023 and December 31, 2022. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e. federal funds purchased) totaled $11.5 million and $65.0 million as of March 31, 2023 and December 31, 2022, respectively.
Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	As of March 31,	As of December 31,
(dollars in thousands)	2023	2022
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,319,951	$1,027,052
Unpledged available-for-sale debt securities	286,169	280,165
Equity securities, at fair value	3,059	2,990
Total on-balance sheet liquidity	$1,609,179	$1,310,207

Available sources of liquidity:
Unsecured borrowing capacity(a)	$3,755,059	$3,595,812
FHLB remaining borrowing capacity	473,160	829,959
Federal Reserve discount window	2,548,886	2,470,000
Total available sources of liquidity	$6,777,105	$6,895,771

On-balance sheet liquidity as a percentage of total assets	12.3%	10.2%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits	257.5%	230.0%
(a) Borrowing capacity capped per internal policy; includes untapped brokered CD’s and unsecured lines of credit.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of March 31, 2023 and December 31, 2022, $158.2 million and $161.3 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2023, there were $23.5 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three months ended March 31, 2022, there were $17.3 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the

TDFI. Subsequent to March 31, 2023, the board approved a dividend from the Bank to the holding company to be paid in the second quarter for $8.5 million that also did not require approval from the TDFI.
During the three months ended March 31, 2023, the Company declared and paid shareholder dividends of $0.15 per share, or $7.0 million, respectively. During the three months ended March 31, 2022, the Company declared and paid dividends of $0.13 per share, or $6.2 million, respectively. Subsequent to March 31, 2023, the Company declared a quarterly dividend in the amount of $0.15 per share, payable on May 23, 2023, to stockholders of record as of May 9, 2023.
Shareholders’ equity and capital management
Our total shareholders’ equity was $1.37 billion at March 31, 2023 and $1.33 billion at December 31, 2022. Book value per share was $29.29 at March 31, 2023 and $28.36 at December 31, 2022, respectively. The increase in shareholders’ equity was primarily attributable to an increase in retained net income, net of declared by dividends. In addition, the increase in shareholders’ equity was driven by a $27.1 million unrealized gain within our available-for-sale debt securities portfolio during the three months ended March 31, 2023.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of March 31, 2023 and December 31, 2022, we met all capital adequacy requirements for which we are subject. See additional discussion regarding our capital adequacy and ratios at within Note 12, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	March 31,	December 31,
(in basis points)	2023	2022
+400	17.9%	20.6%
+300	13.5%	15.1%
+200	10.3%	10.8%
+100	5.82%	5.98%
-100	(6.20)%	(6.32)%
-200	(12.5)%	(13.2)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	March 31,	December 31,
(in basis points)	2023	2022
+400	(12.8)%	(9.90)%
+300	(8.42)%	(7.00)%
+200	(4.07)%	(4.00)%
+100	(1.09)%	(1.66)%
-100	(0.79)%	0.99%
-200	(3.46)%	1.07%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of March 31, 2023 and December 31, 2022 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our variable rate loan portfolio is indexed to market rates and timing of repricing of loans and deposits varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit beta's as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A—RISK FACTORS
The following risk factor supplements and should be read in conjunction with the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent volatility in the banking industry, and responsive measures to manage it, could have an adverse effect on our financial position or results of operations.
In recent months, several financial institutions have failed or required outside liquidity support. These events have created the risk of additional stress to other financial institutions and the banking industry generally as a result of increased lack of confidence in the financial sector. U.S. and international regulators have taken action in an effort to strengthen public confidence in the banking system, including the creation of a new Bank Term Funding Program and international coordination to enhance the provision of liquidity via the standing U.S. dollar liquidity swap line arrangements. There can be no assurance that these actions will stabilize the financial services industry and financial markets. While we currently do not anticipate liquidity constraints of the kind that caused certain other banks to fail or require external support, constraints on our liquidity could occur as a result of unanticipated deposit withdrawals because of market distress or our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions. Moreover, some of our customers may become less willing to maintain deposits at our bank because of broader market concerns with the level of insurance available on those deposits. Our business and our financial condition and results of operations could be adversely affected by continued soundness concerns regarding financial institutions generally and our counterparties specifically and limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system as well as the impact of excessive deposit withdrawals.
Additionally, the recent events in the banking sector may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. Although we cannot predict with certainty which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2023:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
January 1 - January 31, 2023	136,262	$36.29	136,262	$61,249,538
February 1 - February 28, 2023	—	—	—	61,249,538
March 1 - March 31, 2023	—	—	—	61,249,538
Total	136,262	$—	136,262	$61,249,538
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

FB Financial Corporation

/s/ Michael M. Mettee
May 8, 2023	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
May 8, 2023	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)