Form 10-Q
period 2023-06-30
FB Financial Corp
filed 2023-08-04
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37875
_____________________________________________________________
FB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
______________________________________________________________

Tennessee	62-1216058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1221 Broadway, Suite 1300 Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 564-1212
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	FBK	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of July 31, 2023 was 46,798,639.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements (unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	GAAP	U.S. generally accepted accounting principles
AFS	Available-for-sale	GDP	Gross domestic product
ALCO	Asset Liability Management Committee	GNMA	Government National Mortgage Association
ASC	Accounting Standard Codification	HELOC	Home equity line of credit
ASU	Accounting Standard Update	HFI	Held for investment
CD	Certificate of Deposit	HFS	Held for sale
CECL	Current expected credit losses	IRLC	Interest rate lock commitment
CEO	Chief Executive Officer	ISDA	International Swaps and Derivatives Association
CET1	Common Equity Tier 1	LIBOR	London Interbank Offered Rate
C&I	Commercial and Industrial	MSR	Mortgage servicing rights
COVID-19	Coronavirus pandemic	NIM	Net interest margin
CPR	Conditional prepayment rate	OREO	Other real estate owned
CRE	Commercial real estate	PSU	Performance-based restricted stock units
EPS	Earnings per share	Report	Form 10-Q for the quarterly period ended June 30, 2023
ESPP	Employee Stock Purchase Plan	ROAA	Return on average assets
EVE	Economic value of equity	ROAE	Return on average common equity
FASB	Financial Accounting Standards Board	ROATCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock units
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured overnight financing rate
FHLMC	Federal Home Loan Mortgage Corporation	TDFI	Tennessee Department of Financial Institutions
FNMA	Federal National Mortgage Association	TDR	Troubled debt restructuring

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2023 (Unaudited)	2022
ASSETS
Cash and due from banks	$147,646	$259,872
Federal funds sold and reverse repurchase agreements	48,346	210,536
Interest-bearing deposits in financial institutions	964,362	556,644
Cash and cash equivalents	1,160,354	1,027,052
Investments:
Available-for-sale debt securities, at fair value	1,419,360	1,471,186
Equity securities, at fair value	3,031	2,990
Federal Home Loan Bank stock, at cost	40,266	58,641
Loans held for sale (includes $78,906 and $113,240 at fair value, respectively)	99,131	139,451
Loans held for investment	9,326,024	9,298,212
Less: allowance for credit losses on loans HFI	140,664	134,192
Net loans held for investment	9,185,360	9,164,020
Premises and equipment, net	154,526	146,316
Other real estate owned, net	1,974	5,794
Operating lease right-of-use assets	56,560	60,043
Interest receivable	44,973	45,684
Mortgage servicing rights, at fair value	166,433	168,365
Goodwill	242,561	242,561
Core deposit and other intangibles, net	10,438	12,368
Bank-owned life insurance	75,341	75,329
Other assets	227,087	227,956
Total assets	$12,887,395	$12,847,756
LIABILITIES
Deposits
Noninterest-bearing	$2,400,288	$2,676,631
Interest-bearing checking	2,879,336	3,059,984
Money market and savings	3,971,975	3,697,245
Customer time deposits	1,381,176	1,420,131
Brokered and internet time deposits	239,480	1,843
Total deposits	10,872,255	10,855,834
Borrowings	390,354	415,677
Operating lease liabilities	67,304	69,754
Accrued expenses and other liabilities	170,438	180,973
Total liabilities	11,500,351	11,522,238
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,798,751 and 46,737,912 shares issued and outstanding, respectively	46,799	46,738
Additional paid-in capital	859,516	861,588
Retained earnings	644,043	586,532
Accumulated other comprehensive loss, net	(163,407)	(169,433)
Total FB Financial Corporation common shareholders' equity	1,386,951	1,325,425
Noncontrolling interest	93	93
Total equity	1,387,044	1,325,518
Total liabilities and shareholders' equity	$12,887,395	$12,847,756
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands, except per share amounts)

5

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$149,220	$99,655	$289,576	$186,519
Interest on securities
Taxable	6,480	6,499	13,050	11,919
Tax-exempt	1,808	1,842	3,612	3,708
Other	12,675	2,218	23,425	3,195
Total interest income	170,183	110,214	329,663	205,341

Interest expense:
Deposits	65,257	6,591	118,120	12,053
Borrowings	3,383	1,452	6,340	2,935
Total interest expense	68,640	8,043	124,460	14,988
Net interest income	101,543	102,171	205,203	190,353
Provision for credit losses on loans HFI	2,575	8,181	7,572	2,052
Provision for credit losses on unfunded commitments	(3,653)	4,137	(8,159)	6,019
Net interest income after provisions for credit losses	102,621	89,853	205,790	182,282

Noninterest income:
Mortgage banking income	12,232	22,559	24,318	52,090
Service charges on deposit accounts	3,185	2,908	6,238	5,822
Investment services and trust income	2,777	2,275	5,155	4,407
ATM and interchange fees	2,629	5,353	5,025	10,440
(Loss) gain from securities, net	(28)	(109)	41	(261)
Gain (loss) on sales or write-downs of other real estate owned and other assets	533	(8)	350	(442)
Other income	2,485	236	6,035	2,550
Total noninterest income	23,813	33,214	47,162	74,606

Noninterest expenses:
Salaries, commissions and employee benefits	52,020	55,181	100,808	114,624
Occupancy and equipment expense	6,281	5,853	12,190	11,256
Legal and professional fees	2,199	3,116	5,307	5,723
Data processing	2,345	2,404	4,458	4,885
Amortization of core deposit and other intangibles	940	1,194	1,930	2,438
Advertising	2,001	2,031	4,134	6,064
Mortgage restructuring expense	—	12,458	—	12,458
Other expense	15,506	14,760	32,905	28,821
Total noninterest expense	81,292	96,997	161,732	186,269
Income before income taxes	45,142	26,070	91,220	70,619
Income tax expense	9,835	6,717	19,532	16,030
Net income applicable to FB Financial Corporation and noncontrolling interest	35,307	19,353	71,688	54,589
Net income applicable to noncontrolling interest	8	8	8	8
Net income applicable to FB Financial Corporation	$35,299	$19,345	$71,680	$54,581

Earnings per common share:
Basic	$0.75	$0.41	$1.53	$1.15
Diluted	0.75	0.41	1.53	1.15
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$35,307	$19,353	$71,688	$54,589
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain in available-for-sale securities, net of tax (benefit) expense of $(4,890), $(17,343), $2,169 and $(44,826)	(13,858)	(49,233)	6,206	(127,408)
Reclassification adjustment for gain on sale of securities included in net income(1)	—	(1)	—	(2)
Net unrealized gain (loss) in hedging activities, net of tax expense (benefit) of $6, $99, $(64) and $372	17	283	(180)	1,057
Total other comprehensive (loss) income, net of tax	(13,841)	(48,951)	6,026	(126,353)
Comprehensive income (loss) applicable to FB Financial Corporation and noncontrolling interest	21,466	(29,598)	77,714	(71,764)
Comprehensive income applicable to noncontrolling interest	8	8	8	8
Comprehensive income (loss) applicable to FB Financial Corporation	$21,458	$(29,606)	$77,706	$(71,772)
(1) The tax expense for all periods shown was not meaningful.

See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at March 31, 2022:	$47,488	$888,168	$515,664	$(71,544)	$1,379,776	$93	$1,379,869
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	19,345	—	19,345	8	19,353
Other comprehensive loss, net of taxes	—	—	—	(48,951)	(48,951)	—	(48,951)
Repurchase of common stock	(650)	(25,890)	—	—	(26,540)	—	(26,540)
Stock based compensation expense	1	3,037	—	—	3,038	—	3,038
Restricted stock units vested, net of taxes	43	(701)	—	—	(658)	—	(658)
Dividends declared ($0.13 per share)	—	—	(6,158)	—	(6,158)	—	(6,158)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2022	$46,882	$864,614	$528,851	$(120,495)	$1,319,852	$93	$1,319,945
Balance at March 31, 2023:	$46,763	$856,628	$615,871	$(149,566)	$1,369,696	$93	$1,369,789
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	35,299	—	35,299	8	35,307
Other comprehensive loss, net of taxes	—	—	—	(13,841)	(13,841)	—	(13,841)
Stock based compensation expense	5	3,243	—	—	3,248	—	3,248
Restricted stock units vested, net of taxes	23	(177)	—	—	(154)	—	(154)
Performance-based restricted stock units vested, net of taxes	8	(178)	—	—	(170)	—	(170)
Dividends declared ($0.15 per share)	—	—	(7,127)	—	(7,127)	—	(7,127)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2023	$46,799	$859,516	$644,043	$(163,407)	$1,386,951	$93	$1,387,044
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity

Balance at December 31, 2021:	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	54,581	—	54,581	8	54,589
Other comprehensive loss, net of taxes	—	—	—	(126,353)	(126,353)	—	(126,353)
Repurchase of common stock	(795)	(31,948)	—	—	(32,743)	—	(32,743)
Stock based compensation expense	2	5,618	—	—	5,620	—	5,620
Restricted stock units vested, net of taxes	111	(2,257)	—	—	(2,146)	—	(2,146)
Shares issued under employee stock purchase program	15	672	—	—	687	—	687
Dividends declared ($0.26 per share)	—	—	(12,396)	—	(12,396)	—	(12,396)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2022	$46,882	$864,614	$528,851	$(120,495)	$1,319,852	$93	$1,319,945

Balance at December 31, 2022:	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	71,680	—	71,680	8	71,688
Other comprehensive income, net of taxes	—	—	—	6,026	6,026	—	6,026
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	6	5,527	—	—	5,533	—	5,533
Restricted stock units vested, net of taxes	115	(1,721)	—	—	(1,606)	—	(1,606)
Performance-based restricted stock units vested, net of taxes	68	(1,383)	—	—	(1,315)	—	(1,315)
Shares issued under employee stock purchase program	8	313	—	—	321	—	321
Dividends declared ($0.30 per share)	—	—	(14,169)	—	(14,169)	—	(14,169)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2023	$46,799	$859,516	$644,043	$(163,407)	$1,386,951	$93	$1,387,044
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$71,688	$54,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	4,680	4,048
Amortization of core deposit and other intangibles	1,930	2,438
Amortization of issuance costs on subordinated debt	194	193
Capitalization of mortgage servicing rights	(4,061)	(15,070)
Net change in fair value of mortgage servicing rights	5,993	(28,096)
Stock-based compensation expense	5,533	5,620
Provision for credit losses on loans HFI	7,572	2,052
Provision for credit losses on unfunded commitments	(8,159)	6,019
Provision for mortgage loan repurchases	(450)	(1,189)
(Accretion) amortization of discounts and premiums on acquired loans, net	(305)	2,288
Amortization of premiums and accretion of discounts on securities, net	2,691	3,692
(Gain) loss from securities, net	(41)	261
Originations of loans held for sale	(641,962)	(1,719,488)
Proceeds from sale of loans held for sale	679,456	2,213,443
Gain on sale and change in fair value of loans held for sale	(17,495)	(35,410)
Net (gain) loss on write-downs of other real estate owned and other assets	(350)	442
Provision for deferred income taxes	2,629	12,461
Earnings on bank-owned life insurance	(983)	(728)
Changes in:
Operating lease assets and liabilities, net	1,033	166
Other assets and interest receivable	(2,727)	13,566
Accrued expenses and other liabilities	(250)	7,279
Net cash provided by operating activities	106,616	528,576
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	1,218
Maturities, prepayments and calls	58,415	126,349
Purchases	(905)	(243,209)
Net change in loans	(15,832)	(990,402)
Sales of FHLB stock	26,368	—
Purchases of FHLB stock	(7,993)	(2,364)
Purchases of premises and equipment	(12,576)	(3,224)
Proceeds from the sale of premises and equipment	—	875
Proceeds from the sale of other real estate owned	5,155	418
Proceeds from the sale of other assets	775	—
Proceeds from bank-owned life insurance	236	—
Net cash provided by (used in) investing activities	53,643	(1,110,339)
Cash flows from financing activities:
Net increase (decrease) in deposits	15,489	(287,478)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	29,275	(9,010)
Net decrease in short-term FHLB advances	(50,000)	—
Share based compensation withholding payments	(2,921)	(2,146)
Net proceeds from sale of common stock under employee stock purchase program	321	687
Repurchase of common stock	(4,944)	(32,743)
Dividends paid on common stock	(14,011)	(12,304)
Dividend equivalent payments made upon vesting of equity compensation	(158)	(114)
Noncontrolling interest distribution	(8)	(8)
Net cash used in financing activities	(26,957)	(343,116)
Net change in cash and cash equivalents	133,302	(924,879)
Cash and cash equivalents at beginning of the period	1,027,052	1,797,740
Cash and cash equivalents at end of the period	$1,160,354	$872,861
Supplemental cash flow information:
Interest paid	$116,211	$15,638
Taxes paid, net	29,338	726
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$593	$563
Transfers from loans to other assets	$1,391	$—
Loans provided for sales of other assets	424	—
Transfers from loans to loans held for sale	10,545	20,016
Transfers from loans held for sale to loans	2,755	14,179
Decrease in rebooked GNMA loans under optional repurchase program	(5,986)	—
Dividends declared not paid on restricted stock units	158	118
Right-of-use assets obtained in exchange for operating lease liabilities	3,477	2,317
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary, FirstBank and the Bank's subsidiaries. As of June 30, 2023, the Bank had 82 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a mortgage business with office locations across the Southeast, which primarily originates loans to be sold in the secondary market.
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
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported results of operations for the reporting periods and the related disclosures. Although management's estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could vary from those anticipated, which could cause the Company's financial condition and results of operations to vary significantly from those estimates.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income applicable to FB Financial Corporation	$35,299	$19,345	$71,680	$54,581
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings available to common shareholders	$35,299	$19,345	$71,680	$54,581
Weighted average basic shares outstanding	46,779,388	47,111,055	46,729,778	47,320,784
Basic earnings per common share	$0.75	$0.41	$1.53	$1.15
Diluted earnings per common share:
Earnings available to common shareholders	$35,299	$19,345	$71,680	$54,581
Weighted average basic shares outstanding	46,779,388	47,111,055	46,729,778	47,320,784
Weighted average diluted shares contingently issuable(1)	35,466	100,595	47,825	145,507
Weighted average diluted shares outstanding	46,814,854	47,211,650	46,777,603	47,466,291
Diluted earnings per common share	$0.75	$0.41	$1.53	$1.15
(1)Excludes 315,989 and 250,074 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2023 and 202,661 and 10,678 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2022.
Recently adopted accounting standards:
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. In December 2022, the FASB issued ASU 2022-06, "Reference rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" to extend the date to December 31, 2024 for companies to apply the relief in Topic 848. The application of this guidance has not had and is not expected to have a material impact to the consolidated financial statements or related disclosures.
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
Additionally, in March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company prospectively adopted the amendment effective January 1, 2023 and updated its disclosures

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
beginning with the first quarter of 2023. Refer to Note 3 for further information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Newly issued not yet effective accounting standards:
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, to amend a related illustrative example, and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The ASU becomes effective January 1, 2024 and the adoption is not expected to have a significant impact on the Company's consolidated financial statements or related disclosures.
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” as part of the Post-Implementation Review process of Topic 842 around related party arrangements between entities under common control. Under previous guidance, a lessee is generally required to amortize leasehold improvements that it owns over the shorter of the useful life of those improvements or the lease term. However, due to the nature of leasehold improvements made under leases between entities under common control, ASU 2023-01 requires a lessee in a common-control arrangement to amortize such leasehold improvements that it owns over the improvements' useful life to the common control group, regardless of the lease term. The ASU becomes effective January 1, 2024 and is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.
Additionally, in March 2023, the FASB issued ASU 2023-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". The amendments in this update permit reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The ASU becomes effective January 1, 2024. The adoption of this accounting pronouncement will have no impact on the Company's historical consolidated financial statements but could influence the Company's decisions with respect to investments in certain tax credits prospectively.
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after June 30, 2023, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,185	$—	$(4,656)	$—	$40,529
Mortgage-backed securities - residential	1,165,901	—	(186,501)	—	979,400
Mortgage-backed securities - commercial	18,747	—	(1,493)	—	17,254
Municipal securities	294,032	387	(27,322)	—	267,097
U.S. Treasury securities	113,508	—	(5,287)	—	108,221
Corporate securities	8,000	—	(1,141)	—	6,859
Total	$1,645,373	$387	$(226,400)	$—	$1,419,360

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,167	$—	$(5,105)	$—	$40,062
Mortgage-backed securities - residential	1,224,522	—	(190,329)	—	1,034,193
Mortgage-backed securities - commercial	19,209	—	(1,565)	—	17,644
Municipal securities	295,375	458	(31,413)	—	264,420
U.S. Treasury securities	113,301	—	(5,621)	—	107,680
Corporate securities	8,000	—	(813)	—	7,187
Total	$1,705,574	$458	$(234,846)	$—	$1,471,186
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, total accrued interest receivable on debt securities was $5,358 and $5,470, respectively.
Securities pledged at June 30, 2023 and December 31, 2022 had carrying amounts of $1,138,262 and $1,191,021, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of debt securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At June 30, 2023 and December 31, 2022, there were no trade date receivables or payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2023 and December 31, 2022 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30,		December 31,
	2023		2022
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$66,285	$64,880	$4,277	$4,225
Due in one to five years	106,548	98,449	161,556	152,181
Due in five to ten years	60,725	57,675	61,290	57,859
Due in over ten years	227,167	201,702	234,720	205,084
	460,725	422,706	461,843	419,349
Mortgage-backed securities - residential	1,165,901	979,400	1,224,522	1,034,193
Mortgage-backed securities - commercial	18,747	17,254	19,209	17,644
Total debt securities	$1,645,373	$1,419,360	$1,705,574	$1,471,186
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$—	$1,218	$—	$1,218
Proceeds from maturities, prepayments and calls	31,588	68,906	58,415	126,349
Gross realized gains	—	1	—	3
Gross realized losses	—	—	—	—
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$956	$(11)	$39,573	$(4,645)	$40,529	$(4,656)
Mortgage-backed securities - residential	43,118	(2,190)	936,282	(184,311)	979,400	(186,501)
Mortgage-backed securities - commercial	—	—	17,254	(1,493)	17,254	(1,493)
Municipal securities	53,700	(767)	179,210	(26,555)	232,910	(27,322)
U.S. Treasury securities	249	(1)	107,972	(5,286)	108,221	(5,287)
Corporate securities	—	—	6,859	(1,141)	6,859	(1,141)
Total	$98,023	$(2,969)	$1,287,150	$(223,431)	$1,385,173	$(226,400)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized loss
U.S. government agency securities	$23,791	$(2,802)	$16,271	$(2,303)	$40,062	$(5,105)
Mortgage-backed securities - residential	316,656	(32,470)	717,537	(157,859)	1,034,193	(190,329)
Mortgage-backed securities - commercial	11,104	(968)	6,540	(597)	17,644	(1,565)
Municipal securities	196,419	(26,811)	36,726	(4,602)	233,145	(31,413)
U.S. Treasury securities	94,248	(4,122)	13,432	(1,499)	107,680	(5,621)
Corporate securities	4,008	(492)	3,179	(321)	7,187	(813)
Total	$646,226	$(67,665)	$793,685	$(167,181)	$1,439,911	$(234,846)
As of June 30, 2023 and December 31, 2022, the Company’s debt securities portfolio consisted of 505 and 503 securities, 452 and 454 of which were in an unrealized loss position, respectively.
During the three months ended June 30, 2023, the Company's available-for-sale debt securities portfolio net unrealized value decreased $18,748 to a net unrealized loss position of $226,013 from a net unrealized loss position of $207,265 as of March 31, 2023. During the six months ended June 30, 2023, the Company's available-for-sale debt securities portfolio net unrealized value increased $8,375 from a net unrealized loss position of $234,388 as of December 31, 2022.
During the three months ended June 30, 2022, the Company's available-for-sale debt securities portfolio net unrealized value declined $66,577 to a net unrealized loss position of $167,510 as of June 30, 2022 from a net unrealized loss position of $100,933 as of March 31, 2022. During the six months ended June 30, 2022, the Company's available-for-sale debt securities portfolio net unrealized value declined $172,237 from a net unrealized gain position of $4,727 as of December 31, 2021.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies and the Company has historically not recorded any losses associated with these investments. Municipal securities with market values below amortized cost at June 30, 2023 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of June 30, 2023 and December 31, 2022, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three and six months ended June 30, 2023 or 2022.
Equity Securities
As of June 30, 2023 and December 31, 2022, the Company had $3,031 and $2,990, in marketable equity securities recorded at fair value, respectively. The Company had equity securities without readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $23,896 and $22,496 at June 30, 2023 and December 31, 2022, respectively. Additionally, the Company had $40,266 and $58,641 of Federal Home Loan Bank stock carried at cost at June 30, 2023 and December 31, 2022, respectively, included separately from the other equity securities discussed above.
The change in the fair value of equity securities and sale of equity securities with readily determinable fair values resulted in a net loss of $28 and of $110 for the three months ended June 30, 2023 and 2022, respectively, and in a net gain of $41 and a net loss of $264 for the six months ended June 30, 2023 and 2022, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses on loans HFI:
Loans outstanding as of June 30, 2023 and December 31, 2022, by class of financing receivable are as follows:

	June 30,	December 31,
	2023	2022
Commercial and industrial	$1,693,572	$1,645,783
Construction	1,636,970	1,657,488
Residential real estate:
1-to-4 family mortgage	1,548,614	1,573,121
Residential line of credit	507,652	496,660
Multi-family mortgage	518,025	479,572
Commercial real estate:
Owner-occupied	1,158,782	1,114,580
Non-owner occupied	1,881,978	1,964,010
Consumer and other	380,431	366,998
Gross loans	9,326,024	9,298,212
Less: Allowance for credit losses on loans HFI	(140,664)	(134,192)
Net loans	$9,185,360	$9,164,020
As of June 30, 2023 and December 31, 2022, $1,000,551 and $909,734, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,732,824 and $1,763,730, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of June 30, 2023 and December 31, 2022, qualifying loans of $3,116,035 and $3,118,172, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The components of amortized cost for loans on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of June 30, 2023 and December 31, 2022, accrued interest receivable on loans held for investment amounted to $38,057 and $38,507, respectively.
Allowance for Credit Losses on Loans HFI
The Company calculates its expected credit loss using a lifetime loss rate methodology. The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from Moody's that are applicable to each type of loan. Each of the Company's loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
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
The Company performed evaluations within the Company's established qualitative framework, assessing the impact of the current economic outlook, including: uncertainty due to inflation, recent bank failures, negative economic forecasts, predicted Federal Reserve rate increases, and other considerations. The increase in the allowance for credit losses as of June 30, 2023 compared with December 31, 2022 is primarily a result of deterioration in economic forecasts between periods. These forecasts included weighted projections that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. As of June 30, 2023, the macroeconomic forecast was determined solely using the Moody’s baseline scenario, which showed a slightly more negative outlook than the comparative baseline as of December 31, 2022. As of December 31, 2022, the macroeconomic forecast used a weighting of two economic forecasts from Moody’s in order to align with management’s best estimate over the reasonable and supportable forecast period. The Moody’s baseline scenario was weighted the heaviest and the downside scenario received a smaller weighting. Additionally, as of June 30, 2023, loss rates on residential loans and HELOC were qualitatively adjusted downward, addressing the relative strength of asset values in the Company's predominant markets.
The Company calculates its allowance for credit losses on loans HFI using a lifetime loss rate methodology and disaggregates the loan portfolio into three pools. The following presents a summary of quantitative and qualitative factors considered as of June 30, 2023, which resulted in changes in the allowance for credit losses compared to December 31, 2022 as described below.

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
Qualitative: An uncertain economic outlook in Non-owner occupied CRE are driving a qualitative increase in the ACL.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Effective January 1, 2023, the Company prospectively adopted the accounting guidance in ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", which eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company no longer measures an allowance for credit losses for TDRs it reasonably expects will occur, and it evaluates all loan modifications according to the accounting guidance for loan refinancing and modifications to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. After adoption, the Company now derecognizes the existing loan and accounts for the modified loan as a new loan if the effective yield on the modified loan is at least equal to the effective yield for comparable loans with similar collection risks and the modifications to the original loan are more than minor. If a loan modification does not meet these conditions, it extends the existing loan’s amortized cost basis and accounts for the modified loan as a continuation of the existing loan. Substantially all of its loan modifications involving borrowers experiencing financial difficulty are accounted for as a continuation of the existing loan.
Prior to January 1, 2023, loans experiencing financial difficulty for which a concession has not yet been provided may be identified as reasonably expected TDRs. Reasonably expected TDRs and TDRs used the same methodology to estimate credit losses. In cases where the expected credit loss could only be captured through a discounted cash flow analysis (such as an interest rate modification for a TDR loan), the allowance was measured by the amount which the loan’s amortized cost exceeds the discounted cash flow analysis.
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and six months ended June 30, 2023 and 2022:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2023
Beginning balance - March 31, 2023	$11,117	$41,025	$27,213	$9,034	$6,619	$7,952	$21,868	$13,981	$138,809
Provision for credit losses on loans HFI	192	(1,115)	185	151	209	643	1,009	1,301	2,575
Recoveries of loans previously charged-off	13	10	25	—	—	16	—	108	172
Loans charged off	(11)	—	(16)	—	—	(144)	—	(721)	(892)
Ending balance - June 30, 2023	$11,311	$39,920	$27,407	$9,185	$6,828	$8,467	$22,877	$14,669	$140,664
Six Months Ended June 30, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Provision for credit losses on loans HFI	182	102	1,258	1,691	338	746	961	2,294	7,572
Recoveries of loans previously charged-off	80	10	40	—	—	82	—	347	559
Loans charged off	(57)	—	(32)	—	—	(144)	—	(1,426)	(1,659)
Ending balance - June 30, 2023	$11,311	$39,920	$27,407	$9,185	$6,828	$8,467	$22,877	$14,669	$140,664

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2022
Beginning balance - March 31, 2022	$12,699	$31,782	$21,024	$6,545	$6,398	$8,416	$21,290	$11,895	$120,049
Provision for credit losses on loans HFI	(783)	6,590	383	314	105	(1,102)	1,246	1,428	8,181
Recoveries of loans previously charged-off	26	11	14	16	—	15	—	348	430
Loans charged off	(1,751)	—	(23)	—	—	—	—	(614)	(2,388)
Ending balance - June 30, 2022	$10,191	$38,383	$21,398	$6,875	$6,503	$7,329	$22,536	$13,057	$126,272
Six Months Ended June 30, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
Provision for credit losses on loans HFI	(4,789)	9,796	2,291	955	(473)	(5,289)	(3,232)	2,793	2,052
Recoveries of loans previously charged-off	984	11	26	17	—	25	—	565	1,628
Loans charged off	(1,755)	—	(23)	—	—	—	—	(1,189)	(2,967)
Ending balance - June 30, 2022	$10,191	$38,383	$21,398	$6,875	$6,503	$7,329	$22,536	$13,057	$126,272
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company's commercial type loan portfolio as of June 30, 2023 and December 31, 2022 and the gross charge-offs for the six months ended June 30, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period activity of gross charge-offs by year of origination are not included in the below tables.

As of and for the six months ended June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$121,939	$348,068	$174,977	$47,672	$78,078	$82,735	$787,526	$1,640,995
Special Mention	—	3,453	329	2,016	157	1,427	20,241	27,623
Classified	481	2,666	610	1,910	1,349	5,956	11,982	24,954
Total	122,420	354,187	175,916	51,598	79,584	90,118	819,749	1,693,572
Current-period gross charge-offs	—	—	46	—	—	—	11	57
Construction
Pass	83,247	772,013	374,540	66,581	70,096	51,937	213,231	1,631,645
Special Mention	—	169	—	6	—	718	—	893
Classified	—	3,215	318	899	—	—	—	4,432
Total	83,247	775,397	374,858	67,486	70,096	52,655	213,231	1,636,970
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	19,097	139,768	150,468	119,065	33,190	41,852	13,464	516,904
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,121	—	1,121
Total	19,097	139,768	150,468	119,065	33,190	42,973	13,464	518,025
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	41,038	233,473	227,506	119,039	164,411	295,161	50,408	1,131,036
Special Mention	—	1,324	1,859	—	162	5,332	—	8,677
Classified	—	6,178	672	—	3,501	4,519	4,199	19,069
Total	41,038	240,975	230,037	119,039	168,074	305,012	54,607	1,158,782
Current-period gross charge-offs	—	—	144	—	—	—	—	144
Non-owner occupied
Pass	14,235	444,487	447,841	121,359	153,675	642,442	42,683	1,866,722
Special Mention	—	—	—	—	399	2,474	—	2,873
Classified	188	—	1,957	—	—	10,238	—	12,383
Total	14,423	444,487	449,798	121,359	154,074	655,154	42,683	1,881,978
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	279,556	1,937,809	1,375,332	473,716	499,450	1,114,127	1,107,312	6,787,302
Special Mention	—	4,946	2,188	2,022	718	9,951	20,241	40,066
Classified	669	12,059	3,557	2,809	4,850	21,834	16,181	61,959
Total	$280,225	$1,954,814	$1,381,077	$478,547	$505,018	$1,145,912	$1,143,734	$6,889,327
Current-period gross charge-offs	$—	$—	$190	$—	$—	$—	$11	$201

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company's consumer type loan portfolio as of June 30, 2023 and December 31, 2022 and the gross charge-offs for the six months ended June 30, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period balances for gross charge-offs by year of origination are not included below.

As of and for the six months ended June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$100,265	$531,715	$411,194	$152,684	$86,026	$248,803	$—	$1,530,687
Nonperforming	—	2,938	3,393	4,255	517	6,824	—	17,927
Total	100,265	534,653	414,587	156,939	86,543	255,627	—	1,548,614
Current-period gross charge-offs	—	16	—	—	—	16	—	32
Residential line of credit
Performing	—	—	—	—	—	—	506,465	506,465
Nonperforming	—	—	—	—	—	—	1,187	1,187
Total	—	—	—	—	—	—	507,652	507,652
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	45,554	102,231	50,673	36,969	26,698	102,362	7,243	371,730
Nonperforming	—	570	1,630	1,916	1,072	3,513	—	8,701
Total	45,554	102,801	52,303	38,885	27,770	105,875	7,243	380,431
Current-period gross charge-offs	632	386	72	106	21	207	2	1,426
Total consumer type loans
Performing	145,819	633,946	461,867	189,653	112,724	351,165	513,708	2,408,882
Nonperforming	—	3,508	5,023	6,171	1,589	10,337	1,187	27,815
Total	$145,819	$637,454	$466,890	$195,824	$114,313	$361,502	$514,895	$2,436,697
Current-period gross charge-offs	$632	$402	$72	$106	$21	$223	$2	$1,458

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
The following tables represent an analysis of the aging by class of financing receivable as of June 30, 2023 and December 31, 2022:

June 30, 2023	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$822	$—	$2,163	$1,690,587	$1,693,572
Construction	2,127	111	2,649	1,632,083	1,636,970
Residential real estate:
1-to-4 family mortgage	14,302	10,261	7,666	1,516,385	1,548,614
Residential line of credit	1,407	334	853	505,058	507,652
Multi-family mortgage	—	—	37	517,988	518,025
Commercial real estate:
Owner occupied	1,316	—	5,803	1,151,663	1,158,782
Non-owner occupied	3,512	—	5,554	1,872,912	1,881,978
Consumer and other	10,133	1,541	7,160	361,597	380,431
Total	$33,619	$12,247	$31,885	$9,248,273	$9,326,024

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
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of June 30, 2023 and December 31, 2022 by class of financing receivable.

June 30, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$1,313	$850	$12
Construction	899	1,750	198
Residential real estate:
1-to-4 family mortgage	1,483	6,183	130
Residential line of credit	729	124	2
Multi-family mortgage	—	37	1
Commercial real estate:
Owner occupied	5,683	120	6
Non-owner occupied	5,509	45	1
Consumer and other	110	7,050	362
Total	$15,726	$16,159	$712

December 31, 2022	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$790	$517	$10
Construction	—	389	7
Residential real estate:
1-to-4 family mortgage	2,834	3,642	78
Residential line of credit	1,134	266	4
Multi-family mortgage	1	41	1
Commercial real estate:
Owner occupied	5,200	210	1
Non-owner occupied	5,755	201	5
Consumer and other	—	6,451	327
Total	$15,714	$11,717	$433

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial and industrial	$28	$83	$48	$137
Construction	46	7	52	26
Residential real estate:
1-to-4 family mortgage	70	55	149	107
Residential line of credit	27	21	51	61
Multi-family mortgage	—	2	1	2
Commercial real estate:
Owner occupied	39	63	97	88
Non-owner occupied	55	76	137	146
Consumer and other	143	54	316	69
Total	$408	$361	$851	$636
Accrued interest receivable written off as an adjustment to interest income amounted to $163 and $344 for the three and six months ended June 30, 2023, respectively, and $123 and $307 for the three and six months ended June 30, 2022, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may make certain modifications of loans to borrowers experiencing financial difficulty. These modifications may be in the form of an interest rate reduction, a term extension or a combination thereof.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the portion of the loan deemed uncollectible is charged off against the allowance for credit losses on loans HFI.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
During the three and six months ended June 30, 2023, the Company modified two residential mortgage loans in the form of term extensions for borrowers experiencing financial difficulties with balances totaling $141.
Troubled debt restructurings
The following disclosure is presented in accordance with GAAP in effect prior to the adoption of ASU 2022-02. The Company has included this disclosure as of December 31, 2022 or for the three and six months ended June 30, 2022.
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
As of December 31, 2022, the Company had a recorded investment in TDRs of $13,854. The modifications included extensions of the maturity date and/or a stated rate of interest to one lower than the current market rate to borrowers experiencing financial difficulty. Of these loans, $7,321 were classified as nonaccrual loans as of December 31, 2022. The Company included $253 in allowances for credit losses on TDRs as of December 31, 2022. As of December 31, 2022, unfunded loan commitments to extend additional funds on troubled debt restructurings were not meaningful.

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
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the six months ended June 30, 2022. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended June 30, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
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

	June 30, 2023
	Type of Collateral
	Real Estate	Financial Assets and Equipment	Total	Individually assessed allowance for credit loss
Commercial and industrial	$2,027	$11,881	$13,908	$—
Construction	1,499	—	1,499	60
Residential real estate:
1-to-4 family mortgage	6,583	1,172	7,755	168
Residential line of credit	729	—	729	—
Commercial real estate:
Owner occupied	5,902		5,902	—
Non-owner occupied	5,510	—	5,510	—
Consumer and other	131	—	131	—
Total	$22,381	$13,053	$35,434	$228

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
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$4,085	$9,721	$5,794	$9,777
Transfers from loans	358	—	593	563
Proceeds from sale of other real estate owned	(3,124)	(297)	(5,155)	(418)
Gain (loss) on sale of other real estate owned	655	(26)	742	(130)
Write-downs and partial liquidations	—	—	—	(394)
Balance at end of period	$1,974	$9,398	$1,974	$9,398
Foreclosed residential real estate properties totaled $772 and $840 as of June 30, 2023 and December 31, 2022, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $4,044 and $2,653 as of June 30, 2023 and December 31, 2022, respectively.
Note (5)—Leases:
As of June 30, 2023, the Company was the lessee in 58 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year. Leases with initial terms of less than one year and insignificant equipment leases are not recorded on the Company's consolidated balance sheets.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of June 30, 2023 and December 31, 2022:

		June 30,	December 31,
	Classification	2023	2022
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$56,560	$60,043
Finance leases	Premises and equipment, net	1,311	1,367
Total right-of-use assets		$57,871	$61,410
Lease liabilities:
Operating leases	Operating lease liabilities	$67,304	$69,754
Finance leases	Borrowings	1,374	1,420
Total lease liabilities		$68,678	$71,174
Weighted average remaining lease term (in years) - operating		11.8	12.1
Weighted average remaining lease term (in years) - finance		11.9	12.4
Weighted average discount rate - operating		3.22%	3.08%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2023	2022	2023	2022
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$2,307	$1,851	$4,122	$3,561
Short-term lease cost	Occupancy and equipment	143	144	264	255
Variable lease cost	Occupancy and equipment	326	293	624	549
Lease impairment	Mortgage restructuring expense	—	364	—	364
Gain on lease modifications and terminations	Occupancy and equipment	(1)	—	(73)	(18)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	6	6	12	15
Amortization of right-of-use asset	Occupancy and equipment	27	28	55	65
Sublease income	Occupancy and equipment	(215)	(181)	(496)	(376)
Total lease cost		$2,593	$2,505	$4,508	$4,415

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to lease liabilities as of June 30, 2023 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
June 30, 2024	$5,017	$59
June 30, 2025	7,959	120
June 30, 2026	7,876	121
June 30, 2027	7,753	123
June 30, 2028	7,390	125
Thereafter	45,689	977
Total undiscounted future minimum lease payments	81,684	1,525
Less: imputed interest	(14,380)	(151)
Lease liabilities	$67,304	$1,374
Note (6)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Carrying value at beginning of period	$164,879	$144,675	$168,365	$115,512
Capitalization	2,273	5,258	4,061	15,070
Change in fair value:
Due to pay-offs/pay-downs	(3,269)	(5,024)	(5,789)	(9,495)
Due to change in valuation inputs or assumptions	2,550	13,769	(204)	37,591
Carrying value at end of period	$166,433	$158,678	$166,433	$158,678
The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, within the Mortgage segment operating results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Servicing income:
Servicing income	$7,586	$7,966	$15,354	$15,395
Change in fair value of mortgage servicing rights	(719)	8,745	(5,993)	28,096
Change in fair value of derivative hedging instruments	(3,503)	(9,897)	(1,636)	(28,995)
Servicing income	3,364	6,814	7,725	14,496
Servicing expenses	2,331	3,377	4,214	5,925
Net servicing income	$1,033	$3,437	$3,511	$8,571

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
Unpaid principal balance of mortgage loans sold and serviced for others	$10,961,516	$11,086,582
Weighted-average prepayment speed (CPR)	5.89%	5.55%
Estimated impact on fair value of a 10% increase	$(4,659)	$(4,886)
Estimated impact on fair value of a 20% increase	$(9,012)	$(9,447)
Discount rate	9.15%	9.10%
Estimated impact on fair value of a 100 bp increase	$(7,801)	$(8,087)
Estimated impact on fair value of a 200 bp increase	$(14,933)	$(15,475)
Weighted-average coupon interest rate	3.40%	3.31%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	333	332
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, "Derivatives" for additional information on these hedging instruments.
As of June 30, 2023 and December 31, 2022, mortgage escrow deposits totaled to $113,692 and $75,612, respectively.
Note (7)—Income taxes:
The following table presents a reconciliation of income taxes for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Federal taxes calculated at statutory rate	$9,480	21.0%	$5,475	21.0%	$19,156	21.0%	$14,830	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	647	1.4%	1,582	6.1%	898	1.0%	2,533	3.6%
Expense (benefit) from equity based compensation	69	0.2%	(15)	(0.1)%	184	0.2%	(306)	(0.4)%
Municipal interest income, net of interest disallowance	(451)	(1.0)%	(444)	(1.7)%	(907)	(1.0)%	(888)	(1.3)%
Bank-owned life insurance	(79)	(0.2)%	(79)	(0.3)%	(206)	(0.2)%	(153)	(0.2)%
Section 162(m) limitation	103	0.2%	40	0.2%	230	0.2%	162	0.1%
Other	66	0.2%	158	0.6%	177	0.2%	(148)	(0.1)%
Income tax expense, as reported	$9,835	21.8%	$6,717	25.8%	$19,532	21.4%	$16,030	22.7%
Note (8)—Commitments and contingencies:
Commitments to extend credit & letters of credit
Some financial instruments, such as loan commitments, credit lines and letters of credit, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
The same credit and underwriting policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. These commitments are only recorded in the consolidated financial statements when drawn upon and many expire without being used. The Company's maximum off-balance sheet exposure to credit loss is represented by the contractual amount of these instruments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Commitments to extend credit, excluding interest rate lock commitments	$3,187,583	$3,563,982
Letters of credit	63,814	71,250
Balance at end of period	$3,251,397	$3,635,232
As of June 30, 2023 and December 31, 2022, loan commitments included above with floating interest rates totaled $2,711,165 and $2,961,683, respectively.
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
The table below presents activity within the allowance for credit losses on unfunded commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$18,463	$16,262	$22,969	$14,380
Provision for credit losses on unfunded commitments	(3,653)	4,137	(8,159)	6,019
Balance at end of period	$14,810	$20,399	$14,810	$20,399
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third party investors, the Company makes usual and customary representations and warranties as to the propriety of its origination activities. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a recorded valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,371 and $4,697 for the three and six months ended June 30, 2023, respectively and $198 and $1,546 for the three and six months ended June 30, 2022, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,358	$4,317	$1,621	$4,802
Provision for loan repurchases or indemnifications	(200)	(800)	(450)	(1,189)
Losses on loans repurchased or indemnified	(29)	(72)	(42)	(168)
Balance at end of period	$1,129	$3,445	$1,129	$3,445
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	June 30, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$789,547	$43,238	$43,039
Forward commitments	314,500	820	—
Interest rate-lock commitments	135,374	1,611	—
Futures contracts	328,500	452	—
Total	$1,567,921	$46,121	$43,039

	December 31, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$560,310	$45,775	$45,762
Forward commitments	207,000	306	—
Interest rate-lock commitments	118,313	1,433	—
Futures contracts	494,300	—	3,790
Total	$1,379,923	$47,514	$49,552
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Included in mortgage banking income:
Interest rate lock commitments	$(1,028)	$2,007	$179	$(3,439)
Forward commitments	1,031	14,432	736	52,335
Futures contracts	(2,521)	(9,165)	(584)	(25,700)
Option contracts	(461)	—	(1,125)	36
Total	$(2,979)	$7,274	$(794)	$23,232
Derivatives designated as cash flow hedges
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. Under these agreements, the Company receives a variable rate of interest equal to 3-month LIBOR and pays a weighted average fixed rate of interest of 2.08%. Given the cessation of LIBOR on June 30, 2023, the final payment date utilizing a 3-month LIBOR reset will be in the last half of 2023. Following this payment, the variable rate in these swap agreements will convert to the ISDA recommended fallback rate of SOFR plus a credit spread adjustment.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		June 30, 2023		December 31, 2022
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$1,011	Other assets	$1,255	Other assets
The Company's consolidated statements of income included gains of $232 and $429 for the three and six months ended June 30, 2023, respectively, and losses of $101 and $240 for the three and six months ended June 30, 2022, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings during either period presented.
The following discloses the amount included in other comprehensive (loss) income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount of gain (loss) recognized in other comprehensive (loss) income, net of tax expense (benefit) of $6, $99, $(64) and $372	$17	$283	$(180)	$1,057
Derivatives designated as fair value hedges
The Company utilizes designated fair value hedges to mitigate the effect of changing rates on the fair value of various fixed rate liabilities, including certain money market deposits and subordinated debt. The hedging strategy converts the fixed interest rates of the hedged items to the daily compounded SOFR in arrears paid monthly. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. As of June 30, 2023 and December 31, 2022, the fair value hedges were deemed effective.

				June 30, 2023		December 31, 2022
	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Notional Amount	Estimated fair value	Notional Amount	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- fixed rate money market deposits	1.14	1.50%	SOFR	75,000	(3,343)	75,000	(3,693)
Interest rate swap agreement- fixed rate money market deposits	1.14	1.50%	SOFR	125,000	(5,572)	125,000	(6,154)
Interest rate swap agreement- subordinated debt	0.67	1.46%	SOFR	$100,000	$(2,590)	$100,000	$(3,830)
Total	0.98	1.48%		$300,000	$(11,505)	$300,000	$(13,677)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount of (expense) income included in interest expense on borrowings and deposits, related to these fair value hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Designated fair value hedge:
Interest (expense) income on deposits	$(1,769)	$395	$(3,277)	$708
Interest (expense) income on borrowings	(894)	186	(1,654)	348
Total	$(2,663)	$581	$(4,931)	$1,056
The following amounts were recorded on the balance sheet related to cumulative adjustments of fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item			Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Line item on the balance sheet	June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Money market and savings deposits	195,589	196,520	(1)	(8,915)	(9,847)
Borrowings	$96,605	$95,171	(2)	$(2,590)	$(3,830)
(1) The carrying value also includes an unaccreted purchase accounting fair value premium of $4,504 and $6,367 as of June 30, 2023 and December 31, 2022, respectively.
(2) The carrying value also includes unamortized subordinated debt issuance costs of $805 and $999 as of June 30, 2023 and December 31, 2022, respectively.
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

				Gross amounts not offset in the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
June 30, 2023
Derivative financial assets	$44,150	$—	$44,150	$12,613	$—	$31,537
Derivative financial liabilities	$18,441	$—	$18,441	$12,613	$5,828	$—

December 31, 2022
Derivative financial assets	$44,273	$—	$44,273	$14,229	$—	$30,044
Derivative financial liabilities	$20,251	$—	$20,251	$14,229	$6,022	$—
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, the Company may be required to post margin to these counterparties. As of June 30, 2023 and December 31, 2022, the Company had minimum collateral posting thresholds with certain derivative counterparties and had collateral posted of $14,113 and $23,325, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in "Other assets" on the consolidated balance sheets.

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

Loans held for sale
Loans held for sale are carried at fair value. For mortgage loans HFS, fair value is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. Rebooked guaranteed GNMA optional repurchase loans included in loans held for sale do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option and are carried at their principal balance. For commercial loans held for sale, fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. As such, these are considered Level 3.

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

		Fair Value
June 30, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,160,354	$1,160,354	$—	$—	$1,160,354
Investment securities	1,422,391	—	1,422,391	—	1,422,391
Net loans held for investment	9,185,360	—	—	8,894,367	8,894,367
Loans held for sale, at fair value	78,906	—	69,639	9,267	78,906
Interest receivable	44,973	234	6,682	38,057	44,973
Mortgage servicing rights	166,433	—	—	166,433	166,433
Derivatives	47,132	—	47,132	—	47,132
Financial liabilities:
Deposits:
Without stated maturities	$9,251,599	$9,251,599	$—	$—	$9,251,599
With stated maturities	1,620,656	—	1,611,764	—	1,611,764
Securities sold under agreements to repurchase and federal funds purchased	116,220	116,220	—	—	116,220
Federal Home Loan Bank advances	125,000	—	125,000	—	125,000
Subordinated debt, net	127,535	—	—	117,939	117,939
Interest payable	16,897	3,503	11,894	1,500	16,897
Derivatives	54,544	—	54,544	—	54,544

	Fair Value
December 31, 2022	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,027,052	$1,027,052	$—	$—	$1,027,052
Investment securities	1,474,176	—	1,474,176	—	1,474,176
Net loans held for investment	9,164,020	—	—	9,048,943	9,048,943
Loans held for sale, at fair value	113,240	—	82,750	30,490	113,240
Interest receivable	45,684	126	6,961	38,597	45,684
Mortgage servicing rights	168,365	—	—	168,365	168,365
Derivatives	48,769	—	48,769	—	48,769
Financial liabilities:
Deposits:
Without stated maturities	$9,433,860	$9,433,860	$—	$—	$9,433,860
With stated maturities	1,421,974	—	1,422,544	—	1,422,544
Securities sold under agreements to repurchase and federal funds purchased	86,945	86,945	—	—	86,945
Federal Home Loan Bank advances	175,000	—	175,000	—	175,000
Subordinated debt, net	126,101	—	—	118,817	118,817
Interest payable	8,648	2,571	4,559	1,518	8,648
Derivatives	63,229	—	63,229	—	63,229

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis as of June 30, 2023 are presented in the following table:

At June 30, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$40,529	$—	$40,529
Mortgage-backed securities - residential	—	979,400	—	979,400
Mortgage-backed securities - commercial	—	17,254	—	17,254
Municipal securities	—	267,097	—	267,097
U.S. Treasury securities	—	108,221	—	108,221
Corporate securities	—	6,859	—	6,859
Equity securities, at fair value	—	3,031	—	3,031
Total securities	$—	$1,422,391	$—	$1,422,391
Loans held for sale, at fair value	$—	$69,639	$9,267	$78,906
Mortgage servicing rights	—	—	166,433	166,433
Derivatives	—	47,132	—	47,132
Financial Liabilities:
Derivatives	—	54,544	—	54,544
The balances and levels of the assets measured at fair value on a non-recurring basis as of June 30, 2023 are presented in the following table:

At June 30, 2023	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$582	$582
Collateral dependent net loans held for investment:
Construction	—	—	540	540
Residential real estate:
1-4 family mortgage	$—	$—	$389	$389
Total collateral dependent loans	$—	$—	$929	$929

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis as of December 31, 2022 are presented in the following table:

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
The balances and levels of the assets measured at fair value on a non-recurring basis as of December 31, 2022 are presented in the following table:

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
The following tables present information as of June 30, 2023 and December 31, 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

June 30, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent net loans held for investment	$929	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$582	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of June 30, 2023 and December 31, 2022, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $1,158 and $3,054, respectively.
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
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	June 30,	December 31,
	2023	2022
Loans held for sale under a fair value option:
Commercial loans held for sale	$9,267	$30,490
Mortgage loans held for sale	69,639	82,750
Total loans held for sale, at fair value	78,906	113,240
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	20,225	26,211
Total loans held for sale	$99,131	$139,451
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
Net losses of $129 and $179 resulting from fair value changes of mortgage loans were recorded in income during the three and six months ended June 30, 2023, respectively, compared to net gains (losses) of $4,671 and $(12,203) during the three and six months ended June 30, 2022, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The net change in fair value of these loans held for sale and derivatives resulted in net gains of $874 and $453 for the three and six months ended June 30, 2023, respectively, compared to net losses of $5,354 and $12,902 during the three and six months ended June 30, 2022, respectively. The change in fair value of both loans held for sale and the related derivative instruments are recorded in mortgage banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

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
Commercial loans held for sale
The Company has a portfolio of shared institutional healthcare loans that were acquired during a 2020 business combination. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the allowance for credit losses. The following tables set forth the changes in fair value associated with this portfolio for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$12,467	$(2,957)	$9,510
Change in fair value:
Pay-downs and pay-offs	(235)	—	(235)
Changes in valuation included in other noninterest income	—	(8)	(8)
Carrying value at end of period	$12,232	$(2,965)	$9,267

	Six Months Ended June 30, 2023
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$34,357	$(3,867)	$30,490
Change in fair value:
Pay-downs and pay-offs	(22,125)	—	(22,125)
Changes in valuation included in other noninterest income	—	902	902
Carrying value at end of period	$12,232	$(2,965)	$9,267

	Three Months Ended June 30, 2022
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$85,816	$(7,637)	$78,179
Change in fair value:
Pay-downs and pay-offs	(38,354)	—	(38,354)
Changes in valuation included in other noninterest income	—	(2,010)	(2,010)
Carrying value at end of period	$47,462	$(9,647)	$37,815

	Six Months Ended June 30, 2022
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Pay-downs and pay-offs	(39,300)	—	(39,300)
Changes in valuation included in other noninterest income	—	(2,184)	(2,184)
Carrying value at end of period	$47,462	$(9,647)	$37,815

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in interest income in the consolidated statements of income.
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$69,639	$68,589	$1,050
Nonaccrual commercial loans held for sale	9,267	12,232	(2,965)

December 31, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$82,750	$81,520	$1,230
Commercial loans held for sale measured at fair value	21,201	22,126	(925)
Nonaccrual commercial loans held for sale	9,289	12,231	(2,942)
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Interest rate lock commitment volume and sales volume included in the Mortgage segment are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$95,756	$—	$663,848
Retail	402,951	605,114	777,993	1,346,129
Total	$402,951	$700,870	$777,993	$2,009,977
Mortgage loan sales	$330,326	$869,688	$662,633	$2,154,170
The following tables provide segment financial information for the periods indicated:

Three Months Ended June 30, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$101,543	$—	$101,543
Provisions for credit losses	(1,078)	—	(1,078)
Mortgage banking income	—	16,454	16,454
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,222)	(4,222)
Other noninterest income	11,480	101	11,581
Depreciation and amortization	2,220	232	2,452
Amortization of intangibles	940	—	940
Other noninterest expense	64,493	13,407	77,900
Income (loss) before income taxes	$46,448	$(1,306)	$45,142
Income tax expense			9,835
Net income applicable to FB Financial Corporation and noncontrolling interest			35,307
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$35,299
Total assets	$12,302,812	$584,583	$12,887,395
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

Three Months Ended June 30, 2022	Banking(3)	Mortgage	Consolidated
Net interest income	$102,171	$—	$102,171
Provisions for credit losses	12,318	—	12,318
Mortgage banking income	—	23,711	23,711
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(1,152)	(1,152)
Other noninterest income	10,699	(44)	10,655
Depreciation and amortization	1,731	281	2,012
Amortization of intangibles	1,194	—	1,194
Other noninterest expense(2)	56,395	37,396	93,791
Income (loss) before income taxes	$41,232	$(15,162)	$26,070
Income tax expense			6,717
Net income applicable to FB Financial Corporation and noncontrolling interest			19,353
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$19,345
Total assets	$11,469,762	$724,100	$12,193,862
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2) Includes $12,458 in Mortgage restructuring expenses in the Mortgage segment related to the exit from the direct-to-consumer internet delivery channel.
(3) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Six Months Ended June 30, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$205,203	$—	$205,203
Provisions for credit losses	(587)	—	(587)
Mortgage banking income	—	31,947	31,947
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(7,629)	(7,629)
Other noninterest income	22,973	(129)	22,844
Depreciation and amortization	4,269	411	4,680
Amortization of intangibles	1,930	—	1,930
Other noninterest expense	129,804	25,318	155,122
Income (loss) before income taxes	$92,760	$(1,540)	$91,220
Income tax expense			19,532
Net income applicable to FB Financial Corporation and noncontrolling interest			71,688
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$71,680
Total assets	$12,302,812	$584,583	$12,887,395
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

Six Months Ended June 30, 2022	Banking(3)	Mortgage	Consolidated
Net interest income	$190,355	$(2)	$190,353
Provisions for credit losses	8,071	—	8,071
Mortgage banking income	—	52,989	52,989
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(899)	(899)
Other noninterest income	22,682	(166)	22,516
Depreciation and amortization	3,441	607	4,048
Amortization of intangibles	2,438	—	2,438
Other noninterest expense(2)	113,025	66,758	179,783
Income (loss) before income taxes	$86,062	$(15,443)	$70,619
Income tax expense			16,030
Net income applicable to FB Financial Corporation and noncontrolling interest			54,589
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$54,581
Total assets	$11,469,762	$724,100	$12,193,862
Goodwill	242,561	—	242,561
(1)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2)Includes $12,458 in Mortgage restructuring expenses in the Mortgage segment related to the exit from the direct-to-consumer internet delivery channel.
(3)Banking segment includes noncontrolling interest.
The Banking segment provides the Mortgage segment with a warehouse line of credit that is used to fund mortgage loans held for sale. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit is recorded as interest income to the Company's Banking segment and as interest expense to the Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit was $4,319 and $8,250 for the three and six months ended June 30, 2023, respectively, and $4,850 and $10,516 for the three and six months ended June 30, 2022, respectively.

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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of June 30, 2023 and December 31, 2022, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
The Company elected to phase-in the impact related to adopting FASB ASU 2016-13 over the permissible five-year transition relief period and delayed the initial impact of CECL adoption plus 25% of the quarterly increases in ACL in the first two years after adoption. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and are being phased out of regulatory capital calculations evenly over a three year period, with 75% of the transition provision’s impact being recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.
Actual and required capital amounts and ratios are included below as of the dates indicated.

June 30, 2023	Actual		Minimum Capital Adequacy with Capital Buffer		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,588,399	13.9%	$1,198,463	10.5%	N/A	N/A
FirstBank	1,555,006	13.6%	1,196,301	10.5%	$1,139,334	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,363,796	11.9%	$970,185	8.5%	N/A	N/A
FirstBank	1,330,403	11.7%	968,434	8.5%	$911,467	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,363,796	10.7%	$510,676	4.0%	N/A	N/A
FirstBank	1,330,403	10.4%	510,283	4.0%	$637,854	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,333,796	11.7%	$798,976	7.0%	N/A	N/A
FirstBank	1,330,403	11.7%	797,534	7.0%	$740,567	6.5%

December 31, 2022	Actual		Minimum Capital Adequacy with Capital Buffer		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,528,344	13.1%	$1,225,161	10.5%	N/A	N/A
FirstBank	1,506,543	12.9%	1,222,922	10.5%	$1,164,688	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,315,386	11.3%	$991,797	8.5%	N/A	N/A
FirstBank	1,293,585	11.1%	989,985	8.5%	$931,750	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,315,386	10.5%	$499,648	4.0%	N/A	N/A
FirstBank	1,293,585	10.4%	499,194	4.0%	$623,992	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,285,386	11.0%	$816,774	7.0%	N/A	N/A
FirstBank	1,293,585	11.1%	815,281	7.0%	$757,047	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (13)—Stock-Based Compensation:
Restricted Stock Units
The Company grants RSUs under compensation arrangements for the benefit of employees, executive officers, and directors. RSU grants are subject to time-based vesting. Compensation cost associated with time-based vesting RSUs is recognized on a straight line basis based on the grant date fair value of the awards. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes changes in restricted stock units for the six months ended June 30, 2023:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	365,155	$39.02
Granted	163,552	36.04
Vested	(163,129)	39.19
Forfeited	(2,188)	41.19
Balance at end of period (unvested)	363,390	$37.59
The total fair value of restricted stock units vested and released was $1,802 and $6,393 for the three and six months ended June 30, 2023, respectively, and $2,449 and $5,846 for the three and six months ended June 30, 2022, respectively.
The compensation cost related to these grants and vesting of restricted stock units was $2,188 and $3,894 for the three and six months ended June 30, 2023, respectively, and $2,196 and $4,052 for the three and six months ended June 30, 2022, respectively. This includes amounts paid related to director grants and compensation elected to be settled in stock amounting to $272 and $447 during the three and six months ended June 30, 2023, respectively, and $148 and $314 for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, there was $11,036 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.26 years. Additionally, as of June 30, 2023, there were 1,534,973 shares available for issuance under the Company's stock compensation plans. As of both June 30, 2023 and December 31, 2022, there was $292 accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Performance-Based Restricted Stock Units
The Company awards PSUs to executives and other officers and employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The Company's performance relative to a predefined peer group will be measured based on non-GAAP core return on average tangible common equity ratio, which is adjusted for unusual gains/losses, merger expenses, and other items as approved by the Compensation Committee of the Company's board of directors. Compensation expense for PSUs is estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.
The following table summarizes information about the changes in PSUs as of and for the six months ended June 30, 2023:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	161,667	$41.73
Granted	86,010	37.17
Performance adjustment (1)	51,444	36.93
Vested	(104,833)	36.93
Forfeited or expired	(1,153)	44.25
Balance at end of period (unvested)	193,135	$40.96
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. PSU awards are settled with payouts ranging from 0% and 200% of the target award value based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company's outstanding PSUs as of June 30, 2023:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2021 (1)	$43.20	2021 to 2023	52,491
2022 (2)	$44.44	2022 to 2024	57,190
2023 (2)	$37.17	2023 to 2025	83,454
(1)Vesting factor will be either at 0%, 25%, 100%, or 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.
(2)Vesting factor will be interpolated between 0% and 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.

The Company recorded compensation cost of $1,060 and $1,639 for the for the three and six months ended June 30, 2023, respectively, and $842 and $1,568 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $13,323, and the weighted average remaining performance period over which the cost could be recognized was 2.3 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were no shares issued under the ESPP during the three months ended June 30, 2023 or 2022. There were 8,214 and 15,152 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $305 and $588, during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there were 2,306,532 shares available for issuance under the ESPP.

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
An analysis of loans to executive officers, certain management, and directors of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2023	$82,559
New loans and advances	4,524
Change in related party status	(37,812)
Repayments	(1,451)
Loans outstanding at June 30, 2023	$47,820
Unfunded commitments to certain executive officers, certain management and directors and their related interests totaled $53,589 and $31,564 at June 30, 2023 and December 31, 2022, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $298,186 and $347,660 as of June 30, 2023 and December 31, 2022, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $103 and $193 for the three and six months ended June 30, 2023, respectively, and $100 and $201 for the three and six months ended June 30, 2022, respectively.
(D) Aviation lease:
During the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also maintains a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. The Company recognized income of $4 and $11 during the three and six months ended June 30, 2023, respectively, and $8 and $19 during the three and six months ended June 30, 2022, respectively, under this agreement.
(E) Equity investment in preferred stock and master loan purchase agreement:
During the year ended December 31, 2022, the Company invested in preferred stock of a privately held entity of which an executive officer of the Company is on the Board of directors of the investee. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $10,000 as of both June 30, 2023 and December 31, 2022, and is being accounted for as an equity security without readily determinable market value. No gains or losses have been recognized to date associated with this investment.
Concurrently, the Company also entered a separate master loan purchase agreement with the entity to purchase up to $250,000 in manufactured loan housing production over an initial five-year term. During the three and six months ended June 30, 2023, the Company purchased $6,449 of loans HFI under this agreement. As of June 30, 2023, the amortized cost of these loans HFI amounted to $6,441. There were no loans recorded under the master loan purchase agreement as of December 31, 2022.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of June 30, 2023 and December 31, 2022, and our results of operations for the three and six months ended June 30, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on February 28, 2023, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
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

Critical accounting policies
Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards if applicable, are discussed in further detail in Note 1, "Basis of presentation," in the notes to our consolidated financial statements in our Annual Report.

Financial highlights
The following table presents certain selected historical consolidated income statement and balance sheet data and key performance indicators and other measures as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended		As of or for the six months ended,		As of or for the year-ended
	June 30,		June 30,		December 31,
(dollars in thousands, except share data)	2023	2022	2023	2022	2022
Selected Statement of Income Data
Net interest income	101,543	102,171	$205,203	$190,353	$412,235
Provisions for credit losses	(1,078)	12,318	(587)	8,071	18,982
Total noninterest income	23,813	33,214	47,162	74,606	114,667
Total noninterest expense	81,292	96,997	161,732	186,269	348,346
Income before income taxes	45,142	26,070	91,220	70,619	159,574
Income tax expense	9,835	6,717	19,532	16,030	35,003
Net income applicable to noncontrolling interest	8	8	8	8	16
Net income applicable to FB Financial Corporation	$35,299	$19,345	$71,680	$54,581	$124,555
Per Common Share
Basic net income	$0.75	$0.41	$1.53	$1.15	$2.64
Diluted net income	0.75	0.41	1.53	1.15	2.64
Book value(1)	29.64	28.15	29.64	28.15	28.36
Tangible book value(2)	24.23	22.67	24.23	22.67	22.90
Cash dividends declared	0.15	0.13	0.30	0.26	0.52
Selected Balance Sheet Data
Cash and cash equivalents	$1,160,354	$872,861	$1,160,354	$872,861	$1,027,052
Loans HFI	9,326,024	8,624,337	9,326,024	8,624,337	9,298,212
Allowance for credit losses on loans HFI	(140,664)	(126,272)	(140,664)	(126,272)	(134,192)
Loans held for sale(5)	99,131	260,215	99,131	260,215	139,451
Investment securities, at fair value	1,422,391	1,621,344	1,422,391	1,621,344	1,474,176
Total assets	12,887,395	12,193,862	12,887,395	12,193,862	12,847,756
Noninterest-bearing deposits	2,400,288	2,895,520	2,400,288	2,895,520	2,676,631
Interest-bearing deposits (non-brokered)	8,233,082	7,646,125	8,233,082	7,646,125	8,178,453
Brokered deposits	238,885	1,657	238,885	1,657	750
Total deposits	10,872,255	10,543,302	10,872,255	10,543,302	10,855,834
Estimated insured or collateralized deposits(4)	7,858,761	7,320,537	7,858,761	7,320,537	7,288,641
Borrowings	390,354	160,400	390,354	160,400	415,677
Total common shareholders' equity	1,386,951	1,319,852	1,386,951	1,319,852	1,325,425
Selected Ratios
Return on average:
Assets(3)	1.10%	0.62%	1.13%	0.88%	1.01%
Common shareholders' equity(3)	10.3%	5.74%	10.6%	7.95%	9.23%
Tangible common equity(2)	12.6%	7.09%	13.1%	9.78%	11.4%
Efficiency ratio	64.8%	71.6%	64.1%	70.3%	66.1%
Adjusted efficiency ratio (tax-equivalent basis)(2)	63.5%	61.1%	63.4%	64.5%	62.7%
Loans HFI to deposit ratio	85.8%	81.8%	85.8%	81.8%	85.7%
Net interest margin (tax-equivalent basis)	3.40%	3.52%	3.45%	3.28%	3.57%
Yield on interest-earning assets	5.67%	3.80%	5.53%	3.54%	4.16%
Cost of total deposits	2.38%	0.25%	2.16%	0.22%	0.54%
Cost of interest-bearing liabilities	3.14%	0.40%	2.88%	0.37%	0.87%
Estimated uninsured and uncollateralized deposits as a percentage of total deposits(4)	27.7%	30.6%	27.7%	30.6%	32.9%

	As of or for the three months ended		As of or for the six months ended,		As of or for the year ended
	June 30,		June 30,		December 31,
	2023	2022	2023	2022	2022
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.51%	1.46%	1.51%	1.46%	1.44%
Net charge-offs as a percentage of average loans HFI	(0.03)%	(0.09)%	(0.02)%	(0.03)%	(0.02)%
Nonperforming assets as a percentage of total assets(5)	0.59%	0.46%	0.59%	0.46%	0.68%
Nonperforming loans HFI to total loans HFI	0.47%	0.51%	0.47%	0.51%	0.49%
Capital Ratios (Company)
Total common shareholders' equity to assets	10.8%	10.8%	10.8%	10.8%	10.3%
Tangible common equity to tangible assets(2)	8.98%	8.90%	8.98%	8.90%	8.50%
Tier 1 leverage	10.7%	10.2%	10.7%	10.2%	10.5%
Tier 1 risk-based capital	11.9%	11.8%	11.9%	11.8%	11.3%
Total risk-based capital	13.9%	13.6%	13.9%	13.6%	13.1%
Common Equity Tier 1 (CET1)	11.7%	11.5%	11.7%	11.5%	11.0%
Capital Ratios (Bank)
Total common shareholders' equity to assets	10.7%	10.9%	10.7%	10.9%	10.4%
Tier 1 leverage	10.4%	10.0%	10.4%	10.0%	10.4%
Tier 1 risk-based capital	11.7%	11.5%	11.7%	11.5%	11.1%
Total risk-based capital	13.6%	13.4%	13.6%	13.4%	12.9%
Common Equity Tier 1 (CET1)	11.7%	11.5%	11.7%	11.5%	11.1%
(1)Book value per share equals our total common shareholders’ equity divided by the number of share of our common stock outstanding as of the date presented.
(2)Non-GAAP financial measure; See "GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(3)ROAA and ROAE is calculated by dividing annualized net income or loss for that period by our average assets or average equity for the same period.
(4)Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(5)Includes optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days as of June 30, 2023 and December 31, 2022. See 'Nonperforming assets' under the subheading 'Asset quality' included within this management's discussion and analysis for further discussion.

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
The following table presents a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$81,292	$96,997	$161,732	$186,269	$348,346
Less mortgage restructuring expenses	—	12,458	—	12,458	12,458
Less severance expense	1,426	—	1,426	—	—
Adjusted noninterest expense	$79,866	$84,539	$160,306	$173,811	$335,888
Net interest income (tax-equivalent basis)	$102,383	$102,926	$206,876	$191,858	$415,282
Total noninterest income	23,813	33,214	47,162	74,606	114,667
Less (loss) gain on change in fair value of commercial loans held for sale acquired in previous business combination	(8)	(2,010)	902	(2,184)	(5,133)
Less gain (loss) on sales or write-downs of other real estate owned and other assets	533	(8)	350	(442)	(265)
Less (loss) gain from securities, net	(28)	(109)	41	(261)	(376)
Adjusted noninterest income	23,316	35,341	45,869	77,493	120,441
Adjusted operating revenue	$125,699	$138,267	$252,745	$269,351	$535,723
Efficiency ratio (GAAP)	64.8%	71.6%	64.1%	70.3%	66.1%
Adjusted efficiency ratio (tax-equivalent basis)	63.5%	61.1%	63.4%	64.5%	62.7%

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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	June 30,		December 31,
(dollars in thousands, except share data)	2023	2022	2022
Tangible Assets
Total assets	$12,887,395	$12,193,862	$12,847,756
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(10,438)	(14,515)	(12,368)
Tangible assets	$12,634,396	$11,936,786	$12,592,827
Tangible Common Equity
Total common shareholders' equity	$1,386,951	$1,319,852	$1,325,425
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(10,438)	(14,515)	(12,368)
Tangible common equity	$1,133,952	$1,062,776	$1,070,496
Common shares outstanding	46,798,751	46,881,896	46,737,912
Book value per common share	$29.64	$28.15	$28.36
Tangible book value per common share	$24.23	$22.67	$22.90
Total common shareholders' equity to total assets	10.8%	10.8%	10.3%
Tangible common equity to tangible assets	8.98%	8.90%	8.50%
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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2023	2022	2023	2022	2022
Return on average tangible common equity
Total average common shareholders' equity	$1,376,818	$1,352,701	$1,360,108	$1,384,269	$1,349,583
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)	(242,561)	(242,561)
Average intangibles, net	(10,913)	(15,144)	(11,385)	(15,757)	(14,573)
Average tangible common equity	$1,123,344	$1,094,996	$1,106,162	$1,125,951	$1,092,449
Net income applicable to FB Financial Corporation	$35,299	$19,345	$71,680	$54,581	$124,555
Return on average common shareholders' equity	10.3%	5.74%	10.6%	7.95%	9.23%
Return on average tangible common equity	12.6%	7.09%	13.1%	9.78%	11.4%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank and the Bank's subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of June 30, 2023, our footprint included 82 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. Our banking services extend to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Recent developments
Recent banking events
The banking sector experienced significant volatility during the first half of 2023, including high-profile bank failures, continuing interest rate hikes and recessionary concerns. We have proactively positioned the balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve our clients and communities.
As of June 30, 2023, we carried on-balance sheet liquidity of $1.44 billion. We maintain the ability to access $6.42 billion of contingent liquidity from the FHLB, Federal Reserve, brokered CDs, and unsecured lines of credit. Our available-for-sale debt securities portfolio is 11.0% of total assets and we do not maintain any held-to-maturity investment securities. Management considers our current liquidity position to be more than adequate to meet both short-term and long-term liquidity needs. Refer to the section 'Liquidity and capital resources' for additional information.
Further, our capital ratios of the Company, and its subsidiary bank are well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section 'Shareholders' equity and capital management' for additional details.
Non-performing assets were 0.59% of total assets as of June 30, 2023 and net charge-offs during the three and six months ended June 30, 2023 were 0.03% and 0.02%, respectively, which we believe reflects our disciplined underwriting and conservative lending philosophy. Refer to the section 'Asset quality' for additional information.
While the high-profile bank failures and other concerns have impacted the entire banking industry and future events cannot be predicted, we remain committed to safe and sound community banking practices that have been a cornerstone of the Company's values and historical performance.
Overview of recent financial performance
Results of operations
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Our net income increased during the three months ended June 30, 2023 to $35.3 million from $19.4 million for the three months ended June 30, 2022. Diluted earnings per common share was $0.75 and $0.41 for the three months ended June 30, 2023 and 2022, respectively. Our net income represented a return on average assets, or ROAA, of 1.10% and 0.62% for the three months ended June 30, 2023 and 2022, respectively, and a return on average shareholders’ equity, or ROAE, of 10.3% and 5.74% for the same periods. Our ratio of return on average tangible common equity, or ROATCE for the three months ended June 30, 2023 and 2022 was 12.6% and 7.09%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended June 30, 2023, our net interest income before provisions for credit losses was $101.5 million compared with $102.2 million for the three months ended June 30, 2022. Our net interest margin, on a tax-equivalent basis, decreased to 3.40% for the three months ended June 30, 2023, compared with 3.52% for the three months ended June 30, 2022. The decrease was primarily driven by higher interest rates increasing our total cost of funds compared to the increase in the interest income on interest-earnings assets during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
We experienced a decrease in noninterest income of $9.4 million to $23.8 million for the three months ended June 30, 2023, compared with $33.2 million for the same period in the prior year. A decrease of $10.3 million in mortgage banking income was the primary driver for the downward movement in noninterest income, which was the result of interest rate increases and an overall slowdown in mortgage activity experienced throughout the industry. Additionally, the change also reflects the restructuring of our mortgage business (referred to herein as "Mortgage restructuring"), including the exit of our direct-to-consumer internet delivery channel during the second quarter of 2022. Refer to the section "Business segment highlights" for additional information on the restructuring of our Mortgage segment.
Noninterest expense decreased to $81.3 million for the three months ended June 30, 2023, compared with $97.0 million for the three months ended June 30, 2022. The decrease in noninterest expense is primarily driven by the mortgage restructuring expense of $12.5 million during the three months ended June 30, 2022 and decreases in salaries, commissions and employee benefit expenses due to a decrease in mortgage production volume.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Our net income increased during the six months ended June 30, 2023 to $71.7 million from $54.6 million for the six months ended June 30, 2022. Diluted earnings per common share were $1.53 and $1.15 for the six months ended June 30, 2023 and 2022, respectively. Our net income represented a ROAA of 1.13% and 0.88% for the six months ended June 30, 2023 and 2022, respectively, and a ROAE of 10.6% and 7.95% for the same periods. Our ROATCE for the six months ended June 30, 2023 and 2022 were 13.1% and 9.78%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the six months ended June 30, 2023, our net interest income before provisions for credit losses increased to $205.2 million compared with $190.4 million in the six months ended June 30, 2022. Our net interest margin, on a tax-equivalent basis, increased to 3.45% for the six months ended June 30, 2023 as compared to 3.28% for the six months ended June 30, 2022. The increase was primarily driven by an increase in interest rates on loans, which was partially offset by the impact of increasing costs of funds as competition over customer deposits has risen in the industry.
Noninterest income for the six months ended June 30, 2023 decreased by $27.4 million to $47.2 million, down from $74.6 million for the six months ended June 30, 2022. The decrease in noninterest income was primarily due to a $27.8 million decrease in mortgage banking income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These results were impacted by increasing interest rates, compressing margins, and a decrease in demand for residential mortgages during the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The change also reflects the closure of our direct-to-consumer mortgage internet delivery channel in the second quarter of 2022. Refer to the section "Business segment highlights" for additional information on the restructuring of our Mortgage segment.
Noninterest expense decreased to $161.7 million for the six months ended June 30, 2023, compared with $186.3 million for the six months ended June 30, 2022. The decrease in noninterest expense is reflective of the $21.7 million decrease in salaries, commissions and employee-related costs in the Mortgage segment related to the restructuring of our Mortgage segment and reduced headcount and mortgage production which was slightly offset by a $2.1 million increase in regulatory fees and assessments. Additionally, the decrease reflects $12.5 million in mortgage restructuring expenses incurred during the six months ended June 30, 2022.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our unaudited consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Income before taxes from the Banking segment increased for the three months ended June 30, 2023 to $46.4 million, compared to $41.2 million for the three months ended June 30, 2022. These results were primarily driven by a reversal in provision for credit losses on loans HFI and unfunded loan commitments of $1.1 million for the three months ended June 30, 2023 compared to a provision expense of $12.3 million for the three months ended June 30, 2022, reflecting a decrease in unfunded loan commitments in the construction and land development category by $379.2 million from June 30, 2022. Noninterest income increased to $11.5 million in the three months ended June 30, 2023 compared to $10.7 million in the three months ended June 30, 2022. This includes losses associated with our commercial loans held for sale portfolio of $8 thousand for the three months ended June 30, 2023 compared with $2.0 million for the three months ended June 30, 2022. Noninterest expense increased during the three months ended June 30, 2023 to $67.7 million from $59.3 million for three months ended June 30, 2022 due to increases in salaries, severance, regulatory fees, occupancy, and marketing expenses.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Income before taxes from the Banking segment increased for the six months ended June 30, 2023 to $92.8 million, compared to $86.1 million for the six months ended June 30, 2022. Net interest income increased by $14.8 million to $205.2 million during the six months ended June 30, 2023 compared to $190.4 million during the six months ended June 30, 2022. Our provisions for credit losses on loans HFI and unfunded loan commitments resulted in a $0.6 million net reversal during the six months ended June 30, 2023 compared to a $8.1 million provision expense during the six months ended June 30, 2022. Noninterest income increased slightly to $23.0 million in the six months ended June 30, 2023 as compared to $22.7 million in the six months ended June 30, 2022. Noninterest expense increased to $136.0 million for six months ended June 30, 2023 compared to $118.9 million for the six months ended June 30, 2022 due to increases in salaries, severance, regulatory fees and assessments, occupancy, legal and professional fees, and marketing.
Mortgage
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The Mortgage segment reported a pre-tax loss of $1.3 million for the three months ended June 30, 2023, compared to a pre-tax loss of $15.2 million for the three months ended June 30, 2022. The loss in 2022 includes a $12.5 million mortgage restructuring expense associated with the exit of our direct-to-consumer internet delivery channel. Noninterest income decreased by $10.2 million to $12.3 million for the three months ended June 30, 2023, compared with $22.5 million for the three months ended June 30, 2022, which was related to a decrease in mortgage banking income. Further discussion related to the change in mortgage banking income is included under the subheading 'Noninterest income' included within this management's discussion and analysis. Noninterest expense for the three months ended June 30, 2023 and 2022 was $13.6 million and $37.7 million, respectively. This decrease is reflective of the mortgage restructuring expense mentioned above in addition to decreases in marketing, legal and professional fees, salaries, commissions, incentives and employee benefits due to a reduction in production volume and headcount reduction from the Mortgage restructuring.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Activity in our Mortgage segment resulted in a pre-tax net loss of $1.5 million for the six months ended June 30, 2023 compared to a pre-tax net loss of $15.4 million for the six months ended June 30, 2022. Mortgage banking income decreased $27.8 million to $24.3 million during the six months ended June 30, 2023 compared to $52.1 million for the six months ended June 30, 2022. Further discussion on the components of mortgage banking income is included under the subheading 'Noninterest income' within this management's discussion and analysis. Noninterest expense for the six months ended June 30, 2023 and 2022 was $25.7 million and $67.4 million, respectively, This decrease is reflective of the mortgage restructuring expense mentioned above in addition to decreases in marketing, legal and professional fees, occupancy, salaries, commissions and incentive costs associated with the decrease in production volume and headcount reduction from the Mortgage restructuring.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2023 and 2022.

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
During the three and six months ended June 30, 2023, the US Treasury yield curve remained inverted as long-term rates increased at a slower pace than short-term rates which is in contrast to the more normalized upward sloping US Treasury yield curve during the three and six months ended June 30, 2022. The Federal Funds Target Rate range was 5.00% - 5.25% and 1.50% - 1.75% as of June 30, 2023 and June 30, 2022, respectively. Effective, July 27, 2023, the Federal Reserve increased the target range for the federal funds rate to 5.25% - 5.50%.
Three months ended June 30, 2023 compared to three months ended June 30, 2022
On a tax-equivalent basis, net interest income decreased slightly to $102.4 million for the three months ended June 30, 2023 as compared to $102.9 million for the three months ended June 30, 2022. Interest income, on a tax-equivalent basis, was $171.0 million for the three months ended June 30, 2023, compared to $111.0 million for the three months ended June 30, 2022, an increase of $60.1 million, which was primarily driven by an increase in both interest rates and volume on loans HFI, partially offset by an increase in our cost of funds.
Interest income on loans HFI, on a tax-equivalent basis, increased $51.7 million to $148.4 million for the three months ended June 30, 2023 from $96.7 million for the three months ended June 30, 2022 primarily due to higher interest rates with a secondary driver of increased volume. The tax-equivalent yield on loans held for investment was 6.34% for the three months ended June 30, 2023, up 168 basis points from the three months ended June 30, 2022. Our estimated contractual loan interest yield was 6.16% for the three months ended June 30, 2023 compared with 4.24% in the three months ended June 30, 2022. Additionally, average loans HFI increased to $9.39 billion for the three months ended June 30, 2023 compared to $8.32 billion for the three months ended June 30, 2022 due to strong demand in our primary markets and funding of prior loan commitments.
The components of our loan yield for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan HFI yield components:
Contractual interest rate on loans HFI(1)	$144,322	6.16%	$88,005	4.24%
Origination and other loan fee income	3,907	0.17%	6,927	0.33%
(Amortization) accretion on purchased loans	(14)	—%	64	—%
Nonaccrual interest collections	200	0.01%	546	0.03%
Syndicated fee income	—	—%	1,150	0.06%
Total loan HFI yield	$148,415	6.34%	$96,692	4.66%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.

Origination and other loan fees (including syndication fee income for the three months ended June 30, 2022) impacted our NIM by 13 basis point and 28 basis points for the three months ended June 30, 2023 and 2022, respectively.
Interest expense was $68.6 million for the three months ended June 30, 2023, an increase of $60.6 million as compared to the three months ended June 30, 2022. The primary driver was increases in interest expense on money market and interest-bearing checking deposit products. Interest expense on money market deposits increased $28.6 million to $30.1 million for the three months ended June 30, 2023 compared to $1.4 million for the three months ended June 30, 2022. Interest expense on interest-bearing checking deposit products increased $20.5 million to $23.8 million for the three months ended June 30, 2023 compared to $3.3 million for the three months ended June 30, 2022. These increases were most significantly influenced by increasing interest rates. The average rate on money market deposits increased 323 basis points from 0.20% for the three months ended June 30, 2022 to 3.43% for the three months ended June 30, 2023 and the average rate on interest-bearing checking deposits increased 266 basis points from 0.39% for the three months ended June 30, 2022 to 3.05% for the three months ended June 30, 2023. Total cost of interest-bearing deposits was 3.06% for the three months ended June 30, 2023 compared to 0.33% for the three months ended June 30, 2022. As interest rates on deposits increase, we tend to experience some movement between deposit types as customers seek higher interest rates and shift from noninterest-bearing deposit accounts to interest-bearing deposit products.
Overall, our NIM, on a tax-equivalent basis, decreased to 3.40% for the three months ended June 30, 2023 from 3.52% for the three months ended June 30, 2022, driven by the increase in both interest rates and volume of loans HFI, partially offset by an increase in cost of funds previously discussed. Additionally, there was a shift in our balance sheet composition, including a decline in excess liquidity, which we estimate to be interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 3 basis point for the three months ended June 30, 2023 compared to approximately 14 basis points for the three months ended June 30, 2022.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2023			2022
(dollars in thousands on tax-equivalent basis)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans held for investment (1)(2)	$9,387,284	$148,415	6.34%	$8,323,778	$96,692	4.66%
Loans held for sale- mortgage	63,407	1,005	6.36%	215,779	2,350	4.37%
Loans held for sale-commercial	9,377	3	0.13%	56,460	718	5.10%
Investment securities:
Taxable	1,374,308	6,480	1.89%	1,474,999	6,499	1.77%
Tax-exempt(2)	293,739	2,445	3.34%	307,719	2,492	3.25%
Total investment securities(2)	1,668,047	8,925	2.15%	1,782,718	8,991	2.02%
Federal funds sold and reverse repurchase agreements	61,799	1,050	6.81%	221,929	421	0.76%
Interest-bearing deposits with other financial institutions	857,862	10,829	5.06%	1,081,474	1,551	0.58%
FHLB stock	42,133	796	7.58%	34,536	246	2.86%
Total interest earning assets(2)	12,089,909	171,023	5.67%	11,716,674	110,969	3.80%
Noninterest Earning Assets:
Cash and due from banks	118,872			91,230
Allowance for credit losses on loans HFI	(138,983)			(120,297)
Other assets (3)(4)(5)	756,651			739,872
Total noninterest earning assets	736,540			710,805
Total assets	$12,826,449			$12,427,479
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$3,127,219	$23,751	3.05%	$3,415,135	$3,285	0.39%
Money market deposits	3,516,901	30,053	3.43%	2,842,026	1,416	0.20%
Savings deposits	433,530	63	0.06%	508,511	68	0.05%
Customer time deposits	1,426,320	10,658	3.00%	1,129,668	1,798	0.64%
Brokered and internet time deposits	56,455	732	5.20%	6,387	24	1.51%
Time deposits	1,482,775	11,390	3.08%	1,136,055	1,822	0.64%
Total interest-bearing deposits	8,560,425	65,257	3.06%	7,901,727	6,591	0.33%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	30,050	97	1.29%	27,233	12	0.18%
Federal Home Loan Bank advances	61,264	784	5.13%	—	—	—%
Subordinated debt	127,129	2,496	7.88%	129,691	1,434	4.43%
Other borrowings	1,385	6	1.74%	1,480	6	1.63%
Total other interest-bearing liabilities	219,828	3,383	6.17%	158,404	1,452	3.68%
Total Interest-bearing liabilities	8,780,253	68,640	3.14%	8,060,131	8,043	0.40%
Noninterest bearing liabilities:
Demand deposits	2,430,476			2,879,662
Other liabilities(4)	238,809			134,892
Total noninterest-bearing liabilities	2,669,285			3,014,554
Total liabilities	11,449,538			11,074,685
FB Financial Corporation common shareholders' equity	1,376,818			1,352,701
Noncontrolling interest	93			93
Shareholders' equity	1,376,911			1,352,794
Total liabilities and shareholders' equity	$12,826,449			$12,427,479
Net interest income (tax-equivalent basis)		$102,383			$102,926
Interest rate spread (tax-equivalent basis)			2.53%			3.40%
Net interest margin (tax-equivalent basis)(6)			3.40%			3.52%
Cost of total deposits			2.38%			0.25%
Average interest-earning assets to average interest-bearing liabilities			137.7%			145.4%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances (before deduction of ACL).
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million for both the three months ended June 30, 2023 and 2022.
(3)Includes average net unrealized losses on investment securities available for sale of $212.0 million and $135.7 million for the three months ended June 30, 2023 and 2022, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $20.0 million for the three months ended June 30, 2023.
(5)Includes investments in premises and equipment, OREO, interest receivable, MSRs, core deposit and other intangibles, goodwill and other miscellaneous assets.
(6)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended June 30, 2023 and 2022. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$16,814	$34,909	$51,723
Loans held for sale - mortgage	(2,415)	1,070	(1,345)
Loans held for sale - commercial	(15)	(700)	(715)
Investment securities:
Taxable	(475)	456	(19)
Tax Exempt(2)	(116)	69	(47)
Federal funds sold and reverse repurchase agreements	(2,721)	3,350	629
Interest-bearing deposits with other financial institutions	(2,823)	12,101	9,278
FHLB stock	144	406	550
Total interest income(2)	8,393	51,661	60,054
Interest-bearing liabilities:
Interest-bearing checking	(2,187)	22,653	20,466
Money market deposits	5,767	22,870	28,637
Savings deposits	(11)	6	(5)
Customer time deposits	2,217	6,643	8,860
Brokered and internet time deposits	649	59	708
Securities sold under agreements to repurchase and federal funds purchased	9	76	85
Federal Home Loan Bank advances	784	—	784
Subordinated debt	(50)	1,112	1,062
Total interest expense	7,178	53,419	60,597
Change in net interest income(2)	$1,215	$(1,758)	$(543)
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million for both the three months ended June 30, 2023 and 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022
On a tax-equivalent basis, net interest income increased $15.0 million to $206.9 million for the six months ended June 30, 2023 as compared to $191.9 million for the six months ended June 30, 2022. Interest income, on a tax-equivalent basis, was $331.3 million for the six months ended June 30, 2023, compared to $206.8 million for the six months ended June 30, 2022, an increase of $124.5 million, which was primarily driven by increases in both interest rates and volume on loans HFI, partially offset by an increase in our cost of deposits. Total interest income represents an increase in yield on interest-earning assets to 5.53% for the six months ended June 30, 2023 compared with 3.54% for the six months ended June 30, 2022.
Interest income on loans HFI, on a tax-equivalent basis, increased $108.7 million to $287.9 million for the six months ended June 30, 2023 from $179.2 million for the six months ended June 30, 2022 due primarily to increasing interest rates, however the change was also heavily influenced by an increase in volume of average loans HFI. The average yield on loans HFI increased by 171 basis points period-over-period to 6.20% for the six months ended June 30, 2023 from 4.49% for the six months ended June 30, 2022. Our estimated contractual loan interest yield was 6.03% in the six months ended June 30, 2023 compared with 4.18% in the six months ended June 30, 2022. Additionally, average loans HFI increased to $9.37 billion for the six months ended June 30, 2023 compared to $8.04 billion for the six months ended June 30, 2022. The increase in average loans HFI is due to strong demand in our primary markets and additional funding during the six months ended June 30, 2023 of commitments made in prior periods.
The components of our loan yield for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI (1)	$280,194	6.03%	$166,794	4.18%
Origination and other loan fee income	7,008	0.15%	11,909	0.30%
Accretion (amortization) on purchased loans	305	0.01%	(2,288)	(0.06)%
Nonaccrual interest collections	375	0.01%	1,590	0.04%
Syndicated loan fee income	—	—%	1,150	0.03%
Total loans HFI yield	$287,882	6.20%	$179,155	4.49%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Origination and other loan fees (including syndication fee income for the six months ended June 30, 2022) impacted our NIM by 12 basis points and 22 basis points for the six months ended June 30, 2023 and 2022, respectively.
Interest expense was $124.5 million for the six months ended June 30, 2023, an increase of $109.5 million as compared to $15.0 million for the six months ended June 30, 2022. The increase was largely attributed to a rise in interest rates in interest-bearing deposit accounts, and specifically on money market and interest-bearing checking deposit products. Interest expense on money market deposits increased $51.6 million to $54.6 million for the six months ended June 30, 2023 compared to $3.0 million for the six months ended June 30, 2022 and interest expense on interest-bearing checking deposits increased $37.1 million to $42.8 million for the six months ended June 30, 2023 from $5.7 million for the six months ended June 30, 2022. The average rate on money market deposits increased 298 basis points from 0.21% for the six months ended June 30, 2022 to 3.19% for the six months ended June 30, 2023 and the average rate on interest-bearing checking deposits increased 241 basis points from 0.33% for the six months ended June 30, 2022 to 2.74% for the six months ended June 30, 2023. Total cost of interest-bearing deposits was 2.80% for the six months ended June 30, 2023 compared to 0.30% for the six months ended June 30, 2022.
Overall, our NIM, on a tax-equivalent basis, increased to 3.45% for the six months ended June 30, 2023 from 3.28% for the six months ended June 30, 2022, driven by the interest rate increases previously discussed along with a shift in balance sheet composition, including a decline in excess liquidity as defined previously. Excess liquidity is estimated to have negatively impacted our NIM by approximately 2 basis point for the six months ended June 30, 2023 compared to approximately 22 basis points for the six months ended June 30, 2022.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2023			2022
(dollars in thousands on a tax-equivalent basis)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans held for investment (1)(2)	$9,367,108	$287,882	6.20%	$8,044,722	$179,155	4.49%
Mortgage loans held for sale	59,826	1,932	6.51%	342,190	5,916	3.49%
Commercial loans held for sale	12,973	162	2.52%	67,452	1,646	4.92%
Investment securities:
Taxable	1,388,380	13,050	1.90%	1,428,342	11,919	1.68%
Tax-exempt (2)	294,193	4,885	3.35%	313,254	5,015	3.23%
Total investment securities (2)	1,682,573	17,935	2.15%	1,741,596	16,934	1.96%
Federal funds sold and reverse repurchase agreements	124,557	2,905	4.70%	214,421	613	0.58%
Interest-bearing deposits with other financial institutions	793,576	18,837	4.79%	1,342,639	2,189	0.33%
FHLB stock	44,600	1,683	7.61%	33,719	393	2.35%
Total interest earning assets (2)	12,085,213	331,336	5.53%	11,786,739	206,846	3.54%
Noninterest Earning Assets:
Cash and due from banks	136,474			92,318
Allowance for credit losses on loans HFI	(136,904)			(123,072)
Other assets (3)(4)(5)	759,352			777,475
Total noninterest earning assets	758,922			746,721
Total assets	$12,844,135			$12,533,460
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$3,146,034	$42,811	2.74%	$3,487,046	$5,742	0.33%
Money market deposits	3,443,833	54,563	3.19%	2,929,401	2,988	0.21%
Savings deposits	445,709	127	0.06%	498,285	132	0.05%
Customer time deposits	1,449,144	19,879	2.77%	1,103,672	3,118	0.57%
Brokered and internet time deposits	29,182	740	5.11%	11,200	73	1.31%
Time deposits	1,478,326	20,619	2.81%	1,114,872	3,191	0.58%
Total interest-bearing deposits	8,513,902	118,120	2.80%	8,029,604	12,053	0.30%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	28,603	143	1.01%	28,637	26	0.18%
Federal Home Loan Bank advances	51,381	1,283	5.04%	—	—	—%
Subordinated debt	126,648	4,898	7.80%	129,642	2,894	4.50%
Other borrowings	1,536	16	2.10%	1,491	15	2.03%
Total other interest-bearing liabilities	208,168	6,340	6.14%	159,770	2,935	3.70%
Total interest-bearing liabilities	8,722,070	124,460	2.88%	8,189,374	14,988	0.37%
Noninterest-bearing liabilities:
Demand deposits	2,509,179			2,823,685
Other liabilities(4)	252,685			136,039
Total noninterest-bearing liabilities	2,761,864			2,959,724
Total liabilities	11,483,934			11,149,098
FB Financial Corporation common shareholders' equity	1,360,108			1,384,269
Noncontrolling interest	93			93
Shareholders' equity	1,360,201			1,384,362
Total liabilities and shareholders' equity	$12,844,135			$12,533,460
Net interest income (tax-equivalent basis)		$206,876			$191,858
Interest rate spread (tax-equivalent basis)			2.65%			3.17%
Net interest margin (tax-equivalent basis) (6)			3.45%			3.28%
Cost of total deposits			2.16%			0.22%
Average interest-earning assets to average interest-bearing liabilities			138.6%			143.9%
(1)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $1.7 million and $1.5 million for six months ended June 30, 2023 and 2022, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $217.4 million and $80.2 million for the six months ended June 30, 2023 and 2022, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $21.7 million for the six months ended June 30, 2023.
(5)Includes investments in premises and equipment, OREO, interest receivable, MSRs, core deposit and other intangibles, goodwill, and other miscellaneous assets.
(6)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the six months ended June 30, 2023 and 2022. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Six months ended June 30, 2023 compared to six months ended June 30, 2022 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$40,641	$68,086	$108,727
Loans held for sale - mortgage	(9,119)	5,135	(3,984)
Loans held for sale - commercial	(680)	(804)	(1,484)
Investment securities:
Taxable	(376)	1,507	1,131
Tax Exempt(2)	(317)	187	(130)
Federal funds sold and reverse repurchase agreements	(2,096)	4,388	2,292
Interest-bearing deposits with other financial institutions	(13,033)	29,681	16,648
FHLB stock	411	879	1,290
Total interest income(2)	15,431	109,059	124,490
Interest-bearing liabilities:
Interest-bearing checking deposits	(4,640)	41,709	37,069
Money market deposits	8,150	43,425	51,575
Savings deposits	(15)	10	(5)
Customer time deposits	4,739	12,022	16,761
Brokered and internet time deposits	456	211	667
Securities sold under agreements to repurchase and federal funds purchased	—	117	117
Federal Home Loan Bank advances	1,283	—	1,283
Subordinated debt	(116)	2,120	2,004
Other borrowings	—	1	1
Total interest expense	9,857	99,615	109,472
Change in net interest income(2)	$5,574	$9,444	$15,018
(1)Average loans are gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $1.7 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

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
Our allowance for credit losses calculation as of June 30, 2023 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included qualitative adjustments for projected slower GDP growth over the next two years, expected elevated unemployment levels, and potentially more interest rate increases from the Federal Reserve. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due primarily to inflation surrounding the potential impact and hardship on the U.S. economy. The qualitative evaluations above include considered projections that the economy may be nearing a recession. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
Three months ended June 30, 2023 compared to three months ended June 30, 2022
We recognized a provision for credit losses on loans HFI of $2.6 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in our provision for credit losses on loans HFI during the three months ended June 30, 2023 was a result of decreased loan growth and the factors discussed above. The slowed loan growth in our loans HFI combined with the economic variables signaling a possible recession in our forward-looking model compared to the strong loan growth used for the three months ended June 30, 2022 are the primary drivers of the decrease in the provision for credit losses on loans HFI during the three months ended June 30, 2023.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a reversal in provision for credit losses on unfunded commitments of $3.7 million and a provision expense of $4.1 million for the three months ended June 30, 2023 and 2022, respectively. The reversal is due to a $158.0 million decrease in our unfunded commitments during the three months ended June 30, 2023, including a $197.2 million decrease in our construction category.
During the three months ended June 30, 2023, our available-for-sale debt securities portfolio net unrealized value declined $18.7 million to a net unrealized loss position of $226.0 million as of June 30, 2023 from a net unrealized loss position of $207.3 million as of March 31, 2023. During the three months ended June 30, 2022, our available-for-sale debt securities portfolio net unrealized value decreased $66.6 million to a net unrealized loss position of $167.5 million as of June 30, 2022 from a net unrealized loss position of $100.9 million as of March 31, 2022. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies and we historically have not recorded any losses associated with these investments. As such, as of June 30, 2023 and December 31, 2022, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is unlikely that the Company will be required to sell the securities before recovery to amortized cost basis at maturity due to our liquidity position and access to other sources of funds. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended June 30, 2023 or 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
We recognized a provision for credit losses on loans HFI for the six months ended June 30, 2023 of $7.6 million. This compares to a provision for credit losses on loans HFI of $2.1 million recorded for the six months ended June 30, 2022. The current period provision on loans HFI resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach driven by a $27.8 million increase in loans HFI outstanding from December 31, 2022 to June 30, 2023 and the deteriorating economic forecasts as discussed in further detail above .For the six months ended June 30, 2022, the modest increase in the provision for credit losses on loans HFI was driven by an increase in loans HFI outstanding period-over-period coupled with the winding down of COVID-era qualitative adjustments.

For the six months ended June 30, 2023, we recorded a reversal in provision for credit losses on unfunded commitments of $8.2 million compared to provision expense of $6.0 million during the six months ended June 30, 2022. The decrease in the provision for credit losses on unfunded commitments is primarily due to our intentional decrease in unfunded loan commitments from December 31, 2022, including a $496.0 million decrease in our construction category and $41.0 million decrease in the non-owner occupied commercial real estate category.
During the six months ended June 30, 2023, the net unrealized value in our available-for-sale debt securities portfolio improved to a net unrealized loss position of $226.0 million from $234.4 million as of December 31, 2022. During the six months ended June 30, 2022, our available-for-sale debt securities portfolio net unrealized value declined $172.2 million to an unrealized loss position of $167.5 million from a net unrealized gain position of $4.7 million as of December 31, 2021. Based on our evaluation of potential credit risk in the portfolio, no provision for credit losses on available-for-sale debt securities was required during the six months ended June 30, 2023 or 2022.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Mortgage banking income	$12,232	$22,559	$24,318	$52,090
Service charges on deposit accounts	3,185	2,908	6,238	5,822
Investment services and trust income	2,777	2,275	5,155	4,407
ATM and interchange fees	2,629	5,353	5,025	10,440
(Loss) gain from securities, net	(28)	(109)	41	(261)
Gain (loss) on sales or write-downs of other real estate owned and other assets	533	(8)	350	(442)
Other income	2,485	236	6,035	2,550
Total noninterest income	$23,813	$33,214	$47,162	$74,606
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Noninterest income amounted to $23.8 million for the three months ended June 30, 2023, a decrease of $9.4 million, or 28.3%, as compared to $33.2 million for the three months ended June 30, 2022. Changes in selected components of noninterest income in the above table are discussed below.
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
Mortgage banking income was $12.2 million and $22.6 million for the three months ended June 30, 2023 and 2022, respectively. The decrease includes a decrease from gains on sale and related fair value changes of $6.9 million to $8.9 million during the three months ended June 30, 2023 compared to $15.7 million for the three months ended June 30, 2022. This was impacted by the reduction in interest rate lock volume of $297.9 million, or 42.5%, during the three months ended June 30, 2023 over the same period in the previous year. In addition to being impacted by the interest rate environment and depressed consumer demand, this decrease also reflects the impact of the Mortgage restructuring and discontinuance of our direct-to-consumer internet delivery channel. For the three months ended June 30, 2022, direct-to-consumer comprised 13.7% our total interest rate lock volume and 37.4% of our sales volume, respectively.

The components of mortgage banking income for three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Mortgage banking income:
Gains and fees from origination and sale of mortgage loans held for sale	$7,994	$21,099
Net change in fair value of loans held for sale and derivatives	874	(5,354)
Change in fair value on MSRs	(4,222)	(1,152)
Mortgage servicing income	7,586	7,966
Total mortgage banking income	$12,232	$22,559
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$95,756
Retail	402,951	605,114
Total	$402,951	$700,870
Interest rate lock commitment volume by purpose (%):
Purchase	88.8%	84.0%
Refinance	11.2%	16.0%
Mortgage sales	$330,326	$869,688
Mortgage sale margin	2.42%	2.43%
Closing volume	$346,202	$725,755
Outstanding principal balance of mortgage loans serviced	$10,961,516	$11,160,382
ATM and interchange fees income for the three months ended June 30, 2023 decreased by 50.9% to $2.6 million compared to $5.4 million for the three months ended June 30, 2022. The decrease was primarily attributable to the expiration of our temporary exemption from the Durbin amendment during the second half of 2022. The Durbin amendment limits the amount of interchange transaction fees that banks with asset sizes greater than $10 billion are permitted to charge retailers for debit card processing. Interchange fee income varies with size and volume of transactions, which can fluctuate with seasonality, consumer spending habits and economic conditions. While our volume of transactions for the three months ended June 30, 2023 increased by approximately 6.00% from the three months ended June 30, 2022, our total interchange fee income declined 52.7% for the same period, the majority of which related to the application of the fee cap imposed by the Durbin amendment impacting the current period.
Other noninterest income for the three months ended June 30, 2023 increased $2.2 million to $2.5 million compared with $0.2 million for the three months ended June 30, 2022. This includes losses associated with our commercial loans held for sale portfolio of $8 thousand for the three months ended June 30, 2023 compared with losses of $2.0 million for the three months ended June 30, 2022. Additional information on our commercial loans held for sale portfolio is included under the subheading 'Loans held for sale' within this management's discussion and analysis.

Six months ended June 30, 2023 compared to six months ended June 30, 2022
Noninterest income amounted to $47.2 million for the six months ended June 30, 2023, a decrease of $27.4 million, or 36.8%, as compared to $74.6 million for the six months ended June 30, 2022. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income was $24.3 million and $52.1 million for the six months ended June 30, 2023 and 2022, respectively, representing a $27.8 million decrease, or 53.3% year-over-year. The total decrease includes a reduction in income from gains on sale and related fair value changes, which decreased to $16.6 million during the six months ended June 30, 2023 compared to $37.6 million for the six months ended June 30, 2022. This change was caused by a decrease in interest rate lock volume of $1.23 billion, or 61.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. In addition to being impacted by the interest rate environment, affordability constraints and a decline in consumer demand, this decrease also reflects the impact of the Mortgage restructuring and discontinuance of our direct-to-consumer internet delivery channel. For the six months ended June 30, 2022, direct-to-consumer comprised 33.0% our total interest rate lock volume and 45.3% of our sales volume, respectively.
The components of mortgage banking income for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$16,140	$50,496
Net change in fair value of loans held for sale and derivatives	453	(12,902)
Change in fair value on MSRs	(7,629)	(899)
Mortgage servicing income	15,354	15,395
Total mortgage banking income	$24,318	$52,090
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$663,848
Retail	777,993	1,346,129
Total	$777,993	$2,009,977
Interest rate lock commitment volume by purpose (%):
Purchase	87.6%	66.0%
Refinance	12.4%	34.0%
Mortgage sales	$662,633	$2,154,170
Mortgage sale margin	2.44%	2.34%
Closing volume	$641,962	$1,719,488
Outstanding principal balance of mortgage loans serviced	$10,961,516	$11,160,382
ATM and interchange fees decreased $5.4 million to $5.0 million during the six months ended June 30, 2023 as compared to $10.4 million for the six months ended June 30, 2022. As discussed above, this decrease was primarily attributable to the expiration of our temporary exemption from the Durbin amendment during the second half of 2022. While our volume of interchange transactions increased approximately 7.00% during the six months ended June 30, 2023 from the previous year, interchange fee income declined by 53.8%, the majority of which related to the application of the fee cap imposed by the Durbin amendment impacting the current period.
Other income increased $3.5 million to $6.0 million during the six months ended June 30, 2023 as compared to $2.6 million during the six months ended June 30, 2022. This increase is primarily related to a $0.9 million gain associated with the change in fair value of the commercial loans held for sale portfolio during the six months ended June 30, 2023 compared to a $2.2 million loss for the six months ended June 30, 2022.

Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Salaries, commissions and employee benefits	$52,020	$55,181	$100,808	$114,624
Occupancy and equipment expense	6,281	5,853	12,190	11,256
Legal and professional fees	2,199	3,116	5,307	5,723
Data processing	2,345	2,404	4,458	4,885
Amortization of core deposit and other intangibles	940	1,194	1,930	2,438
Advertising	2,001	2,031	4,134	6,064
Mortgage restructuring expense	—	12,458	—	12,458
Other expense	15,506	14,760	32,905	28,821
Total noninterest expense	$81,292	$96,997	$161,732	$186,269
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Noninterest expense decreased by $15.7 million during the three months ended June 30, 2023 to $81.3 million as compared to $97.0 million in the three months ended June 30, 2022. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expense representing 64.0% and 56.9% of total noninterest expense for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, salaries and employee benefits expense decreased $3.2 million, or 5.7%, to $52.0 million as compared to $55.2 million for the three months ended June 30, 2022. This decrease was mainly driven by a decrease in commissions and incentives in addition to the reduction in headcount from the Mortgage restructuring. The decrease is partially offset by $0.6 million in severance expenses incurred during the three months ended June 30, 2023, which includes the acceleration in vesting of certain equity grants.
Mortgage restructuring expense of $12.5 million was reported during the three months ended June 30, 2022 related to the exit from our direct-to-consumer internet delivery channel. These expenses primarily include $10.0 million related to salaries, commissions and employee benefits expense, including the acceleration of vesting on restricted stock units. Other components of this expense includes $1.1 million related to software license and maintenance fees, $0.4 million impairment of our operating lease right-of-use assets, and $0.9 million loss on disposal of fixed assets.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Noninterest expense decreased by $24.5 million during the six months ended June 30, 2023 to $161.7 million as compared to $186.3 million in the six months ended June 30, 2022. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expense representing 62.3% and 61.5% of total noninterest expense for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, salaries and employee benefits expense decreased $13.8 million, or 12.1%, to $100.8 million as compared to $114.6 million for the six months ended June 30, 2022. The decrease was attributable to a $8.3 million decrease in salaries in the Mortgage segment due to the Mortgage restructuring. Additionally, the decrease included a $8.8 million decrease in incentive and commission-based compensation during the six months ended June 30, 2023, which was driven by the decrease in mortgage production volume and decline in profitability during the period.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the six months ended June 30, 2023, advertising expense decreased $1.9 million to $4.1 million compared to $6.1 million during the six months ended June 30, 2022. This decrease is primarily attributable to realigning our expenses after the Mortgage restructuring to reflect the decrease in production.

Mortgage restructuring expense of $12.5 million was reported during the six months ended June 30, 2022 related to the exit from our direct-to-consumer internet delivery channel as discussed above.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $4.1 million during the six months ended June 30, 2023 to $32.9 million compared to $28.8 million during the six months ended June 30, 2022. This increase includes a $2.1 million increase in regulatory fees and assessments.
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
Our efficiency ratio was 64.8% and 64.1% for the three and six months ended June 30, 2023, respectively, and 71.6% and 70.3% for the three and six months ended June 30, 2022, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 63.5% and 63.4% for the three and six months ended June 30, 2023, respectively, and 61.1% and 64.5% for the three and six months ended June 30, 2022, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $9.8 million and $6.7 million for the three months ended June 30, 2023 and 2022, respectively, and $19.5 million and $16.0 million for the six months ended June 30, 2023 and 2022, respectively. This represents effective tax rates of 21.8% and 25.8% for the three months ended June 30, 2023 and 2022, respectively, and 21.4% and 22.7% for the six months ended June 30, 2023 and 2022, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, increased our effective tax rate by 1.40% and 6.07% for the three months ended June 30, 2023 and 2022 and by 1.00% and 3.59% for the six months ended June 30, 2023 and 2022, respectively.

Financial condition
The following discussion of our financial condition compares balances as of June 30, 2023 and December 31, 2022.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	June 30,			December 31,
	2023				2022
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$2,862,078	$1,693,572	18%	$2,671,861	$1,645,783	18%
Construction	2,779,952	1,636,970	18%	3,296,503	1,657,488	18%
Residential real estate:
1-to-4 family mortgage	1,549,408	1,548,614	17%	1,573,950	1,573,121	17%
Residential line of credit	1,183,299	507,652	5%	1,151,750	496,660	5%
Multi-family mortgage	522,997	518,025	6%	496,664	479,572	5%
Commercial real estate:
Owner-occupied	1,209,709	1,158,782	12%	1,156,534	1,114,580	12%
Non-owner occupied	1,986,179	1,881,978	20%	2,109,218	1,964,010	21%
Consumer and other	403,737	380,431	4%	393,632	366,998	4%
Total loans	$12,497,359	$9,326,024	100%	$12,850,112	$9,298,212	100%

Our loans HFI portfolio is our most significant earning asset, comprising 72.4% of our total assets at both June 30, 2023 and December 31, 2022. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of June 30, 2023 and December 31, 2022, loans held for investment included approximately $294.7 million and $280.5 million, respectively, related to participated loans. We also sell loan participations to unaffiliated third parties as part of our credit risk management and balance sheet management strategy. During the three months ended June 30, 2023 and 2022, we sold $11.9 million and $7.3 million loan participations, respectively. During the six months ended June 30, 2023 and 2022, we sold $16.3 million and $7.6 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of June 30, 2023 and December 31, 2022, there were no concentrations of loans exceeding 10% of total loans other than our exposure to Tennessee and the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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
When our ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management. The table below shows concentration ratios for the Bank and Company as of June 30, 2023 and December 31, 2022.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
June 30, 2023
Construction	113.1%	110.5%
Commercial real estate	280.7%	274.4%
December 31, 2022
Construction	119.0%	117.2%
Commercial real estate	296.5%	291.9%

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

Construction loans.
Our construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis. These loans can carry risk of repayment when projects incur cost overruns, have an increase in the price of building materials, encounter zoning and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. We continue to focus on decreasing these commitments. While previous commitments have continued to fund up, new commitments to extend additional funds in this category have slowed, which is reflected in the unfunded commitments in our construction portfolio as of June 30, 2023, which have declined $496.0 million or 30.3% compared to December 31, 2022. We expect our outstanding balances in the construction portfolio to decrease in the short term as loans mature and unfunded commitments continue to decrease.

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
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate non-owner occupied investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions. Unfunded commitments in our commercial real estate non-owner occupied portfolio as of June 30, 2023 have declined $41.0 million or 28.2% compared to December 31, 2022. We expect our outstanding balances in the commercial real estate non-owner occupied category to decrease in the short term as loans mature and unfunded commitments continue to decrease.

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

As part of our lending policy and risk management activities, the Company tracks lending exposure of commercial and industrial and owner-occupied commercial real estate by industry classification (as defined by the North American Industry Classification System) and type to determine potential risks associated with industry concentrations, and if any risk issues could lead to additional credit loss exposure. The table below provides a summary of our commercial and industrial and owner-occupied commercial real estate portfolios by industry classification.

	June 30, 2023
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial loans
Real estate rental and leasing	$648,396	$419,452	$194
Finance and insurance	487,165	305,341	—
Construction	396,547	124,186	22
Manufacturing	262,810	183,188	—
Retail trade	160,031	115,420	—
Wholesale trade	152,866	87,084	907
Professional, scientific and technical services	135,471	69,912	211
Transportation and warehousing	108,861	89,342	35
Administrative and support and waste management and remediation services	107,951	50,975	142
Health care and social assistance	86,388	56,198	162
Other services (except public administration)	55,127	28,300	—
Educational services	55,030	39,076	26
Accommodation and food services	42,294	27,470	—
Arts, entertainment and recreation	34,426	29,276	—
Information	34,186	30,071	—
Agriculture, forestry, fishing and hunting	28,708	18,189	325
Other	65,821	20,092	139
Total	$2,862,078	$1,693,572	$2,163

Commercial real estate owner-occupied
Real estate rental and leasing	$222,760	$213,799	$3,301
Other services (except public administration)	170,513	167,545	139
Retail trade	147,869	140,804	—
Health care and social assistance	131,522	122,427	258
Accommodation and food services	115,157	114,881	—
Manufacturing	84,468	81,317	97
Construction	68,966	63,682	7
Wholesale trade	67,884	64,800	—
Arts, entertainment and recreation	34,106	31,979	—
Professional, scientific and technical services	33,007	31,660	199
Transportation and warehousing	24,456	22,465	—
Agriculture, forestry, fishing and hunting	23,870	21,595	914
Educational services	22,438	21,998	—
Finance and insurance	16,559	16,513	—
Information	15,505	13,621	871
Management of companies and enterprises	12,321	12,321	—
Other	18,308	17,375	17
Total	$1,209,709	$1,158,782	$5,803

Additionally, the Company tracks lending exposure of non-owner occupied commercial real estate and construction by collateral property type to determine potential risks associated with collateral types, and if any risk issues could lead to additional credit loss exposure. The following table provides a summary of our non-owner occupied commercial real estate and construction loan portfolios by collateral property type:

	June 30, 2023
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$481,744	$469,047	$—
Office	389,354	357,357	45
Warehouse/industrial	345,108	315,482	—
Hotel	301,509	301,509	5,509
Land-mobile home park	120,865	111,756	—
Self storage	100,630	96,763	—
Healthcare facility	63,737	63,566	—
Assisted living/special care facilities	53,520	53,270	—
Restaurants, bars and event venues	42,108	26,254	—
Recreation/sport/entertainment	13,361	13,361	—
Other	74,243	73,613	—
Total	$1,986,179	$1,881,978	$5,554

Construction
Consumer:
Construction	$276,857	$175,935	$724
Land	44,687	43,925	76
Commercial:
Multi-family	567,689	174,456	—
Land	325,471	264,374	600
Retail	116,174	69,142	—
Hotel	59,398	19,716	—
Healthcare facility	51,821	36,788	—
Self storage	44,862	26,813	—
Assisted living/special care facilities	30,058	24,373	—
Warehouse	16,383	15,859	—
Office	16,067	11,049	—
Other	91,304	36,036	350
Residential Development:
Construction	950,585	590,415	1,010
Land	144,082	107,788	—
Lots	44,514	40,301	—
Total	$2,779,952	$1,636,970	$2,760

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of June 30, 2023. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	June 30, 2023
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$701,588	$796,319	$194,689	$976	$1,693,572
Commercial real estate:
Owner-occupied	98,686	602,091	434,485	23,520	1,158,782
Non-owner occupied	176,507	884,833	802,687	17,951	1,881,978
Residential real estate:
1-to-4 family mortgage	76,777	426,857	254,190	790,790	1,548,614
Residential line of credit	37,223	97,133	372,879	417	507,652
Multi-family mortgage	83,409	299,763	119,351	15,502	518,025
Construction	898,774	558,978	172,391	6,827	1,636,970
Consumer and other	29,534	73,032	68,304	209,561	380,431
Total ($)	$2,102,498	$3,739,006	$2,418,976	$1,065,544	$9,326,024
Total (%)	22.5%	40.1%	25.9%	11.5%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of June 30, 2023.

	June 30, 2023
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$439,832	$552,152	$991,984
Commercial real estate:
Owner-occupied	795,070	265,026	1,060,096
Non-owner occupied	958,179	747,292	1,705,471
Residential real estate:
1-to-4 family mortgage	1,159,402	312,435	1,471,837
Residential line of credit	4,360	466,069	470,429
Multi-family mortgage	331,688	102,928	434,616
Construction	271,991	466,205	738,196
Consumer and other	327,566	23,331	350,897
Total ($)	$4,288,088	$2,935,438	$7,223,526
Total (%)	59.4%	40.6%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2023. As of June 30, 2023 and December 31, 2022, we had $17.9 million and $17.4 million, respectively, in fixed-rate loans in which we have entered into variable rate swap contracts.

	June 30, 2023
(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of June 30, 2023
One year or less	$650,076	$1,452,422	$2,102,498
One to five years	2,268,633	1,470,373	3,739,006
Five to fifteen years	1,255,164	1,163,812	2,418,976
Over fifteen years	764,291	301,253	1,065,544
Total ($)	$4,938,164	$4,387,860	$9,326,024
Total (%)	53.0%	47.0%	100.0%

Of the loans shown above with floating interest rates as of June 30, 2023, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$1,290	24.80	$—	—	$—	—	$—	—	$1,290	24.80
26-50 bps	4,939	50.00	1,353	50.00	—	—	—	—	6,292	50.00
51-75 bps	2,462	75.00	855	74.81	467	73.58	1,998	73.00	5,782	74.17
76-100 bps	7,666	100.00	2,737	93.18	7,791	98.03	985	96.00	19,179	98.02
101-200 bps	24,221	179.86	115,270	162.06	68,035	168.78	10,518	132.45	218,044	164.70
201-300 bps	83,661	267.26	114,711	260.39	119,463	267.02	28,964	252.06	346,799	263.64
301-400 bps	157,962	369.24	143,455	362.91	122,250	355.75	28,174	359.59	451,841	362.98
401-500 bps	674,412	459.69	525,815	468.57	438,467	463.15	54,902	458.21	1,693,596	463.30
501-600 bps	99,020	520.69	82,397	519.73	120,319	526.26	151,030	524.78	452,766	523.36
601 bps and above	550	686.59	16,603	739.43	14,458	691.46	2,153	825.00	33,764	723.49
Total loans with current rates above floors	$1,056,183	424.39	$1,003,196	401.20	$891,250	408.49	$278,724	449.39	$3,229,353	414.95
Loans at interest rate floors providing support:
1-25 bps	$—	—	$—	—	$422	2.00	$137	2.00	$559	2.00
76-100 bps	—	—	1,750	77.00	—	—	—	—	1,750	77.00
101-200 bps	—	—	38	117.00	276	102.00	—	—	314	103.83
Total loans at interest rate floors providing support	$—	—	$1,788	77.86	$698	41.52	$137	—	$2,623	64.23
Asset quality
In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions, including extensions or interest rate modifications, to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. Furthermore, we are committed to collecting on all of our loans. This practice leads to higher recoveries in the long-term.
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of June 30, 2023 and December 31, 2022, we had $76.5 million and $87.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million for both the six months ended June 30, 2023 and 2022. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.2 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

In addition to loans HFI, we also include loans HFS that have stopped accruing interest or become 90 days or more past due. Our nonperforming commercial loans HFS represent a pool of commercial loans, including syndicated national credits and institutional healthcare loans acquired in our 2020 merger with Franklin Financial Network, Inc. These loans amounted to $9.3 million as of both June 30, 2023 and December 31, 2022 and as of June 30, 2023, there was one relationship remaining in the portfolio.
As of June 30, 2023 and December 31, 2022, we had $20.2 million and $26.2 million, respectively, of delinquent GNMA loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of June 30, 2023 and December 31, 2022, other real estate owned included $0.5 million and $2.1 million, respectively, of excess land and facilities held for sale resulting from our prior acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $0.9 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	June 30,		December 31,
(dollars in thousands)	2023	2022	2022
Loan Type
Commercial and industrial	$2,163	$3,469	$1,443
Construction	2,760	2,675	389
Residential real estate:
1-to-4 family mortgage	17,927	15,997	23,115
Residential line of credit	1,187	1,505	1,531
Multi-family mortgage	37	375	42
Commercial real estate:
Owner-occupied	5,803	7,123	5,410
Non-owner occupied	5,554	7,263	5,956
Consumer and other	8,701	5,713	7,960
Total nonperforming loans held for investment	$44,132	$44,120	$45,846
Commercial loans held for sale	9,267	1,459	9,289
Mortgage loans held for sale(1)	20,225	—	26,211
Other real estate owned	1,974	9,398	5,794
Other	883	527	351
Total nonperforming assets	$76,481	$55,504	$87,491
Nonperforming loans held for investment as a percentage of total loans HFI	0.47%	0.51%	0.49%
Nonperforming assets as a percentage of total assets	0.59%	0.46%	0.68%
Nonaccrual loans HFI as a percentage of loans HFI	0.34%	0.34%	0.30%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days as of June 30, 2023 and December 31, 2022.
We have evaluated our loans held for investment classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of June 30, 2023 and December 31, 2022. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $33.6 million at June 30, 2023 as compared to $31.3 million at December 31, 2022.

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
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters. See "Critical Accounting Estimates- Allowance for credit losses" within management's discussion and analysis in our Form 10-K and Note 3 “Loans and allowance for credit losses on loans HFI“ in the notes to the consolidated financial statements in this report for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	June 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$11,311	0.67%	$11,106	0.67%
Construction	39,920	2.44%	39,808	2.40%
Residential real estate:
1-to-4 family mortgage	27,407	1.77%	26,141	1.66%
Residential line of credit	9,185	1.81%	7,494	1.51%
Multi-family mortgage	6,828	1.32%	6,490	1.35%
Commercial real estate:
Owner-occupied	8,467	0.73%	7,783	0.70%
Non-owner occupied	22,877	1.22%	21,916	1.12%
Consumer and other	14,669	3.86%	13,454	3.67%
Total allowance for credit losses on loans HFI	$140,664	1.51%	$134,192	1.44%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2023	2022	2023	2022	2022
Allowance for credit losses on loans HFI at beginning of period	$138,809	$120,049	$134,192	$125,559	$125,559
Charge-offs:
Commercial and industrial	(11)	(1,751)	(57)	(1,755)	(2,087)
Residential real estate:
1-to-4 family mortgage	(16)	(23)	(32)	(23)	(77)
Commercial real estate:
Owner-occupied	(144)	—	(144)	—	(15)
Non-owner occupied	—	—	—	—	(268)
Consumer and other	(721)	(614)	(1,426)	(1,189)	(2,254)
Total charge-offs	$(892)	$(2,388)	$(1,659)	$(2,967)	$(4,701)
Recoveries:
Commercial and industrial	$13	$26	$80	$984	$2,005
Construction	10	11	10	11	11
Residential real estate:
1-to-4 family mortgage	25	14	40	26	54
Residential line of credit	—	16	—	17	17
Commercial real estate:
Owner-occupied	16	15	82	25	88
Consumer and other	108	348	347	565	766
Total recoveries	$172	$430	$559	$1,628	$2,941
Net charge-offs	(720)	(1,958)	(1,100)	(1,339)	(1,760)
Provision for credit losses on loans HFI	2,575	8,181	7,572	2,052	10,393
Allowance for credit losses on loans HFI at the end of period	$140,664	$126,272	$140,664	$126,272	$134,192
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.09)%	(0.02)%	(0.03)%	(0.02)%
Allowance for credit losses on loans HFI as a percentage of loans at end of period	1.51%	1.46%	1.51%	1.46%	1.44%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	441.2%	427.5%	441.2%	427.5%	489.2%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans at end of period	318.7%	286.2%	318.7%	286.2%	292.7%

The following tables details our provision for credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three months ended June 30, 2023
Commercial and industrial	$192	$2	$1,692,181	—%
Construction	(1,115)	10	1,688,401	—%
Residential real estate:
1-to-4 family mortgage	185	9	1,555,754	—%
Residential line of credit	151	—	505,134	—%
Multi-family mortgage	209	—	506,342	—%
Commercial real estate:
Owner-occupied	643	(128)	1,147,722	(0.04)%
Non-owner occupied	1,009	—	1,920,016	—%
Consumer and other	1,301	(613)	371,734	(0.66)%
Total	$2,575	$(720)	$9,387,284	(0.03)%
Three months ended June 30, 2022
Commercial and industrial	$(783)	$(1,725)	$1,430,769	(0.48)%
Construction	6,590	11	1,510,077	—%
Residential real estate:
1-to-4 family mortgage	383	(9)	1,403,214	—%
Residential line of credit	314	16	413,126	0.02%
Multi-family mortgage	105	—	405,324	—%
Commercial real estate:
Owner-occupied	(1,102)	15	1,032,523	0.01%
Non-owner occupied	1,246	—	1,795,905	—%
Consumer and other	1,428	(266)	332,840	(0.32)%
Total	$8,181	$(1,958)	$8,323,778	(0.09)%
Six Months Ended June 30, 2023
Commercial and industrial	$182	$23	$1,677,865	—%
Construction	102	10	1,688,177	—%
Residential real estate:
1-to-4 family mortgage	1,258	8	1,561,368	—%
Residential line of credit	1,691	—	501,297	—%
Multi-family mortgage	338	—	497,654	—%
Commercial real estate:
Owner-occupied	746	(62)	1,137,610	(0.01)%
Non-owner occupied	961	—	1,935,222	—%
Consumer and other	2,294	(1,079)	367,915	(0.59)%
Total	$7,572	$(1,100)	$9,367,108	(0.02)%
Six Months Ended June 30, 2022
Commercial and industrial	$(4,789)	$(771)	$1,383,591	(0.11)%
Construction	9,796	11	1,446,157	—%
Residential real estate:
1-to-4 family mortgage	2,291	3	1,354,941	—%
Residential line of credit	955	17	399,707	0.01%
Multi-family mortgage	(473)	—	382,753	—%
Commercial real estate:
Owner-occupied	(5,289)	25	1,004,676	0.01%
Non-owner occupied	(3,232)	—	1,747,587	—%
Consumer and other	2,793	(624)	325,310	(0.39)%
Total	$2,052	$(1,339)	$8,044,722	(0.03)%

	Provision for credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year ended December 31, 2022
Commercial and industrial	$(4,563)	$(82)	$1,466,685	(0.01)%
Construction	11,221	11	1,549,622	—%
Residential real estate:
1-to-4 family mortgage	7,060	(23)	1,438,801	—%
Residential line of credit	1,574	17	431,826	—%
Multi-family mortgage	(486)	—	411,509	—%
Commercial real estate:
Owner-occupied	(4,883)	73	1,060,523	0.01%
Non-owner occupied	(3,584)	(268)	1,839,577	(0.01)%
Consumer and other	4,054	(1,488)	343,107	(0.43)%
Total	$10,393	$(1,760)	$8,541,650	(0.02)%
The allowance for credit losses on loans HFI was $140.7 million and $134.2 million and represented 1.51% and 1.44% of loans held for investment as of June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023, we experienced net charge-offs of $0.7 million, or 0.03% of average loans HFI, compared to net charge-offs of $2.0 million, or 0.09% for the three months ended June 30, 2022. For the six months ended June 30, 2023, we experienced net charge-offs of $1.1 million, or 0.02% of average loans HFI, compared to net charge-offs of $1.3 million, or 0.03% for the six months ended June 30, 2022. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI remained constant at 0.47% as of June 30, 2023 compared to December 31, 2022.
The primary reason for the increase in the allowance for credit losses on loans HFI is due to a worsening economic outlook that was incorporated into our macroeconomic forecast as of June 30, 2023 compared to December 31, 2022. Specifically, we performed evaluations within our established qualitative framework, assessing the impact of the current economic outlook, including: uncertainty due to inflation, recent bank failures, negative economic forecasts, predicted Federal Reserve rate increases, and other considerations. As a ratio of ACL to loans HFI by loan type, our consumer and other, residential 1-4 family mortgage and HELOC portfolios incurred the largest increases year-over-year due to deteriorating asset quality within our ACL model. These portfolios are heavily reliant on the strength of the economy; and therefore, they are adversely affected by inflation and high interest rates.
We also maintain an allowance for credit losses on unfunded commitments, which decreased to $14.8 million as of June 30, 2023 from $23.0 million as of December 31, 2022 due to a 10.7% or $380.6 million decrease in unfunded loan commitments during the period. Notably, there was a $496.0 million decrease in unfunded commitments in our construction loan category pipeline which resulted in a $8.1 million decrease in required ACL related to unfunded commitments. Our unfunded commitments in our construction loan category decreased as a result of management's concentrated effort over the last few quarters to reduce commitments in specific categories judged to be inherently higher risk considering the current and projected economic conditions.
Loans held for sale
Commercial loans held for sale
Our loans held for sale includes a previously acquired portfolio of commercial loans, including syndicated national credits and institutional healthcare loans that are accounted for as held for sale. The loans had a fair value of $9.3 million as of June 30, 2023 compared to $30.5 million as of December 31, 2022. The change is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs. As of June 30, 2023, there was only one remaining relationship.
This decrease also includes gains recognized on the change in fair value of the portfolio which is included in 'other noninterest income' on the consolidated statement of income of $0.9 million for the six months ended June 30, 2023 compared to losses of $2.0 million and $2.2 million for the three and six months ended June 30, 2022, respectively. The loss recognized on the change in fair value of the portfolio for the three months ended June 30, 2023 was not meaningful.

Mortgage loans held for sale
Mortgage loans held for sale consisted of $69.6 million of residential real estate mortgage loans in the process of being sold to third parties and $20.2 million of GNMA optional repurchase loans. This compares to $82.8 million of residential real estate mortgage loans in the process of being sold to third parties and $26.2 million of GNMA optional repurchase loans as of December 31, 2022.
Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. Interest rate lock volume for the three months ended June 30, 2023 and 2022 totaled $0.40 billion and $0.70 billion, respectively, and $0.78 billion and $2.01 billion for the six months ended June 30, 2023 and 2022, respectively. The decrease in interest rate lock volume during the three and six months ended June 30, 2023 reflects the slow down experienced across the industry compared with the three and six months ended June 30, 2022, which benefited from lower interest rates relative to the rising rates experienced during the three and six months ended June 30, 2023. The decrease also reflects the exit from our direct-to-consumer internet delivery channel completed during 2022. Interest rate lock volume within our direct-to-consumer internet delivery channel for the six months ended June 30, 2022 totaled $0.66 billion. Interest rate lock commitments in the pipeline were $135.4 million as of June 30, 2023 compared with $118.3 million as of December 31, 2022.
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
Other earning assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $26.6 million and $75.4 million at June 30, 2023 and December 31, 2022, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $21.7 million and $135.1 million at June 30, 2023 and December 31, 2022, respectively.
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
The fair value of our available-for-sale debt securities portfolio was $1.42 billion and $1.47 billion as of June 30, 2023 and December 31, 2022, respectively.
During the three months ended June 30, 2022, we purchased $73.1 million in investment securities. No securities were purchased during the three months ended June 30, 2023. During the six months ended June 30, 2023 and 2022, we purchased $0.9 million and $243.2 million in investment securities, respectively. During the three and six months ended June 30, 2022, we sold $1.2 million in investment securities. There were no investment securities sold during three and six months ended June 30, 2023. During the three months ended June 30, 2023 and 2022, maturities and calls of securities totaled $31.6 million and $65.3 million, respectively. During the six months ended June 30, 2023 and 2022, maturities and calls of securities totaled $58.4 million and $126.3 million, respectively.

Included in the fair value of available-for-sale debt securities were net unrealized losses of $226.0 million and $234.4 million as of June 30, 2023 and December 31, 2022, respectively. Current net unrealized losses are due to interest rate increases.
The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	June 30,			December 31,
	2023			2022
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$61,618	4.4%	2.51%	$729	—%	2.40%
Maturing in one to five years	46,603	3.3%	1.60%	106,951	7.3%	2.10%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	108,221	7.7%	2.10%	107,680	7.3%	2.10%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	33,632	2.4%	1.56%	27,082	1.8%	1.50%
Maturing in five to ten years	5,941	0.4%	1.58%	12,011	0.8%	1.70%
Maturing after ten years	956	0.1%	5.04%	969	0.1%	3.32%
Total government agency securities	40,529	2.9%	1.64%	40,062	2.7%	1.60%
Municipal securities:
Maturing within one year	3,262	0.2%	1.88%	3,496	0.2%	2.18%
Maturing in one to five years	18,214	1.3%	4.09%	17,775	1.2%	2.38%
Maturing in five to ten years	44,875	3.2%	3.83%	39,034	2.7%	3.12%
Maturing after ten years	200,746	14.1%	3.00%	204,115	13.9%	3.18%
Total obligations of state and municipal subdivisions	267,097	18.8%	3.09%	264,420	18.0%	3.10%
Residential and commercial mortgage-backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	212	—%	1.81%	—	—%	—%
Maturing in one to five years	3,386	0.2%	2.86%	3,834	0.3%	2.73%
Maturing in five to ten years	28,671	2.0%	2.79%	23,683	1.6%	2.65%
Maturing after ten years	964,385	67.9%	1.86%	1,024,320	69.6%	1.84%
Total residential and commercial mortgage- backed securities guaranteed by FNMA, GNMA and FHLMC	996,654	70.1%	1.89%	1,051,837	71.5%	1.86%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	373	—%	5.00%
Maturing in five to ten years	6,859	0.5%	3.94%	6,814	0.5%	3.87%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	6,859	0.5%	3.94%	7,187	0.5%	3.94%
Total available-for-sale debt securities	$1,419,360	100.0%	2.14%	$1,471,186	100.0%	2.10%
(1)Yields on a tax-equivalent basis.

Equity Securities
We had $3.0 million in marketable equity securities recorded at fair value that primarily consisted of mutual funds as of both June 30, 2023 and December 31, 2022. During the three months ended June 30, 2023 and 2022, the change in the fair value of equity securities resulted in a net loss of $28 thousand and $110 thousand, respectively. During the six months ended June 30, 2023 and 2022, the change in the fair value of equity securities resulted in a net gain of $41 thousand and a net loss of $264 thousand, respectively.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.
Total deposits were $10.87 billion and $10.86 billion as of June 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits at June 30, 2023 and December 31, 2022 were $2.40 billion and $2.68 billion, respectively, while interest-bearing deposits were $8.47 billion and $8.18 billion at June 30, 2023 and December 31, 2022, respectively.
The decrease in noninterest-bearing deposits of $276.3 million from December 31, 2022 to June 30, 2023 is attributable to migration to interest-yielding products such as money market and savings deposits, which increased by $274.7 million from December 31, 2022. Also included in noninterest-bearing deposits are certain mortgage escrow deposits from our third-party mortgage servicing provider, which amounted to $113.7 million and $75.6 million as of June 30, 2023 and December 31, 2022, respectively.
Interest-bearing checking deposits decreased by $180.6 million from December 31, 2022 due largely to decreases in our deposits from municipal and governmental entities (i.e. "public deposits") which decreased by $149.4 million during the period. The decline in public funds was primarily seasonal.
Additionally, brokered and internet time deposits increased by $237.6 million to $239.5 million as of June 30, 2023 compared to December 31, 2022, which was a result of our balance sheet and liquidity management strategy, which included purchasing brokered time deposits in order to increase the liquidity of our balance sheet and lower our cost of funding.
As a result of the rising interest rate environment and the shift in our deposit composition, we have experienced an increase in our cost of interest-bearing deposits and total cost of deposits. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.
We utilize designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of June 30, 2023 and December 31, 2022 was $8.9 million and $9.8 million, respectively.
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

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	June 30,			December 31,
	2023			2022
(dollars in thousands)	Amount	% of total deposits	Average rate	Amount	% of total deposits	Average rate
Deposit Type
Noninterest-bearing demand	$2,400,288	22%	—%	$2,676,631	25%	—%
Interest-bearing demand	2,879,336	26%	2.74%	3,059,984	28%	0.70%
Money market	3,548,042	33%	3.19%	3,226,102	30%	0.80%
Savings deposits	423,933	4%	0.06%	471,143	4%	0.05%
Customer time deposits	1,381,176	13%	2.77%	1,420,131	13%	0.99%
Brokered and internet time deposits	239,480	2%	5.11%	1,843	—%	1.36%
Total deposits	$10,872,255	100%	2.16%	$10,855,834	100%	0.54%

Customer Time Deposits
0.00-1.00%	$132,849	10%		$387,739	27%
1.01-2.00%	163,644	12%		341,721	24%
2.01-3.00%	71,101	5%		89,916	6%
3.01-4.00%	394,121	28%		342,576	24%
4.01-5.00%	527,269	38%		224,308	16%
Above 5.00%	92,192	7%		33,871	3%
Total customer time deposits	$1,381,176	100%		$1,420,131	100%
Brokered and Internet Time Deposits
0.00-1.00%	$2,081	1%		$99	5%
1.01-2.00%	980	—%		747	41%
2.01-3.00%	11,005	5%		747	41%
3.01-4.00%	18,893	8%		250	13%
4.01-5.00%	20,059	8%		—	—%
Above 5.00%	186,462	78%		—	—%
Total brokered and internet time deposits	$239,480	100%		$1,843	100%
Total time deposits	$1,620,656			$1,421,974
Further details related to our deposit customer base is presented below as of the dates indicated:

	June 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,918,641	45%	$4,985,544	46%
Commercial	4,029,376	37%	3,796,698	35%
Public	1,924,238	18%	2,073,592	19%
Total deposits	$10,872,255	100%	$10,855,834	100%
(1) Segments are determined based on the customer account level.

The below sets forth maturity information on time deposits below and in excess of the FDIC insurance limit as of June 30, 2023:

	June 30, 2023
(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$170,059	2.76%
Over Three to Six	196,672	3.01%
Over Six to Twelve	371,130	3.59%
Over Twelve	441,054	3.71%
Total	$1,178,915	3.42%

Time deposits of greater than $250
Months to maturity:
Three or less	$56,861	2.96%
Over Three to Six	82,866	3.39%
Over Six to Twelve	168,639	4.02%
Over Twelve	133,375	3.78%
Total	$441,741	3.69%
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Collateralized deposits are included within our total uninsured deposits.
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	June 30,	December 31,
	2023	2022
Estimated insured or collateralized deposits(2)	$7,858,761	$7,288,641
Estimated uninsured deposits(1)	$5,041,978	$5,644,534
Estimated uninsured and uncollateralized deposits(2)	$3,013,494	$3,567,193
Estimated uninsured and uncollateralized deposits as a % of total deposits(2)	27.7%	32.9%
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $19.4 million and $21.9 million at June 30, 2023 and December 31, 2022, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e. federal funds purchased) totaled $96.8 million and $65.0 million as of June 30, 2023 and December 31, 2022, respectively.

FHLB short-term borrowings
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of June 30, 2023 and December 31, 2022 had total borrowing capacity of $1.30 billion and $1.27 billion, respectively. As of June 30, 2023 and December 31, 2022, we had qualifying loans pledged as collateral securing these lines amounting to $2.73 billion and $2.67 billion, respectively. Overnight cash advances against this line totaled $125.0 million and $175.0 million as of June 30, 2023 and December 31, 2022.
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
Additionally, during the year ended December 31, 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. We mitigate our interest rate exposure associated with these notes through the use of fair value hedging instruments. See Note 9, "Derivatives" in the notes to the consolidated financial statements for additional details related to these instruments.
Further information related to the our subordinated debt as of June 30, 2023 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008(2)	$9,280	8.79%	3-month LIBOR plus 3.25%(5)
FBK Trust II (1)	2003	06/26/2033	6/26/2008(3)	21,650	8.69%	3-month LIBOR plus 3.15%(5)
Additional subordinated debt:
FBK subordinated debt I(4)	2020	09/01/2030	9/1/2025 (6)	100,000	4.50%	Semi-annual fixed(7)
Unamortized debt issuance costs				(805)
Fair value hedge (See Note 9, "Derivatives" )				(2,590)
Total subordinated debt, net				$127,535
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
(5)Given the cessation of LIBOR on June 30, 2023, the final payment date utilizing a 3-month LIBOR reset will be in the second half of 2023. Following the final LIBOR payment, the variable rate in these debt securities will convert to the fallback rate of 3-month SOFR plus the credit spread adjustment noted above as outlined in the
    LIBOR Act.
(6)The Company may redeem the notes in whole or in part on any interest payment date on or after September 1, 2025.
(7)Beginning on September 1, 2025 the coupon structure migrates to the 3-month Secured Overnight Financing Rate plus a spread of 439 basis points through the end of the term of the debenture.

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.3 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that have become past due over 90 days and are eligible for repurchase totaling $20.2 million and $26.2 million as of June 30, 2023 and December 31, 2022, respectively. See Note 5, "Leases" and Note 10, "Fair value of financial instruments" within the Notes to our unaudited consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.

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
We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to optimize our net interest margin. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.
As part of our liquidity management strategy, we focus on minimizing our costs of liquidity and attempt to decrease these costs by growing our noninterest-bearing and other low-cost deposits, while replacing higher cost funding sources. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. Increasing interest rates generally attracts customers to higher cost interest-bearing deposit products as they seek to maximize their yield.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Available-for-sale debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of June 30, 2023 and December 31, 2022, we had pledged securities related to these items with carrying values of $1.14 billion and $1.19 billion, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. As of June 30, 2023 and December 31, 2022, we had outstanding overnight cash advances from the FHLB totaling $125.0 million and $175.0 million, respectively. As of June 30, 2023, there was $1.30 billion available to borrow against with a remaining capacity of $548.1 million. As of December 31, 2022, there was $1.27 billion available to borrow against with a remaining capacity of $830.0 million.
We also maintained unsecured lines of credit with other commercial banks totaling $350.0 million as of both June 30, 2023 and December 31, 2022. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e. federal funds purchased) totaled $96.8 million and $65.0 million as of June 30, 2023 and December 31, 2022, respectively. As of both June 30, 2023 and December 31, 2022, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,160,354	$1,027,052
Unpledged available-for-sale debt securities	281,098	280,165
Equity securities, at fair value	3,031	2,990
Total on-balance sheet liquidity	$1,444,483	$1,310,207

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,396,674	$3,595,812
FHLB remaining borrowing capacity	548,052	829,959
Federal Reserve discount window	2,476,347	2,470,000
Total available sources of liquidity	$6,421,073	$6,895,771

On-balance sheet liquidity as a percentage of total assets	11.2%	10.2%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	261.0%	230.0%
(1)Includes capacity available per internal policy in the form of brokered deposits and unsecured lines of credit.
(2)Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
The Company also maintains the ability to access capital markets to meet its liquidity needs. The Company has an active shelf registration statement filed with the SEC which allows it to raise capital in various forms, including through the sale of common stock, preferred stock, depository shares, debt securities, rights, warrants and units. Specific terms and prices would be determined at the time of any such offering. In the past, the Company has utilized capital markets to generate liquidity in the form of common stock and subordinated debt primarily for the purpose of funding acquisitions.
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid by the Bank to the Company. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation”, "Item 1A. Risk Factors - Risks related to our business" and "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy", each of which is set forth in our Annual Report.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of June 30, 2023 and December 31, 2022, $185.6 million and $161.3 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2023, there were $8.5 million and $32.0 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and six months ended June 30, 2022, there were $17.3 million and $34.5 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to June 30, 2023, the board approved a dividend from the Bank to the holding company to be paid in the third quarter for $8.5 million that also did not require approval from the TDFI.
During the three and six months ended June 30, 2023, the Company declared shareholder dividends of $0.15 per share, or $7.1 million and $0.30 per share, or $14.2 million, respectively. During the three and six months ended June 30, 2022, the Company declared shareholder dividends of $0.13 per share, or $6.2 million and $0.26 per share, or $12.4 million, respectively. Subsequent to June 30, 2023, the Company declared a quarterly dividend in the amount of $0.15 per share, payable on September 5, 2023, to stockholders of record as of August 14, 2023.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.39 billion as of June 30, 2023 and $1.33 billion as of December 31, 2022. Book value per common share was $29.64 as of June 30, 2023 and $28.36 as of December 31, 2022. The increase in shareholders’ equity was primarily attributable to an increase in retained net income, net of dividend declarations. The increase in shareholders’ equity as of June 30, 2023 also included an increase in unrealized value of $8.4 million within our available-for-sale debt securities portfolio from December 31, 2022.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of June 30, 2023 and December 31, 2022, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios at within Note 12, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.

June 30, 2023	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total Risk-Based Capital Ratio	13.9%	13.6%	10.0%
Tier 1 Capital Ratio	11.9%	11.7%	8.0%
Common Equity Tier 1 Ratio(CET1)	11.7%	11.7%	6.5%
Leverage Ratio	10.7%	10.4%	5.0%
(1) Applicable to Bank level capital.
Capital ratios are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The Company also performs quarterly forward-looking stress testing to evaluate capital deployment opportunities are aligned with the Company's risk appetite.
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	June 30,	December 31,
(in basis points)	2023	2022
+400	14.8%	20.6%
+300	12.6%	15.1%
+200	9.61%	10.8%
+100	5.45%	5.98%
-100	(5.92)%	(6.32)%
-200	(11.9)%	(13.2)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	June 30,	December 31,
(in basis points)	2023	2022
+400	(8.17)%	(9.90)%
+300	(4.02)%	(7.00)%
+200	(0.70)%	(4.00)%
+100	0.82%	(1.66)%
-100	(3.26)%	0.99%
-200	(8.84)%	1.07%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2023 and December 31, 2022 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our variable rate loan portfolio is indexed to market rates and timing of repricing of loans and deposits varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit beta's as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A—RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the additional risk factor disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 14, 2022, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The purchase authorizations granted under the new repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2024, whichever date occurs earlier. This repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
The Company did not complete any share repurchases during the three months ended June 30, 2023. The dollar value of shares that may yet be repurchased under the program was $61,249,538 as of June 30, 2023.

ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6—EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Charter, as amended (for SEC filing purposes only)*
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

FB Financial Corporation

/s/ Michael M. Mettee
August 4, 2023	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
August 4, 2023	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)