Form 10-Q
period 2023-09-30
FB Financial Corp
filed 2023-11-03
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of October 27, 2023 was 46,843,400.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements (unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	GAAP	U.S. generally accepted accounting principles
AFS	Available-for-sale	GDP	Gross domestic product
ALCO	Asset Liability Management Committee	GNMA	Government National Mortgage Association
ASC	Accounting Standard Codification	HELOC	Home equity line of credit
ASU	Accounting Standard Update	HFI	Held for investment
Bank	FirstBank, subsidiary bank	HFS	Held for sale
CD	Certificate of Deposit	IRLC	Interest rate lock commitment
CECL	Current expected credit losses	ISDA	International Swaps and Derivatives Association
CEO	Chief Executive Officer	LIBOR	London Interbank Offered Rate
CET1	Common Equity Tier 1	MSR	Mortgage servicing rights
C&I	Commercial and Industrial	NIM	Net interest margin
Company	FB Financial Corporation	OREO	Other real estate owned
CPR	Conditional prepayment rate	PSU	Performance-based restricted stock units
CRE	Commercial real estate	Report	Form 10-Q for the quarterly period ended September 30, 2023
EPS	Earnings per share	ROAA	Return on average assets
ESPP	Employee Stock Purchase Plan	ROAE	Return on average common equity
EVE	Economic value of equity	ROATCE	Return on average tangible common equity
FASB	Financial Accounting Standards Board	RSU	Restricted stock units
FDIC	Federal Deposit Insurance Corporation	SEC	U.S. Securities and Exchange Commission
Federal Reserve	Board of Governors of the Federal Reserve System	SOFR	Secured overnight financing rate
FHLB	Federal Home Loan Bank	TDFI	Tennessee Department of Financial Institutions
FHLMC	Federal Home Loan Mortgage Corporation	TDR	Trouble debt restructuring
FNMA	Federal National Mortgage Association

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	September 30,	December 31,
	2023 (Unaudited)	2022
ASSETS
Cash and due from banks	$188,317	$259,872
Federal funds sold and reverse repurchase agreements	129,885	210,536
Interest-bearing deposits in financial institutions	530,116	556,644
Cash and cash equivalents	848,318	1,027,052
Investments:
Available-for-sale debt securities, at fair value	1,348,219	1,471,186
Equity securities, at fair value	2,934	2,990
Federal Home Loan Bank stock, at cost	34,809	58,641
Loans held for sale (includes $81,784 and $113,240 at fair value, respectively)	103,858	139,451
Loans held for investment	9,287,225	9,298,212
Less: allowance for credit losses on loans HFI	146,134	134,192
Net loans held for investment	9,141,091	9,164,020
Premises and equipment, net	156,081	146,316
Operating lease right-of-use assets	56,240	60,043
Interest receivable	49,205	45,684
Mortgage servicing rights, at fair value	172,710	168,365
Bank-owned life insurance	75,739	75,329
Other real estate owned, net	1,504	5,794
Goodwill	242,561	242,561
Core deposit and other intangibles, net	9,549	12,368
Other assets	246,813	227,956
Total assets	$12,489,631	$12,847,756
LIABILITIES
Deposits
Noninterest-bearing	$2,358,435	$2,676,631
Interest-bearing checking	2,554,641	3,059,984
Money market and savings	4,119,357	3,697,245
Customer time deposits	1,431,119	1,420,131
Brokered and internet time deposits	175,516	1,843
Total deposits	10,639,068	10,855,834
Borrowings	226,689	415,677
Operating lease liabilities	67,542	69,754
Accrued expenses and other liabilities	183,338	180,973
Total liabilities	11,116,637	11,522,238
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,839,159 and 46,737,912 shares issued and outstanding, respectively	46,839	46,738
Additional paid-in capital	862,340	861,588
Retained earnings	656,120	586,532
Accumulated other comprehensive loss, net	(192,398)	(169,433)
Total FB Financial Corporation common shareholders' equity	1,372,901	1,325,425
Noncontrolling interest	93	93
Total equity	1,372,994	1,325,518
Total liabilities and shareholders' equity	$12,489,631	$12,847,756
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands, except per share amounts)

5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$153,882	$116,664	$443,458	$303,183
Interest on investment securities
Taxable	6,399	6,843	19,449	18,762
Tax-exempt	1,795	1,818	5,407	5,526
Other	11,836	3,158	35,261	6,353
Total interest income	173,912	128,483	503,575	333,824

Interest expense:
Deposits	69,826	13,133	187,946	25,186
Borrowings	3,160	3,966	9,500	6,901
Total interest expense	72,986	17,099	197,446	32,087
Net interest income	100,926	111,384	306,129	301,737
Provision for credit losses on loans HFI	6,031	8,189	13,603	10,241
(Reversal of) provision for credit losses on unfunded commitments	(3,210)	3,178	(11,369)	9,197
Net interest income after provision for (reversal of) credit losses	98,105	100,017	303,895	282,299

Noninterest income:
Mortgage banking income	11,998	12,384	36,316	64,474
Service charges on deposit accounts	2,959	3,208	9,197	9,030
Investment services and trust income	3,072	2,227	8,227	6,634
ATM and interchange fees	2,639	2,614	7,664	13,054
Loss from investment securities, net	(14,197)	(140)	(14,156)	(401)
Gain (loss) on sales or write-downs of other real estate owned and other assets	115	429	465	(13)
Other income	1,456	1,870	7,491	4,420
Total noninterest income	8,042	22,592	55,204	97,198

Noninterest expenses:
Salaries, commissions and employee benefits	54,491	51,028	155,299	165,652
Occupancy and equipment expense	6,428	6,011	18,618	17,267
Legal and professional fees	1,760	4,448	7,067	10,171
Data processing	2,338	2,334	6,796	7,219
Advertising	2,124	2,050	6,258	8,114
Amortization of core deposit and other intangibles	889	1,108	2,819	3,546
Mortgage restructuring expense	—	—	—	12,458
Other expense	14,967	14,868	47,872	43,689
Total noninterest expense	82,997	81,847	244,729	268,116
Income before income taxes	23,150	40,762	114,370	111,381
Income tax expense	3,975	8,931	23,507	24,961
Net income applicable to FB Financial Corporation and noncontrolling interest	19,175	31,831	90,863	86,420
Net income applicable to noncontrolling interest	—	—	8	8
Net income applicable to FB Financial Corporation	$19,175	$31,831	$90,855	$86,412

Earnings per common share:
Basic	$0.41	$0.68	$1.94	$1.83
Diluted	0.41	0.68	1.94	1.83
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive (loss) income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$19,175	$31,831	$90,863	$86,420
Other comprehensive (loss) income, net of tax:
Net unrealized loss in available-for-sale securities, net of tax benefit of $(13,819), $(23,750), $(11,650) and $(68,576)	(39,316)	(67,353)	(33,110)	(194,761)
Reclassification adjustment for loss (gain) on sale of securities included in net income, net of tax benefit (expense) of $3,674, $—, $3,674, and $(1)	10,426	(1)	10,426	(3)
Net unrealized (loss) gain in hedging activities, net of tax (benefit) expense of $(35), $145, $(99) and $517	(101)	409	(281)	1,466
Total other comprehensive loss, net of tax	(28,991)	(66,945)	(22,965)	(193,298)
Comprehensive (loss) income applicable to FB Financial Corporation and noncontrolling interest	(9,816)	(35,114)	67,898	(106,878)
Comprehensive income applicable to noncontrolling interest	—	—	8	8
Comprehensive (loss) income applicable to FB Financial Corporation	$(9,816)	$(35,114)	$67,890	$(106,886)
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at June 30, 2022:	$46,882	$864,614	$528,851	$(120,495)	$1,319,852	$93	$1,319,945
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	31,831	—	31,831	—	31,831
Other comprehensive loss, net of taxes	—	—	—	(66,945)	(66,945)	—	(66,945)
Stock based compensation expense	1	2,532	—	—	2,533	—	2,533
Restricted stock units vested, net of taxes	31	(520)	—	—	(489)	—	(489)
Shares issued under employee stock purchase program	12	513	—	—	525	—	525
Dividends declared ($0.13 per share)	—	—	(6,146)	—	(6,146)	—	(6,146)
Balance at September 30, 2022	$46,926	$867,139	$554,536	$(187,440)	$1,281,161	$93	$1,281,254
Balance at June 30, 2023:	$46,799	$859,516	$644,043	$(163,407)	$1,386,951	$93	$1,387,044
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	19,175	—	19,175	—	19,175
Other comprehensive loss, net of taxes	—	—	—	(28,991)	(28,991)	—	(28,991)
Stock based compensation expense	1	2,783	—	—	2,784	—	2,784
Restricted stock units vested, net of taxes	26	(348)	—	—	(322)	—	(322)
Performance-based restricted stock units vested, net of taxes	—	—	—	—	—	—	—
Shares issued under employee stock purchase program	13	389	—	—	402	—	402
Dividends declared ($0.15 per share)	—	—	(7,098)	—	(7,098)	—	(7,098)
Balance at September 30, 2023	$46,839	$862,340	$656,120	$(192,398)	$1,372,901	$93	$1,372,994
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity

Balance at December 31, 2021:	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	86,412	—	86,412	8	86,420
Other comprehensive loss, net of taxes	—	—	—	(193,298)	(193,298)	—	(193,298)
Repurchase of common stock	(795)	(31,948)	—	—	(32,743)	—	(32,743)
Stock based compensation expense	3	8,150	—	—	8,153	—	8,153
Restricted stock units vested, net of taxes	142	(2,777)	—	—	(2,635)	—	(2,635)
Shares issued under employee stock purchase program	27	1,185	—	—	1,212	—	1,212
Dividends declared ($0.39 per share)	—	—	(18,542)	—	(18,542)	—	(18,542)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2022	$46,926	$867,139	$554,536	$(187,440)	$1,281,161	$93	$1,281,254

Balance at December 31, 2022:	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	90,855	—	90,855	8	90,863
Other comprehensive income, net of taxes	—	—	—	(22,965)	(22,965)	—	(22,965)
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	7	8,310	—	—	8,317	—	8,317
Restricted stock units vested, net of taxes	141	(2,069)	—	—	(1,928)	—	(1,928)
Performance-based restricted stock units vested, net of taxes	68	(1,383)	—	—	(1,315)	—	(1,315)
Shares issued under employee stock purchase program	21	702	—	—	723	—	723
Dividends declared ($0.45 per share)	—	—	(21,267)	—	(21,267)	—	(21,267)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2023	$46,839	$862,340	$656,120	$(192,398)	$1,372,901	$93	$1,372,994
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$90,863	$86,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	7,361	6,105
Amortization of core deposit and other intangibles	2,819	3,546
Amortization of issuance costs on subordinated debt	290	291
Capitalization of mortgage servicing rights	(6,134)	(19,523)
Net change in fair value of mortgage servicing rights	1,789	(36,392)
Stock-based compensation expense	8,317	8,153
Provision for credit losses on loans HFI	13,603	10,241
(Reversal of) provision for credit losses on unfunded commitments	(11,369)	9,197
Provision for mortgage loan repurchases	(650)	(1,989)
(Accretion) amortization of discounts and premiums on acquired loans, net	(617)	1,339
Amortization of premiums and accretion of discounts on securities, net	3,959	5,178
Loss from investment securities, net	14,156	401
Originations of loans held for sale	(970,131)	(2,129,129)
Repurchases of loans held for sale	—	(194)
Proceeds from sale of loans held for sale	1,013,584	2,796,313
Gain on sale and change in fair value of loans held for sale	(25,847)	(43,648)
Net (gain) loss on write-downs of other real estate owned and other assets	(465)	13
Provision for deferred income taxes	1,660	15,879
Earnings on bank-owned life insurance	(1,382)	(1,099)
Changes in:
Operating lease assets and liabilities, net	1,591	4,485
Other assets and interest receivable	(14,596)	(23,220)
Accrued expenses and other liabilities	7,911	51,583
Net cash provided by operating activities	136,712	743,950
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	75,857	1,218
Maturities, prepayments and calls	91,361	170,701
Purchases	(82,829)	(242,639)
Net change in loans	21,419	(1,480,809)
Sales of FHLB stock	31,825	—
Purchases of FHLB stock	(7,993)	(26,370)
Purchases of premises and equipment	(16,563)	(6,060)
Proceeds from the sale of premises and equipment	105	875
Proceeds from the sale of other real estate owned	5,692	4,753
Proceeds from the sale of other assets	1,197	4
Proceeds from bank-owned life insurance	236	—
Net cash provided by (used in) investing activities	120,307	(1,578,327)
Cash flows from financing activities:
Net decrease in deposits	(219,798)	(820,640)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(12,240)	(11,708)
Net (decrease) increase in short-term FHLB advances	(175,000)	540,000
Share based compensation withholding payments	(3,243)	(2,635)
Net proceeds from sale of common stock under employee stock purchase program	723	1,212
Repurchase of common stock	(4,944)	(32,743)
Dividends paid on common stock	(21,026)	(18,401)
Dividend equivalent payments made upon vesting of equity compensation	(217)	(150)
Noncontrolling interest distribution	(8)	(8)
Net cash used in financing activities	(435,753)	(345,073)
Net change in cash and cash equivalents	(178,734)	(1,179,450)
Cash and cash equivalents at beginning of the period	1,027,052	1,797,740
Cash and cash equivalents at end of the period	$848,318	$618,290

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$185,513	$31,322
Taxes paid, net	37,875	808
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$657	$984
Transfers from loans to other assets	2,233	—
Transfers from other real estate owned to other assets	75	—
Loans provided for sales of other assets	516	—
Transfers from loans to loans held for sale	11,351	42,997
Transfers from loans held for sale to loans	3,076	23,183
(Decrease) increase in rebooked GNMA loans under optional repurchase program	(4,137)	26,485
Trade date payable - securities	10,930	—
Trade date receivable - securities	789	—
Dividends declared not paid on restricted stock units	241	173
Right-of-use assets obtained in exchange for operating lease liabilities	5,617	24,605
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation:
Overview and presentation
FB Financial Corporation (the "Company") is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank (the "Bank") and the Bank's subsidiaries. As of September 30, 2023, the Bank had 81 full-service branches throughout Tennessee, Alabama, southern Kentucky and north Georgia, and a mortgage business with office locations across the Southeast, which primarily originates loans to be sold to third party private investors or government sponsored agencies in the secondary market.
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
Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common shareholders in undistributed earnings for purposes of computing EPS. Companies that have such participating securities are required to calculate basic and diluted EPS using the two-class method. Certain share-based payment awards granted by the Company include non-forfeitable dividend equivalents and are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income applicable to FB Financial Corporation	$19,175	$31,831	$90,855	$86,412
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings available to common shareholders	$19,175	$31,831	$90,855	$86,412
Weighted average basic shares outstanding	46,818,612	46,908,520	46,759,703	47,181,853
Basic earnings per common share	$0.41	$0.68	$1.94	$1.83
Diluted earnings per common share:
Earnings available to common shareholders	$19,175	$31,831	$90,855	$86,412
Weighted average basic shares outstanding	46,818,612	46,908,520	46,759,703	47,181,853
Weighted average diluted shares contingently issuable(1)	37,810	116,091	42,840	133,247
Weighted average diluted shares outstanding	46,856,422	47,024,611	46,802,543	47,315,100
Diluted earnings per common share	$0.41	$0.68	$1.94	$1.83
(1)Excludes 217,546 and 218,815 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2023 and 15,408 and 11,888 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2022.
Recently adopted accounting standards:
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for held-to-maturity debt securities that both reference an eligible reference rate and were classified as held-to-maturity before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made any time after March 12, 2020. In December 2022, the FASB issued ASU 2022-06, "Reference rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" to extend the date to December 31, 2024 for companies to apply the relief in Topic 848. The Company has implemented its transition plan away from LIBOR following the benchmark's discontinuation effective June 30, 2023. The application of this guidance did not have a material impact to the consolidated financial statements or related disclosures.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Additionally, in March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company prospectively adopted the amendment effective January 1, 2023 and updated its disclosures beginning with the first quarter of 2023. Refer to Note 3 for further information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Subsequent events
On October 16, 2023, the Company incurred approximately $898 of termination costs in connection with an announced reduction-in-force which affected employees across the Company's operations. Additionally, on October 16, 2023, the Company announced the plans for the closure of 7 branches. Estimated costs of closing these branches have not yet been determined. Closure of these branches is conditional on customer notifications and is expected to occur in the first quarter of 2024.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities:
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$107,300	$112	$(1,611)	$—	$105,801
Mortgage-backed securities - residential	1,083,311	—	(212,237)	—	871,074
Mortgage-backed securities - commercial	18,517	—	(1,840)	—	16,677
Municipal securities	289,009	67	(44,465)	—	244,611
U.S. Treasury securities	111,630	—	(4,832)	—	106,798
Corporate securities	3,500	—	(242)	—	3,258
Total	$1,613,267	$179	$(265,227)	$—	$1,348,219

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,167	$—	$(5,105)	$—	$40,062
Mortgage-backed securities - residential	1,224,522	—	(190,329)	—	1,034,193
Mortgage-backed securities - commercial	19,209	—	(1,565)	—	17,644
Municipal securities	295,375	458	(31,413)	—	264,420
U.S. Treasury securities	113,301	—	(5,621)	—	107,680
Corporate securities	8,000	—	(813)	—	7,187
Total	$1,705,574	$458	$(234,846)	$—	$1,471,186
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, total accrued interest receivable on debt securities was $5,159 and $5,470, respectively.
Securities pledged at September 30, 2023 and December 31, 2022 had carrying amounts of $853,637 and $1,191,021, respectively, and were pledged to secure a Federal Reserve Bank line of credit, public deposits and repurchase agreements.
There were no holdings of debt securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At September 30, 2023, there were $789 and $10,930 trade date receivables and payables, respectively, that related to sales and purchases settled after period end. At December 31, 2022, there were no such trade date receivables or payables.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2023 and December 31, 2022 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgage underlying the security may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30,		December 31,
	2023		2022
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$64,611	$63,615	$4,277	$4,225
Due in one to five years	80,999	74,854	161,556	152,181
Due in five to ten years	60,133	56,477	61,290	57,859
Due in over ten years	305,696	265,522	234,720	205,084
	511,439	460,468	461,843	419,349
Mortgage-backed securities - residential	1,083,311	871,074	1,224,522	1,034,193
Mortgage-backed securities - commercial	18,517	16,677	19,209	17,644
Total debt securities	$1,613,267	$1,348,219	$1,705,574	$1,471,186
Sales and other dispositions of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$75,857	$—	$75,857	$1,218
Proceeds from maturities, prepayments and calls	32,946	44,352	91,361	170,701
Gross realized gains	19	1	19	4
Gross realized losses	14,119	—	14,119	—
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$16,401	$(23)	$13,606	$(1,588)	$30,007	$(1,611)
Mortgage-backed securities - residential	—	—	871,074	(212,237)	871,074	(212,237)
Mortgage-backed securities - commercial	—	—	16,677	(1,840)	16,677	(1,840)
Municipal securities	69,271	(2,892)	173,513	(41,573)	242,784	(44,465)
U.S. Treasury securities	—	—	106,798	(4,832)	106,798	(4,832)
Corporate securities	—	—	3,258	(242)	3,258	(242)
Total	$85,672	$(2,915)	$1,184,926	$(262,312)	$1,270,598	$(265,227)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$23,791	$(2,802)	$16,271	$(2,303)	$40,062	$(5,105)
Mortgage-backed securities - residential	316,656	(32,470)	717,537	(157,859)	1,034,193	(190,329)
Mortgage-backed securities - commercial	11,104	(968)	6,540	(597)	17,644	(1,565)
Municipal securities	196,419	(26,811)	36,726	(4,602)	233,145	(31,413)
U.S. Treasury securities	94,248	(4,122)	13,432	(1,499)	107,680	(5,621)
Corporate securities	4,008	(492)	3,179	(321)	7,187	(813)
Total	$646,226	$(67,665)	$793,685	$(167,181)	$1,439,911	$(234,846)
As of September 30, 2023 and December 31, 2022, the Company’s debt securities portfolio consisted of 472 and 503 securities, 464 and 454 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity, or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal securities with market values below amortized cost at September 30, 2023 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities, and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of September 30, 2023 and December 31, 2022, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on available-for-sale debt securities as of September 30, 2023 or December 31, 2022.
Equity Securities
As of September 30, 2023 and December 31, 2022, the Company had $2,934 and $2,990, in marketable equity securities recorded at fair value, respectively. The Company had equity securities without readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $24,487 and $22,496 at September 30, 2023 and December 31, 2022, respectively. Additionally, the Company had $34,809 and $58,641 of FHLB stock carried at cost at September 30, 2023 and December 31, 2022, respectively, included separately from the other equity securities discussed above.
The change in the fair value of equity securities and sale of equity securities with readily determinable fair values resulted in a net loss of $97 and of $141 for the three months ended September 30, 2023 and 2022, respectively, and in a net loss of $56 and of $405 for the nine months ended September 30, 2023 and 2022, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses on loans HFI:
Loans outstanding as of September 30, 2023 and December 31, 2022, by class of financing receivable are as follows:

	September 30,	December 31,
	2023	2022
Commercial and industrial	$1,667,857	$1,645,783
Construction	1,532,306	1,657,488
Residential real estate:
1-to-4 family mortgage	1,553,096	1,573,121
Residential line of credit	517,082	496,660
Multi-family mortgage	501,323	479,572
Commercial real estate:
Owner-occupied	1,206,351	1,114,580
Non-owner occupied	1,911,913	1,964,010
Consumer and other	397,297	366,998
Gross loans	9,287,225	9,298,212
Less: Allowance for credit losses on loans HFI	(146,134)	(134,192)
Net loans	$9,141,091	$9,164,020
As of September 30, 2023 and December 31, 2022, $1,012,837 and $909,734, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,719,881 and $1,763,730, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of September 30, 2023 and December 31, 2022, qualifying commercial and industrial, construction and consumer loans, of $3,145,288 and $3,118,172, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of September 30, 2023 and December 31, 2022, accrued interest receivable on loans held for investment amounted to $41,926 and $38,507, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company performed evaluations within it’s established qualitative framework, assessing the impact of the current economic outlook, including: continued actions taken by the Federal Reserve with regard to monetary policy, interest rates and the potential impact of those actions, potential impact of persistent high inflation on economic growth, failures of several U.S. banks in the first half of 2023, potential negative economic forecasts, and other considerations. The increase in the allowance for credit losses on loans HFI as of September 30, 2023 compared with December 31, 2022 is primarily the result of deterioration in economic forecasts between periods. These forecasts included weighted projections that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. As of September 30, 2023, the macroeconomic forecast was based solely using the Moody’s baseline scenario, which showed a slightly more negative outlook than the comparative baseline as of December 31, 2022, which used a weighting of two economic forecasts from Moody’s in order to align with management’s best estimate over the reasonable and supportable forecast period. At December 31, 2022, the Moody’s baseline scenario was more heavily weighted while the downside scenario received a smaller weighting. While the primary driver of the increase in allowance for credit losses on loans HFI was the deterioration in economic forecasts between periods, a portion of the increase was attributable to reserves on individually evaluated loans. Most notably, the Company had a single commercial and industrial relationship that was moved to nonaccrual during the three months ended September 30, 2023 and had a specific reserve of $3,143.
The Company calculates its allowance for credit losses on loans HFI using a lifetime loss rate methodology and disaggregates the loan portfolio into three pools. The following presents a summary of quantitative and qualitative factors considered as of September 30, 2023, which resulted in changes in the allowance for credit losses compared to December 31, 2022 as described below.

Pool	Source of repayment	Quantitative and Qualitative factors considered
Commercial and Industrial	Repayment is largely dependent upon the operation of the borrower's business.
Quantitative: Prepayment speeds are modeled in the form of a prepayment benchmarking that directly impacts the ACL output for all C&I loans and lines of credit. Loss rates incorporate a peer scaling factor.
Qualitative: Uncertainty in the economic outlook, including the effects of inflation and the interest rate environment, along with slight deterioration in asset quality are driving an increase in the qualitative reserves in the ACL attributable to C&I loans.

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
Qualitative: Uncertainty in the economic outlook, including the effects of inflation and the interest rate environment, are driving an increase the qualitative reserves in the ACL attributable to CRE loans.

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
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and nine months ended September 30, 2023 and 2022:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2023
Beginning balance - June 30, 2023	$11,311	$39,920	$27,407	$9,185	$6,828	$8,467	$22,877	$14,669	$140,664
Provision for (reversal of) credit losses on loans HFI	6,293	(2,025)	(1,724)	(23)	20	2,046	(130)	1,574	6,031
Recoveries of loans previously charged-off	112	—	16	1	—	13	—	93	235
Loans charged off	(154)	—	(4)	—	—	—	—	(638)	(796)
Ending balance - September 30, 2023	$17,562	$37,895	$25,695	$9,163	$6,848	$10,526	$22,747	$15,698	$146,134
Nine Months Ended September 30, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Provision for (reversal of) credit losses on loans HFI	6,475	(1,923)	(466)	1,668	358	2,792	831	3,868	13,603
Recoveries of loans previously charged-off	192	10	56	1	—	95	—	440	794
Loans charged off	(211)	—	(36)	—	—	(144)	—	(2,064)	(2,455)
Ending balance - September 30, 2023	$17,562	$37,895	$25,695	$9,163	$6,848	$10,526	$22,747	$15,698	$146,134

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2022
Beginning balance - June 30, 2022	$10,191	$38,383	$21,398	$6,875	$6,503	$7,329	$22,536	$13,057	$126,272
Provision for (reversal of) credit losses on loans HFI	5	3,044	3,975	77	(629)	688	247	782	8,189
Recoveries of loans previously charged-off	342	—	13	—	—	51	—	70	476
Loans charged off	—	—	(20)	—	—	—	—	(441)	(461)
Ending balance - September 30, 2022	$10,538	$41,427	$25,366	$6,952	$5,874	$8,068	$22,783	$13,468	$134,476
Nine Months Ended September 30, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
(Reversal of) provision for credit losses on loans HFI	(4,784)	12,840	6,266	1,032	(1,102)	(4,601)	(2,985)	3,575	10,241
Recoveries of loans previously charged-off	1,326	11	39	17	—	76	—	635	2,104
Loans charged off	(1,755)	—	(43)	—	—	—	—	(1,630)	(3,428)
Ending balance - September 30, 2022	$10,538	$41,427	$25,366	$6,952	$5,874	$8,068	$22,783	$13,468	$134,476
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company's commercial type loan portfolio as of September 30, 2023 and December 31, 2022 and the gross charge-offs for the nine months ended September 30, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period activity of gross charge-offs by year of origination are not included in the below tables.

As of and for the nine months ended September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$173,571	$318,859	$161,099	$44,240	$74,359	$76,543	$770,102	$1,618,773
Special Mention	—	3,597	3,650	1,886	154	554	16,763	26,604
Classified	479	3,331	2,981	1,851	418	6,417	7,003	22,480
Total	174,050	325,787	167,730	47,977	74,931	83,514	793,868	1,667,857
Current-period gross charge-offs	—	—	200	—	—	—	11	211
Construction
Pass	126,434	693,076	301,232	54,005	64,365	46,581	222,274	1,507,967
Special Mention	—	11,710	2,712	4	—	665	—	15,091
Classified	—	2,974	297	5,977	—	—	—	9,248
Total	126,434	707,760	304,241	59,986	64,365	47,246	222,274	1,532,306
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	28,892	143,075	147,585	93,134	30,125	43,865	13,540	500,216
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,107	—	1,107
Total	28,892	143,075	147,585	93,134	30,125	44,972	13,540	501,323
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	66,870	265,604	238,442	116,923	155,174	292,046	48,698	1,183,757
Special Mention	—	1,310	1,843	—	158	4,061	—	7,372
Classified	—	6,152	667	—	1,240	3,965	3,198	15,222
Total	66,870	273,066	240,952	116,923	156,572	300,072	51,896	1,206,351
Current-period gross charge-offs	—	—	144	—	—	—	—	144
Non-owner occupied
Pass	20,929	463,203	448,364	120,945	160,039	614,751	50,233	1,878,464
Special Mention	—	5,341	3,027	—	391	10,521	2,151	21,431
Classified	—	—	1,954	—	—	10,064	—	12,018
Total	20,929	468,544	453,345	120,945	160,430	635,336	52,384	1,911,913
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	416,696	1,883,817	1,296,722	429,247	484,062	1,073,786	1,104,847	6,689,177
Special Mention	—	21,958	11,232	1,890	703	15,801	18,914	70,498
Classified	479	12,457	5,899	7,828	1,658	21,553	10,201	60,075
Total	$417,175	$1,918,232	$1,313,853	$438,965	$486,423	$1,111,140	$1,133,962	$6,819,750
Current-period gross charge-offs	$—	$—	$344	$—	$—	$—	$11	$355

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company's consumer type loan portfolio as of September 30, 2023 and December 31, 2022 and the gross charge-offs for the nine months ended September 30, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period balances for gross charge-offs by year of origination are not included below.

As of and for the nine months ended September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$144,807	$513,172	$403,190	$148,530	$85,472	$239,905	$—	$1,535,076
Nonperforming	—	4,585	2,847	3,401	448	6,739	—	18,020
Total	144,807	517,757	406,037	151,931	85,920	246,644	—	1,553,096
Current-period gross charge-offs	—	16	—	4	—	16	—	36
Residential line of credit
Performing	—	—	—	—	—	—	514,592	514,592
Nonperforming	—	—	—	—	—	—	2,490	2,490
Total	—	—	—	—	—	—	517,082	517,082
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	78,288	95,910	47,756	35,648	25,257	96,766	7,175	386,800
Nonperforming	113	1,076	2,179	1,880	1,323	3,924	2	10,497
Total	78,401	96,986	49,935	37,528	26,580	100,690	7,177	397,297
Current-period gross charge-offs	1,022	519	116	120	38	247	2	2,064
Total consumer type loans
Performing	223,095	609,082	450,946	184,178	110,729	336,671	521,767	2,436,468
Nonperforming	113	5,661	5,026	5,281	1,771	10,663	2,492	31,007
Total	$223,208	$614,743	$455,972	$189,459	$112,500	$347,334	$524,259	$2,467,475
Current-period gross charge-offs	$1,022	$535	$116	$124	$38	$263	$2	$2,100

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
The following tables represent an analysis of the aging by class of financing receivable as of September 30, 2023 and December 31, 2022:

September 30, 2023	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$6,522	$38	$12,070	$1,649,227	$1,667,857
Construction	2,301	—	2,454	1,527,551	1,532,306
Residential real estate:
1-to-4 family mortgage	20,003	8,346	9,674	1,515,073	1,553,096
Residential line of credit	1,440	1,341	1,149	513,152	517,082
Multi-family mortgage	—	—	35	501,288	501,323
Commercial real estate:
Owner occupied	534	—	3,521	1,202,296	1,206,351
Non-owner occupied	—	—	5,402	1,906,511	1,911,913
Consumer and other	10,030	1,924	8,573	376,770	397,297
Total	$40,830	$11,649	$42,878	$9,191,868	$9,287,225

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
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of September 30, 2023 and December 31, 2022 by class of financing receivable.

September 30, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$1,244	$10,826	$3,333
Construction	1,482	972	67
Residential real estate:
1-to-4 family mortgage	2,340	7,334	138
Residential line of credit	706	443	8
Multi-family mortgage	—	35	1
Commercial real estate:
Owner occupied	3,410	111	4
Non-owner occupied	5,360	42	1
Consumer and other	—	8,573	465
Total	$14,542	$28,336	$4,017

December 31, 2022	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$790	$517	$10
Construction	—	389	7
Residential real estate:
1-to-4 family mortgage	2,834	3,642	78
Residential line of credit	1,134	266	4
Multi-family mortgage	1	41	1
Commercial real estate:
Owner occupied	5,200	210	1
Non-owner occupied	5,755	201	5
Consumer and other	—	6,451	327
Total	$15,714	$11,717	$433

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial and industrial	$302	$26	$350	$163
Construction	—	5	52	31
Residential real estate:
1-to-4 family mortgage	83	78	232	185
Residential line of credit	34	37	85	98
Multi-family mortgage	1	—	2	2
Commercial real estate:
Owner occupied	—	61	97	149
Non-owner occupied	58	89	195	235
Consumer and other	100	113	416	182
Total	$578	$409	$1,429	$1,045
Accrued interest receivable written off as an adjustment to interest income amounted to $322 and $666 for the three and nine months ended September 30, 2023, respectively, and $151 and $458 for the three and nine months ended September 30, 2022, respectively.
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
During the three months ended September 30, 2023, the Company modified one residential mortgage loan with a balance of $31 and one commercial and industrial loan with a balance of $187 in the form of term extensions for borrowers experiencing financial difficulties. During the nine months ended September 30, 2023, the Company modified three residential mortgage loans with balances totaling $165 and one commercial and industrial loan with a balance of $187 in the form of term extensions for borrowers experiencing financial difficulties.
Troubled debt restructurings
The following disclosure is presented in accordance with GAAP in effect prior to the adoption of ASU 2022-02. The Company has included this disclosure as of December 31, 2022 or for the three and nine months ended September 30, 2022.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table presents the financial effect of TDRs recorded during the periods indicated:

Three Months Ended September 30, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	1	$207	$117	$—
Residential real estate:
1-to-4 family mortgage	1	252	568	—
Total	2	$459	$685	$—

Nine Months Ended September 30, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	2	$262	$172	$—
Residential real estate:
1-to-4 family mortgage	2	332	648	—
Residential line of credit	1	49	49	—
Consumer and other	1	22	22	—
Total	6	$665	$891	$—
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during the nine months ended September 30, 2022. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended September 30, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
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

	September 30, 2023
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$470	$363	$10,818	$11,651	$3,251
Construction	7,160	—	—	7,160	60
Residential real estate:
1-to-4 family mortgage	9,402	—	—	9,402	132
Residential line of credit	706	—	—	706	—
Commercial real estate:
Owner occupied	2,462	1,165	—	3,627	—
Non-owner occupied	5,360	—	—	5,360	—
Consumer and other	118	—	—	118	23
Total	$25,678	$1,528	$10,818	$38,024	$3,466

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	December 31, 2022
	Type of Collateral
	Real Estate	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$2,596	$—	$2,596	$—
Residential real estate:
1-to-4 family mortgage	4,467	—	4,467	194
Residential line of credit	1,135	—	1,135	—
Commercial real estate:
Owner occupied	5,424	—	5,424	—
Non-owner occupied	5,755	—	5,755	—
Consumer and other	134	—	134	—
Total	$19,511	$—	$19,511	$194
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,974	$9,398	$5,794	$9,777
Transfers from loans	64	421	657	984
Transfers to other assets	(75)	—	(75)	—
Proceeds from sale of other real estate owned	(537)	(4,335)	(5,692)	(4,753)
Gain on sale of other real estate owned	93	483	835	353
Write-downs and partial liquidations	(15)	(48)	(15)	(442)
Balance at end of period	$1,504	$5,919	$1,504	$5,919
Foreclosed residential real estate properties totaled $726 and $840 as of September 30, 2023 and December 31, 2022, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $5,090 and $2,653 as of September 30, 2023 and December 31, 2022, respectively.
Note (5)—Leases:
As of September 30, 2023, the Company was the lessee in 55 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year. Leases with initial terms of less than one year and insignificant equipment leases are not recorded on the Company's consolidated balance sheets.
Many leases include 1 or more options to renew, with renewal terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of September 30, 2023 and December 31, 2022:

		September 30,	December 31,
	Classification	2023	2022
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$56,240	$60,043
Finance leases	Premises and equipment, net	1,284	1,367
Total right-of-use assets		$57,524	$61,410
Lease liabilities:
Operating leases	Operating lease liabilities	$67,542	$69,754
Finance leases	Borrowings	1,350	1,420
Total lease liabilities		$68,892	$71,174
Weighted average remaining lease term (in years) - operating		11.7	12.1
Weighted average remaining lease term (in years) - finance		11.6	12.4
Weighted average discount rate - operating		3.31%	3.08%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2023	2022	2023	2022
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$2,104	$2,269	$6,226	$5,830
Short-term lease cost	Occupancy and equipment	133	132	397	387
Variable lease cost	Occupancy and equipment	238	215	862	764
Lease impairment	Mortgage restructuring expense	—	—	—	364
Gain on lease modifications and terminations	Occupancy and equipment	—	—	(73)	(18)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	6	7	18	22
Amortization of right-of-use asset	Occupancy and equipment	28	27	83	92
Sublease income	Occupancy and equipment	(254)	(371)	(750)	(747)
Total lease cost		$2,255	$2,279	$6,763	$6,694

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to lease liabilities as of September 30, 2023 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
September 30, 2024	$2,225	$30
September 30, 2025	8,244	120
September 30, 2026	8,213	121
September 30, 2027	8,097	123
September 30, 2028	7,741	125
Thereafter	49,415	977
Total undiscounted future minimum lease payments	83,935	1,496
Less: imputed interest	(16,393)	(146)
Lease liabilities	$67,542	$1,350
Note (6)—Mortgage servicing rights:
Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Carrying value at beginning of period	$166,433	$158,678	$168,365	$115,512
Capitalization	2,073	4,453	6,134	19,523
Change in fair value:
Due to pay-offs/pay-downs	(3,306)	(3,670)	(9,095)	(13,165)
Due to change in valuation inputs or assumptions	7,510	11,966	7,306	49,557
Carrying value at end of period	$172,710	$171,427	$172,710	$171,427
The following table summarizes servicing income and expense, which are included in 'Mortgage banking income' and 'Other noninterest expense', respectively, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Servicing income:
Servicing income	$7,363	$8,104	$22,717	$23,499
Change in fair value of mortgage servicing rights	4,204	8,296	(1,789)	36,392
Change in fair value of derivative hedging instruments	(7,928)	(12,641)	(9,564)	(41,636)
Servicing income	3,639	3,759	11,364	18,255
Servicing expenses	1,953	1,923	6,167	7,848
Net servicing income	$1,686	$1,836	$5,197	$10,407

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Unpaid principal balance of mortgage loans sold and serviced for others	$10,875,274	$11,086,582
Weighted-average prepayment speed (CPR)	5.47%	5.55%
Estimated impact on fair value of a 10% increase	$(4,332)	$(4,886)
Estimated impact on fair value of a 20% increase	$(8,414)	$(9,447)
Discount rate	9.56%	9.10%
Estimated impact on fair value of a 100 bp increase	$(8,267)	$(8,087)
Estimated impact on fair value of a 200 bp increase	$(15,820)	$(15,475)
Weighted-average coupon interest rate	3.44%	3.31%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	334	332
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, "Derivatives" for additional information on these hedging instruments.
As of September 30, 2023 and December 31, 2022, mortgage escrow deposits totaled to $122,644 and $75,612, respectively.
Note (7)—Income taxes:
The following table presents a reconciliation of income taxes for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Federal taxes calculated at statutory rate	$4,862	21.0%	$8,560	21.0%	$24,018	21.0%	$23,390	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(469)	(2.0)%	1,018	2.5%	429	0.4%	3,551	3.2%
(Benefit) expense from equity based compensation	(11)	0.0%	(82)	(0.2)%	173	0.2%	(388)	(0.3)%
Municipal interest income, net of interest disallowance	(448)	(1.9)%	(443)	(1.1)%	(1,355)	(1.2)%	(1,331)	(1.2)%
Bank-owned life insurance	(84)	(0.4)%	(78)	(0.2)%	(290)	(0.3)%	(231)	(0.2)%
Section 162(m) limitation	57	0.2%	39	0.1%	287	0.3%	201	0.2%
Other	68	0.3%	(83)	(0.2)%	245	0.2%	(231)	(0.3)%
Income tax expense, as reported	$3,975	17.2%	$8,931	21.9%	$23,507	20.6%	$24,961	22.4%
Note (8)—Commitments and contingencies:
Commitments to extend credit & letters of credit
Some financial instruments, such as loan commitments, credit lines and letters of credit, are issued to meet customer financing needs. These unfunded loan commitment agreements provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The same credit and underwriting policies the Company uses to evaluate and underwrite loans are also used to originate unfunded loan commitments, including obtaining collateral at exercise of the commitment. These unfunded loan commitments are only recorded in the consolidated financial statements when drawn upon and many expire without being used. The Company's maximum off-balance sheet exposure to credit loss from these unfunded loan commitments is represented by the contractual amount of these instruments.

	September 30,	December 31,
	2023	2022
Commitments to extend credit, excluding interest rate lock commitments	$3,127,902	$3,563,982
Letters of credit	70,602	71,250
Balance at end of period	$3,198,504	$3,635,232
As of September 30, 2023 and December 31, 2022, unfunded loan commitments included above with floating interest rates totaled $2,667,768 and $2,961,683, respectively.
As part of its credit loss process, the Company estimates expected credit losses on its unfunded loan commitments under the CECL methodology. When applying this methodology, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$14,810	$20,399	$22,969	$14,380
(Reversal of) provision for credit losses on unfunded commitments	(3,210)	3,178	(11,369)	9,197
Balance at end of period	$11,600	$23,577	$11,600	$23,577
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value with a corresponding charge to a recorded valuation reserve. The total principal amount of loans repurchased (or indemnified for) was $1,631 and $6,328 for the three and nine months ended September 30, 2023, respectively and $4,442 and $5,988 for the three and nine months ended September 30, 2022, respectively. The Company has established a reserve associated with loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,129	$3,445	$1,621	$4,802
Provision for loan repurchases or indemnifications	(200)	(800)	(650)	(1,989)
Losses on loans repurchased or indemnified	—	16	(42)	(152)
Balance at end of period	$929	$2,661	$929	$2,661
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (9)—Derivatives:
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line items “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”
Derivatives not designated as hedging instruments
The Company enters into interest rate-lock commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding. Under such commitments, interest rates for these loans are typically locked in for between 45 to 90 days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s consolidated balance sheets. The Company also enters into best effort or mandatory delivery forward commitments to sell these loans to third party private investors or government sponsored agencies in the secondary market. Gains and losses arising from changes in the valuation of the interest rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the consolidated statements of income.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	September 30, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$579,054	$48,635	$48,568
Forward commitments	226,250	1,118	—
Interest rate-lock commitments	112,810	1,075	—
Futures contracts	259,000	—	1,981
Total	$1,177,114	$50,828	$50,549

	December 31, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$560,310	$45,775	$45,762
Forward commitments	207,000	306	—
Interest rate-lock commitments	118,313	1,433	—
Futures contracts	494,300	—	3,790
Total	$1,379,923	$47,514	$49,552
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Included in mortgage banking income:
Interest rate lock commitments	$(537)	$(3,980)	$(358)	$(7,419)
Forward commitments	1,418	4,795	2,154	57,130
Futures contracts	(7,009)	(10,105)	(7,593)	(35,805)
Option contracts	—	—	(1,125)	36
Total	$(6,128)	$(9,290)	$(6,922)	$13,942

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Derivatives designated as cash flow hedges
The Company also maintains two interest rate swap agreements with notional amounts totaling $30,000 used to hedge interest rate exposure on outstanding subordinated debentures included in long-term debt totaling $30,930. The interest rate swap contracts, which mature in June of 2024, are designated as cash flow hedges with the objective of reducing the variability in cash flows resulting from changes in interest rates. Under these agreements, the Company receives a variable rate of interest equal to the ISDA recommended fallback rate of SOFR plus a credit spread adjustment and pays a weighted average fixed rate of interest of 2.08%.
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		September 30, 2023		December 31, 2022
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$875	Other assets	$1,255	Other assets
The Company's consolidated statements of income included gains of $267 and $696 for the three and nine months ended September 30, 2023, respectively, and a gain of $26 and loss of $214 for the three and nine months ended September 30, 2022, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings during either period presented.
The following discloses the amount included in other comprehensive (loss) income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amount of (loss) gain recognized in other comprehensive (loss) income, net of tax (benefit) expense of $(35), $145, $(99) and $517	$(101)	$409	$(281)	$1,466
Derivatives designated as fair value hedges
The Company utilizes designated fair value hedges to mitigate the effect of changing rates on the fair value of various fixed rate liabilities, including certain money market deposits and subordinated debt. The hedging strategy converts the fixed interest rates of the hedged items to the daily compounded SOFR in arrears paid monthly. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. As of September 30, 2023 and December 31, 2022, the fair value hedges were deemed effective.

				September 30, 2023		December 31, 2022
	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Notional Amount	Estimated fair value	Notional Amount	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- fixed rate money market deposits	0.89	1.50%	SOFR	75,000	(2,556)	75,000	(3,693)
Interest rate swap agreement- fixed rate money market deposits	0.89	1.50%	SOFR	125,000	(4,259)	125,000	(6,154)
Interest rate swap agreement- subordinated debt	0.42	1.46%	SOFR	$100,000	$(1,661)	$100,000	$(3,830)
Total	0.73	1.48%		$300,000	$(8,476)	$300,000	$(13,677)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount of (expense) income included in interest expense on borrowings and deposits, related to these fair value hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Designated fair value hedge:
Interest (expense) income on deposits	$(1,927)	$(331)	$(5,204)	$377
Interest (expense) income on borrowings	(977)	(181)	(2,631)	167
Total	$(2,904)	$(512)	$(7,835)	$544
The following amounts were recorded on the balance sheet related to cumulative adjustments of fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item			Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Line item on the balance sheet	September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Money market and savings deposits	196,757	196,520	(1)	(6,815)	(9,847)
Borrowings	$97,630	$95,171	(2)	$(1,661)	$(3,830)
(1) The carrying value also includes an unaccreted purchase accounting fair value premium of $3,572 and $6,367 as of September 30, 2023 and December 31, 2022,
respectively.
(2) The carrying value also includes unamortized subordinated debt issuance costs of $709 and $999 as of September 30, 2023 and December 31, 2022, respectively.
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

				Gross amounts not offset in the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
September 30, 2023
Derivative financial assets	$49,510	$—	$49,510	$9,428	$—	$40,082
Derivative financial liabilities	$15,980	$—	$15,980	$9,428	$6,552	$—

December 31, 2022
Derivative financial assets	$44,273	$—	$44,273	$14,229	$—	$30,044
Derivative financial liabilities	$20,251	$—	$20,251	$14,229	$6,022	$—
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of September 30, 2023 and December 31, 2022, the Company had collateral posted of $11,339 and $23,325, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in "Other assets" on the consolidated balance sheets.

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

		Fair Value
September 30, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$848,318	$848,318	$—	$—	$848,318
Investment securities	1,351,153	—	1,351,153	—	1,351,153
Net loans held for investment	9,141,091	—	—	8,859,673	8,859,673
Loans held for sale, at fair value	81,784	—	72,524	9,260	81,784
Interest receivable	49,205	851	6,428	41,926	49,205
Mortgage servicing rights	172,710	—	—	172,710	172,710
Derivatives	51,703	—	51,703	—	51,703
Financial liabilities:
Deposits:
Without stated maturities	$9,032,433	$9,032,433	$—	$—	$9,032,433
With stated maturities	1,606,635	—	1,610,908	—	1,610,908
Securities sold under agreements to repurchase and federal funds purchased	74,705	74,705	—	—	74,705
Federal Home Loan Bank advances	—	—	—	—	—
Subordinated debt, net	128,560	—	—	119,605	119,605
Interest payable	20,581	3,906	16,300	375	20,581
Derivatives	59,025	—	59,025	—	59,025

	Fair Value
December 31, 2022	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,027,052	$1,027,052	$—	$—	$1,027,052
Investment securities	1,474,176	—	1,474,176	—	1,474,176
Net loans held for investment	9,164,020	—	—	9,048,943	9,048,943
Loans held for sale, at fair value	113,240	—	82,750	30,490	113,240
Interest receivable	45,684	126	6,961	38,597	45,684
Mortgage servicing rights	168,365	—	—	168,365	168,365
Derivatives	48,769	—	48,769	—	48,769
Financial liabilities:
Deposits:
Without stated maturities	$9,433,860	$9,433,860	$—	$—	$9,433,860
With stated maturities	1,421,974	—	1,422,544	—	1,422,544
Securities sold under agreements to repurchase and federal funds purchased	86,945	86,945	—	—	86,945
Federal Home Loan Bank advances	175,000	—	175,000	—	175,000
Subordinated debt, net	126,101	—	—	118,817	118,817
Interest payable	8,648	2,571	4,559	1,518	8,648
Derivatives	63,229	—	63,229	—	63,229

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a recurring basis as of September 30, 2023 are presented in the following table:

At September 30, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$105,801	$—	$105,801
Mortgage-backed securities - residential	—	871,074	—	871,074
Mortgage-backed securities - commercial	—	16,677	—	16,677
Municipal securities	—	244,611	—	244,611
U.S. Treasury securities	—	106,798	—	106,798
Corporate securities	—	3,258	—	3,258
Equity securities, at fair value	—	2,934	—	2,934
Total securities	$—	$1,351,153	$—	$1,351,153
Loans held for sale, at fair value	$—	$72,524	$9,260	$81,784
Mortgage servicing rights	—	—	172,710	172,710
Derivatives	—	51,703	—	51,703
Financial Liabilities:
Derivatives	—	59,025	—	59,025
The balances and levels of the assets measured at fair value on a non-recurring basis as of September 30, 2023 are presented in the following table:

At September 30, 2023	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Non-recurring valuations:
Financial assets:
Other real estate owned	$—	$—	$550	$550
Collateral dependent net loans held for investment:
Commercial and industrial	—	—	6,687	6,687
Construction	—	—	540	540
Residential real estate:
1-4 family mortgage	$—	$—	$426	$426
Consumer and other	—	—	74	74
Total collateral dependent loans	$—	$—	$7,727	$7,727

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
The following tables present information as of September 30, 2023 and December 31, 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

September 30, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral dependent net loans held for investment	$7,727	Valuation of collateral	Discount for comparable sales	0%-40%
Other real estate owned	$550	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

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
For collateral dependent loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of September 30, 2023 and December 31, 2022, total amortized cost of collateral dependent loans measured on a non-recurring basis amounted to $11,192 and $3,054, respectively.
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
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	September 30,	December 31,
	2023	2022
Loans held for sale under a fair value option:
Commercial loans held for sale	$9,260	$30,490
Mortgage loans held for sale	72,524	82,750
Total loans held for sale, at fair value	81,784	113,240
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	22,074	26,211
Total loans held for sale	$103,858	$139,451
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
Net losses of $376 and $556 resulting from fair value changes of mortgage loans were recorded in income during the three and nine months ended September 30, 2023, respectively, compared to net losses of $4,276 and $16,479 during the three and nine months ended September 30, 2022, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The net change in fair value of these loans held for sale and derivatives resulted in net losses of $582 and $129 for the three and nine months ended September 30, 2023, respectively, compared to net losses of $2,460 and $15,362 during the three and nine months ended September 30, 2022, respectively. The change in fair value of both loans held for sale and the related derivative instruments are recorded in mortgage banking Income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
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
Commercial loans held for sale
The Company has a portfolio of acquired commercial loans. These commercial loans are also being measured under the fair value option. As such, these loans are excluded from the ACL. The following tables set forth the changes in fair value associated with this portfolio for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$12,232	$(2,965)	$9,267
Change in fair value:
Changes in valuation included in other noninterest income	—	(7)	(7)
Carrying value at end of period	$12,232	$(2,972)	$9,260

	Nine Months Ended September 30, 2023
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$34,357	$(3,867)	$30,490
Change in fair value:
Pay-downs and pay-offs	(22,125)	—	(22,125)
Changes in valuation included in other noninterest income	—	895	895
Carrying value at end of period	$12,232	$(2,972)	$9,260

	Three Months Ended September 30, 2022
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$47,462	$(9,647)	$37,815
Change in fair value:
Pay-downs and pay-offs	(3,706)	—	(3,706)
Write-offs to discount	(8,729)	8,729	—
Changes in valuation included in other noninterest income	—	(387)	(387)
Carrying value at end of period	$35,027	$(1,305)	$33,722

	Nine Months Ended September 30, 2022
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Pay-downs and pay-offs	(43,006)	—	(43,006)
Write-offs to discount	(8,729)	8,729	—
Changes in valuation included in other noninterest income	—	(2,571)	(2,571)
Carrying value at end of period	$35,027	$(1,305)	$33,722

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Interest income on loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in interest income in the consolidated statements of income.
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans measured at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$72,524	$71,850	$674
Nonaccrual commercial loans held for sale	9,260	12,232	(2,972)

December 31, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$82,750	$81,520	$1,230
Commercial loans held for sale measured at fair value	21,201	22,126	(925)
Nonaccrual commercial loans held for sale	9,289	12,231	(2,942)
Note (11)—Segment reporting:
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through its Mortgage segment, whose activities also include the servicing of residential mortgage loans and the packaging and securitization of loans to third party private investors or government sponsored agencies.
The financial performance of the Mortgage segment is assessed based on results of operations reflecting direct revenues and expenses and allocated expenses. Management feels this approach provides a better indication of the operating performance of this segment. When assessing the Banking segment’s financial performance, the CEO utilizes reports with indirect revenues and expenses including the core banking business as well as the investment portfolio, electronic delivery channels and areas that primarily support the Banking segment operations. Therefore, these are included in the results of the Banking segment. Other indirect revenue and expenses related to general administrative areas are also included in the internal financial results reports of the Banking segment utilized by the CEO for analysis and reporting. Additionally, the Banking segment includes the results of the Company's specialty lending group, which is focuses on manufactured housing lending. The Mortgage segment utilizes funding sources from the Banking segment in order to fund mortgage loans that are ultimately sold on the secondary market and uses proceeds from loan sales to repay obligations due to the Banking segment. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of the Company's individual segments are not necessarily comparable with similar information reported by other financial institutions.
During the second quarter of 2022, the Mortgage segment exited the direct-to-consumer internet delivery channel, resulting in the recognition of $12,458 of restructuring expenses during the nine months ended September 30, 2022. The repositioning of the Mortgage segment did not qualify to be reported as discontinued operations. The Company continues to originate and sell residential mortgage loans and retain mortgage servicing rights within its Mortgage segment through its retail channel, and continues to hold residential mortgage loans in the loan HFI portfolio.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Interest rate lock commitment volume and sales volume included in the Mortgage segment are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$—	$—	$663,848
Retail	373,068	408,879	1,151,061	1,755,008
Total	$373,068	$408,879	$1,151,061	$2,418,856
Mortgage loan sales	$325,321	$569,655	$987,954	$2,723,825
The following tables provide segment financial information for the periods indicated:

Three Months Ended September 30, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$100,926	$—	$100,926
Provisions for credit losses	2,821	—	2,821
Mortgage banking income	—	15,722	15,722
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,724)	(3,724)
Other noninterest income	(4,031)	75	(3,956)
Depreciation and amortization	2,514	167	2,681
Amortization of intangibles	889	—	889
Other noninterest expense	67,571	11,856	79,427
Income before income taxes	$23,100	$50	$23,150
Income tax expense			3,975
Net income applicable to FB Financial Corporation and noncontrolling interest			19,175
Net income applicable to noncontrolling interest(2)			—
Net income applicable to FB Financial Corporation			$19,175
Total assets	$11,900,598	$589,033	$12,489,631
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

Three Months Ended September 30, 2022	Banking(2)	Mortgage	Consolidated
Net interest income	$111,384	$—	$111,384
Provisions for credit losses	11,367	—	11,367
Mortgage banking income	—	16,729	16,729
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,345)	(4,345)
Other noninterest income	10,293	(85)	10,208
Depreciation and amortization	1,867	190	2,057
Amortization of intangibles	1,108	—	1,108
Other noninterest expense	62,911	15,771	78,682
Income (loss) before income taxes	$44,424	$(3,662)	$40,762
Income tax expense			8,931
Net income applicable to FB Financial Corporation and noncontrolling interest			31,831
Net income applicable to noncontrolling interest(2)			—
Net income applicable to FB Financial Corporation			$31,831
Total assets	$11,648,610	$609,472	$12,258,082
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$306,129	$—	$306,129
Provisions for credit losses	2,234	—	2,234
Mortgage banking income	—	47,669	47,669
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(11,353)	(11,353)
Other noninterest income	18,942	(54)	18,888
Depreciation and amortization	6,783	578	7,361
Amortization of intangibles	2,819	—	2,819
Other noninterest expense	197,375	37,174	234,549
Income (loss) before income taxes	$115,860	$(1,490)	$114,370
Income tax expense			23,507
Net income applicable to FB Financial Corporation and noncontrolling interest			90,863
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$90,855
Total assets	$11,900,598	$589,033	$12,489,631
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

Nine Months Ended September 30, 2022	Banking(3)	Mortgage	Consolidated
Net interest income	$301,739	$(2)	$301,737
Provisions for credit losses	19,438	—	19,438
Mortgage banking income	—	69,718	69,718
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(5,244)	(5,244)
Other noninterest income	32,975	(251)	32,724
Depreciation and amortization	5,308	797	6,105
Amortization of intangibles	3,546	—	3,546
Other noninterest expense(2)	175,936	82,529	258,465
Income (loss) before income taxes	$130,486	$(19,105)	$111,381
Income tax expense			24,961
Net income applicable to FB Financial Corporation and noncontrolling interest			86,420
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$86,412
Total assets	$11,648,610	$609,472	$12,258,082
Goodwill	242,561	—	242,561
(1)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2)Includes $12,458 in Mortgage restructuring expenses in the Mortgage segment related to the exit from the direct-to-consumer internet delivery channel.
(3)Banking segment includes noncontrolling interest.
The Banking segment provides the Mortgage segment with a warehouse line of credit that is used to originate mortgage loans until those mortgage loans can be sold at which time the warehouse line of credit is repaid. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit is recorded as interest income to the Company's Banking segment and as interest expense to the Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit was $4,033 and $12,283 for the three and nine months ended September 30, 2023, respectively, and $4,143 and $14,659 for the three and nine months ended September 30, 2022, respectively.

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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of September 30, 2023 and December 31, 2022, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
The Company elected to phase-in the impact related to adopting FASB ASU 2016-13 over the permissible five-year transition relief period and delayed the initial impact of CECL adoption plus 25% of the quarterly increases in ACL in the first two years after adoption. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and are being phased out of regulatory capital calculations evenly over a three-year period, with 75% of the transition provision’s impact being recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.
Actual and required capital amounts and ratios are included below as of the dates indicated.

September 30, 2023	Actual		Minimum Capital Adequacy with Capital Buffer		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,608,166	14.1%	$1,197,701	10.5%	N/A	N/A
FirstBank	1,574,078	13.8%	1,195,510	10.5%	$1,138,581	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,380,228	12.1%	$969,568	8.5%	N/A	N/A
FirstBank	1,346,139	11.8%	967,793	8.5%	$910,864	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,380,228	11.0%	$500,573	4.0%	N/A	N/A
FirstBank	1,346,139	10.8%	499,962	4.0%	$624,952	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,350,228	11.8%	$798,468	7.0%	N/A	N/A
FirstBank	1,346,139	11.8%	797,006	7.0%	$740,077	6.5%

December 31, 2022	Actual		Minimum Capital Adequacy with Capital Buffer		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,528,344	13.1%	$1,225,161	10.5%	N/A	N/A
FirstBank	1,506,543	12.9%	1,222,922	10.5%	$1,164,688	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,315,386	11.3%	$991,797	8.5%	N/A	N/A
FirstBank	1,293,585	11.1%	989,985	8.5%	$931,750	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,315,386	10.5%	$499,648	4.0%	N/A	N/A
FirstBank	1,293,585	10.4%	499,194	4.0%	$623,992	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,285,386	11.0%	$816,774	7.0%	N/A	N/A
FirstBank	1,293,585	11.1%	815,281	7.0%	$757,047	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (13)—Stock-Based Compensation:
Restricted Stock Units
The Company grants RSUs under compensation arrangements for the benefit of employees, executive officers, and directors. RSU grants are subject to time-based vesting. Compensation cost associated with time-based vesting RSUs is recognized on a straight-line basis based on the grant date fair value of the awards. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes changes in restricted stock units for the nine months ended September 30, 2023:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	365,155	$39.02
Granted	166,591	35.90
Vested	(199,776)	38.05
Forfeited	(2,571)	41.03
Balance at end of period (unvested)	329,399	$38.03
The total fair value of restricted stock units vested was $1,208 and $7,601 for the three and nine months ended September 30, 2023, respectively, and $1,474 and $7,320 for the three and nine months ended September 30, 2022, respectively.
The compensation cost related to these grants and vesting of restricted stock units was $1,965 and $5,859 for the three and nine months ended September 30, 2023, respectively, and $1,701 and $5,753 for the three and nine months ended September 30, 2022, respectively. This includes amounts paid related to grants and compensation for directors elected to be settled in stock amounting to $179 and $626 during the three and nine months ended September 30, 2023, respectively, and $171 and $485 for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, there was $9,082 of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.07 years. Additionally, as of September 30, 2023, there were 1,506,871 shares available for issuance under the Company's stock compensation plans. As of September 30, 2023 and December 31, 2022, there was $316 and $292, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying restricted stock units.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Performance-Based Restricted Stock Units
The Company awards PSUs to executives, other officers and employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The Company's performance relative to a predefined peer group will be measured based on non-GAAP core return on average tangible common equity ratio, which is adjusted for unusual gains/losses, merger expenses, and other items as approved by the Compensation Committee of the Company's board of directors. Compensation expense for PSUs is estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.
The following table summarizes information about the changes in PSUs as of and for the nine months ended September 30, 2023:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	161,667	$41.73
Granted	86,010	37.17
Performance adjustment (1)	51,444	36.93
Vested	(104,833)	36.93
Forfeited or expired	(4,752)	43.58
Balance at end of period (unvested)	189,536	$40.91
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. PSU awards are settled with payouts ranging from 0% and 200% of the target award value based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company's outstanding PSUs as of September 30, 2023:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2021 (1)	$43.20	2021 to 2023	50,638
2022 (2)	$44.44	2022 to 2024	55,660
2023 (2)	$37.17	2023 to 2025	83,238
(1)Vesting factor will be either at 0%, 25%, 100%, or 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.
(2)Vesting factor will be interpolated between 0% and 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.

The Company recorded compensation cost of $819 and $2,458 for the three and nine months ended September 30, 2023, respectively, and $832 and $2,400 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $12,696, and the weighted average remaining performance period over which the cost could be recognized was 2.01 years.
Employee Stock Purchase Plan:
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 725 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). There were 12,306 and 11,798 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $381 and $499, during the three months ended September 30, 2023 and 2022, respectively. There were 20,520 and 26,950 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $686 and $1,087, during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there were 2,294,226 shares available for issuance under the ESPP.

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
An analysis of loans to executive officers, certain management, and directors of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2023	$82,559
New loans and advances	7,392
Change in related party status	(37,812)
Repayments	(3,576)
Loans outstanding at September 30, 2023	$48,563
Unfunded commitments to certain executive officers, certain management and directors and their related interests totaled $54,086 and $31,564 at September 30, 2023 and December 31, 2022, respectively.
(B) Deposits:
The Bank held deposits from related parties totaling $295,797 and $347,660 as of September 30, 2023 and December 31, 2022, respectively.
(C) Leases:
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $102 and $295 for the three and nine months ended September 30, 2023, respectively, and $96 and $297 for the three and nine months ended September 30, 2022, respectively.
(D) Aviation lease:
During the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also maintains a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. The Company recognized income of $15 and $26 during the three and nine months ended September 30, 2023, respectively, and $17 and $36 during the three and nine months ended September 30, 2022, respectively, under this agreement.
(E) Equity investment in preferred stock and master loan purchase agreement:
During the year ended December 31, 2022, the Company invested in preferred stock of a privately held entity of which an executive officer of the Company is on the Board of directors of the investee. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $10,000 as of both September 30, 2023 and December 31, 2022, and is being accounted for as an equity security without readily determinable market value. No gains or losses have been recognized to date associated with this investment.
Concurrently, the Company also entered a separate master loan purchase agreement with the entity to purchase up to $250,000 in manufactured loan housing production over an initial five-year term. During the three and nine months ended September 30, 2023, the Company purchased $12,676 and $19,125 of loans HFI under this agreement, respectively. As of September 30, 2023, the amortized cost of these loans HFI amounted to $19,006. There were no loans recorded under the master loan purchase agreement as of December 31, 2022.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of September 30, 2023 and December 31, 2022, and our results of operations for the three and nine months ended September 30, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on February 28, 2023, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “project,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes in government interest rate policies and its impact on the Company’s business, net interest margin, and mortgage operations, (3) any continuation of the recent turmoil in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response, (4) increased competition for deposits, (5) the Company’s ability to effectively manage problem credits, (6) any deterioration in commercial real estate market fundamentals, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the potential impact of the phase-out of LIBOR or other changes involving LIBOR, (11) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (12) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (13) the impact of natural disasters, pandemics, and/or acts of war or terrorism, (14) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and (15) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

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

	As of or for the three months ended		As of or for the nine months ended,		As of or for the year-ended
	September 30,		September 30,		December 31,
(dollars in thousands, except share data)	2023	2022	2023	2022	2022
Selected Statement of Income Data
Net interest income	100,926	111,384	$306,129	$301,737	$412,235
Provisions for credit losses	2,821	11,367	2,234	19,438	18,982
Total noninterest income	8,042	22,592	55,204	97,198	114,667
Total noninterest expense	82,997	81,847	244,729	268,116	348,346
Income before income taxes	23,150	40,762	114,370	111,381	159,574
Income tax expense	3,975	8,931	23,507	24,961	35,003
Net income applicable to noncontrolling interest	—	—	8	8	16
Net income applicable to FB Financial Corporation	$19,175	$31,831	$90,855	$86,412	$124,555
Per Common Share
Basic net income	$0.41	$0.68	$1.94	$1.83	$2.64
Diluted net income	0.41	0.68	1.94	1.83	2.64
Book value(1)	29.31	27.30	29.31	27.30	28.36
Tangible book value(2)	23.93	21.85	23.93	21.85	22.90
Cash dividends declared	0.15	0.13	0.45	0.39	0.52
Selected Balance Sheet Data
Cash and cash equivalents	$848,318	$618,290	$848,318	$618,290	$1,027,052
Loans HFI	9,287,225	9,105,016	9,287,225	9,105,016	9,298,212
Allowance for credit losses on loans HFI	(146,134)	(134,476)	(146,134)	(134,476)	(134,192)
Loans held for sale	103,858	130,733	103,858	130,733	139,451
Investment securities, at fair value	1,351,153	1,485,133	1,351,153	1,485,133	1,474,176
Total assets	12,489,631	12,258,082	12,489,631	12,258,082	12,847,756
Noninterest-bearing deposits	2,358,435	2,966,514	2,358,435	2,966,514	2,676,631
Interest-bearing deposits (non-brokered)	8,105,713	7,038,566	8,105,713	7,038,566	8,178,453
Brokered deposits	174,920	1,002	174,920	1,002	750
Total deposits	10,639,068	10,006,082	10,639,068	10,006,082	10,855,834
Estimated insured or collateralized deposits(4)	7,570,639	6,653,463	7,570,639	6,653,463	7,288,641
Borrowings	226,689	722,940	226,689	722,940	415,677
Total common shareholders' equity	1,372,901	1,281,161	1,372,901	1,281,161	1,325,425
Selected Ratios
Return on average:
Assets(3)	0.61%	1.05%	0.95%	0.93%	1.01%
Common shareholders' equity(3)	5.46%	9.45%	8.86%	8.45%	9.23%
Tangible common equity(2)	6.67%	11.7%	10.9%	10.4%	11.4%
Efficiency ratio	76.2%	61.1%	67.7%	67.2%	66.1%
Adjusted efficiency ratio (tax-equivalent basis)(2)	63.1%	60.7%	63.3%	63.3%	62.7%
Loans HFI to deposit ratio	87.3%	91.0%	87.3%	91.0%	85.7%
Net interest margin (tax-equivalent basis)	3.42%	3.93%	3.44%	3.50%	3.57%
Yield on interest-earning assets	5.87%	4.53%	5.64%	3.86%	4.16%
Cost of total deposits	2.58%	0.52%	2.30%	0.32%	0.54%
Cost of interest-bearing liabilities	3.41%	0.90%	3.05%	0.54%	0.87%
Estimated uninsured and uncollateralized deposits as a percentage of total deposits(4)	28.8%	33.5%	28.8%	33.5%	32.9%

	As of or for the three months ended		As of or for the nine months ended,		As of or for the year ended
	September 30,		September 30,		December 31,
	2023	2022	2023	2022	2022
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.57%	1.48%	1.57%	1.48%	1.44%
Net charge-offs as a percentage of average loans HFI	(0.02)%	—%	(0.02)%	(0.02)%	(0.02)%
Nonperforming loans HFI to total loans HFI	0.59%	0.47%	0.59%	0.47%	0.49%
Nonperforming assets as a percentage of total assets	0.71%	0.62%	0.71%	0.62%	0.68%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.0%	10.5%	11.0%	10.5%	10.3%
Tangible common equity to tangible assets(2)	9.16%	8.54%	9.16%	8.54%	8.50%
Tier 1 leverage	11.0%	10.7%	11.0%	10.7%	10.5%
Tier 1 risk-based capital	12.1%	11.2%	12.1%	11.2%	11.3%
Total risk-based capital	14.1%	13.0%	14.1%	13.0%	13.1%
Common Equity Tier 1 (CET1)	11.8%	10.9%	11.8%	10.9%	11.0%
Capital Ratios (Bank)
Total common shareholders' equity to assets	11.0%	10.5%	11.0%	10.5%	10.4%
Tier 1 leverage	10.8%	10.5%	10.8%	10.5%	10.4%
Tier 1 risk-based capital	11.8%	10.9%	11.8%	10.9%	11.1%
Total risk-based capital	13.8%	12.8%	13.8%	12.8%	12.9%
Common Equity Tier 1 (CET1)	11.8%	10.9%	11.8%	10.9%	11.1%
(1)Book value per share equals our total common shareholders’ equity divided by the number of shares of our common stock outstanding as of the date presented.
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
The following table presents a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$82,997	$81,847	$244,729	$268,116	$348,346
Less early retirement and severance costs	4,809	—	6,235	—	—
Less mortgage restructuring expense	—	—	—	12,458	12,458
Adjusted noninterest expense	$78,188	$81,847	$238,494	$255,658	$335,888
Net interest income (tax-equivalent basis)	$101,762	$112,145	$308,638	$304,003	$415,282
Total noninterest income	8,042	22,592	55,204	97,198	114,667
Less (loss) gain on change in fair value of commercial loans held for sale acquired in previous business combination	(7)	(387)	895	(2,571)	(5,133)
Less gain (loss) on sales or write-downs of other real estate owned and other assets	115	429	465	(13)	(265)
Less loss from securities, net	(14,197)	(140)	(14,156)	(401)	(376)
Adjusted noninterest income	22,131	22,690	68,000	100,183	120,441
Adjusted operating revenue	$123,893	$134,835	$376,638	$404,186	$535,723
Efficiency ratio	76.2%	61.1%	67.7%	67.2%	66.1%
Adjusted efficiency ratio (tax-equivalent basis)	63.1%	60.7%	63.3%	63.3%	62.7%

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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	September 30,		December 31,
(dollars in thousands, except share data)	2023	2022	2022
Tangible assets
Total assets	$12,489,631	$12,258,082	$12,847,756
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(9,549)	(13,407)	(12,368)
Tangible assets	$12,237,521	$12,002,114	$12,592,827
Tangible common equity
Total common shareholders' equity	$1,372,901	$1,281,161	$1,325,425
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(9,549)	(13,407)	(12,368)
Tangible common equity	$1,120,791	$1,025,193	$1,070,496
Common shares outstanding	46,839,159	46,926,377	46,737,912
Book value per common share	$29.31	$27.30	$28.36
Tangible book value per common share	$23.93	$21.85	$22.90
Total common shareholders' equity to total assets	11.0%	10.5%	10.3%
Tangible common equity to tangible assets	9.16%	8.54%	8.50%
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2023	2022	2023	2022	2022
Return on average tangible common equity
Total average common shareholders' equity	$1,393,253	$1,336,143	$1,371,278	$1,368,025	$1,349,583
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)	(242,561)	(242,561)
Average intangibles, net	(10,011)	(13,953)	(10,922)	(15,149)	(14,573)
Average tangible common equity	$1,140,681	$1,079,629	$1,117,795	$1,110,315	$1,092,449
Net income applicable to FB Financial Corporation	$19,175	$31,831	$90,855	$86,412	$124,555
Return on average common shareholders' equity	5.46%	9.45%	8.86%	8.45%	9.23%
Return on average tangible common equity	6.67%	11.7%	10.9%	10.4%	11.4%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and the Bank's subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of September 30, 2023, our footprint included 81 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. Our banking services extend to 16 community markets throughout Tennessee and North Georgia. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Recent developments
Recent banking events
The banking sector experienced significant volatility during the first nine months of 2023, including high-profile bank failures, continuing interest rate hikes and recessionary concerns. We have proactively positioned the balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve our clients and communities.
As of September 30, 2023, we carried on-balance sheet liquidity of $1.35 billion. We maintain the ability to access $6.78 billion of contingent liquidity from the FHLB, Federal Reserve, brokered CDs, and unsecured lines of credit. Our available-for-sale debt securities portfolio is 10.8% of total assets and we do not maintain any held-to-maturity investment securities. Management considers our current liquidity position to be more than adequate to meet both short-term and long-term liquidity needs. Refer to the section 'Liquidity and capital resources' for additional information.
Further, our capital ratios of the Company, and its subsidiary bank are well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section 'Shareholders' equity and capital management' for additional details.
Non-performing assets were 0.71% of total assets as of September 30, 2023 and net charge-offs during both the three and nine months ended September 30, 2023 were 0.02%, which we believe reflects our disciplined underwriting and conservative lending philosophy. Refer to the section 'Asset quality' for additional information.
While the high-profile bank failures and other concerns have impacted the entire banking industry and future events cannot be predicted, we remain committed to safe and sound community banking practices that have been a cornerstone of the Company's values and historical performance.
Overview of recent financial performance
Results of operations
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Our net income decreased during the three months ended September 30, 2023 to $19.2 million from $31.8 million for the three months ended September 30, 2022. Diluted earnings per common share was $0.41 and $0.68 for the three months ended September 30, 2023 and 2022, respectively. Our net income represented a return on average assets, or ROAA, of 0.61% and 1.05% for the three months ended September 30, 2023 and 2022, respectively, and a return on average shareholders’ equity, or ROAE, of 5.46% and 9.45% for the same periods. Our ratio of return on average tangible common equity, or ROATCE for the three months ended September 30, 2023 and 2022 was 6.67% and 11.7%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended September 30, 2023, our net interest income before provisions for credit losses was $100.9 million compared with $111.4 million for the three months ended September 30, 2022. Our net interest margin, on a tax-equivalent basis, decreased to 3.42% for the three months ended September 30, 2023, compared with 3.93% for the three months ended September 30, 2022. The decrease was primarily driven by higher interest rates increasing our total cost of funds compared to the increase in the interest income on interest-earnings assets during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
We experienced a decrease in noninterest income of $14.6 million to $8.0 million for the three months ended September 30, 2023, compared with $22.6 million for the same period in the prior year. The primary driver of the decrease in noninterest income was the result of management's election to sell $76.6 million of available-for-sale securities, which contributed toward a $14.2 million net loss on investment securities during the three months ended September 30, 2023. Refer to the section “Other earnings assets” for additional information on the sale of the available-for sale securities.
Noninterest expense increased to $83.0 million for the three months ended September 30, 2023, compared with $81.8 million for the three months ended September 30, 2022. The increase in noninterest expense is reflective of $4.8 million in early retirement and severance costs associated with our efficiency and scalability initiatives during the three months ended September 30, 2023 offset by a decrease in legal and professional fees.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Our net income increased during the nine months ended September 30, 2023 to $90.9 million from $86.4 million for the nine months ended September 30, 2022. Diluted earnings per common share were $1.94 and $1.83 for the nine months ended September 30, 2023 and 2022, respectively. Our net income represented a ROAA of 0.95% and 0.93% for the nine months ended September 30, 2023 and 2022, respectively, and a ROAE of 8.86% and 8.45% for the same periods. Our ROATCE for the nine months ended September 30, 2023 and 2022 were 10.9% and 10.4%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the nine months ended September 30, 2023, our net interest income before provisions for credit losses increased to $306.1 million compared with $301.7 million in the nine months ended September 30, 2022. Our net interest margin, on a tax-equivalent basis, decreased to 3.44% for the nine months ended September 30, 2023 as compared to 3.50% for the nine months ended September 30, 2022. The decrease was primarily driven by our total cost of funds increasing relative to the increase in the interest income on interest-earnings assets due to higher interest rates.
Noninterest income for the nine months ended September 30, 2023 decreased by $42.0 million to $55.2 million, down from $97.2 million for the nine months ended September 30, 2022. The decrease in noninterest income was due to a $28.2 million decrease in mortgage banking income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These results were impacted by increasing interest rates, compressing margins, and a decrease in demand for residential mortgages during the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The change also reflects the restructuring of our mortgage business (referred to herein as "Mortgage restructuring"), including the exit of our direct-to-consumer internet delivery channel during the second quarter of 2022. Refer to the section "Business segment highlights" for additional information on the restructuring of our Mortgage segment. Additionally contributing to the decrease in noninterest income during the nine months ended September 30, 2023 was a $14.2 million net loss on investment securities primarily related to the sale of $76.6 million of available-for-sale securities. Refer to the section “Other earnings assets” for additional information on the sale of the available-for sale securities.
Noninterest expense decreased to $244.7 million for the nine months ended September 30, 2023, compared with $268.1 million for the nine months ended September 30, 2022. The decrease in noninterest expense is reflective of the $25.8 million decrease in salaries, commissions and employee-related costs in the Mortgage segment related to the restructuring of our Mortgage segment and reduced headcount and mortgage production. The decrease was partially offset by a $6.2 million increase in early retirement and severance costs primarily associated with our efficiency and scalability initiatives and a $2.5 million in regulatory fees and assessments. Additionally, the decrease reflects $12.5 million in mortgage restructuring expenses incurred during the nine months ended September 30, 2022.

Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our unaudited consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Income before taxes from the Banking segment decreased for the three months ended September 30, 2023 to $23.1 million, compared to $44.4 million for the three months ended September 30, 2022. These results included a $10.5 million decrease in net interest income to $100.9 million for the three months ended September 30, 2023 compared with $111.4 million for the three months ended September 30, 2022. The provision for credit losses on loans HFI and unfunded loan commitments decreased to $2.8 million for the three months ended September 30, 2023 compared to $11.4 million for the three months ended September 30, 2022, reflecting a decrease in unfunded loan commitments in the construction and land development category by $774.5 million from September 30, 2022. The Banking segment recorded a noninterest loss of $4.0 million for the three months ended September 30, 2023 compared to noninterest income of $10.3 million for the three months ended September 30, 2022. This includes a net loss on investment securities of $14.2 million primarily associated with the sale of $76.6 million available-for-sale securities during the three months ended September 30, 2023 compared with a net loss on investment securities of $0.1 million for the three months ended September 30, 2022. Noninterest expense increased during the three months ended September 30, 2023 to $71.0 million from $65.9 million for three months ended September 30, 2022 due primarily to increases in salaries and early retirement and severance costs offset by a decrease in legal and professional fees.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Income before taxes from the Banking segment decreased for the nine months ended September 30, 2023 to $115.9 million, compared to $130.5 million for the nine months ended September 30, 2022. Net interest income increased by $4.4 million to $306.1 million during the nine months ended September 30, 2023 compared to $301.7 million during the nine months ended September 30, 2022. Our provisions for credit losses on loans HFI and unfunded loan commitments resulted in $2.2 million of provision expense during the nine months ended September 30, 2023 compared to $19.4 million during the nine months ended September 30, 2022. Noninterest income decreased to $18.9 million in the nine months ended September 30, 2023 as compared to $33.0 million in the nine months ended September 30, 2022. Similar to the discussion above, the decrease includes a net loss on investment securities of $14.2 million primarily associated with the sale of $76.6 million available-for-sale securities during the nine months ended September 30, 2023 compared with a net loss on investment securities of $0.4 million for the nine months ended September 30, 2022. Noninterest expense increased to $207.0 million for nine months ended September 30, 2023 compared to $184.8 million for the nine months ended September 30, 2022 due to increases in salaries, early retirement and severance costs, regulatory fees and assessments, occupancy, and marketing.
Mortgage
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The Mortgage segment reported pre-tax income of $0.1 million for the three months ended September 30, 2023, compared to a pre-tax loss of $3.7 million for the three months ended September 30, 2022. Noninterest income decreased by $0.2 million to $12.1 million for the three months ended September 30, 2023, compared with $12.3 million for the three months ended September 30, 2022, which was related to a decrease in mortgage banking income. Further discussion related to the change in mortgage banking income is included under the subheading 'Noninterest income' included within this management's discussion and analysis. Noninterest expense for the three months ended September 30, 2023 and 2022 was $12.0 million and $16.0 million, respectively. This decrease is reflective of decreases in salaries, commissions, incentives and employee benefits due to a reduction in production volume.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Activity in our Mortgage segment resulted in a pre-tax net loss of $1.5 million for the nine months ended September 30, 2023 compared to a pre-tax net loss of $19.1 million for the nine months ended September 30, 2022. Mortgage banking income decreased $28.2 million to $36.3 million during the nine months ended September 30, 2023 compared to $64.5 million for the nine months ended September 30, 2022. Further discussion on the components of mortgage banking income is included under the subheading 'Noninterest income' within this management's discussion and analysis. Noninterest expense for the nine months ended September 30, 2023 and 2022 was $37.8 million and $83.3 million, respectively, This decrease is reflective of the mortgage restructuring expense mentioned above in addition to decreases in marketing, legal and professional fees, occupancy, salaries, commissions and incentive costs associated with the decrease in production volume and headcount reduction from the Mortgage restructuring.
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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax-exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2023 and 2022.
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
During the three and nine months ended September 30, 2023, the US Treasury yield curve became less inverted as long-term note and bond rates increased at a faster pace than shorter-term note rates. The curve remained inverted as of September 30, 2023, which is in contrast to the more normalized upward sloping US Treasury yield curve during the three and nine months ended September 30, 2022. The Federal Funds Target Rate range was 5.25% - 5.50% and 3.00% - 3.25% as of September 30, 2023 and September 30, 2022, respectively.
Three months ended September 30, 2023 compared to three months ended September 30, 2022
On a tax-equivalent basis, net interest income decreased to $101.8 million for the three months ended September 30, 2023 as compared to $112.1 million for the three months ended September 30, 2022. Interest income, on a tax-equivalent basis, was $174.7 million for the three months ended September 30, 2023, compared to $129.2 million for the three months ended September 30, 2022, an increase of $45.5 million, which was primarily driven by increases in both interest rates and volume on loans HFI and interest-bearing deposits with other financial institutions, partially offset by an increase in our deposits.
Interest income on loans HFI, on a tax-equivalent basis, increased $38.6 million to $153.0 million for the three months ended September 30, 2023 from $114.5 million for the three months ended September 30, 2022 primarily due to higher interest rates with a secondary driver of increased volume. The tax-equivalent yield on loans held for investment was 6.54% for the three months ended September 30, 2023, up 138 basis points from the three months ended September 30, 2022. Our estimated contractual loan interest yield was 6.32% for the three months ended September 30, 2023 compared with 4.79% in the three months ended September 30, 2022. Additionally, average loans HFI increased to $9.28 billion for the three months ended September 30, 2023 compared to $8.81 billion for the three months ended September 30, 2022 due to strong demand in our primary markets and funding of prior loan commitments.

The components of our loan yield for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan HFI yield components:
Contractual interest rate on loans HFI(1)	$147,806	6.32%	$106,405	4.79%
Origination and other loan fee income	4,345	0.19%	6,665	0.30%
Accretion on purchased loans	312	0.01%	949	0.05%
Nonaccrual interest collections	575	0.02%	469	0.02%
Total loan HFI yield	$153,038	6.54%	$114,488	5.16%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.

Origination and other loan fees impacted our NIM by 15 basis point and 23 basis points for the three months ended September 30, 2023 and 2022, respectively.

Interest income on interest-bearing deposits with other financial institutions increased to $9.6 million for the three months ended September 30, 2023 from $1.9 million for the three months ended September 30, 2022 due to higher interest rates and an increase in volume. The yield on interest-bearing deposits with other financial institutions increased 345 basis points to 5.48% for the three months ended September 30, 2023 compared to 2.03% for the three months ended September 30, 2022. Additionally, average interest-bearing deposits with other financial institutions increased to $696.6 million for the three months ended September 30, 2023 compared to $361.7 million for the three months ended September 30, 2022.
Interest expense was $73.0 million for the three months ended September 30, 2023, an increase of $55.9 million as compared to the three months ended September 30, 2022. The primary driver was increases in interest expense on money market, interest-bearing checking and customer time deposit products. Interest expense on money market deposits increased $30.2 million to $34.9 million for the three months ended September 30, 2023 compared to $4.7 million for the three months ended September 30, 2022. Interest expense on interest-bearing checking deposit products increased $14.7 million to $20.5 million for the three months ended September 30, 2023 compared to $5.8 million for the three months ended September 30, 2022. Interest expense on customer time deposits increased $9.4 million to $11.9 million for the three months ended September 30, 2023 compared to $2.5 million for the three months ended September 30, 2022. These increases were most significantly influenced by increasing interest rates. The average rate on money market deposits increased 305 basis points from 0.73% for the three months ended September 30, 2022 to 3.78% for the three months ended September 30, 2023. The average rate on interest-bearing checking deposits increased 223 basis points from 0.82% for the three months ended September 30, 2022 to 3.05% for the three months ended September 30, 2023. The average rate on customer time deposits increased 250 basis points from 0.87% for the three months ended September 30, 2022 to 3.37% for the three months ended September 30, 2023. Total cost of interest-bearing deposits was 3.33% for the three months ended September 30, 2023 compared to 0.74% for the three months ended September 30, 2022. As interest rates on deposits increase, we tend to experience some movement between deposit types as customers seek higher interest rates and shift from noninterest-bearing deposit accounts to interest-bearing deposit products.
The average balance on our FHLB advances decreased $315.3 million to $13.9 million for the three months ended September 30, 2023 compared to $329.1 million for the three months ended September 30, 2022. As a result, interest expense on subordinated debt decreased to $0.2 million for the three months ended September 30, 2023 compared to $2.2 million for the three months ended September 30, 2022.
Overall, our NIM, on a tax-equivalent basis, decreased to 3.42% for the three months ended September 30, 2023 from 3.93% for the three months ended September 30, 2022, driven by the increase in both interest rates and volume of loans HFI and interest-bearing deposits with other financial institutions, partially offset by an increase in cost of funds previously discussed.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2023			2022
(dollars in thousands on tax-equivalent basis)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans held for investment (1)(2)	$9,280,530	$153,038	6.54%	$8,810,094	$114,488	5.16%
Loans held for sale- mortgage	60,291	1,047	6.89%	124,358	1,626	5.19%
Loans held for sale-commercial	9,259	—	—%	36,291	670	7.32%
Investment securities:
Taxable	1,344,052	6,399	1.89%	1,469,934	6,843	1.85%
Tax-exempt(2)	291,863	2,428	3.30%	298,905	2,459	3.26%
Total investment securities(2)	1,635,915	8,827	2.14%	1,768,839	9,302	2.09%
Federal funds sold and reverse repurchase agreements	95,326	1,375	5.72%	160,597	877	2.17%
Interest-bearing deposits with other financial institutions	696,600	9,620	5.48%	361,684	1,850	2.03%
FHLB stock	36,624	841	9.11%	49,478	431	3.46%
Total interest earning assets(2)	11,814,545	174,748	5.87%	11,311,341	129,244	4.53%
Noninterest Earning Assets:
Cash and due from banks	128,780			109,681
Allowance for credit losses on loans HFI	(140,033)			(127,710)
Other assets (3)(4)	753,866			744,803
Total noninterest earning assets	742,613			726,774
Total assets	$12,557,158			$12,038,115
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,668,970	$20,506	3.05%	$2,821,415	$5,831	0.82%
Money market deposits	3,661,262	34,902	3.78%	2,551,521	4,684	0.73%
Savings deposits	410,403	65	0.06%	515,882	70	0.05%
Customer time deposits	1,400,290	11,909	3.37%	1,151,843	2,535	0.87%
Brokered and internet time deposits	182,652	2,444	5.31%	3,501	13	1.47%
Time deposits	1,582,942	14,353	3.60%	1,155,344	2,548	0.87%
Total interest-bearing deposits	8,323,577	69,826	3.33%	7,044,162	13,133	0.74%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	30,520	349	4.54%	29,580	12	0.16%
Federal Home Loan Bank advances	13,859	204	5.84%	329,130	2,155	2.60%
Subordinated debt	127,605	2,600	8.08%	127,263	1,792	5.59%
Other borrowings	1,365	7	2.03%	1,457	7	1.91%
Total other interest-bearing liabilities	173,349	3,160	7.23%	487,430	3,966	3.23%
Total Interest-bearing liabilities	8,496,926	72,986	3.41%	7,531,592	17,099	0.90%
Noninterest bearing liabilities:
Demand deposits	2,410,280			2,973,650
Other liabilities(4)	256,606			196,637
Total noninterest-bearing liabilities	2,666,886			3,170,287
Total liabilities	11,163,812			10,701,879
FB Financial Corporation common shareholders' equity	1,393,253			1,336,143
Noncontrolling interest	93			93
Shareholders' equity	1,393,346			1,336,236
Total liabilities and shareholders' equity	$12,557,158			$12,038,115
Net interest income (tax-equivalent basis)(2)		$101,762			$112,145
Interest rate spread (tax-equivalent basis)(2)			2.46%			3.63%
Net interest margin (tax-equivalent basis)(2)(5)			3.42%			3.93%
Cost of total deposits			2.58%			0.52%
Average interest-earning assets to average interest-bearing liabilities			139.0%			150.2%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances (before deduction of ACL).
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million for both the three months ended September 30, 2023 and 2022.
(3)Includes average net unrealized losses on investment securities available for sale of $232.6 million and $160.2 million for the three months ended September 30, 2023 and 2022, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $19.1 million and $25.9 million for the three months ended September 30, 2023 and 2022, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended September 30, 2023 and 2022. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$7,758	$30,792	$38,550
Loans held for sale - mortgage	(1,113)	534	(579)
Loans held for sale - commercial	—	(670)	(670)
Investment securities:
Taxable	(599)	155	(444)
Tax Exempt(2)	(59)	28	(31)
Federal funds sold and reverse repurchase agreements	(941)	1,439	498
Interest-bearing deposits with other financial institutions	4,625	3,145	7,770
FHLB stock	(295)	705	410
Total interest income(2)	9,376	36,128	45,504
Interest-bearing liabilities:
Interest-bearing checking	(1,171)	15,846	14,675
Money market deposits	10,579	19,639	30,218
Savings deposits	(17)	12	(5)
Customer time deposits	2,113	7,261	9,374
Brokered and internet time deposits	2,397	34	2,431
Securities sold under agreements to repurchase and federal funds purchased	11	326	337
Federal Home Loan Bank advances	(4,641)	2,690	(1,951)
Subordinated debt	7	801	808
Total interest expense	9,278	46,609	55,887
Change in net interest income(2)	$98	$(10,481)	$(10,383)
(1)Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million for both the three months ended September 30, 2023 and 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
On a tax-equivalent basis, net interest income increased $4.6 million to $308.6 million for the nine months ended September 30, 2023 as compared to $304.0 million for the nine months ended September 30, 2022. Interest income, on a tax-equivalent basis, was $506.1 million for the nine months ended September 30, 2023, compared to $336.1 million for the nine months ended September 30, 2022, an increase of $170.0 million, which was primarily driven by increases in both interest rates and volume on loans HFI, partially offset by an increase in our cost of deposits. Total interest income represents an increase in yield on interest-earning assets to 5.64% for the nine months ended September 30, 2023 compared with 3.86% for the nine months ended September 30, 2022.
Interest income on loans HFI, on a tax-equivalent basis, increased $147.3 million to $440.9 million for the nine months ended September 30, 2023 from $293.6 million for the nine months ended September 30, 2022 due primarily to increasing interest rates; however, the change was also heavily influenced by an increase in volume of average loans HFI. The average yield on loans HFI increased by 158 basis points period-over-period to 6.31% for the nine months ended September 30, 2023 from 4.73% for the nine months ended September 30, 2022. Our estimated contractual loan interest yield was 6.13% in the nine months ended September 30, 2023 compared with 4.40% in the nine months ended September 30, 2022. Additionally, average loans HFI increased to $9.34 billion for the nine months ended September 30, 2023 compared to $8.30 billion for the nine months ended September 30, 2022. The increase in average loans HFI is due to strong demand in our primary markets and additional funding during the nine months ended September 30, 2023 of commitments made in prior periods.
The components of our loan yield for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023		2022
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI (1)	$428,000	6.13%	$273,199	4.40%
Origination and other loan fee income	11,353	0.16%	18,574	0.30%
Accretion (amortization) on purchased loans	617	0.01%	(1,339)	(0.02)%
Nonaccrual interest collections	950	0.01%	2,059	0.03%
Syndicated loan fee income	—	—%	1,150	0.02%
Total loans HFI yield	$440,920	6.31%	$293,643	4.73%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Origination and other loan fees (including syndication fee income for the nine months ended September 30, 2022) impacted our NIM by 13 basis points and 23 basis points for the nine months ended September 30, 2023 and 2022, respectively.
Interest expense was $197.4 million for the nine months ended September 30, 2023, an increase of $165.4 million as compared to $32.1 million for the nine months ended September 30, 2022. The increase was largely attributed to a rise in interest rates in interest-bearing deposit accounts, and specifically on money market, interest-bearing checking and customer time deposit products. Interest expense on money market deposits increased $81.8 million to $89.5 million for the nine months ended September 30, 2023 compared to $7.7 million for the nine months ended September 30, 2022. Interest expense on interest-bearing checking deposits increased $51.7 million to $63.3 million for the nine months ended September 30, 2023 from $11.6 million for the nine months ended September 30, 2022. Interest expense on customer time deposits increased $26.1 million to $31.8 million for the nine months ended September 30, 2023 from $5.7 million for the nine months ended September 30, 2022. The average rate on money market deposits increased 303 basis points from 0.37% for the nine months ended September 30, 2022 to 3.40% for the nine months ended September 30, 2023. The average rate on interest-bearing checking deposits increased 237 basis points from 0.47% for the nine months ended September 30, 2022 to 2.84% for the nine months ended September 30, 2023. The average rate on customer time deposits increased 230 basis points from 0.67% for the nine months ended September 30, 2022 to 2.97% for the nine months ended September 30, 2023. Total cost of interest-bearing deposits was 2.97% for the nine months ended September 30, 2023 compared to 0.44% for the nine months ended September 30, 2022.
Overall, our NIM, on a tax-equivalent basis, decreased to 3.44% for the nine months ended September 30, 2023 from 3.50% for the nine months ended September 30, 2022, driven by the increase in interest rates and volume of loans HFI, partially offset by an increase in cost of funds previously discussed. Additionally, there was a shift in our balance sheet composition, including a decline in excess liquidity, which we define as interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 2 basis point for the nine months ended September 30, 2023 compared to approximately 13 basis points for the nine months ended September 30, 2022.
Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands on a tax-equivalent basis)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans held for investment (1)(2)	$9,337,932	$440,920	6.31%	$8,302,649	$293,643	4.73%
Mortgage loans held for sale	59,982	2,979	6.64%	269,794	7,542	3.74%
Commercial loans held for sale	11,721	162	1.85%	56,951	2,316	5.44%
Investment securities:
Taxable	1,373,461	19,449	1.89%	1,442,397	18,762	1.74%
Tax-exempt (2)	293,408	7,313	3.33%	308,418	7,474	3.24%
Total investment securities (2)	1,666,869	26,762	2.15%	1,750,815	26,236	2.00%
Federal funds sold and reverse repurchase agreements	114,706	4,280	4.99%	196,282	1,490	1.01%
Interest-bearing deposits with other financial institutions	760,895	28,457	5.00%	1,012,061	4,039	0.53%
FHLB stock	41,912	2,524	8.05%	39,030	824	2.82%
Total interest earning assets (2)	11,994,017	506,084	5.64%	11,627,582	336,090	3.86%
Noninterest Earning Assets:
Cash and due from banks	133,881			98,202
Allowance for credit losses on loans HFI	(137,958)			(124,635)
Other assets (3)(4)	757,606			759,791
Total noninterest earning assets	753,529			733,358
Total assets	$12,747,546			$12,360,940
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,985,265	$63,317	2.84%	$3,262,730	$11,573	0.47%
Money market deposits	3,517,106	89,465	3.40%	2,802,070	7,672	0.37%
Savings deposits	433,811	192	0.06%	504,215	202	0.05%
Customer time deposits	1,432,680	31,788	2.97%	1,119,905	5,653	0.67%
Brokered and internet time deposits	80,902	3,184	5.26%	8,605	86	1.34%
Time deposits	1,513,582	34,972	3.09%	1,128,510	5,739	0.68%
Total interest-bearing deposits	8,449,764	187,946	2.97%	7,697,525	25,186	0.44%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	29,249	492	2.25%	28,954	38	0.18%
Federal Home Loan Bank advances	38,736	1,487	5.13%	110,916	2,155	2.60%
Subordinated debt	126,970	7,498	7.90%	128,387	4,686	4.88%
Other borrowings	1,478	23	2.08%	1,480	22	1.99%
Total other interest-bearing liabilities	196,433	9,500	6.47%	269,737	6,901	3.42%
Total interest-bearing liabilities	8,646,197	197,446	3.05%	7,967,262	32,087	0.54%
Noninterest-bearing liabilities:
Demand deposits	2,475,850			2,874,223
Other liabilities(4)	254,128			151,337
Total noninterest-bearing liabilities	2,729,978			3,025,560
Total liabilities	11,376,175			10,992,822
FB Financial Corporation common shareholders' equity	1,371,278			1,368,025
Noncontrolling interest	93			93
Shareholders' equity	1,371,371			1,368,118
Total liabilities and shareholders' equity	$12,747,546			$12,360,940
Net interest income (tax-equivalent basis)(2)		$308,638			$304,003
Interest rate spread (tax-equivalent basis)(2)			2.59%			3.32%
Net interest margin (tax-equivalent basis) (2)(5)			3.44%			3.50%
Cost of total deposits			2.30%			0.32%
Average interest-earning assets to average interest-bearing liabilities			138.7%			145.9%
(1)Average balances of nonaccrual loans and overdrafts (before deduction of ACL) are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $2.5 million and $2.3 million for nine months ended September 30, 2023 and 2022, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $222.5 million and $107.1 million for the nine months ended September 30, 2023 and 2022, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $21.1 million and $8.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the nine months ended September 30, 2023 and 2022. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$48,884	$98,393	$147,277
Loans held for sale - mortgage	(10,420)	5,857	(4,563)
Loans held for sale - commercial	(625)	(1,529)	(2,154)
Investment securities:
Taxable	(976)	1,663	687
Tax Exempt(2)	(374)	213	(161)
Federal funds sold and reverse repurchase agreements	(3,044)	5,834	2,790
Interest-bearing deposits with other financial institutions	(9,393)	33,811	24,418
FHLB stock	174	1,526	1,700
Total interest income(2)	24,226	145,768	169,994
Interest-bearing liabilities:
Interest-bearing checking deposits	(5,885)	57,629	51,744
Money market deposits	18,188	63,605	81,793
Savings deposits	(31)	21	(10)
Customer time deposits	6,940	19,195	26,135
Brokered and internet time deposits	2,845	253	3,098
Securities sold under agreements to repurchase and federal funds purchased	5	449	454
Federal Home Loan Bank advances	(2,771)	2,103	(668)
Subordinated debt	(84)	2,896	2,812
Other borrowings	—	1	1
Total interest expense	19,207	146,152	165,359
Change in net interest income(2)	$5,019	$(384)	$4,635
(1)Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $2.5 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance for credit losses is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Basis of presentation" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion regarding ACL methodology.
Our allowance for credit losses calculation as of September 30, 2023 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation considered impacts of projected slower GDP growth over the next two years, expected elevated unemployment levels, and potentially more interest rate increases from the Federal Reserve. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due primarily to inflation surrounding the potential impact and hardship on the U.S. economy. The evaluations above include considered projections that the economy may be nearing a recession. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
Three months ended September 30, 2023 compared to three months ended September 30, 2022
We recognized a provision for credit losses on loans HFI of $6.0 million and $8.2 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in our provision for credit losses on loans HFI during the three months ended September 30, 2023 was a result of decreased loan growth and the factors discussed above compared to the strong loan growth used for the three months ended September 30, 2022. The decrease was partially offset by an increase in our provision for credit losses on loans HFI due to a single commercial and industrial relationship moving to nonaccrual status during the three months ended September 30, 2023.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a reversal of provision for credit losses on unfunded commitments of $3.2 million and a provision expense of $3.2 million for the three months ended September 30, 2023 and 2022, respectively. The credit is due to a $59.5 million decrease in our unfunded commitments during the three months ended September 30, 2023, including a $220.8 million decrease in our construction category.
During the three months ended September 30, 2023 and 2022, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended September 30, 2023 or 2022.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
We recognized a provision for credit losses on loans HFI for the nine months ended September 30, 2023 of $13.6 million. This compares to a provision for credit losses on loans HFI of $10.2 million recorded for the nine months ended September 30, 2022. The current period provision on loans HFI resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach driven by a single commercial and industrial relationship moving to nonaccrual status and the deteriorating economic forecasts as discussed in further detail above. For the nine months ended September 30, 2022, the modest increase in the provision for credit losses on loans HFI was driven by an increase in loans HFI outstanding period-over-period.
For the nine months ended September 30, 2023, we recorded a reversal of provision for credit losses on unfunded commitments of $11.4 million compared to provision expense of $9.2 million during the nine months ended September 30, 2022. The decrease in the provision for credit losses on unfunded commitments is primarily due to our intentional decrease in unfunded loan commitments from December 31, 2022, including a $716.8 million decrease in our construction category and $51.3 million decrease in the non-owner occupied commercial real estate category.
During the nine months ended September 30, 2023 and 2022, it was determined that all available-for-sale debt securities that experienced a decline in fair value below amortized were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the nine months ended September 30, 2023 or 2022.

Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Mortgage banking income	$11,998	$12,384	$36,316	$64,474
Service charges on deposit accounts	2,959	3,208	9,197	9,030
Investment services and trust income	3,072	2,227	8,227	6,634
ATM and interchange fees	2,639	2,614	7,664	13,054
Loss from investment securities, net	(14,197)	(140)	(14,156)	(401)
Gain (loss) on sales or write-downs of other real estate owned and other assets	115	429	465	(13)
Other income	1,456	1,870	7,491	4,420
Total noninterest income	$8,042	$22,592	$55,204	$97,198
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Noninterest income amounted to $8.0 million for the three months ended September 30, 2023, a decrease of $14.6 million, or 64.4%, as compared to $22.6 million for the three months ended September 30, 2022. Changes in selected components of noninterest income in the above table are discussed below.
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
Mortgage banking income was $12.0 million and $12.4 million for the three months ended September 30, 2023 and 2022, respectively. The decrease includes a decrease from gains on sale and related fair value changes of $0.3 million to $8.4 million during the three months ended September 30, 2023 compared to $8.6 million for the three months ended September 30, 2022. This was impacted by the reduction in interest rate lock volume of $35.8 million, or 8.76%, during the three months ended September 30, 2023 over the same period in the previous year. In addition to being impacted by the interest rate environment and depressed consumer demand.

The components of mortgage banking income for three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Mortgage banking income:
Gains and fees from origination and sale of mortgage loans held for sale	$8,941	$11,085
Net change in fair value of loans held for sale and derivatives	(582)	(2,460)
Change in fair value on MSRs	(3,724)	(4,345)
Mortgage servicing income	7,363	8,104
Total mortgage banking income	$11,998	$12,384
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$—
Retail	373,068	408,879
Total	$373,068	$408,879
Interest rate lock commitment volume by purpose (%):
Purchase	88.5%	85.8%
Refinance	11.5%	14.2%
Mortgage sales	$325,321	$569,655
Mortgage sale margin	2.75%	1.95%
Closing volume	$328,169	$409,641
Outstanding principal balance of mortgage loans serviced	$10,875,274	$11,233,249
Net loss from investment securities was $14.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The net loss from investment securities during the three months ended September 30, 2023 is primarily the result of management's election to sell $76.6 million of available-for-sale securities to reinvest the proceeds of the sale into higher yielding available-for-sale securities. Refer to the section “Other earnings assets” for additional information on the sale of the available-for sale securities.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Noninterest income amounted to $55.2 million for the nine months ended September 30, 2023, a decrease of $42.0 million, or 43.2%, as compared to $97.2 million for the nine months ended September 30, 2022. Changes in selected components of noninterest income in the above table are discussed below.
Mortgage banking income was $36.3 million and $64.5 million for the nine months ended September 30, 2023 and 2022, respectively, representing a $28.2 million decrease, or 43.7% year-over-year. The total decrease includes a reduction in income from gains on sale and related fair value changes, which decreased to $25.0 million during the nine months ended September 30, 2023 compared to $46.2 million for the nine months ended September 30, 2022. This change was caused by a decrease in interest rate lock volume of $1.27 billion, or 52.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. In addition to being impacted by the interest rate environment, affordability constraints and a decline in consumer demand, this decrease also reflects the impact of the Mortgage restructuring and discontinuance of our direct-to-consumer internet delivery channel during the second quarter of 2022. For the nine months ended September 30, 2022, direct-to-consumer comprised 27.4% our total interest rate lock volume and 37.6% of our sales volume, respectively.
The components of mortgage banking income for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$25,081	$61,581
Net change in fair value of loans held for sale and derivatives	(129)	(15,362)
Change in fair value on MSRs	(11,353)	(5,244)
Mortgage servicing income	22,717	23,499
Total mortgage banking income	$36,316	$64,474
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$663,848
Retail	1,151,061	1,755,008
Total	$1,151,061	$2,418,856
Interest rate lock commitment volume by purpose (%):
Purchase	87.9%	69.7%
Refinance	12.1%	30.3%
Mortgage sales	$987,954	$2,723,825
Mortgage sale margin	2.54%	2.26%
Closing volume	$970,131	$2,129,129
Outstanding principal balance of mortgage loans serviced	$10,875,274	$11,233,249
ATM and interchange fees decreased $5.4 million to $7.7 million during the nine months ended September 30, 2023 as compared to $13.1 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the expiration of our temporary exemption from the Durbin amendment during the second half of 2022. The Durbin amendment limits the amount of interchange transaction fees that banks with asset sizes greater than $10 billion are permitted to charge retailers for debit card processing. Interchange fee income varies with size and volume of transactions, which can fluctuate with seasonality, consumer spending habits and economic conditions. While our volume of interchange transactions increased approximately 7.00% during the nine months ended September 30, 2023 from the previous year, interchange fee income declined by 43.1%, the majority of which related to the application of the fee cap imposed by the Durbin amendment impacting the current period.
Net loss from investment securities was $14.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. The net loss from investment securities during the nine months ended September 30, 2023 is primarily the result of management's election to sell $76.6 million of available-for-sale securities to reinvest the proceeds of the sale into higher yielding available-for-sale securities. Refer to the section “Other earnings assets” for additional information on the sale of the available-for sale securities.

Other income increased $3.1 million to $7.5 million during the nine months ended September 30, 2023 as compared to $4.4 million during the nine months ended September 30, 2022. This increase is primarily related to a $0.9 million gain associated with the change in fair value of the commercial loans held for sale portfolio during the nine months ended September 30, 2023 compared to a $2.6 million loss for the nine months ended September 30, 2022. Additional information on our commercial loans held for sale portfolio is included under the subheading 'Loans held for sale' within this management's discussion and analysis.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Salaries, commissions and employee benefits	$54,491	$51,028	$155,299	$165,652
Occupancy and equipment expense	6,428	6,011	18,618	17,267
Legal and professional fees	1,760	4,448	7,067	10,171
Data processing	2,338	2,334	6,796	7,219
Advertising	2,124	2,050	6,258	8,114
Amortization of core deposit and other intangibles	889	1,108	2,819	3,546
Mortgage restructuring expense	—	—	—	12,458
Other expense	14,967	14,868	47,872	43,689
Total noninterest expense	$82,997	$81,847	$244,729	$268,116
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Noninterest expense increased by $1.2 million during the three months ended September 30, 2023 to $83.0 million as compared to $81.8 million in the three months ended September 30, 2022. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expense representing 65.7% and 62.3% of total noninterest expense for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, salaries and employee benefits expense increased $3.5 million, or 6.79%, to $54.5 million as compared to $51.0 million for the three months ended September 30, 2022. This increase was mainly driven by $4.8 million in early retirement and severance costs incurred during the three months ended September 30, 2023, which includes the acceleration in vesting of certain equity grants. The increase is partially offset by decreases in incentive and commission-based compensation during the three months ended September 30, 2023, which was driven by the decrease in mortgage production volume and decline in profitability during the period.
Legal and professional expense includes expenses related to legal, consulting, external audit and tax advisory services, compliance, and other professional licenses and fees. Legal and professional expense decreased by $2.7 million during the three months ended September 30, 2023 to $1.8 million as compared to $4.4 million during the three months ended September 30, 2022. The decrease in legal and professional expenses was due to decreases in consulting, legal, and other fees as these were temporarily increased during the three months ended September 30, 2022 due to the acceleration of some of our internal projects.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Noninterest expense decreased by $23.4 million during the nine months ended September 30, 2023 to $244.7 million as compared to $268.1 million in the nine months ended September 30, 2022. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expense representing 63.5% and 61.8% of total noninterest expense for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, salaries and employee benefits expense decreased $10.4 million, or 6.25%, to $155.3 million as compared to $165.7 million for the nine months ended September 30, 2022. The decrease was attributable to a $10.0 million decrease in salaries in the Mortgage segment due to the Mortgage restructuring. Additionally, the decrease was attributable to a $10.7 million decrease in incentive and commission-based compensation during the nine months ended September 30, 2023, which was driven by the decrease in mortgage production volume and decline in profitability during the period. The decrease was partially offset by a $6.2 million increase in early retirement and severance costs primarily associated with our efficiency and scalability initiatives.
Legal and professional expense decreased by $3.1 million during the nine months ended September 30, 2023 to $7.1 million as compared to $10.2 million during the nine months ended September 30, 2022. As discussed above, the decrease in legal and professional expenses was due to decreases in consulting, legal, and other fees as these were temporarily increased during the nine months ended September 30, 2022 due to the acceleration of some of our internal projects.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the nine months ended September 30, 2023, advertising expense decreased $1.9 million to $6.3 million compared to $8.1 million during the nine months ended September 30, 2022. This decrease is primarily attributable to realigning our expenses after the Mortgage restructuring to reflect the decrease in production.
Mortgage restructuring expense of $12.5 million was reported during the nine months ended September 30, 2022 related to the exit from our direct-to-consumer internet delivery channel. These expenses primarily include $10.0 million related to salaries, commissions and employee benefits expense, including the acceleration of vesting on restricted stock units. Other components of this expense includes $1.1 million related to software license and maintenance fees, $0.4 million impairment of our operating lease right-of-use assets, and $0.9 million loss on disposal of fixed assets.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $4.2 million during the nine months ended September 30, 2023 to $47.9 million compared to $43.7 million during the nine months ended September 30, 2022. This increase includes a $2.5 million increase in regulatory fees and assessments.
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
Our efficiency ratio was 76.2% and 67.7% for the three and nine months ended September 30, 2023, respectively, and 61.1% and 67.2% for the three and nine months ended September 30, 2022, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 63.1% and 63.3% for the three and nine months ended September 30, 2023, respectively, and 60.7% and 63.3% for the three and nine months ended September 30, 2022, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $4.0 million and $8.9 million for the three months ended September 30, 2023 and 2022, respectively, and $23.5 million and $25.0 million for the nine months ended September 30, 2023 and 2022, respectively. This represents effective tax rates of 17.2% and 21.9% for the three months ended September 30, 2023 and 2022, respectively, and 20.6% and 22.4% for the nine months ended September 30, 2023 and 2022, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, decreased our effective tax rate by 2.00% and increased our effective tax rate by 2.50% for the three months ended September 30, 2023 and 2022 and increased our effective tax rate by 0.40% and 3.19% for the nine months ended September 30, 2023 and 2022, respectively.

Financial condition
The following discussion of our financial condition compares balances as of September 30, 2023 and December 31, 2022.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	September 30,			December 31,
	2023				2022
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$2,977,247	$1,667,857	18%	$2,671,861	$1,645,783	18%
Construction	2,454,525	1,532,306	16%	3,296,503	1,657,488	18%
Residential real estate:
1-to-4 family mortgage	1,554,042	1,553,096	17%	1,573,950	1,573,121	17%
Residential line of credit	1,202,679	517,082	6%	1,151,750	496,660	5%
Multi-family mortgage	523,274	501,323	5%	496,664	479,572	5%
Commercial real estate:
Owner-occupied	1,259,326	1,206,351	13%	1,156,534	1,114,580	12%
Non-owner occupied	2,005,823	1,911,913	21%	2,109,218	1,964,010	21%
Consumer and other	422,183	397,297	4%	393,632	366,998	4%
Total loans	$12,399,099	$9,287,225	100%	$12,850,112	$9,298,212	100%
Our loans HFI portfolio is our most significant earning asset, comprising 74.4% and 72.4% of our total assets at September 30, 2023 and December 31, 2022, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of September 30, 2023 and December 31, 2022, loans held for investment included approximately $285.0 million and $280.5 million, respectively, related to participated loans. We also sell loan participations to unaffiliated third parties as part of our credit risk management and balance sheet management strategy. During the three months ended September 30, 2023 and 2022, we sold $14.5 million and $29.4 million loan participations, respectively. During the nine months ended September 30, 2023 and 2022, we sold $30.8 million and $37.0 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of September 30, 2023 and December 31, 2022, there were no concentrations of loans exceeding 10% of total loans other than our exposure to Tennessee and the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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
When our ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management. The table below shows concentration ratios for the Bank and Company as of September 30, 2023 and December 31, 2022.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
September 30, 2023
Construction	104.3%	102.0%
Commercial real estate	270.4%	264.3%
December 31, 2022
Construction	119.0%	117.2%
Commercial real estate	296.5%	291.9%

Loan categories: The principal categories of our loans held for investment portfolio are discussed below:
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

	September 30, 2023
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial
Real estate rental and leasing	$635,886	$354,656	$190
Finance and insurance	492,828	315,769	—
Construction	427,333	127,707	44
Manufacturing	263,079	176,663	85
Retail trade	160,411	119,001	9,761
Wholesale trade	158,705	90,317	809
Professional, scientific and technical services	138,062	72,385	195
Administrative and support and waste management and remediation services	104,212	52,808	138
Transportation and warehousing	104,049	85,391	187
Health care and social assistance	90,259	56,718	150
Other services (except public administration)	78,840	44,187	—
Educational services	67,267	30,979	—
Information	60,332	36,202	—
Accommodation and food services	43,172	26,933	101
Arts, entertainment and recreation	33,053	29,690	—
Agriculture, forestry, fishing and hunting	28,243	20,316	315
Other	91,516	28,135	133
Total	$2,977,247	$1,667,857	$12,108

Commercial real estate owner-occupied
Real estate rental and leasing	$256,110	$246,900	$461
Other services (except public administration)	181,334	177,306	134
Retail trade	155,497	149,289	—
Health care and social assistance	129,263	120,176	250
Accommodation and food services	107,267	107,096	—
Manufacturing	87,232	83,013	90
Wholesale trade	68,709	65,196	—
Construction	65,829	61,855	6
Arts, entertainment and recreation	35,275	34,023	—
Professional, scientific and technical services	33,525	32,140	199
Agriculture, forestry, fishing and hunting	23,982	22,056	915
Transportation and warehousing	23,642	22,009	—
Educational services	22,113	21,788	—
Finance and insurance	16,864	16,461	—
Management of companies and enterprises	16,645	14,775	—
Information	16,227	14,351	871
Other	19,812	17,917	595
Total	$1,259,326	$1,206,351	$3,521

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

	September 30, 2023
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$479,648	$470,402	$—
Office	384,242	355,443	41
Warehouse/industrial	348,490	321,431	—
Hotel	314,268	310,570	5,361
Land-mobile home park	115,440	109,491	—
Self-storage	104,511	100,317	—
Healthcare facility	65,924	65,783	—
Assisted living and special care facilities	49,428	49,178	—
Restaurants, bars and event venues	48,148	40,020	—
Recreation/sport/entertainment	28,647	28,647	—
Other	67,077	60,631	—
Total	$2,005,823	$1,911,913	$5,402

Construction
Consumer:
Construction	$239,923	$159,398	$530
Land	45,668	43,939	75
Commercial:
Multi-family	535,296	210,689	—
Land	304,755	247,411	600
Retail	91,182	47,266	—
Self-storage	44,931	29,808	—
Hotel	32,669	13,807	—
Healthcare facility	29,315	21,319	—
Assisted living	27,680	27,280	—
Entertainment	19,000	588	—
Convenience stores	16,843	8,487	—
Office	15,381	9,678	—
Car washes	15,324	6,028	—
Other	33,702	14,498	350
Residential Development:
Construction	821,776	545,943	899
Land	130,547	100,455	—
Lots	50,533	45,712	—
Total	$2,454,525	$1,532,306	$2,454

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of September 30, 2023. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	September 30, 2023
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$724,871	$787,952	$154,052	$982	$1,667,857
Commercial real estate:
Owner-occupied	107,126	624,277	448,685	26,263	1,206,351
Non-owner occupied	198,077	903,289	792,734	17,813	1,911,913
Residential real estate:
1-to-4 family mortgage	79,780	422,304	245,298	805,714	1,553,096
Residential line of credit	40,160	97,579	379,022	321	517,082
Multi-family mortgage	60,235	290,384	135,340	15,364	501,323
Construction	892,254	503,006	132,188	4,858	1,532,306
Consumer and other	28,409	72,482	64,614	231,792	397,297
Total ($)	$2,130,912	$3,701,273	$2,351,933	$1,103,107	$9,287,225
Total (%)	22.9%	39.9%	25.3%	11.9%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of September 30, 2023.

	September 30, 2023
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$422,366	$520,620	$942,986
Commercial real estate:
Owner-occupied	805,991	293,234	1,099,225
Non-owner occupied	983,743	730,093	1,713,836
Residential real estate:
1-to-4 family mortgage	1,144,545	328,771	1,473,316
Residential line of credit	3,170	473,752	476,922
Multi-family mortgage	335,549	105,539	441,088
Construction	208,228	431,824	640,052
Consumer and other	348,342	20,546	368,888
Total ($)	$4,251,934	$2,904,379	$7,156,313
Total (%)	59.4%	40.6%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2023. As of September 30, 2023 and December 31, 2022, we had $17.7 million and $17.4 million, respectively, in fixed-rate loans in which we have entered into variable rate swap contracts.

	September 30, 2023
(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of September 30, 2023
One year or less	$617,927	$1,512,985	$2,130,912
One to five years	2,250,768	1,450,505	3,701,273
Five to fifteen years	1,218,905	1,133,028	2,351,933
Over fifteen years	782,261	320,846	1,103,107
Total ($)	$4,869,861	$4,417,364	$9,287,225
Total (%)	52.4%	47.6%	100.0%

Of the loans shown above with floating interest rates as of September 30, 2023, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$99	20	$—	—	$—	—	$—	—	$99	20
26-50 bps	1,126	50	—	—	—	—	—	—	1,126	50
51-75 bps	1,182	75	2,290	75	417	53	136	53	4,025	72
76-100 bps	11,870	100	1,916	100	3,120	100	—	—	16,906	100
101-200 bps	26,028	144	86,098	170	16,434	163	12,223	167	140,783	164
201-300 bps	77,933	266	112,959	261	89,282	250	20,883	263	301,057	259
301-400 bps	172,835	371	145,975	363	179,075	356	31,882	369	529,767	364
401-500 bps	545,473	463	327,997	464	358,931	470	46,952	463	1,279,353	465
501-600 bps	233,108	532	309,271	527	240,367	536	158,133	532	940,879	531
601 bps and above	973	680	19,674	752	18,072	698	28,845	624	67,564	682
Total loans with current rates above floors	$1,070,627	436	$1,006,180	425	$905,698	441	$299,054	479	$3,281,559	438
Loans at interest rate floors providing support:
1-25 bps	$1,732	22	$—	—	$—	—	$—	—	$1,732	22
26-50 bps	—	—	—	—	273	47	—	—	273	47
51-75 bps	37	62	—	—	—	—	—	—	37	62
Total loans at interest rate floors providing support	$1,769	23	$—	—	$273	47	$—	—	$2,042	26
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of September 30, 2023 and December 31, 2022, we had $88.7 million and $87.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.6 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Nonperforming loans HFI increased $8.7 million to $54.5 million as of September 30, 2023 compared to $45.8 million as of December 31, 2022. The increase is primarily attributable to a single commercial and industrial relationship moving to nonaccrual status.
In addition to loans HFI, we also include loans HFS that have stopped accruing interest or become 90 days or more past due. Our nonperforming commercial loans HFS represent a pool of acquired commercial loans. These loans amounted to $9.3 million as of both September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, we had $22.1 million and $26.2 million, respectively, of delinquent GNMA loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of September 30, 2023 and December 31, 2022, other real estate owned included $0.1 million and $2.1 million, respectively, of excess land and facilities held for sale resulting from our prior acquisitions. Other nonperforming assets also included other repossessed non-real estate amounting to $1.3 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	September 30,		December 31,
(dollars in thousands)	2023	2022	2022
Loan Type
Commercial and industrial	$12,108	$1,768	$1,443
Construction	2,454	—	389
Residential real estate:
1-to-4 family mortgage	18,020	19,347	23,115
Residential line of credit	2,490	1,880	1,531
Multi-family mortgage	35	44	42
Commercial real estate:
Owner-occupied	3,521	4,873	5,410
Non-owner occupied	5,402	6,960	5,956
Consumer and other	10,497	7,755	7,960
Total nonperforming loans held for investment	$54,527	$42,627	$45,846
Commercial loans held for sale	9,260	—	9,289
Mortgage loans held for sale(1)	22,074	26,485	26,211
Other real estate owned	1,504	5,919	5,794
Other repossessed assets	1,300	639	351
Total nonperforming assets	$88,665	$75,670	$87,491
Nonperforming loans held for investment as a percentage of total loans HFI	0.59%	0.47%	0.49%
Nonperforming assets as a percentage of total assets	0.71%	0.62%	0.68%
Nonaccrual loans HFI as a percentage of loans HFI	0.46%	0.29%	0.30%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of September 30, 2023 and December 31, 2022. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $40.8 million at September 30, 2023 as compared to $31.3 million at December 31, 2022.
Allowance for credit losses
We calculate our expected credit loss using a lifetime loss rate methodology. We utilize probability-weighted forecasts, which consider multiple macroeconomic variables from Moody's that are applicable to the type of loan. Each of our loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and our prepayment history.
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
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	September 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$17,562	1.05%	$11,106	0.67%
Construction	37,895	2.47%	39,808	2.40%
Residential real estate:
1-to-4 family mortgage	25,695	1.65%	26,141	1.66%
Residential line of credit	9,163	1.77%	7,494	1.51%
Multi-family mortgage	6,848	1.37%	6,490	1.35%
Commercial real estate:
Owner-occupied	10,526	0.87%	7,783	0.70%
Non-owner occupied	22,747	1.19%	21,916	1.12%
Consumer and other	15,698	3.95%	13,454	3.67%
Total allowance for credit losses on loans HFI	$146,134	1.57%	$134,192	1.44%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2023	2022	2023	2022	2022
Allowance for credit losses on loans HFI at beginning of period	$140,664	$126,272	$134,192	$125,559	$125,559
Charge-offs:
Commercial and industrial	(154)	—	(211)	(1,755)	(2,087)
Residential real estate:
1-to-4 family mortgage	(4)	(20)	(36)	(43)	(77)
Commercial real estate:
Owner-occupied	—	—	(144)	—	(15)
Non-owner occupied	—	—	—	—	(268)
Consumer and other	(638)	(441)	(2,064)	(1,630)	(2,254)
Total charge-offs	$(796)	$(461)	$(2,455)	$(3,428)	$(4,701)
Recoveries:
Commercial and industrial	$112	$342	$192	$1,326	$2,005
Construction	—	—	10	11	11
Residential real estate:
1-to-4 family mortgage	16	13	56	39	54
Residential line of credit	1	—	1	17	17
Commercial real estate:
Owner-occupied	13	51	95	76	88
Consumer and other	93	70	440	635	766
Total recoveries	$235	$476	$794	$2,104	$2,941
Net (charge-offs) recoveries	(561)	15	(1,661)	(1,324)	(1,760)
Provision for credit losses on loans HFI	6,031	8,189	13,603	10,241	10,393
Allowance for credit losses on loans HFI at the end of period	$146,134	$134,476	$146,134	$134,476	$134,192
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	—%	(0.02)%	(0.02)%	(0.02)%
Allowance for credit losses on loans HFI as a percentage of loans at end of period	1.57%	1.48%	1.57%	1.48%	1.44%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	340.8%	505.1%	340.8%	505.1%	489.2%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans at end of period	268.0%	315.5%	268.0%	315.5%	292.7%

The following tables details our provision for credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three months ended September 30, 2023
Commercial and industrial	$6,293	$(42)	$1,670,570	(0.01)%
Construction	(2,025)	—	1,576,975	—%
Residential real estate:
1-to-4 family mortgage	(1,724)	12	1,549,929	—%
Residential line of credit	(23)	1	508,509	—%
Multi-family mortgage	20	—	513,579	—%
Commercial real estate:
Owner-occupied	2,046	13	1,180,755	—%
Non-owner occupied	(130)	—	1,891,470	—%
Consumer and other	1,574	(545)	388,743	(0.56)%
Total	$6,031	$(561)	$9,280,530	(0.02)%
Three months ended September 30, 2022
Commercial and industrial	$5	$342	$1,505,262	0.09%
Construction	3,044	—	1,577,025	—%
Residential real estate:
1-to-4 family mortgage	3,975	(7)	1,495,509	—%
Residential line of credit	77	—	443,881	—%
Multi-family mortgage	(629)	—	385,030	—%
Commercial real estate:
Owner-occupied	688	51	1,146,149	0.02%
Non-owner occupied	247	—	1,904,720	—%
Consumer and other	782	(371)	352,518	(0.42)%
Total	$8,189	$15	$8,810,094	—%
Nine Months Ended September 30, 2023
Commercial and industrial	$6,475	$(19)	$1,674,103	—%
Construction	(1,923)	10	1,650,585	—%
Residential real estate:
1-to-4 family mortgage	(466)	20	1,559,052	—%
Residential line of credit	1,668	1	503,558	—%
Multi-family mortgage	358	—	499,082	—%
Commercial real estate:
Owner-occupied	2,792	(49)	1,153,056	(0.01)%
Non-owner occupied	831	—	1,922,824	—%
Consumer and other	3,868	(1,624)	375,672	(0.58)%
Total	$13,603	$(1,661)	$9,337,932	(0.02)%
Nine Months ended September 30, 2022
Commercial and industrial	$(4,784)	$(429)	$1,424,734	(0.04)%
Construction	12,840	11	1,491,710	—%
Residential real estate:
1-to-4 family mortgage	6,266	(4)	1,405,879	—%
Residential line of credit	1,032	17	415,006	0.01%
Multi-family mortgage	(1,102)	—	383,093	—%
Commercial real estate:
Owner-occupied	(4,601)	76	1,049,851	0.01%
Non-owner occupied	(2,985)	—	1,798,010	—%
Consumer and other	3,575	(995)	334,366	(0.40)%
Total	$10,241	$(1,324)	$8,302,649	(0.02)%

	(Reversal of) provision for credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year ended December 31, 2022
Commercial and industrial	$(4,563)	$(82)	$1,466,685	(0.01)%
Construction	11,221	11	1,549,622	—%
Residential real estate:
1-to-4 family mortgage	7,060	(23)	1,438,801	—%
Residential line of credit	1,574	17	431,826	—%
Multi-family mortgage	(486)	—	411,509	—%
Commercial real estate:
Owner-occupied	(4,883)	73	1,060,523	0.01%
Non-owner occupied	(3,584)	(268)	1,839,577	(0.01)%
Consumer and other	4,054	(1,488)	343,107	(0.43)%
Total	$10,393	$(1,760)	$8,541,650	(0.02)%
The allowance for credit losses on loans HFI was $146.1 million and $134.2 million and represented 1.57% and 1.44% of loans held for investment as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023, we experienced net charge-offs of $0.6 million, or 0.02% of average loans HFI, compared to net recoveries of $15 thousand, or 0.00% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we experienced net charge-offs of $1.7 million, or 0.02% of average loans HFI, compared to net charge-offs of $1.3 million, or 0.02% for the nine months ended September 30, 2022. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 10 basis points to 0.59% as of September 30, 2023 compared to December 31, 2022 primarily due to a single commercial and industrial relationship moving to nonaccrual status.
The primary reason for the increase in the allowance for credit losses on loans HFI is due to a worsening economic outlook that was incorporated into our macroeconomic forecast as of September 30, 2023 compared to December 31, 2022. Specifically, we performed evaluations within our established qualitative framework, assessing the impact continued actions taken by the Federal Reserve with regard to monetary policy, interest rates and the potential impact of those actions, potential impact of persistent high inflation on economic growth, failures of several U.S. banks in the first half of 2023, potential negative economic forecasts, and other considerations. In addition, approximately 26% of the dollar increase in allowance for credit losses on loans HFI during the period was due to a single commercial and industrial relationship moving to nonaccrual status. As a ratio of ACL to loans HFI by loan type, our commercial and industrial, HELOC and consumer and other portfolios incurred the largest increases period-over-period. These portfolios are heavily reliant on the strength of the economy; and therefore, they are adversely affected by inflation and high interest rates.
We also maintain an allowance for credit losses on unfunded commitments, which decreased to $11.6 million as of September 30, 2023 from $23.0 million as of December 31, 2022 due to a 12.4% or $440.0 million decrease in unfunded loan commitments during the period. Notably, there was a $716.8 million decrease in unfunded loan commitments in our construction loan category pipeline which resulted in an $11.4 million decrease in required ACL related to unfunded commitments. Our unfunded commitments in our construction loan category decreased as a result of management's concentrated effort over the last few quarters to reduce commitments in specific categories judged to be inherently higher risk considering the current and projected economic conditions. Partially offsetting the decrease in unfunded loan commitments in our construction portfolio was a $283.3 million increase in unfunded loan commitments for commercial and industrial loans compared to December 31, 2022.
Loans held for sale
Commercial loans held for sale
Our loans held for sale includes a previously acquired portfolio of commercial loans. The loans had a fair value of $9.3 million as of September 30, 2023 compared to $30.5 million as of December 31, 2022. The change is primarily attributable to loans within the portfolio being paid off through external refinancing and pay-downs.
This decrease also includes gains recognized on the change in fair value of the portfolio which is included in 'other noninterest income' on the consolidated statement of income of $0.9 million for the nine months ended September 30, 2023 compared to losses of $0.4 million and $2.6 million for the three and nine months ended September 30, 2022, respectively. The loss recognized on the change in fair value of the portfolio for the three months ended September 30, 2023 was not meaningful.

Mortgage loans held for sale
Mortgage loans held for sale consisted of $72.5 million of residential real estate mortgage loans in the process of being sold to third party private investors or government sponsored agencies and $22.1 million of GNMA optional repurchase loans. This compares to $82.8 million of residential real estate mortgage loans in the process of being sold to third parties and $26.2 million of GNMA optional repurchase loans as of December 31, 2022.
Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. Interest rate lock volume for the three months ended September 30, 2023 and 2022 totaled $373.1 million and $408.9 million, respectively, and $1.15 billion and $2.42 billion for the nine months ended September 30, 2023 and 2022, respectively. The decrease in interest rate lock volume during the three and nine months ended September 30, 2023 reflects the slow down experienced across the industry compared with the three and nine months ended September 30, 2022, which benefited from lower interest rates relative to the rising rates experienced during the three and nine months ended September 30, 2023. The decrease noted for the year-over-year nine months ended periods also reflects the exit from our direct-to-consumer internet delivery channel completed during 2022. Interest rate lock volume within our direct-to-consumer internet delivery channel for the nine months ended September 30, 2022 totaled $663.8 million. Interest rate lock commitments in the pipeline were $112.8 million as of September 30, 2023 compared with $118.3 million as of December 31, 2022.
Mortgage loans in the process of being sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within fifteen to twenty-five days after the loan is funded, depending on the economic environment and competition in the market. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Other earning assets
Securities purchased under agreements to resell ("reverse repurchase agreements")
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $47.1 million and $75.4 million at September 30, 2023 and December 31, 2022, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $82.8 million and $135.1 million at September 30, 2023 and December 31, 2022, respectively.
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
The fair value of our available-for-sale debt securities portfolio was $1.35 billion and $1.47 billion as of September 30, 2023 and December 31, 2022, respectively. Included in the fair value of available-for-sale debt securities were net unrealized losses of $265.0 million and $234.4 million as of September 30, 2023 and December 31, 2022, respectively. Current net unrealized losses are due to interest rate increases.
During the three and nine months ended September 30, 2023, we sold $76.6 million of available-for-sale debt securities with a weighted average yield of 1.36%. The sales contributed to a pre-tax loss on securities of $14.2 million. We primarily sold collateralized mortgage obligation and U.S. government agency securities. During the three and nine months ended September 30, 2023, we purchased $92.9 million and $93.8 million of available-for-sale debt securities, respectively. We reinvested the proceeds from the sales primarily into U.S. government agency available-for-sale debt securities with a weighted average yield of 6.43%. During the three and nine months ended September 30, 2023, maturities and calls of securities totaled $33.0 million and $91.4 million, respectively.
During the nine months ended September 30, 2022, we sold $1.2 million of available-for-sale debt securities. There were no available-for-sale debt securities sold during the three months ended September 30, 2022. During the three and nine months ended September 30, 2022, we purchased $0.9 million and $242.6 million of available-for-sale debt securities, respectively. During the three and nine months ended September 30, 2022, maturities and calls of securities totaled $44.4 million and $170.7 million, respectively.
The following table sets forth the fair value, scheduled maturities and weighted average yields for our available-for-sale debt securities portfolio as of the dates indicated below:

	September 30,			December 31,
	2023			2022
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
Treasury securities:
Maturing within one year	$60,900	4.6%	2.51%	$729	—%	2.40%
Maturing in one to five years	45,898	3.4%	1.59%	106,951	7.3%	2.10%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Treasury securities	106,798	8.0%	2.10%	107,680	7.3%	2.10%
Government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	12,656	0.9%	1.96%	27,082	1.8%	1.50%
Maturing in five to ten years	5,992	0.4%	6.40%	12,011	0.8%	1.70%
Maturing after ten years	87,153	6.5%	5.55%	969	0.1%	3.32%
Total government agency securities	105,801	7.8%	5.12%	40,062	2.7%	1.60%
Municipal securities:
Maturing within one year	2,715	0.2%	1.93%	3,496	0.2%	2.18%
Maturing in one to five years	16,300	1.2%	4.76%	17,775	1.2%	2.38%
Maturing in five to ten years	47,227	3.5%	3.82%	39,034	2.7%	3.12%
Maturing after ten years	178,369	13.2%	2.98%	204,115	13.9%	3.18%
Total obligations of state and municipal subdivisions	244,611	18.1%	3.11%	264,420	18.0%	3.10%
Residential and commercial mortgage-backed securities guaranteed by FNMA, GNMA and FHLMC:
Maturing within one year	197	—%	1.72%	—	—%	—%
Maturing in one to five years	3,284	0.2%	2.89%	3,834	0.3%	2.73%
Maturing in five to ten years	32,401	2.4%	2.95%	23,683	1.6%	2.65%
Maturing after ten years	851,869	63.3%	1.88%	1,024,320	69.6%	1.84%
Total residential and commercial mortgage- backed securities guaranteed by FNMA, GNMA and FHLMC	887,751	65.9%	1.92%	1,051,837	71.5%	1.86%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	373	—%	5.00%
Maturing in five to ten years	3,258	0.2%	4.33%	6,814	0.5%	3.87%
Maturing after ten years	—	—%	—%	—	—%	—%
Total Corporate securities	3,258	0.2%	4.33%	7,187	0.5%	3.94%
Total available-for-sale debt securities	$1,348,219	100.0%	2.41%	$1,471,186	100.0%	2.10%
(1)Yields on a tax-equivalent basis.

Equity Securities
We had $2.9 million and $3.0 million in marketable equity securities recorded at fair value that primarily consisted of mutual funds as of September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023 and 2022, the change in the fair value of equity securities resulted in a net loss of $97 thousand and $141 thousand, respectively. During the nine months ended September 30, 2023 and 2022, the change in the fair value of equity securities resulted in net losses of $56 thousand and $405 thousand, respectively.
Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services.
Total deposits were $10.64 billion and $10.86 billion as of September 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits at September 30, 2023 and December 31, 2022 were $2.36 billion and $2.68 billion, respectively, while interest-bearing deposits were $8.28 billion and $8.18 billion at September 30, 2023 and December 31, 2022, respectively.
The decrease in noninterest-bearing deposits of $318.2 million from December 31, 2022 to September 30, 2023 is attributable to migration to interest-yielding products such as money market and savings deposits, which increased by $422.1 million from December 31, 2022. Also included in noninterest-bearing deposits are certain mortgage escrow deposits from our third-party mortgage servicing provider, which amounted to $122.6 million and $75.6 million as of September 30, 2023 and December 31, 2022, respectively.
Interest-bearing checking deposits decreased by $505.3 million from December 31, 2022 due largely to decreases in our deposits from municipal and governmental entities, also known as public funds, which decreased by $454.7 million during the period. The decline in public funds was primarily seasonal.
Additionally, brokered and internet time deposits increased by $173.7 million to $175.5 million as of September 30, 2023 compared to December 31, 2022, which was a result of our balance sheet and liquidity management strategy, which included purchasing brokered time deposits in order to increase the liquidity of our balance sheet and lower our cost of funding.
As a result of the rising interest rate environment and the shift in our deposit composition, we have experienced an increase in our cost of interest-bearing deposits and total cost of deposits. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management's discussion and analysis under the subheading "Results of operations" discussion.
We utilize designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of September 30, 2023 and December 31, 2022 was $6.8 million and $9.8 million, respectively.
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

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	September 30,			December 31,
	2023			2022
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,358,435	22%	—%	$2,676,631	25%	—%
Interest-bearing demand	2,554,641	24%	2.84%	3,059,984	28%	0.70%
Money market	3,722,560	35%	3.40%	3,226,102	30%	0.80%
Savings deposits	396,797	4%	0.06%	471,143	4%	0.05%
Customer time deposits	1,431,119	13%	2.97%	1,420,131	13%	0.99%
Brokered and internet time deposits	175,516	2%	5.26%	1,843	—%	1.36%
Total deposits	$10,639,068	100%	2.30%	$10,855,834	100%	0.54%

Customer Time Deposits(2)
0.00-1.00%	$85,511	6%		$387,739	27%
1.01-2.00%	137,041	10%		341,721	24%
2.01-3.00%	56,476	4%		89,916	6%
3.01-4.00%	389,219	27%		342,576	24%
4.01-5.00%	644,166	45%		224,308	16%
Above 5.00%	118,706	8%		33,871	3%
Total customer time deposits	$1,431,119	100%		$1,420,131	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$99	—%		$99	5%
1.01-2.00%	—	—%		747	41%
2.01-3.00%	497	—%		747	41%
3.01-4.00%	—	—%		250	13%
4.01-5.00%	—	—%		—	—%
Above 5.00%	174,920	100%		—	—%
Total brokered and internet time deposits	$175,516	100%		$1,843	100%
Total time deposits	$1,606,635			$1,421,974
(1) Average rates are presented for the nine months ended September 30, 2023 and the year-ended December 31, 2022, respectively.
(2) Rates are presented as of period-end.
Further details related to our deposit customer base is presented below as of the dates indicated:

	September 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,893,792	46%	$4,985,544	46%
Commercial	4,126,424	39%	3,796,698	35%
Public	1,618,852	15%	2,073,592	19%
Total deposits	$10,639,068	100%	$10,855,834	100%
(1) Segments are determined based on the customer account level.

The below sets forth maturity information on time deposits below and in excess of the FDIC insurance limit as of September 30, 2023:

	September 30, 2023
(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$200,118	3.15%
Over Three to Six	155,022	3.27%
Over Six to Twelve	373,379	3.87%
Over Twelve	424,847	3.83%
Total	$1,153,366	3.65%

Time deposits of greater than $250
Months to maturity:
Three or less	$90,603	3.53%
Over Three to Six	64,347	3.83%
Over Six to Twelve	172,358	4.26%
Over Twelve	125,961	3.92%
Total	$453,269	3.95%
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
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	September 30,	December 31,
	2023	2022
Estimated insured or collateralized deposits(2)	$7,570,639	$7,288,641
Estimated uninsured deposits(1)	$4,836,231	$5,644,534
Estimated uninsured and uncollateralized deposits(2)	$3,068,429	$3,567,193
Estimated uninsured and uncollateralized deposits as a % of total deposits(2)	28.8%	32.9%
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $19.7 million and $21.9 million at September 30, 2023 and December 31, 2022, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e., federal funds purchased) totaled $55.0 million and $65.0 million as of September 30, 2023 and December 31, 2022, respectively.

FHLB short-term borrowings
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of September 30, 2023 and December 31, 2022 had total borrowing capacity of $1.59 billion and $1.27 billion, respectively. As of September 30, 2023 and December 31, 2022, we had qualifying loans pledged as collateral securing these lines amounting to $2.73 billion and $2.67 billion, respectively. Overnight cash advances against this line totaled $175.0 million as of December 31, 2022. There were no such advances outstanding as of September 30, 2023.
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
Further information related to our subordinated debt as of September 30, 2023 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008(2)	$9,280	8.91%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008(3)	21,650	8.81%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(4)	2020	09/01/2030	9/1/2025 (5)	100,000	4.50%	Semi-annual fixed(6)
Unamortized debt issuance costs				(709)
Fair value hedge (See Note 9, "Derivatives" )				(1,661)
Total subordinated debt, net				$128,560
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

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.3 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that have become past due over 90 days and are eligible for repurchase totaling $22.1 million and $26.2 million as of September 30, 2023 and December 31, 2022, respectively. See Note 5, "Leases" and Note 10, "Fair value of financial instruments" within the Notes to our unaudited consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.

Liquidity and capital resources
We are expected to maintain adequate liquidity at the Bank to meet the cash flow requirements of clients who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our Liquidity Policy is intended to cause the Bank to maintain adequate liquidity and, therefore, enhance our ability to raise funds to support asset growth, meet deposit withdrawals and lending needs and otherwise sustain our operations. We accomplish this through management of the maturities of our interest-earning assets and interest-bearing liabilities. We believe that our present position is adequate to meet our current and future liquidity needs.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Available-for-sale debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of September 30, 2023 and December 31, 2022, we had pledged securities related to these items with carrying values of $853.6 million and $1.19 billion, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. As of December 31, 2022, we had outstanding overnight cash advances from the FHLB totaling $175.0 million. As of September 30, 2023, there were no outstanding overnight cash advances from the FHLB. As of September 30, 2023, there was $1.59 billion available to borrow against with a remaining capacity of $1.01 billion. As of December 31, 2022, there was $1.27 billion available to borrow against with a remaining capacity of $830.0 million.
We also maintained unsecured lines of credit with other commercial banks totaling $350.0 million as of both September 30, 2023 and December 31, 2022. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e., federal funds purchased) totaled $55.0 million and $65.0 million as of September 30, 2023 and December 31, 2022, respectively. As of both September 30, 2023 and December 31, 2022, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Current on-balance sheet liquidity:
Cash and cash equivalents	$848,318	$1,027,052
Unpledged available-for-sale debt securities	494,582	280,165
Equity securities, at fair value	2,934	2,990
Total on-balance sheet liquidity	$1,345,834	$1,310,207

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,371,911	$3,595,812
FHLB remaining borrowing capacity	1,005,295	829,959
Federal Reserve discount window	2,398,285	2,470,000
Total available sources of liquidity	$6,775,491	$6,895,771

On-balance sheet liquidity as a percentage of total assets	10.8%	10.2%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	264.7%	230.0%
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the Tennessee Department of Financial Institutions. Based upon this regulation, as of September 30, 2023 and December 31, 2022, $196.9 million and $161.3 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2023, there were $8.5 million and $40.5 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and nine months ended September 30, 2022, there were $7.3 million and $41.8 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to September 30, 2023, the board approved a dividend from the Bank to the holding company to be paid in the third quarter for $8.5 million that also did not require approval from the TDFI.
During the three and nine months ended September 30, 2023, the Company declared shareholder dividends of $0.15 per share, or $7.1 million and $0.45 per share, or $21.3 million, respectively. During the three and nine months ended September 30, 2022, the Company declared shareholder dividends of $0.13 per share, or $6.1 million and $0.39 per share, or $18.5 million, respectively. Subsequent to September 30, 2023, the Company declared a quarterly dividend in the amount of $0.15 per share, payable on November 21, 2023, to stockholders of record as of November 7, 2023.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.37 billion as of September 30, 2023 and $1.33 billion as of December 31, 2022. Book value per common share was $29.31 as of September 30, 2023 and $28.36 as of December 31, 2022. The increase in shareholders’ equity was primarily attributable to an increase in retained net income, net of dividend declarations. The increase in shareholders’ equity as of September 30, 2023 was partially off-set by a decrease in accumulated other comprehensive income of $23.0 million related to unrealized losses on our available-for-sale securities portfolio and by dividends declared of $21.3 million.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of September 30, 2023 and December 31, 2022, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios at within Note 12, "Minimum capital requirements" in the notes to our consolidated financial statements contained herein.

September 30, 2023	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total Risk-Based Capital ratio	14.1%	13.8%	10.0%
Tier 1 Capital ratio	12.1%	11.8%	8.0%
Common Equity Tier 1 ratio (CET1)	11.8%	11.8%	6.5%
Leverage ratio	11.0%	10.8%	5.0%
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
We monitor the impact of changes in interest rates on our net interest income and economic value of equity using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. Economic Value of Equity ("EVE") measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in affect over the life of the current balance sheet. For purposes of calculating EVE, a zero percent floor is assumed on discount factors.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	September 30,	December 31,
(in basis points)	2023	2022
+400	18.1%	20.6%
+300	13.7%	15.1%
+200	9.18%	10.8%
+100	4.67%	5.98%
-100	(4.93)%	(6.32)%
-200	(10.6)%	(13.2)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	September 30,	December 31,
(in basis points)	2023	2022
+400	(8.90)%	(9.90)%
+300	(7.86)%	(7.00)%
+200	(4.52)%	(4.00)%
+100	(1.74)%	(1.66)%
-100	0.20%	0.99%
-200	(1.38)%	1.07%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of September 30, 2023 and December 31, 2022 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our variable rate loan portfolio is indexed to market rates and timing of repricing of loans and deposits varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit beta's as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A—RISK FACTORS
The following risk factor supplements and should be read in conjunction with the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023.
Failure to address the federal debt ceiling in a timely manner, downgrade of the U.S. credit rating, and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may adversely affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
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
The Company did not complete any share repurchases during the three months ended September 30, 2023. The dollar value of shares that may yet be repurchased under the program was $61,249,538 as of September 30, 2023.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6—EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.
EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Charter, as amended for SEC filing purposes only (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-37875) filed on August 4, 2023)

3.2
Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.1
Registration Rights Agreement by and between FB Financial Corporation and James W. Ayers, dated September 15, 2016 (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

10.1	Employment Agreement, dated July 31, 2023, by and among FB Financial Corporation, FirstBank, and Mark E. Hickman*†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
November 3, 2023	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
November 3, 2023	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)