Form 10-K
period 2023-12-31
FB Financial Corp
filed 2024-02-27
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was 987,421,710, based on the closing sale price of $28.05 per share as reported on the New York Stock Exchange.
The number of shares of registrant’s Common Stock outstanding as of February 13, 2024 was 46,858,267.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant's 2024 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Annual Report on Form 10-K for the years ended December 31, 2023, 2022, and 2021 (this "Report"), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FDIC	Federal Deposit Insurance Corporation
AFS	Available-for-sale	Federal Reserve	Board of Governors of the Federal Reserve System
ALCO	Asset Liability Management Committee	FHLB	Federal Home Loan Bank
AMLA	Anti-Money Laundering Act of 2020	FRA	Federal Reserve Act,
AOCI	Accumulated other comprehensive income	GAAP	U.S. generally accepted accounting principles
ASC	Accounting Standard Codification	GDP	Gross domestic product
ASU	Accounting Standard Update	GLBA	Gramm-Leach-Bliley Act
Bank	FirstBank, subsidiary bank	GNMA	Government National Mortgage Association
Board of Directors	FB Financial Corporation's board of directors	GSE	Government-Sponsored Enterprise
BSA	Bank Secrecy Act	HELOC	Home equity line of credit
BTFP	Bank Term Funding Program	HFI	Held for investment
CARES	Coronavirus Aid, Relief, and Economic Security Act	HFS	Held for sale
CD	Certificate of Deposit	IRLC	Interest rate lock commitment
CECL	Current expected credit losses	LIBOR	London Interbank Offered Rate
CET1	Common Equity Tier 1	MBS	Mortgage‑backed securities
CFPB	Consumer Financial Protection Bureau	MSA	Metropolitan statistical areas
CIBCA	Change in Bank Control Act	MSR	Mortgage servicing rights
CISO	Chief Information Security Officer	NIM	Net interest margin
Company	FB Financial Corporation	NIST	National Institute of Standards and Technology
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NYSE	New York Stock Exchange
COVID-19	Coronavirus pandemic	OFAC	Office of Foreign Assets Control
CPR	Conditional prepayment rate	OREO	Other real estate owned
CRA	Community Reinvestment Act	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PSU	Performance-based restricted stock units
DEI	Diversity, Equity, and Inclusion	Report	Form 10-K for the year ended December 31, 2023
DIF	Deposit Insurance Fund	ROAA	Return on average assets
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	ROAE	Return on average common equity
DOJ	Department of Justice	RSU	Restricted stock units
EPS	Earnings per share	SDN List	Specially Designated Nationals and Blocked Persons
ERG	Employee Resource Groups	SEC	U.S. Securities and Exchange Commission
ESPP	Employee Stock Purchase Plan	SOFR	Secured overnight financing rate
EVE	Economic value of equity	TDFI	Tennessee Department of Financial Institutions
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIA	Federal Deposit Insurance Act	U.S.	United States of America

Cautionary note regarding forward-looking statements
This Annual Report contains certain forward-looking statements that are not historical in nature and may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including but not limited to expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “forecasts” “likely,” “future,” “strategy” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual outcomes and results may prove to be materially different from the outcomes and results expressed or implied by the forward-looking statements.
A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes in government interest rate policies and its impact on the Company’s business, net interest margin, and mortgage operations, (3) any continuation of the recent turmoil in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response, (4) increased competition for deposits, (5) the Company’s ability to effectively manage problem credits, (6) any deterioration in commercial real estate market fundamentals, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (11) the Company's dependence on information technology systems of third-party service providers and the risk of systems failures, interruptions, or breaches of security, and (12) the impact of natural disasters, pandemics, and/or acts of war or terrorism, (13) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and (14) general competitive, economic, political, and market conditions.
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

PART I
ITEM - 1. Business
In this Annual Report, the terms “we,” “our,” “ours,” “us,” “FB Financial,” and “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned subsidiaries, including our state-chartered consolidated banking subsidiary, “FirstBank” or “the Bank,” unless the context indicates that we refer only to the parent company, FB Financial Corporation.
Overview
FB Financial Corporation is a bank holding company designated as a financial holding company. We are headquartered in Nashville, Tennessee. Our wholly-owned bank subsidiary is FirstBank which provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, Kentucky, Alabama and North Georgia. As of December 31, 2023, our footprint included 81 full-service bank branches and several other limited service banking, ATM and mortgage loan production locations serving the Tennessee metropolitan markets of Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Florence and Huntsville, Alabama and Bowling Green, Kentucky. The Bank also operates in 17 community markets. Further, the Company also provides mortgage banking services utilizing its bank branch network and mortgage banking offices located throughout the southeastern United States. As of December 31, 2023, we had total assets of $12.60 billion, loans held for investment of $9.41 billion, total deposits of $10.55 billion, and total common shareholders’ equity of $1.45 billion.
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
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when an experienced banker and entrepreneur partnered to acquire Farmers State Bank with a focus on growing the Bank. In 1988, Farmers State Bank purchased the assets of First National Bank of Lexington, Tennessee and changed the name to FirstBank, forming the foundation of our current franchise. In 1990, James W. Ayers became FirstBank's sole shareholder and remained the sole shareholder until our initial public offering in September 2016. The Bank grew from a community bank with only $14 million in assets in 1984 to total assets of $12.60 billion at December 31, 2023.
From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, those markets did not become a significant strategic focus until we implemented our current strategy in the Nashville metropolitan statistical area in 2012. The successful implementation of this strategy, along with strategic acquisitions, resulted in growing Nashville into our largest market with 44.7% of our total deposits as of June 30, 2023. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama, which was converted to a full service branch in 2019. During 2020, we expanded into the Bowling Green, Kentucky MSA with our acquisition of FNB Financial Corp. in addition to increasing our Nashville MSA market share through our acquisition of Franklin Financial Network, Inc. During 2021, we expanded our banking division into Central Alabama with hiring of additional experienced senior bankers in Birmingham. As a result of this evolution and focus on continuous organic growth, we operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
Our markets
Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of Alabama, North Georgia and Kentucky.

Top Metropolitan Markets(2)						Top Community Markets(2)
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	6	23	4,857	5.2%	44.7%	Lexington	1	5	386	50.8%	3.6%
Chattanooga	6	7	896	6.1%	8.2%	Dalton	6	2	273	8.4%	2.5%
Knoxville	9	5	800	3.3%	7.4%	Tullahoma	2	3	243	16.5%	2.2%
Jackson	3	6	569	13.5%	5.2%	Morristown	5	2	231	10.4%	2.1%
Bowling Green	6	5	288	6.3%	2.6%	Cookeville	10	1	199	4.6%	1.8%
Birmingham	23	1	273	0.6%	2.5%	Crossville	4	1	185	11.3%	1.7%
Memphis	29	4	258	0.6%	2.4%	Decatur	1	1	174	41.7%	1.6%
Florence	10	1	95	2.6%	0.9%	Paris	3	2	172	14.7%	1.6%
Huntsville	21	2	79	0.7%	0.7%	Huntingdon	2	5	167	24.4%	1.5%

(1)Source: SNL Financial. Market data is as of June 30, 2023 and is presented on a pro forma basis for announced acquisitions since June 30, 2023.
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

Community markets.    Our community markets tend to be more stable throughout various economic cycles, with primarily retail and small business customer opportunities and more limited competition. We believe this leads to an attractive profitability profile and more granular loan and deposit portfolios. Our community markets are standalone markets and not suburbs of larger markets. We primarily compete in these markets with community banks that generally have less than $1 billion in total assets. Our strategy is to compete against these smaller community banks by providing a broader and more sophisticated set of products and capabilities while still maintaining our local service model. We believe these markets are being deemphasized by national and regional banks which provides us with opportunities to hire talented bankers and maintain or grow market share in these community markets.
Our core client profile across our footprint includes retail and wealth consumers, small businesses, and corporate clients and owners. We target business clients with substantial operating history. Our typical business client would keep business deposit accounts with us, and we would look to provide banking services to the owners and employees of the business as well. We also have an active consumer lending business that includes deposit products, mortgages, home equity lines and small consumer finance loans. We continuously strive to build deeper relationships by actively advising clients and offering products that meet their banking needs.
The following tables show our deposit market share ranking among banks in Tennessee as of June 30, 2023 (the most recent date that such information is publicly available). Of the 10 largest banks in the state based on total deposits, 6 are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon Corporation (TN)	Memphis, TN	136	30.8	13.9
2	Pinnacle Financial Partners (TN)	Nashville, TN	54	26.9	12.1
3	Regions Financial Corporation (AL)	Birmingham, AL	198	23.0	10.4
4	Truist Financial Corporation (NC)	Charlotte, NC	100	17.7	8.0
5	Bank of America Corporation (NC)	Charlotte, NC	56	17.7	8.0
6	FB Financial Corporation (TN)	Nashville, TN	72	9.5	4.3
7	U.S. Bancorp (MN)	Minneapolis, MN	65	5.1	2.3
8	Wilson Bank Holding Company (TN)	Lebanon, TN	30	4.2	1.9
9	Simmons First National Corporation (AR)	Pine Bluff, AR	47	3.6	1.7
10	Fifth Third Bancorp (OH)	Cincinnati, OH	41	3.2	1.5
Source: S&P Global Market Intelligence and Company reports as of June 30, 2023 adjusted for pending and completed acquisitions as of June 30, 2023.
Our business strategy
Our overall business strategy is comprised of the following core priorities.
Enhance market penetration in our markets.    In recent years, we have successfully grown our franchise across our footprint by executing our community bank growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch presence; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and range of products provides us with a competitive advantage over the smaller community banks in our markets we operate. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market with approximately 44.7% of our deposits and 5.2% market share, based on pro forma deposits as of June 30, 2023. We intend to continue to efficiently increase our market penetration through organic growth and strategic acquisitions.
Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets and we have implemented these strategies in additional markets across our footprint. In Knoxville and Chattanooga, we have achieved top 10 deposit market shares through our acquisitions of Northwest Georgia Bank, the Clayton Banks, and the branches from Atlantic Capital Bank and continued organic growth in those markets. In the Memphis, Huntsville and Birmingham MSAs, our banking model has attracted strong leadership teams and we have experienced significant growth in both deposits and loans.
Pursue opportunistic and strategic acquisitions.    We have completed 13 acquisitions in the past 25 years. We pursue acquisitions that enhance market penetration, possess strong core deposits, are accretive to earnings per share while minimizing tangible book value dilution, and meet our internal return targets. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition throughout our footprint as well as in attractive contiguous markets in the coming years due to industry trends, such as compliance and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 112 commercial banks with total assets of less than $5 billion, and in the selected neighboring states of Alabama, Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 447 commercial banks with under $5 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.
Improve efficiency by leveraging technology and scaling operations.   We have invested significantly in our personnel, infrastructure and technology in recent years, which we believe has created a scalable platform that will support future growth across all of our markets. Our bankers and branches, especially in the metropolitan markets, continue to scale in size, and we believe there is capacity to grow our business without adding significantly to our branch network. Additionally, we have established a number of key partnerships with customers utilizing our banking-as-a-service capabilities, allowing us to provide banking services to an expanding customer base who expects enhanced technological options. We plan to continue to invest, as needed, in our technology and business infrastructure to support our future growth and increase operating efficiencies.
Develop niche banking and noninterest income opportunities.    While our primary focus is on capturing opportunities in our core banking business, we have successfully seized opportunities to grow our noninterest income. Our mortgage platform is focused through a traditional retail delivery channel. Additionally, we have successfully expanded our fee-based business to include more robust treasury management, trust and investment services and capital markets revenue streams. We intend to continue emphasizing these business lines which we believe serve as customer acquisition channels and provide us with a range of cross-selling opportunities, while making our business stronger and more profitable.
Risk management
General
Our operating model demands a strong risk management culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, information security/cyber risk, third-party risk, operational risk, strategic risk and reputational risk. Our risk management culture is supported by investments in the right people and technologies to protect our business. Our Board of Directors, through its Risk Committee, is ultimately responsible for overseeing risk management of the Company. We have a Chief Risk Officer who oversees risk management across our business. Our Board, Chief Executive Officer and Chief Risk Officer are supported by the heads of other functional areas at the Bank, including credit, legal, IT, audit, compliance, capital markets, loan review, information security and physical security. Our comprehensive risk management framework is designed to complement our core strategy of empowering our experienced, local bankers with local-decision making to better serve our clients.
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
Loan approval process
The loan approval process at the Bank is characterized by local authority supported by a control environment that provides for prompt and thorough underwriting of loans. Our localized decision making is reinforced through a centralized review process supported by technology that monitors credits to ensure compliance with our credit policies. Our loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to our individual bankers, market presidents, regional presidents, senior and regional credit officers, senior management and Credit Risk Committee of the Board of Directors. The Corporate Credit Risk Committee, along with senior management, establishes the maximum lending limits at each level and our senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. We believe that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for our market presidents, regional presidents, senior and regional credit officers, senior management and Credit Risk Committee of the Board of Directors allows us to provide prompt and appropriate responses to our clients while still allowing for the appropriate level of oversight.
As a relationship-oriented lender, rather than transaction-oriented lender, a majority of our loans HFI are made to borrowers or relationships located or operating in our market area. This provides us with a better understanding of their business, creditworthiness and the economic conditions in their market and industry. Furthermore, our associates are held accountable for their decisions, which effectively aligns their incentives to reflect appropriate management of risk.
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
Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our regulatory capital. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of bank funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of potential loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2023, the Bank’s legal lending limits were approximately $205.6 million (15%) and $342.7 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. For example, we have lending limits related to maximum borrower, industry and certain types of commercial real estate exposures.

Enterprise risk management
We maintain an enterprise risk management program that helps us to identify, manage, monitor and control potential risks that may affect us, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, information security/cyber risk, third-party risk, strategic risk and reputational risk. Our operating model demands a strong risk culture built to address the multiple areas of risk we face, and our risk management strategy is supported by significant investments in the right people and technologies to protect the organization.
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
We assign a credit risk rating at the time a commercial loan is made and adjust it as conditions warrant. Portfolio monitoring systems allow management to proactively assess risk and make decisions that will minimize the impact of negative developments. Successful credit management is achieved by lenders consistently meeting with clients and regularly reviewing their financial conditions. This enables both the recognition of future opportunities and potential weaknesses early.
The Board of Directors supports a strong loan review program and is committed to its effectiveness as part of the independent process of assessing our lending activities. We have communicated to our credit and lending staff that the identification of emerging problem loans begins with the lending personnel knowing their clients and supported by credit personnel, actively monitoring their client relationships. The loan review process is meant to augment this active management of client relationships and to provide an independent and broad-based look into our lending activities. We believe that our strong client relationships support our ability to identify potential deterioration of our credits at an early stage enabling us to address these issues early on to minimize potential losses.
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
Liquidity and interest rate risk management
Our liquidity planning framework is focused on robust forecasting and risk management to ensure predictable funding needs and availability. We strive to maintain the lowest cost of funding available while maintaining stable sources of liquidity. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding sources, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2023.
Funding structure as of December 31, 2023

Bank Term Fund Program 1.0%
Sub debt 1.0%
Customer repurchase agreements and federal funds purchased 0.9%
Equity capital (no AOCI included) 12.7%
Brokered & internet CD 1.3%
Customer deposits 83.1%

In addition, we monitor our liquidity risk by adopting policies to define potential liquidity problems, reviewing and maintaining an updated contingency funding plan, testing our sources of funds availability at least annually and providing a prudent capital structure consistent with our credit standing and plans for strategic growth.
Our interest rate risk management system is overseen by the Risk Committee of our Board of Directors, who has the authority to approve acceptable rate risk levels. Our Board of Directors has established the Asset Liability Management Committee at the management level to ensure appropriate risk measurement by requiring:
•quarterly testing of interest rate risk exposure;
•proactive liquidity and interest rate risk identification and measurement; and
•quarterly risk presentations by senior management

Cybersecurity

For information on the Company's information security and related risks, refer to “Item 1C. Cybersecurity” and “Item A. Risk factors: Technology and operational risks.”

Competition
We conduct our core banking operations primarily in Tennessee, Alabama, North Georgia and Kentucky and compete in the commercial banking industry solely through our wholly-owned banking subsidiary, FirstBank. The banking industry is highly competitive, and we experience competition in our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, online mortgage lenders, online deposit banks, digital banking platforms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit loans and deposits, in our market areas. Increased competition in our markets may result in the Bank experiencing reduced loans and deposits, as well as reduced net interest margin and profitability. Furthermore, our markets have grown increasingly competitive in recent years with a number of banks entering our markets, with a primary focus on the metropolitan markets. We believe this trend will continue as banks look to gain a foothold in these growing markets. This trend will result in greater competition primarily in our metropolitan markets. However, we firmly believe that our market position and client-focused operating model enhance our ability to attract and retain clients.
See “Our markets” in this section above for a further discussion of the markets we compete in and the competitive landscape in these markets.
Human capital
At the Company, we value our associates, because our associates are FirstBank. They do the work; they serve our communities, and they build relationships with our customers. As of December 31, 2023, the Company employed 1,591 full-time equivalent associates with an average tenure of 6 years of service.
Culture
We pride ourselves on our culture which cultivates the talents of our associates by helping them give more and get more out of their jobs than they thought possible. Our vision is to:
•Deliver trusted solutions to our customers;
•Provide a great place to work for our associates;
•Invest in our communities; and
•Provide superior long-term returns for our shareholders.
We also take pride in our values, which we aspire to live by every day:
•One Team, One Bank
•Do The Right Thing
•Commitment to Excellence
•Exist For the Customer
•Treat People With Respect
•Enjoy Life

Once again, in 2023 FirstBank has been named one of Middle Tennessee’s Top Workplaces by The Tennessean for the ninth year in a row. FirstBank meets high standards for a healthy workplace culture as ranked by its own employees. We have also been named as one of the Best Banks to Work For in America by American Banker Magazine, for each of the last four years.
Diversity, Equity and Inclusion
Providing a great place to work includes our commitment to diversity, equity, and inclusion. In 2020, we chartered an internal Diversity Council to begin work in 2021. The 12-member Council focuses on educating our associates on inclusion, encouraging them to see differences as opportunities to diversify our workforce, and increasing involvement in our diverse communities. In 2022, the Council was instrumental in providing Unconscious Bias Training to our leadership and adding additional DEI training to the all-associate curriculum.
The Diversity Counsel oversees our Associate Communities, also known as Employee Resource Groups or ERGs. Our Associate Communities were created to offer a sense of community and belonging to associates with a common affiliation along with allies (other associates who support, uplift, and stand up for underrepresented groups). These Associate Communities further enhance communication across business lines, geographies, and varying associate roles, to bolster DEI efforts and provide opportunities for professional development, networking, and community involvement. All Associate Communities priorities align with the Company’s values and are open to every associate.

In 2023, we established two Associate Communities, developing the leadership, structure, and goals for each of the groups
a.Black Professionals. This community group advocates for representation, social awareness and supporting opportunity for Black and African American associates.
b.Women Professionals. This community group focuses on the development and mentorship of women at FirstBank and in the community.
We continue to remain committed to hiring qualified diverse associates. In 2023, we increased the percentage of new hires from diverse groups over 25% from 2022.
Recruitment, talent development and retention
FirstBank has a highly regarded culture and has consistently won awards for being a great place to work.
We continued our Management-to-Leadership development sessions designed to provide knowledge and support for new and emerging managers to transition to a supervisory leadership role and graduated 56 associates through the program. This program gives FirstBank associates the opportunity to gain experience, develop skills and explore career opportunities that are interesting to them right within our own organization.
During 2023, we redesigned and launched a new FirstBank external and internal career page which is hosted through our Applicant Tracking System. This allows us the option to highlight company culture, benefits, DEI initiatives and other company highlights to improve our ability to promote the company and attract talent. Utilizing the internal site resulted in 32% of jobs filled through internal mobility including 419 promotions.
With associates joining us from outside the organization, FirstBank has a 93% retention rate of first year hires.
Compensation and benefits
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
Through our FirstBank Give More Program, we provide full-time associates 16 hours paid leave to volunteer in activities supporting community organizations. Our associates volunteered over 7,700 hours during 2023.
Through our partnership with our new medical carrier, we were able to keep medical premiums flat for the majority of our associates in a highly inflationary environment. The Company contributes on average over 71% of the total medical premium cost. Additionally, the Company continues to provide vision insurance at no cost for all associates.
As part of our commitment to associate well-being, we implemented our first ever wellness program and many of our associates earned an incentive for completing their health risk assessment and biometric screening.
Information technology systems
During the year ended December 31, 2023, the Company continued its expansion of process automation efforts and data management capabilities, focusing on enhancing utilization of data and automating manual processes. Additionally, the Company completed the modernization of the technical infrastructure to improve bandwidth and performance reliability of its computer communications network which allows our platform to handle the anticipated growth and expansion of our footprint. Other improvements throughout 2023 included enhancing capabilities around management reporting, credit risk data, asset liability management and lending systems, resulting in improved data governance and availability of data.
During 2023, the Company initiated a comprehensive data management program to enhance the utilization of data by improving confidence, availability and usability of data. The program aligns with the Company's strategic plan with a focus on financial, regulatory, credit and customer data. This program positions the bank to leverage bank data for more advanced data use cases.
Lastly, the Company continued the integration of embedded banking technology into the Company’s core infrastructure allowing several key innovation partners to onboard during 2023. The ongoing embedded banking technology development will allow the Company to continue to serve the needs of its evolving customers.
During 2024, we plan to focus on leveraging existing technical capabilities and investments while supporting the initiatives from the FirstBank Way, our forward-looking strategic improvement plan. The FirstBank Way initiatives will enable us to continually define our business model to be scalable, yet community banking focused as we continue to grow.

Supervision and regulation
The U.S. financial services and banking industries are highly regulated. The bank regulatory framework, involving the supervision, regulation, and examination of the Bank by bank regulatory agencies, is intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our capital stock.
The following is a general summary of the material aspects of certain statutes and regulations applicable to the Company and the Bank. Federal and state banking laws and regulations affect virtually all of our operations. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and financial results.
Regulation of the Company and the Bank
The Company is subject to regulation and supervision by multiple regulatory bodies. As a bank holding company, we are subject to ongoing regulation, supervision, and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by the bank holding company. FB Financial has elected to be treated as a financial holding company, which allows us to engage in a broader range of activities than would otherwise be permissible for a bank holding company, including activities such as securities underwriting, insurance underwriting, and merchant banking. In addition, as discussed in more detail below, the Bank and any of our other subsidiaries that offer consumer financial products and services are subject to regulation and supervision by the CFPB. The Dodd-Frank Act also permits states to adopt consumer protection laws and regulations that may be more strict than those of the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
The Bank is a Tennessee state-chartered bank that is not a member of the Federal Reserve System, and is subject to ongoing regulation, supervision, and examination by the FDIC and the Bank's state banking regulator, the Tennessee Department of Financial Institutions. The TDFI and FDIC supervise and regulate all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency, which regularly examines the Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank. Various Federal and State consumer laws and regulations apply to the Bank, including state consumer laws and regulations that also affect the operations of the Bank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. The Bank and certain of its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.
The Company is also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. The Company’s common stock is listed on the New York Stock Exchange under the trading symbol “FBK” and, therefore, is subject to the rules of the NYSE for listed companies.
Bank holding company obligations to bank subsidiaries
As a bank holding company, the Company is required to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. As a result, we could be required to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank's depositors and perhaps to other creditors of the bank. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

Acquisitions
The Company is required by the BHCA to obtain the prior approval of the Federal Reserve to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company, savings and loan holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company, savings and loan holding company or savings association, or to merge or consolidate with any bank holding company. If the Company is “well capitalized” and “well managed,” as defined under the BHCA and implementing regulations, we may purchase a bank located outside of Tennessee. However, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for at least three years.
Change of control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, an individual, company, or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any FDIC-insured bank, such as the Bank. Acquisition of 25% or more of any class of voting securities constitutes control, and it is generally presumed for purposes of the CIBCA that the acquisition of 10% or more of any class of voting securities would constitute the acquisition of control. Also, under the CIBCA, the shareholdings of individuals and companies that are deemed to be “acting in concert”, whether or not pursuant to an express agreement, would be aggregated for purposes of determining whether such holders “control” a bank or bank holding company. Once notified, the Federal Reserve may approve or disapprove the acquisition. These and other laws make it more difficult to acquire the Company or the Bank than it might be to acquire control of another type of corporation.
Capital requirements
The Company and the Bank are required under federal law to maintain specified minimum levels of capital based on ratios of capital to total assets and to risk-weighted assets. The following minimum capital requirements are applicable to the Company and the Bank:
•a common equity Tier 1 risk-based capital ratio of 4.5%;
•a Tier 1 risk-based capital ratio of 6%;
•a total risk-based capital ratio of 8%;
•a leverage ratio of 4%; and
•a supplementary leverage ratio of 3%, resulting in a leverage ratio requirement of 7%
Banking regulators may determine, based on factors such as size, complexity, or level of risk that a covered banking organization must maintain capital levels above the minimum requirements.
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
The U.S. Basel III Capital Rules also make important changes to the “prompt corrective action” framework. Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized insured depository institution is one (i) having a total risk-based capital ratio of 10% or greater, (ii) having a Tier 1 risk-based capital ratio of 8% or greater, (iii) having a CET1 capital ratio of 6.5% or greater, (iv) having a leverage capital ratio of 5% or greater and (v) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications.

As of December 31, 2023, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.
Restrictions on dividends
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
Additionally, Tennessee law places restrictions on the declaration of dividends by state-chartered banks to their shareholders, including, but not limited to, that the board of directors of a Tennessee-chartered bank may only make a dividend from the surplus profits arising from the business of the bank, and may not declare dividends in any calendar year that exceeds the total of its retained net income of that year combined with its retained net income of the preceding two (2) years without the prior approval of the TDFI commissioner. Furthermore, the FDIC and the TDFI also have authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.
Transactions with affiliates and insiders
The Bank is subject to regulations of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank, and, in our case, includes, among others, the Company as well as our former Chairman, James W. Ayers and the companies he controls. Accordingly, transactions between the Bank and the Company or Mr. Ayers or any of his affiliates, will be subject to a number of restrictions, including restrictions relating to extensions of credit, contracts, leases and purchases or sale of assets. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by specified collateral of designated amounts. Furthermore, such secured loans by the Bank to the Company or other affiliates are limited, individually, to 10% of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to 20% of the Bank’s capital and surplus.
All such transactions must be on terms that are no less favorable to the Bank than those that would be available from nonaffiliated third-parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.
Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which the Bank refers to as “10% Shareholders,” as well as other similar groups as defined by the FRA and corresponding regulations, which are commonly referred to as Regulation O, are subject to regulatory requirements. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Regulation O prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Regulations also identify limited circumstances in which the Bank is permitted to extend credit to executive officers.
FDIC Insurance
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
The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005. Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like the Bank, is based on the level of perceived risk incurred in its activities. The Bank's deposit accounts are currently insured by the DIF, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays deposit insurance assessments to the FDIC to be insured by the DIF. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution's most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank's deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters, the assessment rate increases compared to institutions at lower average asset levels. In addition, for large institutions, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank's capital level and supervisory ratings and certain financial measures to assess an institution's ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
In October 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2%.
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of the March 2023 bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022, excluding the first $5.0 billion, and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $1.8 million related to this assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
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
We are also subject to other rules regarding our compensation practices, including the “say-on-pay” and say-on-golden-parachute” requirements of the Dodd-Frank Act and the requirement to have an independent compensation committee, and the requirement to adopt policies mandating the clawback of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement. The Company’s current clawback policy is included in “Part IV- Item 15. Exhibits and Financial Statement Schedules- Exhibit 97” of this Report.
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
In October 2023, the federal banking regulators issued a joint rule that will substantially revise how an insured depository institution's CRA performance is evaluated. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity.
Anti-money laundering and economic sanctions
Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. The Bank has established policies and procedures to ensure compliance with federal anti-money laundering laws and regulations.
Privacy and data security
The Bank is subject to regulations implementing the privacy protection provisions of GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third-parties.
The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third- parties in the provision of financial services.
The federal bank regulatory agencies place reporting requirements on banks and banking service providers that experience cybersecurity incidents. Under this rule, banks must report these incidents within 36 hours to their primary federal regulator. In addition, banks are required to inform customers of any computer security incidents lasting more than four hours.

Consumer laws and regulations
We are subject to a broad array of federal and state laws designed to protect consumers in connection with our lending activities, including the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, and, in some cases, their respective state law counterparts. The CFPB has broad regulatory, supervisory and enforcement authority over our offering and provision of consumer financial products and services under these laws.
We have established numerous controls and procedures designed to ensure that we fully comply with lending and other consumer protection laws, both federal and state, as they are currently interpreted (which interpretations are subject to change by the CFPB). In addition, our employees undergo at least annual training to ensure that they remain aware of consumer protection laws and the activities mandated, or prohibited, thereunder.
Mortgage regulation
In addition to the consumer laws and regulations above, the Dodd-Frank Act also imposes specific duties on mortgage lenders, including a duty to determine the borrower's ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.
Interchange fees
The Dodd-Frank Act also included provisions (known as the “Durbin Amendment”), which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.
Regulatory enforcement authority
Federal and state banking laws grant substantial enforcement powers to federal and state regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue consent or removal orders and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees and agents. In general, these enforcement actions may be initiated for violations of laws, regulations and orders of regulatory authorities, or unsafe or unsound practices. Other actions or inactions, including filing false, misleading or untimely reports with regulatory authorities, may provide the basis for enforcement action. When issued by a banking regulator, consent and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency.
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
Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or our markets, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease.
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
The application of the purchase method of accounting in our acquisitions (and any future acquisitions) also will affect our allowance for credit losses. We are required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition. We initially measure the amortized cost of a purchase credit deteriorated loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price (i.e. the “gross up” approach). If we have underestimated credit losses at recognition, we will incur additional expense in our provision for credit losses to maintain an appropriate level of allowance for credit losses on those loans.
In addition, bank regulators periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2023, approximately 77% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.
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
Our exposure to commercial real estate (both owner-occupied and non-owner occupied), commercial and industrial, and construction loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2023, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 34%; commercial and industrial - 18%; and construction - 15%.
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
MARKET AND INTEREST RATE RISK
Difficult or volatile market conditions in the national financial markets, the U.S. economy generally, or our markets in particular may adversely affect our lending activity or other businesses, as well as our financial condition.
Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally and specifically in our markets, the principal market in which we conduct business. A deterioration in economic conditions in our primary market areas could result in increased loan delinquencies, foreclosures, and write-downs of asset values, lower demand for our products and services, reduced low cost or noninterest-bearing deposits, and intangible asset impairment. Additionally, difficult market conditions may lead to a deterioration in the value of the collateral for loans made by us, especially real estate, which could reduce our customers' ability to repay outstanding loans and reduce the value of assets associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include increased industry regulation and downward pressures on our stock price.
We conduct our banking operations primarily in Tennessee. As of December 31, 2023, approximately 72% of our loans and approximately 78% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.
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
Although we have implemented procedures, we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability. Additionally, changes in interest rates can adversely affect the origination of mortgage loans held for sale and resulting mortgage banking revenues.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by, or questions or concerns about the creditworthiness of a counterparty or client, or concerns about the financial services industry generally. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on us.
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
The success of our mortgage segment is dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. As the mortgage industry experienced in 2023, mortgage production, especially refinancing activity, declines when interest rates rise. Our mortgage origination volume could be materially and adversely affected by rising interest rates.
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
In 2023, we sold nearly all of the $1.20 billion of mortgage loans held for sale that we closed. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.

The value of our mortgage servicing rights asset is subjective by nature and may be vulnerable to inaccuracies or other events outside our control.
The value of our mortgage servicing rights asset can fluctuate. Particularly, the asset could decrease in value if prepayment speeds, delinquency rates, or the cost to service increases or overall values decrease causing a lack of liquidity of MSRs in the market. Similarly, the value may decrease if interest rates decrease or change in a non-parallel manner or are otherwise volatile, all of which are mostly out of the Bank’s control. We must use estimates, assumptions and judgments when valuing this asset. An inaccurate valuation, or changes to the valuation due to factors outside of our control, could inhibit our ability to realize the full value of this asset. As a result, our balance sheet may not precisely represent the fair market value of this and other financial assets.
Our business model is materially dependent on U.S. government‑sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.
Our ability to generate revenues through mortgage loan sales depends on programs administered by Government-Sponsored Enterprises, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities in the secondary market. Presently, a significant portion of the newly originated loans that we originate directly with borrowers qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
Our mortgage operation originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $44.7 million in 2023. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $10.76 billion of mortgage loans owned by third-parties as of December 31, 2023. As a servicer for those loans, we have certain contractual obligations to third-parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.

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
The Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business: Supervision and regulation: Regulation of the Company and the Bank: Restrictions on dividends” and generally consider previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition in determining whether a dividend payment is appropriate. For the foreseeable future, the majority, if not all, of our revenue will be from any dividends paid to us by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to us. Further, the present and future dividend policy of the Bank is subject to the discretion of the Board of Directors. We cannot guarantee that we or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends, that the Board of Directors will elect to pay dividends to us, or the timing or amount of any dividend actually paid. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends.” If we do not pay dividends, market perceptions of our common stock may be adversely affected, which could in turn create downward pressure on our stock price.
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
We are under continuous threat of loss due to organized cyber-attacks involving unauthorized access, computer hackers, computer viruses, malicious code, and other security problems and system disruptions as we continue to expand client capabilities to utilize internet and other remote channels to transact business. We have invested and intend to continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. The occurrence of any cyber-attack or information security breach could result in significant potential liabilities to customers and other third- parties, reputational damage, the disruption of our operations and regulatory concerns, all of which could materially and adversely affect our business, financial condition or results of operations. The harm to our business could be even greater if such an event occurs during a period of disproportionately heavy demand for our products or services or traffic on our systems or networks.
The financial services industry is undergoing rapid technological changes and we may not have the resources to implement new technology to stay current with these changes.
In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the technological needs of our customers that will satisfy client demands for convenience in addition to providing secure electronic environments. As we continue to grow and expand our market area, part of our growth strategy is to focus on expanding market share and product offerings through partnerships with financial technology companies that will supplement our existing offerings, such as blockchain-based products and/or financial solutions supported by artificial intelligence. These technological advances are intended to allow us to acquire new customers and generate additional core deposits at a lower cost. Many of our larger competitors have substantially greater resources to invest, and have invested significantly more than us, in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.
The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhancing traditional services or their delivery.
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
Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. Check fraud perpetrated by others who are not employees or clients could also result in financial losses. We maintain a system of internal controls and insurance coverage to mitigate against these operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition, or results of operations.
We rely heavily upon information supplied by third-parties, including information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we originate, as well as the terms of those loans. If any such data is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended.
The impact of widespread health emergencies, catastrophic events, or natural disasters adversely affect our business, financial condition, liquidity, and results of operations.
A significant portion of our business is in the Southeast and includes areas which are susceptible to weather-related events such as tornadoes, floods, droughts, and fires. Recently, the COVID-19 pandemic negatively impacted global, national, and local economies, disrupted global supply chains, and created significant volatility and disruption in financial markets. Such events can disrupt our operations and negatively affect our business and the economies in which we operate. These events may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients.
In addition, geopolitical matters such as international trade disputes, political unrest, cyber-attacks or campaigns, and slow growth in the global economy, as well as acts of terrorism, war, and other violence could result in disruptions in the financial markets or the markets that we serve. These negative events could have a material adverse effect on our results of operations or financial condition and may affect our ability to access capital.
STRATEGIC AND OTHER BUSINESS RISKS
Our strategy of pursuing acquisitions exposes us to risk.
We intend to pursue a strategy that includes acquisition and consolidation opportunities within our core markets and beyond. The market for any such acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and our standards. Acquisitions of financial institutions also involve operational risks and uncertainties, such as the time and expense associated with identifying and evaluating potential acquisition targets and negotiating terms or potential transactions, which could result in our attention being diverted from the operation of our existing business. Also, all acquisitions are subject to various regulatory approvals, and if we were unable to obtain such approvals for any reason, it would impair our ability to consummate acquisitions.
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
At December 31, 2023, our goodwill and other identifiable intangible assets were $251.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or credit losses are dramatically higher than anticipated, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.
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
In deciding whether to extend credit or enter certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. We may also rely on representations of those customers or other third-parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading personal information, financial statements, credit reports, tax returns or other financial information, including information falsely provided because of identity theft, could have an adverse effect on our business, financial condition and results of operations.
Negative publicity could impact our reputation.
Reputational risk is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and could expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual, alleged, or perceived conduct related to employees or banking practices. Such negative public opinion could ultimately impact our earnings and stock price.
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

ITEM 1B - Unresolved Staff Comments
None.

ITEM 1C- Cybersecurity
Strategy and program oversight
We recognize the critical importance of developing, implementing, assessing and maintaining appropriate cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. The Risk Committee of the Board of Directors oversees management's processes for identifying and mitigating risks, including cybersecurity risks. Our Chief Information Security Officer is primarily responsible for the implementation of risk mitigation strategies. Our CISO has over 35 years of information technology and cybersecurity experience. He has held the title of CISO and has been in this role since 2018. The CISO is supported by his direct reports and their teams, many of whom hold cybersecurity-related certifications. Our CISO regularly briefs the Risk Committee of the Board of Directors on our cybersecurity and information security posture. Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts in addition to our experienced information security team. These external experts include cybersecurity assessors, consultants and auditors in evaluating and testing our cybersecurity risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry and best practices. Our collaboration with these entities includes regular audits, threat assessments and consultation on security enhancements.
Integrated risk management
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Key Risk Indicators, established in conjunction with Board approved Statement of Risk Appetite, are reported to the Information Technology Steering Committee, Risk Management Committee and the Risk Committee of the Board of Directors on at least a quarterly basis. The Board’s Risk Committee is provided an information security update on an annual basis. This escalation process provides for communication of any needed mitigation and remediation efforts related to cybersecurity risks.
We have implemented a comprehensive set of information security policies, standards, and related trainings to promote awareness for prevention and detection of cybersecurity risk. Every employee is required to review, acknowledge, and/or complete the information security framework in connection with the employee’s onboarding process at the time they are hired. Additionally, each employee is required to formally review and understand any changes to these policies and standards and complete additional training on at least an annual basis. These policies, standards, and trainings address, but are not limited to, the following topics: data privacy and security, password protection, internet use, computer equipment and software use, e-mail use, risks associated with social engineering, and best-practices and safety. Our internal audit team and bank examiners audit and review our information security program and risk mitigations on an annual basis. Additionally, external auditors audit specific components of the information security program as part of the annual financial statements audit. We adhere to and implement NIST guidelines and utilize the American Banker's Association recommended Cyber Risk Institute Profile to annually evaluate our information security practices.
Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The Third-Party Risk Management department reports to our CISO.
The Company also maintains coverage under a cyber security insurance policy. Levels of coverage are reviewed periodically to ensure alignment with the organization’s risk appetite.
To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see "Item 1A - Risk Factors - Technology and Operational Risks."

ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 1221 Broadway, Suite 1300 Nashville, Tennessee. We have banking locations in the Tennessee metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Huntsville and Florence, Alabama and Bowling Green, Kentucky. As of December 31, 2023, we operated 81 full-service bank branches and 9 limited service branch locations throughout our geographic market areas as well as 15 mortgage offices throughout the southeastern United States. We also operate in 17 community markets throughout our footprint. See “Item 1. Business – Our Markets” for more detail. We own 72 of these banking locations and lease our other locations, which include nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. Additionally, we continue to upgrade our properties to make them more energy efficient and protect the environment.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
FB Financial Corporation's common stock is traded on the New York Stock Exchange under the symbol “FBK” and has traded on that market since September 16, 2016.
The Company had approximately 2,272 stockholders of record as of February 13, 2024. A substantially greater number of holders of FBK common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a Global Industry Classification Standard Level 2 industry group consisting of 15 regional and national publicly traded banks. The graph assumes an initial $100 investment on December 31, 2018 through December 31, 2023. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Total Return Performance
220.00
210.00
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
FB Financial Corporation
S&P 500 Total Return Index
S&P 500 Bank Total Return Index

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
12/31/2018	100.00	100.00	100.00
12/31/2019	114.05	131.49	140.63
12/31/2020	101.34	155.68	121.29
12/31/2021	129.22	200.37	164.28
12/31/2022	107.90	164.08	132.72
12/31/2023	121.24	207.21	147.28
Source: S&P Global Market Intelligence
Dividends
We declared cash dividends on our common stock of $0.60 per share for the year ended December 31, 2023, compared to $0.52 per share for the year ended December 31, 2022. The timing and amount of future dividends are at the discretion of the Board of Directors and will depend upon a number of factors including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our Board of Directors may deem relevant. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. For a more complete discussion on the restrictions on dividends, see “Business: Supervision and regulation: Regulation of the Company and the Bank: Restrictions on dividends” and Note 13 “Dividend restrictions” in the notes to the consolidated financial statements.
Stock Repurchase Program
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2023:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31	—	$—	—	$61,249,538
November 1 - November 30	—	—	—	61,249,538
December 1 - December 31	—	—	—	61,249,538
Total	—	$—	—	$61,249,538
(1) Amounts are inclusive of commissions and fees related to the stock repurchases.
On March 14, 2022, the Company announced the board of directors’ authorization of a share repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The Company purchased 136,262 shares pursuant to this plan during the year ended December 31, 2023. The purchase authorizations granted under the repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the repurchase plan or on January 31, 2024, whichever date occurs earlier. The repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
Sale of Equity Securities
The Company did not sell any unregistered equity securities during 2023.
ITEM 6 — [RESERVED]

ITEM 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations
Overall Objective
The following is a discussion of our financial condition at December 31, 2023 and 2022, and our results of operations for the years ended December 31, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 are included in the respective sections within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2022.
Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of December 31, 2023, our footprint included 81 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 17 community markets throughout Tennessee, Alabama and North Georgia. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States. As of December 31, 2023, we had total assets of $12.60 billion, loans held for investment of $9.41 billion, total deposits of $10.55 billion, and total shareholders’ equity of $1.45 billion.
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
Key factors affecting our business
Recent banking events
The banking sector experienced significant volatility during the year ended December 31, 2023, including high-profile bank failures, continuing interest rate hikes and recessionary concerns. We have proactively positioned our balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve our clients and communities.
As of December 31, 2023, we carried on-balance sheet liquidity of $1.35 billion. We maintain the ability to access $7.08 billion of contingent liquidity from the FHLB, Federal Reserve, brokered CDs, and unsecured lines of credit. Our AFS debt securities portfolio is 11.7% of total assets and we do not maintain any held-to-maturity investment securities. Management considers our current liquidity position to be more than adequate to meet both short-term and long-term liquidity needs. Refer to the section “Liquidity and capital resources” for additional information.
Further, the capital ratios of the Company and the Bank are well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section “Shareholders' equity and capital management” for additional details.
Non-performing assets were 0.69% of total assets as of December 31, 2023 and annualized net charge-offs were 0.01% of average loans HFI during the year ended December 31, 2023, which we believe reflects our disciplined underwriting and conservative lending philosophy. Refer to the section “Asset quality” for additional information.
While the March 2023 high-profile bank failures and other concerns have impacted the entire banking industry, and future events cannot be predicted, we remain committed to safe and sound community banking practices that have been a cornerstone of the Company's values and historical performance.

Interest rates
Net interest income is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets (primarily loans, investment securities and interest-bearing deposits with other financial institutions) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are market driven and are, at times, heavily influenced by the Federal Reserve’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur.
Interest rates increased throughout the year ended December 31, 2023. Volatile interest rates could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
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
During 2023, our percentage of total nonperforming loans to loans HFI increased to 0.65% as of December 31, 2023, from 0.49% as of December 31, 2022. Our classified loans increased to 0.74% of loans HFI as of December 31, 2023, compared to 0.56% as of December 31, 2022. Our nonperforming assets as of December 31, 2023 were $86.5 million, or 0.69% of total assets compared to $87.5 million, or 0.68% of assets as of December 31, 2022.
Our net provisions for credit losses on loans HFI and unfunded loan commitments resulted in an expense of $2.5 million for the year ended December 31, 2023 compared to an expense of $19.0 million for the year ended December 31, 2022. For the year ended December 31, 2023, our expense was comprised of $16.7 million of provision for credit losses on loans HFI and $14.2 million related to reversals of credit losses on unfunded commitments. The current period expense is the result of declines in economic outlooks and forecasts which impacted our loss estimation process. These evaluations weighed the impact of the current economic outlook, including unemployment, supply chain concerns, global conflicts and other considerations. Although the portfolio was impacted by worsening economic outlooks and forecasts, management's concentrated effort to reduce unfunded loan commitments from December 31, 2022 in specific categories judged to be inherently higher risk considering the current and projected economic conditions resulted in a $913.2 million decrease in our construction category as these projects moved to permanent financing. As such, the decrease resulted in a $14.2 million decrease in required ACL related to the unfunded commitments in our construction portfolio. See further discussion under the subheading “Allowance for credit losses.”
For additional information regarding credit quality risk factors for our Company, see “Item 1. Business: Risk management: Credit risk management” and “Item 1A. Risk factors: Credit Risks.”
Competition
Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies, online mortgage providers, internet banks and other financial institutions operating within the areas we serve, particularly with national and regional banks that often have more resources than we do to invest in growth and technology and community banks with strong local ties, all of which target the same clients we do. Recently, we have seen increased competitive pressures on deposit rates. Continued deposit pricing pressure may continue to affect our financial results in the future.
For additional information, see “Item 1. Business: Our markets,” “Business: Competition” and “Item 1A. Risk factors: Risks related to our business.”

Regulatory trends and changes in laws
We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened supervisory expectations in areas such as consumer compliance, BSA and anti-money laundering compliance, risk management and internal audit. We expect to incur increased costs for compliance, risk management and audit personnel or professional fees associated with advisors and consultants due the current economic environment.
As described further under “Business: Supervision and regulation,” we are subject to a variety of laws and regulations, including the Dodd-Frank Act. See also “Item 1A. Risk factors: Legal, regulatory and compliance risk.”

Financial highlights
The following table presents certain selected historical consolidated income statement data and key indicators as of the dates or for the years indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the years ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Selected Balance Sheet Data
Cash and cash equivalents	$810,932	$1,027,052	$1,797,740
Loans HFI	9,408,783	9,298,212	7,604,662
Allowance for credit losses on loans HFI	(150,326)	(134,192)	(125,559)
Loans held for sale	67,847	139,451	752,223
Investment securities, at fair value	1,471,973	1,474,176	1,681,892
Total assets	12,604,403	12,847,756	12,597,686
Interest-bearing deposits (non-brokered)	8,179,430	8,178,453	8,076,996
Brokered deposits	150,475	750	19,687
Noninterest-bearing deposits	2,218,382	2,676,631	2,740,214
Total deposits	10,548,287	10,855,834	10,836,897
Borrowings	390,964	415,677	171,778
Allowance for credit losses on unfunded commitments	8,770	22,969	14,380
Total common shareholders' equity	1,454,794	1,325,425	1,432,602
Selected Statement of Income Data
Total interest income	$678,410	$481,422	$384,998
Total interest expense	271,193	69,187	37,628
Net interest income	407,217	412,235	347,370
Provisions for (reversals of) credit losses	2,539	18,982	(40,993)
Total noninterest income	70,543	114,667	228,255
Total noninterest expense	324,929	348,346	373,567
Income before income taxes	150,292	159,574	243,051
Income tax expense	30,052	35,003	52,750
Net income applicable to noncontrolling interest	16	16	16
Net income applicable to FB Financial Corporation	$120,224	$124,555	$190,285
Net interest income (tax-equivalent basis)	$410,562	$415,282	$350,456
Per Common Share
Basic net income	$2.57	$2.64	$4.01
Diluted net income	2.57	2.64	3.97
Book value(1)	31.05	28.36	30.13
Tangible book value(2)	25.69	22.90	24.67
Cash dividends declared	0.60	0.52	0.44
Selected Ratios
Return on average:
Assets(3)	0.95%	1.01%	1.61%
Shareholders' equity(3)	8.74%	9.23%	14.0%
Tangible common equity(2)	10.7%	11.4%	17.3%
Efficiency ratio	68.0%	66.1%	64.9%
Core efficiency ratio (tax-equivalent basis)(2)	62.9%	62.7%	65.8%
Loans HFI to deposit ratio	89.2%	85.7%	70.2%
Net interest margin (tax-equivalent basis)	3.44%	3.57%	3.19%
Yield on interest-earning assets	5.72%	4.16%	3.53%
Cost of interest-bearing liabilities	3.16%	0.87%	0.48%
Cost of total deposits	2.39%	0.54%	0.30%

	As of or for the years ended December 31,
	2023	2022	2021
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.60%	1.44%	1.65%
Net charge-offs as a percentage of average loans HFI	(0.01)%	(0.02)%	(0.08)%
Nonperforming loans HFI as a percentage of loans HFI	0.65%	0.49%	0.62%
Nonperforming assets as a percentage of total assets(4)	0.69%	0.68%	0.50%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.5%	10.3%	11.4%
Tangible common equity to tangible assets(2)	9.74%	8.50%	9.51%
Tier 1 Leverage	11.3%	10.5%	10.5%
Tier 1 Risk-Based Capital	12.5%	11.3%	12.6%
Total Risk-Based Capital	14.5%	13.1%	14.5%
Common Equity Tier 1 (CET1)	12.2%	11.0%	12.3%
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
(4)Includes $21,229 and $26,211 of optional rights to repurchase delinquent GNMA loans as of December 31, 2023 and 2022, respectively. There were no such loans as of December 31, 2021.
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
In accordance with the SEC's rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our consolidated statements of income, balance sheets or statements of cash flows.
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
 Core efficiency ratio (tax-equivalent basis)
The core efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes certain gains (losses), merger and offering-related expenses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents, as of the dates set forth below, a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$324,929	$348,346	$373,567
Less early retirement, severance and other costs	8,449	—	—
Less loss (gain) on lease terminations	1,770	(18)	(805)
Less FDIC special assessment	1,788	—	—
Less mortgage restructuring	—	12,458	—
Less offering expenses	—	—	605
Less certain charitable contributions	—	—	1,422
Core noninterest expense	$312,922	$335,906	$372,345
Net interest income	$407,217	$412,235	$347,370
Net interest income (tax-equivalent basis)	$410,562	$415,282	$350,456
Total noninterest income	70,543	114,667	228,255
Less (loss) gain from securities, net	(13,973)	(376)	324
Less (loss) gain on sales or write-downs of other real estate owned and other assets	(27)	(265)	2,827
Less (loss) gain on change in fair value on commercial loans held for sale	(2,114)	(5,133)	11,172
Less loss on swap cancellation	—	—	(1,510)
Core noninterest income	$86,657	$120,441	$215,442
Total revenue	$477,760	$526,902	$575,625
Core revenue (tax-equivalent basis)	$497,219	$535,723	$565,898
Efficiency ratio	68.0%	66.1%	64.9%
Core efficiency ratio (tax-equivalent basis)	62.9%	62.7%	65.8%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except share and per share data)	2023	2022	2021
Tangible assets
Total assets	$12,604,403	$12,847,756	$12,597,686
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(8,709)	(12,368)	(16,953)
Tangible assets	$12,353,133	$12,592,827	$12,338,172
Tangible common equity
Total common shareholders' equity	$1,454,794	$1,325,425	$1,432,602
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(8,709)	(12,368)	(16,953)
Tangible common equity	$1,203,524	$1,070,496	$1,173,088
Common shares outstanding	46,848,934	46,737,912	47,549,241
Book value per common share	$31.05	$28.36	$30.13
Tangible book value per common share	$25.69	$22.90	$24.67
Total common shareholders' equity to total assets	11.5%	10.3%	11.4%
Tangible common equity to tangible assets	9.74%	8.50%	9.51%
Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders' equity and excludes the impact of goodwill and other intangibles. This measurement is used by the Company's management to provide a depiction of the Company's profitability without being impacted by its intangible assets, as intangible assets are not directly managed to generate earnings. The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders' equity and return on average tangible common equity to return on average shareholders' equity:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Return on average tangible common equity
Total average common shareholders' equity	$1,374,831	$1,349,583	$1,361,637
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)
Average intangibles, net	(10,472)	(14,573)	(19,606)
Average tangible common equity	$1,121,798	$1,092,449	$1,099,470
Net income applicable to FB Financial Corporation	$120,224	$124,555	$190,285
Return on average common shareholders' equity	8.74%	9.23%	14.0%
Return on average tangible common equity	10.7%	11.4%	17.3%

Overview of recent financial performance
Year ended December 31, 2023 compared to the year ended December 31, 2022
Our net income decreased during the year ended December 31, 2023 to $120.2 million from $124.6 million for the year ended December 31, 2022. Diluted earnings per common share was $2.57 and $2.64 for the years ended December 31, 2023 and 2022, respectively. Our net income represented a return on average assets of 0.95% and 1.01% for the years ended December 31, 2023 and 2022, respectively, and a return on average equity of 8.74% and 9.23% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2023 and 2022 was 10.7% and 11.4%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the year ended December 31, 2023, net interest income decreased to $407.2 million compared with $412.2 million in the year ended December 31, 2022. Our net interest margin, on a tax-equivalent basis, decreased to 3.44% for the year ended December 31, 2023 as compared to 3.57% for the year ended December 31, 2022, influenced by rising interest rates increasing our total cost of funds compared to the increase in the interest income on interest-earning assets during the year ended December 31, 2023.
Provision for credit losses on loans HFI and unfunded loan commitments was $2.5 million for the year ended December 31, 2023 compared $19.0 million for the year ended December 31, 2022 primarily due to a reversal of provision for credit losses on unfunded commitments of $14.2 million compared to provision expense of $8.6 million during the year ended December 31, 2022. Refer to the section “Provision for credit losses” for additional information.
Noninterest income for the year ended December 31, 2023 decreased by $44.1 million to $70.5 million, down from $114.7 million for prior year period. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $28.9 million to $44.7 million for the year ended December 31, 2023, compared to $73.6 million for the prior year period. These results were impacted by increasing interest rates, compressing margins and a decrease in demand for residential mortgages experienced through the industry during the year ended December 31, 2023 compared with the year ended December 31, 2022. The change was also impacted by the restructuring of our mortgage business (referred to herein as “Mortgage restructuring”), including the exit of our direct-to-consumer internet delivery channel during the year ended December 31, 2022. Refer to the section “Noninterest expense” for additional information on the restructuring of our Mortgage segment. Additionally contributing to the decrease in noninterest income during the year ended December 31, 2023 was a $14.0 million net loss on investment securities primarily related to the sale of $100.5 million of AFS securities. Refer to the section “Other earnings assets” for additional information on the sale of the AFS securities.
Noninterest expense decreased to $324.9 million for the year ended December 31, 2023, compared with $348.3 million for the year ended December 31, 2022. The decrease in noninterest expense is reflective of the $28.3 million decrease in salaries, commissions and employee-related costs namely in the Mortgage segment related to the restructuring of our Mortgage segment, reduced headcount and mortgage production. Additionally, this decrease in salaries, commission and employee-benefit related costs was partially offset by an $8.4 million increase in early retirement, severance and other costs related to our efficiency and scalability initiatives and $4.7 million in regulatory fees and assessments, which includes a $1.8 million FDIC special assessment associated with the bank failures earlier in 2023. Additionally, the decrease in noninterest expense reflects $12.5 million in mortgage restructuring expenses included in expenses in the year ended December 31, 2022.
Year ended December 31, 2022 compared to year ended December 31, 2021
Our net income decreased during the year ended December 31, 2022 to $124.6 million from $190.3 million for the year ended December 31, 2021. Diluted earnings per common share was $2.64 and $3.97 for the years ended December 31, 2022 and 2021, respectively. Our net income represented a return on average assets of 1.01% and 1.61% for the years ended December 31, 2022 and 2021, respectively, and a return on average equity of 9.23% and 14.0% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2022 and 2021 was 11.4% and 17.3%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
These results were significantly impacted by the economic forecasts incorporated in our current expected credit loss rate model, leading to a provision for credit losses on loans held for investment and unfunded loan commitments of $19.0 million for the year ended December 31, 2022 compared with a reversal in our provision for credit losses of $41.0 million for the year ended December 31, 2021.

During the year ended December 31, 2022, net interest income increased to $412.2 million compared with $347.4 million in the year ended December 31, 2021. Our net interest margin, on a tax-equivalent basis, increased to 3.57% for the year ended December 31, 2022 as compared to 3.19% for the year ended December 31, 2021, influenced by rising interest rates and growth in loans HFI volume during the year ended December 31, 2022.
Noninterest income for the year ended December 31, 2022 decreased by $113.6 million to $114.7 million, down from $228.3 million for the prior year period. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $94.0 million to $73.6 million for the year ended December 31, 2022, compared to $167.6 million for the prior year period. These results were impacted by increasing interest rates, compressing margins and a decrease in demand for residential mortgages experienced through the industry during the year ended December 31, 2022 compared with the year ended December 31, 2021.
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
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 1, “Basis of presentation” and Note 18 “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased in the year ended December 31, 2023 to $154.0 million, compared to $182.9 million for the year ended December 31, 2022. Net interest income decreased $5.0 million to $407.2 million during the year ended December 31, 2023 from $412.2 million in the same period in the prior year. The provision for credit loss expense on loans held for investment and unfunded loan commitments was $2.5 million during the year ended December 31, 2023 compared to $19.0 million in the previous year. Refer to the section “Provision for credit losses” for additional information. Noninterest income decreased to $25.8 million in the year ended December 31, 2023 as compared to $41.3 million in the year ended December 31, 2022. The decrease includes a net loss on investment securities of $14.0 million primarily related to the sale of $100.5 million of AFS securities. Noninterest expense increased to $276.5 million during the year ended December 31, 2023 compared with $251.7 million for the year ended December 31, 2022, primarily due to increases in salaries, early retirement, severance and other costs, occupancy and regulatory fees.
Mortgage
Activity in our Mortgage segment resulted in a pre-tax net loss of $3.7 million for the year ended December 31, 2023 as compared to a pre-tax net loss of $23.3 million for the year ended December 31, 2022. There was a decrease in mortgage banking income of $28.9 million to $44.7 million during the year ended December 31, 2023 compared to $73.6 million for the year ended December 31, 2022. This was a result of interest rate increases, compressing margins and a decrease in demand for residential mortgages, which lead to a 48.3% decrease in interest rate lock volume for the year ended December 31, 2023 compared with the year ended December 31, 2022.
Noninterest expense for the years ended December 31, 2023 and 2022 was $48.4 million and $96.6 million, respectively. This decrease is reflective of the mortgage restructuring expense in addition to decreases in salaries, commissions and incentive costs, advertising, legal and professional fees and occupancy associated with the decrease in production volume and headcount reduction from the Mortgage restructuring.
Further discussion on the components of mortgage banking income and additional details related to the Mortgage restructuring are included under the subheadings “Noninterest income” and “Noninterest expense,” respectively, included within this management's discussion and analysis.

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
The adjustment to convert certain income to a tax-equivalent basis consists of dividing tax-exempt income by one minus the combined federal and blended state statutory income tax rate of 26.06% for the years ended December 31, 2023, 2022, and 2021.
Net interest income
Net interest income is the most significant component of our earnings, generally comprising over 50% of our total revenues in a given period. Net interest income and margin are shaped by many factors, primarily the volume, term structure and mix of earning assets, funding mechanisms, and interest rate fluctuations. Other factors include accretion or amortization of discounts or premiums on purchased loans, prepayment risk on mortgage and investment–related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding, net interest income and margin.
During the year ended December 31, 2023, the U.S. Treasury yield curve became less inverted as long-term note and bond rates increased at a faster pace than shorter-term note rates. The curve remained inverted as of December 31, 2023, which is in contrast to the more normalized upward sloping U.S. Treasury yield curve exhibited during the year ended December 31, 2022. The Federal Funds Target Rate range was 5.25% - 5.50% and 4.25% - 4.50% as of December 31, 2023 and December 31, 2022, respectively. In December 2023, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would remain at 5.38% at the end of 2023 and subsequently decrease to 4.63% by the end of 2024. While there can be no assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 75 basis point decrease in the federal funds rate during 2024, followed by a 100 basis point decrease in 2025. The target range for the federal funds rate has remained at 5.25% to 5.50% since the Federal Open Market Committee’s July 26th meeting.
On a tax-equivalent basis, net interest income decreased $4.7 million to $410.6 million for the year ended December 31, 2023 as compared to $415.3 million for the year ended December 31, 2022. Interest income, on a tax-equivalent basis, was $681.8 million for the year ended December 31, 2023, compared to $484.5 million for the year ended December 31, 2022, an increase of $197.3 million, which was primarily driven by increases in interest rates on loans HFI and interest-bearing deposits with other financial institutions and volume on loans HFI, partially offset by an increase in our cost of deposits. Total interest income represents an increase in yield on interest-earning assets to 5.72% for the year ended December 31, 2023 compared with 4.16% for the year ended December 31, 2022.
Interest income on loans HFI, on a tax-equivalent basis, increased $170.2 million to $596.0 million for the year ended December 31, 2023 from $425.8 million for the year ended December 31, 2022 due primarily to increasing interest rates; however, the change was also heavily influenced by an increase in volume of average loans HFI. The average yield on loans HFI increased by 139 basis points period-over-period to 6.38% for the year ended December 31, 2023 from 4.99% for the year ended December 31, 2022. Our estimated contractual loan interest yield was 6.20% in the year ended December 31, 2023 compared with 4.69% in the year ended December 31, 2022. Additionally, average loans HFI increased to $9.34 billion for the year ended December 31, 2023 compared to $8.54 billion for the year ended December 31, 2022. The increase in average loans HFI is due to strong demand in our primary markets and additional funding during the year ended December 31, 2023 of commitments made in prior periods.

The components of our loan yield for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
	2023		2022		2021
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$579,193	6.20%	$400,154	4.69%	$307,429	4.27%
Origination and other loan fee income	14,675	0.15%	22,818	0.27%	26,029	0.36%
Accretion (amortization) on purchased loans	694	0.01%	(1,020)	(0.01)%	(853)	(0.01)%
Nonaccrual interest collections	1,439	0.02%	2,712	0.03%	2,256	0.03%
Syndicated loan fee income	—	—%	1,150	0.01%	—	—%
Total loans HFI yield	$596,001	6.38%	$425,814	4.99%	$334,861	4.65%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Origination and other loan fees (including syndication fee income for the year ended December 31, 2022) impacted our NIM by 12 basis points and 21 basis points for the years ended December 31, 2023 and 2022, respectively.
Interest income on interest-bearing deposits with other financial institutions increased to $35.7 million for the year ended December 31, 2023 from $7.3 million for the year ended December 31, 2022 due to higher interest rates. The yield on interest-bearing deposits with other financial institutions increased 422 basis points to 5.08% for the year ended December 31, 2023 compared to 0.86% for the year ended December 31, 2022.
Interest expense was $271.2 million for the year ended December 31, 2023, an increase of $202.0 million as compared to $69.2 million for the year ended December 31, 2022. The increase was largely attributed to a rise in interest rates in interest-bearing deposit accounts, and specifically on money market, interest-bearing checking and customer time deposit products. Interest expense on money market deposits increased $103.3 million to $126.2 million for the year ended December 31, 2023 compared to $22.9 million for the year ended December 31, 2022. Interest expense on interest-bearing checking deposits increased $59.9 million to $81.8 million for the year ended December 31, 2023 from $21.9 million for the year ended December 31, 2022. Interest expense on customer time deposits increased $33.7 million to $45.3 million for the year ended December 31, 2023 from $11.6 million for the year ended December 31, 2022. The average rate on money market deposits increased 273 basis points from 0.80% for the year ended December 31, 2022 to 3.53% for the year ended December 31, 2023. The average rate on interest-bearing checking deposits increased 216 basis points from 0.70% for the year ended December 31, 2022 to 2.86% for the year ended December 31, 2023. The average rate on customer time deposits increased 216 basis points from 0.99% for the year ended December 31, 2022 to 3.15% for the year ended December 31, 2023. Total cost of interest-bearing deposits was 3.08% for the year ended December 31, 2023 compared to 0.74% for the year ended December 31, 2022.
Interest rates increased at a faster rate on our interest-bearing liabilities compared to our interest earning assets which resulted in our NIM, on a tax-equivalent basis, decreasing to 3.44% for the year ended December 31, 2023 from 3.57% for the year ended December 31, 2022. The effect of rising interest rates was partially offset by an increase in volume of loans HFI. Additionally, there was a shift in our balance sheet composition, including a decline in excess liquidity, which we define as interest-bearing deposits with other financial institutions in excess of 5% of average tangible assets. Excess liquidity is estimated to have negatively impacted our NIM by approximately 1 basis point for the year ended December 31, 2023 compared to approximately 7 basis points for the year ended December 31, 2022.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Years Ended December 31,
	2023			2022			2021
(dollars in thousands on a tax-equivalent basis)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,335,977	$596,001	6.38%	$8,541,650	$425,814	4.99%	$7,197,213	$334,861	4.65%
Mortgage loans held for sale	56,815	3,856	6.79%	215,952	8,385	3.88%	696,313	18,690	2.68%
Commercial loans held for sale	10,602	162	1.53%	51,075	2,627	5.14%	136,359	6,098	4.47%
Investment securities:
Taxable	1,370,514	27,257	1.99%	1,439,745	25,469	1.77%	1,050,207	15,186	1.45%
Tax-exempt (2)	290,884	9,674	3.33%	305,212	9,916	3.25%	321,911	10,356	3.22%
Total investment securities (2)	1,661,398	36,931	2.22%	1,744,957	35,385	2.03%	1,372,118	25,542	1.87%
Federal funds sold and reverse repurchase agreements	112,833	5,798	5.14%	197,235	3,414	1.73%	128,724	379	0.29%
Interest-bearing deposits with other financial institutions	701,629	35,652	5.08%	843,779	7,275	0.86%	1,427,332	1,902	0.13%
FHLB stock	40,058	3,355	8.38%	43,969	1,569	3.57%	30,022	612	2.04%
Total interest earning assets (2)	11,919,312	681,755	5.72%	11,638,617	484,469	4.16%	10,988,081	388,084	3.53%
Noninterest Earning Assets:
Cash and due from banks	132,327			107,814			128,977
Allowance for credit losses on loans HFI	(140,246)			(127,499)			(153,301)
Other assets (3)(4)	757,441			758,918			884,703
Total noninterest earning assets	749,522			739,233			860,379
Total assets	$12,668,834			$12,377,850			$11,848,460
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,863,053	$81,761	2.86%	$3,121,638	$21,857	0.70%	$2,924,388	$10,174	0.35%
Money market deposits	3,578,707	126,205	3.53%	2,846,101	22,868	0.80%	2,973,662	10,806	0.36%
Savings deposits	422,339	259	0.06%	500,189	268	0.05%	421,252	233	0.06%
Customer time deposits	1,436,313	45,251	3.15%	1,167,947	11,555	0.99%	1,246,912	8,384	0.67%
Brokered and internet time deposits	101,423	5,343	5.27%	6,935	94	1.36%	34,943	592	1.69%
Time deposits	1,537,736	50,594	3.29%	1,174,882	11,649	0.99%	1,281,855	8,976	0.70%
Total interest-bearing deposits	8,401,835	258,819	3.08%	7,642,810	56,642	0.74%	7,601,157	30,189	0.40%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	29,860	669	2.24%	28,497	66	0.23%	36,453	98	0.27%
Federal Home Loan Bank advances	28,973	1,487	5.13%	171,142	5,583	3.26%	—	—	—%
Subordinated debt	127,386	10,102	7.93%	127,799	6,868	5.37%	149,097	7,316	4.91%
Other borrowings	3,225	116	3.60%	1,468	28	1.91%	2,626	25	0.95%
Total other interest-bearing liabilities	189,444	12,374	6.53%	328,906	12,545	3.81%	188,176	7,439	3.95%
Total interest-bearing liabilities	8,591,279	271,193	3.16%	7,971,716	69,187	0.87%	7,789,333	37,628	0.48%
Noninterest-bearing liabilities:
Demand deposits	2,442,019			2,877,266			2,545,494
Other liabilities(4)	260,612			179,192			151,903
Total noninterest-bearing liabilities	2,702,631			3,056,458			2,697,397
Total liabilities	11,293,910			11,028,174			10,486,730
FB Financial Corporation common shareholders' equity	1,374,831			1,349,583			1,361,637
Noncontrolling interest	93			93			93
Shareholders' equity	1,374,924			1,349,676			1,361,730
Total liabilities and shareholders' equity	$12,668,834			$12,377,850			$11,848,460
Net interest income (tax-equivalent basis)(2)		$410,562			$415,282			$350,456
Interest rate spread (tax-equivalent basis)(2)			2.56%			3.29%			3.05%
Net interest margin (tax-equivalent basis) (2)(5)			3.44%			3.57%			3.19%
Cost of total deposits			2.39%			0.54%			0.30%
Average interest-earning assets to average interest-bearing liabilities			138.7%			146.0%			141.1%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $3.3 million, $3.0 million, and $3.1 million for years ended December 31, 2023, 2022, and 2021, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $231.5 million, $144.3 million, and $107.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $21.7 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the years ended December 31, 2023 and 2022. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Year ended December 31, 2023 compared to year ended December 31, 2022 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$50,709	$119,478	$170,187
Loans held for sale - mortgage	(10,801)	6,272	(4,529)
Loans held for sale - commercial	(618)	(1,847)	(2,465)
Investment securities:
Taxable	(1,377)	3,165	1,788
Tax-exempt(2)	(477)	235	(242)
Federal funds sold and reverse repurchase agreements	(4,337)	6,721	2,384
Interest-bearing deposits with other financial institutions	(7,223)	35,600	28,377
FHLB stock	(328)	2,114	1,786
Total interest income(2)	25,548	171,738	197,286
Interest-bearing liabilities:
Interest-bearing checking deposits	(7,384)	67,288	59,904
Money market deposits	25,836	77,501	103,337
Savings deposits	(48)	39	(9)
Customer time deposits	8,455	25,241	33,696
Brokered and internet time deposits	4,978	271	5,249
Securities sold under agreements to repurchase and federal funds purchased	31	572	603
Federal Home Loan Bank advances	(7,297)	3,201	(4,096)
Subordinated debt	(33)	3,267	3,234
Other borrowings	63	25	88
Total interest expense	24,601	177,405	202,006
Change in net interest income(2)	$947	$(5,667)	$(4,720)
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $3.3 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.

Year ended December 31, 2022 compared to year ended December 31, 2021

	Year ended December 31, 2022 compared to year ended December 31, 2021 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$67,022	$23,931	$90,953
Loans held for sale - mortgage	(18,651)	8,346	(10,305)
Loans held for sale - commercial	(4,387)	916	(3,471)
Investment securities:
Taxable	6,891	3,392	10,283
Tax-exempt (2)	(543)	103	(440)
Federal funds sold and reverse repurchase agreements	1,186	1,849	3,035
Interest-bearing deposits with other financial institutions	(5,031)	10,404	5,373
FHLB stock	498	459	957
Total interest income (2)	46,985	49,400	96,385
Interest-bearing liabilities:
Interest-bearing checking	1,381	10,302	11,683
Money market deposits	(1,025)	13,087	12,062
Savings deposits	42	(7)	35
Customer time deposits	(781)	3,952	3,171
Brokered and internet time deposits	(380)	(118)	(498)
Securities sold under agreements to repurchase and federal funds purchased	(18)	(14)	(32)
Federal Home Loan Bank advances	5,583	—	5,583
Subordinated debt	(1,145)	697	(448)
Other borrowings	(22)	25	3
Total interest expense	3,635	27,924	31,559
Change in net interest income(2)	$43,350	$21,476	$64,826
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $3.0 million and $3.1 million for both the years ended December 31, 2022 and 2021, respectively.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, “Basis of presentation” in the notes to our consolidated financial statements for a detailed discussion regarding ACL methodology.
Our allowance for credit losses calculation as of December 31, 2023 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included qualitative adjustments for projected slower GDP growth over the next two to three years and expected elevated unemployment levels. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due to geopolitical turmoil and its impact on the U.S. economy. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.

We recognized a provision for credit losses on loans HFI for the year ended December 31, 2023 of $16.7 million. This compares to a provision for credit losses on loans HFI of $10.4 million recorded for the year ended December 31, 2022. The current period provision on loans HFI resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach and was impacted by three commercial and industrial relationships moving to nonaccrual status and the deteriorating economic forecasts as discussed in further detail above. For the year ended December 31, 2022, the increase in the provision for credit losses on loans HFI was driven by an increase in loans HFI outstanding period-over-period and the increased possibility of a future recession and inflationary pressures.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. For the year ended December 31, 2023, we recorded a reversal of provision for credit losses on unfunded commitments of $14.2 million compared to provision expense of $8.6 million during the year ended December 31, 2022. The decrease in the provision for credit losses on unfunded commitments is primarily due to management's concentrated effort to reduce unfunded loan commitments from December 31, 2022 in specific categories judged to be inherently higher risk considering the current and projected economic conditions, including a $913.2 million decrease in our construction category as these projects moved to permanent financing. As such, the decrease resulted in a $14.2 million decrease in required ACL related to the unfunded commitments in our construction portfolio.
During the years ended December 31, 2023 and 2022, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the years ended December 31, 2023 or 2022.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Mortgage banking income	$44,692	$73,580	$167,565
Service charges on deposit accounts	12,154	12,049	10,034
Investment services and trust income	11,320	8,866	8,558
ATM and interchange fees	10,282	15,600	19,900
(Loss) gain from investment securities, net	(13,973)	(376)	324
(Loss) gain on sales or write-downs of other real estate owned and other assets	(27)	(265)	2,827
Other income	6,095	5,213	19,047
Total noninterest income	$70,543	$114,667	$228,255

Noninterest income amounted to $70.5 million for the year ended December 31, 2023, a decrease of $44.1 million, or 38.5%, as compared to $114.7 million for the year ended December 31, 2022. Changes in selected components of noninterest income in the above table are discussed below.
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
Mortgage banking income was $44.7 million and $73.6 million for the years ended December 31, 2023 and 2022, respectively, representing a $28.9 million decrease, or 39.3% year-over-year. The total decrease includes a reduction in income from gains on sale and related fair value changes, which decreased to $30.7 million during the year ended December 31, 2023 compared to $52.9 million for the year ended December 31, 2022. This change was caused by a decrease in interest rate lock volume of $1.30 billion, or 48.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. In addition to being impacted by the interest rate environment, affordability constraints and a decline in consumer demand, this decrease also reflects the impact of the Mortgage restructuring and discontinuance of our direct-to-consumer internet delivery channel during the second quarter of 2022. For the year ended December 31, 2022, direct-to-consumer comprised 24.6% our total interest rate lock volume and 34.5% of our sales volume, respectively.
The components of mortgage banking income for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$32,470	$70,549	$184,076
Net change in fair value of loans held for sale and derivatives	(1,815)	(17,633)	(33,284)
Change in fair value on MSRs	(16,226)	(10,099)	(12,117)
Mortgage servicing income	30,263	30,763	28,890
Total mortgage banking income	$44,692	$73,580	$167,565
Interest rate lock commitment volume by delivery channel:
Direct-to-consumer	$—	$663,848	$3,745,430
Retail	1,396,837	2,036,658	3,414,638
Total	$1,396,837	$2,700,506	$7,160,068
Interest rate lock commitment volume by purpose (%):
Purchase	86.8%	71.3%	37.6%
Refinance	13.2%	28.7%	62.4%
Mortgage sales	$1,245,125	$2,990,659	$6,202,077
Mortgage sale margin	2.61%	2.36%	2.97%
Closing volume	$1,199,362	$2,403,476	$6,300,892
Outstanding principal balance of mortgage loans serviced	$10,762,906	$11,086,582	$10,759,286
ATM and interchange fees decreased $5.3 million to $10.3 million during the year ended December 31, 2023 as compared to $15.6 million for the year ended December 31, 2022. The decrease was primarily attributable to the expiration of our temporary exemption from the Durbin amendment during the second half of 2022. The Durbin amendment limits the amount of interchange transaction fees that banks with asset sizes greater than $10 billion are permitted to charge retailers for debit card processing. Interchange fee income varies with size and volume of transactions, which can fluctuate with seasonality, consumer spending habits and economic conditions. While our volume of interchange transactions increased approximately 7.00% during the year ended December 31, 2023 from the previous year, interchange fee income declined by 35.7%, the majority of which related to the application of the fee cap imposed by the Durbin amendment impacting the current period.

Net loss from investment securities was $14.0 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. The net loss from investment securities during the year ended December 31, 2023 is primarily the result of management's election to sell $100.5 million of available-for-sale debt securities to reinvest the proceeds of the sale into higher yielding AFS securities. Refer to the section “Other earning assets” for additional information on the sale of the AFS securities.
Other income increased $0.9 million to $6.1 million during the year ended December 31, 2023 as compared to $5.2 million during the year ended December 31, 2022. This increase is primarily related to a $2.1 million loss associated with the change in fair value of the commercial loans held for sale portfolio during the year ended December 31, 2023 compared to a $5.1 million loss for the year ended December 31, 2022. Additional information on our commercial loans held for sale portfolio is included under the subheading 'Loans held for sale' within this management's discussion and analysis.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Salaries, commissions and employee benefits	$203,441	$211,491	$248,318
Occupancy and equipment expense	28,148	23,562	22,733
Data processing	9,230	9,315	9,987
Legal and professional fees	8,890	15,028	9,161
Advertising	8,267	11,208	13,921
Amortization of core deposit and other intangibles	3,659	4,585	5,473
Mortgage restructuring expense	—	12,458	—
Other expense	63,294	60,699	63,974
Total noninterest expense	$324,929	$348,346	$373,567
Noninterest expense decreased by $23.4 million during the year ended December 31, 2023 to $324.9 million as compared to $348.3 million in the year ended December 31, 2022. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expense representing 62.6% and 60.7% of total noninterest expense for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, salaries and employee benefits expense decreased $8.1 million, or 3.81%, to $203.4 million as compared to $211.5 million for the year ended December 31, 2022. The decrease was attributable to a $10.9 million decrease in salaries in the Mortgage segment due to the Mortgage restructuring. Additionally, the decrease was attributable to a $11.5 million decrease in incentive and commission-based compensation during the year ended December 31, 2023, which was driven by the decrease in mortgage production volume and decline in profitability during the period. The decrease was partially offset by a $8.4 million increase in early retirement, severance and other costs primarily associated with our efficiency and scalability initiatives.
Occupancy and equipment expense increased $4.6 million during the year ended December 31, 2023 to $28.1 million compared to $23.6 million during the year ended December 31, 2022. This increase includes a $1.8 million loss on lease terminations primarily associated with branch closures.
Legal and professional expense decreased by $6.1 million during the year ended December 31, 2023 to $8.9 million as compared to $15.0 million during the year ended December 31, 2022. The decrease in legal and professional expenses was due to decreases in consulting, legal, and other fees as these were temporarily increased during the year ended December 31, 2022 due to the acceleration of some of our internal projects.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development, and public relations. During the year ended December 31, 2023, advertising expense decreased $2.9 million to $8.3 million compared to $11.2 million during the year ended December 31, 2022. This decrease is primarily attributable to realigning and decreasing our expenses after the Mortgage restructuring to reflect the decrease in production.

Mortgage restructuring expense of $12.5 million was reported during the year ended December 31, 2022 related to the exit from our direct-to-consumer internet delivery channel. These expenses primarily include $10.0 million related to salaries, commissions and employee benefits expense, including the acceleration of vesting on restricted stock units. Other components of this expense include $1.1 million related to software license and maintenance fees, $0.4 million impairment of our operating lease right-of-use assets, and $0.9 million loss on disposal of fixed assets.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $2.6 million during the year ended December 31, 2023 to $63.3 million compared to $60.7 million during the year ended December 31, 2022. This increase is primarily due to a $4.7 million increase in regulatory fees and assessments which was driven by a 2 basis point increase in the base deposit insurance assessment rate for insured depository institutions from the FDIC that began with the first quarterly assessment period of 2023, resulting in an additional $2.2 million in FDIC assessment expense during the year ended December 31, 2023. Additionally, the increase in regulatory fees and assessments includes a $1.8 million FDIC special assessment during the year ended December 31, 2023 to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the bank failures earlier in 2023.
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
Our efficiency ratio was 68.0% and 66.1% for the years ended December 31, 2023 and 2022, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 62.9% and 62.7% for the years ended December 31, 2023 and 2022, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $30.1 million and $35.0 million for the years ended December 31, 2023 and 2022, respectively. This represents effective tax rates of 20.0% and 21.9% for the years ended December 31, 2023 and 2022, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. State taxes, net of federal benefits, decreased our effective tax rate by 0.10% and increased our effective tax rate 2.41% for the years ended December 31, 2023 and 2022, respectively. Municipal interest income, net of interest disallowance decreased our effective tax rate by 1.20% and 1.11% for the years ended December 31, 2023 and 2022, respectively.

Financial condition
The following discussion of our financial condition compares balances as of December 31, 2023 and 2022.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	December 31,
	2023				2022
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$2,982,967	$1,720,733	18%	$2,671,861	$1,645,783	18%
Construction	2,123,177	1,397,313	15%	3,296,503	1,657,488	18%
Residential real estate:
1-to-4 family mortgage	1,569,525	1,568,552	17%	1,573,950	1,573,121	17%
Residential line of credit	1,231,038	530,912	6%	1,151,750	496,660	5%
Multi-family mortgage	627,387	603,804	6%	496,664	479,572	5%
Commercial real estate:
Owner-occupied	1,305,503	1,232,071	13%	1,156,534	1,114,580	12%
Non-owner occupied	2,026,491	1,943,525	21%	2,109,218	1,964,010	21%
Consumer and other	437,382	411,873	4%	393,632	366,998	4%
Total loans	$12,303,470	$9,408,783	100%	$12,850,112	$9,298,212	100%
Our loans HFI portfolio is our most significant earning asset, comprising 74.6% and 72.4% of our total assets at December 31, 2023 and 2022, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of December 31, 2023 and 2022, loans held for investment included approximately $254.6 million and $280.5 million, respectively, related to participated loans. We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the years ended December 31, 2023 and 2022, we sold $55.8 million and $160.8 million in loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of December 31, 2023 and 2022, there were no concentrations of loans exceeding 10% of total loans other than our exposure to Tennessee, Alabama and the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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

When our ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management. The table below shows concentration ratios for the Bank and Company as of December 31, 2023 and 2022.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
December 31, 2023
Construction	93.3%	91.2%
Commercial real estate	265.1%	259.0%
December 31, 2022
Construction	119.0%	117.2%
Commercial real estate	296.5%	291.9%

Loan categories: The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.
Commercial and industrial loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses, and farmers for working capital and operating needs and business expansions. This category also includes loans secured by manufactured housing receivables made primarily to manufactured housing communities. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees.

Construction loans.
Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on the Company's assessment of the value of the property on an as-completed basis and repayment depends upon project completion and sale, refinancing, or operation of the real estate.

1-4 family mortgage loans.
Our residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.

Residential line of credit loans.
Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 residential properties. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.

Multi-family residential loans.
Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.

Commercial real estate owner-occupied loans.
Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower.

Commercial real estate non-owner occupied loans.
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale or refinancing of the property or rental income from such property.

Consumer and other loans.
Consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes (without real estate) and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods, with repayment depending primarily on the cash flow of the borrower. Other loans also include loans to states and political subdivisions in the U.S. and are repaid through tax revenues or refinancing.

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

	December 31, 2023
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial
Real estate rental and leasing	$534,638	$335,619	$173
Finance and insurance	493,237	327,194	—
Construction	471,837	146,185	3,928
Manufacturing	266,628	172,955	4,512
Wholesale trade	161,955	93,842	189
Retail trade	156,342	117,409	9,761
Professional, scientific and technical services	136,748	70,453	2,393
Information	114,889	54,547	—
Transportation and warehousing	97,286	81,163	177
Administrative and support and waste management and remediation services	95,441	60,759	130
Other services (except public administration)	91,073	52,295	—
Health care and social assistance	89,693	56,893	135
Educational services	64,972	37,850	—
Accommodation and food services	41,073	29,979	—
Arts, entertainment and recreation	32,275	29,329	—
Agriculture, forestry, fishing and hunting	28,485	20,524	315
Other	106,395	33,737	17
Total	$2,982,967	$1,720,733	$21,730

Commercial real estate owner-occupied
Real estate rental and leasing	$254,514	$247,196	$—
Other services (except public administration)	181,870	178,266	130
Retail trade	156,501	150,745	—
Health care and social assistance	127,194	125,933	243
Accommodation and food services	103,404	103,246	—
Manufacturing	89,691	85,485	82
Wholesale trade	69,316	65,702	—
Construction	67,069	61,119	5
Transportation and warehousing	53,648	25,103	—
Professional, scientific and technical services	41,586	40,221	199
Arts, entertainment and recreation	34,944	33,419	—
Agriculture, forestry, fishing and hunting	24,563	22,164	1,083
Educational services	23,579	21,769	—
Finance and insurance	17,921	17,619	—
Information	16,126	14,250	871
Management of companies and enterprises	16,057	14,187	—
Other	27,520	25,647	575
Total	$1,305,503	$1,232,071	$3,188

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

	December 31, 2023
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$492,336	$481,541	$381
Office	374,213	348,205	35
Warehouse/industrial	340,351	312,728	—
Hotel	310,522	308,875	2,935
Self-storage	114,178	109,112	—
Land-mobile home park	113,528	107,633	—
Assisted living and special care facilities	82,045	81,626	—
Healthcare facility	76,899	76,481	—
Restaurants, bars and event venues	30,833	28,944	—
Recreation/sport/entertainment	29,973	29,973	—
Other	61,613	58,407	—
Total	$2,026,491	$1,943,525	$3,351

Construction
Consumer:
Construction	$211,443	$144,232	$695
Land	38,325	37,274	75
Commercial:
Multi-family	407,800	167,385	—
Land	274,187	243,270	—
Retail	39,227	26,922	—
Self Storage	34,830	23,474	—
Hotel	23,668	18,804	—
Recreation/sport/entertainment	18,952	1,901	—
Convenience Store/Gas Station	16,654	11,579	—
Office	15,355	12,334	—
Car Washes	15,324	8,741	—
Healthcare Facility	9,300	8,357	—
Other	26,327	11,317	350
Residential Development:
Construction	788,010	532,732	1,917
Land	151,833	109,353	—
Lots	51,942	39,638	—
Total	$2,123,177	$1,397,313	$3,037

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of December 31, 2023. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	December 31, 2023
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$757,697	$825,135	$136,928	$973	$1,720,733
Construction	877,916	440,735	71,418	7,244	1,397,313
Residential real estate:
1-to-4 family mortgage	69,867	429,307	248,361	821,017	1,568,552
Residential line of credit	42,881	97,115	390,621	295	530,912
Multi-family mortgage	89,138	362,551	136,891	15,224	603,804
Commercial real estate:
Owner-occupied	122,077	638,791	446,580	24,623	1,232,071
Non-owner occupied	162,595	978,007	785,530	17,393	1,943,525
Consumer and other	20,457	68,902	68,249	254,265	411,873
Total ($)	$2,142,628	$3,840,543	$2,284,578	$1,141,034	$9,408,783
Total (%)	22.8%	40.8%	24.3%	12.1%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of December 31, 2023.

	December 31, 2023
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$434,956	$528,080	$963,036
Construction	146,565	372,832	519,397
Residential real estate:
1-to-4 family mortgage	1,150,588	348,097	1,498,685
Residential line of credit	3,123	484,908	488,031
Multi-family mortgage	347,171	167,495	514,666
Commercial real estate:
Owner-occupied	821,297	288,697	1,109,994
Non-owner occupied	996,326	784,604	1,780,930
Consumer and other	364,850	26,566	391,416
Total ($)	$4,264,876	$3,001,279	$7,266,155
Total (%)	58.7%	41.3%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2023. As of December 31, 2022, we had $17.4 million in fixed-rate loans in which we have entered into variable rate swap contracts. There were no such loans outstanding as of December 31, 2023.

	December 31, 2023
(dollars in thousands)	Fixed interest rate	Floating interest rate	Total
As of December 31, 2023
One year or less	$584,894	$1,557,734	$2,142,628
One to five years	2,299,058	1,541,485	3,840,543
Five to fifteen years	1,161,075	1,123,503	2,284,578
Over fifteen years	804,743	336,291	1,141,034
Total ($)	$4,849,770	$4,559,013	$9,408,783
Total (%)	51.5%	48.5%	100.0%

Of the loans shown above with floating interest rates as of December 31, 2023, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$165	21	$—	—	$—	—	$—	—	$165	21
26-50 bps	1,216	50	1,922	50	—	—	—	—	3,138	50
51-75 bps	2,528	75	3,497	67	—	—	1,978	65	8,003	69
76-100 bps	15,079	100	4,508	99	10,103	93	—	—	29,690	98
101-200 bps	28,551	155	113,695	167	51,521	174	18,058	152	211,825	166
201-300 bps	80,748	265	123,869	262	125,592	265	23,255	262	353,464	264
301-400 bps	179,549	370	129,216	368	96,793	361	25,259	368	430,817	368
401-500 bps	553,866	462	286,551	468	356,359	472	45,150	465	1,241,926	466
501-600 bps	254,859	530	352,377	530	235,822	538	175,267	535	1,018,325	533
601 bps and above	788	666	19,931	757	18,953	694	25,592	626	65,264	686
Total loans with current rates above floors	$1,117,349	434	$1,035,566	421	$895,143	432	$314,559	474	$3,362,617	433
Loans at interest rate floors providing support:
1-25 bps	$—	—	$—	—	$411	10	$135	10	$546	10
51-75 bps	—	—	690	60	—	—	—	—	690	60
101-200 bps	—	—	36	125	266	110	—	—	302	112
Total loans at interest rate floors providing support	$—	—	$726	63	$677	49	$135	10	$1,538	52
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of December 31, 2023 and 2022, we had $86.5 million and $87.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. In our loan review process, we seek to identify and proactively address nonperforming loans. Accrued interest receivable written off as an adjustment to interest income amounted to $1.1 million for both the years ended December 31, 2023 and 2022. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $1.4 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

Nonperforming loans HFI increased $15.1 million to $60.9 million as of December 31, 2023 compared to $45.8 million as of December 31, 2022. The increase is primarily attributable to three commercial and industrial relationships moving to nonaccrual status.
In addition to loans HFI, we also included loans HFS that have stopped accruing interest or become 90 days or more past due. Our nonperforming commercial loans HFS represented a pool of acquired commercial loans. These loans amounted to $9.3 million as of December 31, 2022. There were no such loans outstanding as of December 31, 2023.
As of December 31, 2023 and 2022, we had $21.2 million and $26.2 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of December 31, 2023 and 2022, other real estate owned included $0.1 million and $2.1 million, respectively, of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $1.1 million and $0.4 million as of December 31, 2023 and 2022, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	December 31,
(dollars in thousands)	2023	2022
Loan Type:
Commercial and industrial	$21,730	$1,443
Construction	3,037	389
Residential real estate:
1-to-4 family mortgage	16,073	23,115
Residential line of credit	2,473	1,531
Multi-family mortgage	32	42
Commercial real estate:
Owner-occupied	3,188	5,410
Non-owner occupied	3,351	5,956
Consumer and other	11,039	7,960
Total nonperforming loans HFI	$60,923	$45,846
Commercial loans held for sale	—	9,289
Mortgage loans held for sale(1)	21,229	26,211
Other real estate owned	3,192	5,794
Other repossessed assets	1,139	351
Total nonperforming assets	$86,483	$87,491
Nonperforming loans held for investment as a percentage of total loans HFI	0.65%	0.49%
Nonperforming assets as a percentage of total assets	0.69%	0.68%
Nonaccrual loans HFI as a percentage of loans HFI	0.51%	0.30%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of December 31, 2023 and 2022. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $47.0 million at December 31, 2023 as compared to $31.3 million at December 31, 2022. The increase from December 31, 2022 to December 31, 2023 was primarily noted in our 1-to-4 family mortgage and our construction portfolios.

Allowance for credit losses
The allowance for credit losses represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off uncollectible accrued interest receivable.
We calculate our expected credit loss using a lifetime loss rate methodology. We utilize probability-weighted forecasts, which consider multiple macroeconomic variables from Moody's that are applicable to each type of loan. See “Critical Accounting Estimates - Allowance for credit losses” and Note 3 “Loans and allowance for credit losses” in the notes to the consolidated financial statements for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	December 31,
	2023		2022
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$19,599	1.14%	$11,106	0.67%
Construction	35,372	2.53%	39,808	2.40%
Residential real estate:
1-to-4 family mortgage	26,505	1.69%	26,141	1.66%
Residential line of credit	9,468	1.78%	7,494	1.51%
Multi-family mortgage	8,842	1.46%	6,490	1.35%
Commercial real estate:
Owner-occupied	10,653	0.86%	7,783	0.70%
Non-owner occupied	22,965	1.18%	21,916	1.12%
Consumer and other	16,922	4.11%	13,454	3.67%
Total allowance for credit losses on loans HFI	$150,326	1.60%	$134,192	1.44%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Allowance for credit losses on loans HFI at beginning of period	$134,192	$125,559	$170,389
Charge-offs:
Commercial and industrial	(462)	(2,087)	(4,036)
Construction	—	—	(30)
Residential real estate:
1-to-4 family mortgage	(46)	(77)	(154)
Residential line of credit	—	—	(18)
Multi-family mortgage	—	—	(1)
Commercial real estate:
Owner-occupied	(144)	(15)	—
Non-owner occupied	—	(268)	(1,566)
Consumer and other	(2,851)	(2,254)	(2,063)
Total charge-offs	$(3,503)	$(4,701)	$(7,868)
Recoveries:
Commercial and industrial	$273	$2,005	$861
Construction	10	11	3
Residential real estate:
1-to-4 family mortgage	100	54	125
Residential line of credit	1	17	115
Commercial real estate:
Owner-occupied	109	88	156
Non-owner occupied	1,833	—	—
Consumer and other	573	766	773
Total recoveries	$2,899	$2,941	$2,033
Net charge-offs	(604)	(1,760)	(5,835)
Provision for (reversal of) credit losses on loans HFI	16,738	10,393	(38,995)
Allowance for credit losses on loans HFI at the end of period	$150,326	$134,192	$125,559
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.02)%	(0.08)%
Allowance for credit losses on loans HFI as a percentage of loans at end of period	1.60%	1.44%	1.65%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	311.7%	489.2%	353.0%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans at end of period	246.7%	292.7%	265.4%

The following tables details our provision for credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2023
Commercial and industrial	$8,682	$(189)	$1,678,832	(0.01)%
Construction	(4,446)	10	1,594,317	—%
Residential real estate:
1-to-4 family mortgage	310	54	1,558,477	—%
Residential line of credit	1,973	1	507,884	—%
Multi-family mortgage	2,352	—	519,554	—%
Commercial real estate:
Owner-occupied	2,905	(35)	1,169,680	—%
Non-owner occupied	(784)	1,833	1,925,759	0.10%
Consumer and other	5,746	(2,278)	381,474	(0.60)%
Total	$16,738	$(604)	$9,335,977	(0.01)%
Year ended December 31, 2022
Commercial and industrial	$(4,563)	$(82)	$1,466,685	(0.01)%
Construction	11,221	11	1,549,622	—%
Residential real estate:
1-to-4 family mortgage	7,060	(23)	1,438,801	—%
Residential line of credit	1,574	17	431,826	—%
Multi-family mortgage	(486)	—	411,509	—%
Commercial real estate:
Owner-occupied	(4,883)	73	1,060,523	0.01%
Non-owner occupied	(3,584)	(268)	1,839,577	(0.01)%
Consumer and other	4,054	(1,488)	343,107	(0.43)%
Total	$10,393	$(1,760)	$8,541,650	(0.02)%
Year Ended December 31, 2021
Commercial and industrial	$4,178	$(3,175)	$1,271,476	(0.25)%
Construction	(29,874)	(27)	1,138,769	—%
Residential real estate:
1-to-4 family mortgage	(87)	(29)	1,130,019	—%
Residential line of credit	(4,728)	97	392,907	0.02%
Multi-family mortgage	(197)	(1)	310,874	—%
Commercial real estate:
Owner occupied	7,588	156	917,334	0.02%
Non-owner occupied	(16,813)	(1,566)	1,683,413	(0.09)%
Consumer and other	938	(1,290)	352,421	(0.37)%
Total	$(38,995)	$(5,835)	$7,197,213	(0.08)%
The ACL on loans HFI was $150.3 million and $134.2 million and represented 1.60% and 1.44% of loans HFI as of December 31, 2023 and 2022, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 3, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements. For the year ended December 31, 2023, we experienced net charge-offs of $0.6 million, or 0.01% of average loans HFI, compared to net charge-offs of $1.8 million, or 0.02% for the year ended December 31, 2022. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 16 basis points to 0.65% as of December 31, 2023 compared to December 31, 2022 primarily due to three commercial and industrial relationships moving to nonaccrual status.
As a ratio of ACL to loans HFI by loan type, our commercial and industrial, HELOC and consumer and other portfolios incurred the largest increases period-over-period. These portfolios are heavily reliant on the strength of the economy; and therefore, they are adversely affected by inflation and high interest rates.

We also maintain an allowance for credit losses on unfunded commitments, which decreased to $8.8 million as of December 31, 2023 from $23.0 million as of December 31, 2022 due to a 18.5% or $657.2 million decrease in unfunded loan commitments during the period. Notably, there was a $913.2 million decrease in unfunded loan commitments in our construction loan category pipeline which resulted in a $14.2 million decrease in required ACL related to unfunded commitments. Our unfunded commitments in our construction loan category decreased as a result of management's concentrated effort over the last year to reduce commitments in specific categories judged to be inherently higher risk considering the current and projected economic conditions. Partially offsetting the decrease in unfunded loan commitments in our construction portfolio was a $236.2 million increase in unfunded loan commitments for commercial and industrial loans compared to December 31, 2022.
Loans held for sale
Commercial loans held for sale
Historically, our loans held for sale included a previously acquired portfolio of commercial loans. During the year ended December 31, 2023, we exited the final relationship. As of December 31, 2022, the loans had a fair value of $30.5 million.
The change in fair value of the portfolio which is included in 'Other noninterest income' on the consolidated statement of income amounted to a loss of $2.1 million for the year ended December 31, 2023 compared to a loss of $5.1 million for the year ended December 31, 2022. The portfolio experienced a net gain of $7.2 million over the life of the portfolio.
Mortgage loans held for sale
Mortgage loans held for sale consisted of $46.6 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $21.2 million of GNMA optional repurchase loans. This compares to $82.8 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $26.2 million of GNMA optional repurchase loans as of December 31, 2022.
Generally, mortgage volume decreases in rising interest rate environments and slower housing markets and increases in lower interest rate environments and robust housing markets. Interest rate lock volume for the years ended December 31, 2023 and 2022 totaled $1.40 billion and $2.70 billion, respectively. The decrease in interest rate lock volume during the year ended December 31, 2023 reflects the slow down experienced across the industry due primarily to higher interest rates. The decrease also reflects the exit from our direct-to-consumer internet delivery channel completed during 2022. Interest rate lock volume within our direct-to-consumer internet delivery channel for the year ended December 31, 2022 totaled $663.8 million. Interest rate lock commitments in the pipeline were $69.2 million as of December 31, 2023 compared with $118.3 million as of December 31, 2022.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $10.55 billion and $10.86 billion as of December 31, 2023 and 2022, respectively. Noninterest-bearing deposits at December 31, 2023 and December 31, 2022 were $2.22 billion and $2.68 billion, respectively, while interest-bearing deposits were $8.33 billion and $8.18 billion at December 31, 2023 and 2022, respectively.
The decrease in noninterest-bearing deposits of $458.2 million from December 31, 2022 to December 31, 2023 is attributable to migration to interest-yielding products such as money market and savings deposits, which increased by $507.6 million from December 31, 2022. Also included in noninterest-bearing deposits are certain mortgage escrow deposits from our third-party mortgage servicing provider, which amounted to $63.6 million and $75.6 million as of December 31, 2023 and 2022, respectively.
Interest-bearing checking deposits decreased by $555.6 million from December 31, 2022 due largely to decreases in our deposits from municipal and governmental entities, also known as public funds, which decreased by $475.9 million during the period. The decrease in public funds was due to management's decision to not renew certain maturing public deposits due to rising costs of these deposits.
Additionally, brokered and internet time deposits increased by $149.0 million to $150.8 million as of December 31, 2023 compared to December 31, 2022, which was a result of our balance sheet and liquidity management strategy, which included issuing brokered time deposits in order to increase the liquidity of our balance sheet.
As a result of the rising interest rate environment and the shift in our deposit composition, we have experienced an increase in our cost of interest-bearing deposits and total deposits. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management's discussion and analysis under the subheading “Results of operations” discussion.
We utilize designated fair value hedges to mitigate interest rate exposure associated with certain fixed-rate money market deposits. The aggregate fair value of these hedges included in the carrying amount of total money market deposits as of December 31, 2023 and 2022 was $4.5 million and $9.8 million, respectively.
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 22, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

							December 31,
	2023			2022			2021
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,218,382	21%	—%	$2,676,631	25%	—%	$2,740,214	26%	—%
Interest-bearing demand	2,504,421	24%	2.86%	3,059,984	28%	0.70%	3,418,666	32%	0.35%
Money market	3,819,814	36%	3.53%	3,226,102	30%	0.80%	3,066,347	28%	0.36%
Savings deposits	385,037	4%	0.06%	471,143	4%	0.05%	480,589	4%	0.06%
Customer time deposits	1,469,811	14%	3.15%	1,420,131	13%	0.99%	1,103,594	10%	0.67%
Brokered and internet time deposits	150,822	1%	5.27%	1,843	—%	1.36%	27,487	—%	1.69%
Total deposits	$10,548,287	100%	2.39%	$10,855,834	100%	0.54%	$10,836,897	100%	0.30%

Total Uninsured Deposits	$4,899,349	46%		$5,644,534	52%		$4,877,819	45%

Customer Time Deposits(2)
0.00-1.00%	$62,464	4%		$387,739	27%		$889,664	81%
1.01-2.00%	114,521	8%		341,721	24%		114,629	10%
2.01-3.00%	51,346	4%		89,916	6%		91,007	8%
3.01-4.00%	268,550	18%		342,576	24%		8,288	1%
4.01-5.00%	812,781	55%		224,308	16%		6	—%
Above 5.00%	160,149	11%		33,871	3%		—	—%
Total customer time deposits	$1,469,811	100%		$1,420,131	100%		$1,103,594	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$99	—%		$99	5%		$99	—%
1.01-2.00%	—	—%		747	41%		16,953	62%
2.01-3.00%	248	—%		747	41%		6,201	23%
3.01-4.00%	—	—%		250	13%		4,234	15%
4.01-5.00%	—	—%		—	—%		—	—%
Above 5.00%	150,475	100%		—	—%		—	—%
Total brokered and internet time deposits	$150,822	100%		$1,843	100%		$27,487	100%
Total time deposits	$1,620,633			$1,421,974			$1,131,081
(1) Average rates are presented for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Rates are presented as of period-end.
Further details related to our deposit customer base is presented below as of the dates indicated:

	December 31,
	2023		2022
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,880,890	46%	$4,985,544	46%
Commercial	4,069,724	39%	3,796,698	35%
Public	1,597,673	15%	2,073,592	19%
Total deposits	$10,548,287	100%	$10,855,834	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of December 31, 2023:

	December 31, 2023
(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$142,229	3.15%
Over Three to Six	258,108	3.84%
Over Six to Twelve	318,942	3.86%
Over Twelve	256,766	3.53%
Total	$976,045	3.66%

Time deposits of greater than $250
Months to maturity:
Three or less	$84,439	4.16%
Over Three to Six	249,085	4.73%
Over Six to Twelve	226,453	4.55%
Over Twelve	84,611	3.92%
Total	$644,588	4.49%
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Collateralized deposits are included within our total uninsured deposits.
As of December 31, 2023, the estimated portion of time deposits outstanding that are otherwise uninsured by maturity were as follows:

December 31, 2023
(dollars in thousands)	Amount
Months to maturity:
Three or less	$57,368
Over Three to Six	147,821
Over Six to Twelve	148,948
Over Twelve	83,473
Total	$437,610
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	December 31,
	2023	2022
Estimated insured or collateralized deposits(1)	$7,414,224	$7,288,641
Estimated uninsured deposits(2)	$4,899,349	$5,644,534
Estimated uninsured and uncollateralized deposits(1)	$3,134,063	$3,567,193
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	29.7%	32.9%
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $47.8 million and $75.4 million at December 31, 2023 and 2022, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $35.5 million and $135.1 million at December 31, 2023 and 2022, respectively.
AFS debt securities portfolio
Our investment portfolio objectives include maximizing total return after other primary objectives are achieved such as, but not limited to, providing liquidity, capital preservation, and pledging collateral for certain deposit types, various lines of credit and other borrowings. The investment objectives guide the portfolio allocation among security types, maturities, and other attributes.
The fair value of our AFS debt securities portfolio was $1.47 billion as of both December 31, 2023 and 2022. Included in the fair value of AFS debt securities were net unrealized losses of $186.8 million and $234.4 million as of December 31, 2023 and 2022, respectively. Current net unrealized losses are due to interest rate increases.
During the year ended December 31, 2023, we sold $100.5 million of AFS debt securities. The sales contributed to a pre-tax loss on securities of $14.0 million. We primarily sold collateralized mortgage obligations, U.S. government agency securities and municipal securities. We reinvested the proceeds from the sales primarily into U.S. government agency AFS debt securities in order increase the effective yield of our portfolio. Including the reinvestment of these proceeds, we purchased $202.1 million of AFS debt securities during the year ended December 31, 2023 and had maturities and calls of securities which totaled $128.2 million.
During the year ended December 31, 2022, we sold $1.2 million of AFS debt securities. During the same period, we purchased $242.9 million of AFS debt securities. Maturities and calls of securities totaled $204.7 million for the year ended December 31, 2022.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	December 31,
	2023			2022
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. Treasury securities:
Maturing within one year	$61,466	4.2%	2.50%	$729	—%	2.40%
Maturing in one to five years	47,030	3.2%	1.59%	106,951	7.3%	2.10%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	108,496	7.4%	2.10%	107,680	7.3%	2.10%
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	13,094	0.9%	1.96%	27,082	1.8%	1.50%
Maturing in five to ten years	6,000	0.4%	6.40%	12,011	0.8%	1.70%
Maturing after ten years	184,862	12.6%	6.23%	969	0.1%	3.32%
Total U.S. government agency securities	203,956	13.9%	5.96%	40,062	2.7%	1.60%
Municipal securities:
Maturing within one year	2,813	0.2%	2.23%	3,496	0.2%	2.18%
Maturing in one to five years	11,677	0.8%	5.85%	17,775	1.2%	2.38%
Maturing in five to ten years	40,304	2.7%	3.60%	39,034	2.7%	3.12%
Maturing after ten years	187,469	12.7%	2.94%	204,115	13.9%	3.18%
Total municipal securities	242,263	16.4%	3.00%	264,420	18.0%	3.10%
Mortgage-backed securities - residential and commercial:
Maturing within one year	126	—%	1.57%	—	—%	—%
Maturing in one to five years	3,239	0.2%	2.91%	3,834	0.3%	2.73%
Maturing in five to ten years	33,121	2.3%	2.97%	23,683	1.6%	2.65%
Maturing after ten years	877,446	59.6%	1.86%	1,024,320	69.6%	1.84%
Total mortgage-backed securities - residential and commercial	913,932	62.1%	1.90%	1,051,837	71.5%	1.86%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	373	—%	5.00%
Maturing in five to ten years	3,326	0.2%	4.33%	6,814	0.5%	3.87%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	3,326	0.2%	4.33%	7,187	0.5%	3.94%
Total AFS debt securities	$1,471,973	100.0%	2.66%	$1,471,186	100.0%	2.10%
(1)Yields on a tax-equivalent basis.

Equity Securities
We had $3.0 million in marketable equity securities recorded at fair value that primarily consisted of mutual funds as of December 31, 2022. There were no such securities outstanding as of December 31, 2023. During the years ended December 31, 2023 and 2022, the change in the fair value of equity securities resulted in net gain of $0.1 million and a net loss of $0.4 million, respectively.
Borrowed funds
Deposits are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, borrow from the Federal Reserve’s Discount Window, leverage the Bank Term Funding Program from the Federal Reserve, purchase federal funds and engage in overnight borrowing with correspondent banks, or enter into client repurchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds.

Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the sources of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds.
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $19.3 million and $21.9 million at December 31, 2023 and 2022, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e., federal funds purchased) totaled $89.4 million and $65.0 million as of December 31, 2023 and 2022, respectively.
FHLB short-term advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of December 31, 2023 and 2022 and had total borrowing capacity of $1.76 billion and $1.27 billion, respectively. As of December 31, 2023 and 2022, we had qualifying loans pledged as collateral securing these lines amounting to $3.01 billion and $2.67 billion, respectively. Overnight cash advances against this line totaled $175.0 million as of December 31, 2022. There were no FHLB advances outstanding as of December 31, 2023.
Bank Term Funding Program
In March 2023, the Federal Reserve established the Bank Term Funding Program to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the March 2023 high-profile bank failures. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. At December 31, 2023, we had outstanding borrowings of $130.0 million under the BTFP at a borrowing rate of 4.85% and a maturity date of December 26, 2024.
Subordinated debt
During the year ended December 31, 2003, we formed two separate trusts which issued $9.0 million and $21.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. We issued junior subordinated debentures of $9.3 million, which included proceeds of common securities which we purchased for $0.3 million, and junior subordinated debentures of $21.7 million which included proceeds of common securities of $0.7 million. The trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by us. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts.
Additionally, during the year ended December 31, 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. We mitigate our interest rate exposure associated with these notes through the use of fair value hedging instruments. See Note 15, “Derivatives” in the notes to the consolidated financial statements for additional details related to these instruments.

Further information related to our subordinated debt as of December 31, 2023 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	8.84%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	8.77%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual fixed(3)
Unamortized debt issuance costs				(612)
Fair value hedge (See Note 15, “Derivatives”)				(673)
Total subordinated debt, net				$129,645
(1)The Company classifies $30.0 million of the Trusts' subordinated debt as Tier 1 capital.
(2)The Company classified the issuance, net of unamortized issuance costs and the associated fair value hedge as Tier 2 capital, which will be phased out 20% per year in the final five years before maturity.
(3)Beginning on September 1, 2025 the coupon structure migrates to the 3-month SOFR plus a spread of 439 basis points through the end of the term of the debenture.

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.3 million and $1.4 million as of December 31, 2023 and 2022, respectively. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that have become past due over 90 days and are eligible for repurchase totaling $21.2 million and $26.2 million as of December 31, 2023 and 2022, respectively. See Note 7, “Leases” and Note 16, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of December 31, 2023 and 2022, we had pledged securities related to these items with carrying values of $929.5 million and $1.19 billion, respectively.
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

As of December 31, 2023, there were no outstanding cash advances from the FHLB. As of December 31, 2023, there was $1.76 billion available to borrow against with a remaining capacity of $1.30 billion. As of December 31, 2022, there was $1.27 billion available to borrow against with a remaining capacity of $830.0 million.
We also maintained unsecured lines of credit with other commercial banks totaling $370.0 million and $350.0 million as of December 31, 2023 and 2022, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e., federal funds purchased) totaled $89.4 million and $65.0 million as of December 31, 2023 and 2022, respectively. As of both December 31, 2023 and 2022, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.
Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	December 31,
(dollars in thousands)	2023	2022
Current on-balance sheet liquidity:
Cash and cash equivalents	$810,932	$1,027,052
Unpledged available-for-sale debt securities	542,427	280,165
Equity securities, at fair value	—	2,990
Total on-balance sheet liquidity	$1,353,359	$1,310,207

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,350,026	$3,595,812
FHLB remaining borrowing capacity	1,297,702	829,959
Federal Reserve discount window	2,431,084	2,470,000
Total available sources of liquidity	$7,078,812	$6,895,771

On-balance sheet liquidity as a percentage of total assets	10.7%	10.2%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	269.0%	230.0%
(1)Includes capacity available per internal policy in the form of brokered deposits and unsecured lines of credit.
(2)Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
The Company also maintains the ability to access capital markets to meet its liquidity needs. The Company may utilize various methods to raise capital, including through the sale of common stock, preferred stock, depository shares, debt securities, rights, warrants and units. Specific terms and prices would be determined at the time of any such offering. In the past, the Company has utilized capital markets to generate liquidity in the form of common stock and subordinated debt primarily for the purpose of funding acquisitions.
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid by the Bank to the Company. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” “Item 1A. Risk Factors - Risks related to our business” and “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends,” within this Report.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of December 31, 2023 and December 31, 2022, $218.4 million and $161.3 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During both the years ended December 31, 2023 and 2022, there were $49.0 million in cash dividends approved by the Board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to December 31, 2023, the Board approved a dividend from the Bank to the holding company to be paid in the first quarter for $8.5 million that also did not require approval from the TDFI.

During the year ended December 31, 2023, the Company declared shareholder dividends of $0.60 per share, or $28.3 million. During the year ended December 31, 2022, the Company declared shareholder dividends of $0.52 per share, or $24.7 million. Subsequent to December 31, 2023, the Company declared a quarterly dividend in the amount of $0.17 per share, payable on February 27, 2024, to stockholders of record as of February 13, 2024.
Shareholders’ equity and capital management
Our total shareholders’ equity was $1.45 billion as of December 31, 2023 and $1.33 billion as of December 31, 2022. Book value per common share was $31.05 as of December 31, 2023 and $28.36 as of December 31, 2022. The increase in shareholders’ equity was primarily attributable to an increase in retained net income, net of dividends declared and paid and an increase in unrealized value of $47.6 million within our AFS debt securities portfolio from December 31, 2022. The increase in shareholders’ equity as of December 31, 2023 was partially off-set by dividends declared and paid of $28.3 million.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of December 31, 2023 and 2022, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 19, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

December 31, 2023	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total Risk-Based Capital ratio	14.5%	14.2%	10.0%
Tier 1 Capital ratio	12.5%	12.2%	8.0%
Common Equity Tier 1 ratio (CET1)	12.2%	12.2%	6.5%
Leverage ratio	11.3%	11.1%	5.0%
(1) Applicable to Bank level capital.
Capital ratios are well above regulatory requirements for well-capitalized institutions. Management uses risk-based capital ratios in its analysis of the measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company.
Critical accounting estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general practices within the banking industry. A summary of our accounting policies is included in “Item 8. Financial Statements and Supplementary Data - Note 1, Basis of presentation” of this Report. Certain of these policies require management to apply significant judgement and estimates, which can have a material impact on the carrying value of certain assets and liabilities, and we consider the below policies to be our critical accounting policies.
Allowance for credit losses
The allowance for credit losses represents management’s best estimate of expected credit losses over the life of our loan portfolios as measured at each respective recent balance sheet date. However, significant downturns in circumstances relating to loan quality or economic conditions could necessitate additional provisions or reductions in the ACL. Unanticipated changes and events could have a significant impact on the financial performance of our loan customers and their ability to perform as agreed. The economic indices sourced from economic forecasts and used in developing the ACL include the unemployment rate, changes in the U.S. gross domestic product, changes in commercial real estate prices and BBB spread.
Given the dynamic relationship between macroeconomic variables within our modeling framework it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity, we calculated a quantitative allowance using an alternative negative economic scenario. Under this alternative negative economic scenario, a significant deterioration in economic conditions was assumed which would negatively impact the underlying economic variables, compared to our baseline forecast. Below is a comparison of key economic assumptions between these scenarios at the end of each period noted below.

	December 31,
	2023	2024	2025
Baseline forecast:
Unemployment rate	3.70%	4.00%	4.10%
GDP	2.40%	1.70%	1.70%
CRE price index	343.2	321.8	344.6
BBB spread	2.00%	2.50%	2.50%

Negative economic scenario:
Unemployment rate	3.70%	5.70%	5.30%
GDP	2.40%	0.20%	1.50%
CRE price index	343.2	288.5	320.7
BBB spread	2.00%	3.00%	2.70%
Excluding the impact of qualitative considerations, using only the negative economic scenario would result in a hypothetical increase over ending ACL of approximately $52.7 million at December 31, 2023.
The preceding sensitivity analysis results do not represent our view of expected credit losses nor is it intended to estimate future changes in provisioning for credit losses due to:
•highly uncertain and speculative economic environment;
•inter-relatedness and non-linearity of economic variables resulting inability to extrapolate to additional changes in variables; and
•sensitivity analysis does not consider any quantitative or qualitative adjustments and associated risk profile components incorporated by management as part of its overall ACL framework.
Mortgage servicing rights
We account for our mortgage servicing rights at fair value at each reporting date with changes in the fair value reported in earnings in the period in which the changes occur. We retain the right to service certain mortgage loans that we sell to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage is sold.
The retained mortgage servicing right is initially measured at the fair value of future net cash flows expected to be realized for performing servicing activities. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. These techniques require management to make estimates regarding future servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balance and servicing costs. Changes in interest rates and prepayments speeds or other factors impact the fair value of the MSR which impacts earnings. The fair value of the MSR was $164.2 million at December 31, 2023.
Based on a hypothetical sensitivity analysis, we estimate that an increase in discount rates of 100 basis points and 200 basis points would reduce the December 31, 2023 fair value of the MSR by approximately 4.65% (or $7.6 million) and 8.90% (or $14.6 million), respectively. Separately, a 10% and 20% increase on the prepayment rates would reduce the December 31, 2023 fair value of the MSR by approximately 2.81% (or $4.6 million) and 5.43% (or $8.9 million), respectively.
The above summary demonstrates the sensitivity of fair value to hypothetical changes in primary interest rates. This sensitivity analysis does not reflect the expected outcome.

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
The ALCO, which is authorized by our Board of Directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	December 31,
(in basis points)	2023	2022
+400	8.99%	20.6%
+300	6.81%	15.1%
+200	4.65%	10.8%
+100	2.44%	5.98%
-100	(2.86)%	(6.32)%
-200	(6.54)%	(13.2)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	December 31,
(in basis points)	2023	2022
+400	(16.6)%	(9.90)%
+300	(13.6)%	(7.00)%
+200	(8.05)%	(4.00)%
+100	(3.29)%	(1.66)%
-100	1.03%	0.99%
-200	(0.63)%	1.07%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of December 31, 2023 and 2022 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our variable-rate loan portfolio is indexed to market rates and timing of repricing of loans and deposits varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.

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
We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 15, “Derivatives” in the notes to our consolidated financial statements.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making the assessment, management used the “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment management has determined that, as of December 31, 2023, the Company's internal control over financial reporting is effective based on the COSO 2013 framework. Additionally, based upon management's assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of FB Financial Corporation
Nashville, Tennessee
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of FB Financial Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts and Qualitative Adjustments
As described in Note 1 – Basis of presentation and Note 3 – Loans and allowance for credit losses on loans HFI, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. The allowance for credit losses (“ACL”) on loans held for investment on December 31, 2023 was $150.3 million. The provision for credit losses on loans held for investment for the year ended December 31, 2023 was $16.7 million.
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
February 27, 2024

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$146,542	$259,872
Federal funds sold and reverse repurchase agreements	83,324	210,536
Interest-bearing deposits in financial institutions	581,066	556,644
Cash and cash equivalents	810,932	1,027,052
Investments:
Available-for-sale debt securities, at fair value	1,471,973	1,471,186
Equity securities, at fair value	—	2,990
Federal Home Loan Bank stock, at cost	34,190	58,641
Loans held for sale (includes $46,618 and $113,240 at fair value, respectively)	67,847	139,451
Loans held for investment	9,408,783	9,298,212
Less: allowance for credit losses on loans HFI	150,326	134,192
Net loans held for investment	9,258,457	9,164,020
Premises and equipment, net	155,731	146,316
Operating lease right-of-use assets	54,295	60,043
Interest receivable	52,715	45,684
Mortgage servicing rights, at fair value	164,249	168,365
Bank-owned life insurance	76,143	75,329
Other real estate owned, net	3,192	5,794
Goodwill	242,561	242,561
Core deposit and other intangibles, net	8,709	12,368
Other assets	203,409	227,956
Total assets	$12,604,403	$12,847,756
LIABILITIES
Deposits
Noninterest-bearing	$2,218,382	$2,676,631
Interest-bearing checking	2,504,421	3,059,984
Money market and savings	4,204,851	3,697,245
Customer time deposits	1,469,811	1,420,131
Brokered and internet time deposits	150,822	1,843
Total deposits	10,548,287	10,855,834
Borrowings	390,964	415,677
Operating lease liabilities	67,643	69,754
Accrued expenses and other liabilities	142,622	180,973
Total liabilities	11,149,516	11,522,238
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,848,934 and 46,737,912 shares issued and outstanding, respectively	46,849	46,738
Additional paid-in capital	864,258	861,588
Retained earnings	678,412	586,532
Accumulated other comprehensive loss, net	(134,725)	(169,433)
Total FB Financial Corporation common shareholders' equity	1,454,794	1,325,425
Noncontrolling interest	93	93
Total equity	1,454,887	1,325,518
Total liabilities and shareholders' equity	$12,604,403	$12,847,756
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)

5

	Years Ended December 31,
	2023	2022	2021
Interest income:
Interest and fees on loans	$599,195	$436,363	$359,262
Interest on investment securities
Taxable	27,257	25,469	15,186
Tax-exempt	7,153	7,332	7,657
Other	44,805	12,258	2,893
Total interest income	678,410	481,422	384,998

Interest expense:
Deposits	258,819	56,642	30,189
Borrowings	12,374	12,545	7,439
Total interest expense	271,193	69,187	37,628
Net interest income	407,217	412,235	347,370
Provision for (reversal of) credit losses on loans HFI	16,738	10,393	(38,995)
(Reversal of) provision for credit losses on unfunded commitments	(14,199)	8,589	(1,998)
Net interest income after provision for (reversal of) credit losses	404,678	393,253	388,363

Noninterest income:
Mortgage banking income	44,692	73,580	167,565
Service charges on deposit accounts	12,154	12,049	10,034
Investment services and trust income	11,320	8,866	8,558
ATM and interchange fees	10,282	15,600	19,900
(Loss) gain from investment securities, net	(13,973)	(376)	324
(Loss) gain on sales or write-downs of other real estate owned and other assets	(27)	(265)	2,827
Other income	6,095	5,213	19,047
Total noninterest income	70,543	114,667	228,255

Noninterest expenses:
Salaries, commissions and employee benefits	203,441	211,491	248,318
Occupancy and equipment expense	28,148	23,562	22,733
Data processing	9,230	9,315	9,987
Legal and professional fees	8,890	15,028	9,161
Advertising	8,267	11,208	13,921
Amortization of core deposit and other intangibles	3,659	4,585	5,473
Mortgage restructuring expense	—	12,458	—
Other expense	63,294	60,699	63,974
Total noninterest expense	324,929	348,346	373,567
Income before income taxes	150,292	159,574	243,051
Income tax expense	30,052	35,003	52,750
Net income applicable to FB Financial Corporation and noncontrolling interest	120,240	124,571	190,301
Net income applicable to noncontrolling interest	16	16	16
Net income applicable to FB Financial Corporation	$120,224	$124,555	$190,285

Earnings per common share:
Basic	$2.57	$2.64	$4.01
Diluted	2.57	2.64	3.97
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income (loss)
(Amounts are in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$120,240	$124,571	$190,301
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) in available-for-sale securities, net of tax expense (benefit) of $8,706, $(62,316), and $(7,224)	24,802	(176,798)	(22,475)
Reclassification adjustment for loss (gain) on sale of securities included in net income, net of tax benefit (expense) of $3,668, $—, and $(33)	10,406	(1)	(93)
Net unrealized (loss) gain in hedging activities, net of tax (benefit) expense of $(176), $532, and $293	(500)	1,508	831
Total other comprehensive income (loss), net of tax	34,708	(175,291)	(21,737)
Comprehensive income (loss) applicable to FB Financial Corporation and noncontrolling interest	154,948	(50,720)	168,564
Comprehensive income applicable to noncontrolling interest	16	16	16
Comprehensive income (loss) applicable to FB Financial Corporation	$154,932	$(50,736)	$168,548
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at December 31, 2020	$47,222	$898,847	$317,625	$27,595	$1,291,289	$93	$1,291,382
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	190,285	—	190,285	16	190,301
Other comprehensive loss, net of taxes	—	—	—	(21,737)	(21,737)	—	(21,737)
Repurchase of common stock	(179)	(7,416)	—	—	(7,595)	—	(7,595)
Stock based compensation expense	7	10,275	—	—	10,282	—	10,282
Restricted stock units vested and distributed, net of shares withheld	462	(10,620)	—	—	(10,158)	—	(10,158)
Shares issued under employee stock purchase program	37	1,443	—	—	1,480	—	1,480
Dividends declared and paid ($0.44 per share)	—	—	(21,244)	—	(21,244)	—	(21,244)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2021:	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	124,555	—	124,555	16	124,571
Other comprehensive loss, net of taxes	—	—	—	(175,291)	(175,291)	—	(175,291)
Repurchase of common stock	(997)	(38,982)	—	—	(39,979)	—	(39,979)
Stock based compensation expense	3	9,854	—	—	9,857	—	9,857
Restricted stock units vested, net of taxes	156	(2,998)	—	—	(2,842)	—	(2,842)
Shares issued under employee stock purchase program	27	1,185	—	—	1,212	—	1,212
Dividends declared and paid ($0.52 per share)	—	—	(24,689)	—	(24,689)	—	(24,689)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2022	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	120,224	—	120,224	16	120,240
Other comprehensive income, net of taxes	—	—	—	34,708	34,708	—	34,708
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	9	10,372	—	—	10,381	—	10,381
Restricted stock units vested, net of taxes	149	(2,213)	—	—	(2,064)	—	(2,064)
Performance-based restricted stock units vested, net of taxes	68	(1,383)	—	—	(1,315)	—	(1,315)
Shares issued under employee stock purchase program	21	702	—	—	723	—	723
Dividends declared and paid ($0.60 per share)	—	—	(28,344)	—	(28,344)	—	(28,344)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2023	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$120,240	$124,571	$190,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	11,180	8,017	8,416
Amortization of core deposit and other intangibles	3,659	4,585	5,473
Amortization of issuance costs on subordinated debt and accretion of subordinated debt fair value premium, net	387	387	17
Capitalization of mortgage servicing rights	(7,192)	(20,809)	(39,018)
Net change in fair value of mortgage servicing rights	11,308	(32,044)	3,503
Stock-based compensation expense	10,381	9,857	10,282
Provision for (reversal of) credit losses on loans HFI	16,738	10,393	(38,995)
(Reversal of) provision for credit losses on unfunded commitments	(14,199)	8,589	(1,998)
Provision for mortgage loan repurchases	(650)	(2,989)	(766)
(Accretion) amortization of discounts and premiums on acquired loans, net	(694)	1,020	853
Amortization (accretion) of premiums and discounts on securities, net	6,106	6,589	8,777
Loss (gain) from investment securities, net	13,973	376	(324)
Originations of loans held for sale	(1,199,362)	(2,403,476)	(6,300,892)
Repurchases of loans held for sale	—	(194)	(487)
Proceeds from sale of loans held for sale	1,276,596	3,067,204	6,387,110
Gain on sale and change in fair value of loans held for sale	(28,541)	(47,783)	(161,964)
Net loss (gain) on write-downs of other real estate owned and other assets	27	265	(2,827)
Provision for deferred income taxes	(1,415)	12,552	30,770
Earnings on bank-owned life insurance	(1,871)	(1,452)	(1,542)
Changes in:
Operating lease assets and liabilities, net	3,637	5,030	(969)
Other assets and interest receivable	6,564	(17,222)	59,283
Accrued expenses and other liabilities	(15,800)	56,247	(100,108)
Net cash provided by operating activities	211,072	789,713	54,895
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	100,463	1,218	8,855
Maturities, prepayments and calls	128,206	204,748	296,256
Purchases	(202,054)	(242,889)	(847,212)
Proceeds from sales of equity securities	3,091	—	—
Net change in loans	(97,302)	(1,675,976)	(309,766)
Sales of FHLB stock	32,444	—	4,294
Purchases of FHLB stock	(7,993)	(26,424)	(5,279)
Purchases of premises and equipment	(20,229)	(10,629)	(6,102)
Proceeds from the sale of premises and equipment	123	875	—
Proceeds from the sale of other real estate owned	6,083	4,959	9,396
Proceeds from the sale of other assets	1,717	—	—
Proceeds from bank-owned life insurance	236	—	—
Net cash used in investing activities	(55,215)	(1,744,118)	(849,558)
Cash flows from financing activities:
Net (decrease) increase in deposits	(312,897)	28,784	1,378,860
Net increase in securities sold under agreements to repurchase and federal funds purchased	21,819	46,229	8,517
Net (decrease) increase in short-term FHLB advances and Bank Term Funding Program	(45,000)	175,000	—
Payments on subordinated debt	—	—	(60,000)
Payments on other borrowings	—	—	(15,000)
Share based compensation withholding payments	(3,379)	(2,842)	(10,158)
Net proceeds from sale of common stock under employee stock purchase program	723	1,212	1,480
Repurchase of common stock	(4,944)	(39,979)	(7,595)
Dividends paid on common stock	(28,057)	(24,503)	(20,866)
Dividend equivalent payments made upon vesting of equity compensation	(226)	(168)	(717)
Noncontrolling interest distribution	(16)	(16)	(16)
Net cash (used in) provided by financing activities	(371,977)	183,717	1,274,505
Net change in cash and cash equivalents	(216,120)	(770,688)	479,842
Cash and cash equivalents at beginning of the period	1,027,052	1,797,740	1,317,898
Cash and cash equivalents at end of the period	$810,932	$1,027,052	$1,797,740

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Interest paid	$261,032	$63,701	$41,238
Taxes paid, net	37,937	906	61,693
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,736	$1,437	$5,262
Transfers from loans to other assets	2,925	—	—
Transfers from other real estate owned to other assets	75	—	—
Transfers from other real estate owned to premises and equipment	—	351	—
Loans provided for sales of other real estate owned	—	—	704
Loans provided for sales of other assets	911	—	—
Transfers from loans to loans held for sale	13,720	46,364	10,408
Transfers from loans held for sale to loans	3,273	24,479	86,315
(Decrease) increase in rebooked GNMA loans under optional repurchase program	(4,982)	26,211	—
Dividends declared not paid on restricted stock units	287	222	400
Right-of-use assets obtained in exchange for operating lease liabilities	7,300	25,399	970
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation
(A) Organization and Company overview
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee.
FirstBank (the “Bank”), a direct subsidiary of the Company, headquartered in Nashville, provides a comprehensive suite of commercial and consumer banking services to clients in select markets. These services are offered through the Bank's 81 full-service branches throughout Tennessee, Kentucky, Alabama and North Georgia, as well as other limited servicing banking, ATM and mortgage loan production locations serving metropolitan and community markets across its footprint.
(B) Basis of presentation and use of estimates
The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries, namely the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accounting policies followed by the Company and its subsidiaries and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and general banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, the most significant of which relate to the allowance for credit losses and mortgage servicing rights.
Certain policies that significantly affect the determination of financial position, results of operations and cash flows are summarized below. Additionally, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not materially impact the Company's consolidated financial statements.
(C) Cash and cash equivalents
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
(D) Investment securities
Available-for-sale debt securities, at fair value
Debt securities that might be sold before maturity are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of applicable taxes, unless such unrealized gain or loss results from expected credit losses. Unrealized losses resulting from credit losses for available-for-sale debt securities are recognized in earnings as a provision for credit losses.
Accrued interest receivable for available-for-sale securities is separated from other components of amortized cost and presented separately on the consolidated balance sheets. The amortization and accretion of purchase premiums or discounts is recognized as interest income on the level-yield method anticipating prepayments based upon the prior three month average monthly prepayments when available.
The Company evaluates available-for-sale securities for expected credit losses. For securities in an unrealized loss position, consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
If the Company does not intend to sell the security and it is not more likely than not to be required to sell the security before recovery of its amortized cost basis, the difference between the amortized cost and the fair value is separated into estimated credit losses and all other factors. Estimated credit losses are recorded as an allowance for credit losses and

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
recognized in earnings as a provision for credit losses. Amounts related to other, non-credit related factors are recognized in other comprehensive income, net of applicable taxes.
The Company did not record any provision for credit losses for its available-for-sale debt securities during the years ended December 31, 2023 and 2022 as declines in fair value below amortized cost were determined to be non-credit related.
Sales of available-for-sale securities are evaluated based on factors such as changes in interest rates, liquidity needs, asset and liability management strategies and other factors. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the expected credit loss recognized in earnings is equal to the difference between its amortized cost basis and its fair value at the date it was determined to be impaired due to credit losses or other factors. The sale and purchase of investment securities are recognized on a trade date basis with gains and losses on sales being determined using the specific identification method.
Held-to-maturity securities
Debt securities are classified as held-to-maturity and carried at amortized cost, excluding accrued interest, when management has the positive intent and ability to hold them to maturity. At December 31, 2023 and 2022, the Company did not own held-to-maturity securities.
Trading account securities
Trading account securities are held for the purpose of buying and selling securities at a profit. Trading account securities are carried at fair value on the balance sheet, with any periodic changes in fair value recorded through income. At December 31, 2023 and 2022, the Company did not own trading account securities.
Equity securities, at fair value
Equity securities with readily determinable market values are carried at fair value on the balance sheet with any periodic changes in fair value recorded through income. Equity securities without readily determinable market values are carried at cost less impairment and included in “Other assets” on the consolidated balance sheets.
Federal Home Loan Bank stock, at cost
The Company accounts for its investments in FHLB stock in accordance with ASC 942-325 “Financial Services-Depository and Lending-Investments-Other.” FHLB stock does not have a readily determinable fair value because its ownership is restricted and lacks a market as all transactions are executed at par value with the FHLB as the sole purchaser. FHLB stock is carried at cost and evaluated for impairment based upon management’s assessment of the recoverability of the par value. Ownership of FHLB stock is required to participate in the FHLB system and varies based upon the amount of FHLB advances.
(E) Loans held for sale
Mortgage loans held for sale
Mortgage loans originated and intended for sale in the secondary market are carried at fair value under the fair value option as permitted under the guidance in ASC 825, “Financial Instruments,” until sold. Electing to measure these assets at fair value reduces certain timing differences and more accurately matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them. The change in fair value of both loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the consolidated statements of income. Gains and losses on sale are recognized at the time the loan is closed. Pass through origination costs and related loan fees are also included in “Mortgage banking income.”
A portion of loans sold by the Company are sold to GNMA with the Company retaining the servicing rights after the sale. GNMA optional repurchase programs allow financial institutions to repurchase individual delinquent mortgage loans that meet certain criteria from the securitized loan pool from which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Under ASC 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have effective control over these loans under the unconditional buy-back option, the loan can no longer be reported as sold and must be brought onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported at the current unpaid principal

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
balance as “Loans held for sale” with an offsetting liability reported in “Borrowings” on the Company's consolidated balance sheets and are considered nonperforming assets due to their delinquent status.
Commercial loan held for sale
Historically, the Company held and managed a designated portfolio of commercial loans, including shared national credits and institution healthcare loans, originally acquired through past acquisitions. During year ended December 31, 2023, the Company exited the final commercial relationship designated as held for sale. Prior to this exit, the Company accounted for these designated relationships as held for sale.
(F) Loans held for investment (excluding purchased credit deteriorated loans)
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at amortized cost. Amortized cost is equal to the principal amount outstanding less any remaining purchase accounting discount or premium. Interest on loans is recognized as income by using the simple interest method on daily balances of the principal amount outstanding plus any accretion or amortization of purchase accounting premiums or discounts.
Loans may be designated as nonaccrual if past due 90 days or more or if management determines based on economic conditions and the borrower’s financial condition that collection of principal or interest is doubtful, unless the credit is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued but unpaid interest is charged against current period operations. Thereafter, interest on nonaccrual loans is recognized only as received if future collection of principal is probable. If the collectability of outstanding principal is doubtful, interest received is applied as a reduction of principal. A loan may be restored to accrual status when principal and interest are no longer past due or it otherwise becomes both well secured and collectability is reasonably assured.
(G) Allowance for credit losses
The allowance for credit losses represents the portion of the loan's amortized cost basis that the Company does not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as the Company promptly charges off uncollectible accrued interest receivable. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In the future, the Company may update information and forecasts that may cause significant changes in the estimate in those future quarters.
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
For loss estimation purposes, the Company disaggregates the loan portfolio into three loan pools: 1) Commercial and industrial; 2) Retail; 3) Commercial real estate. These loan pools are further disaggregated into loan segments for application of qualitative inputs for loss estimation purposes. These loan segments include:
Commercial and industrial loans. Commercial and industrial loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses, and farmers for working capital and operating needs and business expansions. This category also includes loans secured by manufactured housing receivables made primarily to manufactured housing communities. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees.
Construction loans. Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on the Company's assessment of the value of the property on an as-completed basis and repayment depends upon project completion and sale, refinancing, or operation of the real estate.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
1-4 family mortgage loans. The Company’s residential real estate 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.
Residential line of credit loans. The Company’s residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-4 residential properties. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.
Multi-family residential loans. The Company’s multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.
Commercial real estate owner-occupied loans. The Company’s commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, churches and agricultural based facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower.
Commercial real estate non-owner occupied loans. The Company’s commercial real estate non-owner occupied loans include loans to finance commercial real estate investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, assisted living facilities and agricultural based facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale or refinancing of the property or rental income from such property.
Consumer and other loans. The Company’s consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans, manufactured homes (without real estate) and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods, with repayment depending primarily on the cash flow of the borrower. Other loans also include loans to states and political subdivisions in the U.S. and are repaid through tax revenues or refinancing.
None of these categories of loans represent a significant portion of the Company's loan portfolio.
The Company's loss rate models estimate the lifetime loss rate for the pools of loan segments by combining the calculated loss rate based on each variable within the model, including the macroeconomic variables. The lifetime loss rate for the pool is then multiplied by the loan balances to determine the expected credit losses on the pool.
The quantitative models require loan data and macroeconomic variables based on the inherent credit risks in each portfolio to more accurately measure the credit risks associated with each. The quantitative models pool loans with similar risk characteristics and collectively assesses the lifetime loss rate for each pool to estimate its expected credit loss.
The Company considers the need to qualitatively adjust its modeled quantitative expected credit loss estimate for information not otherwise captured in the model loss estimation process. These qualitative factor adjustments may increase or decrease the Company’s estimate of expected credit losses. The Company considers the qualitative factors that are relevant to the institution as of the reporting date, which may include, but are not limited to: levels of and trends in delinquencies and performance of loans; levels of and trends in write-offs and recoveries collected; trends in volume and terms of loans; effects of any changes in reasonable and supportable economic forecasts; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and expertise; available relevant information sources that contradict the Company’s own forecast; effects of changes in prepayment expectations or other factors affecting assessments of loan contractual terms; industry conditions; and effects of changes in credit concentrations.
When a loan no longer shares similar risk characteristics with other loans in any given pool, the loan is individually assessed. A loan may require an individual evaluation when it is collateral-dependent; foreclosure is probable; or it has other unique risk characteristics. A loan is deemed collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be primarily through sale or operation of the collateral. The allowance for credit losses for collateral-dependent loans as well as loans where foreclosure is probable is calculated as the amount for which the loan’s amortized cost basis exceeds fair value. Fair value is determined based on appraisals performed by qualified

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
appraisers and reviewed by qualified personnel. In cases where repayment is to be provided substantially through the sale of collateral, the Company reduces the fair value by the estimated costs to sell.
Effective January 1, 2023, the Company prospectively adopted the accounting guidance in ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the recognition and measurement of TDRs. Since adoption, the Company no longer measures an allowance for credit losses for TDRs it reasonably expects will occur, and it evaluates all loan modifications according to the accounting guidance for loan refinancing and modifications to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. The Company derecognizes the existing loan and accounts for the modified loan as a new loan if the effective yield on the modified loan is at least equal to the effective yield for comparable loans with similar collection risks and the modifications to the original loan are more than minor. If a loan modification does not meet these conditions, it extends the existing loan’s amortized cost basis and accounts for the modified loan as a continuation of the existing loan. Substantially all of its loan modifications involving borrowers experiencing financial difficulty are accounted for as a continuation of the existing loan.
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
See Note 3, “Loans and allowance for credit losses” for additional details related to the Company's allowance for credit losses.
(H) Business combinations and accounting for purchase credit deteriorated loans
Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations.” Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date. Any excess of the purchase price over fair value of net assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including any other identifiable intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Results of operations of acquired entities are included in the consolidated statements of income from the date of acquisition.
Loans acquired in business combinations with evidence of more-than-insignificant credit deterioration since origination are considered to be PCD. The Company developed multiple criteria to assess the presence of more–than–insignificant credit deterioration in acquired loans, mainly focused on changes in credit quality and payment status. While general criteria have been established, each acquisition will vary in its specific facts and circumstances and the Company will apply judgment around PCD identification for each individual acquisition based on their unique portfolio mix and risks identified.
(I) Off-balance sheet financial instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, unless considered derivatives.
For loan commitments that are not accounted for as derivatives and when the obligation is not unconditionally cancellable by the Company, the Company applies the CECL methodology to estimate the expected credit loss on off-balance sheet commitments. The estimate of expected credit losses for off-balance sheet credit commitments is recognized as a liability. When the loan is funded, an allowance for expected credit losses is estimated for that loan using the CECL methodology, and the liability for off-balance sheet commitments is reduced. When applying the CECL methodology to estimate the expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
(J) Premises and equipment and other long-lived assets
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed principally on the straight-line method and are charged to occupancy expense over the

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
estimated useful lives of the assets. Maintenance agreements are amortized to expense over the period of time covered by the agreement. Costs of major additions, replacements or improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.
For financial statement purposes, the estimated useful life for premises is the lesser of the remaining useful life per third- party appraisal or forty years, for furniture, fixtures and equipment the estimated useful life is three to ten years, and for leasehold improvements the estimated useful life is the lesser of ten years or the term of the lease.
Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. No long-lived assets were deemed to be impaired at December 31, 2023 or 2022.
(K) Other real estate owned
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure, which may establish a new cost basis. Other real estate owned may also include excess facilities and properties held for sale as described in Note 5, “Other real estate owned.” Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan. After initial measurement, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in gain (loss) on sales or write-downs of other real estate owned.
(L) Leases
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
Operating leases are expensed on a straight-line basis over the life of the lease beginning when the lease commences. Rent expense and variable lease expense are included in occupancy and equipment expense on the Company's consolidated statements of income. The Company's variable lease expense includes rent escalators that are based on the Consumer Price Index or market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease. The Company recognizes a right-of-use asset and a finance lease liability at the lease commencement date on the estimated present value of lease payments over the lease term for finance leases. The amortization of the right-of-use asset is expensed through occupancy and equipment

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
expense and the interest on the lease liability is expensed through interest expense on borrowings on the Company's consolidated statements of income.
There are no residual value guarantees or restrictions or covenants imposed by leases that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal.
(M) Mortgage servicing rights
The Company accounts for its mortgage servicing rights at fair value at each reporting date with changes in the fair value reported in earnings in the period in which changes occur. The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold.
The retained mortgage servicing right is initially recorded at the fair value of future net cash flows expected to be realized for performing servicing activities. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors.
Subsequent changes in fair value, including the write-downs due to payoffs and paydowns, are recorded in earnings in Mortgage banking income.
(N) Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the transferred assets is surrendered. Control is generally considered to have been surrendered when 1) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and 3) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If these sale criteria are met, the transferred assets are removed from the Company’s balance sheet and a gain or loss on sale is recognized on the consolidated statements of income. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company’s consolidated balance sheets, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved.
(O) Goodwill and other intangibles
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage, and tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present. The Company may also elect to bypass the qualitative assessment and begin with the quantitative assessment. If the results of the quantitative assessment indicate that the fair value of the reporting unit is below its carrying amount, the Company will recognize an impairment loss in noninterest expense for the amount that the reporting unit’s carrying amount exceeds its fair value (up to the amount of goodwill recorded). No impairment charges were recognized in either reporting units during the year ended December 31, 2023.
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to a customer trust intangible. All intangible assets are initially measured at fair value and then amortized over their estimated useful lives.
See Note 6, “Goodwill and intangible assets” for additional information on goodwill and other intangibles.
(P) Income taxes
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
The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the consolidated statements of income. There were no amounts related to uncertain tax positions recognized for the years ended December 31, 2023, 2022 or 2021.
(Q) Derivative financial instruments and hedging activities
A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rates swaps, caps, floors, financial forwards and futures contracts. The Company mainly uses derivatives to manage economic risk related to mortgage loans, long-term debt, and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its customers.
All derivative instruments are recognized on the Company’s consolidated balance sheets at their fair value. The Company does not offset fair value amounts under master netting agreements. Fair values are estimated using pricing models and current market data. On the date the derivative instrument is entered into, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, or (3) a derivative with no hedge accounting designation. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when period settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of a derivative with no hedge accounting designation and settlements on the instrument are reported in earnings.
The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets or liabilities on the Company’s consolidated balance sheets, or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative instrument is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative instrument expires or is sold, terminated or exercised; (3) the derivative instrument is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative instrument as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair value or cash flow hedge, the derivative instrument continues to be carried on the Company’s consolidated balance sheets at its fair value, with changes in the fair value included in earnings. Additionally, for fair value hedges, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted as an adjustment to the hedged item’s yield over the hedged item’s remaining life as established at original designation of the hedging relationship. For cash flow hedges, when hedge accounting is discontinued, but the hedged cash flows or forecasted transaction(s) are still expected to occur, the unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings in the same period when the earnings are affected by the original hedged cash flows or forecasted transaction. When a cash flow hedge is discontinued because the hedged cash flows or forecasted transactions are not expected to occur, unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings immediately.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(R) Comprehensive income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives designated as cash flow hedges, net of taxes.
(S) Loss contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.
(T) Earnings per common share
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
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Years Ended December 31,
	2023	2022	2021
Basic earnings per common share:
Net income applicable to FB Financial Corporation	$120,224	$124,555	$190,285
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—
Earnings available to common shareholders	$120,224	$124,555	$190,285
Weighted average basic shares outstanding	46,781,214	47,113,470	47,431,102
Basic earnings per common share	$2.57	$2.64	$4.01
Diluted earnings per common share:
Earnings available to common shareholders	$120,224	$124,555	$190,285
Weighted average basic shares outstanding	46,781,214	47,113,470	47,431,102
Weighted average diluted shares contingently issuable(1)	41,578	126,321	524,778
Weighted average diluted shares outstanding	46,822,792	47,239,791	47,955,880
Diluted earnings per common share	$2.57	$2.64	$3.97
 (1) Excludes 172,677, 11,888, and 4,400 restricted stock units outstanding considered to be antidilutive as of December 31, 2023, 2022, and 2021 respectively.
(U) Segment reporting
ASC 820, “Segment Reporting,” requires information be reported about a company's reporting segments using a “management approach.” Identifiable reporting segments are defined as those revenue-producing components for which discrete financial information is utilized internally and which are subject to evaluation by the chief operating decision maker in making resource allocation decisions. Based on this guidance, the Company has identified two reporting segments - Banking and Mortgage. The Banking segment, the Company's primary segment, provides a full range of deposit and lending services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through the Mortgage segment which engages in servicing and sale of mortgage loans through the secondary markets. Certain financial information has been presented in Note 18, “Segment reporting.”

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(V) Stock-based compensation
The Company grants RSUs under compensation arrangements for the benefit of certain employees, executive officers, and directors. Restricted stock unit grants are subject to time-based vesting. The total number of RSUs granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements.
The Company awards annual grants of PSUs to certain employees and executive officers. Under the terms of a PSU award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria relative to a predefined peer group during a fixed three-year performance period.
Stock-based compensation expense is recognized in accordance with ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity.” Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for forfeitures based on grant-date fair value. The RSUs and related expense are amortized over the required service period, if any. Compensation expense for PSUs is estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. The summary of RSUs, PSUs, and Stock-based compensation expense is presented in Note 21, “Stock-based compensation.”
(W) Subsequent events
In accordance with ASC 855, “Subsequent Events,” the Company has evaluated events and transactions that occurred after December 31, 2023 through the date of the issued consolidated financial statements for potential recognition and disclosure.
Recently adopted accounting standards
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for held-to-maturity debt securities that both reference an eligible reference rate and were classified as held-to-maturity before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made any time after March 12, 2020. In December 2022, the FASB issued ASU 2022-06, “Reference rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” to extend the date to December 31, 2024 for companies to apply the relief in Topic 848. The Company has implemented its transition plan away from LIBOR following the benchmark's discontinuation effective June 30, 2023. The application of this guidance did not have a material impact to the consolidated financial statements or related disclosures.
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method,” to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2022-01 for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The Company adopted the update effective January 1, 2023. The adoption of this standard did not have an impact on the consolidated financial statements or disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Additionally, in March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company prospectively adopted the amendment effective January 1, 2023 and updated its disclosures beginning with the first quarter of 2023. Refer to Note 3 for further information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Newly issued not yet effective accounting standards
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The FASB issued this update to clarify the guidance in ASC 820, “Fair Value Measurement,” when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, to amend a related illustrative example, and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company adopted this update effective January 1, 2024. The adoption did not have an impact on the Company's consolidated financial statements or related disclosures.
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” as part of the Post-Implementation Review process of ASC 842, “Leases,” around related party arrangements between entities under common control. Under previous guidance, a lessee is generally required to amortize leasehold improvements that it owns over the shorter of the useful life of those improvements or the lease term. However, due to the nature of leasehold improvements made under leases between entities under common control, ASU 2023-01 requires a lessee in a common-control arrangement to amortize such leasehold improvements that it owns over the improvements' useful life to the common control group, regardless of the lease term. The Company adopted this standard on January 1, 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.
Additionally, in March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” The amendments in this update permit reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The Company adopted this standard effective January 1, 2024. The adoption of this accounting pronouncement did not have an impact on the Company's historical consolidated financial statements but could influence the Company's decisions with respect to investments in certain tax credits prospectively.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is evaluating the impact this will have on the Company's consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-08, “Intangibles – Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This update requires entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and reflect changes from remeasurement in the net income. Additionally, an entity that receives crypto assets as noncash consideration in the ordinary course of business and converts them nearly immediately into cash is required to classify those cash receipts as cash flows from operating activities. Lastly, the update requires entities to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. While the Company does not currently hold or facilitate transactions with crypto assets, the Company is evaluating the potential future financial statement and disclosure impact from adopting this guidance when it becomes applicable based on the Company's crypto asset activities.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Additionally, in December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This ASU requires disclosures of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the effect that ASU 2023-09 will have on its disclosures.
Note (2)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the available-for-sale debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at December 31, 2023 and 2022:

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$204,663	$470	$(1,177)	$—	$203,956
Mortgage-backed securities - residential	1,057,389	—	(160,418)	—	896,971
Mortgage-backed securities - commercial	18,186	—	(1,225)	—	16,961
Municipal securities	263,312	370	(21,419)	—	242,263
U.S. Treasury securities	111,729	—	(3,233)	—	108,496
Corporate securities	3,500	—	(174)	—	3,326
Total	$1,658,779	$840	$(187,646)	$—	$1,471,973

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
Available-for-sale debt securities
U.S. government agency securities	$45,167	$—	$(5,105)	$—	$40,062
Mortgage-backed securities - residential	1,224,522	—	(190,329)	—	1,034,193
Mortgage-backed securities - commercial	19,209	—	(1,565)	—	17,644
Municipal securities	295,375	458	(31,413)	—	264,420
U.S. Treasury securities	113,301	—	(5,621)	—	107,680
Corporate securities	8,000	—	(813)	—	7,187
Total	$1,705,574	$458	$(234,846)	$—	$1,471,186
The components of amortized cost for debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of December 31, 2023 and 2022, total accrued interest receivable on debt securities was $7,212 and $5,470, respectively.
Securities pledged at December 31, 2023 and 2022 had carrying amounts of $929,546 and $1,191,021, respectively, and were pledged to secure a Federal Reserve Bank line of credit, Bank Term Funding Program borrowings, public deposits and repurchase agreements.
There were no holdings of debt securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At December 31, 2023 and 2022, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$25,923	$(21)	$14,040	$(1,156)	$39,963	$(1,177)
Mortgage-backed securities - residential	—	—	896,971	(160,418)	896,971	(160,418)
Mortgage-backed securities - commercial	—	—	16,961	(1,225)	16,961	(1,225)
Municipal securities	14,480	(148)	188,669	(21,271)	203,149	(21,419)
U.S. Treasury securities	—	—	108,496	(3,233)	108,496	(3,233)
Corporate securities	—	—	3,326	(174)	3,326	(174)
Total	$40,403	$(169)	$1,228,463	$(187,477)	$1,268,866	$(187,646)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$23,791	$(2,802)	$16,271	$(2,303)	$40,062	$(5,105)
Mortgage-backed securities - residential	316,656	(32,470)	717,537	(157,859)	1,034,193	(190,329)
Mortgage-backed securities - commercial	11,104	(968)	6,540	(597)	17,644	(1,565)
Municipal securities	196,419	(26,811)	36,726	(4,602)	233,145	(31,413)
U.S. Treasury securities	94,248	(4,122)	13,432	(1,499)	107,680	(5,621)
Corporate securities	4,008	(492)	3,179	(321)	7,187	(813)
Total	$646,226	$(67,665)	$793,685	$(167,181)	$1,439,911	$(234,846)
As of December 31, 2023 and 2022, the Company’s debt securities portfolio consisted of 439 and 503 securities, 370 and 454 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal securities with market values below amortized cost at December 31, 2023 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of December 31, 2023 and 2022, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on AFS debt securities as of December 31, 2023 or 2022. Periodically, AFS debt securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of debt securities by contractual maturity as of December 31, 2023 and 2022 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,
	2023		2022
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$64,776	$64,279	$4,277	$4,225
Due in one to five years	75,996	71,801	161,556	152,181
Due in five to ten years	51,162	49,630	61,290	57,859
Due in over ten years	391,270	372,331	234,720	205,084
	583,204	558,041	461,843	419,349
Mortgage-backed securities - residential	1,057,389	896,971	1,224,522	1,034,193
Mortgage-backed securities - commercial	18,186	16,961	19,209	17,644
Total debt securities	$1,658,779	$1,471,973	$1,705,574	$1,471,186
Sales and other dispositions of AFS debt securities were as follows:

	Years Ended December 31,
	2023	2022	2021
Proceeds from sales	$100,463	$1,218	$8,855
Proceeds from maturities, prepayments and calls	128,206	204,748	296,256
Gross realized gains	45	4	127
Gross realized losses	14,119	3	1
Equity Securities
As of December 31, 2022, the Company had $2,990 in marketable equity securities recorded at fair value. There were no such securities outstanding as of December 31, 2023. The Company had equity securities without readily determinable market value included in “Other assets” on the consolidated balance sheets with carrying amounts of $25,191 and $22,496 at December 31, 2023 and 2022, respectively. Additionally, the Company had $34,190 and $58,641 of FHLB stock carried at cost at December 31, 2023 and 2022, respectively, included separately from the other equity securities discussed above.
The change in the fair value of equity securities and sale of equity securities with readily determinable fair values resulted in a net gain (loss) of $101, $(377), and $198 for the years ended December 31, 2023, 2022, and 2021, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of December 31, 2023 and 2022, by class of financing receivable are as follows:

	December 31,
	2023	2022
Commercial and industrial	$1,720,733	$1,645,783
Construction	1,397,313	1,657,488
Residential real estate:
1-to-4 family mortgage	1,568,552	1,573,121
Residential line of credit	530,912	496,660
Multi-family mortgage	603,804	479,572
Commercial real estate:
Owner-occupied	1,232,071	1,114,580
Non-owner occupied	1,943,525	1,964,010
Consumer and other	411,873	366,998
Gross loans	9,408,783	9,298,212
Less: Allowance for credit losses on loans HFI	(150,326)	(134,192)
Net loans	$9,258,457	$9,164,020
As of December 31, 2023 and 2022, $1,030,016 and $909,734, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,984,007 and $1,763,730, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of December 31, 2023 and 2022, qualifying commercial and industrial, construction and consumer loans, of $3,107,495 and $3,118,172, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of December 31, 2023 and 2022, accrued interest receivable on loans HFI amounted to $43,776 and $38,507, respectively.
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

Special Mention.
Loans rated Special Mention are those that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Management does not believe there will be a loss of principal or interest. These loans require intensive servicing and may possess more than normal credit risk.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company's commercial type loan portfolio as of December 31, 2023 and 2022 and the gross charge-offs for the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period activity of gross charge-offs by year of origination are not included in the below tables.

As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$225,734	$255,921	$151,492	$39,897	$70,302	$73,415	$839,918	$1,656,679
Special Mention	—	17,947	3,083	—	151	108	7,549	28,838
Classified	457	4,253	3,075	3,027	254	6,129	18,021	35,216
Total	226,191	278,121	157,650	42,924	70,707	79,652	865,488	1,720,733
Current-period gross charge-offs	14	7	201	22	—	87	131	462
Construction
Pass	179,929	677,387	148,312	46,697	39,140	49,954	208,491	1,349,910
Special Mention	1	4,659	2,943	1,202	—	690	12,000	21,495
Classified	—	2,349	1,484	6,620	—	—	15,455	25,908
Total	179,930	684,395	152,739	54,519	39,140	50,644	235,946	1,397,313
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	29,982	151,495	223,889	92,745	29,933	43,479	31,209	602,732
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,072	—	1,072
Total	29,982	151,495	223,889	92,745	29,933	44,551	31,209	603,804
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	118,030	261,196	231,241	115,397	151,146	281,253	53,970	1,212,233
Special Mention	—	1,297	1,827	—	154	2,617	—	5,895
Classified	—	6,305	16	—	760	5,789	1,073	13,943
Total	118,030	268,798	233,084	115,397	152,060	289,659	55,043	1,232,071
Current-period gross charge-offs	—	—	144	—	—	—	—	144
Non-owner occupied
Pass	47,026	474,560	478,878	117,429	178,448	580,168	43,577	1,920,086
Special Mention	—	—	3,975	—	—	10,435	—	14,410
Classified	—	—	1,001	—	381	7,647	—	9,029
Total	47,026	474,560	483,854	117,429	178,829	598,250	43,577	1,943,525
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	600,701	1,820,559	1,233,812	412,165	468,969	1,028,269	1,177,165	6,741,640
Special Mention	1	23,903	11,828	1,202	305	13,850	19,549	70,638
Classified	457	12,907	5,576	9,647	1,395	20,637	34,549	85,168
Total	$601,159	$1,857,369	$1,251,216	$423,014	$470,669	$1,062,756	$1,231,263	$6,897,446
Current-period gross charge-offs	$14	$7	$345	$22	$—	$87	$131	$606

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$396,643	$204,000	$67,231	$90,894	$39,780	$62,816	$762,717	$1,624,081
Special Mention	125	7	—	160	143	771	2,520	3,726
Classified	65	823	1,916	1,651	273	6,913	6,335	17,976
Total	396,833	204,830	69,147	92,705	40,196	70,500	771,572	1,645,783
Construction
Pass	682,885	495,723	142,233	84,599	17,360	44,326	188,906	1,656,032
Special Mention	—	—	15	—	—	707	—	722
Classified	80	309	—	—	—	345	—	734
Total	682,965	496,032	142,248	84,599	17,360	45,378	188,906	1,657,488
Residential real estate:
Multi-family mortgage
Pass	142,912	147,168	96,819	33,547	6,971	37,385	13,604	478,406
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,166	—	1,166
Total	142,912	147,168	96,819	33,547	6,971	38,551	13,604	479,572
Commercial real estate:
Owner occupied
Pass	237,862	223,883	110,748	148,405	66,101	246,414	57,220	1,090,633
Special Mention	101	683	—	168	2,225	1,258	5,000	9,435
Classified	—	1,293	224	4,589	1,276	7,018	112	14,512
Total	237,963	225,859	110,972	153,162	69,602	254,690	62,332	1,114,580
Non-owner occupied
Pass	467,360	440,319	131,497	159,205	210,752	473,607	60,908	1,943,648
Special Mention	—	—	—	—	82	2,459	—	2,541
Classified	—	2,258	—	146	3,270	12,147	—	17,821
Total	467,360	442,577	131,497	159,351	214,104	488,213	60,908	1,964,010
Total commercial loan types
Pass	1,927,662	1,511,093	548,528	516,650	340,964	864,548	1,083,355	6,792,800
Special Mention	226	690	15	328	2,450	5,195	7,520	16,424
Classified	145	4,683	2,140	6,386	4,819	27,589	6,447	52,209
Total	$1,928,033	$1,516,466	$550,683	$523,364	$348,233	$897,332	$1,097,322	$6,861,433

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company's consumer type loan portfolio as of December 31, 2023 and 2022 and the gross charge-offs for the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for the purposes of the tables below.
Effective January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which requires the presentation of gross charge-offs by year of origination. The Company prospectively adopted ASU 2022-02; therefore, prior period balances for gross charge-offs by year of origination are not included in the below tables.

As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$198,537	$500,628	$399,338	$145,484	$81,905	$226,587	$—	$1,552,479
Nonperforming	76	2,565	4,026	3,846	690	4,870	—	16,073
Total	198,613	503,193	403,364	149,330	82,595	231,457	—	1,568,552
Current-period gross charge-offs	—	18	—	4	—	24	—	46
Residential line of credit
Performing	—	—	—	—	—	—	528,439	528,439
Nonperforming	—	—	—	—	—	—	2,473	2,473
Total	—	—	—	—	—	—	530,912	530,912
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	104,399	91,557	45,187	34,928	24,040	93,833	6,890	400,834
Nonperforming	528	1,025	2,562	1,819	1,264	3,841	—	11,039
Total	104,927	92,582	47,749	36,747	25,304	97,674	6,890	411,873
Current-period gross charge-offs	1,463	564	139	201	110	372	2	2,851
Total consumer type loans
Performing	302,936	592,185	444,525	180,412	105,945	320,420	535,329	2,481,752
Nonperforming	604	3,590	6,588	5,665	1,954	8,711	2,473	29,585
Total	$303,540	$595,775	$451,113	$186,077	$107,899	$329,131	$537,802	$2,511,337
Current-period gross charge-offs	$1,463	$582	$139	$205	$110	$396	$2	$2,897

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$568,210	$448,401	$160,715	$93,548	$68,113	$211,019	$—	$1,550,006
Nonperforming	1,227	5,163	5,472	1,778	2,044	7,431	—	23,115
Total	569,437	453,564	166,187	95,326	70,157	218,450	—	1,573,121
Residential line of credit
Performing	—	—	—	—	—	—	495,129	495,129
Nonperforming	—	—	—	—	—	—	1,531	1,531
Total	—	—	—	—	—	—	496,660	496,660
Consumer and other
Performing	118,637	56,779	41,008	29,139	26,982	82,318	4,175	359,038
Nonperforming	166	1,396	1,460	906	1,507	2,525	—	7,960
Total	118,803	58,175	42,468	30,045	28,489	84,843	4,175	366,998
Total consumer type loans
Performing	686,847	505,180	201,723	122,687	95,095	293,337	499,304	2,404,173
Nonperforming	1,393	6,559	6,932	2,684	3,551	9,956	1,531	32,606
Total	$688,240	$511,739	$208,655	$125,371	$98,646	$303,293	$500,835	$2,436,779
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represent an analysis of the aging by class of financing receivable as of December 31, 2023 and 2022:

December 31, 2023	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$732	$—	$21,730	$1,698,271	$1,720,733
Construction	6,579	165	2,872	1,387,697	1,397,313
Residential real estate:
1-to-4 family mortgage	21,768	9,355	6,718	1,530,711	1,568,552
Residential line of credit	2,464	1,337	1,136	525,975	530,912
Multi-family mortgage	—	—	32	603,772	603,804
Commercial real estate:
Owner occupied	480	—	3,188	1,228,403	1,232,071
Non-owner occupied	4,059	—	3,351	1,936,115	1,943,525
Consumer and other	10,961	1,836	9,203	389,873	411,873
Total	$47,043	$12,693	$48,230	$9,300,817	$9,408,783

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2022	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,650	$136	$1,307	$1,642,690	$1,645,783
Construction	1,246	—	389	1,655,853	1,657,488
Residential real estate:
1-to-4 family mortgage	15,470	16,639	6,476	1,534,536	1,573,121
Residential line of credit	772	131	1,400	494,357	496,660
Multi-family mortgage	—	—	42	479,530	479,572
Commercial real estate:
Owner occupied	1,948	—	5,410	1,107,222	1,114,580
Non-owner occupied	102	—	5,956	1,957,952	1,964,010
Consumer and other	10,108	1,509	6,451	348,930	366,998
Total	$31,296	$18,415	$27,431	$9,221,070	$9,298,212
The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance and interest income as of and for the years ended December 31, 2023 and 2022 by class of financing receivable.

December 31, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$3,678	$18,052	$5,011	$2,451
Construction	2,267	605	59	335
Residential real estate:
1-to-4 family mortgage	1,444	5,274	103	410
Residential line of credit	685	451	8	141
Multi-family mortgage	—	32	1	3
Commercial real estate:
Owner occupied	2,920	268	15	514
Non-owner occupied	3,316	35	1	1,221
Consumer and other	—	9,203	498	1,053
Total	$14,310	$33,920	$5,696	$6,128

December 31, 2022	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$790	$517	$10	$181
Construction	—	389	7	28
Residential real estate:
1-to-4 family mortgage	2,834	3,642	78	274
Residential line of credit	1,134	266	4	136
Multi-family mortgage	1	41	1	3
Commercial real estate:
Owner occupied	5,200	210	1	232
Non-owner occupied	5,755	201	5	332
Consumer and other	—	6,451	327	358
Total	$15,714	$11,717	$433	$1,544

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Accrued interest receivable written off as an adjustment to interest income amounted to $1,094, $1,089, and $804 for the years ended December 31, 2023, 2022, and 2021, respectively.
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
During the year ended December 31, 2023, the Company modified three residential mortgage loans with balances totaling $160 and one commercial and industrial loan with a balance of $181 in the form of term extensions for borrowers experiencing financial difficulties.
Troubled Debt Restructurings
The following disclosure is presented in accordance with GAAP in effect prior to the adoption of ASU 2022-02. The Company has included this disclosure as of December 31, 2022 or for the years ended December 31, 2022 and 2021.
Prior to the Company's adoption, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. The standard eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were restructured in a TDR prior to the Company's adoption will continue to be accounted for under the historical TDR accounting until the loan is paid off, liquidated or subsequently modified. See Note 1, “Basis of presentation” for more information on the Company's adoption of ASU 2022-02.
The following table presents the financial effect of TDRs recorded during the periods indicated:

Year Ended December 31, 2022	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	3	$612	$522	$—
Commercial real estate:
Residential real estate:
1-to-4 family mortgage	3	391	707	—
Residential line of credit	1	49	49	—
Consumer and other	2	23	23	—
Total	9	$1,075	$1,301	$—

Year Ended December 31, 2021	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Charge offs and specific reserves
Commercial and industrial	8	$15,430	$15,430	$446
Construction	—	—	—	—
Commercial real estate:
Owner occupied	7	5,209	5,209	—
Non-owner occupied	1	11,997	11,997	—
Residential real estate:
1-to-4 family mortgage	3	945	945	—
Residential line of credit	3	485	485	—
Multi-family mortgage	1	49	49	—
Total	23	$34,115	$34,115	$446
Troubled debt restructurings for which there was a payment default within twelve months following the modification totaled $304 during both the years ended December 31, 2022 and 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	December 31, 2023
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$—	$363	$20,599	$20,962	$4,946
Construction	8,224	—	—	8,224	30
Residential real estate:
1-to-4 family mortgage	5,317	—	—	5,317	129
Residential line of credit	1,245	—	—	1,245	10
Commercial real estate:
Owner occupied	1,975	1,160	—	3,135	—
Non-owner occupied	3,316	—	—	3,316	—
Consumer and other	112	—	—	112	21
Total	$20,189	$1,523	$20,599	$42,311	$5,136

	December 31, 2022
	Type of Collateral
	Real Estate	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$2,596	$—	$2,596	$—
Residential real estate:
1-to-4 family mortgage	4,467	—	4,467	194
Residential line of credit	1,135	—	1,135	—
Commercial real estate:
Owner occupied	5,424	—	5,424	—
Non-owner occupied	5,755	—	5,755	—
Consumer and other	134	—	134	—
Total	$19,511	$—	$19,511	$194
Allowance for Credit Losses on Loans HFI
The Company performed evaluations within its established qualitative framework, assessing the impact of the current economic outlook, including: continued actions taken by the Federal Reserve with regard to monetary policy, interest rates and the potential impact of those actions, potential impact of persistent high inflation on economic growth, potential negative economic forecasts, and other considerations. The increase in the allowance for credit losses on loans HFI as of December 31, 2023 compared with December 31, 2022 is primarily the result of deterioration in economic forecasts between periods. These forecasts included weighted projections that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. As of December 31, 2023, the macroeconomic forecast was based solely using the Moody’s baseline scenario, which showed a slightly more negative outlook than the comparative baseline as of December 31, 2022, which used a weighting of two economic forecasts from Moody’s in order to align with management’s best estimate over the reasonable and supportable forecast period. At December 31, 2022, the Moody’s baseline scenario was more heavily weighted while the downside scenario received a smaller weighting. While the primary driver of the increase in allowance for credit losses on loans HFI was the deterioration in economic forecasts between periods, a portion of the increase was attributable to reserves on individually

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
evaluated loans. Most notably, the Company had three commercial and industrial relationships that were moved to nonaccrual during the year ended December 31, 2023 with total specific reserves of $4,908.
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the years ended December 31, 2023, 2022, and 2021:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Provision for (reversal of) credit losses on loans HFI	8,682	(4,446)	310	1,973	2,352	2,905	(784)	5,746	16,738
Recoveries of loans previously charged-off	273	10	100	1	—	109	1,833	573	2,899
Loans charged off	(462)	—	(46)	—	—	(144)	—	(2,851)	(3,503)
Ending balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
(Reversal of) provision for credit losses on loans HFI	(4,563)	11,221	7,060	1,574	(486)	(4,883)	(3,584)	4,054	10,393
Recoveries of loans previously charged-off	2,005	11	54	17	—	88	—	766	2,941
Loans charged off	(2,087)	—	(77)	—	—	(15)	(268)	(2,254)	(4,701)
Ending balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2021
Beginning balance - December 31, 2020	$14,748	$58,477	$19,220	$10,534	$7,174	$4,849	$44,147	$11,240	$170,389
Provision for (reversal of) credit losses on loans HFI	4,178	(29,874)	(87)	(4,728)	(197)	7,588	(16,813)	938	(38,995)
Recoveries of loans previously charged-off	861	3	125	115	—	156	—	773	2,033
Loans charged off	(4,036)	(30)	(154)	(18)	(1)	—	(1,566)	(2,063)	(7,868)
Ending balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Premises and equipment
Premises and equipment and related accumulated depreciation as of December 31, 2023 and 2022, are as follows:

	2023	2022
Land	$35,092	$32,985
Premises	112,092	109,277
Furniture, fixtures and equipment	25,734	49,203
Leasehold improvements	28,271	19,001
Construction in process	4,943	10,230
Finance lease	1,256	1,367
	207,388	222,063
Less: accumulated depreciation and amortization	(51,657)	(75,747)
Total premises and equipment	$155,731	$146,316
Depreciation and amortization expense was $9,797, $7,554, and $7,411 for the years ended December 31, 2023, 2022, and 2021, respectively.
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$5,794	$9,777	$12,111
Transfers from loans	2,736	1,437	5,262
Transfers to other assets	(75)	—	—
Transfers to premises and equipment	—	(351)	—
Proceeds from sale of other real estate owned	(6,083)	(4,955)	(9,396)
Gain on sale of other real estate owned	835	328	3,248
Loans provided for sales of other real estate owned	—	—	(704)
Write-downs and partial liquidations	(15)	(442)	(744)
Balance at end of period	$3,192	$5,794	$9,777
Foreclosed residential real estate properties totaled $2,414 and $840 as of December 31, 2023 and 2022, respectively. The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $3,377 and $2,653 as of December 31, 2023 and 2022, respectively.
Note (6)—Goodwill and intangible assets
Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired. The carrying amount of goodwill was $242,561 at both December 31, 2023 and 2022.
The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or more frequently, if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount. Impairment is the condition that exists when the carrying amount of the reporting unit exceeds the fair value of that reporting unit. In accordance with GAAP and due to the passage of time since the last quantitative analysis, the Company elected to perform a quantitative assessment for the year ended December 31, 2023. The assessment indicated no impairment of goodwill for either of the reporting units.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Core deposit and other intangibles include core deposit intangibles and a customer base trust intangible. The composition of core deposit and other intangibles, which excludes fully amortized intangibles, as of December 31, 2023 and 2022 is as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023
Core deposit intangible	$59,835	$(51,699)	$8,136
Customer base trust intangible	1,600	(1,027)	573
Total core deposit and other intangibles	$61,435	$(52,726)	$8,709

December 31, 2022
Core deposit intangible	$59,835	$(48,200)	$11,635
Customer base trust intangible	1,600	(867)	733
Total core deposit and other intangibles	$61,435	$(49,067)	$12,368
Amortization of core deposit and other intangibles totaled $3,659, $4,585, and $5,473 for the years ended December 31, 2023, 2022, and 2021, respectively.
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

2024	$2,946
2025	2,306
2026	1,563
2027	1,080
2028	572
Thereafter	242
$8,709
Note (7)—Leases
As of December 31, 2023, the Company was the lessee in 54 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company's leases is presented below as of December 31, 2023 and 2022:

		December 31,
	Classification	2023	2022
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$54,295	$60,043
Finance leases	Premises and equipment, net	1,256	1,367
Total right-of-use assets		$55,551	$61,410
Lease liabilities:
Operating leases	Operating lease liabilities	$67,643	$69,754
Finance leases	Borrowings	1,326	1,420
Total lease liabilities		$68,969	$71,174
Weighted average remaining lease term (in years) - operating		11.6	12.1
Weighted average remaining lease term (in years) - finance		11.4	12.4
Weighted average discount rate - operating		3.39%	3.08%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Years Ended December 31,
	Classification	2023	2022	2021
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$8,516	$8,441	$7,636
Short-term lease cost	Occupancy and equipment	540	526	427
Variable lease cost	Occupancy and equipment	1,205	1,078	1,003
Loss (gain) on lease modifications and terminations	(1)	1,770	346	(805)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	24	28	25
Amortization of right-of-use asset	Occupancy and equipment	111	120	101
Sublease income	Occupancy and equipment	(957)	(993)	(573)
Total lease cost		$11,209	$9,546	$7,814
(1) Loss (gain) on lease modifications and terminations is included in “Occupancy and equipment” within the Company's consolidated statements of income for the years ended December 31, 2023 and 2021. For the year ended December 31, 2022, loss (gain) on lease modifications and terminations of $364 and $(18) is included in “Mortgage restructuring expense” and “Occupancy and equipment,” respectively, within the Company's consolidated statements of income.

During the year ended December 31, 2023, the Company recorded $1,770 of loss on lease modifications and terminations primarily related to the closure of two branch locations. During the year ended December 31, 2022, the Company recorded $364 of loss on lease modifications and terminations related to vacating two locations associated with restructuring the Company's Mortgage segment and recorded gains of $18 related to early lease terminations and modifications on other vacated locations. During the year ended December 31, 2021, the Company recorded $805 in gains on lease modifications and terminations on certain vacated locations that were consolidated as a result of previous business combinations.

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
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to lease liabilities as of December 31, 2023 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
December 31, 2024	$8,453	$120
December 31, 2025	8,448	121
December 31, 2026	8,328	123
December 31, 2027	7,878	125
December 31, 2028	6,979	127
Thereafter	44,147	850
Total undiscounted future minimum lease payments	84,233	1,466
Less: imputed interest	(16,590)	(140)
Lease liabilities	$67,643	$1,326
Note (8)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Carrying value at beginning of period	$168,365	$115,512	$79,997
Capitalization	7,192	20,809	39,018
Change in fair value:
Due to payoffs/paydowns	(12,327)	(16,012)	(30,583)
Due to change in valuation inputs or assumptions	1,019	48,056	27,080
Carrying value at end of period	$164,249	$168,365	$115,512
The following table summarizes servicing income and expense, which are included in “Mortgage banking income” and “Other noninterest expense,” respectively, in the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Servicing income:
Servicing income	$30,263	$30,763	$28,890
Change in fair value of mortgage servicing rights	(11,308)	32,044	(3,503)
Change in fair value of derivative hedging instruments	(4,918)	(42,143)	(8,614)
Servicing income	14,037	20,664	16,773
Servicing expenses	8,093	10,259	9,862
Net servicing income	$5,944	$10,405	$6,911

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Unpaid principal balance of mortgage loans sold and serviced for others	$10,762,906	$11,086,582
Weighted-average prepayment speed (CPR)	6.19%	5.55%
Estimated impact on fair value of a 10% increase	$(4,616)	$(4,886)
Estimated impact on fair value of a 20% increase	$(8,924)	$(9,447)
Discount rate	9.62%	9.10%
Estimated impact on fair value of a 100 bp increase	$(7,637)	$(8,087)
Estimated impact on fair value of a 200 bp increase	$(14,624)	$(15,475)
Weighted-average coupon interest rate	3.47%	3.31%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	334	332
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 15, “Derivatives” for additional information on these hedging instruments.
As of December 31, 2023 and 2022, mortgage escrow deposits totaled $63,591 and $75,612, respectively.
Note (9)—Other assets and other liabilities
Included in other assets are:

	As of December 31,
Other assets	2023	2022
Derivatives (See Note 15)	34,738	48,769
Deferred tax asset (See Note 12)	31,631	42,412
Equity securities without readily determinable market value	25,191	22,496
FHLB lender risk account receivable	20,258	19,737
Mortgage lending receivable	16,344	14,425
Pledged collateral on derivative instruments	14,042	23,325
Prepaid expenses	13,594	9,280
Current income tax receivable	5,930	7,373
Software	525	108
Other assets	41,156	40,031
Total other assets	$203,409	$227,956

Included in other liabilities are:

	As of December 31,
Other liabilities	2023	2022
Derivatives (See Note 15)	38,215	63,229
Accrued interest payable	18,809	8,648
Accrued payroll	18,406	13,592
FHLB lender risk account guaranty	9,746	9,558
Allowance for credit losses on unfunded commitments (See Note 14)	8,770	22,969
Deferred compensation	2,152	2,424
Mortgage buyback reserve (See Note 14)	899	1,621
Other liabilities	45,625	58,932
Total other liabilities	$142,622	$180,973

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (10)—Deposits
As of December 31, 2023 and 2022, the aggregate amount of time deposits with a minimum denomination greater than $250 was $644,588 and $556,537, respectively.
At December 31, 2023, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2024	$1,279,052
December 31, 2025	309,929
December 31, 2026	14,902
December 31, 2027	10,239
December 31, 2028	6,504
Thereafter	7
Total	$1,620,633
As of December 31, 2023 and 2022, the Company had $3,475 and $5,725, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Note (11)—Borrowings
The Company has access to various sources of funds that allow for management of interest rate exposure and liquidity. The following table summarizes the Company's outstanding borrowings and weighted average interest rates as of December 31, 2023 and 2022:

	Outstanding Balance		Weighted Average Interest Rate
	December 31,		December 31,
	2023	2022	2023	2022
Securities sold under agreements to repurchase and federal funds purchased	$108,764	$86,945	5.05%	3.78%
FHLB advances	—	175,000	—%	4.44%
Bank Term Funding Program	130,000	—	4.85%	—%
Subordinated debt, net	129,645	126,101	5.52%	5.31%
Other borrowings	22,555	27,631	0.10%	0.09%
Total	$390,964	$415,677
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. Securities sold under agreements to repurchase totaled $19,328 and $21,945 as of December 31, 2023 and 2022, respectively. The weighted average interest rate of the Company's securities sold under agreements to repurchase was 1.60% and 0.18% as of December 31, 2023 and 2022, respectively. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. As of December 31, 2023 and 2022, the aggregate total borrowing capacity under these lines amounted to $370,000 and $350,000, respectively. As of December 31, 2023 and 2022, borrowings against these lines (i.e., federal funds purchased) totaled $89,436 and $65,000 with a weighted average rate of 5.79% and 5.00%, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Information concerning securities sold under agreement to repurchase and federal funds purchased is summarized as follows:

	December 31, 2023	December 31, 2022
Balance at year end	$108,764	$86,945
Average daily balance during the year	29,860	28,497
Average interest rate during the year	2.24%	0.23%
Maximum month-end balance during the year	$116,220	$86,945
Weighted average interest rate at year-end	5.05%	3.78%
Federal Home Loan Bank Advances
As a member of the FHLB, the Company may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, the Company maintains a line of credit that as of December 31, 2023 and 2022 had total borrowing capacity of $1,757,702 and $1,270,240, respectively. As of December 31, 2023 and 2022, the Company had qualifying loans pledged as collateral securing these lines amounting to $3,014,023 and $2,673,464, respectively. Overnight cash advances against this line totaled $175,000 as of December 31, 2022. There were no FHLB advances outstanding as of December 31, 2023.
Information concerning FHLB advances as of or for the years ended December 31, 2023 and 2022 is summarized within the table below.

	December 31, 2023	December 31, 2022
Balance at year end	$—	$175,000
Average daily balance during the year	28,973	171,142
Average interest rate during the year	5.13%	3.26%
Maximum month-end balance during the year	$125,000	$540,000
Weighted average interest rate at year-end	—%	4.44%
Bank Term Funding Program
In March 2023, the Federal Reserve established the Bank Term Funding Program to make available funding to eligible depository institutions in order to help ensure they have the ability to meet the needs of their depositors following the March 2023 high-profile bank failures. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. At December 31, 2023, the Company had outstanding borrowings of $130,000 under the BTFP at a borrowing rate of 4.85% and a maturity date of December 26, 2024.
Information concerning the Bank Term Funding Program as of or for the year ended December 31, 2023 is summarized within the table below.

December 31, 2023
Balance at year end	$130,000
Average daily balance during the year	1,781
Average interest rate during the year	4.85%
Maximum month-end balance during the year	$130,000
Weighted average interest rate at year-end	4.85%
Subordinated Debt
During the year ended December 31, 2003, two separate trusts were formed by the Company, which issued $9,000 and $21,000 of floating rate trust preferred securities as part of a pooled offering of such securities. The Company issued junior subordinated debentures of $9,280, which included proceeds of common securities purchased by the Company of $280, and junior subordinated debentures of $21,650, which included proceeds of common securities of $650. The trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by the Company. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts.
Additionally, during the year ended December 31, 2020, the Company placed $100,000 of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. During the year ended December 31, 2022, the Company began

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
mitigating interest rate exposure associated with these notes through the use of fair value hedging instruments. See Note 15, "Derivatives" for additional details related to these instruments.
Further information related to the Company's subordinated debt as of December 31, 2023 is detailed below:

Name	Year Established	Maturity	Call Date	Total Debt Outstanding	Interest Rate	Coupon Structure
Subordinated Debt issued by Trust Preferred Securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	8.84%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	8.77%	3-month SOFR plus 3.41%
Additional Subordinated Debt:
FBK Subordinated Debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual Fixed (3)
Unamortized debt issuance costs				(612)
Fair Value Hedge (See Note 15, “Derivatives”)				(673)
Total Subordinated Debt, net				$129,645
(1)The Company classifies $30,000 of the trusts' subordinated debt as Tier 1 capital.
(2)The Company classified the issuance, net of unamortized issuance costs and the associated fair value hedge as Tier 2 capital, which will be phased out 20% per year in the final five years before maturity.
(3)Beginning on September 1, 2025 the coupon structure migrates to the 3-month SOFR plus a spread of 439 basis points through the end of the term of the debenture.

Other Borrowings
As of December 31, 2023 and 2022, other borrowings included a finance lease liability amounting to $1,326 and $1,420, respectively. Additionally, as of December 31, 2023 and 2022, the Company had $21,229 and $26,211, respectively, of government guaranteed GNMA loans that were greater than 90 days delinquent under their contractual terms that were eligible for optional repurchase and recorded in both loans HFS and other borrowings.
See Note 7, “Leases” and Note 16, “Fair Value of financial instruments” for additional information regarding the Company's finance lease and guaranteed GNMA loans eligible for repurchase, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (12)—Income taxes
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Years Ended December 31,
	2023	2022	2021
Current	$31,467	$22,451	$21,980
Deferred	(1,415)	12,552	30,770
Total	$30,052	$35,003	$52,750
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023		2022		2021
Federal taxes calculated at statutory rate	$31,561	21.0%	$33,510	21.0%	$51,041	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(158)	(0.1)%	3,845	2.4%	8,788	3.5%
Expense (benefit) from equity based compensation	219	0.1%	(392)	(0.2)%	(2,719)	(1.1)%
Municipal interest income, net of interest disallowance	(1,804)	(1.2)%	(1,774)	(1.1)%	(1,818)	(0.8)%
Bank-owned life insurance	(393)	(0.3)%	(305)	(0.2)%	(324)	(0.1)%
NOL Carryback provision under CARES Act	—	—%	—	—%	(3,424)	(1.4)%
Offering costs	—	—%	—	—%	123	0.1%
Section 162(m) limitation	244	0.2%	241	0.1%	1,381	0.6%
Other	383	0.3%	(122)	(0.1)%	(298)	(0.1)%
Income tax expense, as reported	$30,052	20.0%	$35,003	21.9%	$52,750	21.7%
The Company is subject to Internal Revenue Code Section 162(m), which limits the deductibility of compensation paid to certain individuals. It is the Company’s policy to apply the Section 162(m) limitations to stock-based compensation first followed by cash compensation. As a result of the vesting of this stock-based compensation and cash compensation paid to date, the Company has disallowed a portion of its compensation paid to the applicable individuals.
The components of the deferred tax assets and liabilities at December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$39,228	$38,646
Operating lease liabilities	24,607	25,882
Net operating loss	805	1,088
Amortization of core deposit intangibles	1,135	653
Deferred compensation	7,433	5,245
Unrealized loss on debt securities	48,714	61,004
Other assets	4,863	6,691
Subtotal	126,785	139,209
Deferred tax liabilities:
FHLB stock dividends	$(263)	$(484)
Operating leases - right of use assets	(21,312)	(24,478)
Depreciation	(5,996)	(7,274)
Unrealized gain on equity securities	(2,122)	(2,287)
Unrealized gain on cash flow hedges	(151)	(327)
Mortgage servicing rights	(42,797)	(43,869)
Goodwill	(17,995)	(15,869)
Other liabilities	(4,518)	(2,209)
Subtotal	(95,154)	(96,797)
Net deferred tax assets	$31,631	$42,412

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company had a net operating loss carryforward generated as a result of a previous merger amounting to $3,835 and $5,179 as of December 31, 2023 and 2022, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward will begin to expire in 2029.
Note (13)—Dividend restrictions
Due to regulations of the Tennessee Department of Financial Institutions, the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $218,415 and $161,251 was available for payment of dividends without such prior approval as of December 31, 2023 and 2022, respectively.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

During both the years ended December 31, 2023 and 2022, there were $49,000 in cash dividends declared and paid from the Bank to the Company. During the year ended December 31, 2021, there were $122,500 in cash dividends declared and paid from the Bank to the Company.
Note (14)—Commitments and contingencies
Commitments to extend credit and letters of credit
Some financial instruments, such as loan commitments, credit lines and letters of credit, are issued to meet customer financing needs. These unfunded loan commitment agreements provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

	December 31,
	2023	2022
Commitments to extend credit, excluding interest rate lock commitments	$2,906,016	$3,563,982
Letters of credit	77,055	71,250
Balance at end of period	$2,983,071	$3,635,232
As of December 31, 2023 and 2022, unfunded loan commitments included above with floating interest rates totaled $2,459,669 and $2,961,683, respectively.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$22,969	$14,380	$16,378
(Reversal of) provision for credit losses on unfunded commitments	(14,199)	8,589	(1,998)
Balance at end of period	$8,770	$22,969	$14,380

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, the investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value in loans held for investment. The total principal amount of loans repurchased (or indemnified for) was $8,552, $7,834 and $7,364 for years ended December 31, 2023, 2022, and 2021, respectively. The Company has established a reserve associated with potential loan repurchases.
The following table summarizes the activity in the repurchase reserve included in “Accrued expenses and other liabilities” on the Company's consolidated balance sheets:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$1,621	$4,802	$5,928
Provision for loan repurchases or indemnifications	(650)	(2,989)	(766)
Losses on loans repurchased or indemnified	(72)	(192)	(360)
Balance at end of period	$899	$1,621	$4,802
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
Note (15)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line items “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation,” for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
Derivatives designated as fair value hedges
The Company enters into fair value hedging relationships using interest rates swaps to mitigate the Company’s exposure to losses in market value as interest rates change. Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps that relate to pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Any initial and ongoing assessment of expected hedge effectiveness is based on regression analysis.

				December 31, 2023		December 31, 2022
	Remaining Maturity (In Years)	Receive Fixed Rate	Pay Floating Rate	Notional Amount	Estimated fair value	Notional Amount	Estimated fair value
Derivatives included in other liabilities:
Interest rate swap agreement- fixed rate money market deposits	0.64	1.50%	SOFR	75,000	(1,686)	75,000	(3,693)
Interest rate swap agreement- fixed rate money market deposits	0.64	1.50%	SOFR	125,000	(2,811)	125,000	(6,154)
Interest rate swap agreement- subordinated debt	0.17	1.46%	SOFR	100,000	(673)	100,000	(3,830)
Total	0.49	1.48%		$300,000	$(5,170)	$300,000	$(13,677)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount of expense included in interest expense on borrowings and deposits, related to these fair value hedging instruments:

	Years Ended December 31,
	2023	2022
Designated fair value hedge:
Interest expense on deposits	$(7,176)	$(717)
Interest expense on borrowings	(3,630)	(395)
Total	$(10,806)	$(1,112)
The following amounts were recorded on the balance sheet related to cumulative adjustments of fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item			Cumulative Decrease in Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
Line item on the balance sheet	December 31, 2023	December 31, 2022		December 31, 2023	December 31, 2022
Money market and savings deposits	$198,143	$196,520	(1)	$(4,497)	$(9,847)
Borrowings	98,715	95,171	(2)	(673)	(3,830)
Total	$296,858	$291,691		$(5,170)	$(13,677)
(1) The carrying value also includes an unaccreted purchase accounting fair value premium of $2,640 and $6,367 as of December 31, 2023 and 2022, respectively.
(2) The carrying value also includes unamortized subordinated debt issuance costs of $612 and $999 as of December 31, 2023 and 2022, respectively.
Derivatives designated as cash flow hedges
The Company enters into cash flow hedging relationships using interest rate swaps to mitigate the exposure to the variability in future cash flows or other forecast transactions associated with its floating rate assets and liabilities. The Company uses interest rate swap agreements to hedge the repricing characteristics of its floating rate subordinated debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Any initial and ongoing assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate.
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		December 31, 2023		December 31, 2022
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$579	Other assets	$1,255	Other assets
The Company's consolidated statements of income included income of $985 for the year ended December 31, 2023 and expense of $93 and $577 for the years ended December 31, 2022 and 2021, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were highly effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during any period presented.
The following discloses the amount included in other comprehensive (loss) income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Amount of (loss) gain recognized in other comprehensive (loss) income, net of tax (benefit) expense of $(176), $532 and $293	$(500)	$1,508	$831

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Derivatives not designated as hedging instruments
Derivatives not designated under hedge accounting rules include those that are entered into as either economic hedges as part of the Company’s overall risk management strategy or to facilitate client needs. Economic hedges are those that are not designated as a fair value or cash flow hedge for accounting purposes but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company.
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
The Company enters into interest rate-lock commitments on residential loan commitments that will be held for resale. These are considered derivative instruments with no hedge accounting designation, and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Gains and losses arising from changes in the valuation of the interest rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” in the consolidated statements of income.
The Company also enters into forwards, futures and option contracts to economically hedge the change in fair value of mortgage servicing rights. Gains and losses associated with these instruments are included in earnings and are reflected under the line item “Mortgage banking income” in the consolidated statements of income.
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	December 31, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$569,865	$32,179	$32,184
Forward commitments	159,000	—	861
Interest rate-lock commitments	69,217	1,203	—
Futures contracts	254,000	777	—
Total	$1,052,082	$34,159	$33,045

	December 31, 2022
	Notional Amount	Asset	Liability
Interest rate contracts	$560,310	$45,775	$45,762
Forward commitments	207,000	306	—
Interest rate-lock commitments	118,313	1,433	—
Futures contracts	494,300	—	3,790
Total	$1,379,923	$47,514	$49,552
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Years Ended December 31,
	2023	2022	2021
Included in mortgage banking income:
Interest rate lock commitments	$(230)	$(5,764)	$(27,194)
Forward commitments	953	55,804	25,661
Futures contracts	(3,366)	(36,381)	(7,949)
Option contracts	(1,125)	36	—
Total	$(3,768)	$13,695	$(9,482)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Netting of Derivative Instruments
Certain financial instruments, including derivatives, may be eligible for offset on the consolidated balance sheets when the “right of offset” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements, however the Company has not elected to offset such financial instruments on the consolidated balance sheets. The following table presents the Company's gross derivative positions as recognized on the consolidated balance sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement:

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
December 31, 2023
Derivative financial assets	$31,468	$—	$31,468	$6,502	$—	$24,966
Derivative financial liabilities	$11,330	$—	$11,330	$6,502	$4,828	$—

December 31, 2022
Derivative financial assets	$44,273	$—	$44,273	$14,229	$—	$30,044
Derivative financial liabilities	$20,251	$—	$20,251	$14,229	$6,022	$—
Collateral Requirements
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of December 31, 2023 and 2022, the Company had collateral posted of $14,042 and $23,325, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in “Other assets” on the consolidated balance sheets.
Note (16)—Fair value of financial instruments
FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.
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
The Company records the fair values of financial assets and liabilities on a recurring and nonrecurring basis using the following methods and assumptions:

Investment securities
Investment securities are recorded at fair value on a recurring basis. Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of similar instruments or are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the pricing relationship or correlation among other benchmark quoted securities. Investment securities valued using quoted market prices of similar instruments or that are valued using matrix pricing are classified as Level 2. When significant inputs to the valuation are unobservable, the available-for-sale debt securities are classified within Level 3 of the fair value hierarchy. Where no active market exists for a security or other benchmark securities, fair value is estimated by the Company with reference to discount margins for other high-risk securities.

Loans held for sale
Mortgage loans held for sale are carried at fair value determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. GNMA optional repurchase loans recorded as held for sale loans are carried at their principal balance. For commercial loans held for sale, fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, credit metrics and collateral value when appropriate. As such, these are considered Level 3.

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

Collateral- dependent loans
Collateral-dependent loans are loans for which, based on current information and events, the Company has determined foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral and it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral-dependent loans are classified as Level 3.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are presented in the following tables:

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$203,956	$—	$203,956
Mortgage-backed securities - residential	—	896,971	—	896,971
Mortgage-backed securities - commercial	—	16,961	—	16,961
Municipal securities	—	242,263	—	242,263
U.S. Treasury securities	—	108,496	—	108,496
Corporate securities	—	3,326	—	3,326
Total securities	$—	$1,471,973	$—	$1,471,973
Loans held for sale, at fair value	$—	$46,618	$—	$46,618
Mortgage servicing rights	—	—	164,249	164,249
Derivatives	—	34,738	—	34,738
Financial Liabilities:
Derivatives	—	38,215	—	38,215

At December 31, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$40,062	$—	$40,062
Mortgage-backed securities - residential	—	1,034,193	—	1,034,193
Mortgage-backed securities - commercial	—	17,644	—	17,644
Municipal securities	—	264,420	—	264,420
U.S. Treasury securities	—	107,680	—	107,680
Corporate securities	—	7,187	—	7,187
Equity securities, at fair value	—	2,990	—	2,990
Total securities	$—	$1,474,176	$—	$1,474,176
Loans held for sale, at fair value	$—	$82,750	$30,490	$113,240
Mortgage servicing rights	—	—	168,365	168,365
Derivatives	—	48,769	—	48,769
Financial Liabilities:
Derivatives	—	63,229	—	63,229

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 are presented in the following tables:

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,400	$2,400
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	12,338	12,338
Construction	—	—	203	203
Residential real estate:
1-4 family mortgage	$—	$—	$429	$429
Consumer and other	—	—	71	71
Total collateral-dependent loans	$—	$—	$13,041	$13,041

At December 31, 2022	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,497	$2,497
Collateral-dependent net loans held for investment:
Residential real estate:
1-4 family mortgage	$—	$—	$366	$366
Commercial real estate:
Non-owner occupied	—	—	2,494	2,494
Total collateral-dependent loans	$—	$—	$2,860	$2,860

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Commercial loans held for sale
As of December 31, 2022, the Company had a portfolio of acquired commercial loans. There were no such loans outstanding as of December 31, 2023. These commercial loans were measured at fair value. As such, these loans were excluded from the ACL.
The following tables set forth the changes in fair value associated with this portfolio for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
	Principal Balance	Fair Value Discount	Fair Value
Carrying value at beginning of period	$34,357	$(3,867)	$30,490
Change in fair value:
Paydowns and payoffs	(28,376)	—	(28,376)
Write-offs to discount	(5,981)	5,981	—
Changes in valuation included in other noninterest income	—	(2,114)	(2,114)
Carrying value at end of period	$—	$—	$—

	Year Ended December 31, 2022
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$86,762	$(7,463)	$79,299
Change in fair value:
Paydowns and payoffs	(43,676)	—	(43,676)
Write-offs to discount	(8,729)	8,729	—
Changes in valuation included in other noninterest income	—	(5,133)	(5,133)
Carrying value at end of period	$34,357	$(3,867)	$30,490

	Year Ended December 31, 2021
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$239,063	$(23,660)	$215,403
Change in fair value:
Paydowns and payoffs	(141,002)	—	(141,002)
Write-offs to discount	(8,563)	8,563	—
Changes in valuation included in other noninterest income	(2,736)	7,634	4,898
Carrying value at end of period	$86,762	$(7,463)	$79,299
In addition to the gain of $4,898 recognized on the change in fair value of the portfolio during the year ended December 31, 2021, the Company recognized an additional gain of $6,274 related to the payoff of a loan that had been partially charged off prior to acquisition of the portfolio.
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company's mortgage servicing rights for the years ended December 31, 2023, 2022, and 2021 are detailed at Note 8, “Mortgage servicing rights.”
The following tables present information as of December 31, 2023 and 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

December 31, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$13,041	Valuation of collateral	Discount for comparable sales	10%-61%
Other real estate owned	$2,400	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2022
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$2,860	Valuation of collateral	Discount for comparable sales	10%-35%
Other real estate owned	$2,497	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
Fair value for collateral-dependent loans is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of December 31, 2023 and 2022, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $18,166 and $3,054, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset's fair value at the date of foreclosure are charged to the allowance for credit losses.
Appraisals for both collateral-dependent loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics. Collateral-dependent loans that are dependent on recovery through sale of equipment, such as farm equipment, automobiles and aircrafts are generally valued based on public source pricing or subscription services while more complex assets are valued through leveraging brokers who have expertise in the collateral involved.
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	December 31,
	2023	2022
Loans held for sale under a fair value option:
Commercial loans held for sale	$—	$30,490
Mortgage loans held for sale	46,618	82,750
Total loans held for sale, at fair value	46,618	113,240
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	21,229	26,211
Total loans held for sale	$67,847	$139,451
Mortgage loans held for sale
Net losses of $121, $13,677, and $16,976 resulting from fair value changes of mortgage loans were recorded in income during the years ended December 31, 2023, 2022, and 2021, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The net change in fair value of these loans held for sale and derivatives resulted in net losses of $1,815, $17,633, and $33,284 for the years ended December 31, 2023, 2022, and 2021, respectively. The change in fair value of both loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes the differences between the fair value and the principal balance for loans held for sale and nonaccrual loans HFS measured at fair value as of December 31, 2023 and 2022:

December 31, 2023	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$46,618	$45,509	$1,109

December 31, 2022	Aggregate fair value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$82,750	$81,520	$1,230
Commercial loans held for sale measured at fair value	21,201	22,126	(925)
Nonaccrual commercial loans held for sale	9,289	12,231	(2,942)
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items that are not financial instruments are not included.

		Fair Value
December 31, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$810,932	$810,932	$—	$—	$810,932
Investment securities	1,471,973	—	1,471,973	—	1,471,973
Net loans held for investment	9,258,457	—	—	9,068,518	9,068,518
Loans held for sale, at fair value	46,618	—	46,618	—	46,618
Interest receivable	52,715	388	8,551	43,776	52,715
Mortgage servicing rights	164,249	—	—	164,249	164,249
Derivatives	34,738	—	34,738	—	34,738
Financial liabilities:
Deposits:
Without stated maturities	$8,927,654	$8,927,654	$—	$—	$8,927,654
With stated maturities	1,620,633	—	1,614,400	—	1,614,400
Securities sold under agreements to repurchase and federal funds purchased	108,764	108,764	—	—	108,764
Bank Term Funding Program	130,000	—	130,000	—	130,000
Subordinated debt, net	129,645	—	—	122,671	122,671
Interest payable	18,809	4,104	13,205	1,500	18,809
Derivatives	38,215	—	38,215	—	38,215

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
Note (17)—Parent company financial statements
The following information presents the condensed balance sheets, statements of income, and cash flows of FB Financial Corporation as of December 31, 2023 and 2022 and for each of the years in the three-year period ended December 31, 2023.

	As of December 31,
Balance sheets	2023	2022
Assets
Cash and cash equivalents(1)	$21,448	$3,052
Investment in subsidiaries(1)	1,449,439	1,337,657
Other assets	15,291	16,654
Goodwill	29	29
Total assets	$1,486,207	$1,357,392
Liabilities and shareholders' equity
Liabilities
Borrowings	$30,930	$30,930
Accrued expenses and other liabilities	483	1,037
Total liabilities	31,413	31,967
Shareholders' equity
Common stock	46,849	46,738
Additional paid-in capital	864,258	861,588
Retained earnings	678,412	586,532
Accumulated other comprehensive loss	(134,725)	(169,433)
Total shareholders' equity	1,454,794	1,325,425
Total liabilities and shareholders' equity	$1,486,207	$1,357,392
(1) Eliminates in Consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Years Ended December 31,
Statements of income	2023	2022	2021
Income
Dividend income from bank subsidiary(1)	$49,000	$49,000	$122,500
Dividend income from nonbank subsidiary(1)	530	—	2,525
Loss on investments	—	—	249
Other income	57	89	15
Total income	49,587	49,089	125,289
Expenses
Interest expense	1,590	1,587	2,455
Salaries, legal and professional fees	1,461	1,590	1,445
Other noninterest expense	478	771	1,812
Total expenses	3,529	3,948	5,712
Income before income tax benefit and equity in undistributed earnings of subsidiaries	46,058	45,141	119,577
Federal and state income tax benefit	(887)	(1,002)	(2,992)
Income before equity in undistributed earnings of subsidiaries	46,945	46,143	122,569
Equity in undistributed earnings from bank subsidiary(1)	73,832	76,232	68,351
Equity in undistributed earnings from nonbank subsidiary(1)	(553)	2,180	(635)
Net income	$120,224	$124,555	$190,285
(1) Eliminates in Consolidation

	Years Ended December 31,
Statements of cash flows	2023	2022	2021
Operating Activities
Net income	$120,224	$124,555	$190,285
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(73,832)	(76,232)	(68,351)
Equity in undistributed income of nonbank subsidiary	553	(2,180)	635
Accretion of subordinated debt fair value premium	—	—	(369)
Gain on investments	—	—	(249)
Stock-based compensation expense	10,381	9,857	10,282
Decrease (increase) in other assets	1,017	(802)	(3,916)
Decrease in other liabilities	(4,064)	(7,381)	(678)
Net cash provided by operating activities	54,279	47,817	127,639
Investing Activities
Proceeds from sale of equity securities	—	—	1,422
Net cash provided by investing activities	—	—	1,422
Financing Activities
Payments on subordinated debt	—	—	(60,000)
Payments on other borrowings	—	—	(15,000)
Share based compensation withholding payments	(3,379)	(2,842)	(10,158)
Net proceeds from sale of common stock under employee stock purchase program	723	1,212	1,480
Repurchase of common stock	(4,944)	(39,979)	(7,595)
Dividends paid on common stock	(28,057)	(24,503)	(20,866)
Dividend equivalent payments made upon vesting of equity compensation	(226)	(168)	(717)
Net cash used in financing activities	(35,883)	(66,280)	(112,856)
Net increase (decrease) in cash and cash equivalents	18,396	(18,463)	16,205
Cash and cash equivalents at beginning of year	3,052	21,515	5,310
Cash and cash equivalents at end of year	$21,448	$3,052	$21,515
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units	$287	$222	$400
Noncash security distribution to bank subsidiary	—	—	2,646

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (18)—Segment reporting
The following tables present selected financial information with respect to the Company's reportable segments for the years ended December 31, 2023, 2022, and 2021.

Year Ended December 31, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$407,217	$—	$407,217
Provisions for credit losses	2,539	—	2,539
Mortgage banking income	—	60,918	60,918
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(16,226)	(16,226)
Other noninterest income	25,831	20	25,851
Depreciation and amortization	10,444	736	11,180
Amortization of intangibles	3,659	—	3,659
Other noninterest expense	262,433	47,657	310,090
Income (loss) before income taxes	$153,973	$(3,681)	$150,292
Income tax expense			30,052
Net income applicable to FB Financial Corporation and noncontrolling interest			120,240
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$120,224
Total assets	$12,046,190	$558,213	$12,604,403
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

Year Ended December 31, 2022	Banking(3)	Mortgage	Consolidated
Net interest income	$412,237	$(2)	$412,235
Provisions for credit losses	18,982	—	18,982
Mortgage banking income	—	83,679	83,679
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(10,099)	(10,099)
Other noninterest income	41,320	(233)	41,087
Depreciation and amortization	7,035	982	8,017
Amortization of intangibles	4,585	—	4,585
Other noninterest expense(2)	240,096	95,648	335,744
Income (loss) before income taxes	$182,859	$(23,285)	$159,574
Income tax expense			35,003
Net income applicable to FB Financial Corporation and noncontrolling interest			124,571
Net income applicable to noncontrolling interest(3)			16
Net income applicable to FB Financial Corporation			$124,555
Total assets	$12,228,451	$619,305	$12,847,756
Goodwill	242,561	—	242,561
(1)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2)Includes $12,458 in Mortgage restructuring expenses in the Mortgage segment related to the exit from the direct-to-consumer internet delivery channel.
(3)Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2021	Banking(2)	Mortgage	Consolidated
Net interest income	$347,342	$28	$347,370
Provisions for credit losses	(40,993)	—	(40,993)
Mortgage banking income	—	179,682	179,682
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(12,117)	(12,117)
Other noninterest income	61,073	(383)	60,690
Depreciation and amortization	7,054	1,362	8,416
Amortization of intangibles	5,473	—	5,473
Other noninterest expense	220,283	139,395	359,678
Income before income taxes	$216,598	$26,453	$243,051
Income tax expense			52,750
Net income applicable to FB Financial Corporation and noncontrolling interest			190,301
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$190,285
Total assets	$11,540,560	$1,057,126	$12,597,686
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.
The Banking segment provides the Mortgage segment with a warehouse line of credit that is used to originate mortgage loans until those mortgage loans can be sold at which time the warehouse line of credit is repaid. The warehouse line of credit, which is eliminated in consolidation, is limited based on interest income earned by the Mortgage segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit is recorded as interest income to the Banking segment and as interest expense to the Mortgage segment, both of which are included in the calculation of net interest income for each segment. The amount of interest paid by the Mortgage segment to the Banking segment under this warehouse line of credit was $16,170, $18,906 and $23,910 for the years ended December 31, 2023, 2022, and 2021, respectively.
Additionally during the year ended December 31, 2022, the Company exited the direct-to-consumer delivery channel of the Mortgage segment. This restructure resulted in the recognition of $12,458 of expenses during the year ended December 31, 2022 within the Mortgage segment. After this restructuring, the Mortgage segment continues to originate and sell residential mortgage loans and retain servicing rights through its traditional retail channel.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (19)—Minimum capital requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of December 31, 2023 and 2022, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
The Company elected to phase-in the impact related to adopting ASU 2016-13 over the permissible five-year transition relief period and delayed the initial impact of CECL adoption plus 25% of the quarterly increases in ACL in the first two years after adoption. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and are being phased out of regulatory capital calculations evenly over a three-year period, with 75% of the transition provision’s impact being recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.
Actual and required capital amounts and ratios are included below as of the dates indicated.

December 31, 2023	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,635,848	14.5%	$1,182,028	10.5%	N/A	N/A
FirstBank	1,600,950	14.2%	1,179,886	10.5%	$1,123,701	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,405,890	12.5%	$956,880	8.5%	N/A	N/A
FirstBank	1,370,991	12.2%	955,145	8.5%	$898,960	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,405,890	11.3%	$496,485	4.0%	N/A	N/A
FirstBank	1,370,991	11.1%	495,761	4.0%	$619,701	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,375,890	12.2%	$788,018	7.0%	N/A	N/A
FirstBank	1,370,991	12.2%	786,590	7.0%	$730,405	6.5%

December 31, 2022	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,528,344	13.1%	$1,225,161	10.5%	N/A	N/A
FirstBank	1,506,543	12.9%	1,222,922	10.5%	$1,164,688	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,315,386	11.3%	$991,797	8.5%	N/A	N/A
FirstBank	1,293,585	11.1%	989,985	8.5%	$931,750	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,315,386	10.5%	$499,648	4.0%	N/A	N/A
FirstBank	1,293,585	10.4%	499,194	4.0%	$623,992	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,285,386	11.0%	$816,774	7.0%	N/A	N/A
FirstBank	1,293,585	11.1%	815,281	7.0%	$757,047	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (20)—Employee benefit plans
401(k) plan
The Company sponsors a defined contribution plan which covers substantially all employees and allows participating employees to contribute the maximum amount of their eligible salary subject to certain limits based on the federal tax laws. The Company has an employer match of 50% of the first 6% of an employee’s salary with any such contributions vesting ratably over a three-year period. For the years ended December 31, 2023, 2022 and 2021, matching employer contributions totaled $3,450, $3,686 and $3,923 respectively.
Acquired supplemental retirement plans
The Company has nonqualified supplemental retirement plans for certain former employees that were assumed through acquisitions. As of December 31, 2023 and 2022, other liabilities on the consolidated balance sheets included post-retirement benefits payable of $2,152 and $2,424, respectively, related to these plans. For the years ended December 31, 2023, 2022 and 2021, the expense related to these plans and payments to the participants were not meaningful. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2023 and 2022, cash surrender value of bank-owned life insurance was $76,143 and $75,329, respectively. Income related to these policies (net of related insurance premium expense) amounted to $1,871, $1,452 and $1,542 in 2023, 2022 and 2021, respectively.
Note (21)—Stock-based compensation
Restricted Stock Units
The Company grants RSUs under compensation arrangements for the benefit of certain employees, executive officers, and directors. RSU grants are subject to time-based vesting with associated compensation recognized on a straight-line basis based on the grant date fair value of the awards. The total number of RSUs granted represents the maximum number of awards eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes changes in RSUs for the year ended December 31, 2023:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	365,155	$39.02
Granted	180,631	35.33
Vested	(212,251)	38.11
Forfeited	(10,015)	40.00
Balance at end of period (unvested)	323,520	$37.52
The total fair value of RSUs vested was $8,089, $8,018, and $16,340 for the years ended December 31, 2023, 2022, and 2021, respectively.
The compensation cost related to the grants and vesting of RSUs was $7,438, $7,372, and $8,907 for the years ended December 31, 2023, 2022, and 2021, respectively. This includes amounts paid related to grants and compensation for directors elected to be settled in stock amounting to $834, $663, and $635 for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, there was $7,736 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.94 years. Additionally, as of December 31, 2023, there were 1,497,096 shares available for issuance under the Company's stock compensation plans. As of December 31, 2023 and 2022, there was $353 and $292, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying RSUs.

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
The following table summarizes information about the changes in PSUs as of and for the year ended December 31, 2023:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	161,667	$41.73
Granted	86,010	37.17
Performance adjustment (1)	51,444	36.93
Vested	(104,833)	36.93
Forfeited or expired	(18,125)	43.58
Balance at end of period (unvested)	176,163	$40.86
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. PSU awards are settled with payouts ranging from 0% and 200% of the target award value based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company's outstanding PSUs as of December 31, 2023:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2021 (1)	$43.20	2021 to 2023	47,387
2022 (1)	$44.44	2022 to 2024	50,117
2023 (1)	$37.17	2023 to 2025	78,659
(1)Vesting factor will be interpolated between 0% and 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.
The Company recorded compensation cost associated with PSUs of $2,943, $2,485, and $1,375 for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $10,864, and the weighted average remaining performance period over which the cost could be recognized was 1.82 years.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 20,520, 26,950, and 37,310 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $686, $1,087, and $1,190 during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there were 2,294,226 shares available for issuance under the ESPP.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (22)—Related party transactions
Loans
The Bank has made and expects to continue to make loans to the directors, certain management, significant shareholders, and executive officers of the Company and their related interests in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, certain management, significant shareholders and directors of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2023	$82,559
New loans and advances	10,047
Change in related party status	(37,897)
Repayments	(5,636)
Loans outstanding at December 31, 2023	$49,073
Unfunded commitments to certain executive officers, certain management and directors and their related interests totaled $44,206 and $31,564 at December 31, 2023 and 2022, respectively.
Deposits
The Bank held deposits from related parties totaling $316,141 and $347,660 as of December 31, 2023 and 2022, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $385, $396, and $497 for the years ended December 31, 2023, 2022, and 2021, respectively.
Aviation lease
During the year ended December 31, 2021, the Bank formed a subsidiary, FBK Aviation, LLC and purchased an aircraft under this entity. FBK Aviation, LLC also maintains a non-exclusive aircraft lease agreement with an entity owned by one of the Company's directors. The Company recognized income of $28, $52, and $21 during the years ended December 31, 2023, 2022, and 2021, respectively, under this agreement.
Equity investment in preferred stock and master loan purchase agreement
During the year ended December 31, 2022, the Company invested in preferred stock of a privately held entity of which an executive officer of the Company is on the Board of directors of the investee. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $10,000 as of both December 31, 2023 and 2022, and is being accounted for as an equity security without readily determinable market value. No gains or losses have been recognized to date associated with this investment.
Concurrently, the Company also entered a separate master loan purchase agreement with the entity to purchase up to $250,000 in manufactured loan housing production over an initial five-year term. During the year ended December 31, 2023, the Company purchased $33,164 of loans HFI under this agreement. No such loans were purchased during the year ended December 31, 2022. As of December 31, 2023, the amortized cost of these loans HFI amounted to $32,154. There were no loans recorded under the master loan purchase agreement as of December 31, 2022.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2023 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Annual Reports on Internal Control over Financial Reporting
The report of the Company’s management on the Company’s internal control over financial reporting is included under subheading “Report on Management’s Assessment of Internal Control over Financial Reporting” within Item 8, “Financial Statements and Supplementary Data.” The report of the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting is included under subheading “Report of Independent Registered Public Accounting Firm” within Item 8, “Financial Statements and Supplementary Data,” within this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Other Events
Amended and Restated Employment Agreements
On February 23, 2024, FB Financial Corporation (the “Company”) and FirstBank (“FirstBank”), the Company’s wholly owned subsidiary, entered into amended and restated employment agreements (the “new agreements”) with the following named executive officers: Christopher T. Holmes, President and Chief Executive Officer, Michael M. Mettee, Chief Financial Officer, Travis K. Edmondson, Chief Banking Officer, Aimee T. Hamilton, Chief Risk Officer, and R. Wade Peery, Chief Innovations Officer (collectively, the “named executive officers”). The agreements replace and supersede each of the named executive officer’s respective prior employment agreements (the “prior agreements”).
Term. The initial terms of the new agreements are for three years from the effective date, February 23, 2024, of the respective agreement. The terms automatically renew on each anniversary thereafter for additional one-year periods.
Compensation. The base salaries under the new agreements are set at a minimum and are subject to annual review and increases. Mr. Holmes’ new agreement provides that he is entitled to an annual base salary of $725,000, an annual bonus target of $725,000, and a potential long-term incentive plan award of $1,250,000. Mr. Mettee’s new agreement provides that he is entitled to an annual base salary of $405,000, an annual bonus target of $250,000, and a potential long-term incentive plan award of $250,000. Mr. Edmondson’s new agreement provides that he is entitled to an annual base salary of $400,000, an annual bonus target of $250,000, and a potential long-term incentive plan award of $250,000. Ms. Hamilton’s new agreement provides that she is entitled to an annual base salary of $362,000, an annual bonus target of

$175,000, and a potential long-term incentive plan award of $176,000. Mr. Peery’s new agreement provides that he is entitled to an annual base salary of $326,000, an annual bonus target of $272,000, and a potential long-term incentive plan award of $408,000. The annual bonus and long-term incentive awards will be subject to performance and other vesting conditions as established by the Compensation Committee of the board of directors of the Company.
Additionally, annual short-term incentive compensation and annual long-term incentive compensation awards are set at a minimum for each executive, and in each case are subject to annual review and adjustment. The named executive officers are entitled to participate in all incentive, savings, retirement, welfare and fringe benefit plans generally made available to the Company’s senior executive officers. Mr. Holmes also receives automobile expenses, country club dues, and a term life insurance policy of $2,500,000.
Obligation of the Company in Event of Termination and Non-Renewal. The named executive officers’ employment may be terminated any time by either party, and the new agreements automatically terminate on the respective officer’s death or disability.
Resignation for Good Reason, Termination Other Than for Cause, Death or Disability. If employment is terminated by the Company other than for cause, death or disability, or the named executive officer resigns for “good reason” (as defined in the employment agreements) then the named executive officer will receive a severance payment equal to two times the sum of (i) the named executive officer’s current base salary and (ii) the greater of (x) the average annual bonus paid to the officer for the three immediately preceding fiscal years, or (y) the target annual bonus for the fiscal year in which the termination occurs. The named executive officers are also entitled to participate in the Company's health plan for 18 months at the active employee rate.
Termination for Cause, Resignation by Executive other than Resignation for Good Reason; Death; Retirement. If the named executive officer’s employment is terminated by the Company for cause, by the officer other than for good reason, retirement, or in the event of the officer’s death, then the Company shall have no further obligations under the employment agreement, other than for payment of any accrued salary, which shall be paid to the officer or the officer’s estate or beneficiary, and payments of other benefits, as applicable.
Termination for Disability. If the Company terminates a named executive officer’s employment for disability, then the Company shall pay a lump sum amount equal to six months of his or her respective base salary, plus a prorated portion of the officer’s target annual bonus opportunity for the fiscal year in which the disability occurred.
Termination following a Change in Control. If, within 12 months following a change in control, the Company terminates the named executive officer’s employment other than for cause, or the named executive officer terminates employment for good reason then the named executive officer will receive (A) his or her accrued salary and (B) an amount equal to two and one-half times (three times in the case of Mr. Holmes) the sum of his or her current base salary plus a bonus equal to the greater of (x) the average annual bonus paid to the officer for the three immediately preceding fiscal years, or (y) the target annual bonus for the fiscal year in which the termination occurs.
Obligation of the Company in Event of Non-Renewal. If the Company elects not to renew the term of the named executive officer’s employment agreement, and within 12 months following the expiration of such term, the Company terminates the officer’s employment other than for cause, death, or disability, then the officer will receive a severance payment equal to two times the sum of his or her current base salary and the greater of (x) the average annual bonus for the three immediately preceding fiscal years, or (y) the target annual bonus for the fiscal year in which the termination occurs.
Treatment of Outstanding Equity Awards. In the event of a termination following a change of control, death, retirement, resignation for good reason, or termination other than for cause, death or disability, the officer’s outstanding time-based equity awards shall become fully vested (to the extent not previously vested), and each of the respective officer’s then outstanding performance-based equity awards shall remain outstanding and shall vest, in whole, in part, or not at all, on a pro rata basis based on the level of achievement of applicable performance metrics at the end of the performance period.
Restrictive Covenants. The employment agreements contain confidentiality, non-competition, and employee and customer non-solicitation covenants that apply during employment and for one year after the named executive officer’s termination of employment.
The foregoing description of the named executive officers’ employment agreements is qualified in its entirety by the full text of the employment agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2024.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2024 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2023.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2024 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2024 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2023.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2024 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2024 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2023.

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
•Consolidated balance sheets as of December 31, 2023 and 2022
•Consolidated statements of income for the years ended December 31, 2023, 2022, and 2021
•Consolidated statements of comprehensive income for the years ended December 31, 2023, 2022, and 2021
•Consolidated statements of changes in shareholders' equity for the years ended December 31, 2023, 2022, and 2021
•Consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021
•Notes to consolidated financial statements
•Report of Independent Registered Public Accounting Firm
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
10.3
Form of Performance-Based Restricted Stock Unit Award Certificate (2022) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-37875) filed on February 28, 2023)†

10.4
Form of Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-37875) filed on May 11, 2020) †

10.5
Form of Performance-Based Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-37875) filed on May 11, 2020) †

10.6
Amended Form of Performance-Based Restricted Stock Unit Award Certificate (2020) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-37875) filed on February 28, 2023)†

10.7	Form of Restricted Stock Unit Award Certificate (2023) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
10.8	Form of Performance-Based Restricted Stock Unit Award Certificate (2023) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
10.9
First Amendment to Shareholder's Agreement, dated as of January 21, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on January 24, 2020)

10.10
Second Amendment to Shareholder's Agreement, dated as of October 29, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on November 4, 2020)

10.11
Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and Michael M. Mettee (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2020 (File No. 001-37875) filed on March 12, 2021) †

10.12
Employment Agreement, dated July 31, 2023, by and among FB Financial Corporation, FirstBank, and Mark E. Hickman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-37875) filed on November 3, 2023)†

10.13
Employment Agreement, dated November 29, 2021, among FB Financial Corporation, FirstBank, and Aimee T. Hamilton (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-37875) filed on February 28, 2023)†

10.14
Employment Agreement, dated November 27, 2020, among FB Financial Corporation, FirstBank, and Travis K. Edmondson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-37875) filed on May 10, 2022) †

10.15	Separation Agreement, dated November 10, 2023, among FB Financial Corporation, FirstBank, and Wilburn J. Evans*
21	Subsidiaries of FB Financial Corporation*

23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
24.1	Powers of Attorney contained on the signature pages of this Annual Report on Form 10-K and incorporated herein by reference*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
97	FB Financial Corporation and FirstBank Compensation Recovery Policy*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	As directed by Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	Represents a management contract or a compensatory plan or arrangement.
ITEM 16.  Form 10-K Summary
None.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Christopher T. Holmes
February 27, 2024	Christopher T. Holmes President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer	February 27, 2024
(Principal Executive Officer)

/s/ Michael M. Mettee
Michael M. Mettee	Chief Financial Officer	February 27, 2024
(Principal Financial Officer)

/s/ Jonathan Pennington
Jonathan Pennington	Chief Accounting Officer	February 27, 2024
(Principal Accounting Officer)

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	February 27, 2024

/s/ William F. Carpenter III
William F. Carpenter III	Chairman of the Board	February 27, 2024

/s/ Agenia W. Clark
Agenia W. Clark	Director	February 27, 2024

/s/ James W. Cross IV
James W. Cross IV	Director	February 27, 2024

/s/ James L. Exum
James L. Exum	Director	February 27, 2024

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	February 27, 2024

/s/ Raja J. Jubran
Raja J. Jubran	Director	February 27, 2024

/s/ C. Wright Pinson
C. Wright Pinson	Director	February 27, 2024

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	February 27, 2024

/s/ Melody J. Sullivan
Melody J. Sullivan	Director	February 27, 2024