Form 10-Q
period 2024-03-31
FB Financial Corp
filed 2024-05-06
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of April 30, 2024 was 46,987,655.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements (unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset Liability Management Committee	GDP	Gross domestic product
ASC	Accounting Standard Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standard Update	HFI	Held for investment
Bank	FirstBank, subsidiary bank	HFS	Held for sale
CD	Certificate of Deposit	NIM	Net interest margin
CECL	Current expected credit losses	OREO	Other real estate owned
Company	FB Financial Corporation	PSU	Performance-based restricted stock units
CPR	Conditional prepayment rate	Report	Form 10-Q for the quarterly period ended March 31, 2024
CRE	Commercial real estate	ROAA	Return on average assets
EPS	Earnings per share	ROAE	Return on average common equity
ESPP	Employee Stock Purchase Plan	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured overnight financing rate
FDM	Financial Difficulty Modification	TDFI	Tennessee Department of Financial Institutions
Federal Reserve	Board of Governors of the Federal Reserve System

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	March 31,	December 31,
	2024 (Unaudited)	2023
ASSETS
Cash and due from banks	$124,772	$146,542
Federal funds sold and reverse repurchase agreements	100,785	83,324
Interest-bearing deposits in financial institutions	645,173	581,066
Cash and cash equivalents	870,730	810,932
Investments:
Available-for-sale debt securities, at fair value	1,464,682	1,471,973
Federal Home Loan Bank stock, at cost	33,948	34,190
Loans held for sale (includes $61,828 and $46,618 at fair value, respectively)	82,704	67,847
Loans held for investment	9,288,909	9,408,783
Less: allowance for credit losses on loans HFI	151,667	150,326
Net loans held for investment	9,137,242	9,258,457
Premises and equipment, net	155,271	155,731
Operating lease right-of-use assets	51,421	54,295
Interest receivable	53,506	52,715
Mortgage servicing rights, at fair value	165,674	164,249
Bank-owned life insurance	76,574	76,143
Other real estate owned, net	3,613	3,192
Goodwill	242,561	242,561
Core deposit and other intangibles, net	7,920	8,709
Other assets	202,474	203,409
Total assets	$12,548,320	$12,604,403
LIABILITIES
Deposits
Noninterest-bearing	$2,182,121	$2,218,382
Interest-bearing checking	2,421,487	2,504,421
Money market and savings	4,298,938	4,204,851
Customer time deposits	1,471,190	1,469,811
Brokered and internet time deposits	131,192	150,822
Total deposits	10,504,928	10,548,287
Borrowings	360,821	390,964
Operating lease liabilities	64,562	67,643
Accrued expenses and other liabilities	138,390	142,622
Total liabilities	11,068,701	11,149,516
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,897,378 and 46,848,934 shares issued and outstanding, respectively	46,897	46,849
Additional paid-in capital	866,803	864,258
Retained earnings	698,310	678,412
Accumulated other comprehensive loss, net	(132,484)	(134,725)
Total FB Financial Corporation common shareholders' equity	1,479,526	1,454,794
Noncontrolling interest	93	93
Total equity	1,479,619	1,454,887
Total liabilities and shareholders' equity	$12,548,320	$12,604,403
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands, except per share amounts)

5

	Three Months Ended March 31,
	2024	2023
Interest income:
Interest and fees on loans	$155,606	$140,356
Interest on investment securities
Taxable	9,105	6,570
Tax-exempt	1,442	1,804
Other	9,975	10,750
Total interest income	176,128	159,480

Interest expense:
Deposits	72,625	52,863
Borrowings	4,013	2,957
Total interest expense	76,638	55,820
Net interest income	99,490	103,660
Provision for credit losses on loans HFI	1,852	4,997
Reversal of credit losses on unfunded commitments	(1,070)	(4,506)
Net interest income after provision for credit losses	98,708	103,169

Noninterest income:
Mortgage banking income	12,585	12,086
Service charges on deposit accounts	3,141	3,053
Investment services and trust income	3,230	2,378
ATM and interchange fees	2,944	2,396
(Loss) gain from investment securities, net	(16,213)	69
Gain (loss) on sales or write-downs of other real estate owned and other assets	565	(183)
Other income	1,710	3,550
Total noninterest income	7,962	23,349

Noninterest expenses:
Salaries, commissions and employee benefits	44,618	48,788
Occupancy and equipment expense	6,614	5,909
Data processing	2,408	2,113
Legal and professional fees	1,919	3,108
Advertising	1,171	2,133
Amortization of core deposit and other intangibles	789	990
Other expense	14,901	17,399
Total noninterest expense	72,420	80,440
Income before income taxes	34,250	46,078
Income tax expense	6,300	9,697
Net income applicable to FB Financial Corporation and noncontrolling interest	27,950	36,381
Net income applicable to noncontrolling interest	—	—
Net income applicable to FB Financial Corporation	$27,950	$36,381

Earnings per common share:
Basic	$0.60	$0.78
Diluted	0.59	0.78
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$27,950	$36,381
Other comprehensive income, net of tax:
Net unrealized (loss) gain in available-for-sale securities, net of tax (benefit) expense of $(3,432) and $7,059	(9,573)	20,064
Reclassification adjustment for loss on sale of securities included in net income, net of tax benefit of $4,225 and $—	11,988	—
Net unrealized loss in hedging activities, net of tax benefit of $62 and $70	(174)	(197)
Total other comprehensive income, net of tax	2,241	19,867
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	30,191	56,248
Comprehensive income applicable to noncontrolling interest	—	—
Comprehensive income applicable to FB Financial Corporation	$30,191	$56,248
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at December 31, 2022:	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	36,381	—	36,381	—	36,381
Other comprehensive income, net of taxes	—	—	—	19,867	19,867	—	19,867
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	1	2,284	—	—	2,285	—	2,285
Restricted stock units vested, net of taxes	92	(1,544)	—	—	(1,452)	—	(1,452)
Performance-based restricted stock units vested, net of taxes	60	(1,205)	—	—	(1,145)	—	(1,145)
Shares issued under employee stock purchase program	8	313	—	—	321	—	321
Dividends declared and paid ($0.15 per share)	—	—	(7,042)	—	(7,042)	—	(7,042)
Balance at March 31, 2023:	$46,763	$856,628	$615,871	$(149,566)	$1,369,696	$93	$1,369,789

Balance at December 31, 2023:	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	27,950	—	27,950	—	27,950
Other comprehensive income, net of taxes	—	—	—	2,241	2,241	—	2,241
Stock based compensation expense	1	2,819	—	—	2,820	—	2,820
Restricted stock units vested, net of taxes	11	(292)	—	—	(281)	—	(281)
Performance-based restricted stock units vested, net of taxes	25	(370)	—	—	(345)	—	(345)
Shares issued under employee stock purchase program	11	388	—	—	399	—	399
Dividends declared and paid ($0.17 per share)	—	—	(8,052)	—	(8,052)	—	(8,052)
Balance at March 31, 2024	$46,897	$866,803	$698,310	$(132,484)	$1,479,526	$93	$1,479,619
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$27,950	$36,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	2,841	2,228
Amortization of core deposit and other intangibles	789	990
Amortization of issuance costs on subordinated debt	96	97
Capitalization of mortgage servicing rights	(1,131)	(1,788)
Net change in fair value of mortgage servicing rights	(294)	5,274
Stock-based compensation expense	2,820	2,285
Provision for credit losses on loans HFI	1,852	4,997
Reversal of credit losses on unfunded commitments	(1,070)	(4,506)
Provision for mortgage loan repurchases	50	(250)
Accretion of discounts and premiums on acquired loans, net	(387)	(319)
Amortization of premiums and discounts on securities, net	1,356	1,382
Loss (gain) from investment securities, net	16,213	(69)
Originations of loans held for sale	(258,352)	(295,760)
Proceeds from sale of loans held for sale	251,548	340,108
Gain on sale and change in fair value of loans held for sale	(8,279)	(8,635)
Net (gain) loss on write-downs of other real estate owned and other assets	(565)	183
Provision for deferred income taxes	207	1,396
Earnings on bank-owned life insurance	(431)	(605)
Changes in:
Operating lease assets and liabilities, net	(207)	580
Other assets and interest receivable	(665)	62,512
Accrued expenses and other liabilities	1,927	(48,099)
Net cash provided by operating activities	36,268	98,382
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	207,882	—
Maturities, prepayments and calls	66,627	26,827
Purchases	(281,579)	(660)
Net change in loans	117,904	(52,540)
Proceeds from sales of FHLB stock, net	242	15,272
Purchases of premises and equipment	(1,620)	(9,450)
Proceeds from the sale of premises and equipment	137	—
Proceeds from the sale of other real estate owned	389	2,031
Proceeds from the sale of other assets	161	—
Proceeds from bank-owned life insurance	—	236
Net cash provided by (used in) investing activities	110,143	(18,284)
Cash flows from financing activities:
Net (decrease) increase in deposits	(47,856)	325,965
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(30,535)	(48,815)
Net decrease in short-term FHLB advances	—	(50,000)
Share based compensation withholding payments	(626)	(2,597)
Net proceeds from sale of common stock under employee stock purchase program	399	321
Repurchase of common stock	—	(4,944)
Dividends paid on common stock	(7,965)	(6,994)
Dividend equivalent payments made upon vesting of equity compensation	(30)	(135)
Net cash (used in) provided by financing activities	(86,613)	212,801
Net change in cash and cash equivalents	59,798	292,899
Cash and cash equivalents at beginning of the period	810,932	1,027,052
Cash and cash equivalents at end of the period	$870,730	$1,319,951

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Unaudited)
(Amounts are in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$74,943	$52,634
Taxes paid (refunded), net	277	(904)
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$753	$235
Transfers from loans to other assets	1,031	—
Transfers from loans to loans held for sale	167	7,126
Transfers from loans held for sale to loans	40	776
Loans provided for sales of other assets	65	—
Decrease in rebooked GNMA loans under optional repurchase program	(353)	(5,683)
Trade date payable - securities	—	245
Dividends declared not paid on restricted stock units	87	48
Right-of-use assets obtained in exchange for operating lease liabilities	—	3,375
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation (the "Company") is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank (the "Bank") and its subsidiaries. As of March 31, 2024, the Bank had 76 full-service branches throughout Tennessee, Alabama, Kentucky and North Georgia, and a mortgage business with office locations across the Southeast, which primarily originates loans to be sold to third party private investors or government sponsored agencies in the secondary market.
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
Certain restricted stock awards granted by the Company include non-forfeitable dividend equivalent rights and are considered participating securities for the purposes of computing EPS. Accordingly, the Company is required to calculate basic and diluted EPS using the two-class method. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
Basic earnings per common share:
Net income applicable to FB Financial Corporation	$27,950	$36,381
Dividends paid on and undistributed earnings allocated to participating securities	—	—
Earnings available to common shareholders	$27,950	$36,381
Weighted average basic shares outstanding	46,874,882	46,679,618
Basic earnings per common share	$0.60	$0.78
Diluted earnings per common share:
Earnings available to common shareholders	$27,950	$36,381
Weighted average basic shares outstanding	46,874,882	46,679,618
Weighted average diluted shares contingently issuable(1)	123,991	85,536
Weighted average diluted shares outstanding	46,998,873	46,765,154
Diluted earnings per common share	$0.59	$0.78
(1) Excludes 2,949 and 159,946 restricted stock units outstanding considered to be antidilutive for the three months ended March 31, 2024 and 2023, respectively.
Recently adopted accounting standards:
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
Newly issued not yet effective accounting standards:
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after March 31, 2024, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$416,953	$145	$(1,171)	$—	$415,927
Mortgage-backed securities - residential	984,473	—	(158,259)	—	826,214
Mortgage-backed securities - commercial	17,899	—	(1,284)	—	16,615
Municipal securities	194,470	45	(22,843)	—	171,672
U.S. Treasury securities	30,985	—	(128)	—	30,857
Corporate securities	3,500	—	(103)	—	3,397
Total	$1,648,280	$190	$(183,788)	$—	$1,464,682

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses for investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$204,663	$470	$(1,177)	$—	$203,956
Mortgage-backed securities - residential	1,057,389	—	(160,418)	—	896,971
Mortgage-backed securities - commercial	18,186	—	(1,225)	—	16,961
Municipal securities	263,312	370	(21,419)	—	242,263
U.S. Treasury securities	111,729	—	(3,233)	—	108,496
Corporate securities	3,500	—	(174)	—	3,326
Total	$1,658,779	$840	$(187,646)	$—	$1,471,973
The components of amortized cost for AFS debt securities on the consolidated balance sheets excludes accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, total accrued interest receivable on AFS debt securities was $5,409 and $7,212, respectively.
Securities pledged at March 31, 2024 and December 31, 2023 had carrying amounts of $949,958 and $929,546, respectively, and were pledged to secure a Federal Reserve Bank line of credit, Bank Term Funding Program borrowings, public deposits and repurchase agreements.
There were no holdings of AFS debt securities of any one issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
Investment securities transactions are recorded as of the trade date. At March 31, 2024 and December 31, 2023, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$203,870	$(484)	$7,251	$(687)	$211,121	$(1,171)
Mortgage-backed securities - residential	—	—	776,208	(158,259)	776,208	(158,259)
Mortgage-backed securities - commercial	—	—	16,615	(1,284)	16,615	(1,284)
Municipal securities	9,131	(41)	155,959	(22,802)	165,090	(22,843)
U.S. Treasury securities	—	—	30,857	(128)	30,857	(128)
Corporate securities	—	—	3,397	(103)	3,397	(103)
Total	$213,001	$(525)	$990,287	$(183,263)	$1,203,288	$(183,788)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$25,923	$(21)	$14,040	$(1,156)	$39,963	$(1,177)
Mortgage-backed securities - residential	—	—	896,971	(160,418)	896,971	(160,418)
Mortgage-backed securities - commercial	—	—	16,961	(1,225)	16,961	(1,225)
Municipal securities	14,480	(148)	188,669	(21,271)	203,149	(21,419)
U.S. Treasury securities	—	—	108,496	(3,233)	108,496	(3,233)
Corporate securities	—	—	3,326	(174)	3,326	(174)
Total	$40,403	$(169)	$1,228,463	$(187,477)	$1,268,866	$(187,646)
As of March 31, 2024 and December 31, 2023, the Company’s AFS debt securities portfolio consisted of 340 and 439 securities, 316 and 370 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal securities with market values below amortized cost at March 31, 2024 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these AFS debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of March 31, 2024 and December 31, 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on AFS debt securities as of March 31, 2024 or December 31, 2023. Periodically, AFS debt securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of AFS debt securities by contractual maturity as of March 31, 2024 and December 31, 2023 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31,		December 31,
	2024		2023
	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$34,073	$33,910	$64,776	$64,279
Due in one to five years	10,851	10,080	75,996	71,801
Due in five to ten years	40,939	39,932	51,162	49,630
Due in over ten years	560,045	537,931	391,270	372,331
	645,908	621,853	583,204	558,041
Mortgage-backed securities - residential	984,473	826,214	1,057,389	896,971
Mortgage-backed securities - commercial	17,899	16,615	18,186	16,961
Total AFS debt securities	$1,648,280	$1,464,682	$1,658,779	$1,471,973
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$207,882	$—
Proceeds from maturities, prepayments and calls	66,627	26,827
Gross realized gains	90	—
Gross realized losses	16,303	—
Equity Securities
The Company had equity securities without readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $25,589 and $25,191 at March 31, 2024 and December 31, 2023, respectively. Additionally, the Company had $33,948 and $34,190 of FHLB stock carried at cost at March 31, 2024 and December 31, 2023, respectively, included separately from the other equity securities discussed above.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of March 31, 2024 and December 31, 2023, by class of financing receivable are as follows:

	March 31,	December 31,
	2024	2023
Commercial and industrial	$1,621,611	$1,720,733
Construction	1,268,883	1,397,313
Residential real estate:
1-to-4 family mortgage	1,577,824	1,568,552
Residential line of credit	549,306	530,912
Multi-family mortgage	615,081	603,804
Commercial real estate:
Owner-occupied	1,236,007	1,232,071
Non-owner occupied	1,991,526	1,943,525
Consumer and other	428,671	411,873
Gross loans	9,288,909	9,408,783
Less: Allowance for credit losses on loans HFI	(151,667)	(150,326)
Net loans	$9,137,242	$9,258,457
As of March 31, 2024 and December 31, 2023, $950,787 and $1,030,016, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,563,819 and $1,984,007, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of March 31, 2024 and December 31, 2023, qualifying commercial and industrial, construction and consumer loans, of $2,982,391 and $3,107,495, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of March 31, 2024 and December 31, 2023, accrued interest receivable on loans HFI amounted to $45,840 and $43,776, respectively.
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

Classified.
Loans included in the Classified category include loans rated as Substandard and Doubtful. Loans rated as Substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weakness or weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company's commercial type loan portfolio as of March 31, 2024 and December 31, 2023 and the gross charge-offs for the three months ended March 31, 2024 and the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$16,449	$202,050	$237,139	$72,725	$36,876	$129,057	$864,065	$1,558,361
Special Mention	—	3,675	17,572	2,913	—	247	4,521	28,928
Classified	—	457	4,328	3,017	2,987	6,350	17,183	34,322
Total	16,449	206,182	259,039	78,655	39,863	135,654	885,769	1,621,611
Current-period gross charge-offs	—	—	—	14	—	7	22	43
Construction
Pass	39,360	193,203	551,909	124,878	36,531	86,713	187,955	1,220,549
Special Mention	—	711	4,689	2,508	—	657	12,000	20,565
Classified	—	—	3,986	2,590	6,877	—	14,316	27,769
Total	39,360	193,914	560,584	129,976	43,408	87,370	214,271	1,268,883
Current-period gross charge-offs	—	—	—	—	—	—	92	92
Residential real estate:
Multi-family mortgage
Pass	—	29,861	193,591	244,770	54,744	68,104	22,953	614,023
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,058	—	1,058
Total	—	29,861	193,591	244,770	54,744	69,162	22,953	615,081
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	24,636	112,168	253,377	231,354	113,481	428,182	53,516	1,216,714
Special Mention	—	—	1,283	1,811	—	2,547	—	5,641
Classified	—	—	6,281	16	65	6,228	1,062	13,652
Total	24,636	112,168	260,941	233,181	113,546	436,957	54,578	1,236,007
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	3,755	45,516	533,649	468,553	122,699	750,943	43,090	1,968,205
Special Mention	—	—	—	3,966	—	83	—	4,049
Classified	—	—	—	998	—	18,274	—	19,272
Total	3,755	45,516	533,649	473,517	122,699	769,300	43,090	1,991,526
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	84,200	582,798	1,769,665	1,142,280	364,331	1,462,999	1,171,579	6,577,852
Special Mention	—	4,386	23,544	11,198	—	3,534	16,521	59,183
Classified	—	457	14,595	6,621	9,929	31,910	32,561	96,073
Total	$84,200	$587,641	$1,807,804	$1,160,099	$374,260	$1,498,443	$1,220,661	$6,733,108
Current-period gross charge-offs	$—	$—	$—	$14	$—	$7	$114	$135

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$225,734	$255,921	$151,492	$39,897	$70,302	$73,415	$839,918	$1,656,679
Special Mention	—	17,947	3,083	—	151	108	7,549	28,838
Classified	457	4,253	3,075	3,027	254	6,129	18,021	35,216
Total	226,191	278,121	157,650	42,924	70,707	79,652	865,488	1,720,733
Current-period gross charge-offs	14	7	201	22	—	87	131	462
Construction
Pass	179,929	677,387	148,312	46,697	39,140	49,954	208,491	1,349,910
Special Mention	1	4,659	2,943	1,202	—	690	12,000	21,495
Classified	—	2,349	1,484	6,620	—	—	15,455	25,908
Total	179,930	684,395	152,739	54,519	39,140	50,644	235,946	1,397,313
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	29,982	151,495	223,889	92,745	29,933	43,479	31,209	602,732
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,072	—	1,072
Total	29,982	151,495	223,889	92,745	29,933	44,551	31,209	603,804
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	118,030	261,196	231,241	115,397	151,146	281,253	53,970	1,212,233
Special Mention	—	1,297	1,827	—	154	2,617	—	5,895
Classified	—	6,305	16	—	760	5,789	1,073	13,943
Total	118,030	268,798	233,084	115,397	152,060	289,659	55,043	1,232,071
Current-period gross charge-offs	—	—	144	—	—	—	—	144
Non-owner occupied
Pass	47,026	474,560	478,878	117,429	178,448	580,168	43,577	1,920,086
Special Mention	—	—	3,975	—	—	10,435	—	14,410
Classified	—	—	1,001	—	381	7,647	—	9,029
Total	47,026	474,560	483,854	117,429	178,829	598,250	43,577	1,943,525
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	600,701	1,820,559	1,233,812	412,165	468,969	1,028,269	1,177,165	6,741,640
Special Mention	1	23,903	11,828	1,202	305	13,850	19,549	70,638
Classified	457	12,907	5,576	9,647	1,395	20,637	34,549	85,168
Total	$601,159	$1,857,369	$1,251,216	$423,014	$470,669	$1,062,756	$1,231,263	$6,897,446
Current-period gross charge-offs	14	7	345	22	—	87	131	606

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company's consumer type loan portfolio as of March 31, 2024 and December 31, 2023 and the gross charge-offs for the three months ended March 31, 2024 and the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$43,291	$187,203	$492,643	$393,806	$143,618	$298,828	$—	$1,559,389
Nonperforming	—	325	5,027	3,237	4,421	5,425	—	18,435
Total	43,291	187,528	497,670	397,043	148,039	304,253	—	1,577,824
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential line of credit
Performing	—	—	—	—	—	—	547,097	547,097
Nonperforming	—	—	—	—	—	—	2,209	2,209
Total	—	—	—	—	—	—	549,306	549,306
Current-period gross charge-offs	—	—	—	—	—	—	20	20
Consumer and other
Performing	25,887	109,013	87,312	42,673	33,415	114,071	5,849	418,220
Nonperforming	—	561	909	2,293	1,849	4,839	—	10,451
Total	25,887	109,574	88,221	44,966	35,264	118,910	5,849	428,671
Current-period gross charge-offs	155	344	31	96	36	110	—	772
Total consumer type loans
Performing	69,178	296,216	579,955	436,479	177,033	412,899	552,946	2,524,706
Nonperforming	—	886	5,936	5,530	6,270	10,264	2,209	31,095
Total	$69,178	$297,102	$585,891	$442,009	$183,303	$423,163	$555,155	$2,555,801
Current-period gross charge-offs	$155	$344	$31	$96	$36	$110	$20	$792

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$198,537	$500,628	$399,338	$145,484	$81,905	$226,587	$—	$1,552,479
Nonperforming	76	2,565	4,026	3,846	690	4,870	—	16,073
Total	198,613	503,193	403,364	149,330	82,595	231,457	—	1,568,552
Prior-period gross charge-offs	—	18	—	4	—	24	—	46
Residential line of credit
Performing	—	—	—	—	—	—	528,439	528,439
Nonperforming	—	—	—	—	—	—	2,473	2,473
Total	—	—	—	—	—	—	530,912	530,912
Prior-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	104,399	91,557	45,187	34,928	24,040	93,833	6,890	400,834
Nonperforming	528	1,025	2,562	1,819	1,264	3,841	—	11,039
Total	104,927	92,582	47,749	36,747	25,304	97,674	6,890	411,873
Prior-period gross charge-offs	1,463	564	139	201	110	372	2	2,851
Total consumer type loans
Performing	302,936	592,185	444,525	180,412	105,945	320,420	535,329	2,481,752
Nonperforming	604	3,590	6,588	5,665	1,954	8,711	2,473	29,585
Total	$303,540	$595,775	$451,113	$186,077	$107,899	$329,131	$537,802	$2,511,337
Prior-period gross charge-offs	1,463	582	139	205	110	396	2	2,897
Nonaccrual and Past Due Loans
Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables represent an analysis of the aging by class of financing receivable as of March 31, 2024 and December 31, 2023:

March 31, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,606	$—	$24,643	$1,595,362	$1,621,611
Construction	1,474	585	5,077	1,261,747	1,268,883
Residential real estate:
1-to-4 family mortgage	17,881	9,610	8,825	1,541,508	1,577,824
Residential line of credit	1,717	1,097	1,112	545,380	549,306
Multi-family mortgage	—	—	31	615,050	615,081
Commercial real estate:
Owner occupied	465	—	3,069	1,232,473	1,236,007
Non-owner occupied	3,631	—	3,250	1,984,645	1,991,526
Consumer and other	10,699	1,566	8,885	407,521	428,671
Total	$37,473	$12,858	$54,892	$9,183,686	$9,288,909

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
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of March 31, 2024 and December 31, 2023 by class of financing receivable.

March 31, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$14,465	$10,178	$3,946
Construction	3,152	1,925	293
Residential real estate:
1-to-4 family mortgage	3,336	5,489	167
Residential line of credit	812	300	5
Multi-family mortgage	—	31	1
Commercial real estate:
Owner occupied	1,935	1,134	145
Non-owner occupied	3,219	31	1
Consumer and other	—	8,885	463
Total	$26,919	$27,973	$5,021

December 31, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$3,678	$18,052	$5,011
Construction	2,267	605	59
Residential real estate:
1-to-4 family mortgage	1,444	5,274	103
Residential line of credit	685	451	8
Multi-family mortgage	—	32	1
Commercial real estate:
Owner occupied	2,920	268	15
Non-owner occupied	3,316	35	1
Consumer and other	—	9,203	498
Total	$14,310	$33,920	$5,696

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Commercial and industrial	$224	$20
Construction	61	6
Residential real estate:
1-to-4 family mortgage	—	79
Residential line of credit	16	24
Multi-family mortgage	—	1
Commercial real estate:
Owner occupied	49	58
Non-owner occupied	35	82
Consumer and other	—	173
Total	$385	$443
Accrued interest receivable written off as an adjustment to interest income amounted to $201 and $181 for the three months ended March 31, 2024 and 2023, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may make certain modifications of loans to borrowers experiencing financial difficulty. These modifications may be in the form of an interest rate reduction, a term extension, principal forgiveness, payment deferral or a combination thereof. Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the portion of the loan deemed uncollectible is charged off against the allowance for credit losses on loans HFI. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
There were no modifications of loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023.
The following table presents the amortized cost of FDM loans as of March 31, 2024 by class of financing receivable and type of concession granted that were modified during the three months ended March 31, 2024.

	Term extension	Payment deferral and term extension	Total	% of total class of financing receivables
Construction	$—	$14,316	$14,316	1.1%
Commercial real estate:
Non-owner occupied	10,351	—	10,351	0.5%
Consumer and other	22	—	22	—%
Total	$10,373	$14,316	$24,689	0.3%
No financing receivables that were modified in the prior twelve months had a payment default during the three months ended March 31, 2024. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of March 31, 2024, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficultly:

Three Months Ended March 31, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)
Construction	6	3
Commercial real estate:
Non-owner occupied	6	—
Consumer and other	42	—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below depicts the performance of loans held for investment as of March 31, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

March 31, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$179	$—	$179
Construction	—	—	—	14,316	14,316
Residential real estate:
1-to-4 family mortgage	—	—	65	—	65
Commercial real estate:
Non-owner occupied	—	—	—	10,351	10,351
Consumer and other	—	—	—	22	22
Total	$—	$—	$244	$24,689	$24,933
1) Loans were on non-accrual when modified and subsequently classified as FDM.
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

	March 31, 2024
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$86	$363	$23,660	$24,109	$3,883
Construction	24,744	1,653	—	26,397	265
Residential real estate:
1-to-4 family mortgage	3,893	—	—	3,893	58
Residential line of credit	1,384	—	—	1,384	12
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	1,969	7,478		9,447	131
Non-owner occupied	14,731	—	—	14,731	—
Total	$46,807	$9,494	$23,660	$79,961	$4,349

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
Allowance for Credit Losses on Loans HFI
The Company performed evaluations within its established qualitative framework, assessing the impact of the current economic outlook, including: continued actions taken by the Federal Reserve with regard to monetary policy, interest rates and the potential impact of those actions, potential impact of persistent high inflation on economic growth, potential negative economic forecasts, and other considerations. The increase in the allowance for credit losses on loans HFI as of March 31, 2024 compared with December 31, 2023 is primarily the result of expected deterioration in the CRE portfolio which was adjusted upward qualitatively to address risks not captured by the model. These adjustments factor in the possibility that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. As of March 31, 2024, all CRE asset classes are expected to be negatively impacted by slowing demand coupled with refinancing risk in the current rate environment.
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three months ended March 31, 2024 and 2023:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
(Reversal of) provision for credit losses on loans HFI	(2,298)	2,028	(433)	470	131	56	984	914	1,852
Recoveries of loans previously charged-off	14	—	56	—	—	40	—	306	416
Loans charged off	(43)	(92)	—	(20)	—	—	—	(772)	(927)
Ending balance - March 31, 2024	$17,272	$37,308	$26,128	$9,918	$8,973	$10,749	$23,949	$17,370	$151,667

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
(Reversal of) provision for credit losses on loans HFI	(10)	1,217	1,073	1,540	129	103	(48)	993	4,997
Recoveries of loans previously charged-off	67	—	15	—	—	66	—	239	387
Loans charged off	(46)	—	(16)	—	—	—	—	(705)	(767)
Ending balance - March 31, 2023	$11,117	$41,025	$27,213	$9,034	$6,619	$7,952	$21,868	$13,981	$138,809

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$3,192	$5,794
Transfers from loans	753	235
Proceeds from sale of other real estate owned	(389)	(2,031)
Gain on sale of other real estate owned	57	87
Balance at end of period	$3,613	$4,085
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $2,344 and $2,414 as of March 31, 2024 and December 31, 2023, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $4,330 and $3,377 as of March 31, 2024 and December 31, 2023, respectively.
Note (5)—Leases
As of March 31, 2024, the Company was the lessee in 48 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company's leases is presented below as of March 31, 2024 and December 31, 2023:

		March 31,	December 31,
	Classification	2024	2023
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$51,421	$54,295
Finance leases	Premises and equipment, net	1,228	1,256
Total right-of-use assets		$52,649	$55,551
Lease liabilities:
Operating leases	Operating lease liabilities	$64,562	$67,643
Finance leases	Borrowings	1,302	1,326
Total lease liabilities		$65,864	$68,969
Weighted average remaining lease term (in years) - operating		11.5	11.6
Weighted average remaining lease term (in years) - finance		11.1	11.4
Weighted average discount rate - operating		3.40%	3.39%
Weighted average discount rate - finance		1.76%	1.76%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended March 31,
	Classification	2024	2023
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,927	$1,815
Short-term lease cost	Occupancy and equipment	97	121
Variable lease cost	Occupancy and equipment	336	298
Gain on lease modifications and terminations	Occupancy and equipment	—	(72)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	6	6
Amortization of right-of-use asset	Occupancy and equipment	28	28
Sublease income	Occupancy and equipment	(172)	(281)
Total lease cost		$2,222	$1,915
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of undiscounted cash flows to lease liabilities as of March 31, 2024 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
March 31, 2025	$6,358	$90
March 31, 2026	8,454	121
March 31, 2027	8,314	123
March 31, 2028	7,864	125
March 31, 2029	6,939	127
Thereafter	44,094	850
Total undiscounted future minimum lease payments	82,023	1,436
Less: imputed interest	(17,461)	(134)
Lease liabilities	$64,562	$1,302

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (6)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Carrying value at beginning of period	$164,249	$168,365
Capitalization	1,131	1,788
Change in fair value:
Due to payoffs/paydowns	(2,724)	(2,520)
Due to change in valuation inputs or assumptions	3,018	(2,754)
Carrying value at end of period	$165,674	$164,879
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Servicing income	$7,347	$7,768
Change in fair value of mortgage servicing rights	294	(5,274)
Change in fair value of derivative hedging instruments	(3,335)	1,867
Servicing income	4,306	4,361
Servicing expenses	1,947	1,883
Net servicing income	$2,359	$2,478
Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Unpaid principal balance of mortgage loans sold and serviced for others	$10,651,075	$10,762,906
Weighted-average prepayment speed (CPR)	6.06%	6.19%
Estimated impact on fair value of a 10% increase	$(4,383)	$(4,616)
Estimated impact on fair value of a 20% increase	$(8,490)	$(8,924)
Discount rate	10.2%	9.62%
Estimated impact on fair value of a 100 bp increase	$(7,633)	$(7,637)
Estimated impact on fair value of a 200 bp increase	$(14,617)	$(14,624)
Weighted-average coupon interest rate	3.50%	3.47%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	335	334
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, “Derivatives” for additional information on these hedging instruments.
As of March 31, 2024 and December 31, 2023, mortgage escrow deposits totaled $92,350 and $63,591, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (7)—Income taxes
The following table presents a reconciliation of income taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
Federal taxes calculated at statutory rate	$7,192	21.0%	$9,676	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	133	0.4%	251	0.6%
Expense from equity based compensation	55	0.2%	115	0.3%
Municipal interest income, net of interest disallowance	(373)	(1.1)%	(456)	(1.0)%
Bank-owned life insurance	(90)	(0.3)%	(127)	(0.3)%
Section 162(m) limitation	160	0.5%	127	0.2%
Other	(777)	(2.3)%	111	0.2%
Income tax expense, as reported	$6,300	18.4%	$9,697	21.0%
Note (8)—Commitments and contingencies
Commitments to extend credit and letters of credit
The Company issues certain financial instruments to meet customer financing needs, including loan commitments, credit lines and letters of credit. The agreements associated with these type of unfunded loan commitments provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

	March 31,	December 31,
	2024	2023
Commitments to extend credit, excluding interest rate lock commitments	$2,771,611	$2,906,016
Letters of credit	85,487	77,055
Balance at end of period	$2,857,098	$2,983,071
As of March 31, 2024 and December 31, 2023, unfunded loan commitments included above with floating interest rates totaled $2,388,134 and $2,459,669, respectively.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$8,770	$22,969
Reversal of credit losses on unfunded commitments	(1,070)	(4,506)
Balance at end of period	$7,700	$18,463
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, the investors require the Company to repurchase loans sold to

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
them under the terms of the warranties. When this happens, the loans are recorded at fair value in loans held for investment. The total principal amount of loans repurchased (or indemnified for) was $2,078 and $3,326 for three months ended March 31, 2024 and 2023, respectively. The Company has established a reserve associated with potential loan repurchases.
The following table summarizes the activity in the repurchase reserve included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$899	$1,621
Provision for (reversal of) loan repurchases or indemnifications	50	(250)
Losses on loans repurchased or indemnified	(19)	(13)
Balance at end of period	$930	$1,358
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
Note (9)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line items other assets or other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
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
At March 31, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges. At December 31, 2023, the Company had interest rate swaps designated as fair value hedges to convert fixed rate money market deposits to variable with notional values totaling $200,000 and market values totaling $(4,497) recorded in other liabilities on the consolidated balance sheets. Additionally at December 31, 2023, the Company had an interest rate swap designated as a fair value hedge on subordinated debt with a notional value of $100,000 and market value of $(673) recorded in other liabilities on the consolidated balance sheets.
During the three months ended March 31, 2024, the Company terminated interest rate swaps that were designated as fair value hedges on fixed rate money market deposits and the interest rate swaps covering subordinated debt matured. For the terminated swaps, notional values totaled $200,000 and market values totaled $(4,588) at termination. The remaining fair value adjustment on the terminated hedging relationships will be amortized into interest expense over the respective contract terms of the original hedges. For the matured swap, the notional value totaled $100,000 prior to maturity. The swap involved the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreement.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount of expense included in interest expense on deposits and borrowings, related to the Company's fair value hedging instruments:

	Three Months Ended March 31,
	2024	2023
Designated fair value hedge:
Interest expense on deposits	$—	$(1,508)
Interest expense on borrowings	(645)	(760)
Total	$(645)	$(2,268)

During the three months ended March 31, 2024, amortization expense totaling $1,843 related to the terminated fair value hedges was recognized as an increase to interest expense on deposits. As of March 31, 2024, the remaining fair value adjustment related to the terminated fair value hedges of $(2,745) is included in money market and savings deposits on the consolidated balance sheets.
The following amounts were recorded on the balance sheet related to cumulative adjustments of fair value hedges as of December 31, 2023:

	December 31, 2023
Line item on the balance sheet	Carrying amount of the hedged item		Cumulative decrease in fair value hedging adjustment included in the carrying amount of the hedged item
Money market and savings deposits	$198,143	(1)	$(4,497)
Borrowings	98,715	(2)	(673)
Total	$296,858		$(5,170)
(1) The carrying value also includes an unaccreted purchase accounting fair value premium of $2,640 as of December 31, 2023.
(2) The carrying value also includes unamortized subordinated debt issuance costs of $612 as of December 31, 2023.
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
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

		March 31, 2024		December 31, 2023
	Notional Amount	Estimated fair value	Balance sheet location	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$30,000	$343	Other assets	$579	Other assets
The Company's consolidated statements of income included income of $247 and $197 for the three months ended March 31, 2024 and 2023, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were highly effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during any period presented.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive loss, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
	2024	2023
Amount of loss recognized in other comprehensive loss, net of tax benefit of $62 and $70	$(174)	$(197)
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
The Company enters into interest rate-lock commitments on residential loan commitments that will be held for resale. These are considered derivative instruments with no hedge accounting designation, and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Gains and losses arising from changes in the valuation of the interest rate-lock commitments and forward commitments are recognized currently in earnings and are reflected under the line item mortgage banking income in the consolidated statements of income.
The Company also enters into forwards, futures and option contracts to economically hedge the change in fair value of mortgage servicing rights. Gains and losses associated with these instruments are included in earnings and are reflected under the line item mortgage banking income in the consolidated statements of income.
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	March 31, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$551,095	$35,925	$35,954
Forward commitments	226,500	—	261
Interest rate-lock commitments	130,315	2,073	—
Futures contracts	235,500	—	189
Total	$1,143,410	$37,998	$36,404

	December 31, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$569,865	$32,179	$32,184
Forward commitments	159,000	—	861
Interest rate-lock commitments	69,217	1,203	—
Futures contracts	254,000	777	—
Total	$1,052,082	$34,159	$33,045

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended March 31,
	2024	2023
Included in mortgage banking income:
Interest rate lock commitments	$869	$1,207
Forward commitments	100	(295)
Futures contracts	(2,997)	1,937
Option contracts	—	(664)
Total	$(2,028)	$2,185
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
March 31, 2024
Derivative financial assets	$36,145	$—	$36,145	$123	$—	$36,022
Derivative financial liabilities	$5,386	$—	$5,386	$123	$5,263	$—

December 31, 2023
Derivative financial assets	$31,468	$—	$31,468	$6,502	$—	$24,966
Derivative financial liabilities	$11,330	$—	$11,330	$6,502	$4,828	$—
Collateral Requirements
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of March 31, 2024 and December 31, 2023, the Company had collateral posted of $13,585 and $14,042, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (10)—Fair value of financial instruments
FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.
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

OREO
OREO is comprised of properties obtained in partial or total satisfaction of loan obligations and excess land and facilities held for sale. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Fair value is determined on a nonrecurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts. OREO valuations are classified as Level 3.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are presented in the following tables:

At March 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$415,927	$—	$415,927
Mortgage-backed securities - residential	—	826,214	—	826,214
Mortgage-backed securities - commercial	—	16,615	—	16,615
Municipal securities	—	171,672	—	171,672
U.S. Treasury securities	—	30,857	—	30,857
Corporate securities	—	3,397	—	3,397
Total securities	$—	$1,464,682	$—	$1,464,682
Loans held for sale, at fair value	$—	$61,828	$—	$61,828
Mortgage servicing rights	—	—	165,674	165,674
Derivatives	—	38,341	—	38,341
Financial Liabilities:
Derivatives	—	36,404	—	36,404

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$203,956	$—	$203,956
Mortgage-backed securities - residential	—	896,971	—	896,971
Mortgage-backed securities - commercial	—	16,961	—	16,961
Municipal securities	—	242,263	—	242,263
U.S. Treasury securities	—	108,496	—	108,496
Corporate securities	—	3,326	—	3,326
Total securities	$—	$1,471,973	$—	$1,471,973
Loans held for sale, at fair value	$—	$46,618	$—	$46,618
Mortgage servicing rights	—	—	164,249	164,249
Derivatives	—	34,738	—	34,738
Financial Liabilities:
Derivatives	—	38,215	—	38,215
The balances and levels of the assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 are presented in the following tables:

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

At March 31, 2024	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$644	$644
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	5,303	5,303
Construction	—	—	1,288	1,288
Residential real estate:
1-4 family mortgage	—	—	499	499
Residential line of credit	—	—	561	561
Commercial real estate:
Owner occupied	—	—	752	752
Total collateral-dependent loans	$—	$—	$8,403	$8,403

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,400	$2,400
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$12,338	$12,338
Construction	—	—	203	203
Residential real estate:
1-4 family mortgage	—	—	429	429
Consumer and other	—	—	71	71
Total collateral-dependent loans	$—	$—	$13,041	$13,041

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Commercial loans held for sale
Historically, the Company had a portfolio of acquired commercial loans. There were no such loans outstanding as of March 31, 2024 as the last relationship was exited during the year ended December 31, 2023. These commercial loans were measured at fair value. As such, these loans were excluded from the ACL.
The following table sets forth the changes in fair value associated with this portfolio for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$34,357	$(3,867)	$30,490
Change in fair value:
Paydowns and payoffs	(21,890)	—	(21,890)
Changes in valuation included in other noninterest income	—	910	910
Carrying value at end of period	$12,467	$(2,957)	$9,510
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company's mortgage servicing rights for the three months ended March 31, 2024 and 2023 are detailed at Note 6, “Mortgage servicing rights.”
The following tables present information as of March 31, 2024 and December 31, 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

March 31, 2024
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$8,403	Valuation of collateral	Discount for comparable sales	9%-58%
Other real estate owned	$644	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

December 31, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$13,041	Valuation of collateral	Discount for comparable sales	10%-61%
Other real estate owned	$2,400	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
Fair value for collateral-dependent loans is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. Fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for estimated selling and closing costs related to liquidation of the collateral. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of March 31, 2024 and December 31, 2023, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $12,754 and $18,166, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	March 31,	December 31,
	2024	2023
Loans held for sale under a fair value option:
Mortgage loans held for sale	61,828	46,618
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	20,876	21,229
Total loans held for sale	$82,704	$67,847
Mortgage loans held for sale
Net gain of $203 and net loss of $51 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three months ended March 31, 2024 and 2023, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans held for sale. The net change in fair value of these loans held for sale and derivatives resulted in net gain of $1,821 and net loss of $421 for the three months ended March 31, 2024 and 2023, respectively. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Aggregate fair value	$61,828	$46,618
Aggregate unpaid principal balance	60,516	45,509
Difference	$1,312	$1,109

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
March 31, 2024	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$870,730	$870,730	$—	$—	$870,730
Investment securities	1,464,682	—	1,464,682	—	1,464,682
Net loans held for investment	9,137,242	—	—	8,809,892	8,809,892
Loans held for sale, at fair value	61,828	—	61,828	—	61,828
Interest receivable	53,506	892	6,774	45,840	53,506
Mortgage servicing rights	165,674	—	—	165,674	165,674
Derivatives	38,341	—	38,341	—	38,341
Financial liabilities:
Deposits:
Without stated maturities	$8,902,546	$8,902,546	$—	$—	$8,902,546
With stated maturities	1,602,382	—	1,594,332	—	1,594,332
Securities sold under agreements to repurchase and federal funds purchased	78,229	78,229	—	—	78,229
Bank Term Funding Program	130,000	—	129,462	—	129,462
Subordinated debt, net	130,414	—	—	123,284	123,284
Interest payable	20,504	4,187	15,942	375	20,504
Derivatives	36,404	—	36,404	—	36,404

	Fair Value
December 31, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$810,932	$810,932	$—	$—	$810,932
Investment securities	1,471,973	—	1,471,973	—	1,471,973
Net loans held for investment	9,258,457	—	—	9,068,518	9,068,518
Loans held for sale, at fair value	46,618	—	46,618	—	46,618
Interest receivable	52,715	388	8,551	43,776	52,715
Mortgage servicing rights	164,249	—	—	164,249	164,249
Derivatives	34,738	—	34,738	—	34,738
Financial liabilities:
Deposits:
Without stated maturities	$8,927,654	$8,927,654	$—	$—	$8,927,654
With stated maturities	1,620,633	—	1,614,400	—	1,614,400
Securities sold under agreements to repurchase and federal funds purchased	108,764	108,764	—	—	108,764
Bank Term Funding Program	130,000	—	130,000	—	130,000
Subordinated debt, net	129,645	—	—	122,671	122,671
Interest payable	18,809	4,104	13,205	1,500	18,809
Derivatives	38,215	—	38,215	—	38,215

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (11)—Segment reporting
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through its Mortgage segment, whose activities also include the servicing of residential mortgage loans and securitization of loans to third party private investors or government sponsored agencies.
Beginning in 2024, the Company began assigning a transfer rate to allocate net interest income to products and business segments. The intent of the transfer rate methodology is to transfer interest rate risk among the segments and allow management to better measure the net interest margin contribution of its assets/liabilities by segment. Prior period results have been adjusted to conform to the current methodology.
The following tables present selected financial information with respect to the Company's reportable segments for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024	Banking	Mortgage	Consolidated
Net interest income	$97,094	$2,396	$99,490
Provisions for (reversal of) credit losses	838	(56)	782
Mortgage banking income	—	15,626	15,626
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,041)	(3,041)
Other noninterest (loss) income	(4,794)	171	(4,623)
Depreciation and amortization	2,708	133	2,841
Amortization of intangibles	789	—	789
Other noninterest expense	56,847	11,943	68,790
Income before income taxes	$31,118	$3,132	$34,250
Income tax expense			6,300
Net income applicable to FB Financial Corporation and noncontrolling interest			27,950
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$27,950
Total assets	$11,979,904	$568,416	$12,548,320
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.

Three Months Ended March 31, 2023	Banking	Mortgage	Consolidated
Net interest income	$101,287	$2,373	$103,660
Provisions for credit losses	212	279	491
Mortgage banking income	—	15,493	15,493
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,407)	(3,407)
Other noninterest income (loss)	11,493	(230)	11,263
Depreciation and amortization	2,049	179	2,228
Amortization of intangibles	990	—	990
Other noninterest expense	63,713	13,509	77,222
Income before income taxes	$45,816	$262	$46,078
Income tax expense			9,697
Net income applicable to FB Financial Corporation and noncontrolling interest			36,381
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$36,381
Total assets	$12,534,348	$566,799	$13,101,147
Goodwill	242,561	—	242,561
(1)Change in fair value of mortgage servicing rights, net of hedging is included in mortgage banking income in the Company's consolidated statements of income.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (12)—Minimum capital requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of March 31, 2024 and December 31, 2023, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
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
Actual and required capital amounts and ratios are included below as of the dates indicated.

March 31, 2024	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,657,500	15.0%	$1,161,748	10.5%	N/A	N/A
FirstBank	1,622,562	14.7%	1,159,716	10.5%	$1,104,491	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,419,546	12.8%	$940,462	8.5%	N/A	N/A
FirstBank	1,384,847	12.5%	938,818	8.5%	$883,593	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,419,546	11.3%	$500,450	4.0%	N/A	N/A
FirstBank	1,384,847	11.1%	499,885	4.0%	$624,857	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,389,546	12.6%	$774,498	7.0%	N/A	N/A
FirstBank	1,384,847	12.5%	773,144	7.0%	$717,919	6.5%

December 31, 2023	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,635,848	14.5%	$1,182,028	10.5%	N/A	N/A
FirstBank	1,600,950	14.2%	1,179,886	10.5%	$1,123,701	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,405,890	12.5%	$956,880	8.5%	N/A	N/A
FirstBank	1,370,991	12.2%	955,145	8.5%	$898,960	8.0%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,405,890	11.3%	$496,485	4.0%	N/A	N/A
FirstBank	1,370,991	11.1%	495,761	4.0%	$619,701	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,375,890	12.2%	$788,018	7.0%	N/A	N/A
FirstBank	1,370,991	12.2%	786,590	7.0%	$730,405	6.5%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (13)—Stock-based compensation
Restricted Stock Units
The Company grants RSUs under compensation arrangements for the benefit of certain employees and directors. RSU grants are subject to time-based vesting with associated compensation recognized on a straight-line basis based on the grant date fair value of the awards. The total number of RSUs granted represents the number of awards eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes changes in RSUs for the three months ended March 31, 2024:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	323,520	$37.52
Granted	155,047	35.60
Vested	(18,777)	35.55
Forfeited	(853)	40.19
Balance at end of period (unvested)	458,937	$36.95
The total fair value of RSUs vested was $668 and $4,591 for the three months ended March 31, 2024 and 2023, respectively. The compensation cost related to the grants and vesting of RSUs was $2,706 and $1,706 for the three months ended March 31, 2024 and 2023, respectively. This includes amounts paid related to grants and compensation for directors elected to be settled in stock amounting to $199 and $175 for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, there was $10,614 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.24 years. Additionally, as of March 31, 2024, there were 1,459,258 shares available for issuance under the Company's stock compensation plans. As of March 31, 2024 and December 31, 2023, there was $410 and $353, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying RSUs.
Performance-Based Restricted Stock Units
The Company awards PSUs to certain employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company's achievement of certain performance metrics over a fixed three-year performance period. The number of shares issued upon vesting can range from 0% to 200% of the PSUs granted.
For PSUs granted prior to December 31, 2023, performance factors will be based on the Company’s achievement of non-GAAP core return on average tangible common equity over the performance period relative to a predefined peer group.
Beginning with awards issued during the first quarter of 2024, performance factors will be based on a combination of the same metric discussed above as well as the Company’s adjusted tangible book value over the performance period.
Compensation expense for PSUs is estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes information about the changes in PSUs as of and for the three months ended March 31, 2024:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	176,163	$40.86
Granted	97,738	35.60
Performance adjustment (1)	(12,356)	43.20
Vested	(34,915)	43.20
Forfeited or expired	(969)	40.00
Balance at end of period (unvested)	225,661	$38.09
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. PSU awards are settled with payouts ranging from 0% and 200% of the target award value based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company's outstanding PSUs as of March 31, 2024:

Grant Year(1)	Grant Price	Performance Period	PSUs Outstanding
2022	$44.44	2022 to 2024	49,836
2023	$37.17	2023 to 2025	78,087
2024	$35.60	2024 to 2026	97,738
(1)Vesting factor will be interpolated between 0% and 200% of PSUs outstanding based on the Company's performance relative to a predefined peer group over a fixed three-year performance period.
The Company recorded compensation cost associated with PSUs of $114 and $579 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $14,786, and the weighted average remaining performance period over which the cost could be recognized was 2.39 years.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 10,606 and 8,214 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $388 and $305 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were 2,283,620 shares available for issuance under the ESPP.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (14)—Related party transactions
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
An analysis of loans to executive officers, certain management, significant shareholders and directors of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2024	$49,073
New loans and advances	1,894
Change in related party status	—
Repayments	(1,474)
Loans outstanding at March 31, 2024	$49,493
Unfunded commitments to certain executive officers, certain management and directors and their related interests totaled $54,212 and $44,206 at March 31, 2024 and December 31, 2023, respectively.
Deposits
The Bank held deposits from related parties totaling $338,935 and $316,141 as of March 31, 2024 and December 31, 2023, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $90 for both the three months ended March 31, 2024 and 2023.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains a non-exclusive aircraft lease with an entity owned by one of the Company's directors. The Company recognized income of $24 and $7 during the three months ended March 31, 2024 and 2023, respectively, under this agreement.
Subsequent to March 31, 2024, the Company renegotiated the lease agreement with the existing director and executed a non-exclusive aircraft lease with an entity owned by another one of the Company's directors.
Equity investment in preferred stock and master loan purchase agreement
During the year ended December 31, 2022, the Company invested in preferred stock of a privately held entity of which an executive officer of the Company is on the Board of directors of the investee. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $10,000 as of both March 31, 2024 and December 31, 2023, and is being accounted for as an equity security without readily determinable market value. No gains or losses have been recognized to date associated with this investment.
Concurrently, the Company also entered a separate master loan purchase agreement with the entity to purchase up to $250,000 in manufactured loan housing production over an initial five-year term. During the three months ended March 31, 2024, the Company purchased $9,225 of loans HFI under this agreement. No such loans were purchased during the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, the amortized cost of these loans HFI amounted to $41,048 and $32,154, respectively.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of March 31, 2024 and December 31, 2023, and our results of operations for the three months ended March 31, 2024 and 2023, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on February 27, 2024, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management's current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes in government interest rate policies and its impact on the Company’s business, net interest margin, and mortgage operations, (3) any continuation of the recent turmoil in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response, (4) increased competition for deposits, (5) the Company’s ability to effectively manage problem credits, (6) any deterioration in commercial real estate market fundamentals, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (11) the Company's dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (12) the impact of natural disasters, pandemics, and/or acts of war or terrorism, (13) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and (14) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

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

	As of or for the three months ended		As of or for the year-ended
	March 31,		December 31,
(dollars in thousands, except share data)	2024	2023	2023
Selected Balance Sheet Data
Cash and cash equivalents	$870,730	$1,319,951	$810,932
Loans HFI	9,288,909	9,365,996	9,408,783
Allowance for credit losses on loans HFI	(151,667)	(138,809)	(150,326)
Loans held for sale	82,704	82,515	67,847
Investment securities, at fair value	1,464,682	1,474,064	1,471,973
Total assets	12,548,320	13,101,147	12,604,403
Interest-bearing deposits (non-brokered)	8,191,962	8,693,515	8,179,430
Brokered deposits	130,845	251	150,475
Noninterest-bearing deposits	2,182,121	2,489,149	2,218,382
Total deposits	10,504,928	11,182,915	10,548,287
Borrowings	360,821	312,131	390,964
Allowance for credit losses on unfunded commitments	7,700	18,463	8,770
Total common shareholders' equity	1,479,526	1,369,696	1,454,794
Selected Statement of Income Data
Total interest income	$176,128	$159,480	$678,410
Total interest expense	76,638	55,820	271,193
Net interest income	99,490	103,660	407,217
Provisions for credit losses	782	491	2,539
Total noninterest income	7,962	23,349	70,543
Total noninterest expense	72,420	80,440	324,929
Income before income taxes	34,250	46,078	150,292
Income tax expense	6,300	9,697	30,052
Net income applicable to noncontrolling interest	—	—	16
Net income applicable to FB Financial Corporation	$27,950	$36,381	$120,224
Net interest income (tax-equivalent basis)	$100,199	$104,493	$410,562
Per Common Share
Basic net income	$0.60	$0.78	$2.57
Diluted net income	0.59	0.78	2.57
Book value(1)	31.55	29.29	31.05
Tangible book value(2)	26.21	23.86	25.69
Cash dividends declared	0.17	0.15	0.60
Selected Ratios
Return on average:
Assets(3)	0.89%	1.15%	0.95%
Common shareholders' equity(3)	7.70%	11.0%	8.74%
Tangible common equity(2)	9.29%	13.6%	10.7%
Efficiency ratio	67.4%	63.3%	68.0%
Core efficiency ratio (tax-equivalent basis)(2)	58.1%	63.4%	62.9%
Loans HFI to deposit ratio	88.4%	83.8%	89.2%
Noninterest-bearing deposits to total deposits	20.8%	22.3%	21.0%
Net interest margin (tax-equivalent basis)	3.42%	3.51%	3.44%
Yield on interest-earning assets	6.03%	5.38%	5.72%
Cost of interest-bearing liabilities	3.56%	2.61%	3.16%
Cost of total deposits	2.76%	1.94%	2.39%

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
	2024	2023	2023
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.63%	1.48%	1.60%
Net charge-offs as a percentage of average loans HFI	(0.02)%	(0.02)%	(0.01)%
Nonperforming loans HFI as a percentage of loans HFI	0.73%	0.49%	0.65%
Nonperforming assets as a percentage of total assets(4)	0.75%	0.61%	0.69%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.8%	10.5%	11.5%
Tangible common equity to tangible assets(2)	9.99%	8.68%	9.74%
Tier 1 leverage	11.3%	10.4%	11.3%
Tier 1 risk-based capital	12.8%	11.6%	12.5%
Total risk-based capital	15.0%	13.6%	14.5%
Common Equity Tier 1	12.6%	11.3%	12.2%
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
(4)Includes $20,876, $20,528 and $21,229 of optional rights to repurchase delinquent GNMA loans as of March 31, 2024, March 31, 2023 and December 31, 2023, respectively.

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

Core efficiency ratio (tax-equivalent basis)
The core efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes certain gains, losses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.
The following table presents a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$72,420	$80,440	$324,929
Less early retirement and severance costs	—	—	8,449
Less (gain) loss on lease terminations	—	(72)	1,770
Less FDIC special assessment	500	—	1,788
Core noninterest expense	$71,920	$80,512	$312,922
Net interest income	$99,490	$103,660	$407,217
Net interest income (tax-equivalent basis)	100,199	104,493	410,562
Total noninterest income	7,962	23,349	70,543
Less (loss) gain from securities, net	(16,213)	69	(13,973)
Less gain (loss) on sales or write-downs of other real estate owned and other assets	565	(183)	(27)
Less gain (loss) on change in fair value of commercial loans held for sale acquired in previous business combination	—	910	(2,114)
Core noninterest income	23,610	22,553	86,657
Total revenue	$107,452	$127,009	$477,760
Core revenue (tax-equivalent basis)	$123,809	$127,046	$497,219
Efficiency ratio	67.4%	63.3%	68.0%
Core efficiency ratio (tax-equivalent basis)	58.1%	63.4%	62.9%

Tangible book value per common share and tangible common equity to tangible assets
Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by management to evaluate capital adequacy. Because intangible assets, such as goodwill and other intangibles, vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare our capital position to other companies. The most directly comparable financial measure calculated in accordance with GAAP is book value per common share and our total shareholders’ equity to total assets.
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	March 31,		December 31,
(dollars in thousands, except share data)	2024	2023	2023
Tangible assets
Total assets	$12,548,320	$13,101,147	$12,604,403
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(7,920)	(11,378)	(8,709)
Tangible assets	$12,297,839	$12,847,208	$12,353,133
Tangible common equity
Total common shareholders' equity	$1,479,526	$1,369,696	$1,454,794
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(7,920)	(11,378)	(8,709)
Tangible common equity	$1,229,045	$1,115,757	$1,203,524
Common shares outstanding	46,897,378	46,762,626	46,848,934
Book value per common share	$31.55	$29.29	$31.05
Tangible book value per common share	$26.21	$23.86	$25.69
Total common shareholders' equity to total assets	11.8%	10.5%	11.5%
Tangible common equity to tangible assets	9.99%	8.68%	9.74%
Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders' equity and excludes the impact of goodwill and other intangibles. This measurement is used by management to provide a depiction of the our profitability without being impacted by its intangible assets, as intangible assets are not directly managed to generate earnings. The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders' equity and return on average tangible common equity to return on average shareholders' equity:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2024	2023	2023
Return on average tangible common equity
Total average common shareholders' equity	$1,460,736	$1,343,227	$1,374,831
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)
Average intangibles, net	(8,299)	(11,862)	(10,472)
Average tangible common equity	$1,209,876	$1,088,804	$1,121,798
Net income applicable to FB Financial Corporation	$27,950	$36,381	$120,224
Return on average common shareholders' equity	7.70%	11.0%	8.74%
Return on average tangible common equity	9.29%	13.6%	10.7%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of March 31, 2024, our footprint included 76 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. Our banking services extend to 17 community markets throughout Tennessee and North Georgia. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Our net income decreased during the three months ended March 31, 2024 to $28.0 million from $36.4 million for the three months ended March 31, 2023. Diluted earnings per common share were $0.59 and $0.78 for the three months ended March 31, 2024 and 2023, respectively. Our net income represented a ROAA of 0.89% and 1.15% for the three months ended March 31, 2024 and 2023, respectively, and a ROAE of 7.70% and 11.0% for the same periods. Our ROATCE for the three months ended March 31, 2024 and 2023 were 9.29% and 13.6%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended March 31, 2024, our net interest income decreased to $99.5 million compared with $103.7 million in the three months ended March 31, 2023. Our net interest margin, on a tax-equivalent basis, decreased to 3.42% for the three months ended March 31, 2024 as compared to 3.51% for the three months ended March 31, 2023. The decrease in net interest margin was primarily driven by our volume of interest-earnings assets decreasing compared to an increase in our interest-bearing liabilities partially offset by higher interest rates.
Noninterest income for the three months ended March 31, 2024 decreased by $15.4 million to $8.0 million, down from $23.3 million for the three months ended March 31, 2023. The decrease in noninterest income was primarily due to a $16.2 million net loss on investment securities primarily related to the sale of $207.9 million of available-for-sale securities. Refer to the section “Other earnings assets” for additional information on the sale of the available-for sale securities.
Noninterest expense decreased to $72.4 million for the three months ended March 31, 2024, compared with $80.4 million for the three months ended March 31, 2023. The decrease in noninterest expense is due to decreases in salaries, commissions and employee benefits of $4.2 million primarily related to the Company's efficiency and scalability initiatives and updated methodology of deferrals for loan fees and loan origination expenses. Additionally, the decrease is reflective of decreases in legal and professional expenses, advertising and franchise tax expense.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our unaudited consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Income before taxes from the Banking segment decreased for the three months ended March 31, 2024 to $31.1 million, compared to $45.8 million for the three months ended March 31, 2023. Net interest income decreased by $4.2 million to $97.1 million during the three months ended March 31, 2024 compared to $101.3 million during the three months ended March 31, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $0.8 million of provision expense during the three months ended March 31, 2024 compared to $0.2 million during the three months ended March 31, 2023. Noninterest income decreased to a loss of $4.8 million in the three months ended March 31, 2024 as compared to income of $11.5 million in the three months ended March 31, 2023. Similar to the discussion above, the decrease includes a net loss on investment securities of $16.2 million primarily associated with the sale of $207.9 million available-for-sale securities during the three months ended March 31, 2024 compared with a net gain on investment securities of $0.1 million for the three months ended March 31, 2023. Noninterest expense decreased to $60.3 million for three months ended March 31, 2024 compared to $66.8 million for the three months ended March 31, 2023 due to decreases in salaries, legal and professional fees, advertising and franchise tax expense.
Mortgage
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Activity in our Mortgage segment resulted in a pre-tax net contribution of $3.1 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. Net interest income was $2.4 million for both the three months ended March 31, 2024 and 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in a reversal of $0.1 million of provision expense during the three months ended March 31, 2024 compared to $0.3 million of provision expense during the three months ended March 31, 2023. Mortgage banking income increased $0.5 million to $12.6 million during the three months ended March 31, 2024 compared to $12.1 million for the three months ended March 31, 2023. Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage loan servicing fees, which includes the net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale.
The components of mortgage banking income for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$6,458	$8,146
Net change in fair value of loans held for sale and derivatives	1,821	(421)
Change in fair value on MSRs, net of hedging	(3,041)	(3,407)
Mortgage servicing income	7,347	7,768
Total mortgage banking income	$12,585	$12,086
Interest rate lock commitment volume	$377,166	$375,042
Interest rate lock commitment volume by purpose (%):
Purchase	84.9%	86.2%
Refinance	15.1%	13.8%
Mortgage sales	$243,461	$332,307
Mortgage sale margin	2.65%	2.45%
Closing volume	$258,352	$295,760
Outstanding principal balance of mortgage loans serviced	$10,651,075	$11,028,420
Noninterest expense for the three months ended March 31, 2024 and 2023 was $12.1 million and $13.7 million, respectively. This decrease is reflective of a decrease in salaries associated with our efficiency and scalability initiatives.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2024 and 2023.

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
During the three months ended March 31, 2024, the U.S. Treasury yield curve became less inverted as long-term note and bond rates increased at a faster pace than shorter-term note rates. The curve remained inverted as of March 31, 2024, which is in contrast to the more normalized upward sloping U.S. Treasury yield curve exhibited during the three months ended March 31, 2023. The Federal Funds Target Rate range was 5.25% - 5.50% as of both March 31, 2024 and December 31, 2023. The target range for the federal funds rate has remained at 5.25% to 5.50% since the Federal Open Market Committee’s July 26, 2023 meeting.
On a tax-equivalent basis, net interest income decreased $4.3 million to $100.2 million for the three months ended March 31, 2024 as compared to $104.5 million for the three months ended March 31, 2023. Interest income, on a tax-equivalent basis, was $176.8 million for the three months ended March 31, 2024, compared to $160.3 million for the three months ended March 31, 2023, an increase of $16.5 million, which was primarily driven by increases in interest rates on loans HFI, taxable investment securities and interest-bearing deposits with other financial institutions, partially offset by a decrease in average interest-bearing deposits with other financial institutions. Total interest income represents an increase in yield on interest-earning assets to 6.03% for the three months ended March 31, 2024 compared with 5.38% for the three months ended March 31, 2023.
Interest income on loans HFI, on a tax-equivalent basis, increased $15.5 million to $155.0 million for the three months ended March 31, 2024 from $139.5 million for the three months ended March 31, 2023 due primarily to increasing interest rates. The average yield on loans HFI increased by 59 basis points period-over-period to 6.64% for the three months ended March 31, 2024 from 6.05% for the three months ended March 31, 2023. Our estimated contractual loan interest yield was 6.55% in the three months ended March 31, 2024 compared with 5.90% in the three months ended March 31, 2023.
The components of our loan yield for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$152,875	6.55%	$135,872	5.90%
Origination and other loan fee income	1,436	0.06%	3,101	0.13%
Accretion on purchased loans	387	0.02%	319	0.01%
Nonaccrual interest collections	258	0.01%	175	0.01%
Total loans HFI yield	$154,956	6.64%	$139,467	6.05%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Origination and other loan fees impacted our NIM by 5 basis points and 10 basis points for the three months ended March 31, 2024 and 2023, respectively. The decrease was due to an updated methodology for deferrals.
Interest income on taxable investment securities increased $2.5 million to $9.1 million for the three months ended March 31, 2024 from $6.6 million for the three months ended March 31, 2023 due to the reinvestment of proceeds from the sale of AFS debt securities that were sold during the second half of 2023 to higher yielding U.S. government agency securities. The yield on taxable investment securities increased 72 basis points to 2.62% for the three months ended March 31, 2024 compared to 1.90% for the three months ended March 31, 2023.
Interest income on interest-bearing deposits with other financial institutions decreased to $7.1 million for the three months ended March 31, 2024 from $8.0 million for the three months ended March 31, 2023 due to a decrease in volume of interest-bearing deposits with other financial institutions partially offset by higher interest rates. The average balance of interest-bearing deposits with other financial institutions decreased $198.2 million to $530.4 million for the three months ended March 31, 2024 from $728.6 million for the three months ended March 31, 2023. The yield on interest-bearing deposits with other financial institutions increased 90 basis points to 5.36% for the three months ended March 31, 2024 compared to 4.46% for the three months ended March 31, 2023.
Interest expense was $76.6 million for the three months ended March 31, 2024, an increase of $20.8 million as compared to $55.8 million for the three months ended March 31, 2023. The increase was largely attributed to a rise in interest rates in interest-bearing deposit accounts, and specifically on money market and customer time deposit products. Interest expense on money market deposits increased $13.1 million to $37.6 million for the three months ended March 31, 2024 compared to $24.5 million for the three months ended March 31, 2023. Interest expense on customer time deposits increased $4.9 million to $14.1 million for the three months ended March 31, 2024 from $9.2 million for the three months ended March 31, 2023. The average rate on money market deposits increased 98 basis points from 2.95% for the three months ended March 31, 2023 to 3.93% for the three months ended March 31, 2024. The average rate on customer time deposits increased 136 basis points from 2.54% for the three months ended March 31, 2023 to 3.90% for the three months ended March 31, 2024. Total cost of interest-bearing deposits was 3.49% for the three months ended March 31, 2024 compared to 2.53% for the three months ended March 31, 2023.
The average balance of other borrowings increased $129.6 million to $131.3 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023. As a result, interest expense on other borrowings increased to 4.83% for the three months ended March 31, 2024 compared to for the three months ended March 31, 2023. The increase is due primarily of borrowings from the Bank Term Funding Program. Refer to the section “Borrowings” for additional information on the BTFP.
The volume of our interest-earning assets decreased compared to an increase in our interest-bearing liabilities which resulted in our NIM, on a tax-equivalent basis, decreasing to 3.42% for the three months ended March 31, 2024 from 3.51% for the three months ended March 31, 2023. The shift in volume was partially offset by the effect of interest rates rising faster within our interest-earning assets compared to our interest-bearing liabilities.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2024			2023
(dollars in thousands on a tax-equivalent basis)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,386,794	$154,956	6.64%	$9,346,708	$139,467	6.05%
Mortgage loans held for sale	48,566	851	7.05%	56,204	927	6.69%
Commercial loans held for sale	—	—	—%	16,608	159	3.88%
Investment securities:
Taxable	1,399,237	9,105	2.62%	1,402,535	6,570	1.90%
Tax-exempt (2)	241,379	1,950	3.25%	294,652	2,440	3.36%
Total investment securities (2)	1,640,616	11,055	2.71%	1,697,187	9,010	2.15%
Federal funds sold and reverse repurchase agreements	155,380	2,126	5.50%	188,013	1,855	4.00%
Interest-bearing deposits with other financial institutions	530,390	7,066	5.36%	728,576	8,008	4.46%
FHLB stock	34,051	783	9.25%	47,094	887	7.64%
Total interest earning assets (2)	11,795,797	176,837	6.03%	12,080,390	160,313	5.38%
Noninterest Earning Assets:
Cash and due from banks	167,732			154,270
Allowance for credit losses on loans HFI	(150,605)			(134,803)
Other assets (3)(4)	777,155			761,757
Total noninterest earning assets	794,282			781,224
Total assets	$12,590,079			$12,861,614
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,539,084	$19,016	3.01%	$3,165,058	$19,060	2.44%
Money market deposits	3,849,080	37,570	3.93%	3,369,953	24,510	2.95%
Savings deposits	377,963	62	0.07%	458,023	64	0.06%
Customer time deposits	1,457,377	14,124	3.90%	1,472,221	9,221	2.54%
Brokered and internet time deposits	140,292	1,853	5.31%	1,607	8	2.02%
Time deposits	1,597,669	15,977	4.02%	1,473,828	9,229	2.54%
Total interest-bearing deposits	8,363,796	72,625	3.49%	8,466,862	52,863	2.53%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	24,219	149	2.47%	27,139	46	0.69%
Federal Home Loan Bank advances	—	—	—%	41,389	499	4.89%
Subordinated debt	129,718	2,286	7.09%	126,161	2,402	7.72%
Other borrowings	131,318	1,578	4.83%	1,688	10	2.40%
Total other interest-bearing liabilities	285,255	4,013	5.66%	196,377	2,957	6.11%
Total interest-bearing liabilities	8,649,051	76,638	3.56%	8,663,239	55,820	2.61%
Noninterest-bearing liabilities:
Demand deposits	2,227,175			2,588,756
Other liabilities(4)	253,024			266,299
Total noninterest-bearing liabilities	2,480,199			2,855,055
Total liabilities	11,129,250			11,518,294
FB Financial Corporation common shareholders' equity	1,460,736			1,343,227
Noncontrolling interest	93			93
Shareholders' equity	1,460,829			1,343,320
Total liabilities and shareholders' equity	$12,590,079			$12,861,614
Net interest income (tax-equivalent basis)(2)		$100,199			$104,493
Interest rate spread (tax-equivalent basis)(2)			2.47%			2.77%
Net interest margin (tax-equivalent basis) (2)(5)			3.42%			3.51%
Cost of total deposits			2.76%			1.94%
Average interest-earning assets to average interest-bearing liabilities			136.4%			139.4%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $0.7 million and $0.8 million for three months ended March 31, 2024 and 2023, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $194.1 million and $222.8 million for the three months ended March 31, 2024 and 2023, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $20.8 million and $23.2 million for the three months ended March 31, 2024 and 2023, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the three months ended March 31, 2024 and 2023. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended March 31, 2024 compared to three months ended March 31, 2023 due to changes in
(dollars in thousands on a tax-equivalent basis)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$662	$14,827	$15,489
Loans held for sale - mortgage	(134)	58	(76)
Loans held for sale - commercial	—	(159)	(159)
Investment securities:
Taxable	(21)	2,556	2,535
Tax-exempt(2)	(430)	(60)	(490)
Federal funds sold and reverse repurchase agreements	(447)	718	271
Interest-bearing deposits with other financial institutions	(2,640)	1,698	(942)
FHLB stock	(300)	196	(104)
Total interest income(2)	(3,310)	19,834	16,524
Interest-bearing liabilities:
Interest-bearing checking deposits	(4,688)	4,644	(44)
Money market deposits	4,677	8,383	13,060
Savings deposits	(13)	11	(2)
Customer time deposits	(144)	5,047	4,903
Brokered and internet time deposits	1,832	13	1,845
Securities sold under agreements to repurchase and federal funds purchased	(18)	121	103
Federal Home Loan Bank advances	(499)	—	(499)
Subordinated debt	63	(179)	(116)
Other borrowings	1,558	10	1,568
Total interest expense	2,768	18,050	20,818
Change in net interest income(2)	$(6,078)	$1,784	$(4,294)
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, “Basis of presentation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion regarding ACL methodology.
Our allowance for credit losses calculation as of March 31, 2024 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included qualitative adjustments for projected slower GDP growth over the next two to three years and expected elevated unemployment levels. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due to geopolitical turmoil and its impact on the U.S. economy. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
We recognized a provision for credit losses on loans HFI for the three months ended March 31, 2024 and 2023 of $1.9 million and $5.0 million, respectively. The current period provision on loans HFI resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach and was impacted by projected deterioration in the CRE portfolio which was adjusted qualitatively. For the three months ended March 31, 2023, the increase in the provision for credit losses on loans HFI was driven by an increase in loans HFI outstanding period-over-period and the increased possibility of a future recession and inflationary pressures.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. For the three months ended March 31, 2024, we recorded a reversal of provision for credit losses on unfunded commitments of $1.1 million compared to $4.5 million during the three months ended March 31, 2023. The reversal of provision for credit losses on unfunded commitments for the three months ended March 31, 2024 and 2023 is primarily due to management's concentrated effort to reduce unfunded loan commitments during the periods indicated including a $135.3 million and a $298.8 million decrease in our construction category as these projects moved to permanent financing for the three months ended March 31, 2024 and 2023. As such, this resulted in a $1.0 million and $4.5 million decrease in required ACL related to the unfunded commitments in our construction portfolio for the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended March 31, 2024 or 2023.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Mortgage banking income	$12,585	$12,086
Service charges on deposit accounts	3,141	3,053
Investment services and trust income	3,230	2,378
ATM and interchange fees	2,944	2,396
(Loss) gain from investment securities, net	(16,213)	69
Gain (loss) on sales or write-downs of other real estate owned and other assets	565	(183)
Other income	1,710	3,550
Total noninterest income	$7,962	$23,349
Noninterest income amounted to $8.0 million for the three months ended March 31, 2024, a decrease of $15.4 million, or 66%, as compared to $23.3 million for the three months ended March 31, 2023. Changes in selected components of noninterest income in the above table are discussed below.
Net loss from investment securities was $16.2 million for the three months ended March 31, 2024 compared to a $0.1 million net gain for the three months ended March 31, 2023. The net loss from investment securities during the three months ended March 31, 2024 is the result of management's election to sell $207.9 million of AFS debt securities to reinvest the proceeds into higher yielding AFS securities. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Other income decreased $1.8 million to $1.7 million during the three months ended March 31, 2024 as compared to $3.6 million during the three months ended March 31, 2023. This decrease is primarily related to a $0.9 million gain associated with the change in fair value of the commercial loans held for sale portfolio during the three months ended March 31, 2023. No such gain or loss was recorded during the three months ended March 31, 2024 as the final relationship was exited during the year ended December 31, 2023. Additionally, swap fees decreased $0.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to fewer swap trades in the current year due most notably to the conversion to SOFR during the three months ended March 31, 2023.

Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Salaries, commissions and employee benefits	$44,618	$48,788
Occupancy and equipment expense	6,614	5,909
Data processing	2,408	2,113
Legal and professional fees	1,919	3,108
Advertising	1,171	2,133
Amortization of core deposit and other intangibles	789	990
Other expense	14,901	17,399
Total noninterest expense	$72,420	$80,440
Noninterest expense decreased by $8.0 million during the three months ended March 31, 2024 to $72.4 million as compared to $80.4 million in the three months ended March 31, 2023. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expense representing 62% and 61% of total noninterest expense for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, salaries, commissions and employee benefits expense decreased $4.2 million, or 9%, to $44.6 million as compared to $48.8 million for the three months ended March 31, 2023. This change was attributable to a $2.5 million decrease stemming from the Company's efficiency and scalability initiatives, as well as a $2.1 million decrease from the Company applying an updated deferral methodology for loan fees and loan origination expenses.
Legal and professional expense decreased by $1.2 million during the three months ended March 31, 2024 to $1.9 million as compared to $3.1 million during the three months ended March 31, 2023. The decrease in legal and professional expenses was caused by decreases in consulting and other professional fees as these were increased during the three months ended March 31, 2023 due to internal projects.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development, and public relations. During the three months ended March 31, 2024, advertising expense decreased $1.0 million to $1.2 million compared to $2.1 million during the three months ended March 31, 2023. This decrease is primarily attributable to marketing rebate activity with partners earned through higher transaction volumes during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $2.5 million during the three months ended March 31, 2024 to $14.9 million compared to $17.4 million during the three months ended March 31, 2023. The decrease was primarily related to a $2.8 million decrease in franchise tax expense which was partially offset by $0.5 million expense related to the FDIC special assessment.
Efficiency ratio
The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. For a core efficiency ratio, we exclude certain gains, losses and expenses we do not consider core to our business.
Our efficiency ratio was 67.4% and 63.3% for the three months ended March 31, 2024 and 2023, respectively. Our core efficiency ratio, on a tax-equivalent basis, was 58.1% and 63.4% for the three months ended March 31, 2024 and 2023, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the core efficiency ratio.

Income taxes
Income tax expense was $6.3 million and $9.7 million for the three months ended March 31, 2024 and 2023, respectively. This represents effective tax rates of 18.4% and 21.0% for the three months ended March 31, 2024 and 2023, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible reduced for non-taxable income and additional deductions for equity-based compensation upon vesting of restricted stock units. Refer to Note 7 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the Company's income tax expense and effective tax rates.
Financial condition
The following discussion of our financial condition compares balances as of March 31, 2024 and December 31, 2023.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	March 31,			December 31,
	2024				2023
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$2,877,020	$1,621,611	17%	$2,982,967	$1,720,733	18%
Construction	1,859,458	1,268,883	14%	2,123,177	1,397,313	15%
Residential real estate:
1-to-4 family mortgage	1,579,309	1,577,824	17%	1,569,525	1,568,552	17%
Residential line of credit	1,252,245	549,306	6%	1,231,038	530,912	6%
Multi-family mortgage	640,128	615,081	7%	627,387	603,804	6%
Commercial real estate:
Owner-occupied	1,313,407	1,236,007	13%	1,305,503	1,232,071	13%
Non-owner occupied	2,073,896	1,991,526	21%	2,026,491	1,943,525	21%
Consumer and other	453,729	428,671	5%	437,382	411,873	4%
Total loans	$12,049,192	$9,288,909	100%	$12,303,470	$9,408,783	100%
Our loans HFI portfolio is our most significant earning asset, comprising 74% and 75% of our total assets at March 31, 2024 and December 31, 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of March 31, 2024 and December 31, 2023, loans held for investment included approximately $217.1 million and $254.6 million, respectively, related to participated loans. We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended March 31, 2024 and 2023, we sold $8.0 million and $4.4 million in loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of March 31, 2024 and December 31, 2023, there were no concentrations of loans exceeding 10% of total loans other than our exposure to Tennessee, Alabama and the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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
The table below shows concentration ratios for the Bank and Company as of March 31, 2024 and December 31, 2023.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
March 31, 2024
Construction	83.2%	81.4%
Commercial real estate	255.3%	249.6%
December 31, 2023
Construction	93.3%	91.2%
Commercial real estate	265.1%	259.0%

Loan categories: The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.
Commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses, and farmers for working capital and operating needs and business expansions. This category also includes loans secured by manufactured housing receivables made primarily to manufactured housing communities. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees.

Construction loans.
Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on our assessment of the value of the property on an as-completed basis and repayment depends upon project completion and sale, refinancing, or operation of the real estate.

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

As part of our lending policy and risk management activities, we track lending exposure of commercial and industrial and owner-occupied commercial real estate by industry classification (as defined by the North American Industry Classification System) and type to determine potential risks associated with industry concentrations, and if any risk issues could lead to additional credit loss exposure. The table below provides a summary of our commercial and industrial and owner-occupied commercial real estate portfolios by industry classification.

	March 31, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial
Real estate rental and leasing	$539,837	$320,040	$163
Finance and insurance	473,762	326,585	53
Construction	399,154	112,145	4,899
Manufacturing	258,171	172,763	4,479
Wholesale trade	162,511	91,737	189
Professional, scientific and technical services	162,051	92,749	2,332
Information	153,478	64,878	—
Retail trade	104,926	65,643	9,146
Other services (except public administration)	99,885	60,412	—
Administrative and support and waste management and remediation services	94,555	56,621	2,313
Health care and social assistance	90,024	56,614	554
Transportation and warehousing	89,537	77,029	136
Educational services	66,010	29,328	—
Arts, entertainment and recreation	40,068	29,268	—
Accommodation and food services	27,292	19,906	50
Agriculture, forestry, fishing and hunting	24,316	16,794	315
Other	91,443	29,099	14
Total	$2,877,020	$1,621,611	$24,643

Commercial real estate owner-occupied
Real estate rental and leasing	$243,473	$231,380	$—
Other services (except public administration)	192,527	188,429	126
Retail trade	158,327	153,250	—
Health care and social assistance	127,183	125,808	237
Accommodation and food services	109,422	108,358	—
Manufacturing	86,451	83,047	75
Construction	69,407	63,152	—
Wholesale trade	64,765	61,597	—
Transportation and warehousing	62,632	34,734	—
Professional, scientific and technical services	39,954	38,027	199
Arts, entertainment and recreation	36,669	35,093	—
Agriculture, forestry, fishing and hunting	27,743	25,527	989
Educational services	23,193	21,352	—
Finance and insurance	17,934	17,668	—
Management of companies and enterprises	16,375	14,505	—
Information	16,041	14,165	883
Other	21,311	19,915	560
Total	$1,313,407	$1,236,007	$3,069

Additionally, we track our lending exposure of non-owner occupied commercial real estate and construction by collateral property type to determine potential risks associated with collateral types, and if any risk issues could lead to additional credit loss exposure.
The following table provides a summary of our non-owner occupied commercial real estate and construction loan portfolios by collateral property type:

	March 31, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$505,335	$494,932	$368
Office	378,401	355,977	31
Warehouse and industrial	332,295	304,516	—
Hotel	317,053	315,435	2,851
Self-storage	141,051	134,022	—
Land-mobile home park	108,353	102,419	—
Assisted living and special care facilities	89,714	89,295	—
Healthcare facility	74,125	73,454	—
Restaurants, bars and event venues	38,417	36,552	—
Recreation, sports and entertainment	29,842	29,842	—
Other	59,310	55,082	—
Total	$2,073,896	$1,991,526	$3,250

Construction
Consumer:
Construction	$190,832	$133,034	$2,436
Land	38,102	36,172	75
Commercial:
Multi-family	346,380	162,305	—
Land	276,234	238,255	—
Retail	25,936	20,191	—
Convenience store and gas station	19,523	14,787	—
Recreation, sports and entertainment	18,252	3,013	—
Office	15,380	12,876	—
Self-storage	13,393	5,379	—
Car wash	10,309	8,119	—
Healthcare facility	9,300	9,074	—
Other	26,739	12,075	—
Residential Development:
Construction	698,016	484,705	—
Land	127,881	91,686	3,151
Lots	43,181	37,212	—
Total	$1,859,458	$1,268,883	$5,662

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of March 31, 2024. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	March 31, 2024
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$748,303	$763,058	$109,285	$965	$1,621,611
Construction	808,279	390,654	61,427	8,523	1,268,883
Residential real estate:
1-to-4 family mortgage	66,691	444,912	230,419	835,802	1,577,824
Residential line of credit	47,730	97,403	403,917	256	549,306
Multi-family mortgage	50,308	420,460	124,714	19,599	615,081
Commercial real estate:
Owner-occupied	129,691	685,765	396,763	23,788	1,236,007
Non-owner occupied	195,992	1,032,690	746,649	16,195	1,991,526
Consumer and other	21,908	72,428	75,499	258,836	428,671
Total ($)	$2,068,902	$3,907,370	$2,148,673	$1,163,964	$9,288,909
Total (%)	22.3%	42.1%	23.1%	12.5%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of March 31, 2024.

	March 31, 2024
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$400,452	$472,856	$873,308
Construction	118,998	341,606	460,604
Residential real estate:
1-to-4 family mortgage	1,146,882	364,251	1,511,133
Residential line of credit	2,088	499,488	501,576
Multi-family mortgage	337,724	227,049	564,773
Commercial real estate:
Owner-occupied	800,520	305,796	1,106,316
Non-owner occupied	968,326	827,208	1,795,534
Consumer and other	380,172	26,591	406,763
Total ($)	$4,155,162	$3,064,845	$7,220,007
Total (%)	57.6%	42.4%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2024.

	March 31, 2024
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$578,700	$1,490,202	$2,068,902
One to five years	2,278,333	1,629,037	3,907,370
Five to fifteen years	1,064,045	1,084,628	2,148,673
Over fifteen years	812,784	351,180	1,163,964
Total ($)	$4,733,862	$4,555,047	$9,288,909
Total (%)	51.0%	49.0%	100.0%

Of the loans shown above with floating interest rates as of March 31, 2024, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$225	24	$—	—	$405	21.00	$134	21.00	$764	22
26-50 bps	3,638	50	—	—	—	—	—	—	3,638	50
51-75 bps	4,501	75	2,086	63	—	—	—	—	6,587	71
76-100 bps	14,483	100	2,955	99	3,120	100	1,969	96	22,527	100
101-200 bps	45,503	164	95,812	165	18,578	156	12,371	160	172,264	163
201-300 bps	98,946	269	140,215	255	96,690	246	18,325	251	354,176	256
301-400 bps	176,052	370	146,996	369	160,278	347	35,141	358	518,467	362
401-500 bps	536,124	459	255,390	467	361,409	473	44,915	465	1,197,838	465
501-600 bps	235,335	530	379,666	530	232,546	537	200,742	536	1,048,289	533
601 bps and above	543	678	21,223	747	18,488	694	7,485	678	47,739	715
Total loans with current rates above floors	$1,115,350	424	$1,044,343	423	$891,514	439	$321,082	476	$3,372,289	433
Loans at interest rate floors providing support:
26-50 bps	—	—	684	29	—	—	—	—	684	29
51-75 bps	—	—	456	55	—	—	—	—	456	55
76-100 bps	—	—	35	94	—	—	262	79	297	81
Total loans at interest rate floors providing support	$—	—	$1,175	41	$—	—	$262	79	$1,437	48
Asset quality
In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions, including interest rate reduction, a term extension, principal forgiveness, payment deferral, or a combination thereof, to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. Furthermore, we are committed to collecting on all of our loans. This practice leads to higher recoveries in the long-term.
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of March 31, 2024 and December 31, 2023, we had $94.1 million and $86.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.2 million for both the three months ended March 31, 2024 and 2023. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
Nonperforming loans HFI increased by $6.8 million to $67.8 million as of March 31, 2024 compared to $60.9 million as of December 31, 2023. The increase in nonperforming loans primarily occurred in our commercial and construction portfolios.

As of March 31, 2024 and December 31, 2023, we had $20.9 million and $21.2 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of both March 31, 2024 and December 31, 2023, other real estate owned included $0.1 million of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $1.8 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	March 31,		December 31,
(dollars in thousands)	2024	2023	2023
Loan Type:
Commercial and industrial	$24,643	$2,455	$21,730
Construction	5,662	382	3,037
Residential real estate:
1-to-4 family mortgage	18,435	20,593	16,073
Residential line of credit	2,209	1,082	2,473
Multi-family mortgage	31	39	32
Commercial real estate:
Owner-occupied	3,069	7,211	3,188
Non-owner occupied	3,250	5,802	3,351
Consumer and other	10,451	7,916	11,039
Total nonperforming loans HFI	$67,750	$45,480	$60,923
Commercial loans held for sale	—	9,278	—
Mortgage loans held for sale(1)	20,876	20,528	21,229
Other real estate owned	3,613	4,085	3,192
Other repossessed assets	1,834	498	1,139
Total nonperforming assets	$94,073	$79,869	$86,483
Nonperforming loans held for investment as a percentage of total loans HFI	0.73%	0.49%	0.65%
Nonperforming assets as a percentage of total assets	0.75%	0.61%	0.69%
Nonaccrual loans HFI as a percentage of loans HFI	0.59%	0.35%	0.51%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of March 31, 2024 and December 31, 2023. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $37.5 million at March 31, 2024 as compared to $47.0 million at December 31, 2023. The decrease from December 31, 2023 to March 31, 2024 primarily occurred within our construction and 1-to-4 family mortgage portfolios.

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
We calculate our expected credit loss using a lifetime loss rate methodology. We utilize probability-weighted forecasts, which consider multiple macroeconomic variables from Moody's that are applicable to each type of loan. See Note 1, "Basis of presentation," in the notes to our consolidated financial statements in our Annual Report that was filed with the SEC on February 27, 2024 for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	March 31,		December 31,
	2024		2023
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$17,272	1.07%	$19,599	1.14%
Construction	37,308	2.94%	35,372	2.53%
Residential real estate:
1-to-4 family mortgage	26,128	1.66%	26,505	1.69%
Residential line of credit	9,918	1.81%	9,468	1.78%
Multi-family mortgage	8,973	1.46%	8,842	1.46%
Commercial real estate:
Owner-occupied	10,749	0.87%	10,653	0.86%
Non-owner occupied	23,949	1.20%	22,965	1.18%
Consumer and other	17,370	4.05%	16,922	4.11%
Total allowance for credit losses on loans HFI	$151,667	1.63%	$150,326	1.60%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2024	2023	2023
Allowance for credit losses on loans HFI at beginning of period	$150,326	$134,192	$134,192
Charge-offs:
Commercial and industrial	(43)	(46)	(462)
Construction	(92)	—	—
Residential real estate:
1-to-4 family mortgage	—	(16)	(46)
Residential line of credit	(20)	—	—
Commercial real estate:
Owner-occupied	—	—	(144)
Consumer and other	(772)	(705)	(2,851)
Total charge-offs	$(927)	$(767)	$(3,503)
Recoveries:
Commercial and industrial	$14	$67	$273
Construction	—	—	10
Residential real estate:
1-to-4 family mortgage	56	15	100
Residential line of credit	—	—	1
Commercial real estate:
Owner-occupied	40	66	109
Non-owner occupied	—	—	1,833
Consumer and other	306	239	573
Total recoveries	$416	$387	$2,899
Net charge-offs	(511)	(380)	(604)
Provision for credit losses on loans HFI	1,852	4,997	16,738
Allowance for credit losses on loans HFI at the end of period	$151,667	$138,809	$150,326
Ratio of annualized net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.02)%	(0.01)%
Allowance for credit losses on loans HFI as a percentage of loans	1.63%	1.48%	1.60%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	276.3%	421.9%	311.7%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	223.9%	305.2%	246.7%

The following tables details our (reversal of) provision for credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	(Reversal of) provision for credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three Months Ended March 31, 2024
Commercial and industrial	$(2,298)	$(29)	$1,709,052	(0.01)%
Construction	2,028	(92)	1,323,850	(0.03)%
Residential real estate:
1-to-4 family mortgage	(433)	56	1,574,970	0.01%
Residential line of credit	470	(20)	533,924	(0.02)%
Multi-family mortgage	131	—	614,019	—%
Commercial real estate:
Owner-occupied	56	40	1,235,782	0.01%
Non-owner occupied	984	—	1,976,451	—%
Consumer and other	914	(466)	418,746	(0.45)%
Total	$1,852	$(511)	$9,386,794	(0.02)%
Three months ended March 31, 2023
Commercial and industrial	$(10)	$21	$1,663,572	0.01%
Construction	1,217	—	1,687,980	—%
Residential real estate:
1-to-4 family mortgage	1,073	(1)	1,567,471	—%
Residential line of credit	1,540	—	497,047	—%
Multi-family mortgage	129	—	487,394	—%
Commercial real estate:
Owner-occupied	103	66	1,127,738	0.02%
Non-owner occupied	(48)	—	1,951,024	—%
Consumer and other	993	(466)	364,482	(0.52)%
Total	$4,997	$(380)	$9,346,708	(0.02)%
Year Ended December 31, 2023
Commercial and industrial	$8,682	$(189)	$1,678,832	(0.01)%
Construction	(4,446)	10	1,594,317	—%
Residential real estate:
1-to-4 family mortgage	310	54	1,558,477	—%
Residential line of credit	1,973	1	507,884	—%
Multi-family mortgage	2,352	—	519,554	—%
Commercial real estate:
Owner occupied	2,905	(35)	1,169,680	—%
Non-owner occupied	(784)	1,833	1,925,759	0.10%
Consumer and other	5,746	(2,278)	381,474	(0.60)%
Total	$16,738	$(604)	$9,335,977	(0.01)%
The ACL on loans HFI was $151.7 million and $150.3 million and represented 1.63% and 1.60% of loans HFI as of March 31, 2024 and December 31, 2023, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 3, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
For the three months ended March 31, 2024, we experienced net charge-offs of $0.5 million, or 0.02% of average loans HFI, compared to net charge-offs of $0.4 million, or 0.02% for the three months ended March 31, 2023. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 8 basis points to 0.73% as of March 31, 2024 compared to December 31, 2023.
As a ratio of ACL to loans HFI by loan type, our construction portfolio incurred the largest increases period-over-period. Our construction portfolio is heavily reliant on the strength of the economy; and therefore, it is adversely affected by inflation and high interest rates.

We also maintain an allowance for credit losses on unfunded commitments, which decreased to $7.7 million as of March 31, 2024 from $8.8 million as of December 31, 2023 due to an 18.7% annualized or $134.4 million decrease in unfunded loan commitments during the period. Notably, there was a $135.3 million decrease in unfunded loan commitments in our construction loan category pipeline which resulted in a $1.0 million decrease in required ACL related to unfunded commitments. Our unfunded commitments in our construction loan category decreased as a result of management's concentrated effort over the last year to reduce commitments in specific categories judged to be inherently higher risk considering the current and projected economic conditions.
Loans held for sale
Mortgage loans held for sale consisted of $61.8 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $20.9 million of GNMA optional repurchase loans. This compares to $46.6 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $21.2 million of GNMA optional repurchase loans as of December 31, 2023.
Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $10.50 billion and $10.55 billion as of March 31, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits at March 31, 2024 and December 31, 2023 were $2.18 billion and $2.22 billion, respectively, while interest-bearing deposits were $8.32 billion and $8.33 billion at March 31, 2024 and December 31, 2023, respectively.
The decrease in noninterest-bearing deposits of $36.3 million from December 31, 2023 to March 31, 2024 is attributable to migration to interest-yielding products such as money market and savings deposits, which increased by $94.1 million from December 31, 2023. Also included in noninterest-bearing deposits are certain mortgage escrow deposits from our third-party mortgage servicing provider, which amounted to $92.4 million and $63.6 million as of March 31, 2024 and December 31, 2023, respectively.
Interest-bearing checking deposits decreased by $82.9 million from December 31, 2023 due largely to decreases in our deposits from municipal and governmental entities, also known as public funds, which decreased by $44.1 million during the period. The decrease in public funds was due to management's decision to not renew certain maturing public deposits due to rising costs of these deposits.
Additionally, brokered and internet time deposits decreased by $19.6 million to $131.2 million as of March 31, 2024 compared to December 31, 2023, which was a result of our balance sheet and liquidity management strategy in order to decrease our exposure to higher cost deposits.
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
Our deposit base also includes certain commercial and high net worth individuals that periodically place deposits with the Bank for short periods of time and can cause fluctuations from period to period in the overall level of customer deposits outstanding. These fluctuations may include certain deposits from related parties as disclosed within Note 14, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	March 31,			December 31,
	2024			2023
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,182,121	21%	—%	$2,218,382	21%	—%
Interest-bearing demand	2,421,487	23%	3.01%	2,504,421	24%	2.86%
Money market	3,923,571	37%	3.93%	3,819,814	36%	3.53%
Savings deposits	375,367	4%	0.07%	385,037	4%	0.06%
Customer time deposits	1,471,190	14%	3.90%	1,469,811	14%	3.15%
Brokered and internet time deposits	131,192	1%	5.31%	150,822	1%	5.27%
Total deposits	$10,504,928	100%	2.76%	$10,548,287	100%	2.39%

Customer Time Deposits(2)
0.00-1.00%	$53,059	4%		$62,464	4%
1.01-2.00%	100,296	7%		114,521	8%
2.01-3.00%	48,604	3%		51,346	4%
3.01-4.00%	221,790	15%		268,550	18%
4.01-5.00%	893,113	61%		812,781	55%
Above 5.00%	154,328	10%		160,149	11%
Total customer time deposits	$1,471,190	100%		$1,469,811	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$99	—%		$99	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	248	—%		248	—%
3.01-4.00%	—	—%		—	—%
4.01-5.00%	—	—%		—	—%
Above 5.00%	130,845	100%		150,475	100%
Total brokered and internet time deposits	$131,192	100%		$150,822	100%
Total time deposits	$1,602,382			$1,620,633
(1) Average rates are presented for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.
(2) Rates are presented as of period-end.

Further details related to our deposit customer base is presented below as of the dates indicated:

	March 31,		December 31,
	2024		2023
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,866,099	46%	$4,880,890	46%
Commercial	4,085,282	39%	4,069,724	39%
Public	1,553,547	15%	1,597,673	15%
Total deposits	$10,504,928	100%	$10,548,287	100%
(1) Segments are determined based on the customer account level.
The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of March 31, 2024:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$256,159	3.84%
Over Three to Six	183,215	4.05%
Over Six to Twelve	361,826	3.78%
Over Twelve	147,937	3.18%
Total	$949,137	3.75%

Time deposits of greater than $250
Months to maturity:
Three or less	$249,317	4.75%
Over Three to Six	91,362	4.32%
Over Six to Twelve	230,004	4.55%
Over Twelve	82,562	4.02%
Total	$653,245	4.53%
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	March 31,	December 31,
	2024	2023
Estimated insured or collateralized deposits(1)	$7,372,728	$7,414,224
Estimated uninsured and uncollateralized deposits(1)	$3,132,200	$3,134,063
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	29.8%	29.7%
Estimated uninsured deposits(2)	$4,718,036	$4,899,349
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $58.5 million and $47.8 million at March 31, 2024 and December 31, 2023, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $42.3 million and $35.5 million at March 31, 2024 and December 31, 2023, respectively.
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
The fair value of our AFS debt securities portfolio was $1.46 billion and $1.47 billion as of March 31, 2024 and December 31, 2023, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $183.6 million and $186.8 million as of March 31, 2024 and December 31, 2023, respectively. Current net unrealized losses are due to interest rate increases.
During the three months ended March 31, 2024, we sold $207.9 million of AFS debt securities with a weighted average yield of 2.14% and reinvested the proceeds of the sales into available-for-sale securities with a weighted average yield of 5.94%. The sales resulted in a pre-tax loss on securities of $16.2 million. We primarily sold agency collateralized mortgage obligations, agency mortgage-backed securities, U.S. Treasury and municipal securities. We reinvested the proceeds from the sales primarily into U.S. government agency AFS debt securities in order increase the effective yield of our portfolio. Including the reinvestment of these proceeds, we purchased $281.6 million of AFS debt securities. Maturities, prepayments and calls of securities totaled $66.6 million for the three months ended March 31, 2024.
During the three months ended March 31, 2023, there were no sales of AFS debt securities. During the same period, we purchased $0.9 million of AFS debt securities. Maturities, prepayments and calls of securities totaled $26.8 million for the three months ended March 31, 2023.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	March 31,			December 31,
	2024			2023
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. Treasury securities:
Maturing within one year	$30,857	2.1%	2.76%	$61,466	4.2%	2.50%
Maturing in one to five years	—	—%	—%	47,030	3.2%	1.59%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	30,857	2.1%	2.76%	108,496	7.4%	2.10%
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	6,312	0.4%	1.82%	13,094	0.9%	1.96%
Maturing in five to ten years	23,724	1.6%	6.11%	6,000	0.4%	6.40%
Maturing after ten years	385,891	26.3%	6.02%	184,862	12.6%	6.23%
Total U.S. government agency securities	415,927	28.3%	5.96%	203,956	13.9%	5.96%
Municipal securities:
Maturing within one year	3,053	0.2%	2.48%	2,813	0.2%	2.23%
Maturing in one to five years	3,768	0.3%	3.39%	11,677	0.8%	5.85%
Maturing in five to ten years	12,811	0.9%	3.18%	40,304	2.7%	3.60%
Maturing after ten years	152,040	10.4%	2.79%	187,469	12.7%	2.94%
Total municipal securities	171,672	11.8%	2.82%	242,263	16.4%	3.00%
Mortgage-backed securities - residential and commercial:
Maturing within one year	61	—%	1.27%	126	—%	1.57%
Maturing in one to five years	2,518	0.2%	3.18%	3,239	0.2%	2.91%
Maturing in five to ten years	17,874	1.2%	2.89%	33,121	2.3%	2.97%
Maturing after ten years	822,376	56.2%	2.13%	877,446	59.6%	1.86%
Total mortgage-backed securities - residential and commercial	842,829	57.6%	2.14%	913,932	62.1%	1.90%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	3,397	0.2%	4.33%	3,326	0.2%	4.33%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	3,397	0.2%	4.33%	3,326	0.2%	4.33%
Total AFS debt securities	$1,464,682	100.0%	3.32%	$1,471,973	100.0%	2.66%
(1)Yields on a tax-equivalent basis.

Borrowed funds
Deposits are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, borrow from the Federal Reserve’s Discount Window, one-off borrowing programs from the Federal Reserve, purchase federal funds and engage in overnight borrowing with correspondent banks, or enter into client repurchase agreements. We also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds.
Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the sources of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds.
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $23.2 million and $19.3 million at March 31, 2024 and December 31, 2023, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e., federal funds purchased) totaled $55.0 million and $89.4 million as of March 31, 2024 and December 31, 2023, respectively.
FHLB short-term advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of March 31, 2024 and December 31, 2023 and had total borrowing capacity of $1.47 billion and $1.76 billion, respectively. As of March 31, 2024 and December 31, 2023, we had qualifying loans pledged as collateral securing these lines amounting to $2.51 billion and $3.01 billion, respectively. There were no FHLB advances outstanding as of December 31, 2023 or March 31, 2024.
Bank Term Funding Program
In March 2023, the Federal Reserve established the Bank Term Funding Program to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the March 2023 high-profile bank failures. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. The BTFP ceased extending new borrowings on March 11, 2024. At both March 31, 2024 and December 31, 2023, we had outstanding borrowings of $130.0 million under the BTFP at a borrowing rate of 4.85% with a maturity date of December 26, 2024.
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
Further information related to our subordinated debt as of March 31, 2024 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	8.81%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	8.72%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual fixed(3)
Unamortized debt issuance costs				(516)
Total subordinated debt, net				$130,414
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

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.3 million as of both March 31, 2024 and December 31, 2023. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that have become past due over 90 days and are eligible for repurchase totaling $20.9 million and $21.2 million as of March 31, 2024 and December 31, 2023, respectively. See Note 5, “Leases” and Note 10, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of March 31, 2024 and December 31, 2023, we had pledged securities related to these items with carrying values of $950.0 million and $929.5 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of March 31, 2024 or December 31, 2023. As of March 31, 2024, there was $1.47 billion available to borrow against with a remaining capacity of $1.24 billion. As of December 31, 2023, there was $1.76 billion available to borrow against with a remaining capacity of $1.30 billion.
We also maintained unsecured lines of credit with other commercial banks totaling $370.0 million as of both March 31, 2024 and December 31, 2023. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e., federal funds purchased) totaled $55.0 million and $89.4 million as of March 31, 2024 and December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Current on-balance sheet liquidity:
Cash and cash equivalents	$870,730	$810,932
Unpledged AFS debt securities	514,724	542,427
Total on-balance sheet liquidity	$1,385,454	$1,353,359

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,392,255	$3,350,026
FHLB remaining borrowing capacity	1,237,843	1,297,702
Federal Reserve discount window	2,382,574	2,431,084
Total available sources of liquidity	$7,012,672	$7,078,812

On-balance sheet liquidity as a percentage of total assets	11.0%	10.7%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	268.1%	269.0%
(1)Includes capacity available per internal policy in the form of brokered deposits and unsecured lines of credit.
(2)Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
The Company also maintains the ability to access capital markets to meet its liquidity needs. The Company may utilize various methods to raise capital, including through the sale of common stock, preferred stock, depository shares, AFS debt securities, rights, warrants and units. Specific terms and prices would be determined at the time of any such offering. In the past, the Company has utilized capital markets to generate liquidity in the form of common stock and subordinated debt primarily for the purpose of funding acquisitions.
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid by the Bank to the Company. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” “Item 1A. Risk Factors - Risks related to our business” and “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends,” each of which is set forth in our Annual Report.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of March 31, 2024 and December 31, 2023, $170.2 million and $218.4 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2024, there were $8.5 million in cash dividends approved by the Board for payment from the Bank to the holding company. During the three months ended March 31, 2023, there were $23.5 million in cash dividends approved by the Board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to March 31, 2024, the Board approved a dividend from the Bank to the holding company to be paid in the second quarter for $20.0 million that also did not require approval from the TDFI.
During the three months ended March 31, 2024, the Company declared shareholder dividends of $0.17 per share, or $8.1 million. During the three months ended March 31, 2023, the Company declared shareholder dividends of $0.15 per share, or $7.0 million. Subsequent to March 31, 2024, the Company declared a quarterly dividend in the amount of $0.17 per share, payable on May 28, 2024, to stockholders of record as of May 14, 2024.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.48 billion as of March 31, 2024 and $1.45 billion as of December 31, 2023. Book value per common share was $31.55 as of March 31, 2024 and $31.05 as of December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in retained net income, net of dividends declared and paid and unrealized loss reclassification adjustment for loss on sale of securities included in net income of $12.0 million (net of tax benefit) from December 31, 2023. The increase in shareholders’ equity as of March 31, 2024 was partially off-set by dividends declared and paid of $8.1 million.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of March 31, 2024 and December 31, 2023, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 12, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

March 31, 2024	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital	15.0%	14.7%	10.0%
Tier 1 risk-based capital	12.8%	12.5%	8.0%
Common Equity Tier 1 ratio	12.6%	12.5%	6.5%
Tier 1 leverage	11.3%	11.1%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	March 31,	December 31,
(in basis points)	2024	2023
+400	13.9%	8.99%
+300	10.9%	6.81%
+200	7.54%	4.65%
+100	3.93%	2.44%
-100	(4.22)%	(2.86)%
-200	(8.71)%	(6.54)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	March 31,	December 31,
(in basis points)	2024	2023
+400	(9.66)%	(16.6)%
+300	(8.50)%	(13.6)%
+200	(5.18)%	(8.05)%
+100	(2.23)%	(3.29)%
-100	1.20%	1.03%
-200	1.14%	(0.63)%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of March 31, 2024 and December 31, 2023 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and timing of repricing of loans and deposits varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A—RISK FACTORS
There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 21, 2024, the Company announced that its board of directors re-authorized the Company's stock repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The prior stock repurchase plan expired on January 31, 2024. The current repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2026, whichever date occurs earlier. The repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Company did not complete any share repurchases during the three months ended March 31, 2024. Subsequent to March 31, 2024 through May 3, 2024, the Company has bought back 209,737 shares of common stock under this agreement at an average share price of $35.54 and total repurchase amount of $7.5 million.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1	Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Travis K. Edmondson*†
10.2	Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Aimee T. Hamilton*†
10.3	Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Mark E. Hickman*†
10.4	Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Christopher T. Holmes*†
10.5	Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Michael M. Mettee*†
10.6	Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and R. Wade Peery*†
10.7	Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Beth W. Sims*†
10.8	Form of Performance-Based Restricted Stock Unit Award Certificate (2024) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
10.9	Form of Restricted Stock Unit Award Certificate (2024) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
May 6, 2024	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
May 6, 2024	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)