Form 10-Q
period 2024-06-30
FB Financial Corp
filed 2024-08-05
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of July 31, 2024 was 46,643,150.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements (unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset Liability Management Committee	GDP	Gross domestic product
ASC	Accounting Standard Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standard Update	HFI	Held for investment
Bank	FirstBank, subsidiary bank	NIM	Net interest margin
CD	Certificate of Deposit	OREO	Other real estate owned
CECL	Current expected credit losses	PSU	Performance-based restricted stock units
Company	FB Financial Corporation	Report	Form 10-Q for the quarterly period ended June 30, 2024
CPR	Conditional prepayment rate	ROAA	Return on average assets
CRE	Commercial real estate	ROAE	Return on average common equity
ESPP	Employee Stock Purchase Plan	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured overnight financing rate
FDM	Financial Difficulty Modification	TDFI	Tennessee Department of Financial Institutions
Federal Reserve	Board of Governors of the Federal Reserve System

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2024 (Unaudited)	2023
ASSETS
Cash and due from banks	$192,571	$146,542
Federal funds sold and reverse repurchase agreements	91,909	83,324
Interest-bearing deposits in financial institutions	516,422	581,066
Cash and cash equivalents	800,902	810,932
Investments:
Available-for-sale debt securities, at fair value	1,482,379	1,471,973
Federal Home Loan Bank stock, at cost	33,030	34,190
Loans held for sale (includes $84,521 and $46,618 at fair value, respectively)	106,875	67,847
Loans held for investment	9,309,553	9,408,783
Less: allowance for credit losses on loans HFI	155,055	150,326
Net loans held for investment	9,154,498	9,258,457
Premises and equipment, net	154,731	155,731
Operating lease right-of-use assets	49,123	54,295
Interest receivable	52,781	52,715
Mortgage servicing rights, at fair value	164,505	164,249
Bank-owned life insurance	71,930	76,143
Other real estate owned, net	4,173	3,192
Goodwill	242,561	242,561
Core deposit and other intangibles, net	7,168	8,709
Other assets	210,513	203,409
Total assets	$12,535,169	$12,604,403
LIABILITIES
Deposits
Noninterest-bearing	$2,187,185	$2,218,382
Interest-bearing checking	2,628,554	2,504,421
Money market and savings	4,157,968	4,204,851
Customer time deposits	1,343,934	1,469,811
Brokered and internet time deposits	150,361	150,822
Total deposits	10,468,002	10,548,287
Borrowings	360,944	390,964
Operating lease liabilities	61,932	67,643
Accrued expenses and other liabilities	143,696	142,622
Total liabilities	11,034,574	11,149,516
SHAREHOLDERS' EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,642,958 and 46,848,934 shares issued and outstanding, respectively	46,643	46,849
Additional paid-in capital	855,391	864,258
Retained earnings	730,242	678,412
Accumulated other comprehensive loss, net	(131,774)	(134,725)
Total FB Financial Corporation common shareholders' equity	1,500,502	1,454,794
Noncontrolling interest	93	93
Total equity	1,500,595	1,454,887
Total liabilities and shareholders' equity	$12,535,169	$12,604,403
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands, except per share amounts)

5

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$155,379	$149,220	$310,985	$289,576
Interest on investment securities
Taxable	11,966	6,480	21,071	13,050
Tax-exempt	1,168	1,808	2,610	3,612
Other	8,900	12,675	18,875	23,425
Total interest income	177,413	170,183	353,541	329,663

Interest expense:
Deposits	71,501	65,257	144,126	118,120
Borrowings	3,297	3,383	7,310	6,340
Total interest expense	74,798	68,640	151,436	124,460
Net interest income	102,615	101,543	202,105	205,203
Provision for credit losses on loans HFI	3,940	2,575	5,792	7,572
Reversal of credit losses on unfunded commitments	(1,716)	(3,653)	(2,786)	(8,159)
Net interest income after provision for credit losses	100,391	102,621	199,099	205,790

Noninterest income:
Mortgage banking income	11,910	12,232	24,495	24,318
Investment services and trust income	3,387	2,777	6,617	5,155
Service charges on deposit accounts	3,167	3,185	6,308	6,238
ATM and interchange fees	2,814	2,629	5,758	5,025
(Loss) gain from investment securities, net	—	(28)	(16,213)	41
(Loss) gain on sales or write-downs of other real estate owned and other assets	(281)	533	284	350
Other income	4,611	2,485	6,321	6,035
Total noninterest income	25,608	23,813	33,570	47,162

Noninterest expenses:
Salaries, commissions and employee benefits	46,225	52,020	90,843	100,808
Occupancy and equipment expense	6,328	6,281	12,942	12,190
Data processing	2,286	2,345	4,694	4,458
Legal and professional fees	1,979	2,199	3,898	5,307
Advertising	1,859	2,001	3,030	4,134
Amortization of core deposit and other intangibles	752	940	1,541	1,930
Other expense	15,664	15,506	30,565	32,905
Total noninterest expense	75,093	81,292	147,513	161,732
Income before income taxes	50,906	45,142	85,156	91,220
Income tax expense	10,919	9,835	17,219	19,532
Net income applicable to FB Financial Corporation and noncontrolling interest	39,987	35,307	67,937	71,688
Net income applicable to noncontrolling interest	8	8	8	8
Net income applicable to FB Financial Corporation	$39,979	$35,299	$67,929	$71,680

Earnings per common share:
Basic	$0.85	$0.75	$1.45	$1.53
Diluted	0.85	0.75	1.45	1.53
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Unaudited)
(Amounts are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$39,987	$35,307	$67,937	$71,688
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) in available-for-sale securities, net of tax expense (benefit) of $485, $(4,890), $(2,947) and $2,169	905	(13,858)	(8,668)	6,206
Reclassification adjustment for loss on sale of securities included in net income, net of tax benefit of $—, $—, $4,225 and $—	—	—	11,988	—
Net unrealized (loss) gain in hedging activities, net of tax (benefit) expense of $(68), $6, $(130) and $(64)	(195)	17	(369)	(180)
Total other comprehensive income (loss), net of tax	710	(13,841)	2,951	6,026
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	40,697	21,466	70,888	77,714
Comprehensive income applicable to noncontrolling interest	8	8	8	8
Comprehensive income applicable to FB Financial Corporation	$40,689	$21,458	$70,880	$77,706
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at March 31, 2023:	$46,763	$856,628	$615,871	$(149,566)	$1,369,696	$93	$1,369,789
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	35,299	—	35,299	8	35,307
Other comprehensive income, net of taxes	—	—	—	(13,841)	(13,841)	—	(13,841)
Stock based compensation expense	5	3,243	—	—	3,248	—	3,248
Restricted stock units vested, net of taxes	23	(177)	—	—	(154)	—	(154)
Performance-based restricted stock units vested, net of taxes	8	(178)	—	—	(170)	—	(170)
Dividends declared and paid ($0.15 per share)	—	—	(7,127)	—	(7,127)	—	(7,127)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2023	$46,799	$859,516	$644,043	$(163,407)	$1,386,951	$93	$1,387,044

Balance at March 31, 2024:	$46,897	$866,803	$698,310	$(132,484)	$1,479,526	$93	$1,479,619
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	39,979	—	39,979	8	39,987
Other comprehensive income, net of taxes	—	—	—	710	710	—	710
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)	—	(12,699)
Stock based compensation expense	3	2,087	—	—	2,090	—	2,090
Restricted stock units vested, net of taxes	91	(1,149)	—	—	(1,058)	—	(1,058)
Performance-based restricted stock units vested, net of taxes	5	(4)	—	—	1	—	1
Dividends declared and paid ($0.17 per share)	—	—	(8,047)	—	(8,047)	—	(8,047)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024	$46,643	$855,391	$730,242	$(131,774)	$1,500,502	$93	$1,500,595
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders' equity	Noncontrolling interest	Total shareholders' equity
Balance at December 31, 2022:	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	71,680	—	71,680	8	71,688
Other comprehensive income, net of taxes	—	—	—	6,026	6,026	—	6,026
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	6	5,527	—	—	5,533	—	5,533
Restricted stock units vested, net of taxes	115	(1,721)	—	—	(1,606)	—	(1,606)
Performance-based restricted stock units vested, net of taxes	68	(1,383)	—	—	(1,315)	—	(1,315)
Shares issued under employee stock purchase program	8	313	—	—	321	—	321
Dividends declared and paid ($0.30 per share)	—	—	(14,169)	—	(14,169)	—	(14,169)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2023:	$46,799	$859,516	$644,043	$(163,407)	$1,386,951	$93	$1,387,044

Balance at December 31, 2023:	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	67,929	—	67,929	8	67,937
Other comprehensive income, net of taxes	—	—	—	2,951	2,951	—	2,951
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)	—	(12,699)
Stock based compensation expense	4	4,906	—	—	4,910	—	4,910
Restricted stock units vested, net of taxes	102	(1,441)	—	—	(1,339)	—	(1,339)
Performance-based restricted stock units vested, net of taxes	30	(374)	—	—	(344)	—	(344)
Shares issued under employee stock purchase program	11	388	—	—	399	—	399
Dividends declared and paid ($0.34 per share)	—	—	(16,099)	—	(16,099)	—	(16,099)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024	$46,643	$855,391	$730,242	$(131,774)	$1,500,502	$93	$1,500,595
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$67,937	$71,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	5,702	4,680
Amortization of core deposit and other intangibles	1,541	1,930
Amortization of issuance costs on subordinated debt	193	194
Capitalization of mortgage servicing rights	(2,649)	(4,061)
Net change in fair value of mortgage servicing rights	2,393	5,993
Stock-based compensation expense	4,910	5,533
Provision for credit losses on loans HFI	5,792	7,572
Reversal of credit losses on unfunded commitments	(2,786)	(8,159)
Provision for (reversal of) mortgage loan repurchases	125	(450)
Accretion of discounts and premiums on acquired loans, net	(548)	(305)
Amortization of premiums and discounts on securities, net	2,440	2,691
Loss (gain) from investment securities, net	16,213	(41)
Originations of loans held for sale	(595,813)	(641,962)
Proceeds from sale of loans held for sale	575,246	679,456
Gain on sale and change in fair value of loans held for sale	(17,209)	(17,495)
Net gain on write-downs of other real estate owned and other assets	(284)	(350)
Provision for deferred income taxes	(47)	2,629
Earnings on bank-owned life insurance	(2,911)	(983)
Changes in:
Operating lease assets and liabilities, net	(539)	1,033
Other assets and interest receivable	(1,765)	(2,727)
Accrued expenses and other liabilities	8,950	(250)
Net cash provided by operating activities	66,891	106,616
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	207,882	—
Maturities, prepayments and calls	134,236	58,415
Purchases	(366,579)	(905)
Net change in loans	94,773	(15,832)
Proceeds from sales of FHLB stock, net	1,160	18,375
Purchases of premises and equipment	(3,861)	(12,576)
Proceeds from the sale of premises and equipment	287	—
Proceeds from the sale of other real estate owned	1,434	5,155
Proceeds from the sale of other assets	550	775
Proceeds from bank-owned life insurance	—	236
Net cash provided by investing activities	69,882	53,643
Cash flows from financing activities:
Net (decrease) increase in deposits	(84,782)	15,489
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(31,963)	29,275
Net decrease in short-term FHLB advances	—	(50,000)
Share based compensation withholding payments	(1,683)	(2,921)
Net proceeds from sale of common stock under employee stock purchase program	399	321
Repurchase of common stock	(12,699)	(4,944)
Dividends paid on common stock	(15,916)	(14,011)
Dividend equivalent payments made upon vesting of equity compensation	(151)	(158)
Noncontrolling interest distribution	(8)	(8)
Net cash used in financing activities	(146,803)	(26,957)
Net change in cash and cash equivalents	(10,030)	133,302
Cash and cash equivalents at beginning of the period	810,932	1,027,052
Cash and cash equivalents at end of the period	$800,902	$1,160,354

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Unaudited)
(Amounts are in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$150,100	$116,211
Taxes paid, net	20,134	29,338
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,400	$593
Transfers from loans to other assets	1,831	1,391
Transfers from loans to loans held for sale	167	10,545
Transfers from loans held for sale to loans	40	2,755
Loans provided for sales of other assets	416	424
Increase (decrease) in rebooked GNMA loans under optional repurchase program	1,125	(5,986)
Dividends declared not paid on restricted stock units and performance stock units	183	158
Right-of-use assets obtained in exchange for operating lease liabilities	—	3,477
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation (the "Company") is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank (the "Bank") and its subsidiaries. As of June 30, 2024, the Bank had 77 full-service branches throughout Tennessee, Alabama, Kentucky and North Georgia, and a mortgage business with office locations across the Southeast, which primarily originates loans to be sold to third party private investors or government sponsored agencies in the secondary market.
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
Earnings per common share
Basic earnings per common share excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the restricted stock units granted but not yet vested and distributable. Diluted earnings per common share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.
Certain restricted stock awards granted by the Company include non-forfeitable dividend equivalent rights and are considered participating securities for the purposes of computing earnings per common share. Accordingly, the Company is required to calculate basic and diluted earnings per common share using the two-class method. Calculation of earnings per common share under the two-class method (i) excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) excludes from the denominator the dilutive impact of the participating securities.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income applicable to FB Financial Corporation	$39,979	$35,299	$67,929	$71,680
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings available to common shareholders	$39,979	$35,299	$67,929	$71,680
Weighted average basic shares outstanding	46,762,488	46,779,388	46,818,685	46,729,778
Basic earnings per common share	$0.85	$0.75	$1.45	$1.53
Diluted earnings per common share:
Earnings available to common shareholders	$39,979	$35,299	$67,929	$71,680
Weighted average basic shares outstanding	46,762,488	46,779,388	46,818,685	46,729,778
Weighted average diluted shares contingently issuable(1)	82,655	35,466	92,781	47,825
Weighted average diluted shares outstanding	46,845,143	46,814,854	46,911,466	46,777,603
Diluted earnings per common share	$0.85	$0.75	$1.45	$1.53
(1) Excludes 36,507 and 2,412 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2024 and 315,989 and 250,074 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2023.
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
Newly issued not yet effective accounting standards:
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. This update is effective for fiscal years

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. While the Company is continuing to evaluate the impact, ASU 2023-07 is not expected to have a material impact on the Company's reportable segments disclosures.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This ASU requires disclosures of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the impact this will have on the Company's income tax disclosures.
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after June 30, 2024, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$428,514	$962	$(868)	$—	$428,608
Mortgage-backed securities - residential	1,021,125	439	(157,292)	—	864,272
Mortgage-backed securities - commercial	17,398	—	(1,295)	—	16,103
Municipal securities	194,050	33	(24,106)	—	169,977
Corporate securities	3,500	—	(81)	—	3,419
Total	$1,664,587	$1,434	$(183,642)	$—	$1,482,379

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$204,663	$470	$(1,177)	$—	$203,956
Mortgage-backed securities - residential	1,057,389	—	(160,418)	—	896,971
Mortgage-backed securities - commercial	18,186	—	(1,225)	—	16,961
Municipal securities	263,312	370	(21,419)	—	242,263
U.S. Treasury securities	111,729	—	(3,233)	—	108,496
Corporate securities	3,500	—	(174)	—	3,326
Total	$1,658,779	$840	$(187,646)	$—	$1,471,973
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, total accrued interest receivable on AFS debt securities was $6,549 and $7,212, respectively.
AFS debt securities pledged at June 30, 2024 and December 31, 2023 had carrying amounts of $869,623 and $929,546, respectively, and were pledged to secure a Federal Reserve line of credit, Bank Term Funding Program borrowings, public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders' equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At June 30, 2024 and December 31, 2023, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$191,125	$(232)	$7,218	$(636)	$198,343	$(868)
Mortgage-backed securities - residential	—	—	754,282	(157,292)	754,282	(157,292)
Mortgage-backed securities - commercial	—	—	16,103	(1,295)	16,103	(1,295)
Municipal securities	31,931	(2,197)	132,733	(21,909)	164,664	(24,106)
Corporate securities	—	—	3,419	(81)	3,419	(81)
Total	$223,056	$(2,429)	$913,755	$(181,213)	$1,136,811	$(183,642)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$25,923	$(21)	$14,040	$(1,156)	$39,963	$(1,177)
Mortgage-backed securities - residential	—	—	896,971	(160,418)	896,971	(160,418)
Mortgage-backed securities - commercial	—	—	16,961	(1,225)	16,961	(1,225)
Municipal securities	14,480	(148)	188,669	(21,271)	203,149	(21,419)
U.S. Treasury securities	—	—	108,496	(3,233)	108,496	(3,233)
Corporate securities	—	—	3,326	(174)	3,326	(174)
Total	$40,403	$(169)	$1,228,463	$(187,477)	$1,268,866	$(187,646)
As of June 30, 2024 and December 31, 2023, the Company’s AFS debt securities portfolio consisted of 341 and 439 securities, 316 and 370 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal debt securities with market values below amortized cost at June 30, 2024 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these AFS debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of June 30, 2024 and December 31, 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on AFS debt securities as of June 30, 2024 or December 31, 2023. Periodically, AFS debt securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2024 and December 31, 2023 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30,		December 31,
	2024		2023
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$3,188	$3,174	$64,776	$64,279
Due in one to five years	10,586	9,832	75,996	71,801
Due in five to ten years	157,552	156,768	51,162	49,630
Due in over ten years	454,738	432,230	391,270	372,331
	626,064	602,004	583,204	558,041
Mortgage-backed securities - residential	1,021,125	864,272	1,057,389	896,971
Mortgage-backed securities - commercial	17,398	16,103	18,186	16,961
Total AFS debt securities	$1,664,587	$1,482,379	$1,658,779	$1,471,973
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$—	$207,882	$—
Proceeds from maturities, prepayments and calls	67,609	31,588	134,236	58,415
Gross realized gains	—	—	90	—
Gross realized losses	—	—	16,303	—
Equity Securities
The Company had equity securities without readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $27,150 and $25,191 at June 30, 2024 and December 31, 2023, respectively. Additionally, the Company had $33,030 and $34,190 of FHLB stock carried at cost at June 30, 2024 and December 31, 2023, respectively, included separately from the other equity securities discussed above.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of June 30, 2024 and December 31, 2023, by class of financing receivable are as follows:

	June 30,	December 31,
	2024	2023
Commercial and industrial	$1,614,307	$1,720,733
Construction	1,200,123	1,397,313
Residential real estate:
1-to-4 family mortgage	1,584,029	1,568,552
Residential line of credit	559,359	530,912
Multi-family mortgage	597,039	603,804
Commercial real estate:
Owner-occupied	1,274,705	1,232,071
Non-owner occupied	2,035,102	1,943,525
Consumer and other	444,889	411,873
Gross loans	9,309,553	9,408,783
Less: Allowance for credit losses on loans HFI	(155,055)	(150,326)
Net loans	$9,154,498	$9,258,457
As of June 30, 2024 and December 31, 2023, $962,358 and $1,030,016, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,533,000 and $1,984,007, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of June 30, 2024 and December 31, 2023, qualifying commercial and industrial, construction and consumer loans, of $2,743,982 and $3,107,495, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of June 30, 2024 and December 31, 2023, accrued interest receivable on loans HFI amounted to $44,351 and $43,776, respectively.
Credit Quality - Commercial Type Loans
The Company categorizes commercial loan types into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans that share similar risk characteristics collectively. Loans that do not share similar risk characteristics may be evaluated individually.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company's commercial type loan portfolio as of June 30, 2024 and December 31, 2023 and the gross charge-offs for the six months ended June 30, 2024 and the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the six months ended June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$54,634	$201,189	$169,826	$67,439	$34,393	$123,665	$901,459	$1,552,605
Special Mention	55	3,279	15,314	—	—	235	7,730	26,613
Classified	—	48	5,962	5,113	2,925	6,123	14,918	35,089
Total	54,689	204,516	191,102	72,552	37,318	130,023	924,107	1,614,307
Current-period gross charge-offs	—	—	—	24	16	7	22	69
Construction
Pass	90,338	184,198	464,801	115,507	25,809	75,400	189,161	1,145,214
Special Mention	—	404	12,534	645	11	623	—	14,217
Classified	—	—	5,287	680	8,489	—	26,236	40,692
Total	90,338	184,602	482,622	116,832	34,309	76,023	215,397	1,200,123
Current-period gross charge-offs	—	—	—	—	—	—	92	92
Residential real estate:
Multi-family mortgage
Pass	5,217	6,085	206,098	235,467	52,784	70,920	19,434	596,005
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,034	—	1,034
Total	5,217	6,085	206,098	235,467	52,784	71,954	19,434	597,039
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	85,878	113,724	246,192	224,546	110,767	410,746	62,949	1,254,802
Special Mention	—	—	1,396	2,616	—	2,532	—	6,544
Classified	—	—	6,862	16	64	5,361	1,056	13,359
Total	85,878	113,724	254,450	227,178	110,831	418,639	64,005	1,274,705
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	46,629	43,016	546,369	467,839	120,570	720,971	41,761	1,987,155
Special Mention	—	—	5,341	3,955	—	19,486	—	28,782
Classified	—	—	—	996	—	18,169	—	19,165
Total	46,629	43,016	551,710	472,790	120,570	758,626	41,761	2,035,102
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	282,696	548,212	1,633,286	1,110,798	344,323	1,401,702	1,214,764	6,535,781
Special Mention	55	3,683	34,585	7,216	11	22,876	7,730	76,156
Classified	—	48	18,111	6,805	11,478	30,687	42,210	109,339
Total	$282,751	$551,943	$1,685,982	$1,124,819	$355,812	$1,455,265	$1,264,704	$6,721,276
Current-period gross charge-offs	$—	$—	$—	$24	$16	$7	$114	$161

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company's consumer type loan portfolio as of June 30, 2024 and December 31, 2023 and the gross charge-offs for the six months ended June 30, 2023 and the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the six months ended June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$90,475	$178,755	$491,769	$383,927	$139,696	$281,077	$—	$1,565,699
Nonperforming	—	146	4,001	3,686	3,026	7,471	—	18,330
Total	90,475	178,901	495,770	387,613	142,722	288,548	—	1,584,029
Current-period gross charge-offs	—	—	150	130	—	—	13	293
Residential line of credit
Performing	—	—	—	—	—	—	557,386	557,386
Nonperforming	—	—	—	—	—	—	1,973	1,973
Total	—	—	—	—	—	—	559,359	559,359
Current-period gross charge-offs	—	—	—	—	—	—	20	20
Consumer and other
Performing	61,846	103,413	83,702	40,625	31,828	110,286	1,366	433,066
Nonperforming	—	881	1,307	2,401	2,107	5,127	—	11,823
Total	61,846	104,294	85,009	43,026	33,935	115,413	1,366	444,889
Current-period gross charge-offs	515	368	123	164	46	150	—	1,366
Total consumer type loans
Performing	152,321	282,168	575,471	424,552	171,524	391,363	558,752	2,556,151
Nonperforming	—	1,027	5,308	6,087	5,133	12,598	1,973	32,126
Total	$152,321	$283,195	$580,779	$430,639	$176,657	$403,961	$560,725	$2,588,277
Current-period gross charge-offs	$515	$368	$273	$294	$46	$150	$33	$1,679

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
The following tables represent an analysis of the aging by class of financing receivable as of June 30, 2024 and December 31, 2023:

June 30, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,334	$65	$22,797	$1,590,111	$1,614,307
Construction	11,767	1,306	4,590	1,182,460	1,200,123
Residential real estate:
1-to-4 family mortgage	23,244	11,643	6,687	1,542,455	1,584,029
Residential line of credit	2,282	1,738	235	555,104	559,359
Multi-family mortgage	—	—	29	597,010	597,039
Commercial real estate:
Owner occupied	274	—	9,163	1,265,268	1,274,705
Non-owner occupied	3,512	—	3,147	2,028,443	2,035,102
Consumer and other	13,767	2,306	9,517	419,299	444,889
Total	$56,180	$17,058	$56,165	$9,180,150	$9,309,553

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
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of June 30, 2024 and December 31, 2023 by class of financing receivable.

June 30, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$9,109	$13,688	$8,941
Construction	2,753	1,837	270
Residential real estate:
1-to-4 family mortgage	1,972	4,715	126
Residential line of credit	148	87	2
Multi-family mortgage	—	29	1
Commercial real estate:
Owner occupied	7,684	1,479	287
Non-owner occupied	3,119	28	1
Consumer and other	—	9,517	493
Total	$24,785	$31,380	$10,121

December 31, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$3,678	$18,052	$5,011
Construction	2,267	605	59
Residential real estate:
1-to-4 family mortgage	1,444	5,274	103
Residential line of credit	685	451	8
Multi-family mortgage	—	32	1
Commercial real estate:
Owner occupied	2,920	268	15
Non-owner occupied	3,316	35	1
Consumer and other	—	9,203	498
Total	$14,310	$33,920	$5,696

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial and industrial	$345	$28	$569	$48
Construction	79	46	140	52
Residential real estate:
1-to-4 family mortgage	34	70	34	149
Residential line of credit	23	27	39	51
Multi-family mortgage	1	—	1	1
Commercial real estate:
Owner occupied	75	39	124	97
Non-owner occupied	54	55	89	137
Consumer and other	—	143	—	316
Total	$611	$408	$996	$851
Accrued interest receivable written off as an adjustment to interest income amounted to $207 and $408 for the three and six months ended June 30, 2024, respectively, and $163 and $344 for the three and six months ended June 30, 2023, respectively.
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
The following tables present the amortized cost of FDM loans as of June 30, 2024 by class of financing receivable and type of concession granted that were modified during the three and six months ended June 30, 2024.

Three Months Ended June 30, 2024	Term extension	Payment deferral and term extension	Interest rate reduction and term extension	Total	% of total class of financing receivables
Consumer and other	$18	$—	$98	$116	—%
Total	$18	$—	$98	$116	—%

Six Months Ended June 30, 2024	Term extension	Payment deferral and term extension	Interest rate reduction and term extension	Total	% of total class of financing receivables
Construction	$—	$14,236	$—	$14,236	1.2%
Commercial real estate:
Non-owner occupied	10,351	—	—	10,351	0.5%
Consumer and other	40	—	98	138	—%
Total	$10,391	$14,236	$98	$24,725	0.3%
During the three and six months ended June 30, 2023, the Company modified two residential mortgage loans in the form of term extensions for borrowers experiencing financial difficulties with balances totaling $141.
No financing receivables modified in the preceding twelve months had a payment default during the three and six months ended June 30, 2024. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. At June 30, 2024 and December 31, 2023, the Company had no commitments to lend additional funds to borrowers whose loans were classified as an FDM.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficultly:

Three Months Ended June 30, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Consumer and other	21	—	1.49%

Six Months Ended June 30, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Construction	6	3	—
Commercial real estate:
Non-owner occupied	6	—	—
Consumer and other	25	—	1.49%
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below depicts the performance of loans HFI held for investment as of June 30, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

June 30, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Construction	$—	$—	$—	$14,236	$14,236
Residential real estate:
1-to-4 family mortgage	—	—	24	—	24
Commercial real estate:
Non-owner occupied	—	—	—	10,351	10,351
Consumer and other	—	—	—	138	138
Total	$—	$—	$24	$24,725	$24,749
(1) Loans were on non-accrual when modified and subsequently classified as FDM.
Collateral-Dependent Loans
For collateral-dependent loans, or those loans for which repayment is expected to be provided substantially through the operation or sale of collateral, where the borrower is also experiencing financial difficulty, the following tables present the loans and the corresponding individually assessed allowance for credit losses by class of financing receivable. Significant changes in individually assessed reserves are due to changes in the valuation of the underlying collateral in addition to changes in accrual and past due status.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	June 30, 2024
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$82	$363	$21,687	$22,132	$8,870
Construction	23,041	1,653	—	24,694	567
Residential real estate:
1-to-4 family mortgage	3,892	—	—	3,892	58
Residential line of credit	733	—	—	733	15
Multi-family mortgage	—	—	—	—	—
Commercial real estate:
Owner occupied	1,426	7,142		8,568	258
Non-owner occupied	18,141	—	—	18,141	—
Total	$47,315	$9,158	$21,687	$78,160	$9,768

	December 31, 2023
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$—	$363	$20,599	$20,962	$4,946
Construction	8,224	—	—	8,224	30
Residential real estate:
1-to-4 family mortgage	5,317	—	—	5,317	129
Residential line of credit	1,245	—	—	1,245	10
Commercial real estate:
Owner occupied	1,975	1,160	—	3,135	—
Non-owner occupied	3,316	—	—	3,316	—
Consumer and other	112	—	—	112	21
Total	$20,189	$1,523	$20,599	$42,311	$5,136
Allowance for Credit Losses on Loans HFI
The Company performed evaluations within its established qualitative framework, assessing the impact of the current economic outlook, including: continued actions taken by the Federal Reserve with regard to monetary policy, interest rates and the potential impact of those actions, potential impact of persistent high inflation on economic growth, potential negative economic forecasts, and other considerations. The increase in the allowance for credit losses on loans HFI as of June 30, 2024 compared with December 31, 2023 is primarily the result of expected deterioration in the CRE portfolio which was adjusted upward qualitatively to address risks not captured by the model. These adjustments factor in the possibility that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. As of June 30, 2024, all CRE asset classes are expected to be negatively impacted by slowing demand coupled with refinancing risk in the current rate environment.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and six months ended June 30, 2024 and 2023:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2024
Beginning balance - March 31, 2024	$17,272	$37,308	$26,128	$9,918	$8,973	$10,749	$23,949	$17,370	$151,667
Provision for (reversal of) credit losses on loans HFI	5,264	(3,138)	(214)	179	(163)	375	594	1,043	3,940
Recoveries of loans previously charged-off	20	—	10	—	—	188	—	143	361
Loans charged off	(26)	—	(293)	—	—	—	—	(594)	(913)
Ending balance - June 30, 2024	$22,530	$34,170	$25,631	$10,097	$8,810	$11,312	$24,543	$17,962	$155,055
Six Months Ended June 30, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
Provision for (reversal of) credit losses on loans HFI	2,966	(1,110)	(647)	649	(32)	431	1,578	1,957	5,792
Recoveries of loans previously charged-off	34	—	66	—	—	228	—	449	777
Loans charged off	(69)	(92)	(293)	(20)	—	—	—	(1,366)	(1,840)
Ending balance - June 30, 2024	$22,530	$34,170	$25,631	$10,097	$8,810	$11,312	$24,543	$17,962	$155,055

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2023
Beginning balance - March 31, 2023	$11,117	$41,025	$27,213	$9,034	$6,619	$7,952	$21,868	$13,981	$138,809
Provision for (reversal of) credit losses on loans HFI	192	(1,115)	185	151	209	643	1,009	1,301	2,575
Recoveries of loans previously charged-off	13	10	25	—	—	16	—	108	172
Loans charged off	(11)	—	(16)	—	—	(144)	—	(721)	(892)
Ending balance - June 30, 2023	$11,311	$39,920	$27,407	$9,185	$6,828	$8,467	$22,877	$14,669	$140,664
Six Months Ended June 30, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Provision for (reversal of) credit losses on loans HFI	182	102	1,258	1,691	338	746	961	2,294	7,572
Recoveries of loans previously charged-off	80	10	40	—	—	82	—	347	559
Loans charged off	(57)	—	(32)	—	—	(144)	—	(1,426)	(1,659)
Ending balance - June 30, 2023	$11,311	$39,920	$27,407	$9,185	$6,828	$8,467	$22,877	$14,669	$140,664

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$3,613	$4,085	$3,192	$5,794
Transfers from loans	1,647	358	2,400	593
Proceeds from sale of other real estate owned	(1,045)	(3,124)	(1,434)	(5,155)
(Loss) gain on sale of other real estate owned	(42)	655	15	742
Balance at end of period	$4,173	$1,974	$4,173	$1,974
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $2,904 and $2,414 as of June 30, 2024 and December 31, 2023, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $1,919 and $3,377 as of June 30, 2024 and December 31, 2023, respectively.
Note (5)—Leases
As of June 30, 2024, the Company was the lessee in 45 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company's leases is presented below as of June 30, 2024 and December 31, 2023:

		June 30,	December 31,
	Classification	2024	2023
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$49,123	$54,295
Finance leases	Premises and equipment, net	1,201	1,256
Total right-of-use assets		$50,324	$55,551
Lease liabilities:
Operating leases	Operating lease liabilities	$61,932	$67,643
Finance leases	Borrowings	1,278	1,326
Total lease liabilities		$63,210	$68,969
Weighted average remaining lease term (in years) - operating		11.2	11.6
Weighted average remaining lease term (in years) - finance		10.9	11.4
Weighted average discount rate - operating		3.34%	3.39%
Weighted average discount rate - finance		1.76%	1.76%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2024	2023	2024	2023
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,759	$2,307	$3,686	$4,122
Short-term lease cost	Occupancy and equipment	89	143	186	264
Variable lease cost	Occupancy and equipment	367	326	703	624
Gain on lease modifications and terminations	Occupancy and equipment	—	(1)	—	(73)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	5	6	11	12
Amortization of right-of-use asset	Occupancy and equipment	27	27	55	55
Sublease income	Occupancy and equipment	(139)	(215)	(311)	(496)
Total lease cost		$2,108	$2,593	$4,330	$4,508
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of June 30, 2024 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
June 30, 2025	$4,175	$60
June 30, 2026	8,195	121
June 30, 2027	8,054	123
June 30, 2028	7,602	125
June 30, 2029	6,649	127
Thereafter	41,875	850
Total undiscounted future minimum lease payments	76,550	1,406
Less: imputed interest	(14,618)	(128)
Lease liabilities	$61,932	$1,278

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (6)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Carrying value at beginning of period	$165,674	$164,879	$164,249	$168,365
Capitalization	1,518	2,273	2,649	4,061
Change in fair value:
Due to payoffs/paydowns	(3,825)	(3,269)	(6,549)	(5,789)
Due to change in valuation inputs or assumptions	1,138	2,550	4,156	(204)
Carrying value at end of period	$164,505	$166,433	$164,505	$166,433
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Servicing income	$7,316	$7,586	$14,663	$15,354
Change in fair value of mortgage servicing rights	(2,687)	(719)	(2,393)	(5,993)
Change in fair value of derivative hedging instruments	(1,649)	(3,503)	(4,984)	(1,636)
Servicing income	2,980	3,364	7,286	7,725
Servicing expenses	1,933	2,331	3,880	4,214
Net servicing income	$1,047	$1,033	$3,406	$3,511
Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Unpaid principal balance of mortgage loans sold and serviced for others	$10,523,778	$10,762,906
Weighted-average prepayment speed (CPR)	6.03%	6.19%
Estimated impact on fair value of a 10% increase	$(4,328)	$(4,616)
Estimated impact on fair value of a 20% increase	$(8,381)	$(8,924)
Discount rate	10.3%	9.62%
Estimated impact on fair value of a 100 bp increase	$(7,569)	$(7,637)
Estimated impact on fair value of a 200 bp increase	$(14,500)	$(14,624)
Weighted-average coupon interest rate	3.54%	3.47%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	335	334
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, “Derivatives” for additional information on these hedging instruments.
As of June 30, 2024 and December 31, 2023, mortgage escrow deposits totaled $107,752 and $63,591, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (7)—Income taxes
The following table presents a reconciliation of income taxes for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Federal taxes calculated at statutory rate	$10,691	21.0%	$9,480	21.0%	$17,883	21.0%	$19,156	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	77	0.1%	647	1.4%	210	0.2%	898	1.0%
Expense from equity based compensation	21	—%	69	0.2%	76	0.1%	184	0.2%
Municipal interest income, net of interest disallowance	(328)	(0.6)%	(451)	(1.0)%	(701)	(0.8)%	(907)	(1.0)%
Bank-owned life insurance	(521)	(1.0)%	(79)	(0.2)%	(611)	(0.7)%	(206)	(0.2)%
Section 162(m) limitation	44	0.1%	103	0.2%	204	0.2%	230	0.2%
Other	935	1.8%	66	0.2%	158	0.2%	177	0.2%
Income tax expense, as reported	$10,919	21.4%	$9,835	21.8%	$17,219	20.2%	$19,532	21.4%
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

	June 30,	December 31,
	2024	2023
Commitments to extend credit, excluding interest rate lock commitments	$2,722,677	$2,906,016
Letters of credit	87,329	77,055
Balance at end of period	$2,810,006	$2,983,071
As of June 30, 2024 and December 31, 2023, unfunded loan commitments included above with floating interest rates totaled $2,474,058 and $2,459,669, respectively.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company's consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$7,700	$18,463	$8,770	$22,969
Reversal of credit losses on unfunded commitments	(1,716)	(3,653)	(2,786)	(8,159)
Balance at end of period	$5,984	$14,810	$5,984	$14,810

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them under the terms of the warranties. When this happens, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased (or indemnified for) was $1,433 and $3,511 for the three and six months ended June 30, 2024, respectively and $1,371 and $4,697 for the three and six months ended June 30, 2023, respectively.
The Company maintains a reserve associated with potential repurchases of loans previously sold included in accrued expenses and other liabilities on the Company's consolidated balance sheets. The following table summarizes this activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$930	$1,358	$899	$1,621
Provision for (reversal of) loan repurchases or indemnifications	75	(200)	125	(450)
Losses on loans repurchased or indemnified	(194)	(29)	(213)	(42)
Balance at end of period	$811	$1,129	$811	$1,129
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
At June 30, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges. At December 31, 2023, the Company had interest rate swaps designated as fair value hedges to convert fixed rate money market deposits to variable with notional values totaling $200,000 and market values totaling $(4,497) recorded in other liabilities on the consolidated balance sheets. Additionally at December 31, 2023, the Company had an interest rate swap designated as a fair value hedge on subordinated debt with a notional value of $100,000 and market value of $(673) recorded in other liabilities on the consolidated balance sheets.
During the six months ended June 30, 2024, the Company terminated interest rate swaps that were designated as fair value hedges on fixed rate money market deposits and the interest rate swaps covering subordinated debt matured. For the terminated swaps, notional values totaled $200,000 and market values totaled $(4,588) at termination. The remaining fair value adjustment on the terminated hedging relationships will be amortized into interest expense over the respective contract terms of the original hedges. For the matured swap, the notional value totaled $100,000 prior to maturity. The swap involved the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreement.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount of expense included in interest expense on deposits and borrowings, related to the Company's fair value hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Designated fair value hedge:
Interest expense on deposits	$—	$(1,769)	$—	$(3,277)
Interest expense on borrowings	—	(894)	(645)	(1,654)
Total	$—	$(2,663)	$(645)	$(4,931)

During the three and six months ended June 30, 2024, amortization expense totaling $1,752 and $3,595, respectively, related to the terminated fair value hedges was recognized as an increase to interest expense on deposits. As of June 30, 2024, the remaining fair value adjustment related to the terminated fair value hedges of $(993) is included in money market and savings deposits on the consolidated balance sheets.
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
The following presents a summary of the Company's designated cash flow hedges as of the dates presented:

	June 30, 2024			December 31, 2023
	Notional Amount	Estimated fair value	Balance sheet location	Notional Amount	Estimated fair value	Balance sheet location
Interest rate swap agreements- subordinated debt	$9,000	$80	Other assets	$30,000	$579	Other assets

During the three months ended June 30, 2024, a cash flow hedge with a notional amount of $21,000 matured.
The Company's consolidated statements of income included gains of $275 and $522 for the three and six months ended June 30, 2024, respectively, and $232 and $429 for three and six months ended June 30, 2023, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were highly effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during any period presented.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following discloses the amount included in other comprehensive loss, net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amount of (loss) gain recognized in other comprehensive income (loss), net of tax (benefit) expense of $(68), $6, $(130) and $(64)	$(195)	$17	$(369)	$(180)
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
The Company enters into interest rate-lock commitments on residential loan commitments that will be held for resale. These are considered derivative instruments with no hedge accounting designation, and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Gains and losses arising from changes in the valuation of the interest rate-lock commitments are recognized currently in earnings and are reflected under the line item mortgage banking income in the consolidated statements of income.
The Company also enters into forwards, futures and option contracts to economically hedge the change in fair value of mortgage servicing rights. Gains and losses associated with these instruments are included in earnings and are reflected under the line item mortgage banking income in the consolidated statements of income.
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	June 30, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$549,564	$34,935	$34,967
Forward commitments	201,000	191	—
Interest rate-lock commitments	108,694	1,380	—
Futures contracts	232,500	490	—
Total	$1,091,758	$36,996	$34,967

	December 31, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$569,865	$32,179	$32,184
Forward commitments	159,000	—	861
Interest rate-lock commitments	69,217	1,203	—
Futures contracts	254,000	777	—
Total	$1,052,082	$34,159	$33,045

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Included in mortgage banking income:
Interest rate lock commitments	$(693)	$(1,028)	$176	$179
Forward commitments	334	1,031	434	736
Futures contracts	(1,402)	(2,521)	(4,399)	(584)
Option contracts	—	(461)	—	(1,125)
Total	$(1,761)	$(2,979)	$(3,789)	$(794)
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
June 30, 2024
Derivative financial assets	$34,541	$—	$34,541	$561	$—	$33,980
Derivative financial liabilities	$10,066	$—	$10,066	$561	$9,505	$—

December 31, 2023
Derivative financial assets	$31,468	$—	$31,468	$6,502	$—	$24,966
Derivative financial liabilities	$11,330	$—	$11,330	$6,502	$4,828	$—
Collateral Requirements
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of June 30, 2024 and December 31, 2023, the Company had collateral posted of $13,869 and $14,042, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are presented in the following tables:

At June 30, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$428,608	$—	$428,608
Mortgage-backed securities - residential	—	864,272	—	864,272
Mortgage-backed securities - commercial	—	16,103	—	16,103
Municipal securities	—	169,977	—	169,977
Corporate securities	—	3,419	—	3,419
Total securities	$—	$1,482,379	$—	$1,482,379
Loans held for sale, at fair value	$—	$84,521	$—	$84,521
Mortgage servicing rights	—	—	164,505	164,505
Derivatives	—	37,076	—	37,076
Financial Liabilities:
Derivatives	—	34,967	—	34,967

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
Available-for-sale securities:
U.S. government agency securities	$—	$203,956	$—	$203,956
Mortgage-backed securities - residential	—	896,971	—	896,971
Mortgage-backed securities - commercial	—	16,961	—	16,961
Municipal securities	—	242,263	—	242,263
U.S. Treasury securities	—	108,496	—	108,496
Corporate securities	—	3,326	—	3,326
Total securities	$—	$1,471,973	$—	$1,471,973
Loans held for sale, at fair value	$—	$46,618	$—	$46,618
Mortgage servicing rights	—	—	164,249	164,249
Derivatives	—	34,738	—	34,738
Financial Liabilities:
Derivatives	—	38,215	—	38,215

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 are presented in the following tables:

At June 30, 2024	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,417	$2,417
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	3,699	3,699
Construction	—	—	7,138	7,138
Residential real estate:
1-4 family mortgage	—	—	499	499
Residential line of credit	—	—	570	570
Commercial real estate:
Owner occupied	—	—	625	625
Total collateral-dependent loans	$—	$—	$12,531	$12,531

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,400	$2,400
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$12,338	$12,338
Construction	—	—	203	203
Residential real estate:
1-4 family mortgage	—	—	429	429
Consumer and other	—	—	71	71
Total collateral-dependent loans	$—	$—	$13,041	$13,041

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Historically, the Company had a portfolio of acquired commercial loans. There were no such loans outstanding as of June 30, 2024 as the last relationship was exited during the year ended December 31, 2023. These commercial loans were measured at fair value. As such, these loans were excluded from the ACL.
The following table sets forth the changes in fair value associated with this portfolio for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$12,467	$(2,957)	$9,510
Change in fair value:
Pay-downs and pay-offs	(235)	—	(235)
Changes in valuation included in other noninterest income	—	(8)	(8)
Carrying value at end of period	$12,232	$(2,965)	$9,267

	Six Months Ended June 30, 2023
	Principal balance	Fair Value discount	Fair Value
Carrying value at beginning of period	$34,357	$(3,867)	$30,490
Change in fair value:
Paydowns and payoffs	(22,125)	—	(22,125)
Changes in valuation included in other noninterest income	—	902	902
Carrying value at end of period	$12,232	$(2,965)	$9,267
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company's mortgage servicing rights for the three and six months ended June 30, 2024 and 2023 are detailed at Note 6, “Mortgage servicing rights.”
The following tables present information as of June 30, 2024 and December 31, 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

June 30, 2024
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$12,531	Valuation of collateral	Discount for comparable sales	10%-82%
Other real estate owned	$2,417	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

December 31, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$13,041	Valuation of collateral	Discount for comparable sales	10%-61%
Other real estate owned	$2,400	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management's knowledge of the borrower and borrower's business. As of June 30, 2024 and December 31, 2023, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $22,301 and $18,166, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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
Fair value option
The following table summarizes the Company's loans held for sale as of the dates presented:

	June 30,	December 31,
	2024	2023
Loans held for sale under a fair value option:
Mortgage loans held for sale	84,521	46,618
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	22,354	21,229
Total loans held for sale	$106,875	$67,847
Mortgage loans held for sale
Net gains of $353 and $556 resulting from fair value changes of mortgage loans were recorded in income during the three and six months ended June 30, 2024, respectively, compared to net losses of $129 and $179 during the three and six months ended June 30, 2023, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans held for sale. The net change in fair value of these loans held for sale and derivatives resulted in a net loss of $4 and a net gain of $1,817 for the three and six months ended June 30, 2024, respectively, compared to net gains of $874 and $453 during the three and six months ended June 30, 2023, respectively. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Aggregate fair value	$84,521	$46,618
Aggregate unpaid principal balance	82,856	45,509
Difference	$1,665	$1,109

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
June 30, 2024	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$800,902	$800,902	$—	$—	$800,902
Investment securities	1,482,379	—	1,482,379	—	1,482,379
Net loans held for investment	9,154,498	—	—	8,854,724	8,854,724
Loans held for sale, at fair value	84,521	—	84,521	—	84,521
Interest receivable	52,781	374	8,056	44,351	52,781
Mortgage servicing rights	164,505	—	—	164,505	164,505
Derivatives	37,076	—	37,076	—	37,076
Financial liabilities:
Deposits:
Without stated maturities	$8,973,707	$8,973,707	$—	$—	$8,973,707
With stated maturities	1,494,295	—	1,487,664	—	1,487,664
Securities sold under agreements to repurchase and federal funds purchased	76,801	76,801	—	—	76,801
Bank Term Funding Program	130,000	—	129,543	—	129,543
Subordinated debt, net	130,511	—	—	124,113	124,113
Interest payable	20,145	4,125	14,520	1,500	20,145
Derivatives	34,967	—	34,967	—	34,967

	Fair Value
December 31, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$810,932	$810,932	$—	$—	$810,932
Investment securities	1,471,973	—	1,471,973	—	1,471,973
Net loans held for investment	9,258,457	—	—	9,068,518	9,068,518
Loans held for sale, at fair value	46,618	—	46,618	—	46,618
Interest receivable	52,715	388	8,551	43,776	52,715
Mortgage servicing rights	164,249	—	—	164,249	164,249
Derivatives	34,738	—	34,738	—	34,738
Financial liabilities:
Deposits:
Without stated maturities	$8,927,654	$8,927,654	$—	$—	$8,927,654
With stated maturities	1,620,633	—	1,614,400	—	1,614,400
Securities sold under agreements to repurchase and federal funds purchased	108,764	108,764	—	—	108,764
Bank Term Funding Program	130,000	—	130,000	—	130,000
Subordinated debt, net	129,645	—	—	122,671	122,671
Interest payable	18,809	4,104	13,205	1,500	18,809
Derivatives	38,215	—	38,215	—	38,215

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
Beginning in 2024, the Company began assigning a transfer rate to allocate net interest income to products and business segments. The intent of the transfer rate methodology is to transfer interest rate risk among the segments and allow management to better measure the net interest margin contribution of its assets/liabilities by segment. Changes in management structure or allocation methodologies and procedures result in changes in reported segment financial data. Prior period results have been adjusted to conform to the current methodology.
The following tables present selected financial information with respect to the Company's reportable segments for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024	Banking(2)	Mortgage	Consolidated
Net interest income	$101,468	$1,147	$102,615
Provisions for (reversal of) credit losses	2,432	(208)	2,224
Mortgage banking income	—	16,246	16,246
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,336)	(4,336)
Other noninterest income	13,477	221	13,698
Depreciation and amortization	2,745	116	2,861
Amortization of intangibles	752	—	752
Other noninterest mortgage banking expense	—	—	—
Other noninterest expense	58,832	12,648	71,480
Income before income taxes	$50,184	$722	$50,906
Income tax expense			10,919
Net income applicable to FB Financial Corporation and noncontrolling interest			39,987
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$39,979
Total assets	$11,947,550	$587,619	$12,535,169
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Three Months Ended June 30, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$99,909	$1,634	$101,543
(Reversals of) provisions for credit losses	(1,149)	71	(1,078)
Mortgage banking income	—	16,454	16,454
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,222)	(4,222)
Other noninterest income	11,480	101	11,581
Depreciation and amortization	2,220	232	2,452
Amortization of intangibles	940	—	940
Other noninterest mortgage banking expense	—	—	—
Other noninterest expense	63,048	14,852	77,900
Income before income taxes	$46,330	$(1,188)	$45,142
Income tax expense			9,835
Net income applicable to FB Financial Corporation and noncontrolling interest			35,307
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$35,299
Total assets	$12,307,231	$580,164	$12,887,395
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

Six Months Ended June 30, 2024	Banking(2)	Mortgage	Consolidated
Net interest income	$200,205	$1,900	$202,105
Provisions for (reversal of) credit losses	3,270	(264)	3,006
Mortgage banking income	—	31,872	31,872
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(7,377)	(7,377)
Other noninterest income	8,683	392	9,075
Depreciation and amortization	5,453	249	5,702
Amortization of intangibles	1,541	—	1,541
Other noninterest expense	115,679	24,591	140,270
Income before income taxes	$82,945	$2,211	$85,156
Income tax expense			17,219
Net income applicable to FB Financial Corporation and noncontrolling interest			67,937
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$67,929
Total assets	$11,947,550	$587,619	$12,535,169
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Six Months Ended June 30, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$202,179	$3,024	$205,203
(Reversals of) provisions for credit losses	(937)	350	(587)
Mortgage banking income	—	31,947	31,947
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(7,629)	(7,629)
Other noninterest income (loss)	22,973	(129)	22,844
Depreciation and amortization	4,269	411	4,680
Amortization of intangibles	1,930	—	1,930
Other noninterest expense	126,761	28,361	155,122
Income before income taxes	$93,129	$(1,909)	$91,220
Income tax expense			19,532
Net income applicable to FB Financial Corporation and noncontrolling interest			71,688
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$71,680
Total assets	$12,307,231	$580,164	$12,887,395
Goodwill	242,561	—	242,561
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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of June 30, 2024 and December 31, 2023, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
The Company elected to phase-in the impact related to adopting ASU 2016-13 over the permissible five-year transition relief period and delayed the initial impact of CECL adoption plus 25% of the quarterly increases in ACL in the first two years after adoption. Beginning in 2022, the cumulative amount of the transition adjustments became fixed and were phased out in annual increments over a three-year period. 2024 represents the final year of this CECL adoption phase out, with 25% of the initial impact of CECL adoption being adjusted out of regulatory capital calculations.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Actual and required capital amounts and ratios are included below as of the dates indicated.

June 30, 2024	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,679,585	15.1%	$1,164,673	10.5%	N/A	N/A
FirstBank	1,644,189	14.9%	1,161,246	10.5%	$1,105,949	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,441,166	13.0%	$942,830	8.5%	N/A	N/A
FirstBank	1,406,173	12.7%	940,056	8.5%	$884,759	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,411,166	12.7%	$776,449	7.0%	N/A	N/A
FirstBank	1,406,173	12.7%	774,164	7.0%	$718,867	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,441,166	11.7%	$491,874	4.0%	N/A	N/A
FirstBank	1,406,173	11.5%	491,198	4.0%	$613,998	5.0%

December 31, 2023	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,635,848	14.5%	$1,182,028	10.5%	N/A	N/A
FirstBank	1,600,950	14.2%	1,179,886	10.5%	$1,123,701	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,405,890	12.5%	$956,880	8.5%	N/A	N/A
FirstBank	1,370,991	12.2%	955,145	8.5%	$898,960	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,375,890	12.2%	$788,018	7.0%	N/A	N/A
FirstBank	1,370,991	12.2%	786,590	7.0%	$730,405	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,405,890	11.3%	$496,485	4.0%	N/A	N/A
FirstBank	1,370,991	11.1%	495,761	4.0%	$619,701	5.0%
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
The following table summarizes changes in RSUs for the six months ended June 30, 2024:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	323,520	$37.52
Granted	172,724	35.78
Vested	(138,211)	38.27
Forfeited	(7,092)	37.71
Balance at end of period (unvested)	350,941	$36.37
The total fair value of RSUs vested and released was $4,621 and $5,289 for the three and six months ended June 30, 2024, respectively, and $1,802 and $6,393 for the three and six months ended June 30, 2023, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The compensation cost related to these grants and vesting of RSUs was $1,291 and $3,997 for the three and six months ended June 30, 2024, respectively, and $2,188 and $3,894 for the three and six months ended June 30, 2023, respectively. This includes amounts paid related to director grants and compensation elected to be settled in stock amounting to $148 and $347 during the three and six months ended June 30, 2024, respectively, and $272 and $447 for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, there was $9,530 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.97 years. Additionally, as of June 30, 2024, there were 1,360,392 shares available for issuance under the Company's stock compensation plans. As of June 30, 2024 and December 31, 2023, there was $244 and $268, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying RSUs.
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
For PSUs granted after December 31, 2023, performance factors will be based on a combination of the same metric discussed above as well as the Company’s adjusted tangible book value over the performance period.
Compensation expense for PSUs is estimated each period based on the fair value of the Company's stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.
The following table summarizes information about the changes in PSUs as of and for the six months ended June 30, 2024:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	176,163	$40.86
Granted	97,738	35.60
Performance adjustment (2)	(9,778)	42.54
Vested	(40,071)	42.71
Forfeited or expired	(2,133)	39.30
Balance at end of period (unvested)	221,919	$38.08
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company's outstanding PSUs as of June 30, 2024:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2022	$44.44	2022 to 2024	48,710
2023	$37.17	2023 to 2025	75,893
2024	$35.60	2024 to 2026	97,316
The Company recorded compensation cost of $799 and $913 for the for the three and six months ended June 30, 2024, respectively, and $1,060 and $1,639 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $13,897, and the weighted average remaining performance period over which the cost could be recognized was 2.18 years. As of June 30, 2024 and December 31, 2023, there was $141 and $85, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying PSUs.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were no shares issued under the ESPP during the three months ended June 30, 2024 or 2023. There were 10,606 and 8,214 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $388 and $305, during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there were 2,283,620 shares available for issuance under the ESPP.
Note (14)—Related party transactions
Loans
The Bank has made and expects to continue to make loans to management, executive officers, the directors and significant shareholders of the Company and their related interests in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2024	$49,073
New loans and advances	2,332
Change in related party status	—
Repayments	(21,725)
Loans outstanding at June 30, 2024	$29,680
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $23,850 and $44,206 at June 30, 2024 and December 31, 2023, respectively.
Deposits
The Bank held deposits from related parties totaling $219,872 and $316,141 as of June 30, 2024 and December 31, 2023, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $121 and $211 for the three and six months ended June 30, 2024, respectively, and $103 and $193 for the three and six months ended June 30, 2023, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income of $19 and $43 during the three and six months ended June 30, 2024, respectively, and $4 and $11 during the three and six months ended June 30, 2023, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds preferred stock of a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. In connection with this investment, an executive officer of the Company serves on its board of directors. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $10,000 as of both June 30, 2024 and December 31, 2023, and is being accounted for as an equity security without readily determinable market value. No gains or losses have been recognized to date associated with this investment.
The Company also has a master loan purchase agreement with this privately held entity to purchase up to $250,000 in manufactured loan housing production over an initial five-year term. Under this agreement, the Company purchased $17,581 and $26,806 of loans for the three and six months ended June 30, 2024, respectively, and purchased $6,449 of loans for both the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the amortized cost of these loans HFI amounted to $57,885 and $32,154, respectively.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of June 30, 2024 and December 31, 2023, and our results of operations for the three and six months ended June 30, 2024 and 2023, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on February 27, 2024, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
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

	As of or for the three months ended		As of or for the six months ended		As of or for the year-ended
	June 30,		June 30,		December 31,
(dollars in thousands, except share data)	2024	2023	2024	2023	2023
Selected Balance Sheet Data
Cash and cash equivalents	$800,902	$1,160,354	$800,902	$1,160,354	$810,932
Investment securities, at fair value	1,482,379	1,422,391	1,482,379	1,422,391	1,471,973
Loans held for sale	106,875	99,131	106,875	99,131	67,847
Loans HFI	9,309,553	9,326,024	9,309,553	9,326,024	9,408,783
Allowance for credit losses on loans HFI	(155,055)	(140,664)	(155,055)	(140,664)	(150,326)
Total assets	12,535,169	12,887,395	12,535,169	12,887,395	12,604,403
Interest-bearing deposits (non-brokered)	8,130,704	8,233,082	8,130,704	8,233,082	8,179,430
Brokered deposits	150,113	238,885	150,113	238,885	150,475
Noninterest-bearing deposits	2,187,185	2,400,288	2,187,185	2,400,288	2,218,382
Total deposits	10,468,002	10,872,255	10,468,002	10,872,255	10,548,287
Borrowings	360,944	390,354	360,944	390,354	390,964
Allowance for credit losses on unfunded commitments	(5,984)	(14,810)	(5,984)	(14,810)	8,770
Total common shareholders' equity	1,500,502	1,386,951	1,500,502	1,386,951	1,454,794
Selected Statement of Income Data
Total interest income	$177,413	$170,183	$353,541	$329,663	$678,410
Total interest expense	74,798	68,640	151,436	124,460	271,193
Net interest income	102,615	101,543	202,105	205,203	407,217
Provisions for (reversals of) credit losses	2,224	(1,078)	3,006	(587)	2,539
Total noninterest income	25,608	23,813	33,570	47,162	70,543
Total noninterest expense	75,093	81,292	147,513	161,732	324,929
Income before income taxes	50,906	45,142	85,156	91,220	150,292
Income tax expense	10,919	9,835	17,219	19,532	30,052
Net income applicable to noncontrolling interest	8	8	8	8	16
Net income applicable to FB Financial Corporation	$39,979	$35,299	$67,929	$71,680	$120,224
Net interest income (tax-equivalent basis)	$103,254	$102,383	$203,453	$206,876	$410,562
Per Common Share
Basic net income	$0.85	$0.75	$1.45	$1.53	$2.57
Diluted net income	0.85	0.75	1.45	1.53	2.57
Book value(1)	32.17	29.64	32.17	29.64	31.05
Tangible book value(2)	26.82	24.23	26.82	24.23	25.69
Cash dividends declared	0.17	0.15	0.34	0.30	0.60
Selected Ratios
Return on average:
Assets(3)	1.30%	1.10%	1.09%	1.13%	0.95%
Common shareholders' equity(3)	10.9%	10.3%	9.31%	10.6%	8.74%
Tangible common equity(2)	13.1%	12.6%	11.2%	13.1%	10.7%
Efficiency ratio	58.6%	64.8%	62.6%	64.1%	68.0%
Core efficiency ratio (tax-equivalent basis)(2)	58.3%	63.5%	58.2%	63.5%	62.9%
Loans HFI to deposit ratio	88.9%	85.8%	88.9%	85.8%	89.2%
Noninterest-bearing deposits to total deposits	20.9%	22.1%	20.9%	22.1%	21.0%
Net interest margin (tax-equivalent basis)	3.57%	3.40%	3.49%	3.45%	3.44%
Yield on interest-earning assets	6.16%	5.67%	6.09%	5.53%	5.72%
Cost of interest-bearing liabilities	3.56%	3.14%	3.56%	2.88%	3.16%
Cost of total deposits	2.77%	2.38%	2.76%	2.16%	2.39%

	As of or for the three months ended		As of or for the three months ended		As of or for the year ended
	June 30,		June 30,		December 31,
	2024	2023	2024	2023	2023
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.67%	1.51%	1.67%	1.51%	1.60%
Annualized net charge-offs as a percentage of average loans HFI	(0.02)%	(0.03)%	(0.02)%	(0.02)%	(0.01)%
Nonperforming loans HFI as a percentage of loans HFI	0.79%	0.47%	0.79%	0.47%	0.65%
Nonperforming assets as a percentage of total assets(4)	0.81%	0.59%	0.81%	0.59%	0.69%
Capital Ratios (Company)
Total common shareholders' equity to assets	12.0%	10.8%	12.0%	10.8%	11.5%
Tangible common equity to tangible assets(2)	10.2%	8.98%	10.2%	8.98%	9.74%
Tier 1 leverage	11.7%	10.7%	11.7%	10.7%	11.3%
Tier 1 risk-based capital	13.0%	11.9%	13.0%	11.9%	12.5%
Total risk-based capital	15.1%	13.9%	15.1%	13.9%	14.5%
Common Equity Tier 1	12.7%	11.7%	12.7%	11.7%	12.2%
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
(4)Includes $22,354, $20,225 and $21,229 of optional rights to repurchase delinquent GNMA loans as of June 30, 2024, June 30, 2023 and December 31, 2023, respectively.

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

The following table presents a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$75,093	$81,292	$147,513	$161,732	$324,929
Less early retirement and severance costs	1,015	1,426	1,015	1,426	8,449
Less (gain) loss on lease terminations	—	(1)	—	(73)	1,770
Less FDIC special assessment	—	—	500	—	1,788
Core noninterest expense	$74,078	$79,867	$145,998	$160,379	$312,922
Net interest income	$102,615	$101,543	$202,105	$205,203	$407,217
Net interest income (tax-equivalent basis)	103,254	102,383	203,453	206,876	410,562
Total noninterest income	25,608	23,813	33,570	47,162	70,543
Less (loss) gain from securities, net	—	(28)	(16,213)	41	(13,973)
Less (loss) gain on sales or write-downs of other real estate owned and other assets	(281)	533	284	350	(27)
Less cash life insurance benefit	2,057	—	2,057	—	—
Less (loss) gain on change in fair value of commercial loans held for sale acquired in previous business combination	—	(8)	—	902	(2,114)
Core noninterest income	$23,832	$23,316	$47,442	$45,869	$86,657
Total revenue	$128,223	$125,356	$235,675	$252,365	$477,760
Core revenue (tax-equivalent basis)	$127,086	$125,699	$250,895	$252,745	$497,219
Efficiency ratio	58.6%	64.8%	62.6%	64.1%	68.0%
Core efficiency ratio (tax-equivalent basis)	58.3%	63.5%	58.2%	63.5%	62.9%

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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders' equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders' equity to total assets:

	June 30,		December 31,
(dollars in thousands, except share data)	2024	2023	2023
Tangible assets
Total assets	$12,535,169	$12,887,395	$12,604,403
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(7,168)	(10,438)	(8,709)
Tangible assets	$12,285,440	$12,634,396	$12,353,133
Tangible common equity
Total common shareholders' equity	$1,500,502	$1,386,951	$1,454,794
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(7,168)	(10,438)	(8,709)
Tangible common equity	$1,250,773	$1,133,952	$1,203,524
Common shares outstanding	46,642,958	46,798,751	46,848,934
Book value per common share	$32.17	$29.64	$31.05
Tangible book value per common share	$26.82	$24.23	$25.69
Total common shareholders' equity to total assets	12.0%	10.8%	11.5%
Tangible common equity to tangible assets	10.2%	8.98%	9.74%
Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders' equity and excludes the impact of goodwill and other intangibles. This measurement is used by management to provide a depiction of our profitability without being impacted by intangible assets, as intangible assets are not directly managed to generate earnings. The most directly comparable financial measure calculated in accordance with GAAP is return on average common shareholders' equity.
The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders' equity and return on average tangible common equity to return on average shareholders' equity:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2024	2023	2024	2023	2023
Return on average tangible common equity
Total average common shareholders' equity	$1,473,281	$1,376,818	$1,467,007	$1,360,108	$1,374,831
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)	(242,561)	(242,561)
Average intangibles, net	(7,525)	(10,913)	(7,912)	(11,385)	(10,472)
Average tangible common equity	$1,223,195	$1,123,344	$1,216,534	$1,106,162	$1,121,798
Net income applicable to FB Financial Corporation	$39,979	$35,299	$67,929	$71,680	$120,224
Return on average common shareholders' equity	10.9%	10.3%	9.31%	10.6%	8.74%
Return on average tangible common equity	13.1%	12.6%	11.2%	13.1%	10.7%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of June 30, 2024, our footprint included 77 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. Our banking services extend to 17 community markets throughout Tennessee and North Georgia. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Our net income increased during the three months ended June 30, 2024 to $40.0 million from $35.3 million for the three months ended June 30, 2023. Diluted earnings per common share were $0.85 and $0.75 for the three months ended June 30, 2024 and 2023, respectively. Our net income represented a ROAA of 1.30% and 1.10% for the three months ended June 30, 2024 and 2023, respectively, and a ROAE of 10.9% and 10.3% for the same periods. Our ROATCE for the three months ended June 30, 2024 and 2023 were 13.1% and 12.6%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended June 30, 2024, our net interest income increased to $102.6 million compared with $101.5 million in the three months ended June 30, 2023. Our net interest margin, on a tax-equivalent basis, increased to 3.57% for the three months ended June 30, 2024 as compared to 3.40% for the three months ended June 30, 2023. The increase in net interest margin was primarily driven by higher interest rates mostly offset by the decreases in our volume of interest-earning assets and interest-bearing liabilities.
Noninterest income for the three months ended June 30, 2024 increased by $1.8 million to $25.6 million, up from $23.8 million for the three months ended June 30, 2023. The increase was primarily due to a $2.1 million cash life insurance benefit during the three months ended June 30, 2024.
Noninterest expense decreased to $75.1 million for the three months ended June 30, 2024, compared with $81.3 million for the three months ended June 30, 2023. The decrease in noninterest expense is due to decreases in salaries, commissions and employee benefits of $5.8 million primarily related to the Company's efficiency and scalability initiatives and updated methodology of deferrals for loan fees and loan origination expenses.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Our net income decreased during the six months ended June 30, 2024 to $67.9 million from $71.7 million for the six months ended June 30, 2023. Diluted earnings per common share were $1.45 and $1.53 for the six months ended June 30, 2024 and 2023, respectively. Our net income represented a ROAA of 1.09% and 1.13% for the six months ended June 30, 2024 and 2023, respectively, and a ROAE of 9.31% and 10.6% for the same periods. Our ROATCE for the six months ended June 30, 2024 and 2023 were 11.2% and 13.1%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the six months ended June 30, 2024, our net interest income decreased to $202.1 million from $205.2 million for the six months ended June 30, 2023. Our net interest margin, on a tax-equivalent basis, increased to 3.49% for the six months ended June 30, 2024 as compared to 3.45% for the six months ended June 30, 2023. The increase in net interest margin was primarily driven by higher interest rates, which impacted both interest-earnings assets and interest-bearing liabilities, partially offset by a decrease in volume of our interest-earnings assets.
Noninterest income for the six months ended June 30, 2024 decreased by $13.6 million to $33.6 million, down from $47.2 million for the six months ended June 30, 2023. The decrease in noninterest income was primarily due to a $16.2 million net loss on investment securities primarily related to the sale of $207.9 million of available-for-sale securities. Refer to the section “Other earnings assets” for additional information on the sale of the available-for sale securities. The decrease was partially offset by a $1.5 million increase in investment services and trust income during the six months ended June 30, 2024.
Noninterest expense decreased to $147.5 million for the six months ended June 30, 2024, compared with $161.7 million for the six months ended June 30, 2023. The decrease in noninterest expense is due to decreases in salaries, commissions and employee benefits of $10.0 million primarily related to the Company's efficiency and scalability initiatives and updated methodology of deferrals for loan fees and loan origination expenses. Additionally, the decrease is reflective of decreases in legal and professional expenses, advertising and franchise tax expense.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Income before taxes from the Banking segment increased for the three months ended June 30, 2024 to $50.2 million, compared to $46.3 million for the three months ended June 30, 2023. Net interest income increased by $1.6 million to $101.5 million during the three months ended June 30, 2024 compared to $99.9 million during the three months ended June 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $2.4 million of provision expense during the three months ended June 30, 2024 compared to a reversal of $1.1 million of provision expense during the three months ended June 30, 2023. Noninterest income increased to $13.5 million in the three months ended June 30, 2024 as compared to $11.5 million in the three months ended June 30, 2023 due to a $2.1 million cash life insurance benefit during the three months ended June 30, 2024. Noninterest expense decreased to $62.3 million for three months ended June 30, 2024 compared to $66.2 million for the three months ended June 30, 2023 due primarily to a decrease in salaries associated with our efficiency and scalability initiatives.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Income before taxes from the Banking segment decreased for the six months ended June 30, 2024 to $82.9 million, compared to $93.1 million for the six months ended June 30, 2023. Net interest income decreased by $2.0 million to $200.2 million during the six months ended June 30, 2024 compared to $202.2 million during the six months ended June 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $3.3 million of provision expense during the six months ended June 30, 2024 compared to a reversal of $0.9 million of provision expense during the six months ended June 30, 2023. Noninterest income decreased to $8.7 million in the six months ended June 30, 2024 as compared to $23.0 million in the six months ended June 30, 2023. This decrease includes a net loss on investment securities of $16.2 million primarily associated with the sale of $207.9 million available-for-sale securities during the six months ended June 30, 2024 compared with a net gain on investment securities of $41 thousand for the six months ended June 30, 2023. Noninterest expense decreased to $122.7 million for six months ended June 30, 2024 compared to $133.0 million for the six months ended June 30, 2023 due to decreases in salaries, legal and professional fees, advertising and franchise tax expense.

Mortgage
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Activity in our Mortgage segment resulted in a pre-tax net contribution of $0.7 million for the three months ended June 30, 2024 compared to a $1.2 million pre-tax net loss for the three months ended June 30, 2023. Net interest income was $1.1 million for the three months ended June 30, 2024 and $1.6 million for the three months ended June 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in a reversal of $0.2 million of provision expense during the three months ended June 30, 2024 compared to $0.1 million of provision expense during the three months ended June 30, 2023. Mortgage banking income decreased $0.3 million to $11.9 million during the three months ended June 30, 2024 compared to $12.2 million for the three months ended June 30, 2023. As noted below, mortgage banking income includes origination fees and realized gains and losses on the sale of mortgage loans, change in fair value of mortgage loans and derivatives, and mortgage loan servicing fees, which includes the net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception of the IRLCs. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale.
The components of mortgage banking income for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$8,934	$7,994
Net change in fair value of loans held for sale and derivatives	(4)	874
Change in fair value on MSRs, net of hedging	(4,336)	(4,222)
Mortgage servicing income	7,316	7,586
Total mortgage banking income	$11,910	$12,232
Interest rate lock commitment volume	$385,197	$402,951
Interest rate lock commitment volume by purpose (%):
Purchase	87.2%	88.8%
Refinance	12.8%	11.2%
Mortgage sales	$315,044	$330,326
Mortgage sale margin	2.84%	2.42%
Closing volume	$337,461	$346,202
Outstanding principal balance of mortgage loans serviced	$10,523,778	$10,961,516
Noninterest expense for the three months ended June 30, 2024 and 2023 was $12.8 million and $15.1 million, respectively. This decrease is reflective of a decrease in salaries associated with our efficiency and scalability initiatives.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Activity in our Mortgage segment resulted in a pre-tax net contribution of $2.2 million for the six months ended June 30, 2024 compared to a $1.9 million pre-tax net loss for the six months ended June 30, 2023. Net interest income was $1.9 million for the six months ended June 30, 2024 compared to $3.0 million for the six months ended June 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in a reversal of $0.3 million of provision expense during the six months ended June 30, 2024 compared to $0.4 million of provision expense during the six months ended June 30, 2023. Mortgage banking income increased $0.2 million to $24.5 million during the six months ended June 30, 2024 compared to $24.3 million for the six months ended June 30, 2023.

The components of mortgage banking income for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$15,392	$16,140
Net change in fair value of loans held for sale and derivatives	1,817	453
Change in fair value on MSRs, net of hedging	(7,377)	(7,629)
Mortgage servicing income	14,663	15,354
Total mortgage banking income	$24,495	$24,318
Interest rate lock commitment volume	$762,363	$777,993
Interest rate lock commitment volume by purpose (%):
Purchase	86.0%	87.6%
Refinance	14.0%	12.4%
Mortgage sales	$558,505	$662,633
Mortgage sale margin	2.76%	2.44%
Closing volume	$595,813	$641,962
Outstanding principal balance of mortgage loans serviced	$10,523,778	$10,961,516
Noninterest expense for the six months ended June 30, 2024 and 2023 was $24.8 million and $28.8 million, respectively. This decrease is reflective of a decrease in salaries associated with our efficiency and scalability initiatives.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2024 and 2023.
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
During the three and six months ended June 30, 2024, the U.S. Treasury yield curve became less inverted as long-term note and bond rates increased at a faster pace than shorter-term note rates. The curve remained inverted as of June 30, 2024, which is in contrast to the more normalized upward sloping U.S. Treasury yield curve exhibited during the three and six months ended June 30, 2023. The Federal Funds Target Rate range was 5.25% - 5.50% as of both June 30, 2024 and December 31, 2023. The target range for the federal funds rate has remained at 5.25% to 5.50% since the Federal Open Market Committee’s July 26, 2023 meeting.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net interest income increased to $103.3 million for the three months ended June 30, 2024 as compared to $102.4 million for the three months ended June 30, 2023. The change in net interest income was driven by a $7.0 million increase in interest income mostly offset by an increase in interest expense of $6.2 million. Further discussion of the changes to interest income and expense are discussed below.

Interest income was $178.1 million for the three months ended June 30, 2024, compared to $171.0 million for the three months ended June 30, 2023, an increase of $7.0 million, which was primarily driven by an increase in yields on loans HFI and taxable investment securities, partially offset by a decrease in average interest-bearing deposits with other financial institutions and loans HFI.
Interest income on loans HFI increased $5.8 million to $154.2 million for the three months ended June 30, 2024 from $148.4 million for the three months ended June 30, 2023 primarily due to higher yields. The yield on loans HFI was 6.70% for the three months ended June 30, 2024, up 36 basis points from the three months ended June 30, 2023.
The components of our loan yield for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024		2023
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan HFI yield components:
Contractual interest rate on loans HFI(1)	$152,037	6.60%	$144,322	6.16%
Origination and other loan fee income	1,291	0.06%	3,907	0.17%
Accretion on purchased loans	161	0.01%	(14)	—%
Nonaccrual interest collections	737	0.03%	200	0.01%
Total loan HFI yield	$154,226	6.70%	$148,415	6.34%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Origination and other loan fees impacted our NIM by 4 basis points and 13 basis points for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to an updated methodology for deferrals.
Interest income on taxable investment securities increased $5.5 million to $12.0 million for the three months ended June 30, 2024 from $6.5 million for the three months ended June 30, 2023 due to the reinvestment of proceeds from the sale of AFS debt securities that were sold during the second half of 2023 and first quarter of 2024 to higher yielding U.S. government agency securities. The yield on taxable investment securities increased 140 basis points to 3.29% for the three months ended June 30, 2024 compared to 1.89% for the three months ended June 30, 2023.
Interest expense was $74.8 million for the three months ended June 30, 2024, an increase of $6.2 million as compared to the three months ended June 30, 2023. The primary driver was an increase in interest expense on interest-bearing deposit accounts stemming from an increase in the rate paid on those balances. Interest expense on money market and customer time deposits increased during the period by $6.8 million and $3.2 million, respectively, from the three months ended June 30, 2023. These increases were most significantly influenced by increases in rates paid on these average balances. The average rate on money market deposits increased 50 basis points to 3.93% for the three months ended June 30, 2024 from 3.43% for the three months ended June 30, 2023. The average rate on customer time deposits increased 100 basis points to 4.00% for the three months ended June 30, 2024 from 3.00% for the three months ended June 30, 2023. Total cost of interest-bearing deposits was 3.52% for the three months ended June 30, 2024 compared to 3.06% for the three months ended June 30, 2023. As interest rates on deposits increase, we tend to experience some movement between deposit types as customers seek higher interest rates and shift from noninterest-bearing deposit accounts to interest-bearing deposit products.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,263,822	$154,226	6.70%	$9,387,284	$148,415	6.34%
Mortgage loans held for sale	80,919	1,380	6.86%	63,407	1,005	6.36%
Commercial loans held for sale	—	—	—%	9,377	3	0.13%
Investment securities:
Taxable	1,464,045	11,966	3.29%	1,374,308	6,480	1.89%
Tax-exempt(2)	193,347	1,580	3.29%	293,739	2,445	3.34%
Total investment securities(2)	1,657,392	13,546	3.29%	1,668,047	8,925	2.15%
Federal funds sold and reverse repurchase agreements	108,097	1,497	5.57%	61,799	1,050	6.81%
Interest-bearing deposits with other financial institutions	488,123	6,641	5.47%	857,862	10,829	5.06%
FHLB stock	33,495	762	9.15%	42,133	796	7.58%
Total interest-earning assets(2)	11,631,848	178,052	6.16%	12,089,909	171,023	5.67%
Noninterest-earning assets:
Cash and due from banks	124,729			118,872
Allowance for credit losses on loans HFI	(151,724)			(138,983)
Other assets (3)(4)	766,591			756,651
Total noninterest-earning assets	739,596			736,540
Total assets	$12,371,444			$12,826,449
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,500,325	$19,074	3.07%	$3,127,219	$23,751	3.05%
Money market deposits	3,779,139	36,887	3.93%	3,516,901	30,053	3.43%
Savings deposits	369,779	64	0.07%	433,530	63	0.06%
Customer time deposits	1,387,956	13,812	4.00%	1,426,320	10,658	3.00%
Brokered and internet time deposits	123,003	1,664	5.44%	56,455	732	5.20%
Time deposits	1,510,959	15,476	4.12%	1,482,775	11,390	3.08%
Total interest-bearing deposits	8,160,202	71,501	3.52%	8,560,425	65,257	3.06%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	24,680	122	1.99%	30,050	97	1.29%
Federal Home Loan Bank advances	—	—	—%	61,264	784	5.13%
Subordinated debt	130,464	1,615	4.98%	127,129	2,496	7.88%
Other borrowings	131,293	1,560	4.78%	1,385	6	1.74%
Total other interest-bearing liabilities	286,437	3,297	4.63%	219,828	3,383	6.17%
Total Interest-bearing liabilities	8,446,639	74,798	3.56%	8,780,253	68,640	3.14%
Noninterest-bearing liabilities:
Demand deposits	2,222,005			2,430,476
Other liabilities(4)	229,426			238,809
Total noninterest-bearing liabilities	2,451,431			2,669,285
Total liabilities	10,898,070			11,449,538
FB Financial Corporation common shareholders' equity	1,473,281			1,376,818
Noncontrolling interest	93			93
Shareholders' equity	1,473,374			1,376,911
Total liabilities and shareholders' equity	$12,371,444			$12,826,449
Net interest income (tax-equivalent basis)(2)		$103,254			$102,383
Interest rate spread (tax-equivalent basis)(2)			2.60%			2.53%
Net interest margin (tax-equivalent basis)(2)(5)			3.57%			3.40%
Cost of total deposits			2.77%			2.38%
Average interest-earning assets to average interest-bearing liabilities			137.7%			137.7%
(1) Average balances of nonaccrual loans and overdrafts are included in average loan balances (before deduction of ACL).
(2) Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-
     equivalent basis. The net taxable-equivalent adjustment amounts included were $0.6 million and $0.8 million the three months ended June 30, 2024 and 2023, respectively.
(3) Includes average net unrealized losses on investment securities available for sale of $198.1 million and $212.0 million for the three months ended June 30, 2024 and 2023, respectively.
(4) Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $20.8 million and $20.0 million for the three months ended June 30, 2024 and 2023, respectively.
(5) The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended June 30, 2024 and 2023. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 due to changes in
(dollars in thousands)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$(2,055)	$7,866	$5,811
Loans held for sale - mortgage	299	76	375
Loans held for sale - commercial	(3)	—	(3)
Investment securities:
Taxable	733	4,753	5,486
Tax Exempt(2)	(820)	(45)	(865)
Federal funds sold and reverse repurchase agreements	641	(194)	447
Interest-bearing deposits with other financial institutions	(5,030)	842	(4,188)
FHLB stock	(197)	163	(34)
Total interest income(2)	(6,432)	13,461	7,029
Interest-bearing liabilities:
Interest-bearing checking	(4,782)	105	(4,677)
Money market deposits	2,560	4,274	6,834
Savings deposits	(11)	12	1
Customer time deposits	(382)	3,536	3,154
Brokered and internet time deposits	900	32	932
Securities sold under agreements to repurchase and federal funds purchased	(27)	52	25
Federal Home Loan Bank advances	(784)	—	(784)
Subordinated debt	41	(922)	(881)
Other borrowings	1,544	10	1,554
Total interest expense	(941)	7,099	6,158
Change in net interest income(2)	$(5,491)	$6,362	$871
  (1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
 (2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.6 million and $0.8 million the three months ended June 30, 2024 and 2023, respectively.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Net interest income decreased $3.4 million to $203.5 million for the six months ended June 30, 2024 as compared to $206.9 million for the six months ended June 30, 2023. The change in net interest income was driven by an increase in interest income of $23.6 million, driven largely by an increase in yields on average earning assets, more than offset by an increase in interest expense of $27.0 million, stemming from an increase in the rates on the average interest-bearing liabilities. Interest income was $354.9 million for the six months ended June 30, 2024 compared to $331.3 million for the six months ended June 30, 2023. This increase was primarily driven by increases in yields on loans HFI and taxable investment securities, partially offset by a decrease in average interest-bearing deposits with other financial institutions. Total interest income represents an increase in yield on interest-earning assets to 6.09% for the six months ended June 30, 2024 compared with 5.53% for the six months ended June 30, 2023.
Interest income on loans HFI increased $21.3 million to $309.2 million for the six months ended June 30, 2024 from $287.9 million for the six months ended June 30, 2023 due primarily to increasing yields. The average yield on loans HFI increased by 47 basis points period-over-period to 6.67% for the six months ended June 30, 2024 from 6.20% for the six months ended June 30, 2023.
The components of our loan yield for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024		2023
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$304,912	6.58%	$280,194	6.03%
Origination and other loan fee income	2,727	0.06%	7,008	0.15%
Accretion on purchased loans	548	0.01%	305	0.01%
Nonaccrual interest collections	995	0.02%	375	0.01%
Total loans HFI yield	$309,182	6.67%	$287,882	6.20%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Origination and other loan fees impacted our NIM by 5 basis points and 12 basis points for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to an updated methodology for deferrals.
Interest income on taxable investment securities increased $8.0 million to $21.1 million for the six months ended June 30, 2024 from $13.1 million for the six months ended June 30, 2023 due to the reinvestment of proceeds from the sale of AFS debt securities that were sold during the second half of 2023 and first quarter of 2024 to higher yielding U.S. government agency securities. The yield on taxable investment securities increased 106 basis points to 2.96% for the six months ended June 30, 2024 compared to 1.90% for the six months ended June 30, 2023.
Interest income on interest-bearing deposits with other financial institutions decreased to $13.7 million for the six months ended June 30, 2024 from $18.8 million for the six months ended June 30, 2023 due to a decrease in volume of interest-bearing deposits with other financial institutions partially offset by higher yields. The average balance of interest-bearing deposits with other financial institutions decreased $284.3 million to $509.3 million for the six months ended June 30, 2024 from $793.6 million for the six months ended June 30, 2023. The yield on interest-bearing deposits with other financial institutions increased 62 basis points to 5.41% for the six months ended June 30, 2024 compared to 4.79% for the six months ended June 30, 2023.
Interest expense was $151.4 million for the six months ended June 30, 2024, an increase of $27.0 million as compared to $124.5 million for the six months ended June 30, 2023. The increase was largely attributed to a rise in the rate paid on interest-bearing deposit accounts, most notably, on money market and customer time deposit products. Interest expense on money market deposits increased $19.9 million to $74.5 million for the six months ended June 30, 2024 compared to $54.6 million for the six months ended June 30, 2023. Interest expense on customer time deposits increased $8.1 million to $27.9 million for the six months ended June 30, 2024 from $19.9 million for the six months ended June 30, 2023. The average rate on money market deposits increased 74 basis points to 3.93% for the six months ended June 30, 2024 from 3.19% for the six months ended June 30, 2023. The average rate on customer time deposits increased 118 basis points to 3.95% for the six months ended June 30, 2024 from 2.77% for the six months ended June 30, 2023. Total cost of interest-bearing deposits was 3.51% for the six months ended June 30, 2024 compared to 2.80% for the six months ended June 30, 2023.
The average balance of other borrowings increased $129.8 million to $131.3 million for the six months ended June 30, 2024 compared to $1.5 million for the six months ended June 30, 2023. As a result, interest expense on other borrowings increased to $3.1 million for the six months ended June 30, 2024 compared to $16 thousand for the six months ended June 30, 2023. The yield on other borrowings increased 271 basis points to 4.81% for the six months ended June 30, 2024 compared to 2.10% for the six months ended June 30, 2023. The increase is due primarily of borrowings from the Bank Term Funding Program. Refer to the section “Borrowings” for additional information on the BTFP.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,325,308	$309,182	6.67%	$9,367,108	$287,882	6.20%
Mortgage loans held for sale	64,742	2,231	6.93%	59,826	1,932	6.51%
Commercial loans held for sale	—	—	—%	12,973	162	2.52%
Investment securities:
Taxable	1,431,641	21,071	2.96%	1,388,380	13,050	1.90%
Tax-exempt (2)	217,363	3,530	3.27%	294,193	4,885	3.35%
Total investment securities (2)	1,649,004	24,601	3.00%	1,682,573	17,935	2.15%
Federal funds sold and reverse repurchase agreements	131,738	3,623	5.53%	124,557	2,905	4.70%
Interest-bearing deposits with other financial institutions	509,256	13,707	5.41%	793,576	18,837	4.79%
FHLB stock	33,773	1,545	9.20%	44,600	1,683	7.61%
Total interest-earning assets (2)	11,713,821	354,889	6.09%	12,085,213	331,336	5.53%
Noninterest-earning assets:
Cash and due from banks	146,230			136,474
Allowance for credit losses on loans HFI	(151,164)			(136,904)
Other assets (3)(4)	771,872			759,352
Total noninterest-earning assets	766,938			758,922
Total assets	$12,480,759			$12,844,135
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,519,705	$38,090	3.04%	$3,146,034	$42,811	2.74%
Money market deposits	3,814,109	74,457	3.93%	3,443,833	54,563	3.19%
Savings deposits	373,871	126	0.07%	445,709	127	0.06%
Customer time deposits	1,422,666	27,936	3.95%	1,449,144	19,879	2.77%
Brokered and internet time deposits	131,648	3,517	5.37%	29,182	740	5.11%
Time deposits	1,554,314	31,453	4.07%	1,478,326	20,619	2.81%
Total interest-bearing deposits	8,261,999	144,126	3.51%	8,513,902	118,120	2.80%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	24,449	271	2.23%	28,603	143	1.01%
Federal Home Loan Bank advances	—	—	—%	51,381	1,283	5.04%
Subordinated debt	130,091	3,901	6.03%	126,648	4,898	7.80%
Other borrowings	131,305	3,138	4.81%	1,536	16	2.10%
Total other interest-bearing liabilities	285,845	7,310	5.14%	208,168	6,340	6.14%
Total interest-bearing liabilities	8,547,844	151,436	3.56%	8,722,070	124,460	2.88%
Noninterest-bearing liabilities:
Demand deposits	2,224,590			2,509,179
Other liabilities(4)	241,225			252,685
Total noninterest-bearing liabilities	2,465,815			2,761,864
Total liabilities	11,013,659			11,483,934
FB Financial Corporation common shareholders' equity	1,467,007			1,360,108
Noncontrolling interest	93			93
Shareholders' equity	1,467,100			1,360,201
Total liabilities and shareholders' equity	$12,480,759			$12,844,135
Net interest income (tax-equivalent basis)(2)		$203,453			$206,876
Interest rate spread (tax-equivalent basis)(2)			2.53%			2.65%
Net interest margin (tax-equivalent basis) (2)(5)			3.49%			3.45%
Cost of total deposits			2.76%			2.16%
Average interest-earning assets to average interest-bearing liabilities			137.0%			138.6%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $1.3 million and $1.7 million for six months ended June 30, 2024 and 2023, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $196.1 million and $217.4 million for the six months ended June 30, 2024 and 2023, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $20.8 million and $21.7 million for the six months ended June 30, 2024 and 2023, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the six months ended June 30, 2024 and 2023. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Six months ended June 30, 2024 compared to six months ended June 30, 2023 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$(1,386)	$22,686	$21,300
Loans held for sale - mortgage	169	130	299
Loans held for sale - commercial	(162)	—	(162)
Investment securities:
Taxable	637	7,384	8,021
Tax-exempt(2)	(1,248)	(107)	(1,355)
Federal funds sold and reverse repurchase agreements	197	521	718
Interest-bearing deposits with other financial institutions	(7,653)	2,523	(5,130)
FHLB stock	(495)	357	(138)
Total interest income(2)	(9,941)	33,494	23,553
Interest-bearing liabilities:
Interest-bearing checking deposits	(9,468)	4,747	(4,721)
Money market deposits	7,228	12,666	19,894
Savings deposits	(24)	23	(1)
Customer time deposits	(520)	8,577	8,057
Brokered and internet time deposits	2,737	40	2,777
Securities sold under agreements to repurchase and federal funds purchased	(46)	174	128
Federal Home Loan Bank advances	(1,283)	—	(1,283)
Subordinated debt	103	(1,100)	(997)
Other borrowings	3,101	21	3,122
Total interest expense	1,828	25,148	26,976
Change in net interest income(2)	$(11,769)	$8,346	$(3,423)
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $1.3 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.

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
Our allowance for credit losses calculation as of June 30, 2024 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included qualitative adjustments for projected slower GDP growth over the next two to three years and expected elevated unemployment levels. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due to geopolitical turmoil and its impact on the U.S. economy. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
We recognized a provision for credit losses on loans HFI of $3.9 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively. The increase in our provision for credit losses on loans HFI during the three months ended June 30, 2024 was primarily due to increases in specific reserves for individually evaluated relationships offset by reductions in reserves for construction loans. The reduction for construction loans is primarily due to reduction in balances outstanding for the portfolio. For the three months ended June 30, 2023, the decrease in the provision for credit losses on loans HFI was driven by slowed loan growth in our loans HFI combined with the economic variables signaling a possible recession in our forward-looking model.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a reversal of provision for credit losses on unfunded commitments of $1.7 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively. The reversal is due to a $37.6 million decrease in our unfunded commitments during the three months ended June 30, 2024, including a $73.8 million decrease in our construction portfolio.
During the three months ended June 30, 2024 and 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on available-for-sale debt securities during the three months ended June 30, 2024 or 2023.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
We recognized a provision for credit losses on loans HFI for the six months ended June 30, 2024 and 2023 of $5.8 million and $7.6 million, respectively. The current period provision on loans HFI resulted from management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach and was impacted by projected deterioration in the CRE portfolio which was adjusted qualitatively. For the six months ended June 30, 2023, the increase in the provision for credit losses on loans HFI was driven by an increase in loans HFI outstanding period-over-period and the increased possibility of a future recession and inflationary pressures.
We recorded a reversal of provision for credit losses on unfunded commitments of $2.8 million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively. The reversal of provision for credit losses on unfunded commitments for the six months ended June 30, 2024 and 2023 is primarily due to management's concentrated effort to reduce unfunded loan commitments during the periods indicated including a $209.1 million and a $496.0 million decrease in our construction category as these projects moved to permanent financing for the six months ended June 30, 2024 and 2023, respectively. As such, this resulted in a $2.7 million and $8.1 million decrease in required ACL related to the unfunded commitments in our construction portfolio for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024 and 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the six months ended June 30, 2024 or 2023.

Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Mortgage banking income	$11,910	$12,232	$24,495	$24,318
Investment services and trust income	3,387	2,777	6,617	5,155
Service charges on deposit accounts	3,167	3,185	6,308	6,238
ATM and interchange fees	2,814	2,629	5,758	5,025
(Loss) gain from investment securities, net	—	(28)	(16,213)	41
(Loss) gain on sales or write-downs of other real estate owned and other assets	(281)	533	284	350
Other income	4,611	2,485	6,321	6,035
Total noninterest income	$25,608	$23,813	$33,570	$47,162
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Noninterest income amounted to $25.6 million for the three months ended June 30, 2024, an increase of $1.8 million, or 8%, as compared to $23.8 million for the three months ended June 30, 2023. Changes in selected components of noninterest income in the above table are discussed below.
Other income increased $2.1 million to $4.6 million during the three months ended June 30, 2024 as compared to $2.5 million during the three months ended June 30, 2023. This increase is primarily related to a $2.1 million cash life insurance benefit during the three months ended June 30, 2024.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Noninterest income amounted to $33.6 million for the six months ended June 30, 2024, a decrease of $13.6 million, or 29%, as compared to $47.2 million for the six months ended June 30, 2023. Changes in selected components of noninterest income in the above table are discussed below.
Investment services and trust income increased $1.5 million during the six months ended June 30, 2024 to $6.6 million as compared to $5.2 million during the six months ended June 30, 2023. The increase is primarily attributable to fees earned from higher assets under management stemming from market value improvement and existing account growth, as well as customer acquisition efforts through a mix of financial advisors joining the Company bringing new business and the addition of new accounts by the financial advisors already at the Company.
Net loss from investment securities was $16.2 million for the six months ended June 30, 2024 compared to a net gain of $41 thousand for the six months ended June 30, 2023. The net loss from investment securities during the six months ended June 30, 2024 is the result of management's election to sell $207.9 million of AFS debt securities to reinvest the proceeds into higher yielding AFS securities. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.

Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Salaries, commissions and employee benefits	$46,225	$52,020	$90,843	$100,808
Occupancy and equipment expense	6,328	6,281	12,942	12,190
Data processing	2,286	2,345	4,694	4,458
Legal and professional fees	1,979	2,199	3,898	5,307
Advertising	1,859	2,001	3,030	4,134
Amortization of core deposit and other intangibles	752	940	1,541	1,930
Other expense	15,664	15,506	30,565	32,905
Total noninterest expense	$75,093	$81,292	$147,513	$161,732
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Noninterest expense decreased by $6.2 million during the three months ended June 30, 2024 to $75.1 million as compared to $81.3 million in the three months ended June 30, 2023. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense is the largest component of noninterest expenses representing 62% and 64% of total noninterest expense in the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, salaries and employee benefits expense decreased $5.8 million, or 11%, to $46.2 million as compared to $52.0 million for the three months ended June 30, 2023. This change was attributable to a decrease stemming from the Company's efficiency and scalability initiatives, as well as a $2.9 million decrease from the Company applying an updated deferral methodology for loan fees and loan origination expenses.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Noninterest expense decreased by $14.2 million during the six months ended June 30, 2024 to $147.5 million as compared to $161.7 million in the six months ended June 30, 2023. Changes in selected components of noninterest expense in the above table are discussed below.
Salaries, commissions and employee benefits expense was the largest component of noninterest expense representing 62% of total noninterest expense for both the six months ended June 30, 2024 and 2023. For the six months ended June 30, 2024, salaries, commissions and employee benefits expense decreased $10.0 million, or 10%, to $90.8 million as compared to $100.8 million for the six months ended June 30, 2023. This change was attributable to a decrease stemming from the Company's efficiency and scalability initiatives, as well as a $5.0 million decrease from the Company applying an updated deferral methodology for loan fees and loan origination expenses.
Legal and professional expense decreased by $1.4 million during the six months ended June 30, 2024 to $3.9 million as compared to $5.3 million during the six months ended June 30, 2023. The decrease was primarily driven by the completion of internal projects in the prior year.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development, and public relations. During the six months ended June 30, 2024, advertising expense decreased $1.1 million to $3.0 million compared to $4.1 million during the six months ended June 30, 2023. This decrease is primarily attributable to marketing rebate activity with partners earned through higher transaction volumes during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $2.3 million during the six months ended June 30, 2024 to $30.6 million compared to $32.9 million during the six months ended June 30, 2023. The decrease was primarily related to a $2.6 million decrease in franchise tax expense which was partially offset by $0.5 million expense related to the FDIC special assessment.

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
Our efficiency ratio was 58.6% and 62.6% for the three and six months ended June 30, 2024, respectively, and 64.8% and 64.1% for the three and six months ended June 30, 2023, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 58.3% and 58.2% for the three and six months ended June 30, 2024, respectively, and 63.5% for both the three and six months ended June 30, 2023. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $10.9 million and $9.8 million for the three months ended June 30, 2024 and 2023, respectively, and $17.2 million and $19.5 million for the six months ended June 30, 2024 and 2023, respectively. This represents effective tax rates of 21.4% and 21.8% for the three months ended June 30, 2024 and 2023, respectively, and 20.2% and 21.4% for the six months ended June 30, 2024 and 2023, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible, reduced for non-taxable income and deductions for equity-based compensation upon vesting of restricted stock units. Refer to Note 7 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the Company's income tax expense and effective tax rates.
Financial condition
The following discussion of our financial condition compares balances as of June 30, 2024 and December 31, 2023.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	June 30,			December 31,
	2024				2023
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$2,900,320	$1,614,307	17%	$2,982,967	$1,720,733	18%
Construction	1,716,936	1,200,123	13%	2,123,177	1,397,313	15%
Residential real estate:
1-to-4 family mortgage	1,589,626	1,584,029	17%	1,569,525	1,568,552	17%
Residential line of credit	1,281,308	559,359	6%	1,231,038	530,912	6%
Multi-family mortgage	609,565	597,039	6%	627,387	603,804	6%
Commercial real estate:
Owner-occupied	1,352,203	1,274,705	14%	1,305,503	1,232,071	13%
Non-owner occupied	2,108,280	2,035,102	22%	2,026,491	1,943,525	21%
Consumer and other	473,992	444,889	5%	437,382	411,873	4%
Total loans	$12,032,230	$9,309,553	100%	$12,303,470	$9,408,783	100%

Our loans HFI portfolio is our most significant earning asset, comprising 74.3% and 74.6% of our total assets at June 30, 2024 and December 31, 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve, but we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of June 30, 2024 and December 31, 2023, loans held for investment included approximately $237.9 million and $254.6 million, respectively, related to participated loans. We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended June 30, 2024 and 2023, we sold $9.0 million and $11.9 million in loan participations, respectively. During the six months ended June 30, 2024 and 2023, we sold $17.0 million and $16.3 million in loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of June 30, 2024 and December 31, 2023, there were no concentrations of loans exceeding 10% of total loans other than our exposure to Tennessee, Alabama and the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.
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
The table below shows concentration ratios for the Bank and Company as of June 30, 2024 and December 31, 2023.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
June 30, 2024
Construction	77.5%	75.7%
Commercial real estate	248.5%	243.0%
December 31, 2023
Construction	93.3%	91.2%
Commercial real estate	265.1%	259.0%

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

	June 30, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial
Real estate rental and leasing	$511,219	$290,363	$153
Construction	406,679	117,142	4,800
Finance and insurance	405,920	302,140	—
Manufacturing	257,011	175,794	4,479
Professional, scientific and technical services	183,483	92,738	2,372
Educational services	164,847	31,023	—
Wholesale trade	158,989	92,144	151
Information	153,101	85,021	—
Retail trade	111,912	72,626	7,496
Other services (except public administration)	107,881	68,198	17
Administrative and support and waste management and remediation services	92,342	59,985	2,308
Transportation and warehousing	88,199	75,903	121
Health care and social assistance	87,019	54,981	543
Arts, entertainment and recreation	39,588	31,233	—
Accommodation and food services	29,001	22,868	50
Agriculture, forestry, fishing and hunting	21,017	14,385	363
Other	82,112	27,763	9
Total	$2,900,320	$1,614,307	$22,862

Commercial real estate owner-occupied
Real estate rental and leasing	$227,994	$215,616	$—
Other services (except public administration)	197,708	193,446	3,869
Retail trade	160,866	156,367	—
Manufacturing	129,113	126,053	67
Health care and social assistance	128,983	126,615	231
Accommodation and food services	105,562	104,952	—
Construction	69,779	61,959	—
Wholesale trade	69,282	66,209	—
Transportation and warehousing	62,743	35,069	—
Professional, scientific and technical services	41,377	39,435	—
Arts, entertainment and recreation	35,700	34,023	—
Agriculture, forestry, fishing and hunting	28,748	26,946	888
Educational services	24,420	22,202	—
Finance and insurance	17,638	17,220	2,668
Management of companies and enterprises	17,514	15,644	—
Information	14,129	14,065	883
Other	20,647	18,884	557
Total	$1,352,203	$1,274,705	$9,163

Additionally, we track our lending exposure of non-owner occupied commercial real estate and construction by collateral property type to determine potential risks associated with collateral types, and if any risk issues could lead to additional credit loss exposure.
The following table provides a summary of our non-owner occupied commercial real estate and construction loan portfolios by collateral property type:

	June 30, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$515,068	$501,640	$355
Office	369,551	355,076	28
Warehouse and industrial	324,693	298,425	—
Hotel	314,842	313,224	2,764
Self-storage	138,493	132,619	—
Land-mobile home park	120,644	115,845	—
Assisted living and special care facilities	103,701	103,283	—
Healthcare facility	82,989	82,604	—
Restaurants, bars and event venues	34,934	33,069	—
Recreation, sports and entertainment	31,212	31,212	—
Other	72,153	68,105	—
Total	$2,108,280	$2,035,102	$3,147

Construction
Consumer:
Construction	$180,460	$128,730	$3,143
Land	42,598	38,207	—
Commercial:
Multi-family	314,996	177,031	—
Land	269,557	238,734	1,653
Recreation, sports and entertainment	18,252	4,169	—
Convenience store and gas station	17,761	14,095	—
Retail	15,907	10,628	—
Office	15,781	14,567	—
Self-storage	13,394	6,235	—
Car wash	3,975	3,975	—
Other	25,836	7,108	—
Residential Development:
Construction	650,916	435,362	1,100
Land	113,708	87,487	—
Lots	33,795	33,795	—
Total	$1,716,936	$1,200,123	$5,896

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of June 30, 2024. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	June 30, 2024
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$724,149	$775,853	$113,544	$761	$1,614,307
Construction	786,669	366,184	46,587	683	1,200,123
Residential real estate:
1-to-4 family mortgage	87,273	434,646	224,583	837,527	1,584,029
Residential line of credit	54,482	94,740	409,974	163	559,359
Multi-family mortgage	24,870	420,997	122,382	28,790	597,039
Commercial real estate:
Owner-occupied	134,404	759,387	363,762	17,152	1,274,705
Non-owner occupied	182,306	1,137,252	701,586	13,958	2,035,102
Consumer and other	11,730	75,584	78,036	279,539	444,889
Total ($)	$2,005,883	$4,064,643	$2,060,454	$1,178,573	$9,309,553
Total (%)	21.5%	43.7%	22.1%	12.7%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of June 30, 2024.

	June 30, 2024
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$394,331	$495,827	$890,158
Construction	114,703	298,751	413,454
Residential real estate:
1-to-4 family mortgage	1,124,290	372,466	1,496,756
Residential line of credit	2,823	502,054	504,877
Multi-family mortgage	304,388	267,781	572,169
Commercial real estate:
Owner-occupied	796,384	343,917	1,140,301
Non-owner occupied	991,481	861,315	1,852,796
Consumer and other	406,547	26,612	433,159
Total ($)	$4,134,947	$3,168,723	$7,303,670
Total (%)	56.6%	43.4%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2024.

	June 30, 2024
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$541,225	$1,464,658	$2,005,883
One to five years	2,310,664	1,753,979	4,064,643
Five to fifteen years	996,489	1,063,965	2,060,454
Over fifteen years	827,794	350,779	1,178,573
Total ($)	$4,676,172	$4,633,381	$9,309,553
Total (%)	50.2%	49.8%	100.0%

Of the loans shown above with floating interest rates as of June 30, 2024, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$171	24	$—	—	$—	—	$—	—	$171	24
26-50 bps	3,628	50	—	—	399	29	133	29	4,160	47
51-75 bps	5,275	75	8,741	70	—	—	—	—	14,016	72
76-100 bps	12,078	100	14,763	83	7,509	95	—	—	34,350	92
101-200 bps	40,824	160	98,557	157	17,143	152	14,364	155	170,888	157
201-300 bps	116,643	268	167,190	255	88,198	248	13,462	262	385,493	258
301-400 bps	159,737	372	184,843	364	190,176	347	29,215	353	563,971	360
401-500 bps	528,336	458	281,746	463	343,033	471	45,110	464	1,198,225	463
501-600 bps	240,523	532	348,248	530	229,683	537	212,679	538	1,031,133	534
601 bps and above	533	688	21,912	745	17,075	695	3,624	755	43,144	725
Total loans with current rates above floors	$1,107,748	424	$1,126,000	407	$893,216	435	$318,587	484	$3,445,551	427
Loans at interest rate floors providing support:
1-25 bps	$—	—	$678	21	$—	—	$—	—	$678	21
26-50 bps	—	—	414	46	—	—	—	—	414	46
51-75 bps	398	75	297	70	—	—	—	—	695	73
76-100 bps	—	—	34	86	—	—	—	—	34	86
Total loans at interest rate floors providing support	$398	75	$1,423	40	$—	—	$—	—	$1,821	48
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of June 30, 2024 and December 31, 2023, we had $101.5 million and $86.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.2 million for both the three months ended June 30, 2024 and 2023. Accrued interest receivable written off as an adjustment to interest income amounted to $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.7 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

Nonperforming loans HFI increased by $12.3 million to $73.2 million as of June 30, 2024 compared to $60.9 million as of December 31, 2023. The increase in nonperforming loans primarily occurred in our commercial real estate owner-occupied and construction portfolios.
As of June 30, 2024 and December 31, 2023, we had $22.4 million and $21.2 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of both June 30, 2024 and December 31, 2023, other real estate owned included $0.1 million of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $1.7 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	June 30,		December 31,
(dollars in thousands)	2024	2023	2023
Loan Type:
Commercial and industrial	$22,862	$2,163	$21,730
Construction	5,896	2,760	3,037
Residential real estate:
1-to-4 family mortgage	18,330	17,927	16,073
Residential line of credit	1,973	1,187	2,473
Multi-family mortgage	29	37	32
Commercial real estate:
Owner-occupied	9,163	5,803	3,188
Non-owner occupied	3,147	5,554	3,351
Consumer and other	11,823	8,701	11,039
Total nonperforming loans HFI	$73,223	$44,132	$60,923
Commercial loans held for sale	—	9,267	—
Mortgage loans held for sale(1)	22,354	20,225	21,229
Other real estate owned	4,173	1,974	3,192
Other repossessed assets	1,720	883	1,139
Total nonperforming assets	$101,470	$76,481	$86,483
Nonperforming loans HFI as a percentage of total loans HFI	0.79%	0.47%	0.65%
Nonperforming assets as a percentage of total assets	0.81%	0.59%	0.69%
Nonaccrual loans HFI as a percentage of loans HFI	0.60%	0.34%	0.51%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of June 30, 2024 and December 31, 2023. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $56.2 million at June 30, 2024 as compared to $47.0 million at December 31, 2023. The increase from December 31, 2023 to June 30, 2024 primarily occurred within our construction and consumer and other portfolios.

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
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	June 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$22,530	1.40%	$19,599	1.14%
Construction	34,170	2.85%	35,372	2.53%
Residential real estate:
1-to-4 family mortgage	25,631	1.62%	26,505	1.69%
Residential line of credit	10,097	1.81%	9,468	1.78%
Multi-family mortgage	8,810	1.48%	8,842	1.46%
Commercial real estate:
Owner-occupied	11,312	0.89%	10,653	0.86%
Non-owner occupied	24,543	1.21%	22,965	1.18%
Consumer and other	17,962	4.04%	16,922	4.11%
Total allowance for credit losses on loans HFI	$155,055	1.67%	$150,326	1.60%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2024	2023	2024	2023	2023
Allowance for credit losses on loans HFI at beginning of period	$151,667	$138,809	$150,326	$134,192	$134,192
Charge-offs:
Commercial and industrial	(26)	(11)	(69)	(57)	(462)
Construction	—	—	(92)	—	—
Residential real estate:
1-to-4 family mortgage	(293)	(16)	(293)	(32)	(46)
Residential line of credit	—	—	(20)	—	—
Commercial real estate:
Owner-occupied	—	(144)	—	(144)	(144)
Consumer and other	(594)	(721)	(1,366)	(1,426)	(2,851)
Total charge-offs	$(913)	$(892)	$(1,840)	$(1,659)	$(3,503)
Recoveries:
Commercial and industrial	$20	$13	$34	$80	$273
Construction	—	10	—	10	10
Residential real estate:
1-to-4 family mortgage	10	25	66	40	100
Residential line of credit	—	—	—	—	1
Commercial real estate:
Owner-occupied	188	16	228	82	109
Non-owner occupied	—	—	—	—	1,833
Consumer and other	143	108	449	347	573
Total recoveries	$361	$172	$777	$559	$2,899
Net charge-offs	(552)	(720)	(1,063)	(1,100)	(604)
Provision for credit losses on loans HFI	3,940	2,575	5,792	7,572	16,738
Allowance for credit losses on loans HFI at the end of period	$155,055	$140,664	$155,055	$140,664	$150,326
Ratio of annualized net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.03)%	(0.02)%	(0.02)%	(0.01)%
Allowance for credit losses on loans HFI as a percentage of loans	1.67%	1.51%	1.67%	1.51%	1.60%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	276.1%	441.2%	276.1%	441.2%	311.7%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	211.8%	318.7%	211.8%	318.7%	246.7%

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three months ended June 30, 2024
Commercial and industrial	$5,264	$(6)	$1,615,210	—%
Construction	(3,138)	—	1,231,476	—%
Residential real estate:
1-to-4 family mortgage	(214)	(283)	1,578,939	(0.07)%
Residential line of credit	179	—	553,711	—%
Multi-family mortgage	(163)	—	613,219	—%
Commercial real estate:
Owner-occupied	375	188	1,241,264	0.06%
Non-owner occupied	594	—	1,997,018	—%
Consumer and other	1,043	(451)	432,985	(0.42)%
Total	$3,940	$(552)	$9,263,822	(0.02)%
Three months ended June 30, 2023
Commercial and industrial	$192	$2	$1,692,181	—%
Construction	(1,115)	10	1,688,401	—%
Residential real estate:
1-to-4 family mortgage	185	9	1,555,754	—%
Residential line of credit	151	—	505,134	—%
Multi-family mortgage	209	—	506,342	—%
Commercial real estate:
Owner-occupied	643	(128)	1,147,722	(0.04)%
Non-owner occupied	1,009	—	1,920,016	—%
Consumer and other	1,301	(613)	371,734	(0.66)%
Total	$2,575	$(720)	$9,387,284	(0.03)%
Six Months Ended June 30, 2024
Commercial and industrial	$2,966	$(35)	$1,648,165	—%
Construction	(1,110)	(92)	1,274,163	(0.01)%
Residential real estate:
1-to-4 family mortgage	(647)	(227)	1,580,443	(0.03)%
Residential line of credit	649	(20)	543,727	(0.01)%
Multi-family mortgage	(32)	—	610,185	—%
Commercial real estate:
Owner-occupied	431	228	1,248,862	0.04%
Non-owner occupied	1,578	—	1,993,899	—%
Consumer and other	1,957	(917)	425,864	(0.43)%
Total	$5,792	$(1,063)	$9,325,308	(0.02)%
Six Months Ended June 30, 2023
Commercial and industrial	$182	$23	$1,677,865	—%
Construction	102	10	1,688,177	—%
Residential real estate:
1-to-4 family mortgage	1,258	8	1,561,368	—%
Residential line of credit	1,691	—	501,297	—%
Multi-family mortgage	338	—	497,654	—%
Commercial real estate:
Owner-occupied	746	(62)	1,137,610	(0.01)%
Non-owner occupied	961	—	1,935,222	—%
Consumer and other	2,294	(1,079)	367,915	(0.59)%
Total	$7,572	$(1,100)	$9,367,108	(0.02)%

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2023
Commercial and industrial	$8,682	$(189)	$1,678,832	(0.01)%
Construction	(4,446)	10	1,594,317	—%
Residential real estate:
1-to-4 family mortgage	310	54	1,558,477	—%
Residential line of credit	1,973	1	507,884	—%
Multi-family mortgage	2,352	—	519,554	—%
Commercial real estate:
Owner occupied	2,905	(35)	1,169,680	—%
Non-owner occupied	(784)	1,833	1,925,759	0.10%
Consumer and other	5,746	(2,278)	381,474	(0.60)%
Total	$16,738	$(604)	$9,335,977	(0.01)%
The ACL on loans HFI was $155.1 million and $150.3 million and represented 1.67% and 1.60% of loans HFI as of June 30, 2024 and December 31, 2023, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 3, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
For the three months ended June 30, 2024, we experienced net charge-offs of $0.6 million, or 0.02% of average loans HFI, compared to net charge-offs of $0.7 million, or 0.03% for the three months ended June 30, 2023. For the both six months ended June 30, 2024 and 2023, we experienced net charge-offs of $1.1 million, or 0.02% of average loans HFI. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 14 basis points to 0.79% as of June 30, 2024 compared to December 31, 2023.
As a ratio of ACL to loans HFI by loan type, our construction portfolio incurred the largest increases period-over-period. Our construction portfolio is heavily reliant on the strength of the economy; and therefore, it is adversely affected by inflation and high interest rates.
We also maintain an allowance for credit losses on unfunded commitments, which decreased to $6.0 million as of June 30, 2024 from $8.8 million as of December 31, 2023 due to an 11.9% annualized or $172.0 million decrease in unfunded loan commitments during the period. Notably, there was a $209.1 million decrease in unfunded loan commitments in our construction loan category pipeline which resulted in a $2.7 million decrease in required ACL related to unfunded commitments. Our unfunded commitments in our construction loan category decreased as a result of management's concentrated effort to reduce commitments in specific categories judged to be inherently higher risk considering the current and projected economic conditions.
Loans held for sale
Mortgage loans held for sale consisted of $84.5 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $22.4 million of GNMA optional repurchase loans. This compares to $46.6 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $21.2 million of GNMA optional repurchase loans as of December 31, 2023.
Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $10.47 billion and $10.55 billion as of June 30, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits at June 30, 2024 and December 31, 2023 were $2.19 billion and $2.22 billion, respectively, while interest-bearing deposits were $8.28 billion and $8.33 billion at June 30, 2024 and December 31, 2023, respectively.
The decrease in noninterest-bearing deposits of $31.2 million from December 31, 2023 to June 30, 2024 is attributable to migration to interest-yielding products such as interest-bearing checking deposits, which increased by $124.1 million from December 31, 2023. The effect of the migration to interest-yielding products was slightly netted by an increase in our mortgage escrow deposits. These deposits which are included in noninterest-bearing deposits increased to $107.8 million as of June 30, 2024 from $63.6 million as of December 31, 2023. In addition to customers gaining additional yield with interest-bearing checking deposits from noninterest-bearing deposits, the increase in interest-bearing checking deposits was also driven by customer reallocating funds to gain additional liquidity from money market funds. Money market and savings deposits decreased by $46.9 million from December 31, 2023.
Our deposits from municipal and governmental entities, also known as public funds, decreased by $75.8 million during the period. The decrease in public funds was due to management's decision to not renew certain maturing public deposits due to rising costs of these deposits.
Customer time deposits decreased by $125.9 million from December 31, 2023 which was largely driven by three large depositor relationship customers shifting deposits away from the bank for higher yields; however, each of the customers still maintain a relationship with us.
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
As a result of the rising interest rate environment and the shift in our deposit composition, we have experienced an increase in our cost of interest-bearing deposits and a decrease in our total deposits. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management's discussion and analysis under the subheading “Results of operations” discussion.
The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	June 30,			December 31,
	2024			2023
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,187,185	21%	—%	$2,218,382	21%	—%
Interest-bearing demand	2,628,554	25%	3.04%	2,504,421	24%	2.86%
Money market	3,796,058	36%	3.93%	3,819,814	36%	3.53%
Savings deposits	361,910	4%	0.07%	385,037	4%	0.06%
Customer time deposits	1,343,934	13%	3.95%	1,469,811	14%	3.15%
Brokered and internet time deposits	150,361	1%	5.37%	150,822	1%	5.27%
Total deposits	$10,468,002	100%	2.76%	$10,548,287	100%	2.39%

Customer Time Deposits(2)
0.00-1.00%	$39,198	3%		$62,464	4%
1.01-2.00%	93,432	7%		114,521	8%
2.01-3.00%	47,450	3%		51,346	4%
3.01-4.00%	120,795	9%		268,550	18%
4.01-5.00%	935,109	70%		812,781	55%
Above 5.00%	107,950	8%		160,149	11%
Total customer time deposits	$1,343,934	100%		$1,469,811	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$99	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	248	—%		248	—%
3.01-4.00%	—	—%		—	—%
4.01-5.00%	—	—%		—	—%
Above 5.00%	150,113	100%		150,475	100%
Total brokered and internet time deposits	$150,361	100%		$150,822	100%
Total time deposits	$1,494,295			$1,620,633
(1) Average rates are presented for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.
(2) Rates are presented as of period-end.

Further details related to our deposit customer base is presented below as of the dates indicated:

	June 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,675,189	45%	$4,880,890	46%
Commercial	4,270,924	41%	4,069,724	39%
Public	1,521,889	14%	1,597,673	15%
Total deposits	$10,468,002	100%	$10,548,287	100%
(1) Segments are determined based on the customer account level.
The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of June 30, 2024:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$181,283	4.03%
Over Three to Six	286,767	4.03%
Over Six to Twelve	333,839	3.84%
Over Twelve	106,689	2.93%
Total	$908,578	3.83%

Time deposits of greater than $250
Months to maturity:
Three or less	$93,093	4.44%
Over Three to Six	178,794	4.67%
Over Six to Twelve	252,818	4.70%
Over Twelve	61,012	3.90%
Total	$585,717	4.57%
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
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	June 30,	December 31,
	2024	2023
Estimated insured or collateralized deposits(1)	$7,265,975	$7,414,224
Estimated uninsured and uncollateralized deposits(1)	$3,202,027	$3,134,063
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	30.6%	29.7%
Estimated uninsured deposits(2)	$4,811,236	$4,899,349
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $59.4 million and $47.8 million at June 30, 2024 and December 31, 2023, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $32.5 million and $35.5 million at June 30, 2024 and December 31, 2023, respectively.
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
The fair value of our AFS debt securities portfolio was $1.48 billion and $1.47 billion as of June 30, 2024 and December 31, 2023, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $182.2 million and $186.8 million as of June 30, 2024 and December 31, 2023, respectively. Current net unrealized losses are due to interest rate increases.
During the three months ended June 30, 2024, we purchased $85.0 million in AFS debt securities. No AFS debt securities were purchased during the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, we purchased $366.6 million and $0.9 million in AFS debt securities, respectively. There were no AFS debt securities sold during the three months ended June 30, 2024 or 2023. During the six months ended June 30, 2024, we sold $207.9 million in AFS debt securities, with a weighted average yield of 2.14% and reinvested the proceeds of the sales into available-for-sale securities with a weighted average yield of 5.94%. The sales resulted in a pre-tax loss on securities of $16.2 million. We primarily sold agency collateralized mortgage obligations, agency mortgage-backed securities, U.S. Treasury and municipal securities. We reinvested the proceeds from the sales primarily into U.S. government agency AFS debt securities in order to increase the effective yield of our portfolio. There were no AFS debt securities sold during the six months ended June 30, 2023. During the three months ended June 30, 2024 and 2023, maturities and calls of AFS debt securities totaled $67.6 million and $31.6 million, respectively. During the six months ended June 30, 2024 and 2023, maturities and calls of AFS debt securities totaled $134.2 million and $58.4 million, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	June 30,			December 31,
	2024			2023
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. Treasury securities:
Maturing within one year	$—	—%	—%	$61,466	4.2%	2.50%
Maturing in one to five years	—	—%	—%	47,030	3.2%	1.59%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	—	—%	—%	108,496	7.4%	2.10%
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	6,355	0.4%	1.82%	13,094	0.9%	1.96%
Maturing in five to ten years	140,092	9.5%	5.75%	6,000	0.4%	6.40%
Maturing after ten years	282,161	19.0%	6.06%	184,862	12.6%	6.23%
Total U.S. government agency securities	428,608	28.9%	5.89%	203,956	13.9%	5.96%
Municipal securities:
Maturing within one year	3,174	0.2%	2.56%	2,813	0.2%	2.23%
Maturing in one to five years	3,477	0.2%	3.25%	11,677	0.8%	5.85%
Maturing in five to ten years	13,257	0.9%	3.25%	40,304	2.7%	3.60%
Maturing after ten years	150,069	10.1%	2.84%	187,469	12.7%	2.94%
Total municipal securities	169,977	11.4%	2.88%	242,263	16.4%	3.00%
Mortgage-backed securities - residential and commercial:
Maturing within one year	2,212	0.1%	3.35%	126	—%	1.57%
Maturing in one to five years	360	—%	2.16%	3,239	0.2%	2.91%
Maturing in five to ten years	17,160	1.2%	2.92%	33,121	2.3%	2.97%
Maturing after ten years	860,643	58.2%	2.37%	877,446	59.6%	1.86%
Total mortgage-backed securities - residential and commercial	880,375	59.5%	2.38%	913,932	62.1%	1.90%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	3,419	0.2%	4.33%	3,326	0.2%	4.33%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	3,419	0.2%	4.33%	3,326	0.2%	4.33%
Total AFS debt securities	$1,482,379	100.0%	3.46%	$1,471,973	100.0%	2.66%
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $21.8 million and $19.3 million at June 30, 2024 and December 31, 2023, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e., federal funds purchased) totaled $55.0 million and $89.4 million as of June 30, 2024 and December 31, 2023, respectively.
FHLB short-term advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of June 30, 2024 and December 31, 2023 had total borrowing capacity of $1.44 billion and $1.76 billion, respectively. As of June 30, 2024 and December 31, 2023, we had qualifying loans pledged as collateral securing these lines amounting to $2.50 billion and $3.01 billion, respectively. There were no FHLB advances outstanding as of June 30, 2024 or December 31, 2023.
Bank Term Funding Program
In March 2023, the Federal Reserve established the Bank Term Funding Program to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the March 2023 high-profile bank failures. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. The BTFP ceased extending new borrowings on March 11, 2024. At both June 30, 2024 and December 31, 2023, we had outstanding borrowings of $130.0 million under the BTFP at a borrowing rate of 4.85% with a maturity date of December 26, 2024.
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
Further information related to our subordinated debt as of June 30, 2024 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	8.84%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	8.75%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual fixed(3)
Unamortized debt issuance costs				(419)
Total subordinated debt, net				$130,511
(1)The Company classifies $30.0 million of the Trusts' subordinated debt as Tier 1 capital.
(2)The Company classifies the issuance, net of unamortized issuance costs as Tier 2 capital, which will be phased out 20% per year in the final five years before maturity.
(3)Beginning on September 1, 2025 the coupon structure migrates to the 3-month SOFR plus a spread of 439 basis points through the end of the term of the debenture.

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.3 million as of both June 30, 2024 and December 31, 2023. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that have become past due over 90 days and are eligible for repurchase totaling $22.4 million and $21.2 million as of June 30, 2024 and December 31, 2023, respectively. See Note 5, “Leases” and Note 10, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of June 30, 2024 and December 31, 2023, we had pledged securities related to these items with carrying values of $869.6 million and $929.5 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of June 30, 2024 or December 31, 2023. As of June 30, 2024, there was $1.44 billion available to borrow against with a remaining capacity of $1.29 billion. As of December 31, 2023, there was $1.76 billion available to borrow against with a remaining capacity of $1.30 billion.
We also maintained unsecured lines of credit with other commercial banks totaling $370.0 million as of both June 30, 2024 and December 31, 2023. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e., federal funds purchased) totaled $55.0 million and $89.4 million as of June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Current on-balance sheet liquidity:
Cash and cash equivalents	$800,902	$810,932
Unpledged AFS debt securities	612,756	542,427
Total on-balance sheet liquidity	$1,413,658	$1,353,359

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,361,580	$3,350,026
FHLB remaining borrowing capacity	1,294,743	1,297,702
Federal Reserve discount window	2,230,338	2,431,084
Total available sources of liquidity	$6,886,661	$7,078,812

On-balance sheet liquidity as a percentage of total assets	11.3%	10.7%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	259.2%	269.0%
(1)Includes capacity available per internal policy in the form of brokered deposits and unsecured lines of credit.
(2)Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
The Company also maintains the ability to access capital markets to meet its liquidity needs. The Company may utilize various methods to raise capital, including through the sale of common stock, preferred stock, debt securities, warrants, rights, or other securities. Specific terms and prices would be determined at the time of any such offering. In the past, the Company has utilized capital markets to generate liquidity in the form of common stock and subordinated debt primarily for the purpose of funding acquisitions.
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of June 30, 2024 and December 31, 2023, $189.1 million and $218.4 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2024, there were $20.0 million and $28.5 million in cash dividends approved by the board for payment from the Bank to the holding company in addition to an asset dividend of an equity security amounting to $1.7 million. During the three and six months ended June 30, 2023, there were $8.5 million and $32.0 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to June 30, 2024, the Board approved a dividend from the Bank to the holding company to be paid in the third quarter for $9.0 million that also did not require approval from the TDFI.
During the three and six months ended June 30, 2024, the Company declared shareholder dividends of $0.17 per share, or $8.0 million and $0.34 per share, or $16.1 million, respectively. During the three and six months ended June 30, 2023, the Company declared shareholder dividends of $0.15 per share, or $7.1 million and $0.30 per share, or $14.2 million, respectively. Subsequent to June 30, 2024, the Company declared a quarterly dividend in the amount of $0.17 per share, payable on August 20, 2024, to stockholders of record as of August 6, 2024.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.50 billion as of June 30, 2024 and $1.45 billion as of December 31, 2023. Book value per common share was $32.17 as of June 30, 2024 and $31.05 as of December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in retained net income, net of dividends declared and paid and unrealized loss reclassification adjustment for loss on sale of securities included in net income of $12.0 million (net of tax benefit) from December 31, 2023. The increase in shareholders’ equity as of June 30, 2024 was partially off-set by dividends declared and paid of $16.1 million and stock repurchases of $12.7 million.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of June 30, 2024 and December 31, 2023, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 12, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

June 30, 2024	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital	15.1%	14.9%	10.0%
Tier 1 risk-based capital	13.0%	12.7%	8.0%
Common Equity Tier 1 ratio	12.7%	12.7%	6.5%
Tier 1 leverage	11.7%	11.5%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	June 30,	December 31,
(in basis points)	2024	2023
+400	7.78%	8.99%
+300	6.31%	6.81%
+200	4.53%	4.65%
+100	2.40%	2.44%
-100	(2.60)%	(2.86)%
-200	(5.35)%	(6.54)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	June 30,	December 31,
(in basis points)	2024	2023
+400	(16.7)%	(16.6)%
+300	(14.1)%	(13.6)%
+200	(9.09)%	(8.05)%
+100	(4.36)%	(3.29)%
-100	3.53%	1.03%
-200	6.10%	(0.63)%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2024 and December 31, 2023 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and timing of repricing of loans and deposits varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2024:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands) (1)
April 1 - April 30	209,737	$35.74	209,737	$92,504
May 1 - May 31	16,506	36.46	16,506	91,902
June 1 - June 30	127,043	36.22	127,043	87,301
Total	353,286	$35.94	353,286	$87,301
(1) Amounts are inclusive of commissions and fees related to the stock repurchases.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1	Employment Agreement, dated May 1, 2024, by and among FB Financial Corporation, FirstBank, and Scott J. Tansil*†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
August 5, 2024	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
August 5, 2024	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)