Form 10-Q
period 2024-09-30
FB Financial Corp
filed 2024-11-04
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of October 31, 2024 was 46,662,052.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements (unaudited) as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	Federal Reserve	Board of Governors of the Federal Reserve System
AFS	Available-for-sale	FHLB	Federal Home Loan Bank
ALCO	Asset Liability Management Committee	GAAP	U.S. generally accepted accounting principles
ASC	Accounting Standard Codification	GDP	Gross domestic product
ASU	Accounting Standard Update	GNMA	Government National Mortgage Association
Bank	FirstBank, subsidiary bank	HFI	Held for investment
BOLI	Bank-owned life insurance	NIM	Net interest margin
CD	Certificate of Deposit	OREO	Other real estate owned
CECL	Current expected credit losses	PSU	Performance-based restricted stock units
Company	FB Financial Corporation	Report	Form 10-Q for the quarterly period ended September 30, 2024
CPR	Conditional prepayment rate	ROAA	Return on average assets
CRE	Commercial real estate	ROAE	Return on average common equity
ESPP	Employee Stock Purchase Plan	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured overnight financing rate
FDM	Financial Difficulty Modification	TDFI	Tennessee Department of Financial Institutions

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	September 30,	December 31,
	2024 (Unaudited)	2023
ASSETS
Cash and due from banks	$126,470	$146,542
Federal funds sold and reverse repurchase agreements	97,299	83,324
Interest-bearing deposits in financial institutions	727,981	581,066
Cash and cash equivalents	951,750	810,932
Investments:
Available-for-sale debt securities, at fair value	1,567,922	1,471,973
Federal Home Loan Bank stock, at cost	32,859	34,190
Loans held for sale (includes $72,608 and $46,618 at fair value, respectively)	103,145	67,847
Loans held for investment	9,478,129	9,408,783
Less: allowance for credit losses on loans HFI	156,260	150,326
Net loans held for investment	9,321,869	9,258,457
Premises and equipment, net	152,572	155,731
Operating lease right-of-use assets	47,346	54,295
Interest receivable	52,228	52,715
Mortgage servicing rights, at fair value	157,097	164,249
Bank-owned life insurance	72,167	76,143
Other real estate owned, net	3,779	3,192
Goodwill	242,561	242,561
Core deposit and other intangibles, net	6,449	8,709
Other assets	208,478	203,409
Total assets	$12,920,222	$12,604,403
LIABILITIES
Deposits
Noninterest-bearing	$2,226,144	$2,218,382
Interest-bearing checking	2,754,253	2,504,421
Money market and savings	4,098,496	4,204,851
Customer time deposits	1,378,118	1,469,811
Brokered and internet time deposits	519,200	150,822
Total deposits	10,976,211	10,548,287
Borrowings	182,107	390,964
Operating lease liabilities	59,584	67,643
Accrued expenses and other liabilities	139,898	142,622
Total liabilities	11,357,800	11,149,516
SHAREHOLDERS’ EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,658,019 and 46,848,934 shares issued and outstanding, respectively	46,658	46,849
Additional paid-in capital	858,106	864,258
Retained earnings	732,435	678,412
Accumulated other comprehensive loss, net	(74,870)	(134,725)
Total FB Financial Corporation common shareholders’ equity	1,562,329	1,454,794
Noncontrolling interest	93	93
Total equity	1,562,422	1,454,887
Total liabilities and shareholders’ equity	$12,920,222	$12,604,403
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Unaudited)
(Amounts are in thousands, except per share amounts)

5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$158,625	$153,882	$469,610	$443,458
Interest on investment securities
Taxable	13,943	6,399	35,014	19,449
Tax-exempt	1,104	1,795	3,714	5,407
Other	11,956	11,836	30,831	35,261
Total interest income	185,628	173,912	539,169	503,575

Interest expense:
Deposits	76,088	69,826	220,214	187,946
Borrowings	3,523	3,160	10,833	9,500
Total interest expense	79,611	72,986	231,047	197,446
Net interest income	106,017	100,926	308,122	306,129
Provision for credit losses on loans HFI	1,856	6,031	7,648	13,603
Provision for (reversal of) credit losses on unfunded commitments	58	(3,210)	(2,728)	(11,369)
Net interest income after provision for credit losses	104,103	98,105	303,202	303,895

Noninterest income:
Mortgage banking income	11,553	11,998	36,048	36,316
Investment services and trust income	3,721	3,072	10,338	8,227
Service charges on deposit accounts	3,378	2,959	9,686	9,197
ATM and interchange fees	2,840	2,639	8,598	7,664
Loss from investment securities, net	(40,165)	(14,197)	(56,378)	(14,156)
(Loss) gain on sales or write-downs of other real estate owned and other assets	(289)	115	(5)	465
Other income	2,465	1,456	8,786	7,491
Total noninterest (loss) income	(16,497)	8,042	17,073	55,204

Noninterest expenses:
Salaries, commissions and employee benefits	47,538	54,491	138,381	155,299
Occupancy and equipment expense	6,640	6,428	19,582	18,618
Data processing	2,486	2,338	7,180	6,796
Advertising	1,947	2,124	4,977	6,258
Legal and professional fees	1,900	1,760	5,798	7,067
Amortization of core deposit and other intangibles	719	889	2,260	2,819
Other expense	14,982	14,967	45,547	47,872
Total noninterest expense	76,212	82,997	223,725	244,729
Income before income taxes	11,394	23,150	96,550	114,370
Income tax expense	1,174	3,975	18,393	23,507
Net income applicable to FB Financial Corporation and noncontrolling interest	10,220	19,175	78,157	90,863
Net income applicable to noncontrolling interest	—	—	8	8
Net income applicable to FB Financial Corporation	$10,220	$19,175	$78,149	$90,855

Earnings per common share:
Basic	$0.22	$0.41	$1.67	$1.94
Diluted	0.22	0.41	1.67	1.94
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$10,220	$19,175	$78,157	$90,863
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) in available-for-sale securities, net of tax expense (benefit) of $9,621, $(13,819), $6,674 and $(11,650)	27,265	(39,316)	18,597	(33,110)
Reclassification adjustment for loss on sale of securities included in net income, net of tax benefit of $10,467, $3,674, $14,692 and $3,674	29,698	10,426	41,686	10,426
Net unrealized loss in hedging activities, net of tax benefit of $21, $35, $151 and $99	(59)	(101)	(428)	(281)
Total other comprehensive income (loss), net of tax	56,904	(28,991)	59,855	(22,965)
Comprehensive income (loss) applicable to FB Financial Corporation and noncontrolling interest	67,124	(9,816)	138,012	67,898
Comprehensive income applicable to noncontrolling interest	—	—	8	8
Comprehensive income (loss) applicable to FB Financial Corporation	$67,124	$(9,816)	$138,004	$67,890
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at June 30, 2023	$46,799	$859,516	$644,043	$(163,407)	$1,386,951	$93	$1,387,044
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	19,175	—	19,175	—	19,175
Other comprehensive loss, net of taxes	—	—	—	(28,991)	(28,991)	—	(28,991)
Stock based compensation expense	1	2,783	—	—	2,784	—	2,784
Restricted stock units vested, net of taxes	26	(348)	—	—	(322)	—	(322)
Shares issued under employee stock purchase program	13	389	—	—	402	—	402
Dividends declared ($0.15 per share)	—	—	(7,098)	—	(7,098)	—	(7,098)
Balance at September 30, 2023	$46,839	$862,340	$656,120	$(192,398)	$1,372,901	$93	$1,372,994

Balance at June 30, 2024	$46,643	$855,391	$730,242	$(131,774)	$1,500,502	$93	$1,500,595
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	10,220	—	10,220	—	10,220
Other comprehensive income, net of taxes	—	—	—	56,904	56,904	—	56,904
Stock based compensation expense	1	2,350	—	—	2,351	—	2,351
Restricted stock units vested, net of taxes	4	(108)	—	—	(104)	—	(104)
Shares issued under employee stock purchase program	10	473	—	—	483	—	483
Dividends declared ($0.17 per share)	—	—	(8,027)	—	(8,027)	—	(8,027)
Balance at September 30, 2024	$46,658	$858,106	$732,435	$(74,870)	$1,562,329	$93	$1,562,422
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Unaudited)
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2022	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	90,855	—	90,855	8	90,863
Other comprehensive loss, net of taxes	—	—	—	(22,965)	(22,965)	—	(22,965)
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	7	8,310	—	—	8,317	—	8,317
Restricted stock units vested, net of taxes	141	(2,069)	—	—	(1,928)	—	(1,928)
Performance-based restricted stock units vested, net of taxes	68	(1,383)	—	—	(1,315)	—	(1,315)
Shares issued under employee stock purchase program	21	702	—	—	723	—	723
Dividends declared ($0.45 per share)	—	—	(21,267)	—	(21,267)	—	(21,267)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2023	$46,839	$862,340	$656,120	$(192,398)	$1,372,901	$93	$1,372,994

Balance at December 31, 2023	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	78,149	—	78,149	8	78,157
Other comprehensive income, net of taxes	—	—	—	59,855	59,855	—	59,855
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)	—	(12,699)
Stock based compensation expense	5	7,256	—	—	7,261	—	7,261
Restricted stock units vested, net of taxes	106	(1,549)	—	—	(1,443)	—	(1,443)
Performance-based restricted stock units vested, net of taxes	30	(374)	—	—	(344)	—	(344)
Shares issued under employee stock purchase program	21	861	—	—	882	—	882
Dividends declared ($0.51 per share)	—	—	(24,126)	—	(24,126)	—	(24,126)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2024	$46,658	$858,106	$732,435	$(74,870)	$1,562,329	$93	$1,562,422
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$78,157	$90,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	8,957	7,361
Amortization of core deposit and other intangibles	2,260	2,819
Amortization of issuance costs on subordinated debt	290	290
Capitalization of mortgage servicing rights	(4,067)	(6,134)
Net change in fair value of mortgage servicing rights	11,219	1,789
Stock-based compensation expense	7,261	8,317
Provision for credit losses on loans HFI	7,648	13,603
Reversal of credit losses on unfunded commitments	(2,728)	(11,369)
Provision for (reversal of) mortgage loan repurchases	200	(650)
Accretion of discounts and premiums on acquired loans, net	(538)	(617)
Amortization of premiums and discounts on securities, net	2,787	3,959
Loss from investment securities, net	56,378	14,156
Originations of loans held for sale	(913,315)	(970,131)
Proceeds from sale of loans held for sale	911,650	1,013,584
Gain on sale and change in fair value of loans held for sale	(26,008)	(25,847)
Net loss (gain) on write-downs of other real estate owned and other assets	5	(465)
(Reversal of) provision for deferred income taxes	(3,895)	1,660
Earnings on bank-owned life insurance	(3,296)	(1,382)
Changes in:
Operating lease assets and liabilities, net	(1,110)	1,591
Other assets and interest receivable	(22,170)	(14,596)
Accrued expenses and other liabilities	4,985	7,911
Net cash provided by operating activities	114,670	136,712
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	526,076	75,857
Maturities, prepayments and calls	224,070	91,361
Purchases	(823,976)	(82,829)
Net change in loans	(73,631)	21,419
Proceeds from sales of FHLB stock, net	1,331	23,832
Purchases of premises and equipment	(4,977)	(16,563)
Proceeds from the sale of premises and equipment	489	105
Proceeds from the sale of other real estate owned	1,846	5,692
Proceeds from the sale of other assets	898	1,197
Proceeds from bank-owned life insurance	7,272	236
Net cash (used in) provided by investing activities	(140,602)	120,307
Cash flows from financing activities:
Net increase (decrease) in deposits	423,427	(219,798)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(89,056)	(12,240)
Repayment of Bank Term Funding Program	(130,000)	—
Net decrease in short-term FHLB advances	—	(175,000)
Share based compensation withholding payments	(1,787)	(3,243)
Net proceeds from sale of common stock under employee stock purchase program	882	723
Repurchase of common stock	(12,699)	(4,944)
Dividends paid on common stock	(23,847)	(21,026)
Dividend equivalent payments made upon vesting of equity compensation	(162)	(217)
Noncontrolling interest distribution	(8)	(8)
Net cash provided by (used in) financing activities	166,750	(435,753)
Net change in cash and cash equivalents	140,818	(178,734)
Cash and cash equivalents at beginning of the period	810,932	1,027,052
Cash and cash equivalents at end of the period	$951,750	$848,318

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Unaudited)
(Amounts are in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$229,275	$185,513
Taxes paid, net	34,173	37,875
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,400	$657
Transfers from loans to other assets	3,316	2,233
Transfers from other real estate owned to other assets	—	75
Transfers from loans to loans held for sale	167	11,351
Transfers from loans held for sale to loans	1,850	3,076
Loans provided for sales of other assets	924	516
Increase (decrease) in rebooked GNMA loans under optional repurchase program	9,308	(4,137)
Trade date payable - securities	—	10,930
Trade date receivable - securities	365	789
Dividends declared not paid on restricted stock units and performance stock units	279	241
Right-of-use assets obtained in exchange for operating lease liabilities	3,925	5,617
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank (the “Bank”) and its subsidiaries. As of September 30, 2024, the Bank had 77 full-service branches throughout Tennessee, Alabama, Kentucky and North Georgia, and a mortgage business with office locations across the Southeast, which primarily originates loans to be sold to third party private investors or government sponsored agencies in the secondary market.
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
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported results of operations for the reporting periods and the related disclosures. Although management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could vary from those anticipated, which could cause the Company’s financial condition and results of operations to vary significantly from those estimates.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income applicable to FB Financial Corporation	$10,220	$19,175	$78,149	$90,855
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings available to common shareholders	$10,220	$19,175	$78,149	$90,855
Weighted average basic shares outstanding	46,650,563	46,818,612	46,762,213	46,759,703
Basic earnings per common share	$0.22	$0.41	$1.67	$1.94
Diluted earnings per common share:
Earnings available to common shareholders	$10,220	$19,175	$78,149	$90,855
Weighted average basic shares outstanding	46,650,563	46,818,612	46,762,213	46,759,703
Weighted average diluted shares contingently issuable(1)	152,767	37,810	111,824	42,840
Weighted average diluted shares outstanding	46,803,330	46,856,422	46,874,037	46,802,543
Diluted earnings per common share	$0.22	$0.41	$1.67	$1.94
(1) Excludes 4 and 904 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2024 and 217,546 and 218,815 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2023.
Recently adopted accounting standards:
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The FASB issued this update to clarify the guidance in ASC 820, “Fair Value Measurement,” when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, to amend a related illustrative example, and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company adopted this update effective January 1, 2024. The adoption did not have an impact on the Company’s consolidated financial statements or related disclosures.
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” as part of the Post-Implementation Review process of ASC 842, “Leases,” around related party arrangements between entities under common control. Under previous guidance, a lessee is generally required to amortize leasehold improvements that it owns over the shorter of the useful life of those improvements or the lease term. However, due to the nature of leasehold improvements made under leases between entities under common control, ASU 2023-01 requires a lessee in a common-control arrangement to amortize such leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term. The Company adopted this standard on January 1, 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Additionally, in March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” The amendments in this update permit reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The Company adopted this standard effective January 1, 2024. The adoption of this accounting pronouncement did not have an impact on the Company’s historical consolidated financial statements but could influence the Company’s decisions with respect to investments in certain tax credits prospectively.
Newly issued not yet effective accounting standards:
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
required by Topic 280, “Segment Reporting,” to be included in interim periods. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. While the Company is continuing to evaluate the impact, ASU 2023-07 is not expected to have a material impact on the Company’s reportable segments disclosures.
In December 2023, the FASB issued ASU 2023-08, “Intangibles – Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This update requires entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and reflect changes from remeasurement in the net income. Additionally, an entity that receives crypto assets as noncash consideration in the ordinary course of business and converts them nearly immediately into cash is required to classify those cash receipts as cash flows from operating activities. Lastly, the update requires entities to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. While the Company does not currently hold or facilitate transactions with crypto assets, the Company is evaluating the potential future financial statement and disclosure impact from adopting this guidance when it becomes applicable based on the Company’s crypto asset activities.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This ASU requires disclosures of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the impact this will have on the Company’s income tax disclosures.
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after September 30, 2024, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$515,775	$1,401	$(343)	$—	$516,833
Mortgage-backed securities - residential	968,294	1,471	(90,176)	—	879,589
Mortgage-backed securities - commercial	17,147	—	(858)	—	16,289
Municipal securities	170,865	143	(16,779)	—	154,229
Corporate securities	998	—	(16)	—	982
Total	$1,673,079	$3,015	$(108,172)	$—	$1,567,922

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$204,663	$470	$(1,177)	$—	$203,956
Mortgage-backed securities - residential	1,057,389	—	(160,418)	—	896,971
Mortgage-backed securities - commercial	18,186	—	(1,225)	—	16,961
Municipal securities	263,312	370	(21,419)	—	242,263
U.S. Treasury securities	111,729	—	(3,233)	—	108,496
Corporate securities	3,500	—	(174)	—	3,326
Total	$1,658,779	$840	$(187,646)	$—	$1,471,973
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2024 and December 31, 2023, total accrued interest receivable on AFS debt securities was $5,848 and $7,212, respectively.
AFS debt securities pledged at September 30, 2024 and December 31, 2023 had carrying amounts of $1,057,384 and $929,546, respectively, and were pledged to secure a Federal Reserve line of credit, public deposits and repurchase agreements. Additionally at December 31, 2023, AFS debt securities were pledged to secure Bank Term Funding Program borrowings.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At September 30, 2024, there were $365 in trade date receivables related to sales settled after period end. At December 31, 2023, there were no such trade date receivables. At both September 30, 2024 and December 31, 2023, there were no trade date payables that related to purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$143,783	$(338)	$816	$(5)	$144,599	$(343)
Mortgage-backed securities - residential	—	—	470,625	(90,176)	470,625	(90,176)
Mortgage-backed securities - commercial	—	—	16,289	(858)	16,289	(858)
Municipal securities	23,993	(1,772)	115,191	(15,007)	139,184	(16,779)
Corporate securities	—	—	982	(16)	982	(16)
Total	$167,776	$(2,110)	$603,903	$(106,062)	$771,679	$(108,172)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$25,923	$(21)	$14,040	$(1,156)	$39,963	$(1,177)
Mortgage-backed securities - residential	—	—	896,971	(160,418)	896,971	(160,418)
Mortgage-backed securities - commercial	—	—	16,961	(1,225)	16,961	(1,225)
Municipal securities	14,480	(148)	188,669	(21,271)	203,149	(21,419)
U.S. Treasury securities	—	—	108,496	(3,233)	108,496	(3,233)
Corporate securities	—	—	3,326	(174)	3,326	(174)
Total	$40,403	$(169)	$1,228,463	$(187,477)	$1,268,866	$(187,646)
As of September 30, 2024 and December 31, 2023, the Company’s AFS debt securities portfolio consisted of 266 and 439 individual securities, 207 and 370 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal debt securities with market values below amortized cost at September 30, 2024 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these AFS debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of September 30, 2024 and December 31, 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on AFS debt securities as of September 30, 2024 or December 31, 2023. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2024 and December 31, 2023 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,		December 31,
	2024		2023
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$1,895	$1,892	$64,776	$64,279
Due in one to five years	4,189	4,143	75,996	71,801
Due in five to ten years	229,469	228,476	51,162	49,630
Due in over ten years	452,085	437,533	391,270	372,331
	687,638	672,044	583,204	558,041
Mortgage-backed securities - residential	968,294	879,589	1,057,389	896,971
Mortgage-backed securities - commercial	17,147	16,289	18,186	16,961
Total AFS debt securities	$1,673,079	$1,567,922	$1,658,779	$1,471,973
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$318,194	$75,857	$526,076	$75,857
Proceeds from maturities, prepayments and calls	89,834	32,946	224,070	91,361
Gross realized gains	—	19	90	19
Gross realized losses	40,165	14,119	56,468	14,119
Equity Securities
The Company had equity securities without readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $23,301 and $25,191 at September 30, 2024 and December 31, 2023, respectively. Additionally, the Company had equity securities accounted for under the equity method of accounting included in other assets on the consolidated balance sheets of $20,000 at September 30, 2024. The Company also had $32,859 and $34,190 of FHLB stock carried at cost at September 30, 2024 and December 31, 2023, respectively, included separately from the other equity securities discussed above.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of September 30, 2024 and December 31, 2023, by class of financing receivable are as follows:

	September 30,	December 31,
	2024	2023
Commercial and industrial	$1,688,815	$1,720,733
Construction	1,079,726	1,397,313
Residential real estate:
1-to-4 family mortgage	1,612,031	1,568,552
Residential line of credit	591,049	530,912
Multi-family mortgage	654,188	603,804
Commercial real estate:
Owner-occupied	1,324,208	1,232,071
Non-owner occupied	2,048,036	1,943,525
Consumer and other	480,076	411,873
Gross loans	9,478,129	9,408,783
Less: Allowance for credit losses on loans HFI	(156,260)	(150,326)
Net loans	$9,321,869	$9,258,457
As of September 30, 2024 and December 31, 2023, $925,200 and $1,030,016, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,604,389 and $1,984,007, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of September 30, 2024 and December 31, 2023, qualifying commercial and industrial, construction and consumer loans, of $2,651,997 and $3,107,495, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of September 30, 2024 and December 31, 2023, accrued interest receivable on loans HFI amounted to $43,503 and $43,776, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company's commercial type loan portfolio as of September 30, 2024 and December 31, 2023 and the gross charge-offs for the nine months ended September 30, 2024 and the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$132,257	$189,261	$154,303	$61,545	$32,166	$115,917	$908,150	$1,593,599
Special Mention	2,795	2,851	2,609	73	—	195	26,260	34,783
Classified	—	59	20,468	4,593	2,900	6,256	26,157	60,433
Total	135,052	192,171	177,380	66,211	35,066	122,368	960,567	1,688,815
Current-period gross charge-offs	—	12	2	70	16	7	52	159
Construction
Pass	141,229	140,864	369,074	106,230	28,784	66,547	183,222	1,035,950
Special Mention	—	87	12,321	26	—	600	—	13,034
Classified	—	—	5,228	273	8,488	—	16,753	30,742
Total	141,229	140,951	386,623	106,529	37,272	67,147	199,975	1,079,726
Current-period gross charge-offs	—	—	—	—	—	—	92	92
Residential real estate:
Multi-family mortgage
Pass	29,685	5,879	241,414	224,347	52,376	70,251	19,245	643,197
Special Mention	—	—	—	9,980	—	—	—	9,980
Classified	—	—	—	—	—	1,011	—	1,011
Total	29,685	5,879	241,414	234,327	52,376	71,262	19,245	654,188
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	133,073	112,041	247,259	218,567	108,938	392,401	87,183	1,299,462
Special Mention	—	—	1,385	2,600	—	7,932	—	11,917
Classified	—	—	6,274	15	62	5,425	1,053	12,829
Total	133,073	112,041	254,918	221,182	109,000	405,758	88,236	1,324,208
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	100,902	43,211	535,152	460,381	113,393	708,997	47,920	2,009,956
Special Mention	—	—	5,324	4,536	1,092	19,406	—	30,358
Classified	—	—	—	—	—	7,722	—	7,722
Total	100,902	43,211	540,476	464,917	114,485	736,125	47,920	2,048,036
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	537,146	491,256	1,547,202	1,071,070	335,657	1,354,113	1,245,720	6,582,164
Special Mention	2,795	2,938	21,639	17,215	1,092	28,133	26,260	100,072
Classified	—	59	31,970	4,881	11,450	20,414	43,963	112,737
Total	$539,941	$494,253	$1,600,811	$1,093,166	$348,199	$1,402,660	$1,315,943	$6,794,973
Current-period gross charge-offs	$—	$12	$2	$70	$16	$7	$144	$251

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company’s consumer type loan portfolio as of September 30, 2024 and December 31, 2023 and the gross charge-offs for the nine months ended September 30, 2024 and the year ended December 31, 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$171,947	$171,313	$465,317	$371,494	$136,834	$271,278	$—	$1,588,183
Nonperforming	80	564	6,365	6,571	3,126	7,142	—	23,848
Total	172,027	171,877	471,682	378,065	139,960	278,420	—	1,612,031
Current-period gross charge-offs	—	—	150	130	—	15	—	295
Residential line of credit
Performing	—	—	—	—	—	—	589,491	589,491
Nonperforming	—	—	—	—	—	—	1,558	1,558
Total	—	—	—	—	—	—	591,049	591,049
Current-period gross charge-offs	—	—	—	—	—	73	—	73
Consumer and other
Performing	112,563	97,908	79,587	38,215	30,704	105,231	634	464,842
Nonperforming	731	1,720	1,759	2,925	2,338	5,760	1	15,234
Total	113,294	99,628	81,346	41,140	33,042	110,991	635	480,076
Current-period gross charge-offs	956	446	201	233	56	244	—	2,136
Total consumer type loans
Performing	284,510	269,221	544,904	409,709	167,538	376,509	590,125	2,642,516
Nonperforming	811	2,284	8,124	9,496	5,464	12,902	1,559	40,640
Total	$285,321	$271,505	$553,028	$419,205	$173,002	$389,411	$591,684	$2,683,156
Current-period gross charge-offs	$956	$446	$351	$363	$56	$332	$—	$2,504

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$198,537	$500,628	$399,338	$145,484	$81,905	$226,587	$—	$1,552,479
Nonperforming	76	2,565	4,026	3,846	690	4,870	—	16,073
Total	198,613	503,193	403,364	149,330	82,595	231,457	—	1,568,552
Prior-period gross charge-offs	—	18	—	4	—	24	—	46
Residential line of credit
Performing	—	—	—	—	—	—	528,439	528,439
Nonperforming	—	—	—	—	—	—	2,473	2,473
Total	—	—	—	—	—	—	530,912	530,912
Prior-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	104,399	91,557	45,187	34,928	24,040	93,833	6,890	400,834
Nonperforming	528	1,025	2,562	1,819	1,264	3,841	—	11,039
Total	104,927	92,582	47,749	36,747	25,304	97,674	6,890	411,873
Prior-period gross charge-offs	1,463	564	139	201	110	372	2	2,851
Total consumer type loans
Performing	302,936	592,185	444,525	180,412	105,945	320,420	535,329	2,481,752
Nonperforming	604	3,590	6,588	5,665	1,954	8,711	2,473	29,585
Total	$303,540	$595,775	$451,113	$186,077	$107,899	$329,131	$537,802	$2,511,337
Prior-period gross charge-offs	1,463	582	139	205	110	396	2	2,897
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of September 30, 2024 and December 31, 2023:

September 30, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$760	$600	$22,458	$1,664,997	$1,688,815
Construction	2,734	365	11,181	1,065,446	1,079,726
Residential real estate:
1-to-4 family mortgage	21,644	15,249	8,599	1,566,539	1,612,031
Residential line of credit	2,061	1,331	227	587,430	591,049
Multi-family mortgage	—	—	25	654,163	654,188
Commercial real estate:
Owner occupied	236	95	8,904	1,314,973	1,324,208
Non-owner occupied	65	3,512	3,055	2,041,404	2,048,036
Consumer and other	12,961	5,098	10,136	451,881	480,076
Total	$40,461	$26,250	$64,585	$9,346,833	$9,478,129

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
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of September 30, 2024 and December 31, 2023 by class of financing receivable.

September 30, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$8,535	$13,923	$9,906
Construction	—	11,181	1,284
Residential real estate:
1-to-4 family mortgage	1,561	7,038	140
Residential line of credit	147	80	1
Multi-family mortgage	—	25	1
Commercial real estate:
Owner occupied	6,415	2,489	109
Non-owner occupied	2,598	457	6
Consumer and other	—	10,136	526
Total	$19,256	$45,329	$11,973

December 31, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$3,678	$18,052	$5,011
Construction	2,267	605	59
Residential real estate:
1-to-4 family mortgage	1,444	5,274	103
Residential line of credit	685	451	8
Multi-family mortgage	—	32	1
Commercial real estate:
Owner occupied	2,920	268	15
Non-owner occupied	3,316	35	1
Consumer and other	—	9,203	498
Total	$14,310	$33,920	$5,696

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following presents interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial and industrial	$46	$302	$615	$350
Construction	308	—	448	52
Residential real estate:
1-to-4 family mortgage	6	83	40	232
Residential line of credit	1	34	40	85
Multi-family mortgage	—	1	1	2
Commercial real estate:
Owner occupied	—	—	124	97
Non-owner occupied	—	58	89	195
Consumer and other	—	100	—	416
Total	$361	$578	$1,357	$1,429
Accrued interest receivable written off as an adjustment to interest income amounted to $128 and $536 for the three and nine months ended September 30, 2024, respectively, and $322 and $666 for the three and nine months ended September 30, 2023, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may make certain modifications of loans to borrowers experiencing financial difficulty. These modifications may be in the form of an interest rate reduction, a term extension, principal forgiveness, payment deferral or a combination thereof. Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the portion of the loan deemed uncollectible is charged off against the allowance for credit losses on loans HFI. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Tables within this section exclude loans that were paid off or are otherwise no longer in the loan portfolio as of period end.
The following tables present the amortized cost of FDM loans as of September 30, 2024 by class of financing receivable and type of concession granted that were modified during the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2024	Term extension	Payment deferral and term extension	Interest rate reduction and term extension	Payment deferral, interest rate reduction, and term extension	Total	% of total class of financing receivables
Commercial and industrial	$—	$7,038	$—	$—	$7,038	0.4%
Construction	$—	—	—	1,713	1,713	0.2%
Total	$—	$7,038	$—	$1,713	$8,751	0.1%

Nine Months Ended September 30, 2024	Term extension	Payment deferral and term extension	Interest rate reduction and term extension	Payment deferral, interest rate reduction, and term extension	Total	% of total class of financing receivables
Commercial and industrial	$—	$7,038	$—	$—	$7,038	0.4%
Construction	—	14,195	—	1,713	15,908	1.5%
Consumer and other	38	—	97	—	135	—%
Total	$38	$21,233	$97	$1,713	$23,081	0.2%

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
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficultly:

Three Months Ended September 30, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	12	12	—%
Construction	360	5	0.10%

Nine Months Ended September 30, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	12	12	—
Construction	44	3	0.10%
Consumer and other	25	—	1.49%
During the three and nine months ended September 30, 2024, consumer and other loans of $32 defaulted that were previously modified in the prior 12 months by receiving a term extension. No financing receivables modified in the preceding twelve months had a payment default during the three and nine months ended September 30, 2023. For FDMs, a subsequent payment default is defined as the earlier of the FDM being placed on non-accrual status or reaching 30 days past due with respect to principal and/or interest payments. At September 30, 2024, the Company had commitments to lend additional funds to borrowers whose loans were classified as an FDM of $300. There were no such commitments as of December 31, 2023.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below depicts the performance of loans HFI as of September 30, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

September 30, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$7,038	$—	$7,038
Construction	—	—	1,713	14,195	15,908
Residential real estate:
1-to-4 family mortgage	—	—	22	—	22
Consumer and other	32	—	—	104	136
Total	$32	$—	$8,773	$14,299	$23,104
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

	September 30, 2024
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$—	$—	$21,061	$21,061	$9,722
Construction	22,060	1,653	—	23,713	907
Residential real estate:
1-to-4 family mortgage	1,562	—	—	1,562	—
Residential line of credit	148	—	—	148	—
Commercial real estate:
Owner occupied	—	6,415	—	6,415	—
Non-owner occupied	7,264	—	—	7,264	—
Total	$31,034	$8,068	$21,061	$60,163	$10,629

	December 31, 2023
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total	Individually assessed allowance for credit loss
Commercial and industrial	$—	$363	$20,599	$20,962	$4,946
Construction	8,224	—	—	8,224	30
Residential real estate:
1-to-4 family mortgage	5,317	—	—	5,317	129
Residential line of credit	1,245	—	—	1,245	10
Commercial real estate:
Owner occupied	1,975	1,160	—	3,135	—
Non-owner occupied	3,316	—	—	3,316	—
Consumer and other	112	—	—	112	21
Total	$20,189	$1,523	$20,599	$42,311	$5,136
Allowance for Credit Losses on Loans HFI
The Company performed evaluations within its established qualitative framework, assessing the impact of the current economic outlook, including: continued actions taken by the Federal Reserve with regard to monetary policy, interest rates and the potential impact of those actions, potential impact of inflation on economic growth, potential negative economic forecasts, and other considerations. The increase in the allowance for credit losses on loans HFI as of September 30, 2024 compared with December 31, 2023 is primarily the result of overall loan growth combined with an increased risk of potential deterioration in the CRE portfolio which was qualitatively adjusted to address risks not otherwise captured by the credit loss model. These adjustments factor in the possibility that the economy may be nearing a recession, reflected through deterioration in asset quality projected over life of the loan portfolio. As of September 30, 2024, all CRE asset classes are expected to be negatively impacted by slowing demand coupled with refinancing risk in the current rate environment.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and nine months ended September 30, 2024 and 2023:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2024
Beginning balance - June 30, 2024	$22,530	$34,170	$25,631	$10,097	$8,810	$11,312	$24,543	$17,962	$155,055
Provision for (reversal of) credit losses on loans HFI	1,670	(3,612)	341	662	834	243	98	1,620	1,856
Recoveries of loans previously charged-off	23	—	9	18	—	12	—	202	264
Loans charged off	(90)	—	(2)	(53)	—	—	—	(770)	(915)
Ending balance - September 30, 2024	$24,133	$30,558	$25,979	$10,724	$9,644	$11,567	$24,641	$19,014	$156,260
Nine Months Ended September 30, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
Provision for (reversal of) credit losses on loans HFI	4,636	(4,722)	(306)	1,311	802	674	1,676	3,577	7,648
Recoveries of loans previously charged-off	57	—	75	18	—	240	—	651	1,041
Loans charged off	(159)	(92)	(295)	(73)	—	—	—	(2,136)	(2,755)
Ending balance - September 30, 2024	$24,133	$30,558	$25,979	$10,724	$9,644	$11,567	$24,641	$19,014	$156,260

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2023
Beginning balance - June 30, 2023	$11,311	$39,920	$27,407	$9,185	$6,828	$8,467	$22,877	$14,669	$140,664
Provision for (reversal of) credit losses on loans HFI	6,293	(2,025)	(1,724)	(23)	20	2,046	(130)	1,574	6,031
Recoveries of loans previously charged-off	112	—	16	1	—	13	—	93	235
Loans charged off	(154)	—	(4)	—	—	—	—	(638)	(796)
Ending balance - September 30, 2023	$17,562	$37,895	$25,695	$9,163	$6,848	$10,526	$22,747	$15,698	$146,134
Nine Months Ended September 30, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Provision for (reversal of) credit losses on loans HFI	6,475	(1,923)	(466)	1,668	358	2,792	831	3,868	13,603
Recoveries of loans previously charged-off	192	10	56	1	—	95	—	440	794
Loans charged off	(211)	—	(36)	—	—	(144)	—	(2,064)	(2,455)
Ending balance - September 30, 2023	$17,562	$37,895	$25,695	$9,163	$6,848	$10,526	$22,747	$15,698	$146,134

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$4,173	$1,974	$3,192	$5,794
Transfers from loans	—	64	2,400	657
Transfers to other assets	—	(75)	—	(75)
Proceeds from sale of other real estate owned	(412)	(537)	(1,846)	(5,692)
Gain on sale of other real estate owned	18	93	33	835
Write-downs and partial liquidations	—	(15)	—	(15)
Balance at end of period	$3,779	$1,504	$3,779	$1,504
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $2,651 and $2,414 as of September 30, 2024 and December 31, 2023, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $6,203 and $3,377 as of September 30, 2024 and December 31, 2023, respectively.
Note (5)—Leases
As of September 30, 2024, the Company was the lessee in 46 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company’s leases is presented below as of September 30, 2024 and December 31, 2023:

		September 30,	December 31,
	Classification	2024	2023
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$47,346	$54,295
Finance leases	Premises and equipment, net	1,173	1,256
Total right-of-use assets		$48,519	$55,551
Lease liabilities:
Operating leases	Operating lease liabilities	$59,584	$67,643
Finance leases	Borrowings	1,254	1,326
Total lease liabilities		$60,838	$68,969
Weighted average remaining lease term (in years) - operating		11.1	11.6
Weighted average remaining lease term (in years) - finance		10.6	11.4
Weighted average discount rate - operating		3.41%	3.39%
Weighted average discount rate - finance		1.76%	1.76%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2024	2023	2024	2023
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,362	$2,104	$5,048	$6,226
Short-term lease cost	Occupancy and equipment	96	133	282	397
Variable lease cost	Occupancy and equipment	321	238	1,024	862
Gain on lease modifications and terminations	Occupancy and equipment	—	—	—	(73)
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	6	6	17	18
Amortization of right-of-use asset	Occupancy and equipment	28	28	83	83
Sublease income	Occupancy and equipment	(96)	(254)	(407)	(750)
Total lease cost		$1,717	$2,255	$6,047	$6,763
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of September 30, 2024 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
September 30, 2025	$2,154	$30
September 30, 2026	8,290	121
September 30, 2027	8,016	123
September 30, 2028	7,554	125
September 30, 2029	6,579	127
Thereafter	40,285	850
Total undiscounted future minimum lease payments	72,878	1,376
Less: imputed interest	(13,294)	(122)
Lease liabilities	$59,584	$1,254

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (6)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Carrying value at beginning of period	$164,505	$166,433	$164,249	$168,365
Capitalization	1,418	2,073	4,067	6,134
Change in fair value:
Due to payoffs/paydowns	(3,518)	(3,306)	(10,067)	(9,095)
Due to change in valuation inputs or assumptions	(5,308)	7,510	(1,152)	7,306
Carrying value at end of period	$157,097	$172,710	$157,097	$172,710
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Servicing income	$7,244	$7,363	$21,907	$22,717
Change in fair value of mortgage servicing rights	(8,826)	4,204	(11,219)	(1,789)
Change in fair value of derivative hedging instruments	4,336	(7,928)	(648)	(9,564)
Servicing income	2,754	3,639	10,040	11,364
Servicing expenses	1,732	1,953	5,612	6,167
Net servicing income	$1,022	$1,686	$4,428	$5,197
Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Unpaid principal balance of mortgage loans sold and serviced for others	$10,402,118	$10,762,906
Weighted-average prepayment speed (CPR)	6.81%	6.19%
Estimated impact on fair value of a 10% increase	$(4,563)	$(4,616)
Estimated impact on fair value of a 20% increase	$(8,819)	$(8,924)
Discount rate	9.48%	9.62%
Estimated impact on fair value of a 100 bp increase	$(7,286)	$(7,637)
Estimated impact on fair value of a 200 bp increase	$(13,960)	$(14,624)
Weighted-average coupon interest rate	3.57%	3.47%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	336	334
The Company economically hedges the mortgage servicing rights portfolio with various derivative instruments to offset changes in the fair value of the related mortgage servicing rights. See Note 9, “Derivatives” for additional information on these hedging instruments.
As of September 30, 2024 and December 31, 2023, mortgage escrow deposits totaled $126,854 and $63,591, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Note (7)—Income taxes
The following table presents a reconciliation of income taxes for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Federal taxes calculated at statutory rate	$2,392	21.0%	$4,862	21.0%	$20,275	21.0%	$24,018	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(986)	(8.7)%	(469)	(2.0)%	(776)	(0.8)%	429	0.4%
(Benefit) expense from equity based compensation	(1)	—%	(11)	—%	75	0.1%	173	0.2%
Municipal interest income, net of interest disallowance	(313)	(2.7)%	(448)	(1.9)%	(1,014)	(1.1)%	(1,355)	(1.2)%
Bank-owned life insurance	(81)	(0.7)%	(84)	(0.4)%	(692)	(0.7)%	(290)	(0.3)%
Section 162(m) limitation	43	0.4%	57	0.2%	247	0.3%	287	0.3%
Other	120	1.0%	68	0.3%	278	0.3%	245	0.2%
Income tax expense, as reported	$1,174	10.3%	$3,975	17.2%	$18,393	19.1%	$23,507	20.6%
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
The same credit and underwriting policies the Company uses to evaluate and underwrite loans are also used to originate unfunded loan commitments, including obtaining collateral at exercise of the commitment. These unfunded loan commitments are only recorded in the consolidated financial statements when drawn upon and many expire without being used. The Company’s maximum off-balance sheet exposure to credit loss from these unfunded loan commitments is represented by the contractual amount of these instruments.

	September 30,	December 31,
	2024	2023
Commitments to extend credit, excluding interest rate lock commitments	$2,713,360	$2,906,016
Letters of credit	82,284	77,055
Balance at end of period	$2,795,644	$2,983,071
As of September 30, 2024 and December 31, 2023, unfunded loan commitments included above with floating interest rates totaled $2,551,217 and $2,459,669, respectively.
As part of the credit loss process, the Company estimates expected credit losses on its unfunded loan commitments under the CECL methodology. When applying this methodology, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$5,984	$14,810	$8,770	$22,969
Provision for (reversal of) credit losses on unfunded commitments	58	(3,210)	(2,728)	(11,369)
Balance at end of period	$6,042	$11,600	$6,042	$11,600
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased (or indemnified for) was $1,382 and $4,893 for the three and nine months ended September 30, 2024, respectively and $1,631 and $6,328 for the three and nine months ended September 30, 2023, respectively.
The Company maintains a reserve associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company's consolidated balance sheets. The following table summarizes this activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$811	$1,129	$899	$1,621
Provision for (reversal of) loan repurchases or indemnifications	75	(200)	200	(650)
Losses on loans repurchased or indemnified	(178)	—	(391)	(42)
Balance at end of period	$708	$929	$708	$929
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
Note (9)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line items other assets or other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
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
At December 31, 2023, the Company had interest rate swaps designated as fair value hedges to convert fixed rate money market deposits to variable with notional values totaling $200,000 and market values totaling $(4,497) recorded in other liabilities on the consolidated balance sheets. Additionally at December 31, 2023, the Company had an interest rate swap

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
designated as a fair value hedge on subordinated debt with a notional value of $100,000 and market value of $(673) recorded in other liabilities on the consolidated balance sheets. At September 30, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges.
During the nine months ended September 30, 2024, the Company terminated interest rate swaps that were designated as fair value hedges on fixed rate money market deposits as well as a swap agreement designated as a fair value hedge covering subordinated debt that matured. For the terminated swaps, notional values totaled $200,000 and market values totaled $(4,588) at termination. The remaining fair value adjustment on the terminated hedging relationships was amortized into interest expense over the respective contract terms of the original hedges. At September 30, 2024, there was no remaining fair value adjustment on the terminated swaps. For the matured swap, the notional value totaled $100,000 prior to maturity. The swap involved the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreement.
The following discloses the amount of expense included in interest expense on deposits and borrowings, related to the Company's fair value hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Designated fair value hedge:
Interest expense on deposits	$—	$(1,927)	$—	$(5,204)
Interest expense on borrowings	—	(977)	(645)	(2,631)
Total	$—	$(2,904)	$(645)	$(7,835)

During the three and nine months ended September 30, 2024, amortization expense totaling $993 and $4,588, respectively, related to the terminated fair value hedges was recognized as an increase to interest expense on deposits. As of September 30, 2024, there is no remaining fair value adjustment related to the terminated fair value hedges included in money market and savings deposits on the consolidated balance sheets.
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
At December 31, 2023, the Company had interest rate swaps designated as cash flow hedges on subordinated debt with notional values totaling $30,000 and market values totaling $579 recorded in other assets on the consolidated balance sheets. At September 30, 2024, the Company did not have any interest rate swaps that were designated as cash flow hedges.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
During the nine months ended September 30, 2024, the interest rate swaps that were designated as cash flow hedges covering subordinated debt with notional amounts of $30,000 matured.
The Company’s consolidated statements of income included a loss of $5 and a gain of $517 for the three and nine months ended September 30, 2024, respectively, and gains of $267 and $696 for three and nine months ended September 30, 2023, respectively, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were highly effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during any period presented.
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount of loss recognized in other comprehensive income (loss), net of tax benefit of $21, $35, $151 and $99	$(59)	$(101)	$(428)	$(281)
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
The Company enters into interest rate-lock commitments on residential loan commitments that will be held for resale. These are considered derivative instruments with no hedge accounting designation, and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Gains and losses arising from changes in the valuation of the interest rate-lock commitments are recognized currently in earnings and are reflected under the line-item mortgage banking income in the consolidated statements of income.
The Company also enters into forwards, futures and option contracts to economically hedge the change in fair value of mortgage servicing rights. Gains and losses associated with these instruments are included in earnings and are reflected under the line-item mortgage banking income in the consolidated statements of income.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	September 30, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$542,155	$24,725	$24,763
Forward commitments	240,000	—	393
Interest rate-lock commitments	105,714	1,398	—
Futures contracts	263,500	—	1,334
Total	$1,151,369	$26,123	$26,490

	December 31, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$569,865	$32,179	$32,184
Forward commitments	159,000	—	861
Interest rate-lock commitments	69,217	1,203	—
Futures contracts	254,000	777	—
Total	$1,052,082	$34,159	$33,045
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Included in mortgage banking income:
Interest rate lock commitments	$18	$(537)	$194	$(358)
Forward commitments	(1,549)	1,418	(1,115)	2,154
Futures contracts	3,612	(7,009)	(787)	(7,593)
Option contracts	—	—	—	(1,125)
Total	$2,081	$(6,128)	$(1,708)	$(6,922)
Netting of Derivative Instruments
Certain financial instruments, including derivatives, may be eligible for offset on the consolidated balance sheets when the “right of offset” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements, however the Company has not elected to offset such financial instruments on the consolidated balance sheets. The following table presents the Company’s gross derivative positions as recognized on the consolidated balance sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement:

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
September 30, 2024
Derivative financial assets	$21,372	$—	$21,372	$3,452	$—	$17,920
Derivative financial liabilities	$9,721	$—	$9,721	$3,452	$6,269	$—

December 31, 2023
Derivative financial assets	$31,468	$—	$31,468	$6,502	$—	$24,966
Derivative financial liabilities	$11,330	$—	$11,330	$6,502	$4,828	$—
Collateral Requirements
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of September 30, 2024 and December 31, 2023, the Company had collateral posted of $21,791 and $14,042, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are presented in the following tables:

At September 30, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$516,833	$—	$516,833
Mortgage-backed securities - residential	—	879,589	—	879,589
Mortgage-backed securities - commercial	—	16,289	—	16,289
Municipal securities	—	154,229	—	154,229
Corporate securities	—	982	—	982
Total securities	$—	$1,567,922	$—	$1,567,922
Loans held for sale, at fair value	$—	$72,608	$—	$72,608
Mortgage servicing rights	—	—	157,097	157,097
Derivatives	—	26,123	—	26,123
Financial Liabilities:
Derivatives	—	26,490	—	26,490

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$203,956	$—	$203,956
Mortgage-backed securities - residential	—	896,971	—	896,971
Mortgage-backed securities - commercial	—	16,961	—	16,961
Municipal securities	—	242,263	—	242,263
U.S. Treasury securities	—	108,496	—	108,496
Corporate securities	—	3,326	—	3,326
Total securities	$—	$1,471,973	$—	$1,471,973
Loans held for sale, at fair value	$—	$46,618	$—	$46,618
Mortgage servicing rights	—	—	164,249	164,249
Derivatives	—	34,738	—	34,738
Financial Liabilities:
Derivatives	—	38,215	—	38,215

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 are presented in the following tables:

At September 30, 2024	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,243	$2,243
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	2,350	2,350
Construction	—	—	6,958	6,958
Total collateral-dependent loans	$—	$—	$9,308	$9,308

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,400	$2,400
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$12,338	$12,338
Construction	—	—	203	203
Residential real estate:
1-4 family mortgage	—	—	429	429
Consumer and other	—	—	71	71
Total collateral-dependent loans	$—	$—	$13,041	$13,041

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Historically, the Company had a portfolio of acquired commercial loans. There were no such loans outstanding as of September 30, 2024 as the last relationship was exited during the year ended December 31, 2023. These commercial loans were measured at fair value. As such, these loans were excluded from the ACL.
The following table sets forth the changes in fair value associated with this portfolio for the three and nine months ended September 30, 2023:

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
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the three and nine months ended September 30, 2024 and 2023 are detailed at Note 6, “Mortgage servicing rights.”
The following tables present information as of September 30, 2024 and December 31, 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

September 30, 2024
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$9,308	Valuation of collateral	Discount for comparable sales	10%-70%
Other real estate owned	$2,243	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

December 31, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$13,041	Valuation of collateral	Discount for comparable sales	10%-61%
Other real estate owned	$2,400	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of September 30, 2024 and December 31, 2023, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $19,938 and $18,166, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset’s fair value at the date of foreclosure are charged to the allowance for credit losses.

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
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	September 30,	December 31,
	2024	2023
Loans held for sale under a fair value option:
Mortgage loans held for sale	72,608	46,618
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	30,537	21,229
Total loans held for sale	$103,145	$67,847
Mortgage loans held for sale
Net (losses) gains of $(241) and $315 resulting from fair value changes of mortgage loans were recorded in income during the three and nine months ended September 30, 2024, respectively, compared to net losses of $376 and $556 during the three and nine months ended September 30, 2023, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans held for sale. The net change in fair value of these loans held for sale and derivatives resulted in a net loss of $480 and a net gain of $1,337 for the three and nine months ended September 30, 2024, respectively, compared to net losses of $582 and $129 during the three and nine months ended September 30, 2023, respectively. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Aggregate fair value	$72,608	$46,618
Aggregate unpaid principal balance	71,184	45,509
Difference	$1,424	$1,109

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
September 30, 2024	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$951,750	$951,750	$—	$—	$951,750
Investment securities	1,567,922	—	1,567,922	—	1,567,922
Net loans held for investment	9,321,869	—	—	9,053,392	9,053,392
Loans held for sale, at fair value	72,608	—	72,608	—	72,608
Interest receivable	52,228	1,304	7,421	43,503	52,228
Mortgage servicing rights	157,097	—	—	157,097	157,097
Derivatives	26,123	—	26,123	—	26,123
Financial liabilities:
Deposits:
Without stated maturities	$9,078,893	$9,078,893	$—	$—	$9,078,893
With stated maturities	1,897,318	—	1,899,602	—	1,899,602
Securities sold under agreements to repurchase and federal funds purchased	19,708	19,708	—	—	19,708
Subordinated debt, net	130,608	—	—	125,625	125,625
Interest payable	20,581	4,052	16,154	375	20,581
Derivatives	26,490	—	26,490	—	26,490

	Fair Value
December 31, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$810,932	$810,932	$—	$—	$810,932
Investment securities	1,471,973	—	1,471,973	—	1,471,973
Net loans held for investment	9,258,457	—	—	9,068,518	9,068,518
Loans held for sale, at fair value	46,618	—	46,618	—	46,618
Interest receivable	52,715	388	8,551	43,776	52,715
Mortgage servicing rights	164,249	—	—	164,249	164,249
Derivatives	34,738	—	34,738	—	34,738
Financial liabilities:
Deposits:
Without stated maturities	$8,927,654	$8,927,654	$—	$—	$8,927,654
With stated maturities	1,620,633	—	1,614,400	—	1,614,400
Securities sold under agreements to repurchase and federal funds purchased	108,764	108,764	—	—	108,764
Bank Term Funding Program	130,000	—	130,000	—	130,000
Subordinated debt, net	129,645	—	—	122,671	122,671
Interest payable	18,809	4,104	13,205	1,500	18,809
Derivatives	38,215	—	38,215	—	38,215
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
The following tables present selected financial information with respect to the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024	Banking	Mortgage	Consolidated
Net interest income	$104,335	$1,682	$106,017
Provisions for credit losses	1,861	53	1,914
Mortgage banking income	—	16,043	16,043
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,490)	(4,490)
Other noninterest (loss) income	(28,370)	320	(28,050)
Depreciation and amortization	3,141	114	3,255
Amortization of intangibles	719	—	719
Other noninterest mortgage banking expense	—	—	—
Other noninterest expense	59,425	12,813	72,238
Income before income taxes	$10,819	$575	$11,394
Income tax expense			1,174
Net income applicable to FB Financial Corporation and noncontrolling interest			10,220
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$10,220
Total assets	$12,337,135	$583,087	$12,920,222
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.

Three Months Ended September 30, 2023	Banking	Mortgage	Consolidated
Net interest income	$99,359	$1,567	$100,926
Provisions for (reversals of) credit losses	3,253	(432)	2,821
Mortgage banking income	—	15,722	15,722
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,724)	(3,724)
Other noninterest (loss) income	(4,031)	75	(3,956)
Depreciation and amortization	2,514	167	2,681
Amortization of intangibles	889	—	889
Other noninterest mortgage banking expense	—	—	—
Other noninterest expense	65,309	14,118	79,427
Income (loss) before income taxes	$23,363	$(213)	$23,150
Income tax expense			3,975
Net income applicable to FB Financial Corporation and noncontrolling interest			19,175
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$19,175
Total assets	$11,904,608	$585,023	$12,489,631
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)

Nine Months Ended September 30, 2024	Banking(2)	Mortgage	Consolidated
Net interest income	$303,990	$4,132	$308,122
Provisions for (reversals of) credit losses	5,131	(211)	4,920
Mortgage banking income	—	47,915	47,915
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(11,867)	(11,867)
Other noninterest (loss) income	(19,687)	712	(18,975)
Depreciation and amortization	8,594	363	8,957
Amortization of intangibles	2,260	—	2,260
Other noninterest expense	175,104	37,404	212,508
Income before income taxes	$93,214	$3,336	$96,550
Income tax expense			18,393
Net income applicable to FB Financial Corporation and noncontrolling interest			78,157
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$78,149
Total assets	$12,337,135	$583,087	$12,920,222
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.

Nine Months Ended September 30, 2023	Banking(2)	Mortgage	Consolidated
Net interest income	$301,438	$4,691	$306,129
Provisions for (reversals of) credit losses	2,316	(82)	2,234
Mortgage banking income	—	47,669	47,669
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(11,353)	(11,353)
Other noninterest income (loss)	18,942	(54)	18,888
Depreciation and amortization	6,783	578	7,361
Amortization of intangibles	2,819	—	2,819
Other noninterest expense	192,070	42,479	234,549
Income (loss) before income taxes	$116,392	$(2,022)	$114,370
Income tax expense			23,507
Net income applicable to FB Financial Corporation and noncontrolling interest			90,863
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$90,855
Total assets	$11,904,608	$585,023	$12,489,631
Goodwill	242,561	—	242,561
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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of September 30, 2024 and December 31, 2023, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
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
Actual and required capital amounts and ratios are included below as of the dates indicated.

September 30, 2024	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,686,651	15.1%	$1,170,701	10.5%	N/A	N/A
FirstBank	1,651,199	14.9%	1,167,269	10.5%	$1,111,684	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,447,410	13.0%	$947,711	8.5%	N/A	N/A
FirstBank	1,412,362	12.7%	944,932	8.5%	$889,347	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,417,410	12.7%	$780,468	7.0%	N/A	N/A
FirstBank	1,412,362	12.7%	778,179	7.0%	$722,595	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,447,410	11.5%	$505,439	4.0%	N/A	N/A
FirstBank	1,412,362	11.2%	504,643	4.0%	$630,804	5.0%

December 31, 2023	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,635,848	14.5%	$1,182,028	10.5%	N/A	N/A
FirstBank	1,600,950	14.2%	1,179,886	10.5%	$1,123,701	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,405,890	12.5%	$956,880	8.5%	N/A	N/A
FirstBank	1,370,991	12.2%	955,145	8.5%	$898,960	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,375,890	12.2%	$788,018	7.0%	N/A	N/A
FirstBank	1,370,991	12.2%	786,590	7.0%	$730,405	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,405,890	11.3%	$496,485	4.0%	N/A	N/A
FirstBank	1,370,991	11.1%	495,761	4.0%	$619,701	5.0%

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
The following table summarizes changes in RSUs for the nine months ended September 30, 2024:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	323,520	$37.52
Granted	178,570	35.87
Vested	(144,860)	37.94
Forfeited	(8,279)	37.55
Balance at end of period (unvested)	348,951	$36.51
The total fair value of RSUs vested and released was $207 and $5,496 for the three and nine months ended September 30, 2024, respectively, and $1,208 and $7,601 for the three and nine months ended September 30, 2023, respectively.
The compensation cost related to these grants and vesting of RSUs was $1,744 and $5,741 for the three and nine months ended September 30, 2024, respectively, and $1,965 and $5,859 for the three and nine months ended September 30, 2023, respectively. This includes amounts paid related to director grants and compensation elected to be settled in stock amounting to $237 and $584 during the three and nine months ended September 30, 2024, respectively, and $179 and $626 for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, there was $8,225 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.81 years. Additionally, as of September 30, 2024, there were 1,356,587 shares available for issuance under the Company’s stock compensation plans. As of September 30, 2024 and December 31, 2023, there was $291 and $268, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying RSUs.
Performance-Based Restricted Stock Units
The Company awards PSUs to certain employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company’s achievement of certain performance metrics over a fixed three-year performance period. The number of shares issued upon vesting can range from 0% to 200% of the PSUs granted.
For PSUs granted prior to December 31, 2023, performance factors will be based on the Company’s achievement of core return on average tangible common equity over the performance period relative to a predefined peer group.
For PSUs granted after December 31, 2023, performance factors will be based on a combination of the same metric discussed above as well as the Company’s adjusted tangible book value over the performance period.
Compensation expense for PSUs is estimated each period based on the fair value of the Company’s stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
The following table summarizes information about the changes in PSUs as of and for the nine months ended September 30, 2024:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	176,163	$40.86
Granted	100,267	35.60
Performance adjustment (2)	(9,778)	42.71
Vested	(40,071)	42.71
Forfeited or expired	(3,188)	38.07
Balance at end of period (unvested)	223,393	$38.06
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company’s outstanding PSUs as of September 30, 2024:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2022	$44.44	2022 to 2024	48,710
2023	$37.17	2023 to 2025	75,893
2024	$35.60	2024 to 2026	98,790
The Company recorded compensation cost of $607 and $1,520 for the for the three and nine months ended September 30, 2024, respectively, and $819 and $2,458 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $13,395, and the weighted average remaining performance period over which the cost could be recognized was 1.95 years. As of September 30, 2024 and December 31, 2023, there was $179 and $85, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 11,256 and 12,306 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $473 and $381, during the three months ended September 30, 2024 and 2023, respectively. There were 21,862 and 20,520 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $861 and $686, during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there were 2,272,364 shares available for issuance under the ESPP.
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
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2024	$49,073
New loans and advances	1,681
Change in related party status	—
Repayments	(22,002)
Loans outstanding at September 30, 2024	$28,752

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Unaudited)
(Dollar amounts are in thousands, except share and per share amounts)
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $30,044 and $44,206 at September 30, 2024 and December 31, 2023, respectively.
Deposits
The Bank held deposits from related parties totaling $184,108 and $316,141 as of September 30, 2024 and December 31, 2023, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $100 and $311 for the three and nine months ended September 30, 2024, respectively, and $102 and $295 for the three and nine months ended September 30, 2023, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income of $3 and $46 during the three and nine months ended September 30, 2024, respectively, and $15 and $26 during the three and nine months ended September 30, 2023, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. This investment was accounted for as an equity method investment as of September 30, 2024 and as an equity security without readily determinable market value as of December 31, 2023. In the third quarter of 2024, the Company acquired additional equity securities in the privately held entity and determined that the Company can exercise significant influence over the entity. In connection with this investment, two Company employees serve on the entity's board of directors. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $20,000 and $10,000 as of September 30, 2024 and December 31, 2023, respectively. No gains or losses have been recognized to date associated with this investment.
The Company also has a master loan purchase agreement with this privately held entity to purchase up to $250,000 in manufactured loan housing production over an initial five-year term. Under this agreement, the Company purchased $16,970 and $43,776 of loans for the three and nine months ended September 30, 2024, respectively, and purchased $12,676 and $19,125 of loans for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the amortized cost of these loans HFI amounted to $73,808 and $32,154, respectively.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of September 30, 2024 and December 31, 2023, and our results of operations for the three and nine months ended September 30, 2024 and 2023, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on February 27, 2024, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management’s current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes in government interest rate policies and its impact on the Company’s business, net interest margin, and mortgage operations, (3) any continuation of the recent turmoil in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response, (4) increased competition for deposits, (5) the Company’s ability to effectively manage problem credits, (6) any deterioration in commercial real estate market fundamentals, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the effectiveness of the Company’s cybersecurity controls and procedures to prevent and mitigate attempted intrusions, (11) the Company’s dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (12) the impact of natural disasters, pandemics, and/or acts of war or terrorism, (13) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and (14) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

Critical accounting policies
Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards if applicable, are discussed in further detail in Note 1, “Basis of presentation,” in the notes to our consolidated financial statements in our Annual Report.

Financial highlights
The following table presents certain selected historical consolidated income statement and balance sheet data and key performance indicators and other measures as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended		As of or for the nine months ended		As of or for the year-ended
	September 30,		September 30,		December 31,
(dollars in thousands, except share data)	2024	2023	2024	2023	2023
Selected Balance Sheet Data
Cash and cash equivalents	$951,750	$848,318	$951,750	$848,318	$810,932
Investment securities, at fair value	1,567,922	1,351,153	1,567,922	1,351,153	1,471,973
Loans held for sale	103,145	103,858	103,145	103,858	67,847
Loans HFI	9,478,129	9,287,225	9,478,129	9,287,225	9,408,783
Allowance for credit losses on loans HFI	(156,260)	(146,134)	(156,260)	(146,134)	(150,326)
Total assets	12,920,222	12,489,631	12,920,222	12,489,631	12,604,403
Interest-bearing deposits (non-brokered)	8,230,867	8,105,713	8,230,867	8,105,713	8,179,430
Brokered deposits	519,200	174,920	519,200	174,920	150,475
Noninterest-bearing deposits	2,226,144	2,358,435	2,226,144	2,358,435	2,218,382
Total deposits	10,976,211	10,639,068	10,976,211	10,639,068	10,548,287
Borrowings	182,107	226,689	182,107	226,689	390,964
Allowance for credit losses on unfunded commitments	(6,042)	(11,600)	(6,042)	(11,600)	8,770
Total common shareholders’ equity	1,562,329	1,372,901	1,562,329	1,372,901	1,454,794
Selected Statement of Income Data
Total interest income	$185,628	$173,912	$539,169	$503,575	$678,410
Total interest expense	79,611	72,986	231,047	197,446	271,193
Net interest income	106,017	100,926	308,122	306,129	407,217
Provisions for credit losses	1,914	2,821	4,920	2,234	2,539
Total noninterest (loss) income	(16,497)	8,042	17,073	55,204	70,543
Total noninterest expense	76,212	82,997	223,725	244,729	324,929
Income before income taxes	11,394	23,150	96,550	114,370	150,292
Income tax expense	1,174	3,975	18,393	23,507	30,052
Net income applicable to noncontrolling interest	—	—	8	8	16
Net income applicable to FB Financial Corporation	$10,220	$19,175	$78,149	$90,855	$120,224
Net interest income (tax-equivalent basis)	$106,634	$101,762	$310,087	$308,638	$410,562
Per Common Share
Basic net income	$0.22	$0.41	$1.67	$1.94	$2.57
Diluted net income	0.22	0.41	1.67	1.94	2.57
Book value(1)	33.48	29.31	33.48	29.31	31.05
Tangible book value(2)	28.15	23.93	28.15	23.93	25.69
Cash dividends declared	0.17	0.15	0.51	0.45	0.60
Selected Ratios
Return on average:
Assets(3)	0.32%	0.61%	0.83%	0.95%	0.95%
Common shareholders’ equity(3)	2.67%	5.46%	7.02%	8.86%	8.74%
Tangible common equity(2)	3.19%	6.67%	8.45%	10.9%	10.7%
Efficiency ratio	85.1%	76.2%	68.8%	67.7%	68.0%
Core efficiency ratio (tax-equivalent basis)(2)	58.4%	63.1%	58.2%	63.3%	62.9%
Loans HFI to deposit ratio	86.4%	87.3%	86.4%	87.3%	89.2%
Noninterest-bearing deposits to total deposits	20.3%	22.2%	20.3%	22.2%	21.0%
Net interest margin (tax-equivalent basis)	3.55%	3.42%	3.51%	3.44%	3.44%
Yield on interest-earning assets	6.20%	5.87%	6.13%	5.64%	5.72%
Cost of interest-bearing liabilities	3.63%	3.41%	3.58%	3.05%	3.16%
Cost of total deposits	2.83%	2.58%	2.79%	2.30%	2.39%

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
	2024	2023	2024	2023	2023
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.65%	1.57%	1.65%	1.57%	1.60%
Annualized net charge-offs as a percentage of average loans HFI	(0.03)%	(0.02)%	(0.02)%	(0.02)%	(0.01)%
Nonperforming loans HFI as a percentage of loans HFI	0.96%	0.59%	0.96%	0.59%	0.65%
Nonperforming assets as a percentage of total assets(4)	0.99%	0.71%	0.99%	0.71%	0.69%
Capital Ratios (Company)
Total common shareholders’ equity to assets	12.1%	11.0%	12.1%	11.0%	11.5%
Tangible common equity to tangible assets(2)	10.4%	9.16%	10.4%	9.16%	9.74%
Tier 1 leverage	11.5%	11.0%	11.5%	11.0%	11.3%
Tier 1 risk-based capital	13.0%	12.1%	13.0%	12.1%	12.5%
Total risk-based capital	15.1%	14.1%	15.1%	14.1%	14.5%
Common Equity Tier 1	12.7%	11.8%	12.7%	11.8%	12.2%
(1)Book value per share equals our total common shareholders’ equity divided by the number of shares of our common stock outstanding as of the date presented.
(2)Non-GAAP financial measure; See "GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(3)ROAA and ROAE is calculated by dividing annualized net income or loss by average assets or average equity.
(4)Includes $30,537, $22,074 and $21,229 of optional rights to repurchase delinquent GNMA loans as of September 30, 2024, September 30, 2023 and December 31, 2023, respectively.

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

The following table presents a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$76,212	$82,997	$223,725	$244,729	$324,929
Less early retirement and severance costs	—	4,809	1,015	6,235	8,449
Less (gain) loss on lease terminations	—	—	—	(73)	1,770
Less FDIC special assessment	—	—	500	—	1,788
Core noninterest expense	$76,212	$78,188	$222,210	$238,567	$312,922
Net interest income	$106,017	$100,926	$308,122	$306,129	$407,217
Net interest income (tax-equivalent basis)	106,634	101,762	310,087	308,638	410,562
Total noninterest (loss) income	(16,497)	8,042	17,073	55,204	70,543
Less loss from securities, net	(40,165)	(14,197)	(56,378)	(14,156)	(13,973)
Less (loss) gain on sales or write-downs of other real estate owned and other assets	(289)	115	(5)	465	(27)
Less cash life insurance benefit	—	—	2,057	—	—
Less (loss) gain on change in fair value of commercial loans held for sale acquired in previous business combination	—	(7)	—	895	(2,114)
Core noninterest income	$23,957	$22,131	$71,399	$68,000	$86,657
Total revenue	$89,520	$108,968	$325,195	$361,333	$477,760
Core revenue (tax-equivalent basis)	$130,591	$123,893	$381,486	$376,638	$497,219
Efficiency ratio	85.1%	76.2%	68.8%	67.7%	68.0%
Core efficiency ratio (tax-equivalent basis)	58.4%	63.1%	58.2%	63.3%	62.9%

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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders’ equity to total assets:

	September 30,		December 31,
(dollars in thousands, except share data)	2024	2023	2023
Tangible assets
Total assets	$12,920,222	$12,489,631	$12,604,403
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(6,449)	(9,549)	(8,709)
Tangible assets	$12,671,212	$12,237,521	$12,353,133
Tangible common equity
Total common shareholders’ equity	$1,562,329	$1,372,901	$1,454,794
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(6,449)	(9,549)	(8,709)
Tangible common equity	$1,313,319	$1,120,791	$1,203,524
Common shares outstanding	46,658,019	46,839,159	46,848,934
Book value per common share	$33.48	$29.31	$31.05
Tangible book value per common share	$28.15	$23.93	$25.69
Total common shareholders’ equity to total assets	12.1%	11.0%	11.5%
Tangible common equity to tangible assets	10.4%	9.16%	9.74%
Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders’ equity and excludes the impact of goodwill and other intangibles. This measurement is used by management to provide a depiction of our profitability without being impacted by intangible assets, as intangible assets are not directly managed to generate earnings. The most directly comparable financial measure calculated in accordance with GAAP is return on average common shareholders' equity.
The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders’ equity and return on average tangible common equity to return on average shareholders’ equity:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2024	2023	2024	2023	2023
Return on average tangible common equity
Total average common shareholders’ equity	$1,523,597	$1,393,253	$1,486,010	$1,371,278	$1,374,831
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)	(242,561)	(242,561)
Average intangibles, net	(6,795)	(10,011)	(7,536)	(10,922)	(10,472)
Average tangible common equity	$1,274,241	$1,140,681	$1,235,913	$1,117,795	$1,121,798
Net income applicable to FB Financial Corporation	$10,220	$19,175	$78,149	$90,855	$120,224
Return on average common shareholders’ equity	2.67%	5.46%	7.02%	8.86%	8.74%
Return on average tangible common equity	3.19%	6.67%	8.45%	10.9%	10.7%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of September 30, 2024, our footprint included 77 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. Our banking services extend to 17 community markets throughout Tennessee and North Georgia. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Our net income decreased during the three months ended September 30, 2024 to $10.2 million from $19.2 million for the three months ended September 30, 2023. Diluted earnings per common share were $0.22 and $0.41 for the three months ended September 30, 2024 and 2023, respectively. Our net income represented a ROAA of 0.32% and 0.61% for the three months ended September 30, 2024 and 2023, respectively, and a ROAE of 2.67% and 5.46% for the same periods. Our ROATCE for the three months ended September 30, 2024 and 2023 were 3.19% and 6.67%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended September 30, 2024, our net interest income increased to $106.0 million compared with $100.9 million in the three months ended September 30, 2023. Our net interest margin, on a tax-equivalent basis, increased to 3.55% for the three months ended September 30, 2024 as compared to 3.42% for the three months ended September 30, 2023. The increase in net interest margin was primarily driven by higher rates for loans HFI and taxable AFS debt securities offset by a smaller increase in the volume of interest-earnings assets compared to interest-bearing liabilities.
Noninterest income for the three months ended September 30, 2024 decreased by $24.5 million to a loss of $16.5 million, compared to $8.0 million for the three months ended September 30, 2023. The decrease was primarily the result of management’s election to sell $318.6 million of AFS debt securities, which resulted in a $40.2 million net loss on investment securities during the three months ended September 30, 2024 compared to a $14.2 million net loss on investment securities primarily related to the sale of $76.6 million of AFS debt securities during the three months ended September 30, 2023. Refer to the section “Other earnings assets” for additional information on the sale of the AFS debt securities.
Noninterest expense decreased to $76.2 million for the three months ended September 30, 2024, compared with $83.0 million for the three months ended September 30, 2023. The decrease in noninterest expense is due to decreases in salaries, commissions and employee benefits of $7.0 million primarily related to the Company’s efficiency and scalability initiatives and updated methodology of deferrals for loan fees and loan origination expenses.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Our net income decreased during the nine months ended September 30, 2024 to $78.2 million from $90.9 million for the nine months ended September 30, 2023. Diluted earnings per common share were $1.67 and $1.94 for the nine months ended September 30, 2024 and 2023, respectively. Our net income represented a ROAA of 0.83% and 0.95% for the nine months ended September 30, 2024 and 2023, respectively, and a ROAE of 7.02% and 8.86% for the same periods. Our ROATCE for the nine months ended September 30, 2024 and 2023 were 8.45% and 10.9%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the nine months ended September 30, 2024, our net interest income increased to $308.1 million from $306.1 million for the nine months ended September 30, 2023. Our net interest margin, on a tax-equivalent basis, increased to 3.51% for the nine months ended September 30, 2024 as compared to 3.44% for the nine months ended September 30, 2023. The increase in net interest margin was primarily driven by higher interest rates mostly offset by our volume of interest-earnings assets decreasing compared to an increase in our interest-bearing liabilities.
Noninterest income for the nine months ended September 30, 2024 decreased by $38.1 million to $17.1 million, down from $55.2 million for the nine months ended September 30, 2023. The decrease in noninterest income was primarily due to a $56.4 million net loss on investment securities related to the sale of $526.4 million of AFS debt securities during the nine months ended September 30, 2024 compared to a $14.2 million net loss on investment securities primarily related to the sale of $76.6 million of AFS debt securities during the nine months ended September 30, 2023. Refer to the section “Other earnings assets” for additional information on the sale of the AFS debt securities. The decrease was partially offset by a $2.1 million increase in investment services and trust income and a $2.1 million cash life insurance benefit during the nine months ended September 30, 2024.
Noninterest expense decreased to $223.7 million for the nine months ended September 30, 2024, compared with $244.7 million for the nine months ended September 30, 2023. The decrease in noninterest expense is due to decreases in salaries, commissions and employee benefits of $16.9 million primarily related to the Company’s efficiency and scalability initiatives and updated methodology of deferrals for loan fees and loan origination expenses. Additionally, the decrease is reflective of decreases in advertising, legal and professional expenses and franchise tax expense.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Income before taxes from the Banking segment decreased for the three months ended September 30, 2024 to $10.8 million, compared to $23.4 million for the three months ended September 30, 2023. Net interest income increased by $5.0 million to $104.3 million during the three months ended September 30, 2024 compared to $99.4 million during the three months ended September 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $1.9 million of provision expense during the three months ended September 30, 2024 compared to $3.3 million during the three months ended September 30, 2023. The Banking segment recorded a noninterest loss of $28.4 million in the three months ended September 30, 2024 compared to a $4.0 million loss in the three months ended September 30, 2023. This decrease includes a net loss on investment securities of $40.2 million associated with the sale of $318.6 million AFS debt securities during the three months ended September 30, 2024 compared to a $14.2 million net loss on investment securities primarily related to the sale of $76.6 million of AFS debt securities during the three months ended September 30, 2023. Noninterest expense decreased to $63.3 million for three months ended September 30, 2024 compared to $68.7 million for the three months ended September 30, 2023 due primarily to a decrease in salaries associated with our efficiency and scalability initiatives and updated methodology of deferrals for loan fees and loan origination expenses.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Income before taxes from the Banking segment decreased for the nine months ended September 30, 2024 to $93.2 million, compared to $116.4 million for the nine months ended September 30, 2023. Net interest income increased by $2.6 million to $304.0 million during the nine months ended September 30, 2024 compared to $301.4 million during the nine months ended September 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $5.1 million of provision expense during the nine months ended September 30, 2024 compared to $2.3 million during the nine months ended September 30, 2023. The Banking segment recorded a noninterest loss of $19.7 million in the nine months ended September 30, 2024 as compared to income of $18.9 million in the nine months ended September 30, 2023. This decrease includes a net loss on investment securities of $56.4 million associated with the sale of $526.4 million AFS debt securities during the nine months ended September 30, 2024 compared with a net loss on investment securities of $14.2 million as noted above for the nine months ended September 30, 2023. Noninterest expense decreased to

$186.0 million for nine months ended September 30, 2024 compared to $201.7 million for the nine months ended September 30, 2023 due to decreases in salaries, advertising, legal and professional fees and franchise tax expense.
Mortgage
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Activity in our Mortgage segment resulted in a pre-tax net contribution of $0.6 million for the three months ended September 30, 2024 compared to a $0.2 million pre-tax net loss for the three months ended September 30, 2023. Net interest income was $1.7 million for the three months ended September 30, 2024 and $1.6 million for the three months ended September 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $0.1 million during the three months ended September 30, 2024 compared to a reversal of $0.4 million of provision expense during the three months ended September 30, 2023. Mortgage banking income decreased $0.4 million to $11.6 million during the three months ended September 30, 2024 compared to $12.0 million for the three months ended September 30, 2023. As noted below, mortgage banking income includes origination fees and realized gains and losses on the sale of mortgage loans, change in fair value of mortgage loans and derivatives, and mortgage loan servicing fees, which includes the net change in fair value of MSRs and related derivatives. Mortgage banking income is initially driven by the recognition of interest rate lock commitments at fair value at inception. This is subsequently adjusted for changes in the overall interest rate environment offset by derivative contracts entered into to mitigate the interest rate exposure. Upon sale of the loan, the net fair value gain is reclassified as a realized gain on sale.
The components of mortgage banking income for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$9,279	$8,941
Net change in fair value of loans held for sale and derivatives	(480)	(582)
Change in fair value on MSRs, net of hedging	(4,490)	(3,724)
Mortgage servicing income	7,244	7,363
Total mortgage banking income	$11,553	$11,998
Interest rate lock commitment volume	$381,240	$373,068
Interest rate lock commitment volume by purpose (%):
Purchase	82.5%	88.5%
Refinance	17.5%	11.5%
Mortgage sales	$327,270	$325,321
Mortgage sale margin	2.84%	2.75%
Closing volume	$317,502	$328,169
Outstanding principal balance of mortgage loans serviced	$10,402,118	$10,875,274
Noninterest expense for the three months ended September 30, 2024 and 2023 was $12.9 million and $14.3 million, respectively. This decrease is reflective of a decrease in salaries and employee benefits associated with our efficiency and scalability initiatives.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Activity in our Mortgage segment resulted in a pre-tax net contribution of $3.3 million for the nine months ended September 30, 2024 compared to a $2.0 million pre-tax net loss for the nine months ended September 30, 2023. Net interest income was $4.1 million for the nine months ended September 30, 2024 compared to $4.7 million for the nine months ended September 30, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in a reversal of $0.2 million of provision expense during the nine months ended September 30, 2024 compared to a reversal of $0.1 million of provision expense during the nine months ended September 30, 2023. Mortgage banking income decreased $0.3 million to $36.0 million during the nine months ended September 30, 2024 compared to $36.3 million for the nine months ended September 30, 2023.

The components of mortgage banking income for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$24,671	$25,081
Net change in fair value of loans held for sale and derivatives	1,337	(129)
Change in fair value on MSRs, net of hedging	(11,867)	(11,353)
Mortgage servicing income	21,907	22,717
Total mortgage banking income	$36,048	$36,316
Interest rate lock commitment volume	$1,143,603	$1,151,061
Interest rate lock commitment volume by purpose (%):
Purchase	84.8%	87.9%
Refinance	15.2%	12.1%
Mortgage sales	$885,775	$987,954
Mortgage sale margin	2.79%	2.54%
Closing volume	$913,315	$970,131
Outstanding principal balance of mortgage loans serviced	$10,402,118	$10,875,274
Noninterest expense for the nine months ended September 30, 2024 and 2023 was $37.8 million and $43.1 million, respectively. This decrease is reflective of a decrease in salaries and employee benefits associated with our efficiency and scalability initiatives.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2024 and 2023.
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
During the three and nine months ended September 30, 2024, the U.S. Treasury yield curve continued its path towards normalization and became less inverted as long-term note and bond rates decreased at a slower pace than shorter-term note rates. The curve remained inverted as of September 30, 2024, which is in contrast to the more normalized upward sloping U.S. Treasury yield curve exhibited during the three and nine months ended September 30, 2023. The Federal Funds Target Rate range was 4.75% - 5.00% and 5.25% - 5.50% as of September 30, 2024 and December 31, 2023, respectively. During the Federal Open Market Committee’s September 18, 2024 meeting, the federal funds rate was lowered 50 basis points, which was the first rate change since July 2023.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net interest income increased to $106.6 million for the three months ended September 30, 2024 as compared to $101.8 million for the three months ended September 30, 2023. The change in net interest income was driven by a $11.5 million increase in interest income partially offset by an increase in interest expense of $6.6 million. Further discussion of the changes to interest income and expense are discussed below.

Interest income was $186.2 million for the three months ended September 30, 2024, compared to $174.7 million for the three months ended September 30, 2023, an increase of $11.5 million, which was primarily driven by an increase in yields and somewhat by an increase in volume of loans HFI and taxable investment securities.
Interest income on loans HFI increased $4.7 million to $157.8 million for the three months ended September 30, 2024 from $153.0 million for the three months ended September 30, 2023 primarily due to higher yields with a secondary driver of increased volume. The yield on loans HFI was 6.70% for the three months ended September 30, 2024, up 16 basis points from the three months ended September 30, 2023.
The components of our loan yield for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024		2023
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan HFI yield components:
Contractual interest rate on loans HFI(1)	$155,884	6.62%	$147,806	6.32%
Origination and other loan fee income	1,779	0.08%	4,345	0.19%
(Amortization) accretion on purchased loans	(10)	—%	312	0.01%
Nonaccrual interest collections	98	—%	575	0.02%
Total loan HFI yield	$157,751	6.70%	$153,038	6.54%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Interest income on taxable investment securities increased $7.5 million to $13.9 million for the three months ended September 30, 2024 from $6.4 million for the three months ended September 30, 2023 due to the reinvestment of proceeds from the sale of AFS debt securities that were sold during the second half of 2023 and first nine months of 2024 to higher yielding U.S. government agency and mortgage-backed securities. The yield on taxable investment securities increased 184 basis points to 3.73% for the three months ended September 30, 2024 compared to 1.89% for the three months ended September 30, 2023.
Interest expense was $79.6 million for the three months ended September 30, 2024, an increase of $6.6 million as compared to the three months ended September 30, 2023. The increase in interest expense was driven equally by an increase in the average balance of interest-bearing liabilities which increased interest expense $3.6 million and an increase in the rate paid on interest-bearing liabilities which increased interest expense $3.0 million over the comparative time period. Increases in average balances of interest-bearing liabilities were led by brokered and internet time deposits of $140.0 million for the three months ended September 30, 2024 due to the issuance of brokered deposits as we took advantage of favorable relative terms available during the quarter. Notable contributors to the increase in interest expense are attributable to the rate paid on interest-bearing liabilities, including money market and customer time deposits, which increased $2.7 million and $1.6 million, respectively, from the three months ended September 30, 2023. These increases were most significantly influenced by increases in rates paid on these balances. The average rate on money market deposits increased 15 basis points to 3.93% for the three months ended September 30, 2024 from 3.78% for the three months ended September 30, 2023. The average rate on customer time deposits increased 60 basis points to 3.97% for the three months ended September 30, 2024 from 3.37% for the three months ended September 30, 2023.
More broadly, total cost of interest-bearing deposits was 3.58% for the three months ended September 30, 2024 compared to 3.33% for the three months ended September 30, 2023. As interest rates on deposits increase, we tend to experience some movement between deposit types as customers seek higher interest rates and shift from noninterest-bearing deposit accounts to interest-bearing deposit products.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,362,937	$157,751	6.70%	$9,280,530	$153,038	6.54%
Mortgage loans held for sale	66,828	1,102	6.56%	60,291	1,047	6.89%
Commercial loans held for sale	—	—	—%	9,259	—	—%
Investment securities:
Taxable	1,487,200	13,943	3.73%	1,344,052	6,399	1.89%
Tax-exempt(2)	181,465	1,493	3.27%	291,863	2,428	3.30%
Total investment securities(2)	1,668,665	15,436	3.68%	1,635,915	8,827	2.14%
Federal funds sold and reverse repurchase agreements	118,715	1,687	5.65%	95,326	1,375	5.72%
Interest-bearing deposits with other financial institutions	701,666	9,519	5.40%	696,600	9,620	5.48%
FHLB stock	32,919	750	9.06%	36,624	841	9.11%
Total interest-earning assets(2)	11,951,730	186,245	6.20%	11,814,545	174,748	5.87%
Noninterest-earning assets:
Cash and due from banks	131,308			128,780
Allowance for credit losses on loans HFI	(155,665)			(140,033)
Other assets (3)(4)	814,577			753,866
Total noninterest-earning assets	790,220			742,613
Total assets	$12,741,950			$12,557,158
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,624,046	$20,998	3.18%	$2,668,970	$20,506	3.05%
Money market deposits	3,802,818	37,574	3.93%	3,661,262	34,902	3.78%
Savings deposits	357,165	65	0.07%	410,403	65	0.06%
Customer time deposits	1,349,986	13,479	3.97%	1,400,290	11,909	3.37%
Brokered and internet time deposits	322,667	3,972	4.90%	182,652	2,444	5.31%
Time deposits	1,672,653	17,451	4.15%	1,582,942	14,353	3.60%
Total interest-bearing deposits	8,456,682	76,088	3.58%	8,323,577	69,826	3.33%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	21,734	79	1.45%	30,520	349	4.54%
Federal Home Loan Bank advances	—	—	—%	13,859	204	5.84%
Subordinated debt	130,561	1,900	5.79%	127,605	2,600	8.08%
Other borrowings	125,616	1,544	4.89%	1,365	7	2.03%
Total other interest-bearing liabilities	277,911	3,523	5.04%	173,349	3,160	7.23%
Total Interest-bearing liabilities	8,734,593	79,611	3.63%	8,496,926	72,986	3.41%
Noninterest-bearing liabilities:
Demand deposits	2,241,512			2,410,280
Other liabilities(4)	242,155			256,606
Total noninterest-bearing liabilities	2,483,667			2,666,886
Total liabilities	11,218,260			11,163,812
FB Financial Corporation common shareholders’ equity	1,523,597			1,393,253
Noncontrolling interest	93			93
Shareholders’ equity	1,523,690			1,393,346
Total liabilities and shareholders’ equity	$12,741,950			$12,557,158
Net interest income (tax-equivalent basis)(2)		$106,634			$101,762
Interest rate spread (tax-equivalent basis)(2)			2.57%			2.46%
Net interest margin (tax-equivalent basis)(2)(5)			3.55%			3.42%
Cost of total deposits			2.83%			2.58%
Average interest-earning assets to average interest-bearing liabilities			136.8%			139.0%
(1) Average balances of nonaccrual loans and overdrafts are included in average loan balances (before deduction of ACL).
(2) Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-
     equivalent basis. The net taxable-equivalent adjustment amounts included were $0.6 million and $0.8 million the three months ended September 30, 2024 and 2023, respectively.
(3) Includes average net unrealized losses on investment securities available for sale of $153.8 million and $232.6 million for the three months ended September 30, 2024 and 2023, respectively.
(4) Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $25.5 million and $19.1 million for the three months ended September 30, 2024 and 2023, respectively.
(5) The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended September 30, 2024 and 2023. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended September 30, 2024 compared to three months ended September 30, 2023 due to changes in
(dollars in thousands)	Volume	Yield/ rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$1,388	$3,325	$4,713
Loans held for sale - mortgage	108	(53)	55
Loans held for sale - commercial	—	—	—
Investment securities:
Taxable	1,342	6,202	7,544
Tax Exempt(2)	(908)	(27)	(935)
Federal funds sold and reverse repurchase agreements	332	(20)	312
Interest-bearing deposits with other financial institutions	69	(170)	(101)
FHLB stock	(84)	(7)	(91)
Total interest income(2)	2,247	9,250	11,497
Interest-bearing liabilities:
Interest-bearing checking	(359)	851	492
Money market deposits	1,399	1,273	2,672
Savings deposits	(10)	10	—
Customer time deposits	(502)	2,072	1,570
Brokered and internet time deposits	1,724	(196)	1,528
Securities sold under agreements to repurchase and federal funds purchased	(32)	(238)	(270)
Federal Home Loan Bank advances	(204)	—	(204)
Subordinated debt	43	(743)	(700)
Other borrowings	1,527	10	1,537
Total interest expense	3,586	3,039	6,625
Change in net interest income(2)	$(1,339)	$6,211	$4,872
(1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.6 million and $0.8 million the three months ended September 30, 2024 and 2023, respectively.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Net interest income was relatively flat for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, increasing $1.4 million to $310.1 million from $308.6 million. Increases in interest income of $35.1 million were largely offset by increases in interest expense of $33.6 million for the nine months ended September 30, 2024 compared to the prior period. The increase in interest income for the current year period was driven by an increase in yields on average earning assets incrementally offset by decreases in the average volume of interest-bearing deposits with other financial institutions. The increase in interest expense was primarily driven increases in the rate paid on interest-bearing liabilities.
Interest income on loans HFI increased $26.0 million to $466.9 million for the nine months ended September 30, 2024 from $440.9 million for the nine months ended September 30, 2023 due primarily to increasing yields. The average yield on loans HFI increased by 37 basis points period-over-period to 6.68% for the nine months ended September 30, 2024 from 6.31% for the nine months ended September 30, 2023.
The components of our loan yield for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024		2023
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$460,796	6.59%	$428,000	6.13%
Origination and other loan fee income	4,506	0.06%	11,353	0.16%
Accretion on purchased loans	538	0.01%	617	0.01%
Nonaccrual interest collections	1,093	0.02%	950	0.01%
Total loans HFI yield	$466,933	6.68%	$440,920	6.31%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Interest income on taxable investment securities increased $15.6 million to $35.0 million for the nine months ended September 30, 2024 from $19.4 million for the nine months ended September 30, 2023 due to the reinvestment of proceeds from the sale of AFS debt securities that were sold during the second half of 2023 and first and third quarters of 2024 to higher yielding U.S. government agency securities and mortgage-backed securities. The yield on taxable investment securities increased 133 basis points to 3.22% for the nine months ended September 30, 2024 compared to 1.89% for the nine months ended September 30, 2023.
Interest income on interest-bearing deposits with other financial institutions decreased to $23.2 million for the nine months ended September 30, 2024 from $28.5 million for the nine months ended September 30, 2023 due to a decrease in volume of interest-bearing deposits with other financial institutions partially offset by higher yields. The average balance of interest-bearing deposits with other financial institutions decreased $187.0 million to $573.9 million for the nine months ended September 30, 2024 from $760.9 million for the nine months ended September 30, 2023. The yield on interest-bearing deposits with other financial institutions increased 41 basis points to 5.41% for the nine months ended September 30, 2024 compared to 5.00% for the nine months ended September 30, 2023.
Interest expense was $231.0 million for the nine months ended September 30, 2024, an increase of $33.6 million as compared to $197.4 million for the nine months ended September 30, 2023. The increase was largely attributed to a rise in the rate paid on interest-bearing deposit accounts, most notably, on money market and customer time deposit products. Interest expense on money market deposits increased $22.6 million to $112.0 million for the nine months ended September 30, 2024 compared to $89.5 million for the nine months ended September 30, 2023. Interest expense on customer time deposits increased $9.6 million to $41.4 million for the nine months ended September 30, 2024 from $31.8 million for the nine months ended September 30, 2023. The average rate on money market deposits increased 53 basis points to 3.93% for the nine months ended September 30, 2024 from 3.40% for the nine months ended September 30, 2023. The average rate on customer time deposits increased 99 basis points to 3.96% for the nine months ended September 30, 2024 from 2.97% for the nine months ended September 30, 2023. Total cost of interest-bearing deposits was 3.53% for the nine months ended September 30, 2024 compared to 2.97% for the nine months ended September 30, 2023.
The average balance of other borrowings increased $127.9 million to $129.4 million for the nine months ended September 30, 2024 compared to $1.5 million for the nine months ended September 30, 2023. As a result, interest expense on other borrowings increased to $4.7 million for the nine months ended September 30, 2024 compared to $23 thousand for the nine months ended September 30, 2023. The yield on other borrowings increased 275 basis points to 4.83% for the nine months ended September 30, 2024 compared to 2.08% for the nine months ended September 30, 2023. The increase is due primarily of borrowings from the Bank Term Funding Program, which was paid-off at the end of this quarter. Refer to the section “Borrowings” for additional information on the BTFP.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,337,942	$466,933	6.68%	$9,337,932	$440,920	6.31%
Mortgage loans held for sale	65,443	3,333	6.80%	59,982	2,979	6.64%
Commercial loans held for sale	—	—	—%	11,721	162	1.85%
Investment securities:
Taxable	1,450,295	35,014	3.22%	1,373,461	19,449	1.89%
Tax-exempt (2)	205,310	5,023	3.27%	293,408	7,313	3.33%
Total investment securities (2)	1,655,605	40,037	3.23%	1,666,869	26,762	2.15%
Federal funds sold and reverse repurchase agreements	127,365	5,310	5.57%	114,706	4,280	4.99%
Interest-bearing deposits with other financial institutions	573,861	23,226	5.41%	760,895	28,457	5.00%
FHLB stock	33,486	2,295	9.15%	41,912	2,524	8.05%
Total interest-earning assets (2)	11,793,702	541,134	6.13%	11,994,017	506,084	5.64%
Noninterest-earning assets:
Cash and due from banks	141,220			133,881
Allowance for credit losses on loans HFI	(152,675)			(137,958)
Other assets (3)(4)	786,211			757,606
Total noninterest-earning assets	774,756			753,529
Total assets	$12,568,458			$12,747,546
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,554,739	$59,088	3.09%	$2,985,265	$63,317	2.84%
Money market deposits	3,810,318	112,031	3.93%	3,517,106	89,465	3.40%
Savings deposits	368,262	191	0.07%	433,811	192	0.06%
Customer time deposits	1,398,263	41,415	3.96%	1,432,680	31,788	2.97%
Brokered and internet time deposits	195,785	7,489	5.11%	80,902	3,184	5.26%
Time deposits	1,594,048	48,904	4.10%	1,513,582	34,972	3.09%
Total interest-bearing deposits	8,327,367	220,214	3.53%	8,449,764	187,946	2.97%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	23,537	350	1.99%	29,249	492	2.25%
Federal Home Loan Bank advances	—	—	—%	38,736	1,487	5.13%
Subordinated debt	130,249	5,801	5.95%	126,970	7,498	7.90%
Other borrowings	129,396	4,682	4.83%	1,478	23	2.08%
Total other interest-bearing liabilities	283,182	10,833	5.11%	196,433	9,500	6.47%
Total interest-bearing liabilities	8,610,549	231,047	3.58%	8,646,197	197,446	3.05%
Noninterest-bearing liabilities:
Demand deposits	2,230,271			2,475,850
Other liabilities(4)	241,535			254,128
Total noninterest-bearing liabilities	2,471,806			2,729,978
Total liabilities	11,082,355			11,376,175
FB Financial Corporation common shareholders’ equity	1,486,010			1,371,278
Noncontrolling interest	93			93
Shareholders’ equity	1,486,103			1,371,371
Total liabilities and shareholders’ equity	$12,568,458			$12,747,546
Net interest income (tax-equivalent basis)(2)		$310,087			$308,638
Interest rate spread (tax-equivalent basis)(2)			2.55%			2.59%
Net interest margin (tax-equivalent basis) (2)(5)			3.51%			3.44%
Cost of total deposits			2.79%			2.30%
Average interest-earning assets to average interest-bearing liabilities			137.0%			138.7%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $2.0 million and $2.5 million for nine months ended September 30, 2024 and 2023, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $181.9 million and $222.5 million for the nine months ended September 30, 2024 and 2023, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $22.3 million and $21.1 million for the nine months ended September 30, 2024 and 2023, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the nine months ended September 30, 2024 and 2023. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$1	$26,012	$26,013
Loans held for sale - mortgage	278	76	354
Loans held for sale - commercial	(162)	—	(162)
Investment securities:
Taxable	1,855	13,710	15,565
Tax-exempt(2)	(2,155)	(135)	(2,290)
Federal funds sold and reverse repurchase agreements	528	502	1,030
Interest-bearing deposits with other financial institutions	(7,570)	2,339	(5,231)
FHLB stock	(577)	348	(229)
Total interest income(2)	(7,802)	42,852	35,050
Interest-bearing liabilities:
Interest-bearing checking deposits	(9,958)	5,729	(4,229)
Money market deposits	8,621	13,945	22,566
Savings deposits	(34)	33	(1)
Customer time deposits	(1,019)	10,646	9,627
Brokered and internet time deposits	4,394	(89)	4,305
Securities sold under agreements to repurchase and federal funds purchased	(85)	(57)	(142)
Federal Home Loan Bank advances	(1,487)	—	(1,487)
Subordinated debt	146	(1,843)	(1,697)
Other borrowings	4,629	30	4,659
Total interest expense	5,207	28,394	33,601
Change in net interest income(2)	$(13,009)	$14,458	$1,449
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $2.0 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, “Basis of presentation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion regarding ACL methodology.
Our allowance for credit losses calculation as of September 30, 2024 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation included forecasts for projected slower GDP growth over the next two to three years and expected elevated unemployment levels. We also considered the current global economic environment, including continued pressures on supply chains (and more specifically, oil and energy) and increased uncertainty due to geopolitical turmoil and its impact on the U.S. economy. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
We recognized a provision for credit losses on loans HFI of $1.9 million and $6.0 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in our provision for credit losses on loans HFI during the three months ended September 30, 2024 was primarily due to reductions in balances outstanding for construction loans offset by growth in other classes of financing receivable in our loan portfolio. For the three months ended September 30, 2023, the decrease in the provision for credit losses on loans HFI was driven by decreased loan growth in our loans HFI combined with the economic variables signaling a possible recession in our forward-looking model partially offset by an increase in the provision for credit losses on loans HFI due to a single commercial and industrial relationship moving to nonaccrual status during the three months ended September 30, 2023.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a provision expense for credit losses on unfunded commitments of $0.1 million and a reversal of provision expense of $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The reversal is due to a $9.3 million decrease in our unfunded commitments during the three months ended September 30, 2024, including a $6.7 million decrease in our construction portfolio. Commitments increased in commercial and industrial and residential real estate line of credit portfolios offset by reductions in construction and commercial real estate.
During the three months ended September 30, 2024 and 2023 it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended September 30, 2024 or 2023.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
We recognized a provision for credit losses on loans HFI for the nine months ended September 30, 2024 and 2023 of $7.6 million and $13.6 million, respectively. The current period provision on loans HFI is due to growth in loan balances for most loan categories offset by significant decreases in construction lending. For the nine months ended September 30, 2023, the increase in the provision for credit losses on loans HFI was driven by a single commercial and industrial relationship moving to nonaccrual status during the period and the deteriorating economic forecasts.
We recorded a reversal of provision for credit losses on unfunded commitments of $2.7 million and $11.4 million for the nine months ended September 30, 2024 and 2023, respectively. The reversal of provision for credit losses on unfunded commitments for the nine months ended September 30, 2024 and 2023 is primarily due to management's concentrated effort to reduce unfunded loan commitments during the periods indicated including a $215.7 million and a $716.8 million decrease in our construction category as these projects primarily moved to permanent financing for the nine months ended nine months ended September 30, 2024 and 2023, respectively. Decreases in commitment balances for construction and commercial real estate were offset by increases in commercial and industrial and residential segments. This resulted in a $2.7 million and $11.4 million decrease in required ACL related to the unfunded commitments for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024 and 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the nine months ended September 30, 2024 and 2023.

Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Mortgage banking income	$11,553	$11,998	$36,048	$36,316
Investment services and trust income	3,721	3,072	10,338	8,227
Service charges on deposit accounts	3,378	2,959	9,686	9,197
ATM and interchange fees	2,840	2,639	8,598	7,664
Loss from investment securities, net	(40,165)	(14,197)	(56,378)	(14,156)
(Loss) gain on sales or write-downs of other real estate owned and other assets	(289)	115	(5)	465
Other income	2,465	1,456	8,786	7,491
Total noninterest (loss) income	$(16,497)	$8,042	$17,073	$55,204
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Noninterest income amounted to a $16.5 million loss for the three months ended September 30, 2024, a decrease of $24.5 million, or 305%, as compared to income of $8.0 million for the three months ended September 30, 2023. The decrease in noninterest income was driven by the net loss from investment securities.
Net loss from investment securities was $40.2 million and $14.2 million for the three months ended September 30, 2024 and 2023, respectively. The net loss from investment securities during the three months ended September 30, 2024 is the result of management’s election to sell $318.6 million of AFS debt securities to reinvest the proceeds of the sale into higher yielding AFS debt securities compared to a $14.2 million net loss on investment securities primarily related to the sale of $76.6 million of AFS debt securities during the three months ended September 30, 2023. Refer to the section “Other earnings assets” for additional information on the sale of the AFS debt securities.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Noninterest income amounted to $17.1 million for the nine months ended September 30, 2024, a decrease of $38.1 million, or 69%, as compared to $55.2 million for the nine months ended September 30, 2023. The decrease in noninterest income was driven by the net loss from investment securities, offset by increases in investment services and trust income and BOLI income recognized in other noninterest income.
Investment services and trust income increased $2.1 million during the nine months ended September 30, 2024 to $10.3 million as compared to $8.2 million during the nine months ended September 30, 2023. The increase is primarily attributable to fees earned from higher assets under management stemming from market value improvement and existing account growth, as well as customer acquisition efforts through a mix of financial advisors joining the Company bringing new business and the addition of new accounts by the financial advisors already at the Company.
Net loss from investment securities was $56.4 million for the nine months ended September 30, 2024 compared to a net loss of $14.2 million for the nine months ended September 30, 2023. The net loss from investment securities during the nine months ended September 30, 2024 is the result of management’s election to sell $526.4 million of AFS debt securities to reinvest the proceeds into higher yielding AFS securities compared to a $14.2 million net loss on investment securities primarily related to the sale of $76.6 million of AFS debt securities during the nine months ended September 30, 2023. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Other income increased $1.3 million to $8.8 million during the nine months ended September 30, 2024 as compared to $7.5 million during the nine months ended September 30, 2023. This increase was primarily related to a $2.1 million increase in BOLI income resulting from a cash life insurance benefit during the nine months ended September 30, 2024 offset by a $0.9 million gain during the nine months ended September 30, 2023 associated with the change in fair value of the commercial loans held for sale portfolio that was exited during the year ended December 31, 2023.

Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Salaries, commissions and employee benefits	$47,538	$54,491	$138,381	$155,299
Occupancy and equipment expense	6,640	6,428	19,582	18,618
Data processing	2,486	2,338	7,180	6,796
Advertising	1,947	2,124	4,977	6,258
Legal and professional fees	1,900	1,760	5,798	7,067
Amortization of core deposit and other intangibles	719	889	2,260	2,819
Other expense	14,982	14,967	45,547	47,872
Total noninterest expense	$76,212	$82,997	$223,725	$244,729
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Noninterest expense decreased by $6.8 million, or 8%, during the three months ended September 30, 2024 to $76.2 million as compared to $83.0 million in the three months ended September 30, 2023. The decrease in noninterest expense was attributable to a decrease in salaries, commissions and employee benefits.
Salaries, commissions and employee benefits expense is the largest component of noninterest expense and is comprised of salaries and wages in addition to other employee benefit costs. During the three months ended September 30, 2024, salaries and employee benefits expense decreased $7.0 million, or 13%, to $47.5 million as compared to $54.5 million for the three months ended September 30, 2023. This change was attributable to the impact of the Company’s efficiency and scalability initiatives, as well as a $2.9 million decrease from the Company applying an updated deferral methodology for loan fees and loan origination expenses.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Noninterest expense decreased by $21.0 million, or 9%, during the nine months ended September 30, 2024 to $223.7 million as compared to $244.7 million in the nine months ended September 30, 2023. The decrease in noninterest expense was attributable to a decrease in salaries, commissions and employee benefits, legal and professional fees, advertising expense, and franchise tax expense recognized in other noninterest expense offset slightly by a FDIC special assessment expense.
Salaries, commissions and employee benefits expense is the largest component of noninterest expense. For the nine months ended September 30, 2024, salaries, commissions and employee benefits expense decreased $16.9 million, or 11%, to $138.4 million as compared to $155.3 million for the nine months ended September 30, 2023. This change was attributable to the impact of the Company’s efficiency and scalability initiatives, as well as a $7.8 million decrease from the Company applying an updated deferral methodology for loan fees and loan origination expenses.
Advertising expense includes expenses related to sponsorships, advertising, marketing, customer relations and business development, and public relations. During the nine months ended September 30, 2024, advertising expense decreased $1.3 million to $5.0 million compared to $6.3 million during the nine months ended September 30, 2023. This decrease was primarily attributable to marketing rebate activity with partners earned through higher transaction volumes during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Legal and professional fees decreased by $1.3 million during the nine months ended September 30, 2024 to $5.8 million as compared to $7.1 million during the nine months ended September 30, 2023. The decrease was primarily driven by the completion of internal projects in the prior year.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $2.3 million during the nine months ended September 30, 2024 to $45.5 million compared to $47.9 million during the nine months ended September 30, 2023. The decrease was primarily related to a $3.1 million decrease in franchise tax expense which was partially offset by $0.5 million expense related to the FDIC special assessment.

Efficiency ratio
The efficiency ratio is one measure of productivity in the banking industry. This ratio is a measure of the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. For a core efficiency ratio, we exclude certain gains, losses and expenses we do not consider core to our business.
Our efficiency ratio was 85.1% and 68.8% for the three and nine months ended September 30, 2024, respectively, and 76.2% and 67.7% for the three and nine months ended September 30, 2023, respectively. Our core efficiency ratio, on a tax-equivalent basis, was 58.4% and 58.2% for the three and nine months ended September 30, 2024, respectively, and 63.1% and 63.3% the three and nine months ended September 30, 2023, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the core efficiency ratio.
Income taxes
Income tax expense was $1.2 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $18.4 million and $23.5 million for the nine months ended September 30, 2024 and 2023, respectively. This represents effective tax rates of 10.3% and 17.2% for the three months ended September 30, 2024 and 2023, respectively, and 19.1% and 20.6% for the nine months ended September 30, 2024 and 2023, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible, reduced for non-taxable income. Refer to Note 7 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the Company’s income tax expense and effective tax rates.
Financial condition
The following discussion of our financial condition compares balances as of September 30, 2024 and December 31, 2023.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	September 30,			December 31,
	2024				2023
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,003,498	$1,688,815	18%	$2,982,967	$1,720,733	18%
Construction	1,589,883	1,079,726	11%	2,123,177	1,397,313	15%
Residential real estate:
1-to-4 family mortgage	1,615,696	1,612,031	17%	1,569,525	1,568,552	17%
Residential line of credit	1,326,977	591,049	6%	1,231,038	530,912	6%
Multi-family mortgage	665,959	654,188	7%	627,387	603,804	6%
Commercial real estate:
Owner-occupied	1,392,083	1,324,208	14%	1,305,503	1,232,071	13%
Non-owner occupied	2,099,996	2,048,036	22%	2,026,491	1,943,525	21%
Consumer and other	497,397	480,076	5%	437,382	411,873	4%
Total loans	$12,191,489	$9,478,129	100%	$12,303,470	$9,408,783	100%
Our loans HFI portfolio is our most significant earning asset, comprising 73.4% and 74.6% of our total assets at September 30, 2024 and December 31, 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of September 30, 2024 and December 31, 2023, loans HFI included approximately $224.9 million and $254.6 million, respectively, related to participated loans.

We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended September 30, 2024 and 2023, we sold $7.5 million and $14.5 million in loan participations, respectively. During the nine months ended September 30, 2024 and 2023, we sold $24.5 million and $30.8 million in loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of September 30, 2024 and December 31, 2023, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee and Alabama, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.
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
The table below shows concentration ratios for the Bank and Company as of September 30, 2024 and December 31, 2023.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
September 30, 2024
Construction	69.3%	67.8%
Commercial real estate	244.5%	239.1%
December 31, 2023
Construction	93.3%	91.2%
Commercial real estate	265.1%	259.0%

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

	September 30, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial
Real estate rental and leasing	$508,255	$298,075	$466
Finance and insurance	407,479	270,974	—
Construction	386,956	105,519	4,997
Manufacturing	264,815	177,027	4,479
Information	192,980	132,659	—
Professional, scientific and technical services	186,531	102,860	2,331
Wholesale trade	174,878	92,282	151
Educational services	166,043	29,091	—
Other services (except public administration)	113,673	72,358	102
Retail trade	111,667	77,198	7,257
Administrative and support and waste management and remediation services	105,871	63,542	2,264
Transportation and warehousing	90,698	81,378	37
Health care and social assistance	84,012	53,490	520
Arts, entertainment and recreation	45,827	36,710	—
Management of companies and enterprises	44,537	26,221	—
Accommodation and food services	30,339	26,288	26
Other	88,937	43,143	428
Total	$3,003,498	$1,688,815	$23,058

Commercial real estate owner-occupied
Real estate rental and leasing	$236,083	$221,943	$—
Other services (except public administration)	195,278	191,731	3,865
Retail trade	183,710	179,210	—
Health care and social assistance	128,408	125,926	225
Manufacturing	120,042	116,877	60
Accommodation and food services	105,308	104,506	—
Transportation and warehousing	73,864	59,086	—
Construction	70,906	61,799	—
Wholesale trade	69,625	66,698	—
Professional, scientific and technical services	41,154	39,280	95
Arts, entertainment and recreation	36,195	33,759	—
Agriculture, forestry, fishing and hunting	26,798	25,144	644
Educational services	20,980	18,551	—
Management of companies and enterprises	18,639	16,769	—
Finance and insurance	17,926	17,520	2,668
Administrative and support and waste management and remediation services	15,149	13,483	546
Other	32,018	31,926	896
Total	$1,392,083	$1,324,208	$8,999

Additionally, we track our lending exposure of non-owner occupied commercial real estate and construction by collateral property type to determine potential risks associated with collateral types, and if any risk issues could lead to additional credit loss exposure.
The table below provides a summary of our non-owner occupied commercial real estate and construction loan portfolios by collateral property type.

	September 30, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$505,372	$491,584	$3,866
Office	357,751	346,093	23
Warehouse and industrial	328,025	310,647	—
Hotel	310,401	310,169	2,678
Assisted living and special care facilities	141,652	141,233	—
Self-storage	135,755	134,081	—
Land-mobile home park	112,683	108,770	—
Healthcare facility	83,663	83,308	—
Restaurants, bars and event venues	39,809	37,944	—
Recreation, sports and entertainment	30,357	30,357	—
Other	54,528	53,850	—
Total	$2,099,996	$2,048,036	$6,567

Construction
Consumer:
Construction	$168,485	$120,225	$2,751
Land	40,463	36,616	—
Commercial:
Land	279,959	235,560	1,654
Multi-family	217,827	139,848	—
Office	26,893	15,972	6,151
Recreation, sports and entertainment	18,252	5,836	—
Convenience store and gas station	17,192	12,681	—
Retail	14,389	13,267	—
Self-storage	11,149	5,544	—
Car wash	3,975	3,975	—
Other	24,466	8,868	—
Residential Development:
Construction	624,298	371,975	990
Land	109,182	76,006	—
Lots	33,353	33,353	—
Total	$1,589,883	$1,079,726	$11,546

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of September 30, 2024. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	September 30, 2024
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$737,069	$822,003	$128,991	$752	$1,688,815
Construction	612,612	404,083	60,638	2,393	1,079,726
Residential real estate:
1-to-4 family mortgage	84,252	463,065	214,711	850,003	1,612,031
Residential line of credit	60,311	99,751	430,859	128	591,049
Multi-family mortgage	79,684	430,987	114,795	28,722	654,188
Commercial real estate:
Owner-occupied	144,441	788,045	374,420	17,302	1,324,208
Non-owner occupied	182,661	1,191,033	661,681	12,661	2,048,036
Consumer and other	29,904	69,168	82,092	298,912	480,076
Total ($)	$1,930,934	$4,268,135	$2,068,187	$1,210,873	$9,478,129
Total (%)	20.4%	45.0%	21.8%	12.8%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of September 30, 2024.

	September 30, 2024
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$414,481	$537,265	$951,746
Construction	122,953	344,161	467,114
Residential real estate:
1-to-4 family mortgage	1,152,011	375,768	1,527,779
Residential line of credit	4,161	526,577	530,738
Multi-family mortgage	342,022	232,482	574,504
Commercial real estate:
Owner-occupied	832,662	347,105	1,179,767
Non-owner occupied	966,952	898,423	1,865,375
Consumer and other	424,680	25,492	450,172
Total ($)	$4,259,922	$3,287,273	$7,547,195
Total (%)	56.4%	43.6%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2024.

	September 30, 2024
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$550,570	$1,380,364	$1,930,934
One to five years	2,413,685	1,854,450	4,268,135
Five to fifteen years	989,251	1,078,936	2,068,187
Over fifteen years	856,986	353,887	1,210,873
Total ($)	$4,810,492	$4,667,637	$9,478,129
Total (%)	50.8%	49.2%	100.0%

Of the loans shown above with floating interest rates as of September 30, 2024, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$1,120	25	$9,395	20	$—	—	$1,950	25	$12,465	22
26-50 bps	14,490	50	18,335	36	12,642	47	—	—	45,467	43
51-75 bps	2,555	75	18,515	66	2,774	68	3,525	63	27,369	67
76-100 bps	14,260	100	35,706	90	6,784	100	1,749	83	58,499	94
101-200 bps	75,588	179	174,774	162	57,647	161	9,395	164	317,404	166
201-300 bps	114,805	259	226,774	252	138,872	248	25,903	244	506,354	252
301-400 bps	368,409	376	268,431	363	184,998	360	33,831	367	855,669	368
401-500 bps	431,013	459	478,397	462	433,448	456	65,845	454	1,408,703	459
501-600 bps	9,737	525	7,492	539	26,080	553	178,363	517	221,672	522
601 bps and above	452	687	21,512	697	8,792	690	2,178	792	32,934	370
Total loans with current rates above floors	$1,032,429	375	$1,259,331	340	$872,037	378	$322,739	447	$3,486,536	370
Loans at interest rate floors providing support:
1-25 bps	$—	—	$16	10	$531	15	$—	—	$547	15
26-50 bps	900	50	—	—	393	50	132	50	1,425	50
51-75 bps	399	75	38	65	—	—	—	—	437	74
76-100 bps	—	—	1,888	100	—	—	—	—	1,888	100
101-200 bps	—	—	698	136	—	—	—	—	698	136
Total loans at interest rate floors providing support	$1,299	58	$2,640	108	$924	30	$132	50	$4,995	79
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of September 30, 2024 and December 31, 2023, we had $127.3 million and $86.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Accrued interest receivable written off as an adjustment to interest income amounted to $0.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.1 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Nonperforming loans HFI increased by $29.9 million to $90.8 million as of September 30, 2024 compared to $60.9 million as of December 31, 2023. The increase in nonperforming loans primarily occurred in our 1-4 family mortgage residential real estate and construction portfolios.
As of September 30, 2024 and December 31, 2023, we had $30.5 million and $21.2 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of both September 30, 2024 and December 31, 2023, other real estate owned included $0.1 million of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $2.2 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	September 30,		December 31,
(dollars in thousands)	2024	2023	2023
Loan Type:
Commercial and industrial	$23,058	$12,108	$21,730
Construction	11,546	2,454	3,037
Residential real estate:
1-to-4 family mortgage	23,848	18,020	16,073
Residential line of credit	1,558	2,490	2,473
Multi-family mortgage	25	35	32
Commercial real estate:
Owner-occupied	8,999	3,521	3,188
Non-owner occupied	6,567	5,402	3,351
Consumer and other	15,234	10,497	11,039
Total nonperforming loans HFI	$90,835	$54,527	$60,923
Commercial loans held for sale	—	9,260	—
Mortgage loans held for sale(1)	30,537	22,074	21,229
Other real estate owned	3,779	1,504	3,192
Other repossessed assets	2,182	1,300	1,139
Total nonperforming assets	$127,333	$88,665	$86,483
Nonperforming loans HFI as a percentage of total loans HFI	0.96%	0.59%	0.65%
Nonperforming assets as a percentage of total assets	0.99%	0.71%	0.69%
Nonaccrual loans HFI as a percentage of loans HFI	0.68%	0.46%	0.51%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of September 30, 2024 and December 31, 2023. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $40.5 million at September 30, 2024 as compared to $47.0 million at December 31, 2023. The decrease from December 31, 2023 to September 30, 2024 primarily occurred within our construction and commercial real estate non-owner occupied portfolios.

Allowance for credit losses
The allowance for credit losses represents the portion of the loan’s amortized cost basis that we do not expect to collect due to credit losses over the loan’s life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan’s amortized cost basis, excluding accrued interest receivable, as we promptly charge off uncollectible accrued interest receivable.
We calculate our expected credit loss using a lifetime loss rate methodology. We utilize probability-weighted forecasts, which consider multiple macroeconomic variables from Moody’s that are applicable to each type of loan. See Note 1, “Basis of presentation,” in the notes to our consolidated financial statements in our Annual Report that was filed with the SEC on February 27, 2024 for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	September 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$24,133	1.43%	$19,599	1.14%
Construction	30,558	2.83%	35,372	2.53%
Residential real estate:
1-to-4 family mortgage	25,979	1.61%	26,505	1.69%
Residential line of credit	10,724	1.81%	9,468	1.78%
Multi-family mortgage	9,644	1.47%	8,842	1.46%
Commercial real estate:
Owner-occupied	11,567	0.87%	10,653	0.86%
Non-owner occupied	24,641	1.20%	22,965	1.18%
Consumer and other	19,014	3.96%	16,922	4.11%
Total allowance for credit losses on loans HFI	$156,260	1.65%	$150,326	1.60%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2024	2023	2024	2023	2023
Allowance for credit losses on loans HFI at beginning of period	$155,055	$140,664	$150,326	$134,192	$134,192
Charge-offs:
Commercial and industrial	(90)	(154)	(159)	(211)	(462)
Construction	—	—	(92)	—	—
Residential real estate:
1-to-4 family mortgage	(2)	(4)	(295)	(36)	(46)
Residential line of credit	(53)	—	(73)	—	—
Commercial real estate:
Owner-occupied	—	—	—	(144)	(144)
Consumer and other	(770)	(638)	(2,136)	(2,064)	(2,851)
Total charge-offs	$(915)	$(796)	$(2,755)	$(2,455)	$(3,503)
Recoveries:
Commercial and industrial	$23	$112	$57	$192	$273
Construction	—	—	—	10	10
Residential real estate:
1-to-4 family mortgage	9	16	75	56	100
Residential line of credit	18	1	18	1	1
Commercial real estate:
Owner-occupied	12	13	240	95	109
Non-owner occupied	—	—	—	—	1,833
Consumer and other	202	93	651	440	573
Total recoveries	$264	$235	$1,041	$794	$2,899
Net charge-offs	(651)	(561)	(1,714)	(1,661)	(604)
Provision for credit losses on loans HFI	1,856	6,031	7,648	13,603	16,738
Allowance for credit losses on loans HFI at the end of period	$156,260	$146,134	$156,260	$146,134	$150,326
Ratio of annualized net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.02)%	(0.02)%	(0.02)%	(0.01)%
Allowance for credit losses on loans HFI as a percentage of loans	1.65%	1.57%	1.65%	1.57%	1.60%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	241.9%	340.8%	241.9%	340.8%	311.7%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	172.0%	268.0%	172.0%	268.0%	246.7%

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three months ended September 30, 2024
Commercial and industrial	$1,670	$(67)	$1,640,508	(0.02)%
Construction	(3,612)	—	1,143,612	—%
Residential real estate:
1-to-4 family mortgage	341	7	1,594,875	—%
Residential line of credit	662	(35)	573,962	(0.02)%
Multi-family mortgage	834	—	617,951	—%
Commercial real estate:
Owner-occupied	243	12	1,287,095	—%
Non-owner occupied	98	—	2,045,146	—%
Consumer and other	1,620	(568)	459,788	(0.49)%
Total	$1,856	$(651)	$9,362,937	(0.03)%
Three months ended September 30, 2023
Commercial and industrial	$6,293	$(42)	$1,670,570	(0.01)%
Construction	(2,025)	—	1,576,975	—%
Residential real estate:
1-to-4 family mortgage	(1,724)	12	1,549,929	—%
Residential line of credit	(23)	1	508,509	—%
Multi-family mortgage	20	—	513,579	—%
Commercial real estate:
Owner-occupied	2,046	13	1,180,755	—%
Non-owner occupied	(130)	—	1,891,470	—%
Consumer and other	1,574	(545)	388,743	(0.56)%
Total	$6,031	$(561)	$9,280,530	(0.02)%
Nine Months Ended September 30, 2024
Commercial and industrial	$4,636	$(102)	$1,646,771	(0.01)%
Construction	(4,722)	(92)	1,231,310	(0.01)%
Residential real estate:
1-to-4 family mortgage	(306)	(220)	1,581,697	(0.02)%
Residential line of credit	1,311	(55)	554,235	(0.01)%
Multi-family mortgage	802	—	621,897	—%
Commercial real estate:
Owner-occupied	674	240	1,257,455	0.03%
Non-owner occupied	1,676	—	2,007,605	—%
Consumer and other	3,577	(1,485)	436,972	(0.45)%
Total	$7,648	$(1,714)	$9,337,942	(0.02)%
Nine Months Ended September 30, 2023
Commercial and industrial	$6,475	$(19)	$1,674,103	—%
Construction	(1,923)	10	1,650,585	—%
Residential real estate:
1-to-4 family mortgage	(466)	20	1,559,052	—%
Residential line of credit	1,668	1	503,558	—%
Multi-family mortgage	358	—	499,082	—%
Commercial real estate:
Owner-occupied	2,792	(49)	1,153,056	(0.01)%
Non-owner occupied	831	—	1,922,824	—%
Consumer and other	3,868	(1,624)	375,672	(0.58)%
Total	$13,603	$(1,661)	$9,337,932	(0.02)%

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of annualized net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2023
Commercial and industrial	$8,682	$(189)	$1,678,832	(0.01)%
Construction	(4,446)	10	1,594,317	—%
Residential real estate:
1-to-4 family mortgage	310	54	1,558,477	—%
Residential line of credit	1,973	1	507,884	—%
Multi-family mortgage	2,352	—	519,554	—%
Commercial real estate:
Owner occupied	2,905	(35)	1,169,680	—%
Non-owner occupied	(784)	1,833	1,925,759	0.10%
Consumer and other	5,746	(2,278)	381,474	(0.60)%
Total	$16,738	$(604)	$9,335,977	(0.01)%
The ACL on loans HFI was $156.3 million and $150.3 million and represented 1.65% and 1.60% of loans HFI as of September 30, 2024 and December 31, 2023, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 3, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
For the three months ended September 30, 2024, we experienced net charge-offs of $0.7 million, or 0.03% of average loans HFI, compared to net charge-offs of $0.6 million, or 0.02% for the three months ended September 30, 2023. For both the nine months ended September 30, 2024 and 2023, we experienced net charge-offs of $1.7 million, or 0.02% of average loans HFI. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 31 basis points to 0.96% as of September 30, 2024 compared to December 31, 2023.
Management has made an effort to reduce exposure to construction lending during three and nine months ended September 30, 2024. The reduction in construction balances and related allowance offset some of the additional allowance needed related to growth in other loan segments.
We also maintain an allowance for credit losses on unfunded commitments, which decreased to $6.0 million as of September 30, 2024 from $8.8 million as of December 31, 2023 due to a 6.26% or $181.3 million decrease in unfunded loan commitments during the period. Notably, there was a $215.7 million decrease in unfunded loan commitments in our construction segment, which resulted in a $2.7 million decrease in required ACL related to unfunded construction commitments. Our unfunded commitments in our construction loan category decreased as a result of management's concentrated effort to reduce commitments in specific categories judged to be inherently higher risk considering the current and projected economic conditions. The decrease in ACL related to unfunded construction commitment was primarily offset by increases in our ACL related to unfunded commercial and industrial and residential line of credit commitments.
Loans held for sale
Mortgage loans held for sale consisted of $72.6 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $30.5 million of GNMA optional repurchase loans. This compares to $46.6 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $21.2 million of GNMA optional repurchase loans as of December 31, 2023.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $10.98 billion and $10.55 billion as of September 30, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits at September 30, 2024 and December 31, 2023 were $2.23 billion and $2.22 billion, respectively, while interest-bearing deposits were $8.75 billion and $8.33 billion at September 30, 2024 and December 31, 2023, respectively.
Our noninterest-bearing deposits include mortgage escrow deposits which increased to $126.9 million as of September 30, 2024 from $63.6 million as of December 31, 2023. This increase was slightly offset by a migration to interest-yielding products such as interest-bearing checking deposits, which increased by $249.8 million from December 31, 2023.
In addition to customers seeking higher rates on noninterest-bearing deposit balances, customers also migrated from money market account balances to interest-bearing checking accounts. Money market and savings deposits decreased by $106.4 million from December 31, 2023.
Our deposits from municipal and governmental entities, also known as public funds, decreased by $184.6 million during the period within the interest-bearing checking category. The decrease in public funds was due to management’s decision to not renew certain maturing public deposits due to rising costs of these deposits.
Additionally, customer time deposits decreased by $91.7 million from December 31, 2023 which was largely driven by three large depositor relationship customers shifting deposits away from the bank for higher yields; however, each of the customers still maintain a relationship with us.
Brokered and internet time deposits increased by $368.4 million to $519.2 million as of September 30, 2024 compared to December 31, 2023. The increase was driven by an issuance of brokered deposits of $369.1 million at an average coupon of 4.15% as we took advantage of favorable relative terms available during the quarter.
Our deposit base may include certain deposits from related parties as disclosed within Note 14, “Related party transactions” in the notes to our consolidated financial statements included in this Report.
As a result of the changing interest rate environment and the shift in our deposit composition, we have experienced an increase in our cost of interest-bearing deposits and a decrease in our total deposits. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management’s discussion and analysis under the subheading “Results of operations” discussion.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	September 30,			December 31,
	2024			2023
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,226,144	20%	—%	$2,218,382	21%	—%
Interest-bearing demand	2,754,253	25%	3.09%	2,504,421	24%	2.86%
Money market	3,744,610	34%	3.93%	3,819,814	36%	3.53%
Savings deposits	353,886	3%	0.07%	385,037	4%	0.06%
Customer time deposits	1,378,118	13%	3.96%	1,469,811	14%	3.15%
Brokered and internet time deposits	519,200	5%	5.11%	150,822	1%	5.27%
Total deposits	$10,976,211	100%	2.79%	$10,548,287	100%	2.39%

Customer Time Deposits(2)
0.00-1.00%	$32,899	3%		$62,464	4%
1.01-2.00%	70,979	5%		114,521	8%
2.01-3.00%	40,861	3%		51,346	4%
3.01-4.00%	127,294	9%		268,550	18%
4.01-5.00%	1,021,880	74%		812,781	55%
Above 5.00%	84,205	6%		160,149	11%
Total customer time deposits	$1,378,118	100%		$1,469,811	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$99	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	—	—%		248	—%
3.01-4.00%	169,088	33%		—	—%
4.01-5.00%	200,000	38%		—	—%
Above 5.00%	150,112	29%		150,475	100%
Total brokered and internet time deposits	$519,200	100%		$150,822	100%
Total time deposits	$1,897,318			$1,620,633
(1) Average rates are presented for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.
(2) Rates are presented as of period-end.
Further details related to our deposit customer base is presented below as of the dates indicated:

	September 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,676,492	43%	$4,880,890	46%
Commercial	4,886,660	45%	4,069,724	39%
Public	1,413,059	12%	1,597,673	15%
Total deposits	$10,976,211	100%	$10,548,287	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of September 30, 2024:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$335,506	4.19%
Over Three to Six	351,813	4.25%
Over Six to Twelve	438,118	4.14%
Over Twelve	319,260	3.75%
Total	$1,444,697	4.09%

Time deposits of greater than $250
Months to maturity:
Three or less	$126,953	4.51%
Over Three to Six	125,210	4.46%
Over Six to Twelve	174,473	4.30%
Over Twelve	25,985	3.58%
Total	$452,621	4.36%
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
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	September 30,	December 31,
	2024	2023
Estimated insured or collateralized deposits(1)	$7,654,786	$7,414,224
Estimated uninsured and uncollateralized deposits(1)	$3,321,425	$3,134,063
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	30.3%	29.7%
Estimated uninsured deposits(2)	$4,792,505	$4,899,349
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $60.2 million and $47.8 million at September 30, 2024 and December 31, 2023, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $37.1 million and $35.5 million at September 30, 2024 and December 31, 2023, respectively.
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
The fair value of our AFS debt securities portfolio was $1.57 billion and $1.47 billion as of September 30, 2024 and December 31, 2023, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $105.2 million and $186.8 million as of September 30, 2024 and December 31, 2023, respectively. Current net unrealized losses are due to interest rate increases.
During the three months ended September 30, 2024, we sold $318.5 million of AFS debt securities with a weighted average yield of 2.25% and reinvested the proceeds of the sales into AFS securities with a weighted average yield of 5.25%. The sales resulted in a loss on securities of $40.2 million. We primarily sold low yielding mortgage-backed securities and municipal securities. Including the reinvestment of these proceeds into higher yielding U.S. government agency and mortgage-backed securities, we purchased $457.4 million of AFS debt securities during the three months ended September 30, 2024. Maturities, prepayments and calls of AFS debt securities totaled $89.9 million for the three months ended September 30, 2024.
During the nine months ended September 30, 2024, we sold $526.4 million of AFS debt securities, resulting in a loss on securities of $56.4 million. We primarily sold fixed rate, deeply discounted mortgage bonds and low yielding municipal bonds and reinvested the proceeds into U.S. government agency AFS debt securities and a blend of fixed and floating rate securities to achieve the best accretion profile for the Bank. Including the reinvestment of these proceeds, we purchased $824.0 million of AFS debt securities during the nine months ended September 30, 2024. Maturities, prepayments and calls of AFS debt securities totaled $224.1 million for the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2023, we sold $76.6 million of AFS debt securities, contributing to a net loss on securities of $14.2 million. During the three and nine months ended September 30, 2023, we purchased $92.9 million and $93.8 million of AFS debt securities, respectively. During the three and nine months ended September 30, 2023, maturities, prepayments and calls of AFS debt securities totaled $33.0 million and $91.4 million, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	September 30,			December 31,
	2024			2023
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. Treasury securities:
Maturing within one year	$—	—%	—%	$61,466	4.2%	2.50%
Maturing in one to five years	—	—%	—%	47,030	3.2%	1.59%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	—	—%	—%	108,496	7.4%	2.10%
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	13,094	0.9%	1.96%
Maturing in five to ten years	213,073	13.6%	5.76%	6,000	0.4%	6.40%
Maturing after ten years	303,760	19.4%	5.95%	184,862	12.6%	6.23%
Total U.S. government agency securities	516,833	33.0%	5.87%	203,956	13.9%	5.96%
Municipal securities:
Maturing within one year	1,892	0.1%	3.14%	2,813	0.2%	2.23%
Maturing in one to five years	3,161	0.2%	3.29%	11,677	0.8%	5.85%
Maturing in five to ten years	15,403	1.0%	3.22%	40,304	2.7%	3.60%
Maturing after ten years	133,773	8.5%	2.91%	187,469	12.7%	2.94%
Total municipal securities	154,229	9.8%	2.95%	242,263	16.4%	3.00%
Mortgage-backed securities - residential and commercial:
Maturing within one year	2,226	0.1%	3.35%	126	—%	1.57%
Maturing in one to five years	356	—%	2.16%	3,239	0.2%	2.91%
Maturing in five to ten years	14,878	0.9%	2.77%	33,121	2.3%	2.97%
Maturing after ten years	878,418	56.1%	3.31%	877,446	59.6%	1.86%
Total mortgage-backed securities - residential and commercial	895,878	57.1%	3.31%	913,932	62.1%	1.90%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	982	0.1%	2.78%	—	—%	—%
Maturing in five to ten years	—	—%	—%	3,326	0.2%	4.33%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	982	0.1%	2.78%	3,326	0.2%	4.33%
Total AFS debt securities	$1,567,922	100.0%	4.12%	$1,471,973	100.0%	2.66%
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $19.7 million and $19.3 million at September 30, 2024 and December 31, 2023, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e., federal funds purchased) totaled $89.4 million as of December 31, 2023. There were no such borrowings as of September 30, 2024.
FHLB short-term advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of September 30, 2024 and December 31, 2023 had total borrowing capacity of $1.36 billion and $1.76 billion, respectively. As of September 30, 2024 and December 31, 2023, we had qualifying loans pledged as collateral securing these lines amounting to $2.53 billion and $3.01 billion, respectively. There were no FHLB advances outstanding as of September 30, 2024 or December 31, 2023.
Bank Term Funding Program
In March 2023, the Federal Reserve established the Bank Term Funding Program to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the March 2023 high-profile bank failures. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. The BTFP ceased extending new borrowings on March 11, 2024. As of December 31, 2023, we had outstanding borrowings of $130.0 million under the BTFP at a borrowing rate of 4.85% with a maturity date of December 26, 2024. During the three months ended September 30, 2024, we repaid the $130.0 million borrowings in full.
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
Further information related to our subordinated debt as of September 30, 2024 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	8.12%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	8.07%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual fixed(3)
Unamortized debt issuance costs				(322)
Total subordinated debt, net				$130,608
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

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.3 million as of both September 30, 2024 and December 31, 2023. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that have become past due over 90 days and are eligible for repurchase totaling $30.5 million and $21.2 million as of September 30, 2024 and December 31, 2023, respectively. See Note 5, “Leases” and Note 10, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of September 30, 2024 and December 31, 2023, we had pledged securities related to these items with carrying values of $1.06 billion and $0.93 billion, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of September 30, 2024 or December 31, 2023. As of September 30, 2024, we had the ability to borrow $1.36 billion through these channels with remaining capacity of $1.36 billion. As of December 31, 2023, there was $1.76 billion available to borrow against with a remaining capacity of $1.30 billion.
We also maintained unsecured lines of credit with other commercial banks totaling $370.0 million as of both September 30, 2024 and December 31, 2023. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e., federal funds purchased) totaled $89.4 million as of December 31, 2023. There were no such borrowings against these lines as of September 30, 2024. As of both September 30, 2024 and December 31, 2023, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Current on-balance sheet liquidity:
Cash and cash equivalents	$951,750	$810,932
Unpledged AFS debt securities	510,538	542,427
Total on-balance sheet liquidity	$1,462,288	$1,353,359

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,199,575	$3,350,026
FHLB remaining borrowing capacity	1,355,884	1,297,702
Federal Reserve discount window	2,133,951	2,431,084
Total available sources of liquidity	$6,689,410	$7,078,812

On-balance sheet liquidity as a percentage of total assets	11.3%	10.7%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	245.4%	269.0%
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
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid by the Bank to the Company. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” “Item 1A. Risk Factors - Risks related to our business” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends,” each of which is set forth in our Annual Report.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of September 30, 2024 and December 31, 2023, $191.2 million and $218.4 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2024, there were $9.0 million and $37.5 million in cash dividends approved by the board for payment from the Bank to the holding company. Additionally, an asset dividend of an equity security amounting to $1.7 million was paid from the Bank to the holding company during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, there were $8.5 million and $40.5 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to September 30, 2024, the Board approved a dividend from the Bank to the holding company to be paid in the fourth quarter for $24.0 million that also did not require approval from the TDFI.
During the three and nine months ended September 30, 2024, the Company declared shareholder dividends of $0.17 per share, or $8.0 million and $0.51 per share, or $24.1 million, respectively. During the three and nine months ended September 30, 2023, the Company declared shareholder dividends of $0.15 per share, or $7.1 million and $0.45 per share, or $21.3 million, respectively. Subsequent to September 30, 2024, the Company declared a quarterly dividend in the amount of $0.17 per share, payable on November 19, 2024, to stockholders of record as of November 5, 2024.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.56 billion as of September 30, 2024 and $1.45 billion as of December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in retained net income, net of dividends declared and unrealized loss reclassification adjustment for loss on sale of securities included in net income of $41.7 million (net of tax benefit) from December 31, 2023. The increase in shareholders’ equity as of September 30, 2024 was partially off-set by dividends declared of $24.1 million and stock repurchases of $12.7 million. Book value per common share was $33.48 as of September 30, 2024 and $31.05 as of December 31, 2023.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of September 30, 2024 and December 31, 2023, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 12, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

September 30, 2024	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital	15.1%	14.9%	10.0%
Tier 1 risk-based capital	13.0%	12.7%	8.0%
Common Equity Tier 1 ratio	12.7%	12.7%	6.5%
Tier 1 leverage	11.5%	11.2%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	September 30,	December 31,
(in basis points)	2024	2023
+400	8.51%	8.99%
+300	6.90%	6.81%
+200	5.03%	4.65%
+100	2.65%	2.44%
-100	(2.75)%	(2.86)%
-200	(5.74)%	(6.54)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	September 30,	December 31,
(in basis points)	2024	2023
+400	(15.5)%	(16.6)%
+300	(13.2)%	(13.6)%
+200	(8.37)%	(8.05)%
+100	(3.96)%	(3.29)%
-100	3.10%	1.03%
-200	5.22%	(0.63)%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of September 30, 2024 and December 31, 2023 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and timing of repricing of loans and deposits varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A—RISK FACTORS
There have been no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 21, 2024, the Company announced that its board of directors re-authorized the Company’s stock repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The current repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2026, whichever date occurs earlier. The repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
The Company did not complete any share repurchases during the three months ended September 30, 2024. The dollar value of shares that may yet be repurchased under the program was $87.3 million as of September 30, 2024.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FB Financial Corporation

/s/ Michael M. Mettee
November 4, 2024	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
November 4, 2024	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)