Form 10-K
period 2024-12-31
FB Financial Corp
filed 2025-02-25
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was 1,363,325,628, based on the closing sale price of $39.03 per share as reported on the New York Stock Exchange.
The number of shares of registrant’s Common Stock outstanding as of February 11, 2025 was 46,678,175.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant's 2024 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Annual Report on Form 10-K for the years ended December 31, 2024, 2023, and 2022 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FDIA	Federal Deposit Insurance Act
AFS	Available-for-sale	FDIC	Federal Deposit Insurance Corporation
AI	Artificial intelligence	FDM	Financial difficulty modification
ALCO	Asset Liability Management Committee	Federal Reserve	Board of Governors of the Federal Reserve System
AOCI	Accumulated other comprehensive income	FHLB	Federal Home Loan Bank
ASC	Accounting Standard Codification	FRA	Federal Reserve Act
ASU	Accounting Standard Update	GAAP	U.S. generally accepted accounting principles
Bank	FirstBank, subsidiary bank	GDP	Gross domestic product
BHCA	Bank Holding Company Act	GLBA	Gramm-Leach-Bliley Act
Board of Directors	FB Financial Corporation's board of directors	GNMA	Government National Mortgage Association
BOLI	Bank-owned life insurance	HFI	Held for investment
BSA	Bank Secrecy Act	HFS	Held for sale
BTFP	Bank Term Funding Program	MBS	Mortgage‑backed securities
CD	Certificate of Deposit	MSA	Metropolitan statistical areas
CECL	Current expected credit losses	MSR	Mortgage servicing rights
CET1	Common Equity Tier 1	NIM	Net interest margin
CFPB	Consumer Financial Protection Bureau	NYSE	New York Stock Exchange
CIBCA	Change in Bank Control Act	OREO	Other real estate owned
CISO	Chief Information Security Officer	PCAOB	Public Company Accounting Oversight Board
Company	FB Financial Corporation	PCD	Purchased credit deteriorated
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PSU	Performance-based restricted stock units
CPR	Conditional prepayment rate	Report	Form 10-K for the year ended December 31, 2024
CRA	Community Reinvestment Act	ROAA	Return on average assets
CRE	Commercial real estate	ROAE	Return on average common equity
DIF	Deposit Insurance Fund	RSU	Restricted stock units
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SEC	U.S. Securities and Exchange Commission
EPS	Earnings per share	SOFR	Secured overnight financing rate
ESPP	Employee Stock Purchase Plan	TDFI	Tennessee Department of Financial Institutions
EVE	Economic value of equity	U.S.	United States of America
FASB	Financial Accounting Standards Board

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
A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes or the lack of changes in government interest rate policies and the associated impact on the Company’s business, net interest margin, and mortgage operations, (3) increased competition for deposits, (4) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio, (5) any deterioration in commercial real estate market fundamentals, (6) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions, (7) the Company’s ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the effectiveness of the Company’s controls and procedures to detect, prevent, mitigate and otherwise manage the risk of fraud or misconduct by internal or external parties, including attempted physical-security and cybersecurity attacks, denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction, (11) the Company’s dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, and (12) the impact, extent and timing of technological changes, (13) concentrations of credit or deposit exposure, (14) the impact of natural disasters, pandemics, acts of war or terrorism, or other catastrophic events, (15) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and/or (16) general competitive, economic, political, and market conditions.
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
Overview
FB Financial Corporation is a bank holding company designated as a financial holding company. We are headquartered in Nashville, Tennessee. Our wholly-owned bank subsidiary is FirstBank which provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, Kentucky, Alabama and North Georgia. As of December 31, 2024, our footprint included 77 full-service bank branches and several other limited service banking, ATM and mortgage loan production locations serving the Tennessee metropolitan markets of Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Florence and Huntsville, Alabama and Bowling Green, Kentucky. The Bank also operates in 17 community markets. During the year ended December 31, 2024, the Company announced expansions into the Tuscaloosa, Alabama and Asheville, North Carolina markets. Further, the Company also provides mortgage banking services utilizing its bank branch network and mortgage banking offices located throughout the southeastern United States. As of December 31, 2024, we had total assets of $13.16 billion, loans held for investment of $9.60 billion, total deposits of $11.21 billion, and total common shareholders’ equity of $1.57 billion.
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
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when an experienced banker and entrepreneur partnered to acquire Farmers State Bank with a focus on growing the Bank. In 1988, Farmers State Bank purchased the assets of First National Bank of Lexington, Tennessee and changed the name to FirstBank, forming the foundation of our current franchise. In 1990, James W. Ayers became FirstBank's sole shareholder and remained the sole shareholder until our initial public offering in September 2016. The Bank grew from a community bank with only $14 million in assets in 1984 to total assets of $13.16 billion at December 31, 2024.
From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, those markets did not become a significant strategic focus until we implemented our current strategy in the Nashville metropolitan statistical area in 2012. The successful implementation of this strategy, along with strategic acquisitions, resulted in growing Nashville into our largest market with 41.5% of our total deposits as of June 30, 2024. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama, which was converted to a full-service branch in 2019. During 2020, we expanded into the Bowling Green, Kentucky MSA with our acquisition of FNB Financial Corp. in addition to increasing our Nashville MSA market share through our acquisition of Franklin Financial Network, Inc. During 2021, we expanded our banking division into Central Alabama with hiring of additional experienced senior bankers in Birmingham. During 2024, we continued to augment our growth into Central Alabama by announcing expansion into the Tuscaloosa market, as well as entering into the Asheville, North Carolina market. As a result of this evolution and focus on continuous organic growth, we operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
Our markets
Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of Alabama, North Georgia and Kentucky. Recently, we announced expansion into the Asheville, North Carolina market.

Top Metropolitan Markets(2)						Top Community Markets(2)
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	6	23	4,346	4.7%	41.5%	Lexington	1	5	407	50.4%	3.9%
Chattanooga	5	7	971	6.4%	9.3%	Dalton	5	2	278	8.4%	2.7%
Knoxville	9	5	777	3.1%	7.4%	Tullahoma	2	3	252	15.7%	2.4%
Jackson	3	6	540	12.3%	5.2%	Morristown	5	2	217	9.6%	2.1%
Birmingham	21	3	330	0.7%	3.2%	Cookeville	11	1	215	4.7%	2.1%
Bowling Green	7	5	278	6.0%	2.7%	Crossville	5	1	186	11.0%	1.8%
Memphis	28	3	277	0.7%	2.6%	Paris	3	2	170	13.9%	1.6%
Florence	9	1	109	2.8%	1.0%	Huntingdon	2	5	164	23.0%	1.6%
Huntsville	21	2	86	0.8%	0.8%	Decatur	1	1	150	37.4%	1.4%

(1)Source: SNL Financial. Market data is as of June 30, 2024 and is presented on a pro forma basis for announced acquisitions since June 30, 2024.
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
The following tables show our deposit market share ranking among banks in Tennessee as of June 30, 2024 (the most recent date that such information is publicly available). Of the 10 largest banks in the state based on total deposits, 6 are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon Corporation (TN)	Memphis, TN	136	30.1	13.5
2	Pinnacle Financial Partners (TN)	Nashville, TN	57	27.7	12.4
3	Regions Financial Corporation (AL)	Birmingham, AL	194	23.3	10.5
4	Bank of America Corporation (NC)	Charlotte, NC	58	16.9	7.6
5	Truist Financial Corporation (NC)	Charlotte, NC	98	16.0	7.2
6	FB Financial Corporation (TN)	Nashville, TN	71	9.0	4.1
7	U.S. Bancorp (MN)	Minneapolis, MN	59	5.4	2.4
8	Wilson Bank Holding Company (TN)	Lebanon, TN	32	4.6	2.0
9	Fifth Third Bancorp (OH)	Cincinnati, OH	40	3.8	1.7
10	Simmons First National Corporation (AR)	Pine Bluff, AR	46	3.6	1.6
Source: S&P Global Market Intelligence and Company reports as of June 30, 2024 adjusted for pending and completed acquisitions as of June 30, 2024.
Our business strategy
Our overall business strategy is comprised of the following core priorities.
Enhance market penetration in our markets.    In recent years, we have successfully grown our franchise across our footprint by executing our community bank growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch presence; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and range of products provides us with a competitive advantage over the smaller community banks in our markets we operate. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market with approximately 41.5% of our deposits and 4.7% market share, based on pro forma deposits as of June 30, 2024. We intend to continue to efficiently increase our market penetration through organic growth and strategic acquisitions.
Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets and we have implemented these strategies in additional markets across our footprint. In Knoxville and Chattanooga, we have achieved top 10 deposit market shares through our acquisitions of Northwest Georgia Bank, the Clayton Banks, and the branches from Atlantic Capital Bank and continued organic growth in those markets. In the Memphis, Huntsville and Birmingham MSAs, our banking model has attracted strong leadership teams and we have experienced significant growth in both deposits and loans. Additionally, we have hired experienced leadership teams and started building production teams in Tuscaloosa and Asheville, where we will also be establishing a physical presence.
Pursue opportunistic and strategic acquisitions.    We have completed 13 acquisitions in the past 25 years. We pursue acquisitions that enhance market penetration, possess strong core deposits, are accretive to earnings per share while minimizing tangible book value dilution, and meet our internal return targets. We believe that numerous small to mid-

sized banks or branch networks will be available for acquisition throughout our footprint as well as in attractive contiguous markets in the coming years due to industry trends, such as compliance and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 104 commercial banks with total assets of less than $5 billion, and in the selected neighboring states of Alabama, Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 435 commercial banks with under $5 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.
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
Our credit policies support our goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. We maintain a risk management infrastructure that includes local authority, centralized policymaking and a system of checks and balances. The fundamental principles of our credit policy and procedures are to maintain credit quality standards, which enhance our long-term value to our clients, associates, shareholders and communities. Our loan policies provide our bankers with a sufficient degree of flexibility to permit them to deliver responsive and effective lending solutions to our clients while maintaining appropriate credit quality. Furthermore, our bankers and associates are hired for the long-term and they are incented to focus on long-term credit quality. Since lending represents credit risk exposure, the Board of Directors and its duly appointed committees seek to ensure that the Bank maintains appropriate credit quality standards. The Credit Risk Committee of the Board of Directors provides oversight at the Board level, while management oversight committees, including the ACL Committee and Corporate Credit Risk Committee, administer the loan portfolio and monitor credit risk. These committees meet at least quarterly to review the lending activities.
Credit concentration
Diversification of risk is a key factor in prudent asset management. Our granular loan portfolio reflects a balanced mix of consumer and commercial clients across these markets, which we believe inherently mitigates the impact of industry and market cycles. In addition, risk from concentration is actively managed by management and reviewed by the Board of Directors of the Bank, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against policy limits. These limits are reviewed as part of our periodic review of the credit policy. Loan concentration levels are monitored by the Corporate Credit Risk Committee and reported to the Credit Risk Committee of the Board of Directors.
Loan approval process
The loan approval process at the Bank is characterized by local authority supported by a control environment that provides for prompt and thorough underwriting of loans. Our localized decision making is reinforced through a centralized review process supported by technology that monitors credits to ensure compliance with our credit policies. Our loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to our individual bankers, market presidents, regional presidents, senior and regional credit officers, senior management and Credit Risk Committee of the Board of Directors. The Corporate Credit Risk Committee, along with senior management, establishes the maximum lending limits at each level and sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. We believe that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits allows us to provide prompt and appropriate responses to our clients while still allowing for the appropriate level of oversight.
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
The Corporate Credit Risk Committee reviews and approves any amendments to the credit policy, monitors loan portfolio trends, credit trends, and results of credit reviews. The Credit Risk Committee of the Board of Directors approves loan transactions that exceed management authorized thresholds as set forth in our credit policy. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the Bank’s senior management. We believe that our loan approval process provides for thorough internal controls, underwriting, and decision making.
Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our regulatory capital. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of bank funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of potential loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2024, the Bank’s legal lending limits were approximately $211.6 million (15%) and $352.6 million (25%). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
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
The Board of Directors supports a strong credit review program and is committed to its effectiveness as part of the independent process of assessing our lending activities. We have communicated to our credit and lending staff that the identification of emerging problem loans begins with the lending personnel knowing their clients and supported by credit personnel, actively monitoring their client relationships. The credit review process is meant to augment this active management of client relationships and to provide an independent and broad-based look into our lending activities. We believe that our strong client relationships support our ability to identify potential deterioration of our credits at an early stage enabling us to address these issues early on to minimize potential losses.
We maintain a robust credit review function by utilizing an internal credit review team as well as third-party credit review firms. The results from internal and external credit reviews are reported to the Risk Committee of the Board of Directors to ensure independence and objectivity. The examinations performed by the credit review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each review, the credit review department provides management with a report that summarizes the results of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.
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
Liquidity and interest rate risk management
Our liquidity planning framework is focused on robust forecasting and risk management to ensure predictable funding needs and availability. We strive to maintain the lowest cost of funding available while maintaining stable sources of liquidity. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding sources, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2024.
Funding structure as of December 31, 2024

Sub debt 1.0%
Customer repurchase agreements and federal funds purchased 0.1%
Equity capital (no AOCI included) 12.8%
Brokered & internet CD 3.6%
Customer deposits 82.5%

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
•liquidity forecasting under hypothetical stress scenarios;
•stress testing of key interest rate risk modeling assumptions; and
•quarterly risk presentations by senior management

Cybersecurity
For information on the Company's information security and related risks, refer to “Item 1C. Cybersecurity” and “Item A. Risk factors: Technology and operational risks.”
Competition
We conduct our core banking operations primarily in Tennessee, Alabama, North Georgia, Kentucky, and more recently North Carolina, and compete in the commercial banking industry primarily through our wholly-owned banking subsidiary, FirstBank. The banking industry is highly competitive, and we experience competition in our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, online mortgage lenders, online deposit banks, digital banking platforms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit loans and deposits, in our market areas. Increased competition in our markets may result in the Bank experiencing reduced loans and deposits, as well as reduced net interest margin and profitability. Furthermore, our markets have grown increasingly competitive in recent years with a number of banks entering our markets, with a primary focus on the metropolitan markets. We believe this trend will continue as banks look to gain a foothold in these growing markets. This trend will result in greater competition primarily in our metropolitan markets. However, we firmly believe that our market position and client-focused operating model enhance our ability to attract and retain clients.
See “Our markets” in this section above for a further discussion of the markets we compete in and the competitive landscape in these markets.
Human capital
At the Company, we believe that helping people build a better future starts with investing in our associates, who are the driving force behind our success. Our associates not only deliver trusted solutions to our customers and invest in our communities but also help us achieve superior long-term returns for our shareholders.
As of December 31, 2024, the Company employed 1,490 full-time equivalent associates with an average tenure of 6 years and 5 months. Our associates help us achieve our mission, and we continually invest in their development and well-being.
Our vision
Our vision drives everything we do and informs how we support and empower our associates. It is rooted in providing a great place to work, offering competitive opportunities for growth, and prioritizing the well-being of our people. Our vision is to:
•Deliver trusted solutions to our customers;
•Provide a great place to work for our associates;
•Invest in our communities; and
•Provide superior long-term returns for our shareholders
We also take pride in living by our core values, which guide our actions and decisions every day. These values reflect our commitment to our associates and our shared success:
•One Team, One Bank
•Do the Right Thing
•Commitment to Excellence
•Exist for the Customer
•Treat People with Respect
•Enjoy Life
Culture and associate engagement
In 2024, we were named one of Middle Tennessee’s Top Workplaces by The Tennessean for the tenth consecutive year, a reflection of our commitment to fostering a positive culture as ranked by our own associates.
Additionally, we launched our first all-associate engagement survey, which achieved an impressive 88% overall participation rate. This survey offers valuable insights into the associate experience, serving as a baseline for future surveys. It will guide our initiatives and support a broader listening strategy to ensure we continue fostering a positive and engaging workplace.
As part of our commitment to giving back, we offer full-time associates 16 hours of paid time off to volunteer in activities that benefit local organizations. In 2024, our associates dedicated over 9,400 hours to making a positive impact in the areas that we operate.
Talent
Our vision of providing a great place to work is reflected in our efforts to recruit, develop, and retain top talent. In 2024, we continued our Management-to-Leadership Development Series, which helps new and emerging leaders transition into leadership roles. Since its inception, 118 associates have successfully graduated from the program, gaining valuable skills and experience. This initiative allows associates to explore career paths, develop leadership abilities, and grow in ways that align with both their personal goals and the Company’s broader objectives.
We also place significant emphasis on succession planning as part of our ongoing effort to build a strong talent pipeline. Our approach focuses on identifying and developing associates throughout the Company who have the potential to grow and take on increased responsibilities in the future. By investing in the development of associates today, we are preparing the organization for tomorrow’s needs, creating a workforce that is well-positioned to drive continued growth and success.
We are committed to fostering an environment where all individuals are respected, valued and supported. We embrace people of all backgrounds and experiences, that supports the unique perspectives and contributions of everyone. We recognize that our strength lies in the richness of these differences, and we actively work to foster a culture that ensures everyone has the opportunity to thrive.
Compensation and benefits
We are committed to attracting and retaining the best talent by offering competitive compensation and benefits. Our goal is to provide associates with the resources they need to succeed both personally and professionally. Along with market-competitive pay, healthcare benefits, equity incentives, and an employee stock purchase plan, we ensure that associates receive comprehensive support for their well-being.
In an environment of rising medical premiums, the Company took proactive steps to mitigate premium increases where possible and contributed on average 70% of the total medical premium cost. We also continue to offer vision insurance at no cost for all associates.
In addition to our healthcare initiatives, we focused on mental health awareness and financial well-being, offering workshops, resources, and guidance to support associates and their families. During Mental Health Awareness Month, we prioritized supporting associates’ mental well-being by providing resources to help manage work-life balance, family responsibilities, and stress. Through these initiatives, we reaffirm our commitment to helping associates bring their best selves to work while supporting them in various aspects of their lives.
Information technology systems
During the year ended December 31, 2024, we advanced our data management and process automation initiatives, aimed at enhancing data utilization and streamlining manual processes. Key efforts included improving customer data management, optimization of account and officer-level profitability, and the development of deeper insights into credit and deposit trends. Additionally, we strengthened our integration with core banking solutions, further enhancing data governance and accessibility through improvements in management reporting, credit risk data and asset liability management.
In 2024, we also undertook a comprehensive assessment and optimization of our technology assets. This included upgrading our network infrastructure to improve network system performance, reliability and connectivity across business operations. We also planned enhancements to our telecommunications infrastructure to further improve communication and collaboration across the organization.
We completed key projects to enhance regulatory compliance, payment processing and digital capabilities. Key technology upgrades included the implementation of AI-based monitoring tools, network infrastructure enhancements and strengthened compliance tracking measures, all of which were designed to support greater operational efficiency and risk management.
Looking forward, we plan to focus on maximizing our existing technology investments while supporting FirstBank Way, our strategic improvement plan. These efforts are intended to enable greater scalability and efficiency while maintaining our strong community banking focus.

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

As of December 31, 2024, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of the March 2023 bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022, excluding the first $5.0 billion, and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The special assessments are tax deductible. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
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
In October 2023, the federal banking regulators issued a joint final rule to substantially revise how an insured depository institution's CRA performance is evaluated. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as FirstBank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. The final rule is currently enjoined while a federal court considers a challenge to the rule.
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
The new presidential administration and many members of Congress have advocated for changes in financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. It is possible, though uncertain, that Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the previous presidential administration. Additionally, the full impact of the leadership changes at banking regulatory agencies on the enforcement and supervisory priorities of each agency is not fully known at this time. It is therefore unclear at the present time what effect the aforementioned changes will have on the banking industry as a whole or the Company specifically.

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
As of December 31, 2024, approximately 77% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.
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
Our exposure to commercial real estate (both owner-occupied and non-owner occupied), commercial and industrial, and construction loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2024, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 36%; commercial and industrial - 18%; and construction - 11%.
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
We conduct our banking operations primarily in Tennessee. As of December 31, 2024, approximately 69% of our loans and approximately 72% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.
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
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
The new administration has signaled it will impose certain tariffs against U.S. trading partners. On February 1, 2025, an Executive Order was issued imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue.
The above and other potential tariffs and trade restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or trading partners will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.
Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
The new administration has begun to implement significant changes to the size and scope of the federal government to achieve stated goals including reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of artificial intelligence and other advanced technologies within the public and private sectors. If implemented, these changes may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that the velocity of such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.
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
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
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
In 2024, we sold nearly all of the $1.22 billion of mortgage loans held for sale that we closed. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.
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
Our mortgage operation originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $46.6 million in 2024. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $10.24 billion of mortgage loans owned by third-parties as of December 31, 2024. As a servicer for those loans, we have certain contractual obligations to third-parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.
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
Legislation and regulation with respect to our industry has increased in recent years. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, or the issuance of new supervisory guidance, could affect us in substantial and unpredictable ways, and could subject us to additional costs, restrict our growth, limit the services and products we may offer or limit the pricing of banking services and products. In addition, establishing systems and processes to achieve compliance with laws and regulation increases our costs and could limit our ability to pursue business opportunities.
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
A significant portion of our business is in the Southeast and includes areas which are susceptible to weather-related events such as tornadoes, floods, droughts, and fires. Pandemics may impact global, national, and/or local economies, disrupt global supply chains, or create significant volatility and disruption in financial markets. Such events can disrupt our operations and negatively affect our business and the economies in which we operate. These events may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients.
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
We have a shareholder who owns a significant portion of our stock and that shareholder’s interests in our business may be different than our other shareholders.
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
At December 31, 2024, our goodwill and other identifiable intangible assets were $248.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or credit losses are dramatically higher than anticipated, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.
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
Further, a number of larger banks continue to enter the Nashville MSA, and we believe this trend will continue as banks look to gain a foothold in this growing market. This trend will likely result in greater competition in and may impair our ability to grow our share of our largest market.
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
Negative developments affecting the banking industry may erode client confidence in the banking system.
Any future bank failures like those experienced in 2023 or similar events may negatively impact client confidence in the safety and soundness of community banks and may generate market volatility among publicly traded bank holding companies and, in particular, community and regional banks. As a result, some clients have chosen, and may continue to choose, to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital, and results of operations. While the Treasury, the Federal Reserve, and the FDIC have historically taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material adverse impact on client and investor confidence in community and regional banks, negatively impacting our liquidity, capital, results of operations, and stock price.
ITEM 1B - Unresolved Staff Comments
None.

ITEM 1C- Cybersecurity
Cyber risk management and strategy
The Bank recognizes the critical importance of developing, implementing, assessing, and maintaining appropriate cybersecurity measures to safeguard information systems and protect the confidentiality, integrity, and availability of data. The Risk Committee of the Board of Directors oversees management's processes for identifying and mitigating risks, including cybersecurity risks. The Chief Information Security Officer with experience in information technology and cybersecurity, is primarily responsible for implementing cyber risk mitigation strategies and is supported by a team of skilled professionals holding cybersecurity-related certifications.
To ensure the robustness of cybersecurity strategies, the Bank actively collaborates with external experts, including cybersecurity assessors, consultants, and auditors, who provide specialized knowledge and insights. These partnerships include regular audits, threat assessments, and consultations on security enhancements. The Bank’s CISO regularly briefs the Risk Committee of the Board of Directors on cybersecurity and information security posture.
Cybersecurity risk management is integrated into the Bank’s broader risk management framework to foster a company-wide culture of cybersecurity awareness. Key risk indicators, aligned with the Board-approved Statement of Risk Appetite, are reported quarterly to multiple management level committees and the Risk Committee of the Board of Directors. This process ensures timely communication and escalation of issues along with the required mitigation and remediation efforts related to cybersecurity risks.
Given the risks associated with third-party service providers, thorough assessments are conducted before engagement and ongoing monitoring is maintained to ensure compliance with organizational standards. Elements of the assessment include cyber, financial, reputational, compliance, legal, strategic and operational reviews. The Third-Party Risk Management department, reporting directly to our CISO, oversees this critical process.
To further strengthen the Bank’s preparedness, cybersecurity insurance coverage is maintained with coverage levels periodically reviewed to ensure alignment with the risk appetite.
While robust cybersecurity measures have been implemented, the Bank has not experienced any material impacts from cybersecurity threats to date. This is not a guarantee that potential future events will be immaterial. The evolving nature of cyber threats means that new risks will emerge. These threats could potentially affect the Bank’s business strategy, operations, or financial condition. For potential impacts of future threats, refer to “Item 1A - Risk Factors - Technology and Operational Risks.”
Cybersecurity governance
The Bank has implemented a comprehensive set of information security policies, standards, and related training programs to promote awareness and prevention of cybersecurity risks. All employees are required to:
•Review and acknowledge the information security framework upon hiring.
•Formally review and understand updates to these policies.
•Complete annual training sessions addressing data privacy and security, password protection, internet use, social engineering risks, and other key cybersecurity topics.
These efforts ensure employees remain vigilant and informed about evolving threats and best practices.
The Bank’s information security program undergoes rigorous internal and external auditing. The internal audit team and bank examiners conduct annual reviews to evaluate program’s effectiveness and risk mitigation efforts. Additionally, external auditors assess specific components of the information security program as part of the annual financial statements audit. The program is designed in accordance with the National Institute of Standards and Technology guidelines and the Cyber Risk Institute Profile recommended by the American Bankers Association underscoring our commitment to maintaining a strong cybersecurity governance framework.

ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 1221 Broadway, Suite 1300 Nashville, Tennessee. We have banking locations in the Tennessee metropolitan markets of Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to the metropolitan markets of Birmingham, Huntsville and Florence, Alabama and Bowling Green, Kentucky. As of December 31, 2024, we operated 77 full-service bank branches and 8 limited service branch locations throughout our geographic market areas as well as 12 mortgage offices throughout the southeastern United States. We also operate in 17 community markets throughout our footprint. See “Item 1. Business – Our Markets” for more detail. We own 66 of these locations and lease our other locations, which include nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are suitable and adequate for our current business operations.
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
The Company had approximately 2,304 stockholders of record as of February 11, 2025. A substantially greater number of holders of FBK common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a Global Industry Classification Standard Level 2 industry group consisting of 13 regional and national publicly traded banks. The graph assumes an initial $100 investment on December 31, 2019 through December 31, 2024. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Total Return Performance
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/30/24
FB Financial Corporation
S&P 500 Total Return Index
S&P 500 Bank Total Return Index

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
12/31/2019	100.00	100.00	100.00
12/31/2020	88.86	118.40	86.25
12/31/2021	113.30	152.39	116.82
12/31/2022	94.61	124.79	94.38
12/31/2023	106.30	157.59	104.73
12/31/2024	139.68	197.02	144.74
Source: S&P Global Market Intelligence
Dividends
We declared cash dividends on our common stock of $0.68 per share for the year ended December 31, 2024, compared to $0.60 per share for the year ended December 31, 2023. The timing and amount of future dividends are at the discretion of the Board of Directors and will depend upon a number of factors including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our Board of Directors may deem relevant. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. For a more complete discussion on the restrictions on dividends, see “Business: Supervision and regulation: Regulation of the Company and the Bank: Restrictions on dividends” and Note 13 “Dividend restrictions” in the notes to the consolidated financial statements.
Stock Repurchase Program
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2024:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31	—	$—	—	$87,300,693
November 1 - November 30	—	—	—	87,300,693
December 1 - December 31	—	—	—	87,300,693
Total	—	$—	—	$87,300,693
(1) Amounts are inclusive of commissions and fees related to the stock repurchases.
On March 21, 2024, the Company announced that its board of directors re-authorized the Company’s stock repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The Company purchased 353,286 shares pursuant to this plan during the year ended December 31, 2024. The purchase authorizations granted under the repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2026, whichever date occurs earlier. The repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
Sale of Equity Securities
The Company did not sell any unregistered equity securities during 2024.
ITEM 6 — [RESERVED]

ITEM 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations
Overall Objective
The following is a discussion of our financial condition at December 31, 2024 and 2023, and our results of operations for the years ended December 31, 2024 and 2023, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 are included in the respective sections within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2023.
Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned bank subsidiary, FirstBank. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Kentucky, Alabama and North Georgia. As of December 31, 2024, our footprint included 77 full-service branches serving the following Tennessee Metropolitan Statistical Areas: Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky and Birmingham, Florence and Huntsville, Alabama. We also provide banking services to 17 community markets throughout Tennessee, Alabama and North Georgia. During the year ended December 31, 2024, the Company announced expansions into the Tuscaloosa, Alabama and Asheville, North Carolina markets. FirstBank also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States. As of December 31, 2024, we had total assets of $13.16 billion, loans held for investment of $9.60 billion, total deposits of $11.21 billion, and total shareholders’ equity of $1.57 billion.
We operate through two segments, Banking and Mortgage. We generate most of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, and, to a lesser extent, unsecured credit lines, brokered deposits, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary market of mortgage loans, as well as from mortgage servicing revenues.
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
Interest rates increased throughout the year ended December 31, 2024. Volatile interest rates could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
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
During 2024, our percentage of total nonperforming loans to loans HFI increased to 0.87% as of December 31, 2024, from 0.65% as of December 31, 2023. Our classified loans increased to 1.15% of loans HFI as of December 31, 2024, compared to 0.74% as of December 31, 2023. Our nonperforming assets as of December 31, 2024 were $121.9 million, or 0.93% of total assets compared to $86.5 million, or 0.69% of assets as of December 31, 2023.
Our provisions for credit losses resulted in an expense of $12.0 million for the year ended December 31, 2024 compared to $2.5 million for the year ended December 31, 2023. For the year ended December 31, 2024, our provision for credit losses was comprised of $14.7 million of provision for credit losses on loans HFI and $2.7 million related to reversals of credit losses on unfunded commitments. The current period expense is the result of changes to the overall loan portfolio, including both growth and changes in portfolio composition, an increase in net charge-offs and slight deterioration in economic forecasts which impacted our loss estimation process. These evaluations weighed the impact of the current economic outlook, including unemployment and gross domestic product, as well as macroeconomic events which may impact our loan portfolio, such as supply chain concerns and global conflicts. See further discussion under the subheading “Allowance for credit losses.”
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

	As of or for the years ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Selected Balance Sheet Data
Cash and cash equivalents	$1,042,488	$810,932	$1,027,052
Investment securities, at fair value	1,538,008	1,471,973	1,474,176
Loans held for sale	126,760	67,847	139,451
Loans HFI	9,602,384	9,408,783	9,298,212
Allowance for credit losses on loans HFI	(151,942)	(150,326)	(134,192)
Total assets	13,157,482	12,604,403	12,847,756
Interest-bearing deposits (non-brokered)	8,625,113	8,179,430	8,178,453
Brokered deposits	469,089	150,475	750
Noninterest-bearing deposits	2,116,232	2,218,382	2,676,631
Total deposits	11,210,434	10,548,287	10,855,834
Borrowings	176,789	390,964	415,677
Allowance for credit losses on unfunded commitments	6,107	8,770	22,969
Total common shareholders' equity	1,567,538	1,454,794	1,325,425
Selected Statement of Income Data
Total interest income	$725,538	$678,410	$481,422
Total interest expense	309,035	271,193	69,187
Net interest income	416,503	407,217	412,235
Provisions for credit losses	12,004	2,539	18,982
Total noninterest income	39,070	70,543	114,667
Total noninterest expense	296,899	324,929	348,346
Income before income taxes	146,670	150,292	159,574
Income tax expense	30,619	30,052	35,003
Net income applicable to noncontrolling interest	16	16	16
Net income applicable to FB Financial Corporation	$116,035	$120,224	$124,555
Net interest income (tax-equivalent basis)	$419,091	$410,562	$415,282
Per Common Share
Basic net income	$2.48	$2.57	$2.64
Diluted net income	2.48	2.57	2.64
Book value(1)	33.59	31.05	28.36
Tangible book value(2)	28.27	25.69	22.90
Cash dividends declared	0.68	0.60	0.52
Selected Ratios
Return on average:
Assets(3)	0.91%	0.95%	1.01%
Shareholders' equity(3)	7.71%	8.74%	9.23%
Tangible common equity(2)	9.24%	10.7%	11.4%
Efficiency ratio	65.2%	68.0%	66.1%
Core efficiency ratio (tax-equivalent basis)(2)	57.3%	62.9%	62.7%
Loans HFI to deposit ratio	85.7%	89.2%	85.7%
Noninterest-bearing deposits to total deposits	18.9%	21.0%	24.7%
Net interest margin (tax-equivalent basis)	3.51%	3.44%	3.57%
Yield on interest-earning assets	6.10%	5.72%	4.16%
Cost of interest-bearing liabilities	3.53%	3.16%	0.87%
Cost of total deposits	2.76%	2.39%	0.54%

	As of or for the years ended December 31,
	2024	2023	2022
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.58%	1.60%	1.44%
Net charge-offs as a percentage of average loans HFI	(0.14)%	(0.01)%	(0.02)%
Nonperforming loans HFI as a percentage of loans HFI	0.87%	0.65%	0.49%
Nonperforming assets as a percentage of total assets(4)	0.93%	0.69%	0.68%
Capital Ratios (Company)
Total common shareholders' equity to assets	11.9%	11.5%	10.3%
Tangible common equity to tangible assets(2)	10.2%	9.74%	8.50%
Tier 1 Leverage	11.3%	11.3%	10.5%
Tier 1 Risk-Based Capital	13.1%	12.5%	11.3%
Total Risk-Based Capital	15.2%	14.5%	13.1%
Common Equity Tier 1 (CET1)	12.8%	12.2%	11.0%
(1)Book value per share equals our total common shareholders’ equity divided by the number of shares of our common stock outstanding as of the date presented.
(2)Non-GAAP financial measure; See "GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(3)ROAA and ROAE is calculated by dividing net income or loss for that period by our average assets or average equity for the same period.
(4)Includes $31.4 million, $21.2 million and $26.2 million of optional rights to repurchase GNMA loans that meet certain defined delinquency criteria as of December 31, 2024, 2023 and 2022, respectively.
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

The following table presents, as of the dates set forth below, a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$296,899	$324,929	$348,346
Less early retirement, severance and other costs	1,478	8,449	—
Less loss (gain) on lease terminations	—	1,770	(18)
Less FDIC special assessment	500	1,788	—
Less mortgage restructuring	—	—	12,458
Core noninterest expense	$294,921	$312,922	$335,906
Net interest income	$416,503	$407,217	$412,235
Net interest income (tax-equivalent basis)	419,091	410,562	415,282
Total noninterest income	39,070	70,543	114,667
Less loss from securities, net	(56,378)	(13,973)	(376)
Less loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(2,167)	(27)	(265)
Less cash life insurance benefit	2,057	—	—
Less loss on change in fair value on commercial loans held for sale	—	(2,114)	(5,133)
Core noninterest income	$95,558	$86,657	$120,441
Total revenue	$455,573	$477,760	$526,902
Core revenue (tax-equivalent basis)	$514,649	$497,219	$535,723
Efficiency ratio	65.2%	68.0%	66.1%
Core efficiency ratio (tax-equivalent basis)	57.3%	62.9%	62.7%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except share and per share data)	2024	2023	2022
Tangible assets
Total assets	$13,157,482	$12,604,403	$12,847,756
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(5,762)	(8,709)	(12,368)
Tangible assets	$12,909,159	$12,353,133	$12,592,827
Tangible common equity
Total common shareholders’ equity	$1,567,538	$1,454,794	$1,325,425
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Core deposit and other intangibles	(5,762)	(8,709)	(12,368)
Tangible common equity	$1,319,215	$1,203,524	$1,070,496
Common shares outstanding	46,663,120	46,848,934	46,737,912
Book value per common share	$33.59	$31.05	$28.36
Tangible book value per common share	$28.27	$25.69	$22.90
Total common shareholders’ equity to total assets	11.9%	11.5%	10.3%
Tangible common equity to tangible assets	10.2%	9.74%	8.50%
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

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Return on average tangible common equity
Total average common shareholders’ equity	$1,505,739	$1,374,831	$1,349,583
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)
Average intangibles, net	(7,177)	(10,472)	(14,573)
Average tangible common equity	$1,256,001	$1,121,798	$1,092,449
Net income applicable to FB Financial Corporation	$116,035	$120,224	$124,555
Return on average common shareholders' equity	7.71%	8.74%	9.23%
Return on average tangible common equity	9.24%	10.7%	11.4%

Overview of recent financial performance
Year ended December 31, 2024 compared to the year ended December 31, 2023
Our net income decreased during the year ended December 31, 2024 to $116.1 million from $120.2 million for the year ended December 31, 2023. Diluted earnings per common share was $2.48 and $2.57 for the years ended December 31, 2024 and 2023, respectively. Our net income represented a return on average assets of 0.91% and 0.95% for the years ended December 31, 2024 and 2023, respectively, and a return on average equity of 7.71% and 8.74% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2024 and 2023 was 9.2% and 10.7%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the year ended December 31, 2024, net interest income increased to $416.5 million compared with $407.2 million in the year ended December 31, 2023. Our net interest margin, on a tax-equivalent basis, increased to 3.51% for the year ended December 31, 2024 as compared to 3.44% for the year ended December 31, 2023. The increase in net interest margin was primarily driven by higher yields on interest-earning assets, particularly loans and taxable investment securities. This increase was partially offset by the cost of interest-bearing liabilities, primarily from money market and customer deposits.
Provision for credit losses on loans HFI and unfunded loan commitments was $12.0 million for the year ended December 31, 2024 compared $2.5 million for the year ended December 31, 2023 primarily due to a reversal of provision for credit losses on unfunded commitments of $2.7 million compared to $14.2 million during the year ended December 31, 2023. Refer to the section “Provision for credit losses” for additional information.
Noninterest income for the year ended December 31, 2024 decreased by $31.5 million to $39.1 million, down from $70.5 million for prior year period. The decrease in noninterest income was driven by a $56.4 million net loss on investment securities related to the sale of $526.4 million of AFS securities compared to a $14.0 million net loss on investment securities primarily related to the sale of $100.5 million of AFS securities for the year ended December 31, 2023. Refer to the section “Other earning assets” for additional information on the sale of the AFS securities. The decrease was partially offset by a $2.9 million increase in investment services and trust income, a $2.1 million increase in BOLI income resulting from proceeds from payment of death benefits, and a $1.9 million increase in equity investments income. Additionally, during the year ended December 31, 2023, a $2.1 million loss was recorded associated with the change in fair value of the commercial loans held for sale portfolio that was exited during the year ended December 31, 2023.
Noninterest expense decreased to $296.9 million for the year ended December 31, 2024, compared with $324.9 million for the year ended December 31, 2023. The decrease in noninterest expense is due to decreases in salaries, commissions and employee benefits of $19.6 million primarily related to the Company’s efficiency and scalability initiatives and updated methodology of deferrals for loan fees and loan origination expenses. Additionally, the decrease is reflective of decreases in occupancy, advertising, legal and professional expenses and franchise tax expense.
Year ended December 31, 2023 compared to year ended December 31, 2022
Our net income decreased during the year ended December 31, 2023 to $120.2 million from $124.6 million for the year ended December 31, 2022. Diluted earnings per common share was $2.57 and $2.64 for the years ended December 31, 2023 and 2022, respectively. Our net income represented a return on average assets of 0.95% and 1.01% for the years ended December 31, 2023 and 2022, respectively, and a return on average equity of 8.74% and 9.23% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2023 and 2022 was 10.7% and 11.4%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
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

Noninterest income for the year ended December 31, 2023 decreased by $44.1 million to $70.5 million, down from $114.7 million for prior year period. The decrease in noninterest income was primarily driven by a decrease in mortgage banking income of $28.9 million to $44.7 million for the year ended December 31, 2023, compared to $73.6 million for the prior year period. These results were impacted by increasing interest rates, compressing margins and a decrease in demand for residential mortgages experienced through the industry during the year ended December 31, 2023 compared with the year ended December 31, 2022. The change was also impacted by the restructuring of our mortgage business, including the exit of our direct-to-consumer internet delivery channel during the year ended December 31, 2022. Additionally contributing to the decrease in noninterest income during the year ended December 31, 2023 was a $14.0 million net loss on investment securities primarily related to the sale of $100.5 million of AFS securities. Refer to the section “Other earning assets” for additional information on the sale of the AFS securities.
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
Banking
Income before taxes from the Banking segment decreased for the year ended December 31, 2024 to $143.1 million, compared to $154.3 million for the year ended December 31, 2023. Net interest income increased by $9.5 million to $410.8 million during the year ended December 31, 2024 compared to $401.2 million during the year ended December 31, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $12.3 million of provision expense during the year ended December 31, 2024 compared to $2.6 million during the year ended December 31, 2023. The Banking segment recorded a noninterest loss of $8.4 million in the year ended December 31, 2024 as compared to income of $25.8 million in the year ended December 31, 2023. This decrease includes a net loss on investment securities of $56.4 million associated with the sale of $526.4 million AFS debt securities during the year ended December 31, 2024 compared with a net loss on investment securities of $14.0 million primarily related to the sale of $100.5 million of AFS debt securities for the year ended December 31, 2023. Noninterest expense decreased to $247.1 million for year ended December 31, 2024 compared to $270.1 million for the year ended December 31, 2023 due to decreases in salaries, occupancy, advertising, legal and professional fees and franchise tax expense.
Mortgage
Activity in our Mortgage segment resulted in a pre-tax net contribution of $3.6 million for the year ended December 31, 2024 compared to a $4.1 million pre-tax net loss for the year ended December 31, 2023. Net interest income was $5.7 million for the year ended December 31, 2024 compared to $6.0 million for the year ended December 31, 2023. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in a reversal of $0.3 million of provision expense during the year ended December 31, 2024 compared to a reversal of $0.1 million of provision expense during the year ended December 31, 2023. Mortgage banking income increased $1.9 million to $46.6 million during the year ended December 31, 2024 compared to $44.7 million for the year ended December 31, 2023.

The components of mortgage banking income for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$32,459	$32,470
Net change in fair value of loans held for sale and derivatives	1,241	(1,815)
Change in fair value on MSRs, net of hedging	(16,278)	(16,226)
Mortgage servicing income	29,212	30,263
Total mortgage banking income	$46,634	$44,692
Interest rate lock commitment volume	$1,459,494	$1,396,837
Interest rate lock commitment volume by purpose (%):
Purchase	84.1%	86.8%
Refinance	15.9%	13.2%
Mortgage sales	$1,173,066	$1,245,125
Mortgage sale margin	2.77%	2.61%
Closing volume	$1,222,606	$1,199,362
Outstanding principal balance of mortgage loans serviced	$10,235,048	$10,762,906
Noninterest expense for the years ended December 31, 2024 and 2023 was $49.8 million and $54.8 million, respectively. This decrease is reflective of a decrease in salaries and employee benefits associated with our efficiency and scalability initiatives.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the years ended December 31, 2024, 2023, and 2022.
Net interest income
Net interest income is the principle component of our earnings and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Net interest income and margin are shaped by fluctuations in interest rates as well as changes in volume and mix of earning assets and interest-bearing liabilities.
During the year ended December 31, 2024, the U.S. Treasury yield curve continued its path towards normalization with steepening in the intermediate and longer term sectors of the yield curve as the Federal Reserve cut short-term interest rates 100 basis points near the end of the year and longer term yields increased. This is in contrast to the inverted U.S. Treasury yield curve exhibited during the year ended December 31, 2023. The Federal Funds Target Rate range was 4.25% - 4.50% and 5.25% - 5.50% as of December 31, 2024 and December 31, 2023, respectively.
Net interest income increased $8.5 million to $419.1 million for the year ended December 31, 2024 as compared to $410.6 million for the year ended December 31, 2023. Increases in interest income of $46.4 million were largely offset by increases in interest expense of $37.8 million for the year ended December 31, 2024 compared to the prior period. The increase in interest income for the current year period was driven by an increase in yields on average earning assets which reached 6.10% in the current year, as compared to 5.72% in the prior year. The increase in interest expense was due to both an increase in the rate paid on interest-bearing liabilities, which increased to 3.53% from 3.16%, and an increase in the average balance of interest-bearing liabilities of $151.0 million.
Interest income on loans HFI increased $26.8 million to $622.8 million for the year ended December 31, 2024 from $596.0 million for the year ended December 31, 2023 due primarily to increasing yields. The average yield on loans HFI increased by 26 basis points period-over-period to 6.64% for the year ended December 31, 2024 from 6.38% for the year ended December 31, 2023.

The components of our loan yield for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
	2024		2023		2022
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$614,051	6.54%	$579,193	6.20%	$400,154	4.69%
Origination and other loan fee income	6,365	0.07%	14,675	0.15%	22,818	0.27%
Accretion (amortization) on purchased loans	657	0.01%	694	0.01%	(1,020)	(0.01)%
Nonaccrual interest collections	1,757	0.02%	1,439	0.02%	2,712	0.03%
Syndicated loan fee income	—	—%	—	—%	1,150	0.01%
Total loans HFI yield	$622,830	6.64%	$596,001	6.38%	$425,814	4.99%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Interest income on taxable investment securities increased $22.8 million to $50.1 million for the year ended December 31, 2024 from $27.3 million for the year ended December 31, 2023 due to the reinvestment of proceeds from the sale of AFS debt securities that were sold during the second half of 2023 and first and third quarters of 2024 to higher yielding U.S. government agency securities and mortgage-backed securities. The yield on taxable investment securities increased 142 basis points to 3.41% for the year ended December 31, 2024 compared to 1.99% for the year ended December 31, 2023.
Interest expense was $309.0 million for the year ended December 31, 2024, an increase of $37.8 million as compared to $271.2 million for the year ended December 31, 2023. The increase was largely attributed to a rise in the rate paid on interest-bearing deposit accounts, most notably, on money market and customer time deposit products. Total cost of interest-bearing deposits was 3.49% for the year ended December 31, 2024 compared to 3.08% for the year ended December 31, 2023.
Interest expense on money market deposits increased $20.9 million to $147.1 million for the year ended December 31, 2024 compared to $126.2 million for the year ended December 31, 2023. The average rate on money market deposits increased 31 basis points to 3.84% for the year ended December 31, 2024 from 3.53% for the year ended December 31, 2023. Interest expense on customer time deposits increased $10.3 million to $55.5 million for the year ended December 31, 2024 from $45.3 million for the year ended December 31, 2023. The average rate on customer time deposits increased 82 basis points to 3.97% for the year ended December 31, 2024 from 3.15% for the year ended December 31, 2023.
The average balance of other borrowings increased $94.0 million to $97.2 million for the year ended December 31, 2024 compared to $3.2 million for the year ended December 31, 2023. As a result, interest expense on other borrowings increased to $4.7 million for the year ended December 31, 2024 compared to $116 thousand for the year ended December 31, 2023. The yield on other borrowings increased 122 basis points to 4.82% for the year ended December 31, 2024 compared to 3.60% for the year ended December 31, 2023. The increase is due primarily to borrowings from the Bank Term Funding Program, which was paid-off during the year ended December 31, 2024. Refer to the section “Borrowings” for additional information on the BTFP.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Years Ended December 31,
	2024			2023			2022
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,384,458	$622,830	6.64%	$9,335,977	$596,001	6.38%	$8,541,650	$425,814	4.99%
Mortgage loans held for sale	66,983	4,486	6.70%	56,815	3,856	6.79%	215,952	8,385	3.88%
Commercial loans held for sale	—	—	—%	10,602	162	1.53%	51,075	2,627	5.14%
Investment securities:
Taxable	1,468,646	50,057	3.41%	1,370,514	27,257	1.99%	1,439,745	25,469	1.77%
Tax-exempt (2)	196,003	6,423	3.28%	290,884	9,674	3.33%	305,212	9,916	3.25%
Total investment securities (2)	1,664,649	56,480	3.39%	1,661,398	36,931	2.22%	1,744,957	35,385	2.03%
Federal funds sold and reverse repurchase agreements	123,601	6,703	5.42%	112,833	5,798	5.14%	197,235	3,414	1.73%
Interest-bearing deposits with other financial institutions	666,810	34,587	5.19%	701,629	35,652	5.08%	843,779	7,275	0.86%
FHLB stock	33,307	3,040	9.13%	40,058	3,355	8.38%	43,969	1,569	3.57%
Total interest-earning assets (2)	11,939,808	728,126	6.10%	11,919,312	681,755	5.72%	11,638,617	484,469	4.16%
Noninterest-earning assets:
Cash and due from banks	135,338			132,327			107,814
Allowance for credit losses on loans HFI	(153,265)			(140,246)			(127,499)
Other assets (3)(4)	803,867			757,441			758,918
Total noninterest-earning assets	785,940			749,522			739,233
Total assets	$12,725,748			$12,668,834			$12,377,850
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,625,713	$80,045	3.05%	$2,863,053	$81,761	2.86%	$3,121,638	$21,857	0.70%
Money market deposits	3,827,898	147,075	3.84%	3,578,707	126,205	3.53%	2,846,101	22,868	0.80%
Savings deposits	363,649	253	0.07%	422,339	259	0.06%	500,189	268	0.05%
Customer time deposits	1,399,278	55,529	3.97%	1,436,313	45,251	3.15%	1,167,947	11,555	0.99%
Brokered and internet time deposits	276,864	13,443	4.86%	101,423	5,343	5.27%	6,935	94	1.36%
Time deposits	1,676,142	68,972	4.11%	1,537,736	50,594	3.29%	1,174,882	11,649	0.99%
Total interest-bearing deposits	8,493,402	296,345	3.49%	8,401,835	258,819	3.08%	7,642,810	56,642	0.74%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	21,339	366	1.72%	29,860	669	2.24%	28,497	66	0.23%
Federal Home Loan Bank advances	—	—	—%	28,973	1,487	5.13%	171,142	5,583	3.26%
Subordinated debt	130,352	7,638	5.86%	127,386	10,102	7.93%	127,799	6,868	5.37%
Other borrowings	97,182	4,686	4.82%	3,225	116	3.60%	1,468	28	1.91%
Total other interest-bearing liabilities	248,873	12,690	5.10%	189,444	12,374	6.53%	328,906	12,545	3.81%
Total interest-bearing liabilities	8,742,275	309,035	3.53%	8,591,279	271,193	3.16%	7,971,716	69,187	0.87%
Noninterest-bearing liabilities:
Demand deposits	2,233,092			2,442,019			2,877,266
Other liabilities(4)	244,549			260,612			179,192
Total noninterest-bearing liabilities	2,477,641			2,702,631			3,056,458
Total liabilities	11,219,916			11,293,910			11,028,174
FB Financial Corporation common shareholders’ equity	1,505,739			1,374,831			1,349,583
Noncontrolling interest	93			93			93
Shareholders’ equity	1,505,832			1,374,924			1,349,676
Total liabilities and shareholders’ equity	$12,725,748			$12,668,834			$12,377,850
Net interest income (tax-equivalent basis)(2)		$419,091			$410,562			$415,282
Interest rate spread (tax-equivalent basis)(2)			2.57%			2.56%			3.29%
Net interest margin (tax-equivalent basis) (2)(5)			3.51%			3.44%			3.57%
Cost of total deposits			2.76%			2.39%			0.54%
Average interest-earning assets to average interest-bearing liabilities			136.6%			138.7%			146.0%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $2.6 million, $3.3 million, and $3.0 million for years ended December 31, 2024, 2023, and 2022, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $166.1 million, $231.5 million, and $144.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $24.6 million, $21.7 million, and $13.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(5)The NIM is calculated by dividing net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the years ended December 31, 2024 and 2023. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Year ended December 31, 2024 compared to year ended December 31, 2023 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$3,218	$23,611	$26,829
Loans held for sale - mortgage	681	(51)	630
Loans held for sale - commercial	(162)	—	(162)
Investment securities:
Taxable	3,345	19,455	22,800
Tax-exempt(2)	(3,109)	(142)	(3,251)
Federal funds sold and reverse repurchase agreements	584	321	905
Interest-bearing deposits with other financial institutions	(1,806)	741	(1,065)
FHLB stock	(616)	301	(315)
Total interest income(2)	2,135	44,236	46,371
Interest-bearing liabilities:
Interest-bearing checking deposits	(7,235)	5,519	(1,716)
Money market deposits	9,574	11,296	20,870
Savings deposits	(41)	35	(6)
Customer time deposits	(1,470)	11,748	10,278
Brokered and internet time deposits	8,518	(418)	8,100
Securities sold under agreements to repurchase and federal funds purchased	(146)	(157)	(303)
Federal Home Loan Bank advances	(1,487)	—	(1,487)
Subordinated debt	174	(2,638)	(2,464)
Other borrowings	4,530	40	4,570
Total interest expense	12,417	25,425	37,842
Change in net interest income(2)	$(10,282)	$18,811	$8,529
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $2.6 million and $3.3 million for the years ended December 31, 2024 and 2023, respectively.

Year ended December 31, 2023 compared to year ended December 31, 2022

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
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $3.3 million, and $3.0 million for the years ended December 31, 2023 and 2022, respectively.
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
Our allowance for credit losses calculation as of December 31, 2024 and 2023 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation as of December 31, 2024 included economic forecasts for unemployment, gross domestic product, as well as other macroeconomic events which may impact our loan portfolio, such as supply chain concerns and global conflicts. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.

We recognized a provision for credit losses on loans HFI for the years ended December 31, 2024 and 2023 of $14.7 million and $16.7 million, respectively. The current period provision on loans HFI is due to growth in loan balances for most loan categories, an increase in net charge-offs and slight deterioration in economic forecasts offset by significant decreases in construction lending. For the year ended December 31, 2023, the current period provision on loans HFI was impacted by three commercial and industrial relationships moving to nonaccrual status and the deteriorating economic forecasts.
We recorded a reversal of provision for credit losses on unfunded commitments of $2.7 million and $14.2 million for the years ended December 31, 2024 and 2023, respectively. The reversal of provision for credit losses on unfunded commitments for the years ended December 31, 2024 and 2023 is primarily due to management's concentrated effort to reduce unfunded loan commitments during the periods indicated including a $227.7 million and a $913.2 million decrease in our construction category for the years ended December 31, 2024 and 2023, respectively. Decreases in commitment balances for construction and commercial real estate were partially offset by increases in commercial and industrial and residential segments. Decreases in commitment balances for construction resulted in a $2.6 million and $14.2 million decrease in ACL for the years ended December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the years ended December 31, 2024 and 2023.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Mortgage banking income	$46,634	$44,692	$73,580
Investment services and trust income	14,191	11,320	8,866
Service charges on deposit accounts	13,234	12,154	12,049
ATM and interchange fees	11,465	10,282	15,600
Loss from investment securities, net	(56,378)	(13,973)	(376)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(2,167)	(27)	(265)
Other income	12,091	6,095	5,213
Total noninterest income	$39,070	$70,543	$114,667
Noninterest income amounted to $39.1 million for the year ended December 31, 2024, a decrease of $31.5 million, or 45%, as compared to $70.5 million for the year ended December 31, 2023. The decrease in total noninterest income was driven by the net loss from investment securities and net loss on write-downs of premises and equipment, offset by increases in investment services and trust income and other noninterest income.
Mortgage banking income primarily includes origination fees and realized gains and losses on the sale of mortgage loans, unrealized change in fair value of mortgage loans and derivatives, and mortgage loan servicing fees, which includes the net change in fair value of MSRs and related derivatives. Mortgage banking income was $46.6 million, an increase of $1.9 million compared to the prior year.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. Investment services and trust income increased $2.9 million during the year ended December 31, 2024 to $14.2 million as compared to $11.3 million during the year ended December 31, 2023. The increase is primarily attributable to fees earned from higher assets under management stemming from market value improvement and existing account growth, as well as customer acquisition efforts through a mix of financial advisors joining the Company bringing new business and the addition of new accounts by the financial advisors already at the Company.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $1.1 million during the year ended December 31, 2024 to $13.2 million as compared to $12.2 million during the year ended December 31, 2023.
ATM and interchange fees represent income related to customers' utilization of their debit cards and interchange income. ATM and interchange fees were $11.5 million for the year ended December 31, 2024, compared to $10.3 million for the year ended December 31, 2023.

Net loss from investment securities was $56.4 million for the year ended December 31, 2024 compared to a net loss of $14.0 million for the year ended December 31, 2023. The net loss from investment securities during the year ended December 31, 2024 stemmed from the sale of $526.4 million of AFS debt securities while the net loss in the prior year primarily related to the sale of $100.5 million of AFS debt securities during that period. The proceeds from the investment securities sales in both years were reinvested into higher yielding AFS securities. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets was $2.2 million for the year ended December 31, 2024 compared to $27 thousand for the year ended December 31, 2023. The loss on sales or write-downs of premises and equipment, other real estate owned and other assets during the year ended December 31, 2024 is primarily due to a $2.3 million impairment charge on two facilities which will be decommissioned.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily BOLI income, swap fees, equity investment income, and prior to 2024, change in fair value of commercial loans held for sale. Other income increased $6.0 million to $12.1 million during the year ended December 31, 2024 as compared to $6.1 million during the year ended December 31, 2023. This increase was primarily related to a $2.1 million increase in BOLI income resulting from proceeds from payment of death benefits during the year ended December 31, 2024, an $1.9 million increase in equity investments income and a $2.1 million loss recorded during the year ended December 31, 2023 associated with the change in fair value of the commercial loans held for sale portfolio that was exited during the year ended December 31, 2023.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Salaries, commissions and employee benefits	$183,813	$203,441	$211,491
Occupancy and equipment expense	26,250	28,148	23,562
Data processing	9,642	9,230	9,315
Legal and professional fees	7,679	8,890	15,028
Advertising	7,007	8,267	11,208
Amortization of core deposit and other intangibles	2,947	3,659	4,585
Mortgage restructuring expense	—	—	12,458
Other expense	59,561	63,294	60,699
Total noninterest expense	$296,899	$324,929	$348,346
Noninterest expense decreased by $28.0 million, or 9%, during the year ended December 31, 2024 to $296.9 million as compared to $324.9 million in the year ended December 31, 2023. The decrease in noninterest expense was attributable to decreases in salaries and employee benefits, occupancy expense, legal and professional fees, advertising, and other noninterest expense.
Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. For the year ended December 31, 2024, salaries, commissions and employee benefits expense decreased $19.6 million, or 10%, to $183.8 million as compared to $203.4 million for the year ended December 31, 2023. This change was attributable to the impact of the Company’s efficiency and scalability initiatives, partially offset by increases to incentive expense recognized as a result of the Company's overall performance. Additionally contributing to this decrease was a $10.3 million decrease from the Company applying an updated deferral methodology for loan fees and loan origination expenses.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense decreased $1.9 million during the year ended December 31, 2024 to $26.3 million as compared to $28.1 million during the year ended December 31, 2023. The decrease was primarily driven by a $1.8 million loss on lease terminations primarily associated with branch closures recognized during the year ended December 31, 2023.

Data processing is comprised of all third-party core operating system and processing charges as well as payroll processing. Data processing fees were $9.6 million for the year ended December 31, 2024, compared to $9.2 million for the year ended December 31, 2023.
Legal and professional fees represent fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Legal and professional fees decreased by $1.2 million during the year ended December 31, 2024 to $7.7 million as compared to $8.9 million during the year ended December 31, 2023. The decrease was primarily driven by the completion of internal projects in the prior year.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the year ended December 31, 2024, advertising expense decreased $1.3 million to $7.0 million compared to $8.3 million during the year ended December 31, 2023. This decrease was primarily attributable to marketing rebate activity with partners earned through higher transaction volumes during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Amortization of core deposit and other intangibles were $2.9 million for the year ended December 31, 2024, compared to $3.7 million for the year ended December 31, 2023.
Mortgage restructuring expense is related to the exit from our direct-to-consumer internet delivery channel during the year ended December 31, 2022. This expense primarily included salaries, commissions and employee benefits expense, including severance and the acceleration of vesting on restricted stock units. Other components of this expense included software license and maintenance fees, an impairment of our operating lease right-of-use assets and a loss on disposal of fixed assets.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense decreased $3.7 million during the year ended December 31, 2024 to $59.6 million compared to $63.3 million during the year ended December 31, 2023. The decrease was primarily related to a $4.4 million decrease in franchise tax expense.
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
Our efficiency ratio was 65.2% and 68.0% for the years ended December 31, 2024 and 2023, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 57.3% and 62.9% for the years ended December 31, 2024 and 2023, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $30.6 million and $30.1 million for the years ended December 31, 2024 and 2023, respectively. This represents effective tax rates of 20.9% and 20.0% for the years ended December 31, 2024 and 2023, respectively. The primary differences from the enacted Federal rates are applicable state income taxes and certain expenses that are not deductible, reduced for non-taxable income. Refer to Note 12 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the Company’s income tax expense and effective tax rates.

Financial condition
The following discussion of our financial condition compares balances as of December 31, 2024 and 2023.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	December 31,
	2024				2023
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,062,626	$1,691,213	18%	$2,982,967	$1,720,733	18%
Construction	1,585,865	1,087,732	11%	2,123,177	1,397,313	15%
Residential real estate:
1-to-4 family mortgage	1,624,053	1,616,754	17%	1,569,525	1,568,552	17%
Residential line of credit	1,336,506	602,475	6%	1,231,038	530,912	6%
Multi-family mortgage	665,813	653,769	7%	627,387	603,804	6%
Commercial real estate:
Owner-occupied	1,436,424	1,357,568	14%	1,305,503	1,232,071	13%
Non-owner occupied	2,154,027	2,099,129	22%	2,026,491	1,943,525	21%
Consumer and other	507,175	493,744	5%	437,382	411,873	4%
Total loans	$12,372,489	$9,602,384	100%	$12,303,470	$9,408,783	100%
Our loans HFI portfolio is our most significant earning asset, comprising 73.0% and 74.6% of our total assets at December 31, 2024 and 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we are also party to loan syndications and participations from other banks (collectively, “participated loans”). As of December 31, 2024 and 2023, loans HFI included approximately $177.6 million and $254.6 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the years ended December 31, 2024 and 2023, we sold $25.3 million and $55.8 million in loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of December 31, 2024 and 2023, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee and Alabama, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.
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
The table below shows concentration ratios for the Bank and Company as of December 31, 2024 and 2023.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
December 31, 2024
Construction	70.1%	67.1%
Commercial real estate	249.3%	238.5%
December 31, 2023
Construction	93.3%	91.2%
Commercial real estate	265.1%	259.0%

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

	December 31, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial
Real estate rental and leasing	$473,132	$282,801	$463
Finance and insurance	439,596	271,731	—
Construction	391,811	105,421	1,060
Manufacturing	255,070	171,614	—
Wholesale trade	186,446	98,032	151
Professional, scientific and technical services	186,189	108,155	9
Information	178,395	88,722	—
Educational services	171,669	53,191	20
Other services (except public administration)	126,305	81,179	17
Retail trade	122,698	83,567	5,270
Health care and social assistance	115,704	76,833	493
Administrative and support and waste management and remediation services	106,693	69,560	2,151
Transportation and warehousing	84,576	74,785	104
Arts, entertainment and recreation	57,998	32,403	—
Management of companies and enterprises	45,367	26,765	—
Accommodation and food services	30,570	26,372	104
Other	90,407	40,082	549
Total	$3,062,626	$1,691,213	$10,391

Commercial real estate owner-occupied
Real estate rental and leasing	$240,229	$226,367	$—
Other services (except public administration)	206,748	201,688	4,506
Retail trade	192,902	188,159	—
Health care and social assistance	136,470	133,106	219
Manufacturing	121,683	118,201	55
Accommodation and food services	102,616	101,443	—
Wholesale trade	82,074	78,938	—
Transportation and warehousing	76,686	51,111	—
Construction	70,921	62,967	—
Professional, scientific and technical services	41,077	39,082	94
Arts, entertainment and recreation	40,727	38,838	—
Agriculture, forestry, fishing and hunting	26,945	25,320	676
Educational services	19,193	18,785	—
Management of companies and enterprises	18,478	16,608	—
Finance and insurance	17,489	16,236	2,668
Administrative and support and waste management and remediation services	14,573	13,680	519
Other	27,613	27,039	908
Total	$1,436,424	$1,357,568	$9,645

Additionally, we track our lending exposure of non-owner occupied commercial real estate and construction by collateral property type to determine potential risks associated with collateral types, and if any risk issues could lead to additional credit loss exposure.
The table below provides a summary of our non-owner occupied commercial real estate and construction loan portfolios by collateral property type.

	December 31, 2024
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$498,688	$487,334	$3,512
Office	357,260	348,295	18
Warehouse and industrial	350,125	323,422	—
Hotel	321,725	321,493	2,649
Assisted living and special care facilities	140,881	140,702	—
Self-storage	133,134	131,072	—
Land-mobile home park	91,172	90,397	—
Healthcare facility	82,052	81,892	—
Restaurants, bars and event venues	37,872	36,007	—
Recreation, sports and entertainment	36,639	35,398	—
Other	104,479	103,117	—
Total	$2,154,027	$2,099,129	$6,179

Construction
Consumer:
Construction	$183,218	$122,321	$2,298
Land	39,890	34,417	—
Commercial:
Land	267,993	229,254	1,653
Multi-family	208,749	158,708	—
Office	26,704	17,356	5,999
Recreation, sports and entertainment	18,252	8,030	—
Retail	15,402	13,486	—
Convenience store and gas station	13,446	11,220	—
Self-storage	11,150	5,867	—
Car wash	3,975	3,975	—
Other	51,391	14,331	—
Residential Development:
Construction	589,318	354,377	1,503
Land	120,719	79,296	—
Lots	35,658	35,094	—
Total	$1,585,865	$1,087,732	$11,453

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of December 31, 2024. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	December 31, 2024
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$759,138	$795,517	$135,811	$747	$1,691,213
Construction	596,847	428,934	59,320	2,631	1,087,732
Residential real estate:
1-to-4 family mortgage	88,328	486,882	197,875	843,669	1,616,754
Residential line of credit	62,954	101,543	437,928	50	602,475
Multi-family mortgage	92,605	426,815	105,823	28,526	653,769
Commercial real estate:
Owner-occupied	134,608	859,263	346,709	16,988	1,357,568
Non-owner occupied	246,487	1,252,172	589,871	10,599	2,099,129
Consumer and other	18,849	73,384	85,900	315,611	493,744
Total ($)	$1,999,816	$4,424,510	$1,959,237	$1,218,821	$9,602,384
Total (%)	20.8%	46.1%	20.4%	12.7%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of December 31, 2024.

	December 31, 2024
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$421,471	$510,604	$932,075
Construction	127,691	363,194	490,885
Residential real estate:
1-to-4 family mortgage	1,140,136	388,290	1,528,426
Residential line of credit	4,251	535,270	539,521
Multi-family mortgage	326,305	234,859	561,164
Commercial real estate:
Owner-occupied	833,665	389,295	1,222,960
Non-owner occupied	1,001,638	851,004	1,852,642
Consumer and other	444,061	30,834	474,895
Total ($)	$4,299,218	$3,303,350	$7,602,568
Total (%)	56.5%	43.5%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2024.

	December 31, 2024
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$563,688	$1,436,128	$1,999,816
One to five years	2,459,130	1,965,380	4,424,510
Five to fifteen years	967,559	991,678	1,959,237
Over fifteen years	872,529	346,292	1,218,821
Total ($)	$4,862,906	$4,739,478	$9,602,384
Total (%)	50.6%	49.4%	100.0%

Of the loans shown above with floating interest rates as of December 31, 2024, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$2,458	25	$9,774	18	$1,143	6	$—	—	$13,375	18
26-50 bps	15,401	50	44,076	38	1,287	46	328	45	61,092	41
51-75 bps	1,178	75	18,409	67	577	75	—	—	20,164	68
76-100 bps	19,483	100	44,542	89	1,627	86	2,803	85	68,455	92
101-200 bps	136,201	172	201,315	163	26,656	167	15,518	145	379,690	166
201-300 bps	191,648	271	344,122	260	179,447	274	21,978	276	737,195	266
301-400 bps	417,283	360	291,024	363	399,587	362	51,135	360	1,159,029	361
401-500 bps	229,213	431	350,001	432	160,830	437	216,729	454	956,773	437
501-600 bps	416	585	6,711	588	10,504	560	1,968	520	19,599	566
601 bps and above	251	697	17,548	663	5,208	666	4,329	747	27,336	677
Total loans with current rates above floors	$1,013,532	323	$1,327,522	303	$786,866	353	$314,788	412	$3,442,708	330
Loans at interest rate floors providing support:
1-25 bps	$2,134	25	$20,170	20	$1,554	23	$—	—	$23,858	21
26-50 bps	3,361	50	7,924	41	—	—	—	—	11,285	44
51-75 bps	398	75	281	63	531	64	—	—	1,210	68
76-100 bps	932	99	—	—	—	—	—	—	932	99
Total loans at interest rate floors providing support	$6,825	50	$28,375	26	$2,085	34	$—	—	$37,285	31
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of December 31, 2024 and 2023, we had $121.9 million and $86.5 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.7 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $1.8 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

Nonperforming loans HFI increased by $22.8 million to $83.7 million as of December 31, 2024 compared to $60.9 million as of December 31, 2023. The increase in nonperforming loans primarily occurred in our 1-4 family mortgage residential real estate and construction portfolios. The increase in nonperforming loans in our 1-4 family mortgage residential real estate portfolio stemmed from higher unemployment, while the construction portfolio increase was caused by one credit entering non-performing status. The increase in these portfolios was partially offset by a decrease in our commercial and industrial portfolio driven by a full charge-off of a single commercial and industrial relationship during the year ended December 31, 2024.
As of December 31, 2024 and 2023, we had $31.4 million and $21.2 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of both December 31, 2024 and 2023, other real estate owned included $0.1 million of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $2.4 million and $1.1 million as of December 31, 2024 and 2023, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	December 31,
(dollars in thousands)	2024	2023
Loan Type:
Commercial and industrial	$10,391	$21,730
Construction	11,453	3,037
Residential real estate:
1-to-4 family mortgage	27,944	16,073
Residential line of credit	1,894	2,473
Multi-family mortgage	21	32
Commercial real estate:
Owner-occupied	9,645	3,188
Non-owner occupied	6,179	3,351
Consumer and other	16,178	11,039
Total nonperforming loans HFI	$83,705	$60,923
Mortgage loans held for sale(1)	31,357	21,229
Other real estate owned	4,409	3,192
Other repossessed assets	2,444	1,139
Total nonperforming assets	$121,915	$86,483
Nonperforming loans HFI as a percentage of total loans HFI	0.87%	0.65%
Nonperforming assets as a percentage of total assets	0.93%	0.69%
Nonaccrual loans HFI as a percentage of loans HFI	0.62%	0.51%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of December 31, 2024 and 2023. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $47.9 million at December 31, 2024 as compared to $47.0 million at December 31, 2023. The slight increase from December 31, 2023 to December 31, 2024 primarily occurred within our consumer and other, 1-4 family mortgage residential real estate and commercial real estate owner occupied portfolios offset with decreases in our commercial real estate non-owner occupied and construction portfolios.

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
We calculate our expected credit loss using a lifetime loss rate methodology. We utilize probability-weighted forecasts, which consider multiple macroeconomic variables that are applicable to each type of loan. See “Critical Accounting Estimates - Allowance for credit losses” and Note 3 “Loans and allowance for credit losses” in the notes to the consolidated financial statements for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	December 31,
	2024		2023
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$16,667	0.99%	$19,599	1.14%
Construction	31,698	2.91%	35,372	2.53%
Residential real estate:
1-to-4 family mortgage	25,340	1.57%	26,505	1.69%
Residential line of credit	10,952	1.82%	9,468	1.78%
Multi-family mortgage	10,512	1.61%	8,842	1.46%
Commercial real estate:
Owner-occupied	11,993	0.88%	10,653	0.86%
Non-owner occupied	25,531	1.22%	22,965	1.18%
Consumer and other	19,249	3.90%	16,922	4.11%
Total allowance for credit losses on loans HFI	$151,942	1.58%	$150,326	1.60%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Allowance for credit losses on loans HFI at beginning of period	$150,326	$134,192	$125,559
Charge-offs:
Commercial and industrial	(11,080)	(462)	(2,087)
Construction	(122)	—	—
Residential real estate:
1-to-4 family mortgage	(439)	(46)	(77)
Residential line of credit	(73)	—	—
Commercial real estate:
Owner-occupied	—	(144)	(15)
Non-owner occupied	—	—	(268)
Consumer and other	(3,051)	(2,851)	(2,254)
Total charge-offs	$(14,765)	$(3,503)	$(4,701)
Recoveries:
Commercial and industrial	$428	$273	$2,005
Construction	—	10	11
Residential real estate:
1-to-4 family mortgage	84	100	54
Residential line of credit	18	1	17
Commercial real estate:
Owner-occupied	245	109	88
Non-owner occupied	—	1,833	—
Consumer and other	939	573	766
Total recoveries	$1,714	$2,899	$2,941
Net charge-offs	(13,051)	(604)	(1,760)
Provision for credit losses on loans HFI	14,667	16,738	10,393
Allowance for credit losses on loans HFI at the end of period	$151,942	$150,326	$134,192
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.14)%	(0.01)%	(0.02)%
Allowance for credit losses on loans HFI as a percentage of loans	1.58%	1.60%	1.44%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	256.0%	311.7%	489.2%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	181.5%	246.7%	292.7%

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2024
Commercial and industrial	$7,720	$(10,652)	$1,655,250	(0.64)%
Construction	(3,552)	(122)	1,199,414	(0.01)%
Residential real estate:
1-to-4 family mortgage	(810)	(355)	1,587,111	(0.02)%
Residential line of credit	1,539	(55)	562,877	(0.01)%
Multi-family mortgage	1,670	—	629,920	—%
Commercial real estate:
Owner-occupied	1,095	245	1,278,683	0.02%
Non-owner occupied	2,566	—	2,021,677	—%
Consumer and other	4,439	(2,112)	449,526	(0.47)%
Total	$14,667	$(13,051)	$9,384,458	(0.14)%
Year Ended December 31, 2023
Commercial and industrial	$8,682	$(189)	$1,678,832	(0.01)%
Construction	(4,446)	10	1,594,317	—%
Residential real estate:
1-to-4 family mortgage	310	54	1,558,477	—%
Residential line of credit	1,973	1	507,884	—%
Multi-family mortgage	2,352	—	519,554	—%
Commercial real estate:
Owner-occupied	2,905	(35)	1,169,680	—%
Non-owner occupied	(784)	1,833	1,925,759	0.10%
Consumer and other	5,746	(2,278)	381,474	(0.60)%
Total	$16,738	$(604)	$9,335,977	(0.01)%
Year Ended December 31, 2022
Commercial and industrial	$(4,563)	$(82)	$1,466,685	(0.01)%
Construction	11,221	11	1,549,622	—%
Residential real estate:
1-to-4 family mortgage	7,060	(23)	1,438,801	—%
Residential line of credit	1,574	17	431,826	—%
Multi-family mortgage	(486)	—	411,509	—%
Commercial real estate:
Owner occupied	(4,883)	73	1,060,523	0.01%
Non-owner occupied	(3,584)	(268)	1,839,577	(0.01)%
Consumer and other	4,054	(1,488)	343,107	(0.43)%
Total	$10,393	$(1,760)	$8,541,650	(0.02)%
The ACL on loans HFI was $151.9 million and $150.3 million and represented 1.58% and 1.60% of loans HFI as of December 31, 2024 and 2023, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 3, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
For the year ended December 31, 2024, we experienced net charge-offs of $13.1 million, or 0.14% of average loans HFI, compared to net charge-offs of $0.6 million, or 0.01% for the year ended December 31, 2023. The increase was driven by a $10.5 million full charge-off of a single commercial and industrial relationship during the year ended December 31, 2024. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 22 basis points to 0.87% as of December 31, 2024 compared to December 31, 2023. See above within this section for further information related to this increase.
Management has made a concerted effort to reduce exposure to construction lending during year ended December 31, 2024. The reduction in construction balances and the corresponding allowance reduction offset some of the additional allowance needed related to growth in other loan segments.

We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which decreased to $6.1 million as of December 31, 2024 from $8.8 million as of December 31, 2023 due to a 4.30% or $124.6 million decrease in unfunded loan commitments during the period. The decrease in the allowance for credit losses on unfunded commitment was driven primarily as a result of management’s concentrated effort to reduce unfunded loan commitments, namely in our construction category.
Loans held for sale
Mortgage loans held for sale consisted of $95.4 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $31.4 million of GNMA optional repurchase loans. This compares to $46.6 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $21.2 million of GNMA optional repurchase loans as of December 31, 2023.
Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $11.21 billion and $10.55 billion as of December 31, 2024 and 2023, respectively. Noninterest-bearing deposits at December 31, 2024 and 2023 were $2.12 billion and $2.22 billion, respectively which include mortgage escrow deposits which increased to $69.0 million as of December 31, 2024 from $63.6 million as of December 31, 2023. Our interest-bearing deposits were $9.09 billion and $8.33 billion at December 31, 2024 and 2023, respectively.
The decrease in our noninterest-bearing deposits from December 31, 2024 to December 31, 2023 was due to a migration to interest-yielding products such as interest-bearing checking deposits, which increased by $402.0 million. In addition, customers also migrated to money market and savings deposits accounts which increased by $133.6 million from December 31, 2023.
Our deposits from municipal and governmental entities, also known as public funds, decreased by $43.0 million during the period within the interest-bearing checking category. The decrease in public funds was largely due to management's decision over the period to not renew certain maturing public deposits.
Additionally, customer time deposits decreased by $89.6 million from December 31, 2023 which was largely driven by management's decision not to renew certain maturing deposits given the change in market interest rates.
Brokered and internet time deposits increased by $318.3 million to $469.1 million as of December 31, 2024 compared to December 31, 2023. The increase was driven by an issuance of brokered deposits of $369.1 million at an average coupon of 4.15% as we took advantage of favorable relative terms available during the second half of the year ended December 31, 2024.
We have experienced an increase in our cost of interest-bearing deposits due to a shift in our deposit composition and due to an increase in the interest rate environment. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management’s discussion and analysis under the subheading “Results of operations” discussion.
Our deposit base may include certain deposits from related parties as disclosed within Note 22, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	December 31,
	2024			2023			2022
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,116,232	19%	—%	$2,218,382	21%	—%	$2,676,631	25%	—%
Interest-bearing demand	2,906,425	26%	3.05%	2,504,421	24%	2.86%	3,059,984	28%	0.70%
Money market	3,986,777	36%	3.84%	3,819,814	36%	3.53%	3,226,102	30%	0.80%
Savings deposits	351,706	3%	0.07%	385,037	4%	0.06%	471,143	4%	0.05%
Customer time deposits	1,380,205	12%	3.97%	1,469,811	14%	3.15%	1,420,131	13%	0.99%
Brokered and internet time deposits	469,089	4%	4.86%	150,822	1%	5.27%	1,843	—%	1.36%
Total deposits	$11,210,434	100%	2.76%	$10,548,287	100%	2.39%	$10,855,834	100%	0.54%

Customer Time Deposits(2)
0.00-1.00%	$65,302	5%		$62,464	4%		$387,739	27%
1.01-2.00%	63,582	5%		114,521	8%		341,721	24%
2.01-3.00%	74,171	5%		51,346	4%		89,916	6%
3.01-4.00%	264,863	19%		268,550	18%		342,576	24%
4.01-5.00%	875,916	63%		812,781	55%		224,308	16%
Above 5.00%	36,371	3%		160,149	11%		33,871	3%
Total customer time deposits	$1,380,205	100%		$1,469,811	100%		$1,420,131	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$99	—%		$99	5%
1.01-2.00%	—	—%		—	—%		747	41%
2.01-3.00%	—	—%		248	—%		747	41%
3.01-4.00%	169,088	36%		—	—%		250	13%
4.01-5.00%	199,888	43%		—	—%		—	—%
Above 5.00%	100,113	21%		150,475	100%		—	—%
Total brokered and internet time deposits	$469,089	100%		$150,822	100%		$1,843	100%
Total time deposits	$1,849,294			$1,620,633			$1,421,974
(1) Average rates are presented for the years ended December 31, 2024, 2023, and 2022, respectively. (2) Rates are presented as of period-end.
Further details related to our deposit customer base is presented below as of the dates indicated:

	December 31,
	2024		2023
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,853,609	43%	$4,880,890	46%
Commercial	4,802,105	43%	4,069,724	39%
Public	1,554,720	14%	1,597,673	15%
Total deposits	$11,210,434	100%	$10,548,287	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of December 31, 2024:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$364,837	4.25%
Over Three to Six	420,080	4.15%
Over Six to Twelve	345,798	3.71%
Over Twelve	268,568	3.48%
Total	$1,399,283	3.94%

Time deposits of greater than $250
Months to maturity:
Three or less	$135,225	4.46%
Over Three to Six	174,164	4.32%
Over Six to Twelve	103,796	3.66%
Over Twelve	36,826	3.37%
Total	$450,011	4.13%
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Collateralized deposits are included within our total uninsured deposits.
As of December 31, 2024, the estimated portion of time deposits outstanding that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Amount
Months to maturity:
Three or less	$118,064
Over Three to Six	152,948
Over Six to Twelve	96,165
Over Twelve	31,790
Total	$398,967
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	December 31,
	2024	2023
Estimated insured or collateralized deposits(1)	$8,346,796	$7,414,224
Estimated uninsured and uncollateralized deposits(1)	$2,863,638	$3,134,063
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	25.5%	29.7%
Estimated uninsured deposits(2)	$4,478,898	$4,899,349
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $61.1 million and $47.8 million at December 31, 2024 and 2023, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $64.8 million and $35.5 million at December 31, 2024 and 2023, respectively.
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
The fair value of our AFS debt securities portfolio was $1.54 billion and $1.47 billion as of December 31, 2024 and 2023, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $141.4 million and $186.8 million as of December 31, 2024 and 2023, respectively. Current net unrealized losses are due to increases in longer term interest rates.
During the year ended December 31, 2024, we sold $526.4 million of AFS debt securities, resulting in a loss on securities of $56.4 million. We primarily sold fixed rate, deeply discounted mortgage bonds and low yielding municipal bonds and reinvested the proceeds into U.S. government agency AFS debt securities and a blend of fixed and floating rate securities to achieve the best accretion profile for the Bank. Including the reinvestment of these proceeds, we purchased $905.4 million of AFS debt securities during the year ended December 31, 2024. Maturities, prepayments and calls of AFS debt securities totaled $299.8 million for the year ended December 31, 2024.
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

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	December 31,
	2024			2023
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. Treasury securities:
Maturing within one year	$299	—%	4.25%	$61,466	4.2%	2.50%
Maturing in one to five years	—	—%	—%	47,030	3.2%	1.59%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	299	—%	4.25%	108,496	7.4%	2.10%
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	13,094	0.9%	1.96%
Maturing in five to ten years	207,220	13.5%	5.28%	6,000	0.4%	6.40%
Maturing after ten years	355,787	23.1%	5.47%	184,862	12.6%	6.23%
Total U.S. government agency securities	563,007	36.6%	5.40%	203,956	13.9%	5.96%
Municipal securities:
Maturing within one year	548	—%	4.26%	2,813	0.2%	2.23%
Maturing in one to five years	3,611	0.2%	3.56%	11,677	0.8%	5.85%
Maturing in five to ten years	15,723	1.0%	3.06%	40,304	2.7%	3.60%
Maturing after ten years	127,975	8.3%	2.93%	187,469	12.7%	2.94%
Total municipal securities	147,857	9.5%	2.96%	242,263	16.4%	3.00%
Mortgage-backed securities - residential and commercial:
Maturing within one year	2,222	0.1%	3.35%	126	—%	1.57%
Maturing in one to five years	343	—%	2.16%	3,239	0.2%	2.91%
Maturing in five to ten years	13,424	0.9%	2.73%	33,121	2.3%	2.97%
Maturing after ten years	809,867	52.8%	3.10%	877,446	59.6%	1.86%
Total mortgage-backed securities - residential and commercial	825,856	53.8%	3.09%	913,932	62.1%	1.90%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	989	0.1%	7.98%	—	—%	—%
Maturing in five to ten years	—	—%	—%	3,326	0.2%	4.33%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	989	0.1%	7.98%	3,326	0.2%	4.33%
Total AFS debt securities	$1,538,008	100.0%	3.93%	$1,471,973	100.0%	2.66%
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $13.5 million and $19.3 million at December 31, 2024 and 2023, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Borrowings against these lines (i.e., federal funds purchased) totaled $89.4 million as of December 31, 2023. There were no such borrowings as of December 31, 2024.
FHLB short-term advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of December 31, 2024 and 2023 had total borrowing capacity of $1.40 billion and $1.76 billion, respectively. As of December 31, 2024 and 2023, we had qualifying loans pledged as collateral securing these lines amounting to $2.61 billion and $3.01 billion, respectively. There were no FHLB advances outstanding as of December 31, 2024 or December 31, 2023.
Bank Term Funding Program
In March 2023, the Federal Reserve established the Bank Term Funding Program to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the March 2023 high-profile bank failures. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. The BTFP ceased extending new borrowings on March 11, 2024. As of December 31, 2023, we had outstanding borrowings of $130.0 million under the BTFP at a borrowing rate of 4.85%. During the year ended December 31, 2024, we repaid the $130.0 million borrowings in full.
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
Additionally, during the year ended December 31, 2020, we placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. The Company mitigated interest rate exposure associated with these notes through the use of fair value hedging instruments. The fair value hedge matured during the year ended December 31, 2024. See Note 15, "Derivatives" for additional details related to these instruments.
Further information related to our subordinated debt as of December 31, 2024 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	7.84%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	7.74%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual fixed(3)
Unamortized debt issuance costs				(226)
Total subordinated debt, net				$130,704
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

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.2 million and $1.3 million as of December 31, 2024 and 2023, respectively. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $31.4 million and $21.2 million as of December 31, 2024 and 2023, respectively. See Note 7, “Leases” and Note 16, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of December 31, 2024 and 2023, we had pledged securities related to these items with carrying values of $0.94 billion and $0.93 billion, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of December 31, 2024 or December 31, 2023. As of December 31, 2024, we had the ability to borrow $1.40 billion through FHLB advances with remaining capacity of $1.40 billion. As of December 31, 2023, there was $1.76 billion available to borrow against with a remaining capacity of $1.30 billion.
We also maintained unsecured lines of credit with other commercial banks totaling $370.0 million as of both December 31, 2024 and 2023. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines (i.e., federal funds purchased) totaled $89.4 million as of December 31, 2023. There were no such borrowings against these lines as of December 31, 2024. As of both December 31, 2024 and 2023, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	December 31,
(dollars in thousands)	2024	2023
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,042,488	$810,932
Unpledged AFS debt securities	600,965	542,427
Total on-balance sheet liquidity	$1,643,453	$1,353,359

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,318,091	$3,350,026
FHLB remaining borrowing capacity	1,397,905	1,297,702
Federal Reserve discount window	2,053,541	2,431,084
Total available sources of liquidity	$6,769,537	$7,078,812

On-balance sheet liquidity as a percentage of total assets	12.5%	10.7%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	293.8%	269.0%
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of December 31, 2024 and December 31, 2023, $185.9 million and $218.4 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2024, there were $61.5 million in cash dividends approved by the board for payment from the Bank to the holding company. Additionally, asset dividends of equity securities amounting to $21.7 million were distributed from the Bank to the holding company during the year ended December 31, 2024. During the year ended December 31, 2023, there were $49.0 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to December 31, 2024, the Board approved a dividend from the Bank to the holding company to be paid in the first quarter for $9.8 million that also did not require approval from the TDFI.
During the year ended December 31, 2024, the Company declared shareholder dividends of $0.68 per share, or $32.2 million. During the year ended December 31, 2023, the Company declared shareholder dividends of $0.60 per share, or $28.3 million. Subsequent to December 31, 2024, the Company declared a quarterly dividend in the amount of $0.19 per share, payable on February 25, 2025, to stockholders of record as of February 11, 2025.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.57 billion and $1.45 billion as of December 31, 2024 and 2023, respectively. The increase in shareholders’ equity was primarily attributable to net income of $116.0 million and unrealized loss reclassification adjustment for loss on sale of securities included in net income of $41.7 million (net of tax benefit) from December 31, 2023. This increase was partially off-set by dividends declared of $32.2 million and stock repurchases of $12.7 million. Book value per common share was $33.59 as of December 31, 2024 and $31.05 as of December 31, 2023.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of December 31, 2024 and 2023, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 19, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

December 31, 2024	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital	15.2%	14.7%	10.0%
Tier 1 risk-based capital	13.1%	12.6%	8.0%
Common Equity Tier 1 ratio	12.8%	12.6%	6.5%
Tier 1 leverage	11.3%	10.8%	5.0%
(1) Applicable to Bank level capital.
Capital ratios are well above regulatory requirements for well-capitalized institutions. Management uses risk-based capital ratios in its analysis of the measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company.
Critical accounting estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general practices within the banking industry. A summary of our accounting policies is included in “Item 8. Financial Statements and Supplementary Data - Note 1, Basis of presentation and summary of significant accounting policies” of this Report. Certain of these policies require management to apply significant judgement and estimates, which can have a material impact on the carrying value of certain assets and liabilities, and we consider the below policies to be our critical accounting policies.
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

	December 31,
	2024	2025	2026
Baseline forecast:
Unemployment rate	4.00%	4.10%	4.00%
GDP	2.70%	2.20%	2.00%
CRE price index	305.7	304.4	327.1
BBB spread	1.60%	2.20%	2.50%

Negative economic scenario:
Unemployment rate	4.00%	6.30%	5.60%
GDP	2.70%	0.03%	1.70%
CRE price index	305.7	272.9	304.4
BBB spread	1.60%	2.70%	2.60%
Excluding the impact of qualitative considerations, using only the negative economic scenario would result in a hypothetical increase over our recognized ACL of approximately $53.2 million at December 31, 2024.
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
The retained mortgage servicing right is initially measured at the fair value of future net cash flows expected to be realized for performing servicing activities. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. These techniques require management to make estimates regarding future servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balance and servicing costs. Changes in interest rates and prepayments speeds or other factors impact the fair value of the MSR which impacts earnings. The fair value of the MSR was $162.0 million at December 31, 2024.
Based on a hypothetical sensitivity analysis, we estimate that an increase in discount rates of 100 basis points and 200 basis points would reduce the December 31, 2024 fair value of the MSR by approximately 4.64% (or $7.5 million) and 8.88% (or $14.4 million), respectively. Separately, a 10% and 20% increase on the prepayment rates would reduce the December 31, 2024 fair value of the MSR by approximately 2.60% (or $4.2 million) and 5.04% (or $8.2 million), respectively.
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included above.

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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	December 31,
(in basis points)	2024	2023
+400	10.4%	8.99%
+300	8.39%	6.81%
+200	5.78%	4.65%
+100	2.97%	2.44%
-100	(2.87)%	(2.86)%
-200	(6.06)%	(6.54)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	December 31,
(in basis points)	2024	2023
+400	(14.5)%	(16.6)%
+300	(12.3)%	(13.6)%
+200	(7.92)%	(8.05)%
+100	(3.80)%	(3.29)%
-100	3.08%	1.03%
-200	5.17%	(0.63)%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of December 31, 2024 and 2023 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making the assessment, management used the “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment management has determined that, as of December 31, 2024, the Company's internal control over financial reporting is effective based on the COSO 2013 framework. Additionally, based upon management's assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of FB Financial Corporation
Nashville, Tennessee
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of FB Financial Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts and Qualitative Adjustments
As described in Note 1 – Basis of presentation and Note 3 – Loans and allowance for credit losses on loans HFI, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. The allowance for credit losses (“ACL”) on loans held for investment on December 31, 2024 was $151.9 million. The provision for credit losses on loans held for investment for the year ended December 31, 2024 was $14.7 million.
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
February 25, 2025

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$120,153	$146,542
Federal funds sold and reverse repurchase agreements	125,825	83,324
Interest-bearing deposits in financial institutions	796,510	581,066
Cash and cash equivalents	1,042,488	810,932
Investments:
Available-for-sale debt securities, at fair value	1,538,008	1,471,973
Federal Home Loan Bank stock, at cost	32,749	34,190
Loans held for sale (includes $95,403 and $46,618 at fair value, respectively)	126,760	67,847
Loans held for investment	9,602,384	9,408,783
Less: allowance for credit losses on loans HFI	151,942	150,326
Net loans held for investment	9,450,442	9,258,457
Premises and equipment, net	148,899	155,731
Operating lease right-of-use assets	47,963	54,295
Interest receivable	49,611	52,715
Mortgage servicing rights, at fair value	162,038	164,249
Bank-owned life insurance	72,504	76,143
Other real estate owned, net	4,409	3,192
Goodwill	242,561	242,561
Core deposit and other intangibles, net	5,762	8,709
Other assets	233,288	203,409
Total assets	$13,157,482	$12,604,403
LIABILITIES
Deposits
Noninterest-bearing	$2,116,232	$2,218,382
Interest-bearing checking	2,906,425	2,504,421
Money market and savings	4,338,483	4,204,851
Customer time deposits	1,380,205	1,469,811
Brokered and internet time deposits	469,089	150,822
Total deposits	11,210,434	10,548,287
Borrowings	176,789	390,964
Operating lease liabilities	60,024	67,643
Accrued expenses and other liabilities	142,604	142,622
Total liabilities	11,589,851	11,149,516
SHAREHOLDERS’ EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,663,120 and 46,848,934 shares issued and outstanding, respectively	46,663	46,849
Additional paid-in capital	860,266	864,258
Retained earnings	762,293	678,412
Accumulated other comprehensive loss, net	(101,684)	(134,725)
Total FB Financial Corporation common shareholders’ equity	1,567,538	1,454,794
Noncontrolling interest	93	93
Total equity	1,567,631	1,454,887
Total liabilities and shareholders’ equity	$13,157,482	$12,604,403
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)

5

	Years Ended December 31,
	2024	2023	2022
Interest income:
Interest and fees on loans	$626,402	$599,195	$436,363
Interest on investment securities
Taxable	50,057	27,257	25,469
Tax-exempt	4,749	7,153	7,332
Other	44,330	44,805	12,258
Total interest income	725,538	678,410	481,422

Interest expense:
Deposits	296,345	258,819	56,642
Borrowings	12,690	12,374	12,545
Total interest expense	309,035	271,193	69,187
Net interest income	416,503	407,217	412,235
Provision for credit losses on loans HFI	14,667	16,738	10,393
(Reversal of) provision for credit losses on unfunded commitments	(2,663)	(14,199)	8,589
Net interest income after provision for credit losses	404,499	404,678	393,253

Noninterest income:
Mortgage banking income	46,634	44,692	73,580
Investment services and trust income	14,191	11,320	8,866
Service charges on deposit accounts	13,234	12,154	12,049
ATM and interchange fees	11,465	10,282	15,600
Loss from investment securities, net	(56,378)	(13,973)	(376)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets, net	(2,167)	(27)	(265)
Other income	12,091	6,095	5,213
Total noninterest income	39,070	70,543	114,667

Noninterest expenses:
Salaries, commissions and employee benefits	183,813	203,441	211,491
Occupancy and equipment expense	26,250	28,148	23,562
Data processing	9,642	9,230	9,315
Legal and professional fees	7,679	8,890	15,028
Advertising	7,007	8,267	11,208
Amortization of core deposit and other intangibles	2,947	3,659	4,585
Mortgage restructuring expense	—	—	12,458
Other expense	59,561	63,294	60,699
Total noninterest expense	296,899	324,929	348,346
Income before income taxes	146,670	150,292	159,574
Income tax expense	30,619	30,052	35,003
Net income applicable to FB Financial Corporation and noncontrolling interest	116,051	120,240	124,571
Net income applicable to noncontrolling interest	16	16	16
Net income applicable to FB Financial Corporation	$116,035	$120,224	$124,555

Earnings per common share:
Basic	$2.48	$2.57	$2.64
Diluted	2.48	2.57	2.64
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income (loss)
(Amounts are in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$116,051	$120,240	$124,571
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain in available-for-sale securities, net of tax (benefit) expense of $(2,744), $8,706 and $(62,316)	(8,217)	24,802	(176,798)
Reclassification adjustment for loss (gain) on sale of securities included in net income, net of tax benefit of $14,692, $3,668 and $—	41,686	10,406	(1)
Net unrealized (loss) gain in hedging activities, net of tax (benefit) expense of $(151), $(176), and $532	(428)	(500)	1,508
Total other comprehensive income (loss), net of tax	33,041	34,708	(175,291)
Comprehensive income (loss) applicable to FB Financial Corporation and noncontrolling interest	149,092	154,948	(50,720)
Comprehensive income applicable to noncontrolling interest	16	16	16
Comprehensive income (loss) applicable to FB Financial Corporation	$149,076	$154,932	$(50,736)
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2021	$47,549	$892,529	$486,666	$5,858	$1,432,602	$93	$1,432,695
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	124,555	—	124,555	16	124,571
Other comprehensive loss, net of taxes	—	—	—	(175,291)	(175,291)	—	(175,291)
Repurchase of common stock	(997)	(38,982)	—	—	(39,979)	—	(39,979)
Stock based compensation expense	3	9,854	—	—	9,857	—	9,857
Restricted stock units vested and distributed, net of shares withheld	156	(2,998)	—	—	(2,842)	—	(2,842)
Shares issued under employee stock purchase program	27	1,185	—	—	1,212	—	1,212
Dividends declared ($0.52 per share)	—	—	(24,689)	—	(24,689)	—	(24,689)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2022	$46,738	$861,588	$586,532	$(169,433)	$1,325,425	$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	120,224	—	120,224	16	120,240
Other comprehensive income, net of taxes	—	—	—	34,708	34,708	—	34,708
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)	—	(4,944)
Stock based compensation expense	9	10,372	—	—	10,381	—	10,381
Restricted stock units vested, net of taxes	149	(2,213)	—	—	(2,064)	—	(2,064)
Performance-based restricted stock units vested, net of taxes	68	(1,383)	—	—	(1,315)	—	(1,315)
Shares issued under employee stock purchase program	21	702	—	—	723	—	723
Dividends declared ($0.60 per share)	—	—	(28,344)	—	(28,344)	—	(28,344)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2023	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	116,035	—	116,035	16	116,051
Other comprehensive income, net of taxes	—	—	—	33,041	33,041	—	33,041
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)	—	(12,699)
Stock based compensation expense	6	9,479	—	—	9,485	—	9,485
Restricted stock units vested, net of taxes	110	(1,612)	—	—	(1,502)	—	(1,502)
Performance-based restricted stock units vested, net of taxes	30	(374)	—	—	(344)	—	(344)
Shares issued under employee stock purchase program	21	861	—	—	882	—	882
Dividends declared ($0.68 per share)	—	—	(32,154)	—	(32,154)	—	(32,154)
Noncontrolling interest distribution	—	—	—	—	—	(16)	(16)
Balance at December 31, 2024	$46,663	$860,266	$762,293	$(101,684)	$1,567,538	$93	$1,567,631
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$116,051	$120,240	$124,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	11,966	11,180	8,017
Amortization of core deposit and other intangibles	2,947	3,659	4,585
Amortization of issuance costs on subordinated debt	386	387	387
Capitalization of mortgage servicing rights	(4,984)	(7,192)	(20,809)
Net change in fair value of mortgage servicing rights	7,195	11,308	(32,044)
Stock-based compensation expense	9,485	10,381	9,857
Provision for credit losses on loans HFI	14,667	16,738	10,393
(Reversal of) provision for credit losses on unfunded commitments	(2,663)	(14,199)	8,589
Provision for (reversal of) mortgage loan repurchases	235	(650)	(2,989)
(Accretion) amortization of discounts and premiums on acquired loans, net	(657)	(694)	1,020
Amortization of premiums and discounts on securities, net	2,180	6,106	6,589
Loss from investment securities, net	56,378	13,973	376
Originations of loans held for sale	(1,222,606)	(1,199,362)	(2,403,476)
Repurchases of loans held for sale	—	—	(194)
Proceeds from sale of loans held for sale	1,206,725	1,276,596	3,067,204
Gain on sale and change in fair value of loans held for sale	(33,700)	(28,541)	(47,783)
Net loss on write-downs of premises and equipment, other real estate owned and other assets	2,167	27	265
(Reversal of) provision for deferred income taxes	(1,763)	(1,415)	12,552
Earnings on bank-owned life insurance	(3,753)	(1,871)	(1,452)
Changes in:
Operating lease assets and liabilities, net	(1,287)	3,637	5,030
Other assets and interest receivable	(27,679)	6,564	(7,222)
Accrued expenses and other liabilities	7,510	(15,800)	56,247
Net cash provided by operating activities	138,800	211,072	799,713
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	526,441	100,463	1,218
Maturities, prepayments and calls	299,814	128,206	204,748
Purchases	(905,431)	(202,054)	(242,889)
Proceeds from sales of equity securities	—	3,091	—
Net change in loans	(211,941)	(97,302)	(1,675,976)
Net sales (purchases) of FHLB stock	1,441	24,451	(26,424)
Purchases of premises and equipment	(6,546)	(20,229)	(10,629)
Proceeds from the sale of premises and equipment	1,009	123	875
Proceeds from the sale of other real estate owned	2,323	6,083	4,959
Purchase of equity method securities	(10,000)	—	—
Purchase of equity securities without a readily determinable market value	—	—	(10,000)
Proceeds from the sale of other assets	1,494	1,717	—
Proceeds from bank-owned life insurance	7,392	236	—
Net cash used in investing activities	(294,004)	(55,215)	(1,754,118)
Cash flows from financing activities:
Net increase (decrease) in deposits	657,650	(312,897)	28,784
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(95,265)	21,819	46,229
Repayment of Bank Term Funding Program borrowings	(130,000)	—	—
Net decrease (increase) in short-term FHLB advances	—	(45,000)	175,000
Stock-based compensation withholding payments	(1,846)	(3,379)	(2,842)
Net proceeds from sale of common stock under employee stock purchase program	882	723	1,212
Repurchase of common stock	(12,699)	(4,944)	(39,979)
Dividends paid on common stock	(31,780)	(28,057)	(24,503)
Dividend equivalent payments made upon vesting of equity compensation	(166)	(226)	(168)
Noncontrolling interest distribution	(16)	(16)	(16)
Net cash provided by (used in) financing activities	386,760	(371,977)	183,717
Net change in cash and cash equivalents	231,556	(216,120)	(770,688)
Cash and cash equivalents at beginning of the period	810,932	1,027,052	1,797,740
Cash and cash equivalents at end of the period	$1,042,488	$810,932	$1,027,052

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Interest paid	$303,662	$261,032	$63,701
Taxes paid, net	43,195	37,937	906
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,458	$2,736	$1,437
Transfers from loans to other assets	4,362	2,925	—
Transfers from other real estate owned to other assets	—	75	—
Transfers from other real estate owned to premises and equipment	—	—	351
Transfers from loans to loans held for sale	1,054	13,720	46,364
Transfers from loans held for sale to loans	1,850	3,273	24,479
Loans provided for sales of other assets	1,078	911	—
Increase (decrease) in rebooked GNMA loans under optional repurchase program	10,128	(4,982)	26,211
Dividends declared not paid on restricted stock units and performance stock units	374	287	222
Right-of-use assets obtained in exchange for operating lease liabilities	5,973	7,300	25,399
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (1)—Basis of presentation and summary of significant accounting policies
(A) Organization and Company overview
FB Financial Corporation (the “Company”) is a financial holding company headquartered in Nashville, Tennessee.
FirstBank (the “Bank”), a direct subsidiary of the Company, headquartered in Nashville, provides a comprehensive suite of commercial and consumer banking services to clients in select markets. These services are offered through the Bank’s 77 full-service branches throughout Tennessee, Kentucky, Alabama and North Georgia, as well as other limited servicing banking, ATM and mortgage loan production locations serving metropolitan and community markets across its footprint.
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
The Company did not record any provision for credit losses for its available-for-sale debt securities during the years ended December 31, 2024 and 2023, as declines in fair value below amortized cost were determined to be non-credit related.
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
Held-to-maturity securities
Debt securities are classified as held-to-maturity and carried at amortized cost, excluding accrued interest, when management has the positive intent and ability to hold them to maturity. At December 31, 2024 and 2023, the Company did not own any securities classified as held-to-maturity.
Trading account securities
Trading account securities are held for the purpose of buying and selling securities at a profit. Trading account securities are carried at fair value on the balance sheet, with any periodic changes in fair value recorded through income. At December 31, 2024 and 2023, the Company did not own any securities classified as trading.
Equity securities
Equity securities with a readily determinable market value are carried at fair value on the balance sheet with any unrealized gains or losses recorded through income. Equity securities without a readily determinable fair value are carried at cost less impairment. Equity securities where the company has the ability to exercise significant influence over an investee’s operations and financial policies are accounted for under the equity method of accounting. Equity securities that qualify as equity method investments are initially recorded at cost and adjusted to reflect the Company’s proportionate share of profit or loss of the investee through income. We review equity method investments for impairment if there are events or changes in circumstances which indicate the carrying amount might not be recoverable. Equity securities, including those with and without a readily determinable market value and equity method securities are included in other assets on the consolidated balance sheets.
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
(E) Loans held for sale
Mortgage loans held for sale
Mortgage loans originated and intended for sale in the secondary market are carried at fair value under the fair value option as permitted under the guidance in ASC 825, “Financial Instruments,” until sold. Electing to measure these assets at fair value reduces certain timing differences and more accurately matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them. The change in fair value of both loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Gains and losses on sale are recognized at the time the loan is closed. Pass through origination costs and related loan fees are also included in mortgage banking income.
A portion of loans sold by the Company are sold to GNMA with the Company retaining the servicing rights after the sale. GNMA optional repurchase programs allow financial institutions to repurchase individual delinquent mortgage loans that meet certain criteria from the securitized loan pool from which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
of the remaining principal balance of the loan. Under ASC 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have effective control over these loans under the unconditional buy-back option, the loan can no longer be reported as sold and must be brought onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported at the current unpaid principal balance as loans held for sale with an offsetting liability reported in borrowings on the Company’s consolidated balance sheets and are considered nonperforming assets due to their delinquent status.
Commercial loan held for sale
Historically, the Company held and managed a designated portfolio of commercial loans, including shared national credits and institution healthcare loans, originally acquired through past acquisitions. During the year ended December 31, 2023, the Company exited the final commercial relationship designated as held for sale. Prior to this exit, the Company accounted for these designated relationships as held for sale.
(F) Loans held for investment (excluding purchased credit deteriorated loans)
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at amortized cost. Amortized cost, or recorded investment, represents the principal amount outstanding, net of any remaining purchase accounting adjustments, including discounts or premiums, as well as any deferred loan fees and direct costs on originated loans. Interest income on loans is recognized using the simple interest method on daily principal balances outstanding, including the accretion or amortization of purchase accounting adjustments, deferred loan fees and other direct costs.
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
(G) Allowance for credit losses
The allowance for credit losses represents the portion of the loan’s amortized cost basis that the Company does not expect to collect due to credit losses over the loan’s life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as the Company promptly charges off uncollectible accrued interest receivable. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In the future, the Company may update information and forecasts that may cause significant changes in the estimate in those future quarters.
The Company calculates its expected credit loss using a lifetime loss rate methodology. The Company utilizes probability-weighted forecasts, which consider multiple macroeconomic variables from Moody’s that are applicable to each type of loan. Each of the Company’s loss rate models incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history.
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
Construction loans. Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small and medium-sized businesses and individuals. These loans are generally secured by the land or the real property being built and are made based on the Company’s assessment of the value of the property on an as-completed basis and repayment depends upon project completion and sale, refinancing, or operation of the real estate.
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
The Company’s loss rate models estimate the lifetime loss rate for the pools of loan segments by combining the calculated loss rate based on each variable within the model, including the macroeconomic variables. The lifetime loss rate for the pool is then multiplied by the loan balances to determine the expected credit losses on the pool.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
A loan may require an individual evaluation when it is placed on nonaccrual status or no longer exhibits similar risk characteristics. These risk characteristics may include payment performance, internal or external credit scores, collateral type, effective interest rate or term among others. A loan is deemed collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be primarily through sale or operation of the collateral. The allowance for credit losses for collateral-dependent loans as well as loans where foreclosure is probable is calculated as the amount for which the loan’s amortized cost basis exceeds fair value of the underlying collateral. Fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. In cases where repayment is to be provided substantially through the sale of collateral, the Company reduces the fair value by the estimated costs to sell.
The Company evaluates all loan modifications according to the accounting guidance for loan refinancing and modifications to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. The Company derecognizes the existing loan and accounts for the modified loan as a new loan if the effective yield on the modified loan is at least equal to the effective yield for comparable loans with similar collection risks and the modifications to the original loan are more than minor. If a loan modification does not meet these conditions, it extends the existing loan’s amortized cost basis and accounts for the modified loan as a continuation of the existing loan. Substantially all of its loan modifications involving borrowers experiencing financial difficulty are accounted for as a continuation of the existing loan.
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
For loan commitments that are not accounted for as derivatives and when the obligation is not unconditionally cancellable by the Company, the Company applies the CECL methodology to estimate the expected credit loss for off-balance sheet commitments. The estimate of expected credit losses for off-balance sheet credit commitments is recognized as a liability. When the loan is funded, an allowance for expected credit losses is estimated for that loan using the CECL methodology, and the liability for off-balance sheet commitments is reduced. When applying the CECL methodology to estimate the expected credit loss, the Company considers the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions.
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
For financial statement purposes, the estimated useful life for premises is the lesser of the remaining useful life per third- party appraisal or forty years, for furniture, fixtures and equipment the estimated useful life is three to ten years, and for leasehold improvements the estimated useful life is the remaining term of the lease.
Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. At December 31, 2024, the Company had an impairment charge of $2,349 on two facilities which will be decommissioned recorded in gain (loss) on sales or write-downs of premises and equipment, other real estate owned and other assets on the consolidated statements of income. There was no such impairment at December 31, 2023 or 2022.
(K) Other real estate owned
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure, which may establish a new cost basis. Other real estate owned may also include excess facilities and properties held for sale as described in Note 5, “Other real estate owned.” Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan. After initial measurement, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in gain (loss) on sales or write-downs of premises and equipment, other real estate owned and other assets on the consolidated statements of income.
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
There are no residual value guarantees, restrictions or covenants imposed by leases that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal.

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
(O) Goodwill and other intangibles
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage, and tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present. The Company may also elect to bypass the qualitative assessment and begin with the quantitative assessment. If the results of the quantitative assessment indicate that the fair value of the reporting unit is below its carrying amount, the Company will recognize an impairment loss in noninterest expense for the amount that the reporting unit’s carrying amount exceeds its fair value (up to the amount of goodwill recorded). No impairment charges were recognized in either reporting units during the year ended December 31, 2024.
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
The Company’s policy is to recognize interest and penalties on uncertain tax positions in income tax expense in the consolidated statements of income. There were no amounts related to uncertain tax positions recognized for the years ended December 31, 2024, 2023 or 2022.
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
When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair value or cash flow hedge, the derivative instrument continues to be carried on the Company’s consolidated balance sheets at its fair value, with changes in the fair value included in earnings. Additionally, for fair value hedges, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted as an adjustment to the hedged item’s yield over the hedged item’s remaining life as established at original designation of the hedging relationship. For cash flow hedges, when hedge accounting is discontinued, but the hedged cash flows or forecasted transactions are still expected to occur, the unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings in the same period when the earnings are affected by the original hedged cash flows or forecasted transactions. When a cash flow hedge is discontinued because the hedged cash flows or forecasted transactions are not expected to occur, unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings immediately.
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
(T) Earnings per common share
Basic EPS excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock-based compensation plans where securities have been granted but are not yet vested and distributable. Diluted EPS is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Years Ended December 31,
	2024	2023	2022
Basic earnings per common share:
Earnings available to common shareholders	$116,035	$120,224	$124,555
Weighted average basic shares outstanding	46,737,217	46,781,214	47,113,470
Basic earnings per common share	$2.48	$2.57	$2.64
Diluted earnings per common share:
Earnings available to common shareholders	$116,035	$120,224	$124,555
Weighted average basic shares outstanding	46,737,217	46,781,214	47,113,470
Weighted average diluted shares contingently issuable(1)	135,408	41,578	126,321
Weighted average diluted shares outstanding	46,872,625	46,822,792	47,239,791
Diluted earnings per common share	$2.48	$2.57	$2.64
 (1) Excludes 2,235, 172,677 and 11,888 restricted stock units outstanding considered to be antidilutive as of December 31, 2024, 2023 and 2022 respectively.
(U) Segment reporting
ASC 280, “Segment Reporting,” requires information be reported about a company's reporting segments using a “management approach.” Identifiable reporting segments are defined as those revenue-producing components for which discrete financial information is utilized internally and which are subject to evaluation by the chief operating decision maker in making resource allocation decisions. Based on this guidance, the Company has identified two reporting segments - Banking and Mortgage. The Banking segment, the Company's primary segment, provides a full range of deposit and lending services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through the Mortgage segment which engages in servicing and sale of mortgage loans through the secondary markets. Certain financial information has been presented in Note 18, “Segment reporting.”

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
Stock-based compensation expense is recognized in accordance with ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity.” Compensation expense for RSUs is equal to the fair market value at the grant date and recognized over the vesting period. Compensation expense for PSUs is estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. The Company has elected to record forfeitures as they occur. The summary of RSUs, PSUs, and stock-based compensation expense is presented in Note 21, “Stock-based compensation".
(W) Subsequent events
In accordance with ASC 855, “Subsequent Events,” the Company has evaluated events and transactions that occurred after December 31, 2024 through the date of the issued consolidated financial statements for potential recognition and disclosure.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. The Company adopted this standard effective December 31, 2024, for annual financial statements and subsequent interim periods beginning in 2025, and

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
retrospectively updated its disclosures. Refer to Note 18 for further information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update is intended to provide investors more detailed disclosures around specific types of expenses. This ASU requires certain details for expenses presented on the face of the consolidated statements of income as well as selling expenses to be presented in the notes to the financial statements. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is evaluating the impact this will have on the Company's consolidated financial statements and related disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at December 31, 2024 and 2023:

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$564,752	$172	$(1,917)	$—	$563,007
Mortgage-backed securities - residential	927,883	393	(117,277)	—	810,999
Mortgage-backed securities - commercial	15,965	—	(1,108)	—	14,857
Municipal securities	169,498	20	(21,661)	—	147,857
U.S. Treasury securities	299	—	—	—	299
Corporate securities	1,000	—	(11)	—	989
Total	$1,679,397	$585	$(141,974)	$—	$1,538,008

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$204,663	$470	$(1,177)	$—	$203,956
Mortgage-backed securities - residential	1,057,389	—	(160,418)	—	896,971
Mortgage-backed securities - commercial	18,186	—	(1,225)	—	16,961
Municipal securities	263,312	370	(21,419)	—	242,263
U.S. Treasury securities	111,729	—	(3,233)	—	108,496
Corporate securities	3,500	—	(174)	—	3,326
Total	$1,658,779	$840	$(187,646)	$—	$1,471,973
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of December 31, 2024 and 2023, total accrued interest receivable on AFS debt securities was $6,401 and $7,212, respectively.
AFS debt securities pledged at December 31, 2024 and 2023 had carrying amounts of $937,043 and $929,546, respectively, and were pledged to secure a Federal Reserve line of credit, public deposits and repurchase agreements. Additionally at December 31, 2023, AFS debt securities were pledged to secure Bank Term Funding Program borrowings.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At December 31, 2024 and 2023, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$494,885	$(1,908)	$714	$(9)	$495,599	$(1,917)
Mortgage-backed securities - residential	209,078	(8,956)	441,502	(108,321)	650,580	(117,277)
Mortgage-backed securities - commercial	2,222	(19)	12,635	(1,089)	14,857	(1,108)
Municipal securities	34,059	(2,376)	110,173	(19,285)	144,232	(21,661)
Corporate securities	—	—	989	(11)	989	(11)
Total	$740,244	$(13,259)	$566,013	$(128,715)	$1,306,257	$(141,974)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$25,923	$(21)	$14,040	$(1,156)	$39,963	$(1,177)
Mortgage-backed securities - residential	—	—	896,971	(160,418)	896,971	(160,418)
Mortgage-backed securities - commercial	—	—	16,961	(1,225)	16,961	(1,225)
Municipal securities	14,480	(148)	188,669	(21,271)	203,149	(21,419)
U.S. Treasury securities	—	—	108,496	(3,233)	108,496	(3,233)
Corporate securities	—	—	3,326	(174)	3,326	(174)
Total	$40,403	$(169)	$1,228,463	$(187,477)	$1,268,866	$(187,646)
As of December 31, 2024 and 2023, the Company’s AFS debt securities portfolio consisted of 271 and 439 individual securities, 248 and 370 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal debt securities with market values below amortized cost at December 31, 2024 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these AFS debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of December 31, 2024 and 2023, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on AFS debt securities as of December 31, 2024 or December 31, 2023. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of AFS debt securities by contractual maturity as of December 31, 2024 and 2023 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,
	2024		2023
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$849	$847	$64,776	$64,279
Due in one to five years	4,186	4,600	75,996	71,801
Due in five to ten years	225,954	222,943	51,162	49,630
Due in over ten years	504,560	483,762	391,270	372,331
	735,549	712,152	583,204	558,041
Mortgage-backed securities - residential	927,883	810,999	1,057,389	896,971
Mortgage-backed securities - commercial	15,965	14,857	18,186	16,961
Total AFS debt securities	$1,679,397	$1,538,008	$1,658,779	$1,471,973
Sales and other dispositions of AFS debt securities were as follows:

	Years Ended December 31,
	2024	2023	2022
Proceeds from sales	$526,441	$100,463	$1,218
Proceeds from maturities, prepayments and calls	299,814	128,206	204,748
Gross realized gains	90	45	4
Gross realized losses	56,468	14,119	3
Equity Securities
The Company has equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $23,459 and $25,191 at December 31, 2024 and 2023, respectively. Additionally, the Company had $32,749 and $34,190 of FHLB stock carried at cost at December 31, 2024 and 2023, respectively, included separately from the other equity securities discussed above.
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. During the year ended December 31, 2024, the Company acquired additional equity securities in this privately held entity and, as a result, the Company determined it has the ability to exercise significant influence over the privately held entity. Accordingly, the Company's investment was accounted for under the equity method of accounting as of December 31, 2024. The investment was initially recorded at cost and was adjusted to reflect the Company’s proportionate share of profit or loss of the investee. This investment is included in other assets on the consolidated balance sheets with a carrying amount of $19,970 as of December 31, 2024. As a result of the investment, the Company has a basis difference of $17,103 which is being accounted for as equity method goodwill.
As of December 31, 2023, this investment was accounted for as an equity investment without a readily determinable market value and included in other assets on the consolidated balance sheets with a carrying value of $10,000.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of December 31, 2024 and 2023, by class of financing receivable are as follows:

	December 31,
	2024	2023
Commercial and industrial	$1,691,213	$1,720,733
Construction	1,087,732	1,397,313
Residential real estate:
1-to-4 family mortgage	1,616,754	1,568,552
Residential line of credit	602,475	530,912
Multi-family mortgage	653,769	603,804
Commercial real estate:
Owner-occupied	1,357,568	1,232,071
Non-owner occupied	2,099,129	1,943,525
Consumer and other	493,744	411,873
Gross loans	9,602,384	9,408,783
Less: Allowance for credit losses on loans HFI	(151,942)	(150,326)
Net loans	$9,450,442	$9,258,457
As of December 31, 2024 and 2023, $988,177 and $1,030,016, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,620,510 and $1,984,007, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of December 31, 2024 and 2023, qualifying commercial and industrial, construction and consumer loans, of $2,561,352 and $3,107,495, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of December 31, 2024 and 2023, accrued interest receivable on loans HFI amounted to $40,970 and $43,776, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company's commercial type loan portfolio as of December 31, 2024 and 2023 and the gross charge-offs for the years ended December 31, 2024 and 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$194,185	$182,677	$130,148	$56,460	$29,735	$104,236	$909,398	$1,606,839
Special Mention	2,684	2,425	7,609	277	285	2,015	24,345	39,640
Classified	—	175	19,125	4,424	1,659	6,201	13,150	44,734
Total	196,869	185,277	156,882	61,161	31,679	112,452	946,893	1,691,213
Current-period gross charge-offs	—	116	950	506	1,234	7	8,267	11,080
Construction
Pass	190,058	116,122	349,716	99,225	27,616	54,099	199,596	1,036,432
Special Mention	156	87	15,432	389	10	576	—	16,650
Classified	—	—	7,314	290	8,335	—	18,711	34,650
Total	190,214	116,209	372,462	99,904	35,961	54,675	218,307	1,087,732
Current-period gross charge-offs	—	—	122	—	—	—	—	122
Residential real estate:
Multi-family mortgage
Pass	40,076	3,800	232,415	223,076	51,948	69,652	21,883	642,850
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	9,919	—	1,000	—	10,919
Total	40,076	3,800	232,415	232,995	51,948	70,652	21,883	653,769
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	185,416	103,060	247,049	215,798	102,580	396,288	84,226	1,334,417
Special Mention	—	—	1,370	2,582	—	6,133	—	10,085
Classified	—	—	6,324	235	61	5,371	1,075	13,066
Total	185,416	103,060	254,743	218,615	102,641	407,792	85,301	1,357,568
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	198,591	36,027	526,417	445,598	111,943	689,158	58,255	2,065,989
Special Mention	—	4,836	—	1,527	—	19,311	—	25,674
Classified	—	—	—	136	—	7,330	—	7,466
Total	198,591	40,863	526,417	447,261	111,943	715,799	58,255	2,099,129
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	808,326	441,686	1,485,745	1,040,157	323,822	1,313,433	1,273,358	6,686,527
Special Mention	2,840	7,348	24,411	4,775	295	28,035	24,345	92,049
Classified	—	175	32,763	15,004	10,055	19,902	32,936	110,835
Total	$811,166	$449,209	$1,542,919	$1,059,936	$334,172	$1,361,370	$1,330,639	$6,889,411
Current-period gross charge-offs	$—	$116	$1,072	$506	$1,234	$7	$8,267	$11,202

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$225,734	$255,921	$151,492	$39,897	$70,302	$73,415	$839,918	$1,656,679
Special Mention	—	17,947	3,083	—	151	108	7,549	28,838
Classified	457	4,253	3,075	3,027	254	6,129	18,021	35,216
Total	226,191	278,121	157,650	42,924	70,707	79,652	865,488	1,720,733
Current-period gross charge-offs	14	7	201	22	—	87	131	462
Construction
Pass	179,929	677,387	148,312	46,697	39,140	49,954	208,491	1,349,910
Special Mention	1	4,659	2,943	1,202	—	690	12,000	21,495
Classified	—	2,349	1,484	6,620	—	—	15,455	25,908
Total	179,930	684,395	152,739	54,519	39,140	50,644	235,946	1,397,313
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	29,982	151,495	223,889	92,745	29,933	43,479	31,209	602,732
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1,072	—	1,072
Total	29,982	151,495	223,889	92,745	29,933	44,551	31,209	603,804
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	118,030	261,196	231,241	115,397	151,146	281,253	53,970	1,212,233
Special Mention	—	1,297	1,827	—	154	2,617	—	5,895
Classified	—	6,305	16	—	760	5,789	1,073	13,943
Total	118,030	268,798	233,084	115,397	152,060	289,659	55,043	1,232,071
Current-period gross charge-offs	—	—	144	—	—	—	—	144
Non-owner occupied
Pass	47,026	474,560	478,878	117,429	178,448	580,168	43,577	1,920,086
Special Mention	—	—	3,975	—	—	10,435	—	14,410
Classified	—	—	1,001	—	381	7,647	—	9,029
Total	47,026	474,560	483,854	117,429	178,829	598,250	43,577	1,943,525
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	600,701	1,820,559	1,233,812	412,165	468,969	1,028,269	1,177,165	6,741,640
Special Mention	1	23,903	11,828	1,202	305	13,850	19,549	70,638
Classified	457	12,907	5,576	9,647	1,395	20,637	34,549	85,168
Total	$601,159	$1,857,369	$1,251,216	$423,014	$470,669	$1,062,756	$1,231,263	$6,897,446
Current-period gross charge-offs	14	7	345	22	—	87	131	606

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company’s consumer type loan portfolio as of December 31, 2024 and 2023 and the gross charge-offs for the years ended December 31, 2024 and 2023 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$223,520	$165,395	$443,372	$360,188	$129,674	$266,661	$—	$1,588,810
Nonperforming	27	941	7,254	6,357	4,192	9,173	—	27,944
Total	223,547	166,336	450,626	366,545	133,866	275,834	—	1,616,754
Current-period gross charge-offs	10	54	150	130	67	28	—	439
Residential line of credit
Performing	—	—	—	—	—	—	600,581	600,581
Nonperforming	—	—	—	—	—	—	1,894	1,894
Total	—	—	—	—	—	—	602,475	602,475
Current-period gross charge-offs	—	—	—	—	—	—	73	73
Consumer and other
Performing	139,684	93,817	76,286	35,507	29,387	102,233	652	477,566
Nonperforming	1,300	1,749	1,686	3,139	2,548	5,755	1	16,178
Total	140,984	95,566	77,972	38,646	31,935	107,988	653	493,744
Current-period gross charge-offs	1,593	511	302	278	69	298	—	3,051
Total consumer type loans
Performing	363,204	259,212	519,658	395,695	159,061	368,894	601,233	2,666,957
Nonperforming	1,327	2,690	8,940	9,496	6,740	14,928	1,895	46,016
Total	$364,531	$261,902	$528,598	$405,191	$165,801	$383,822	$603,128	$2,712,973
Current-period gross charge-offs	$1,603	$565	$452	$408	$136	$326	$73	$3,563

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$198,537	$500,628	$399,338	$145,484	$81,905	$226,587	$—	$1,552,479
Nonperforming	76	2,565	4,026	3,846	690	4,870	—	16,073
Total	198,613	503,193	403,364	149,330	82,595	231,457	—	1,568,552
Prior-period gross charge-offs	—	18	—	4	—	24	—	46
Residential line of credit
Performing	—	—	—	—	—	—	528,439	528,439
Nonperforming	—	—	—	—	—	—	2,473	2,473
Total	—	—	—	—	—	—	530,912	530,912
Prior-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	104,399	91,557	45,187	34,928	24,040	93,833	6,890	400,834
Nonperforming	528	1,025	2,562	1,819	1,264	3,841	—	11,039
Total	104,927	92,582	47,749	36,747	25,304	97,674	6,890	411,873
Prior-period gross charge-offs	1,463	564	139	201	110	372	2	2,851
Total consumer type loans
Performing	302,936	592,185	444,525	180,412	105,945	320,420	535,329	2,481,752
Nonperforming	604	3,590	6,588	5,665	1,954	8,711	2,473	29,585
Total	$303,540	$595,775	$451,113	$186,077	$107,899	$329,131	$537,802	$2,511,337
Prior-period gross charge-offs	1,463	582	139	205	110	396	2	2,897
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of December 31, 2024 and 2023:

December 31, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,204	$730	$9,661	$1,679,618	$1,691,213
Construction	3,288	538	10,915	1,072,991	1,087,732
Residential real estate:
1-to-4 family mortgage	24,376	15,319	12,625	1,564,434	1,616,754
Residential line of credit	2,302	357	1,537	598,279	602,475
Multi-family mortgage	979	—	21	652,769	653,769
Commercial real estate:
Owner occupied	1,996	94	9,551	1,345,927	1,357,568
Non-owner occupied	—	3,512	2,667	2,092,950	2,099,129
Consumer and other	13,710	3,797	12,381	463,856	493,744
Total	$47,855	$24,347	$59,358	$9,470,824	$9,602,384

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2023	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$732	$—	$21,730	$1,698,271	$1,720,733
Construction	6,579	165	2,872	1,387,697	1,397,313
Residential real estate:
1-to-4 family mortgage	21,768	9,355	6,718	1,530,711	1,568,552
Residential line of credit	2,464	1,337	1,136	525,975	530,912
Multi-family mortgage	—	—	32	603,772	603,804
Commercial real estate:
Owner occupied	480	—	3,188	1,228,403	1,232,071
Non-owner occupied	4,059	—	3,351	1,936,115	1,943,525
Consumer and other	10,961	1,836	9,203	389,873	411,873
Total	$47,043	$12,693	$48,230	$9,300,817	$9,408,783
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of December 31, 2024 and 2023 by class of financing receivable.

December 31, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$5,294	$4,367	$2,177	$641
Construction	1,653	9,262	1,383	456
Residential real estate:
1-to-4 family mortgage	1,562	11,063	211	57
Residential line of credit	148	1,389	26	69
Multi-family mortgage	—	21	1	1
Commercial real estate:
Owner occupied	6,415	3,136	137	144
Non-owner occupied	2,224	443	6	91
Consumer and other	—	12,381	646	—
Total	$17,296	$42,062	$4,587	$1,459

December 31, 2023	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance	Year to date Interest Income
Commercial and industrial	$3,678	$18,052	$5,011	$2,451
Construction	2,267	605	59	335
Residential real estate:
1-to-4 family mortgage	1,444	5,274	103	410
Residential line of credit	685	451	8	141
Multi-family mortgage	—	32	1	3
Commercial real estate:
Owner occupied	2,920	268	15	514
Non-owner occupied	3,316	35	1	1,221
Consumer and other	—	9,203	498	1,053
Total	$14,310	$33,920	$5,696	$6,128

Accrued interest receivable written off as an adjustment to interest income amounted to $706, $1,094, and $1,089 for the years ended December 31, 2024, 2023, and 2022, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may make certain modifications of loans to borrowers experiencing financial difficulty. These modifications may be in the form of an interest rate reduction, a term extension, principal forgiveness, payment deferral or a combination thereof. Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the portion of the loan deemed uncollectible is charged off against the allowance for credit losses on loans HFI. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Tables within this section exclude loans that were paid off or are otherwise no longer in the loan portfolio as of period end.
The following table presents the amortized cost of FDM loans as of December 31, 2024 by class of financing receivable and type of concession granted that were modified during the year ended December 31, 2024.

Year Ended December 31, 2024	Term extension	Payment deferral and term extension	Interest rate reduction and term extension	Payment deferral, interest rate reduction, and term extension	Total	% of total class of financing receivables
Commercial and industrial	$—	$5,052	$—	$—	$5,052	0.3%
Construction	—	—	—	2,008	2,008	0.2%
Residential real estate:
1-to-4 family mortgage	—	3,780	—	—	3,780	0.2%
Residential line of credit	28	—	—	—	28	—%
Consumer and other	36	—	97	—	133	—%
Total	$64	$8,832	$97	$2,008	$11,001	0.1%
During the year ended December 31, 2023, the Company modified three residential mortgage loans with balances totaling $160 and one commercial and industrial loan with a balance of $181 in the form of term extensions for borrowers experiencing financial difficulties.
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficultly:

Year Ended December 31, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	12	12	—
Construction	360	5	0.10%
Residential real estate:
1-to-4 family mortgage	147	4	—
Residential line of credit	120	—	—
Consumer and other	25	—	1.49%
During the year ended December 31, 2024, consumer and other loans of $30 defaulted that were previously modified in the prior 12 months by receiving a term extension. In addition, during the year ended December 31, 2024, 1-4 family mortgage residential real estate loans of $1,474 defaulted that were previously modified in the prior 12 months by receiving a combination of payment deferral and term extension. No financing receivables modified in the preceding twelve months had a payment default during the year ended December 31, 2023. For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on non-accrual status or reaching 30 days past due with respect to principal and/or interest payments. At December 31, 2024, the Company had commitments to lend additional funds to borrowers whose loans were classified as an FDM loans of $1. There were no such commitments as of December 31, 2023.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below depicts the performance of loans HFI as of December 31, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$5,052	$—	$5,052
Construction	—	—	2,008	—	2,008
Residential real estate:
1-to-4 family mortgage	—	316	—	3,464	3,780
Residential line of credit	—	—	—	28	28
Consumer and other	14	16	—	103	133
Total	$14	$332	$7,060	$3,595	$11,001
(1) Loans were on non-accrual when modified and subsequently classified as FDM.
Collateral-Dependent Loans
For collateral-dependent loans, or those loans for which repayment is expected to be provided substantially through the operation or sale of collateral, where the borrower is also experiencing financial difficulty, the following tables present the loans by class of financing receivable.

	December 31, 2024
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total
Commercial and industrial	$—	$—	$8,492	$8,492
Construction	22,047	1,653	—	23,700
Residential real estate:
1-to-4 family mortgage	1,843	—	—	1,843
Residential line of credit	148	—	—	148
Multi-family mortgage	9,919	—	—	9,919
Commercial real estate:
Owner occupied	—	6,415	—	6,415
Non-owner occupied	6,886	—	—	6,886
Total	$40,843	$8,068	$8,492	$57,403

	December 31, 2023
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total
Commercial and industrial	$—	$363	$20,599	$20,962
Construction	8,224	—	—	8,224
Residential real estate:
1-to-4 family mortgage	5,317	—	—	5,317
Residential line of credit	1,245	—	—	1,245
Commercial real estate:
Owner occupied	1,975	1,160	—	3,135
Non-owner occupied	3,316	—	—	3,316
Consumer and other	112	—	—	112
Total	$20,189	$1,523	$20,599	$42,311

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Allowance for Credit Losses on Loans HFI
The Company performed evaluations within its established qualitative framework, assessing the impact of the current economic outlook, including unemployment and gross domestic product, as well as macroeconomic events which may impact our loan portfolio, such as supply chain concerns and global conflicts. All qualitative adjustments are applied at the pool or segment level based on the perceived risk. Segments may be identified using credit quality ratings, loan-to-value, collateral type and purpose. The increase in the allowance for credit losses on loans HFI as of December 31, 2024 compared with December 31, 2023 is primarily the result of changes to the overall loan portfolio, including both growth and changes in portfolio composition, an increase in net charge-offs and slight deterioration in economic forecasts offset by reductions in construction lending.
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the years ended December 31, 2024, 2023, and 2022:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
Provision for (reversal of) credit losses on loans HFI	7,720	(3,552)	(810)	1,539	1,670	1,095	2,566	4,439	14,667
Recoveries of loans previously charged-off	428	—	84	18	—	245	—	939	1,714
Loans charged off	(11,080)	(122)	(439)	(73)	—	—	—	(3,051)	(14,765)
Ending balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Provision for (reversal of) credit losses on loans HFI	8,682	(4,446)	310	1,973	2,352	2,905	(784)	5,746	16,738
Recoveries of loans previously charged-off	273	10	100	1	—	109	1,833	573	2,899
Loans charged off	(462)	—	(46)	—	—	(144)	—	(2,851)	(3,503)
Ending balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2022
Beginning balance - December 31, 2021	$15,751	$28,576	$19,104	$5,903	$6,976	$12,593	$25,768	$10,888	$125,559
(Reversal of) provision for credit losses on loans HFI	(4,563)	11,221	7,060	1,574	(486)	(4,883)	(3,584)	4,054	10,393
Recoveries of loans previously charged-off	2,005	11	54	17	—	88	—	766	2,941
Loans charged off	(2,087)	—	(77)	—	—	(15)	(268)	(2,254)	(4,701)
Ending balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (4)—Premises and equipment
Premises and equipment and related accumulated depreciation as of December 31, 2024 and 2023, are as follows:

	2024	2023
Land	$36,790	$35,092
Premises	107,865	112,092
Furniture, fixtures and equipment	26,978	25,734
Leasehold improvements	32,029	28,271
Construction in process	2,628	4,943
Finance lease	1,145	1,256
	207,435	207,388
Less: accumulated depreciation and amortization	(58,536)	(51,657)
Total premises and equipment	$148,899	$155,731
Depreciation and amortization expense was $10,363, $9,797, and $7,554 for the years ended December 31, 2024, 2023, and 2022, respectively.
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$3,192	$5,794	$9,777
Transfers from loans	3,458	2,736	1,437
Transfers to other assets	—	(75)	—
Transfers to premises and equipment	—	—	(351)
Proceeds from sale of other real estate owned	(2,323)	(6,083)	(4,955)
Gain on sale of other real estate owned	82	835	328
Write-downs and partial liquidations	—	(15)	(442)
Balance at end of period	$4,409	$3,192	$5,794
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $2,880 and $2,414 as of December 31, 2024 and 2023, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $7,652 and $3,377 as of December 31, 2024 and 2023, respectively.
Note (6)—Goodwill and intangible assets
Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired. The carrying amount of goodwill was $242,561 at both December 31, 2024 and 2023.
The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or more frequently, if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount. Impairment is the condition that exists when the carrying amount of the reporting unit exceeds the fair value of that reporting unit. During the year ended December 31, 2024, the Company performed a qualitative assessment and determined it was more likely than not the fair value of the reporting units exceeded its carrying value, including goodwill. As such, no impairment of goodwill was recorded as of December 31, 2024.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Core deposit and other intangibles include core deposit intangibles and a customer base trust intangible. The composition of core deposit and other intangibles, which excludes fully amortized intangibles, as of December 31, 2024 and 2023 is as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024
Core deposit intangible	$59,835	$(54,486)	$5,349
Customer base trust intangible	1,600	(1,187)	413
Total core deposit and other intangibles	$61,435	$(55,673)	$5,762

December 31, 2023
Core deposit intangible	$59,835	$(51,699)	$8,136
Customer base trust intangible	1,600	(1,027)	573
Total core deposit and other intangibles	$61,435	$(52,726)	$8,709
Amortization of core deposit and other intangibles totaled $2,947, $3,659, and $4,585 for the years ended December 31, 2024, 2023, and 2022, respectively.
The estimated aggregate future amortization expense of core deposit and other intangibles is as follows:

2025	$2,306
2026	1,563
2027	1,080
2028	572
2029	211
Thereafter	30
$5,762

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (7)—Leases
As of December 31, 2024, the Company was the lessee in 47 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company’s leases is presented below as of December 31, 2024 and 2023:

		December 31,
	Classification	2024	2023
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$47,963	$54,295
Finance leases	Premises and equipment, net	1,145	1,256
Total right-of-use assets		$49,108	$55,551
Lease liabilities:
Operating leases	Operating lease liabilities	$60,024	$67,643
Finance leases	Borrowings	1,229	1,326
Total lease liabilities		$61,253	$68,969
Weighted average remaining lease term (in years) - operating		11.0	11.6
Weighted average remaining lease term (in years) - finance		10.4	11.4
Weighted average discount rate - operating		3.47%	3.39%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Years Ended December 31,
	Classification	2024	2023	2022
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$6,962	$8,516	$8,441
Short-term lease cost	Occupancy and equipment	371	540	526
Variable lease cost	Occupancy and equipment	1,335	1,205	1,078
Loss on lease modifications and terminations	(1)	—	1,770	346
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	22	24	28
Amortization of right-of-use asset	Occupancy and equipment	111	111	120
Sublease income	Occupancy and equipment	(522)	(957)	(993)
Total lease cost		$8,279	$11,209	$9,546
(1) For the year ended December 31, 2023, amount is included in "Occupancy and equipment" related to the closure of two branch locations. For the year ended December 31, 2022, $364 was related to loss on lease modifications and terminations from vacating two locations included in "Mortgage restructuring expense" and $18 of gains on early lease terminations and modifications from other vacated locations included in "Occupancy and equipment".
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of December 31, 2024 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
December 31, 2025	$8,562	$121
December 31, 2026	8,309	123
December 31, 2027	7,849	125
December 31, 2028	6,957	127
December 31, 2029	5,897	129
Thereafter	35,828	721
Total undiscounted future minimum lease payments	73,402	1,346
Less: imputed interest	(13,378)	(117)
Lease liabilities	$60,024	$1,229
Note (8)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Carrying value at beginning of period	$164,249	$168,365	$115,512
Capitalization	4,984	7,192	20,809
Change in fair value:
Due to payoffs/paydowns	(13,693)	(12,327)	(16,012)
Due to change in valuation inputs or assumptions	6,498	1,019	48,056
Carrying value at end of period	$162,038	$164,249	$168,365
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Servicing income	$29,212	$30,263	$30,763
Change in fair value of mortgage servicing rights	(7,195)	(11,308)	32,044
Change in fair value of derivative hedging instruments	(9,083)	(4,918)	(42,143)
Servicing income	12,934	14,037	20,664
Servicing expenses	7,642	8,093	10,259
Net servicing income	$5,292	$5,944	$10,405

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Unpaid principal balance of mortgage loans sold and serviced for others	$10,235,048	$10,762,906
Weighted-average prepayment speed (CPR)	6.04%	6.19%
Estimated impact on fair value of a 10% increase	$(4,213)	$(4,616)
Estimated impact on fair value of a 20% increase	$(8,168)	$(8,924)
Discount rate	10.18%	9.62%
Estimated impact on fair value of a 100 bp increase	$(7,515)	$(7,637)
Estimated impact on fair value of a 200 bp increase	$(14,397)	$(14,624)
Weighted-average coupon interest rate	3.59%	3.47%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	336	334
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included in the table above. See Note 15, “Derivatives” for additional information on these derivative instruments.
As of December 31, 2024 and 2023, the Company held mortgage escrow deposits totaling $68,995 and $63,591, respectively, related to loans sold with servicing retained.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (9)—Other assets and other liabilities
Included in other assets are:

	As of December 31,
Other assets	2024	2023
Derivatives (See Note 15)	29,951	34,738
Equity securities without a readily determinable market value	23,459	25,191
Current income tax receivable	22,076	5,930
Deferred tax asset (See Note 12)	21,597	31,631
Mortgage lending receivable	20,971	16,344
Pledged collateral on derivative instruments	20,961	14,042
Equity method investment (See Note 2)	19,970	—
FHLB lender risk account receivable	19,926	20,258
Prepaid expenses	16,018	13,594
Software	1,388	525
Other assets	36,971	41,156
Total other assets	$233,288	$203,409
 Included in other liabilities are:

	As of December 31,
Other liabilities	2024	2023
Derivatives (See Note 15)	32,383	38,215
Accrued payroll	26,901	18,406
Accrued interest payable	24,182	18,809
FHLB lender risk account guaranty	9,738	9,746
Allowance for credit losses on unfunded commitments (See Note 14)	6,107	8,770
Deferred compensation	2,328	2,152
Mortgage buyback reserve (See Note 14)	697	899
Other liabilities	40,268	45,625
Total other liabilities	$142,604	$142,622

Note (10)—Deposits
As of December 31, 2024 and 2023, the aggregate amount of time deposits with a minimum denomination greater than $250 was $450,011 and $644,588, respectively.
At December 31, 2024, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2025	$1,543,869
December 31, 2026	253,563
December 31, 2027	41,021
December 31, 2028	6,119
December 31, 2029	4,715
Thereafter	7
Total	$1,849,294
As of December 31, 2024 and 2023, the Company had $2,949 and $3,475, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (11)—Borrowings
The Company has access to various sources of funds that allow for management of interest rate exposure and liquidity. The following table summarizes the Company's outstanding borrowings and weighted average interest rates as of December 31, 2024 and 2023:

	Outstanding Balance		Weighted Average Interest Rate
	December 31,		December 31,
	2024	2023	2024	2023
Securities sold under agreements to repurchase and federal funds purchased	$13,499	$108,764	0.20%	5.05%
Bank Term Funding Program	—	130,000	—%	4.85%
Subordinated debt, net	130,704	129,645	5.28%	5.52%
Other borrowings	32,586	22,555	0.07%	0.10%
Total	$176,789	$390,964
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. Securities sold under agreements to repurchase totaled $13,499 and $19,328 as of December 31, 2024 and 2023, respectively. The weighted average interest rate of the Company's securities sold under agreements to repurchase was 0.20% and 1.60% as of December 31, 2024 and 2023, respectively. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. As of December 31, 2024 and 2023, the aggregate total borrowing capacity under these lines amounted to $370,000. As of December 31, 2023, borrowings against these lines (i.e., federal funds purchased) totaled $89,436 with a weighted average rate of 5.79%. There were no such borrowings outstanding as of December 31, 2024.
Information concerning securities sold under agreement to repurchase and federal funds purchased is summarized as follows:

	December 31, 2024	December 31, 2023
Balance at year end	$13,499	$108,764
Average daily balance during the year	21,339	29,860
Average interest rate during the year	1.72%	2.24%
Maximum month-end balance during the year	$78,228	$116,220
Weighted average interest rate at year-end	0.20%	5.05%
Federal Home Loan Bank Advances
As a member of the FHLB, the Company may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, the Company maintains a line of credit that as of December 31, 2024 and 2023 had total borrowing capacity of $1,397,905 and $1,757,702, respectively. As of December 31, 2024 and 2023, the Company had qualifying loans pledged as collateral securing these lines amounting to $2,608,687 and $3,014,023, respectively. There were no FHLB advances outstanding as of December 31, 2024 or December 31, 2023.
Information concerning FHLB advances as of or for the years ended December 31, 2024 and 2023 is summarized within the table below.

	December 31, 2024	December 31, 2023
Balance at year end	$—	$—
Average daily balance during the year	—	28,973
Average interest rate during the year	—%	5.13%
Maximum month-end balance during the year	$—	$125,000
Weighted average interest rate at year-end	—%	—%

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
At December 31, 2023, the Company had outstanding borrowings of $130,000 under the BTFP at a borrowing rate of 4.85% and a maturity date of December 26, 2024. During the year ended December 31, 2024, we repaid the $130,000 borrowings in full. There were no such borrowings outstanding as of December 31, 2024.
Information concerning the BTFP as of or for the years ended December 31, 2024 and 2023 is summarized within the table below.

	December 31, 2024	December 31, 2023
Balance at year end	$—	$130,000
Average daily balance during the year	95,902	1,781
Average interest rate during the year	4.86%	4.85%
Maximum month-end balance during the year	$130,000	$130,000
Weighted average interest rate at year-end	—%	4.85%
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
Additionally, during the year ended December 31, 2020, the Company placed $100,000 of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030. The Company mitigated interest rate exposure associated with these notes through the use of fair value hedging instruments. The fair value hedge matured during the year ended December 31, 2024. See Note 15, "Derivatives" for additional details related to these instruments.
Further information related to the Company's subordinated debt as of December 31, 2024 is detailed below:

Name	Year Established	Maturity	Call Date	Total Debt Outstanding	Interest Rate	Coupon Structure
Subordinated Debt issued by Trust Preferred Securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	7.84%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	7.74%	3-month SOFR plus 3.41%
Additional Subordinated Debt:
FBK Subordinated Debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual Fixed (3)
Unamortized debt issuance costs				(226)
Total Subordinated Debt, net				$130,704
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Other Borrowings
As of December 31, 2024 and 2023, other borrowings included a finance lease liability amounting to $1,229 and $1,326, respectively. Additionally, as of December 31, 2024 and 2023, the Company had $31,357 and $21,229, respectively, of government guaranteed GNMA loans that meet certain defined delinquency rates under their contractual terms that were eligible for optional repurchase and recorded in both loans HFS and other borrowings.
See Note 7, “Leases” and Note 16, “Fair Value of financial instruments” for additional information regarding the Company's finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
Note (12)—Income taxes
An allocation of federal and state income taxes between current and deferred portions is presented below:

	Years Ended December 31,
	2024	2023	2022
Current	$32,382	$31,467	$22,451
Deferred	(1,763)	(1,415)	12,552
Total	$30,619	$30,052	$35,003
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024		2023		2022
Federal taxes calculated at statutory rate	$30,801	21.0%	$31,561	21.0%	$33,510	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(404)	(0.3)%	(158)	(0.1)%	3,845	2.4%
Expense (benefit) from equity based compensation	56	0.0%	219	0.1%	(392)	(0.2)%
Municipal interest income, net of interest disallowance	(1,325)	(0.9)%	(1,804)	(1.2)%	(1,774)	(1.1)%
Bank-owned life insurance	(788)	(0.5)%	(393)	(0.3)%	(305)	(0.2)%
Section 162(m) limitation	284	0.2%	244	0.2%	241	0.1%
Nondeductible expenses	2,029	1.4%	384	0.3%	326	0.2%
Other	(34)	—%	(1)	—%	(448)	(0.3)%
Income tax expense, as reported	$30,619	20.9%	$30,052	20.0%	$35,003	21.9%
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The components of the deferred tax assets and liabilities at December 31, 2024 and 2023, are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$39,155	$39,228
Operating lease liabilities	21,864	24,607
Net operating loss	523	805
Amortization of core deposit intangibles	1,482	1,135
Deferred compensation	10,372	7,433
Unrealized loss on debt securities	36,766	48,714
Other assets	5,616	4,863
Subtotal	115,778	126,785
Deferred tax liabilities:
FHLB stock dividends	$(252)	$(263)
Operating leases - right of use assets	(19,252)	(21,312)
Depreciation	(8,117)	(5,996)
Unrealized gain on equity securities	(948)	(2,122)
Unrealized gain on cash flow hedges	—	(151)
Mortgage servicing rights	(42,221)	(42,797)
Goodwill	(20,121)	(17,995)
Other liabilities	(3,270)	(4,518)
Subtotal	(94,181)	(95,154)
Net deferred tax assets	$21,597	$31,631
The Company had a net operating loss carryforward generated as a result of a previous merger amounting to $2,491 and $3,835 as of December 31, 2024 and 2023, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward will begin to expire in 2029.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for tax years before 2021.
Note (13)—Dividend restrictions
Due to regulations of the Tennessee Department of Financial Institutions, the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner. Based upon this regulation, $185,927 and $218,415 was available for payment of dividends without such prior approval as of December 31, 2024 and 2023, respectively.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were $61,500, $49,000, and $49,000 in cash dividends paid from the Bank to the Company during the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, during the year ended December 31, 2024, the Bank declared noncash dividends to the Company consisting of equity securities amounting to $21,700. No such noncash dividend was declared during the years ended December 31, 2023 and 2022.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (14)—Commitments and contingencies
Commitments to extend credit and letters of credit
The Company issues certain financial instruments to meet customer financing needs, including loan commitments, credit lines and letters of credit. The agreements associated with these type of unfunded loan commitments provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

	December 31,
	2024	2023
Commitments to extend credit, excluding interest rate lock commitments	$2,770,105	$2,906,016
Letters of credit	69,855	77,055
Balance at end of period	$2,839,960	$2,983,071
As of December 31, 2024 and 2023, unfunded loan commitments included above with floating interest rates totaled $2,573,218 and $2,459,669, respectively.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$8,770	$22,969	$14,380
(Reversal of) provision for credit losses on unfunded commitments	(2,663)	(14,199)	8,589
Balance at end of period	$6,107	$8,770	$22,969
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased (or indemnified for) was $6,181, $8,552 and $7,834 for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company maintains a reserve associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company's consolidated balance sheets. The following table summarizes this activity:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$899	$1,621	$4,802
Provision for (reversal of) loan repurchases or indemnifications	235	(650)	(2,989)
Losses on loans repurchased or indemnified	(437)	(72)	(192)
Balance at end of period	$697	$899	$1,621
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (15)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheet line items other assets or other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation and summary of significant accounting policies,” for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
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
At December 31, 2023, the Company had interest rate swaps designated as fair value hedges to convert fixed rate money market deposits to variable with notional values totaling $200,000 and market values totaling $(4,497) recorded in other liabilities on the consolidated balance sheets. Additionally at December 31, 2023, the Company had an interest rate swap designated as a fair value hedge on subordinated debt with a notional value of $100,000 and market value of $(673) recorded in other liabilities on the consolidated balance sheets. At December 31, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges.
During the year ended December 31, 2024, the Company terminated interest rate swaps that were designated as fair value hedges on fixed rate money market deposits with notional values of $200,000. Additionally, during the year ended December 31, 2024 the Company held a swap agreement designated as a fair value hedge covering subordinated debt with notional value of $100,000 that matured.
The following discloses the total amount of expense included in interest expense on deposits and borrowings, related to the Company's fair value hedging instruments:

	Years Ended December 31,
	2024	2023	2022
Designated fair value hedge:
Interest expense on deposits	$(4,588)	$(7,176)	$(717)
Interest expense on borrowings	(645)	(3,630)	(395)
Total	$(5,233)	$(10,806)	$(1,112)
During the year ended December 31, 2024, amortization expense totaling $4,588 related to the terminated fair value hedges was recognized as an increase to interest expense on deposits. As of December 31, 2024, there is no remaining fair value adjustment related to the terminated fair value hedges included in money market and savings deposits on the consolidated balance sheets.
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
At December 31, 2023, the Company had interest rate swaps designated as cash flow hedges on subordinated debt with notional values totaling $30,000 and market values totaling $579 recorded in other assets on the consolidated balance sheets. At December 31, 2024, the Company did not have any interest rate swaps that were designated as cash flow hedges.
During the year ended December 31, 2024, the interest rate swaps that were designated as cash flow hedges covering subordinated debt with notional amounts of $30,000 matured.
The Company’s consolidated statements of income included income of $517 and $985 for the years ended December 31, 2024 and 2023, respectively, and expense of $93 for the year ended December 31, 2022, in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were highly effective during the periods presented and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during any period presented.
The following discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Amount of (loss) gain recognized in other comprehensive income (loss), net of tax (benefit) expense of $(151), $(176) and $532	$(428)	$(500)	$1,508
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$565,152	$29,298	$29,377
Forward commitments	140,000	6	—
Interest rate-lock commitments	65,687	647	—
Futures contracts	217,000	—	3,006
Total	$987,839	$29,951	$32,383

	December 31, 2023
	Notional Amount	Asset	Liability
Interest rate contracts	$569,865	$32,179	$32,184
Forward commitments	159,000	—	861
Interest rate-lock commitments	69,217	1,203	—
Futures contracts	254,000	777	—
Total	$1,052,082	$34,159	$33,045
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Years Ended December 31,
	2024	2023	2022
Included in mortgage banking income:
Interest rate lock commitments	$(556)	$(230)	$(5,764)
Forward commitments	(546)	953	55,804
Futures contracts	(7,670)	(3,366)	(36,381)
Option contracts	—	(1,125)	36
Total	$(8,772)	$(3,768)	$13,695
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
December 31, 2024
Derivative financial assets	$28,379	$—	$28,379	$1,030	$—	$27,349
Derivative financial liabilities	$9,144	$—	$9,144	$1,030	$8,114	$—

December 31, 2023
Derivative financial assets	$31,468	$—	$31,468	$6,502	$—	$24,966
Derivative financial liabilities	$11,330	$—	$11,330	$6,502	$4,828	$—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Collateral Requirements
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of December 31, 2024 and 2023, the Company had collateral posted of $20,961 and $14,042, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are presented in the following tables:

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$563,007	$—	$563,007
Mortgage-backed securities - residential	—	810,999	—	810,999
Mortgage-backed securities - commercial	—	14,857	—	14,857
Municipal securities	—	147,857	—	147,857
U.S. Treasury securities	—	299	—	299
Corporate securities	—	989	—	989
Total securities	$—	$1,538,008	$—	$1,538,008
Loans held for sale, at fair value	$—	$95,403	$—	$95,403
Mortgage servicing rights	—	—	162,038	162,038
Derivatives	—	29,951	—	29,951
Financial Liabilities:
Derivatives	—	32,383	—	32,383

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$203,956	$—	$203,956
Mortgage-backed securities - residential	—	896,971	—	896,971
Mortgage-backed securities - commercial	—	16,961	—	16,961
Municipal securities	—	242,263	—	242,263
U.S. Treasury securities	—	108,496	—	108,496
Corporate securities	—	3,326	—	3,326
Total securities	$—	$1,471,973	$—	$1,471,973
Loans held for sale, at fair value	$—	$46,618	$—	$46,618
Mortgage servicing rights	—	—	164,249	164,249
Derivatives	—	34,738	—	34,738
Financial Liabilities:
Derivatives	—	38,215	—	38,215

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 are presented in the following tables:

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,873	$2,873
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	694	694
Construction	—	—	20,818	20,818
Multifamily	—	—	9,000	9,000
Total collateral-dependent loans	$—	$—	$30,512	$30,512

At December 31, 2023	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,400	$2,400
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$12,338	$12,338
Construction	—	—	203	203
Residential real estate:
1-4 family mortgage	—	—	429	429
Consumer and other	—	—	71	71
Total collateral-dependent loans	$—	$—	$13,041	$13,041

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Historically, the Company had a portfolio of acquired commercial loans. There were no such loans outstanding as of December 31, 2024 as the last relationship was exited during the year ended December 31, 2023. These commercial loans were measured at fair value. As such, these loans were excluded from the ACL.
The following table sets forth the changes in fair value associated with this portfolio for the years ended December 31, 2023 and 2022.

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
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the years ended December 31, 2024, 2023, and 2022 are detailed at Note 8, “Mortgage servicing rights.”
The following tables present information as of December 31, 2024 and 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

December 31, 2024
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$30,512	Valuation of collateral	Discount for comparable sales	10%-40%
Other real estate owned	$2,873	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%

December 31, 2023
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$13,041	Valuation of collateral	Discount for comparable sales	10%-61%
Other real estate owned	$2,400	Appraised value of property less costs to sell	Discount for costs to sell	0%-15%

Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of December 31, 2024 and 2023, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $34,712 and $18,166, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.

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
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	December 31,
	2024	2023
Loans held for sale under a fair value option:
Mortgage loans held for sale	95,403	46,618
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	31,357	21,229
Total loans held for sale	$126,760	$67,847
Mortgage loans held for sale
Net gain of $376 and net losses $121 and $13,677 resulting from fair value changes of mortgage loans were recorded in income during the years ended December 31, 2024, 2023, and 2022, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans held for sale. The net change in fair value of these loans held for sale and derivatives resulted in a net gain of $1,241 and net losses of $1,815 and $17,633 for the years ended December 31, 2024, 2023, and 2022, respectively. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Aggregate fair value	$95,403	$46,618
Aggregate unpaid principal balance	93,918	45,509
Difference	$1,485	$1,109

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
December 31, 2024	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,042,488	$1,042,488	$—	$—	$1,042,488
Investment securities	1,538,008	—	1,538,008	—	1,538,008
Net loans held for investment	9,450,442	—	—	9,221,311	9,221,311
Loans held for sale, at fair value	95,403	—	95,403	—	95,403
Interest receivable	49,611	629	8,012	40,970	49,611
Mortgage servicing rights	162,038	—	—	162,038	162,038
Derivatives	29,951	—	29,951	—	29,951
Financial liabilities:
Deposits:
Without stated maturities	$9,361,140	$9,361,140	$—	$—	$9,361,140
With stated maturities	1,849,294	—	1,846,989	—	1,846,989
Securities sold under agreements to repurchase and federal funds purchased	13,499	13,499	—	—	13,499
Subordinated debt, net	130,704	—	—	126,684	126,684
Interest payable	24,182	3,759	18,923	1,500	24,182
Derivatives	32,383	—	32,383	—	32,383

	Fair Value
December 31, 2023	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$810,932	$810,932	$—	$—	$810,932
Investment securities	1,471,973	—	1,471,973	—	1,471,973
Net loans held for investment	9,258,457	—	—	9,068,518	9,068,518
Loans held for sale, at fair value	46,618	—	46,618	—	46,618
Interest receivable	52,715	388	8,551	43,776	52,715
Mortgage servicing rights	164,249	—	—	164,249	164,249
Derivatives	34,738	—	34,738	—	34,738
Financial liabilities:
Deposits:
Without stated maturities	$8,927,654	$8,927,654	$—	$—	$8,927,654
With stated maturities	1,620,633	—	1,614,400	—	1,614,400
Securities sold under agreements to repurchase and federal funds purchased	108,764	108,764	—	—	108,764
Bank Term Funding Program	130,000	—	130,000	—	130,000
Subordinated debt, net	129,645	—	—	122,671	122,671
Interest payable	18,809	4,104	13,205	1,500	18,809
Derivatives	38,215	—	38,215	—	38,215

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (17)—Parent company financial statements
The following information presents the condensed balance sheets, statements of income and cash flows of FB Financial Corporation as of December 31, 2024 and 2023 and for each of the years in the three-year period ended December 31, 2024.

	As of December 31,
Balance sheets	2024	2023
Assets
Cash and cash equivalents(1)	$32,857	$21,448
Investment in subsidiaries(1)	1,527,292	1,449,439
Other assets	38,918	15,291
Goodwill	29	29
Total assets	$1,599,096	$1,486,207
Liabilities and shareholders' equity
Liabilities
Borrowings	$30,930	$30,930
Accrued expenses and other liabilities	628	483
Total liabilities	31,558	31,413
Shareholders' equity
Common stock	46,663	46,849
Additional paid-in capital	860,266	864,258
Retained earnings	762,293	678,412
Accumulated other comprehensive loss	(101,684)	(134,725)
Total shareholders' equity	1,567,538	1,454,794
Total liabilities and shareholders' equity	$1,599,096	$1,486,207
(1) Eliminates in consolidation

	Years Ended December 31,
Statements of income	2024	2023	2022
Income
Dividend income from bank subsidiary(1)	$83,200	$49,000	$49,000
Dividend income from nonbank subsidiary(1)	—	530	—
Other income	7	57	89
Total income	83,207	49,587	49,089
Expenses
Interest expense	2,107	1,590	1,587
Salaries, legal and professional fees	1,549	1,461	1,590
Other noninterest expense	426	478	771
Total expenses	4,082	3,529	3,948
Income before income tax benefit and equity in undistributed earnings of subsidiaries	79,125	46,058	45,141
Federal and state income tax benefit	(1,047)	(887)	(1,002)
Income before equity in undistributed earnings of subsidiaries	80,172	46,945	46,143
Equity in undistributed earnings from bank subsidiary(1)	35,863	73,832	76,232
Equity in undistributed earnings from nonbank subsidiary(1)	—	(553)	2,180
Net income	$116,035	$120,224	$124,555
(1) Eliminates in consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Years Ended December 31,
Statements of cash flows	2024	2023	2022
Operating Activities
Net income	$116,035	$120,224	$124,555
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(35,863)	(73,832)	(76,232)
Equity in undistributed income of nonbank subsidiary	—	553	(2,180)
Stock-based compensation expense	9,485	10,381	9,857
(Increase) decrease in other assets	(24,055)	1,017	(802)
Decrease in other liabilities	(8,584)	(4,064)	(7,381)
Net cash provided by operating activities	57,018	54,279	47,817
Investing Activities
Net cash provided by investing activities	—	—	—
Financing Activities
Stock-based compensation withholding payments	(1,846)	(3,379)	(2,842)
Net proceeds from sale of common stock under employee stock purchase program	882	723	1,212
Repurchase of common stock	(12,699)	(4,944)	(39,979)
Dividends paid on common stock	(31,780)	(28,057)	(24,503)
Dividend equivalent payments made upon vesting of equity compensation	(166)	(226)	(168)
Net cash used in financing activities	(45,609)	(35,883)	(66,280)
Net increase (decrease) in cash and cash equivalents	11,409	18,396	(18,463)
Cash and cash equivalents at beginning of year	21,448	3,052	21,515
Cash and cash equivalents at end of year	$32,857	$21,448	$3,052
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units and performance stock units	$374	$287	$222
Noncash dividends from bank subsidiary	21,700	—	—
Note (18)—Segment reporting
The Company and the Bank are engaged in the business of banking and provide a full range of financial services. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through its Mortgage segment, whose activities include the servicing of residential mortgage loans and securitization of loans to third party private investors or government sponsored agencies.
The chief operating decision maker uses income before income taxes as the measure of segment profit or loss to assess the performance of and allocate resources to each segment. Interest income provides the primary revenue in the Banking segment, and mortgage banking income provides the primary revenue in the Mortgage segment. Interest expense, provision for credit losses, and salaries, commissions and employee benefits provide the significant expenses in the Banking segment, and salaries, commissions and employee benefits provide the significant expenses in the Mortgage segment. These figures are regularly provided to the chief operating decision maker and are monitored through budget-to-actual variance review.
Beginning in 2024, the Company began assigning a transfer rate to allocate net interest income to products and business segments. Through this process, the Company formulates a loan funding charge and a deposit funding credit for its entire loan and deposit portfolios. The intent of the transfer rate methodology is to transfer interest rate risk among the segments and allow management to better measure the net interest margin contribution of its products and business segments. Changes in management structure or allocation methodologies and procedures result in changes in reported segment financial data. Prior period results have been adjusted to conform to the current methodology.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present selected financial information with respect to the Company’s reportable segments for the years ended December 31, 2024, 2023, and 2022.

Year Ended December 31, 2024	Banking(2)	Mortgage	Consolidated
Interest income	$726,033	$(495)	$725,538
Interest expense	315,250	(6,215)	309,035
Net interest income	410,783	5,720	416,503
Provisions for (reversals of) credit losses	12,264	(260)	12,004
Net interest income after provision for credit losses	398,519	5,980	404,499
Mortgage banking income	—	62,912	62,912
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(16,278)	(16,278)
Other noninterest (loss) income	(8,376)	812	(7,564)
Total noninterest (loss) income	(8,376)	47,446	39,070
Salaries, commissions and employee benefits	154,411	29,402	183,813
Depreciation and amortization	11,541	425	11,966
Amortization of intangibles	2,947	—	2,947
Other noninterest expense(3)	78,172	20,001	98,173
Total noninterest expense	247,071	49,828	296,899
Income before income taxes	$143,072	$3,598	$146,670
Income tax expense			30,619
Net income applicable to FB Financial Corporation and noncontrolling interest			116,051
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$116,035
Total assets	$12,554,435	$603,047	$13,157,482
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.
(3) Other noninterest expense for Banking includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Other noninterest expense for Mortgage includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees, servicing expenses and other expenses.

Year Ended December 31, 2023	Banking(2)	Mortgage	Consolidated
Interest income	$678,591	$(181)	$678,410
Interest expense	277,342	(6,149)	271,193
Net interest income	401,249	5,968	407,217
Provisions for (reversals of) credit losses	2,599	(60)	2,539
Net interest income after provision for credit losses	398,650	6,028	404,678
Mortgage banking income	—	60,918	60,918
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(16,226)	(16,226)
Other noninterest income	25,831	20	25,851
Total noninterest income	25,831	44,712	70,543
Salaries, commissions and employee benefits	170,625	32,816	203,441
Depreciation and amortization	10,444	736	11,180
Amortization of intangibles	3,659	—	3,659
Other noninterest expense(3)	85,407	21,242	106,649
Total noninterest expense	270,135	54,794	324,929
Income (loss) before income taxes	$154,346	$(4,054)	$150,292
Income tax expense			30,052
Net income applicable to FB Financial Corporation and noncontrolling interest			120,240
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$120,224
Total assets	$12,050,245	$554,158	$12,604,403
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.
(3) Other noninterest expense for Banking includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Other noninterest expense for Mortgage includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees, servicing expenses and other expenses.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2022	Banking(2)	Mortgage	Consolidated
Interest income	$470,430	$10,992	$481,422
Interest expense	71,405	(2,218)	69,187
Net interest income	399,025	13,210	412,235
Provisions for credit losses	18,982	—	18,982
Net interest income after provision for credit losses	380,043	13,210	393,253
Mortgage banking income	—	83,679	83,679
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(10,099)	(10,099)
Other noninterest income (loss)	41,312	(225)	41,087
Total noninterest income	41,312	73,355	114,667
Salaries, commissions and employee benefits	150,408	61,083	211,491
Depreciation and amortization	7,035	982	8,017
Amortization of intangibles	4,585	—	4,585
Other noninterest expense(3)	63,248	61,005	124,253
Total noninterest expense	225,276	123,070	348,346
Income (loss) before income taxes	$196,079	$(36,505)	$159,574
Income tax expense			35,003
Net income applicable to FB Financial Corporation and noncontrolling interest			124,571
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$124,555
Total assets	$12,232,849	$614,907	$12,847,756
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Banking segment includes noncontrolling interest.
(3) Other noninterest expense for Banking includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Other noninterest expense for Mortgage includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees, servicing expenses, restructuring expenses and other expenses.
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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of December 31, 2024 and 2023, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Actual and required capital amounts and ratios are included below as of the dates indicated.

December 31, 2024	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,721,941	15.2%	$1,187,163	10.5%	N/A	N/A
FirstBank	1,650,305	14.7%	1,175,095	10.5%	$1,119,138	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,480,722	13.1%	$961,037	8.5%	N/A	N/A
FirstBank	1,410,505	12.6%	951,267	8.5%	$895,310	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,450,722	12.8%	$791,442	7.0%	N/A	N/A
FirstBank	1,410,505	12.6%	783,397	7.0%	$727,440	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,480,722	11.3%	$522,557	4.0%	N/A	N/A
FirstBank	1,410,505	10.8%	521,538	4.0%	$651,923	5.0%

December 31, 2023	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,635,848	14.5%	$1,182,028	10.5%	N/A	N/A
FirstBank	1,600,950	14.2%	1,179,886	10.5%	$1,123,701	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,405,890	12.5%	$956,880	8.5%	N/A	N/A
FirstBank	1,370,991	12.2%	955,145	8.5%	$898,960	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,375,890	12.2%	$788,018	7.0%	N/A	N/A
FirstBank	1,370,991	12.2%	786,590	7.0%	$730,405	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,405,890	11.3%	$496,485	4.0%	N/A	N/A
FirstBank	1,370,991	11.1%	495,761	4.0%	$619,701	5.0%
Note (20)—Employee benefit plans
401(k) plan
The Company sponsors a defined contribution plan which covers substantially all employees and allows participating employees to contribute the maximum amount of their eligible salary subject to certain limits based on the federal tax laws. The Company has an employer match of 50% of the first 6% of an employee’s salary with any such contributions vesting ratably over a three-year period. For the years ended December 31, 2024, 2023, and 2022, matching employer contributions totaled $3,225, $3,450 and $3,686 respectively.
Acquired supplemental retirement plans
The Company has nonqualified supplemental retirement plans for certain former employees that were assumed through acquisitions. As of December 31, 2024 and 2023, other liabilities on the consolidated balance sheets included post-retirement benefits payable of $2,328 and $2,152, respectively, related to these plans. For the years ended December 31, 2024, 2023, and 2022, the expense related to these plans and payments to the participants were not meaningful. The Company also acquired single premium life insurance policies on these individuals. At December 31, 2024 and 2023, cash surrender value of bank-owned life insurance was $72,504 and $76,143, respectively. Income related to these policies (net of related insurance premium expense) amounted to $3,753, $1,871 and $1,452 for the years ended December 31, 2024, 2023, and 2022, respectively.

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
The following table summarizes changes in RSUs for the year ended December 31, 2024:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	323,520	$37.52
Granted	182,447	36.07
Vested	(150,194)	37.64
Forfeited	(10,337)	37.34
Balance at end of period (unvested)	345,436	$36.71
The total fair value of RSUs vested and released was $5,653, $8,089, and $8,018 for the years ended December 31, 2024, 2023, and 2022, respectively.
The compensation cost related to the grants and vesting of RSUs was $7,340, $7,438, and $7,372 for the years ended December 31, 2024, 2023, and 2022, respectively. This includes amounts paid related to grants and compensation for directors elected to be settled in stock amounting to $838, $834, and $663 for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, there was $6,825 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.68 years. Additionally, as of December 31, 2024, there were 1,351,486 shares available for issuance under the Company’s stock compensation plans. As of December 31, 2024 and 2023, there was $344 and $268, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying RSUs.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following table summarizes information about the changes in PSUs as of and for the year ended December 31, 2024:

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

The following table summarizes data related to the Company’s outstanding PSUs as of December 31, 2024:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2022	$44.44	2022 to 2024	48,710
2023	$37.17	2023 to 2025	75,893
2024	$35.60	2024 to 2026	98,790
The Company recorded compensation cost $2,145, $2,943, and $2,485 for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $12,770, and the weighted average remaining performance period over which the cost could be recognized was 1.79 years. As of December 31, 2024 and 2023, there was $217 and $85, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 21,862, 20,520, and 26,950 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $861, $686, and $1,087 during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there were 2,272,364 shares available for issuance under the ESPP.
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
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2024	$49,073
New loans and advances	5,041
Change in related party status	—
Repayments	(22,708)
Loans outstanding at December 31, 2024	$31,406
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $14,510 and $44,206 at December 31, 2024 and 2023, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Deposits
The Bank held deposits from related parties totaling $282,963 and $316,141 as of December 31, 2024 and 2023, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $411, $385, and $396 for the years ended December 31, 2024, 2023, and 2022, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income $50, $28, and $52 during the years ended December 31, 2024, 2023, and 2022, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $58,171 and $33,164 of loans for the years ended December 31, 2024 and 2023, respectively. No such loans were purchased during the year ended December 31, 2022. As of December 31, 2024 and 2023, the amortized cost of these loans HFI amounted to $86,890 and $32,154, respectively. See Note 2, “Investment securities”, for additional information on this investment.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2024 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Other Events
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or disposition of our securities by directors, officers, employees, and other covered persons. This policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. It is the Company’s policy to comply with all applicable securities and state laws when engaging in transactions in the Company’s securities. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.
The other information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2025 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2024.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2025 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2025 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2024.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2025 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2025 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2024.

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
•Consolidated balance sheets as of December 31, 2024 and 2023
•Consolidated statements of income for the years ended December 31, 2024, 2023, and 2022
•Consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022
•Consolidated statements of changes in shareholders' equity for the years ended December 31, 2024, 2023, and 2022
•Consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022
•Notes to consolidated financial statements
•Report of Independent Registered Public Accounting Firm
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
10.1
Employment Agreement, dated February 23,2024, among FB Financial Corporation, FirstBank, and Christopher T. Holmes (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-37875) filed on May 6, 2024)†

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

10.4	Form of Performance-Based Restricted Stock Unit Award Certificate (2024) pursuant to the FB Financial Corporation 2016 Incentive Plan*†
10.5	Form of Restricted Stock Unit Award Certificate (2024) pursuant to the FB Financial Corporation 2016 Incentive Plan*†
10.6
Form of Restricted Stock Unit Award Certificate (2023) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2023 (File No. 001-37875) filed on February 27, 2024)†

10.7
Form of Performance-Based Restricted Stock Unit Award Certificate (2023) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2023 (File No. 001-37875) filed on February 27, 2024)†

10.8
First Amendment to Shareholder's Agreement, dated as of January 21, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on January 24, 2020)

10.9
Second Amendment to Shareholder's Agreement, dated as of October 29, 2020, by and between FB Financial Corporation and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on November 4, 2020)

10.10
Employment Agreement, dated February 23, 2024, among FB Financial Corporation, FirstBank, and Michael M. Mettee (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-37875) filed on May 6, 2024)†

10.11
Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Mark E. Hickman(incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-37875) filed on May 6, 2024)†

10.12
Employment Agreement, dated February 23, 2024, among FB Financial Corporation, FirstBank, and Travis K. Edmondson (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2024 (File No. 001-37875) filed on May 6, 2024)†

10.13
Employment Agreement, dated February 23, 2024, among FB Financial Corporation, FirstBank, and R. Wade Peery (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended March 31, 2024 (File No. 001-37875) filed on May 6, 2024)†

19.1	Insider Trader Policy*
21	Subsidiaries of FB Financial Corporation*
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
24.1	Powers of Attorney contained on the signature pages of this Annual Report on Form 10-K and incorporated herein by reference*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
97
FB Financial Corporation and FirstBank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K for the year ended December 31, 2023 (File No. 001-37875) filed on February 27, 2024

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

FB Financial Corporation

/s/ Christopher T. Holmes
February 25, 2025	Christopher T. Holmes President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer	February 25, 2025
(Principal Executive Officer)

/s/ Michael M. Mettee
Michael M. Mettee	Chief Financial Officer	February 25, 2025
(Principal Financial Officer)

/s/ Jonathan Pennington
Jonathan Pennington	Chief Accounting Officer	February 25, 2025
(Principal Accounting Officer)

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	February 25, 2025

/s/ William F. Carpenter III
William F. Carpenter III	Chairman of the Board	February 25, 2025

/s/ Agenia W. Clark
Agenia W. Clark	Director	February 25, 2025

/s/ James W. Cross IV
James W. Cross IV	Director	February 25, 2025

/s/ James L. Exum
James L. Exum	Director	February 25, 2025

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	February 25, 2025

/s/ R. Milton Johnson
R. Milton Johnson	Director	February 25, 2025

/s/ Raja J. Jubran
Raja J. Jubran	Director	February 25, 2025

/s/ C. Wright Pinson
C. Wright Pinson	Director	February 25, 2025

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	February 25, 2025

/s/ Melody J. Sullivan
Melody J. Sullivan	Director	February 25, 2025