Form 10-Q
period 2025-03-31
FB Financial Corp
filed 2025-05-05
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of April 30, 2025 was 45,952,178.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	Federal Reserve	Board of Governors of the Federal Reserve System
AFS	Available-for-sale	FHLB	Federal Home Loan Bank
ALCO	Asset Liability Management Committee	GAAP	U.S. generally accepted accounting principles
ASC	Accounting Standard Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standard Update	HFI	Held for investment
Bank	FirstBank, subsidiary bank	NIM	Net interest margin
BOLI	Bank-owned life insurance	OREO	Other real estate owned
CD	Certificate of Deposit	PSU	Performance-based restricted stock units
CECL	Current expected credit losses	Report	Form 10-Q for the quarterly period ended March 31, 2025
Company	FB Financial Corporation	ROAA	Return on average assets
CPR	Conditional prepayment rate	ROAE	Return on average common equity
CRE	Commercial real estate	ROATCE	Return on average tangible common equity
ESPP	Employee Stock Purchase Plan	RSU	Restricted stock units
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured overnight financing rate
FDIC	Federal Deposit Insurance Corporation	Southern States	Southern States Bancshares, Inc.
FDM	Financial Difficulty Modification	TDFI	Tennessee Department of Financial Institutions

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	March 31,	December 31,
	2025 (Unaudited)	2024
ASSETS
Cash and due from banks	$149,607	$120,153
Federal funds sold and reverse repurchase agreements	109,982	125,825
Interest-bearing deposits in financial institutions	535,117	796,510
Cash and cash equivalents	794,706	1,042,488
Investments:
Available-for-sale debt securities, at fair value	1,580,720	1,538,008
Federal Home Loan Bank stock, at cost	32,234	32,749
Loans held for sale (includes $145,618 and $95,403 at fair value, respectively)	172,770	126,760
Loans held for investment	9,771,536	9,602,384
Less: allowance for credit losses on loans HFI	150,531	151,942
Net loans held for investment	9,621,005	9,450,442
Premises and equipment, net	146,272	148,899
Operating lease right-of-use assets	47,381	47,963
Interest receivable	51,268	49,611
Mortgage servicing rights, at fair value	156,379	162,038
Bank-owned life insurance	72,400	72,504
Other real estate owned, net	3,326	4,409
Goodwill	242,561	242,561
Core deposit and other intangibles, net	5,106	5,762
Other assets	210,321	233,288
Total assets	$13,136,449	$13,157,482
LIABILITIES
Deposits
Noninterest-bearing	$2,163,934	$2,116,232
Interest-bearing checking	2,776,958	2,906,425
Money market and savings	4,482,908	4,338,483
Customer time deposits	1,363,770	1,380,205
Brokered and internet time deposits	414,428	469,089
Total deposits	11,201,998	11,210,434
Borrowings	168,944	176,789
Operating lease liabilities	59,174	60,024
Accrued expenses and other liabilities	104,278	142,604
Total liabilities	11,534,394	11,589,851
SHAREHOLDERS’ EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 46,514,547 and 46,663,120 shares issued and outstanding, respectively	46,515	46,663
Additional paid-in capital	854,715	860,266
Retained earnings	792,685	762,293
Accumulated other comprehensive loss, net	(91,953)	(101,684)
Total FB Financial Corporation common shareholders’ equity	1,601,962	1,567,538
Noncontrolling interest	93	93
Total equity	1,602,055	1,567,631
Total liabilities and shareholders’ equity	$13,136,449	$13,157,482
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)
(Unaudited)
5

	Three Months Ended March 31,
	2025	2024
Interest income:
Interest and fees on loans	$153,185	$155,606
Interest on investment securities
Taxable	14,471	9,105
Tax-exempt	1,033	1,442
Other	11,017	9,975
Total interest income	179,706	176,128

Interest expense:
Deposits	70,249	72,625
Borrowings	1,816	4,013
Total interest expense	72,065	76,638
Net interest income	107,641	99,490
Provision for credit losses on loans HFI	1,906	1,852
Provision for (reversal of) credit losses on unfunded commitments	386	(1,070)
Net interest income after provision for credit losses	105,349	98,708

Noninterest income:
Mortgage banking income	12,426	12,585
Investment services and trust income	3,711	3,230
Service charges on deposit accounts	3,479	3,141
ATM and interchange fees	2,677	2,944
Gain (loss) from investment securities, net	16	(16,213)
(Loss) gain on sales or write-downs of premises and equipment, other real estate owned and other assets, net	(625)	565
Other income	1,348	1,710
Total noninterest income	23,032	7,962

Noninterest expenses:
Salaries, commissions and employee benefits	48,351	44,618
Occupancy and equipment expense	6,597	6,614
Advertising	2,487	1,171
Data processing	2,313	2,408
Legal and professional fees	1,992	1,919
Amortization of core deposit and other intangibles	656	789
Merger and integration costs	401	—
Other expense	16,752	14,901
Total noninterest expense	79,549	72,420
Income before income taxes	48,832	34,250
Income tax expense	9,471	6,300
Net income applicable to FB Financial Corporation and noncontrolling interest	39,361	27,950
Net income applicable to noncontrolling interest	—	—
Net income applicable to FB Financial Corporation	$39,361	$27,950

Earnings per common share:
Basic	$0.84	$0.60
Diluted	0.84	0.59
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$39,361	$27,950
Other comprehensive income, net of tax:
Net unrealized gain (loss) in available-for-sale securities, net of tax expense (benefit) of $3,489 and $(3,432)	9,743	(9,573)
Reclassification adjustment for (gain) loss on securities included in net income, net of tax (expense) benefit of $(4) and $4,225	(12)	11,988
Net unrealized loss in hedging activities, net of tax benefit of $62	—	(174)
Total other comprehensive income, net of tax	9,731	2,241
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	49,092	30,191
Comprehensive income applicable to noncontrolling interest	—	—
Comprehensive income applicable to FB Financial Corporation	$49,092	$30,191
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2023:	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	27,950	—	27,950	—	27,950
Other comprehensive income, net of taxes	—	—	—	2,241	2,241	—	2,241
Stock-based compensation expense	1	2,819	—	—	2,820	—	2,820
Restricted stock units vested, net of taxes	11	(292)	—	—	(281)	—	(281)
Performance-based restricted stock units vested, net of taxes	25	(370)	—	—	(345)	—	(345)
Shares issued under employee stock purchase program	11	388	—	—	399	—	399
Dividends declared ($0.17 per share)	—	—	(8,052)	—	(8,052)	—	(8,052)
Balance at March 31, 2024:	$46,897	$866,803	$698,310	$(132,484)	$1,479,526	$93	$1,479,619

Balance at December 31, 2024:	$46,663	$860,266	$762,293	$(101,684)	$1,567,538	$93	$1,567,631
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	39,361	—	39,361	—	39,361
Other comprehensive income, net of taxes	—	—	—	9,731	9,731	—	9,731
Repurchase of common stock	(209)	(9,683)	—	—	(9,892)	—	(9,892)
Stock-based compensation expense	1	4,830	—	—	4,831	—	4,831
Restricted stock units vested, net of taxes	19	(460)	—	—	(441)	—	(441)
Performance-based restricted stock units vested, net of taxes	33	(654)	—	—	(621)	—	(621)
Shares issued under employee stock purchase program	8	416	—	—	424	—	424
Dividends declared ($0.19 per share)	—		(8,969)	—	(8,969)	—	(8,969)
Balance at March 31, 2025:	$46,515	$854,715	$792,685	$(91,953)	$1,601,962	$93	$1,602,055
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$39,361	$27,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	2,767	2,841
Amortization of core deposit and other intangibles	656	789
Amortization of issuance costs on subordinated debt	97	96
Capitalization of mortgage servicing rights	(421)	(1,131)
Net change in fair value of mortgage servicing rights	6,080	(294)
Stock-based compensation expense	4,831	2,820
Provision for credit losses on loans HFI	1,906	1,852
Provision for (reversal of) credit losses on unfunded commitments	386	(1,070)
Provision for mortgage loan repurchases	18	50
Accretion of discounts and premiums on acquired loans, net	(2)	(387)
(Accretion) amortization of premiums and discounts on securities, net	(609)	1,356
(Gain) loss from investment securities, net	(16)	16,213
Originations of loans held for sale	(271,383)	(258,352)
Proceeds from sale of loans held for sale	229,175	251,548
Gain on sale and change in fair value of loans held for sale	(8,418)	(8,279)
Net loss (gain) on write-downs of premises and equipment, other real estate owned and other assets	625	(565)
Provision for deferred income taxes	5,100	207
Equity method investment loss	495	—
Earnings on bank-owned life insurance	(446)	(431)
Changes in:
Operating lease assets and liabilities, net	(268)	(207)
Other assets and interest receivable	12,314	(665)
Accrued expenses and other liabilities	(38,706)	1,927
Net cash (used in) provided by operating activities	(16,458)	36,268
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	207,882
Maturities, prepayments and calls	74,860	66,627
Purchases	(103,731)	(281,579)
Net change in loans	(174,919)	117,904
Net sales of FHLB stock	515	242
Purchases of premises and equipment	(1,663)	(1,620)
Proceeds from the sale of premises and equipment	1,831	137
Proceeds from the sale of other real estate owned	2,668	389
Proceeds from the sale of other assets	243	161
Proceeds from bank-owned life insurance	550	—
Net cash (used in) provided by investing activities	(199,646)	110,143
Cash flows from financing activities:
Net decrease in deposits	(8,436)	(47,856)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(3,712)	(30,535)
Stock-based compensation withholding payments	(1,062)	(626)
Net proceeds from sale of common stock under employee stock purchase program	424	399
Repurchase of common stock	(9,892)	—
Dividends paid on common stock	(8,865)	(7,965)
Dividend equivalent payments made upon vesting of equity compensation	(135)	(30)
Net cash used in financing activities	(31,678)	(86,613)
Net change in cash and cash equivalents	(247,782)	59,798
Cash and cash equivalents at beginning of the period	1,042,488	810,932
Cash and cash equivalents at end of the period	$794,706	$870,730

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$77,434	$74,943
Taxes (refunded) paid, net	(8,761)	277
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,067	$753
Transfers from loans to other assets	1,471	1,031
Transfers from loans to loans held for sale	968	167
Transfers from loans held for sale to loans	1,379	40
Loans provided for sales of other assets	675	65
Decrease in rebooked GNMA loans under optional repurchase program	(4,205)	(353)
Dividends declared not paid on restricted stock units and performance stock units	104	87
Right-of-use assets obtained in exchange for operating lease liabilities	301	—
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank and its subsidiaries. As of March 31, 2025, the Bank had 77 full-service branches throughout Tennessee, Alabama, Kentucky and North Georgia, and provided commercial and consumer banking services to the Asheville, North Carolina market. The Bank also operates a mortgage business with office locations across the Southeast, which primarily originates loans to be sold to third party private investors or government sponsored agencies in the secondary market.
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
Recently announced acquisition
On March 31, 2025, the Company announced it has entered into an agreement and plan of merger (the “Merger Agreement”) for the acquisition of Southern States Bancshares, Inc., the parent company of Southern States Bank. As of March 31, 2025, Southern States had approximately $2,851,145 of total assets, $2,261,272 of total loans and $2,425,631 of deposits.
In connection with the Merger Agreement, Southern States will be merged into the Company and immediately following, Southern States Bank will merge into FirstBank. The Merger Agreement has been approved by the Board of Directors of each company. The transaction is subject to regulatory approvals, approval by the Company’s and Southern States’ shareholders and certain other customary closing conditions. The transaction is anticipated to close in the third quarter of 2025.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
Basic earnings per common share:
Earnings available to common shareholders	$39,361	$27,950
Weighted average basic shares outstanding	46,674,698	46,874,882
Basic earnings per common share	$0.84	$0.60
Diluted earnings per common share:
Earnings available to common shareholders	$39,361	$27,950
Weighted average basic shares outstanding	46,674,698	46,874,882
Weighted average diluted shares contingently issuable(1)	349,513	123,991
Weighted average diluted shares outstanding	47,024,211	46,998,873
Diluted earnings per common share	$0.84	$0.59
(1) Excludes 2,949 restricted stock units outstanding considered to be antidilutive for the three months ended March 31, 2024. There were no such units for the three months ended March 31, 2025.
Recently adopted accounting standards:
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. The Company adopted this standard effective December 31, 2024, for annual financial statements and subsequent interim periods beginning in 2025, and retrospectively updated its disclosures. Refer to Note 11 for further information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-08, “Intangibles – Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This update requires entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and reflect changes from remeasurement in the net income. Additionally, an entity that receives crypto assets as noncash consideration in the ordinary course of business and converts them nearly immediately into cash is required to classify those cash receipts as cash flows from operating activities. Lastly, the update requires entities to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. This guidance became effective January 1, 2025. The Company does not currently hold or facilitate transactions with crypto-assets; however, the Company would evaluate any crypto-asset activities and the applicable financial statement and disclosure requirements in accordance with the guidance.
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
(Unaudited)
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
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after March 31, 2025, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
Note (2)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$604,416	$417	$(1,891)	$—	$602,942
Mortgage-backed securities - residential	917,760	147	(101,351)	—	816,556
Mortgage-backed securities - commercial	15,724	—	(896)	—	14,828
Municipal securities	169,993	26	(24,623)	—	145,396
Corporate securities	1,000	—	(2)	—	998
Total	$1,708,893	$590	$(128,763)	$—	$1,580,720

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$564,752	$172	$(1,917)	$—	$563,007
Mortgage-backed securities - residential	927,883	393	(117,277)	—	810,999
Mortgage-backed securities - commercial	15,965	—	(1,108)	—	14,857
Municipal securities	169,498	20	(21,661)	—	147,857
U.S. Treasury securities	299	—	—	—	299
Corporate securities	1,000	—	(11)	—	989
Total	$1,679,397	$585	$(141,974)	$—	$1,538,008
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, total accrued interest receivable on AFS debt securities was $5,208 and $6,401, respectively.
AFS debt securities pledged at March 31, 2025 and December 31, 2024 had carrying amounts of $877,603 and $937,043, respectively, and were pledged to secure public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At March 31, 2025 and December 31, 2024, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$463,989	$(1,603)	$30,129	$(288)	$494,118	$(1,891)
Mortgage-backed securities - residential	206,838	(3,976)	441,419	(97,375)	648,257	(101,351)
Mortgage-backed securities - commercial	2,216	(12)	12,612	(884)	14,828	(896)
Municipal securities	33,641	(2,951)	107,585	(21,672)	141,226	(24,623)
Corporate securities	—	—	998	(2)	998	(2)
Total	$706,684	$(8,542)	$592,743	$(120,221)	$1,299,427	$(128,763)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$494,885	$(1,908)	$714	$(9)	$495,599	$(1,917)
Mortgage-backed securities - residential	209,078	(8,956)	441,502	(108,321)	650,580	(117,277)
Mortgage-backed securities - commercial	2,222	(19)	12,635	(1,089)	14,857	(1,108)
Municipal securities	34,059	(2,376)	110,173	(19,285)	144,232	(21,661)
Corporate securities	—	—	989	(11)	989	(11)
Total	$740,244	$(13,259)	$566,013	$(128,715)	$1,306,257	$(141,974)
As of March 31, 2025 and December 31, 2024, the Company’s AFS debt securities portfolio consisted of 277 and 271 individual securities, 251 and 248 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal debt securities with market values below amortized cost at March 31, 2025 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these AFS debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of March 31, 2025 and December 31, 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on AFS debt securities as of March 31, 2025 or December 31, 2024. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The amortized cost and fair value of AFS debt securities by contractual maturity as of March 31, 2025 and December 31, 2024 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31,		December 31,
	2025		2024
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$305	$304	$849	$847
Due in one to five years	5,267	5,207	4,186	4,600
Due in five to ten years	247,933	245,040	225,954	222,943
Due in over ten years	521,904	498,785	504,560	483,762
	775,409	749,336	735,549	712,152
Mortgage-backed securities - residential	917,760	816,556	927,883	810,999
Mortgage-backed securities - commercial	15,724	14,828	15,965	14,857
Total AFS debt securities	$1,708,893	$1,580,720	$1,679,397	$1,538,008
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended March 31,
	2025	2024
Proceeds from sales	$—	$207,882
Proceeds from maturities, prepayments and calls	74,860	66,627
Gross realized gains	16	90
Gross realized losses	—	16,303
Equity Securities
The Company has equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $23,923 and $23,459 at March 31, 2025 and December 31, 2024, respectively. Additionally, the Company had $32,234 and $32,749 of FHLB stock carried at cost at March 31, 2025 and December 31, 2024, respectively, included separately from the other equity securities discussed above.
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As of March 31, 2025 and December 31, 2024, the Company has the ability to exercise significant influence over this entity and therefore accounts for the equity securities under the equity method. Under this method, the carrying value of the investment is adjusted to reflect the Company’s proportionate share of the investee's profit or loss. This investment is reported in other assets on the consolidated balance sheets with carrying amounts of $19,475 and $19,970 as of March 31, 2025 and December 31, 2024, respectively. The Company's investment includes a basis difference of $17,103, which is accounted for as equity method goodwill.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (3)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of March 31, 2025 and December 31, 2024, by class of financing receivable are as follows:

	March 31,	December 31,
	2025	2024
Commercial and industrial	$1,782,981	$1,691,213
Construction	1,022,299	1,087,732
Residential real estate:
1-to-4 family mortgage	1,632,574	1,616,754
Residential line of credit	613,868	602,475
Multi-family mortgage	648,326	653,769
Commercial real estate:
Owner-occupied	1,356,007	1,357,568
Non-owner occupied	2,153,825	2,099,129
Consumer and other	561,656	493,744
Gross loans	9,771,536	9,602,384
Less: Allowance for credit losses on loans HFI	(150,531)	(151,942)
Net loans	$9,621,005	$9,450,442
As of March 31, 2025 and December 31, 2024, $996,088 and $988,177, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,707,868 and $1,620,510, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of March 31, 2025 and December 31, 2024, qualifying commercial and industrial, construction and consumer loans, of $2,658,942 and $2,561,352, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of March 31, 2025 and December 31, 2024, accrued interest receivable on loans HFI amounted to $43,380 and $40,970, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present the credit quality of the Company's commercial type loan portfolio as of March 31, 2025 and December 31, 2024 and the gross charge-offs for the three months ended March 31, 2025 and the year ended December 31, 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the three months ended March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$104,642	$194,223	$172,248	$113,893	$49,312	$125,115	$947,922	$1,707,355
Special Mention	—	2,038	2,202	6,297	168	1,284	24,376	36,365
Classified	152	—	104	17,224	2,431	6,517	12,833	39,261
Total	104,794	196,261	174,554	137,414	51,911	132,916	985,131	1,782,981
Current-period gross charge-offs	—	—	54	—	—	2,245	602	2,901
Construction
Pass	44,178	205,719	89,629	279,129	89,330	75,327	187,408	970,720
Special Mention	—	—	383	14,969	389	576	—	16,317
Classified	—	—	—	12,559	281	8,335	14,087	35,262
Total	44,178	205,719	90,012	306,657	90,000	84,238	201,495	1,022,299
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	12,865	17,142	3,781	227,362	233,578	120,593	23,128	638,449
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	9,856	21	—	9,877
Total	12,865	17,142	3,781	227,362	243,434	120,614	23,128	648,326
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	35,831	180,824	102,166	250,386	208,625	462,157	93,943	1,333,932
Special Mention	—	—	—	1,162	1,745	6,091	—	8,998
Classified	—	—	—	6,045	972	5,639	421	13,077
Total	35,831	180,824	102,166	257,593	211,342	473,887	94,364	1,356,007
Current-period gross charge-offs	—	—	—	—	—	17	—	17
Non-owner occupied
Pass	60,465	197,654	41,688	515,372	448,797	787,681	78,862	2,130,519
Special Mention	—	—	4,817	—	935	10,233	—	15,985
Classified	—	—	—	—	—	7,321	—	7,321
Total	60,465	197,654	46,505	515,372	449,732	805,235	78,862	2,153,825
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	257,981	795,562	409,512	1,386,142	1,029,642	1,570,873	1,331,263	6,780,975
Special Mention	—	2,038	7,402	22,428	3,237	18,184	24,376	77,665
Classified	152	—	104	35,828	13,540	27,833	27,341	104,798
Total	$258,133	$797,600	$417,018	$1,444,398	$1,046,419	$1,616,890	$1,382,980	$6,963,438
Current-period gross charge-offs	$—	$—	$54	$—	$—	$2,262	$602	$2,918

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$194,185	$182,677	$130,148	$56,460	$29,735	$104,236	$909,398	$1,606,839
Special Mention	2,684	2,425	7,609	277	285	2,015	24,345	39,640
Classified	—	175	19,125	4,424	1,659	6,201	13,150	44,734
Total	196,869	185,277	156,882	61,161	31,679	112,452	946,893	1,691,213
Current-period gross charge-offs	—	116	950	506	1,234	7	8,267	11,080
Construction
Pass	190,058	116,122	349,716	99,225	27,616	54,099	199,596	1,036,432
Special Mention	156	87	15,432	389	10	576	—	16,650
Classified	—	—	7,314	290	8,335	—	18,711	34,650
Total	190,214	116,209	372,462	99,904	35,961	54,675	218,307	1,087,732
Current-period gross charge-offs	—	—	122	—	—	—	—	122
Residential real estate:
Multi-family mortgage
Pass	40,076	3,800	232,415	223,076	51,948	69,652	21,883	642,850
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	9,919	—	1,000	—	10,919
Total	40,076	3,800	232,415	232,995	51,948	70,652	21,883	653,769
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	185,416	103,060	247,049	215,798	102,580	396,288	84,226	1,334,417
Special Mention	—	—	1,370	2,582	—	6,133	—	10,085
Classified	—	—	6,324	235	61	5,371	1,075	13,066
Total	185,416	103,060	254,743	218,615	102,641	407,792	85,301	1,357,568
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	198,591	36,027	526,417	445,598	111,943	689,158	58,255	2,065,989
Special Mention	—	4,836	—	1,527	—	19,311	—	25,674
Classified	—	—	—	136	—	7,330	—	7,466
Total	198,591	40,863	526,417	447,261	111,943	715,799	58,255	2,099,129
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	808,326	441,686	1,485,745	1,040,157	323,822	1,313,433	1,273,358	6,686,527
Special Mention	2,840	7,348	24,411	4,775	295	28,035	24,345	92,049
Classified	—	175	32,763	15,004	10,055	19,902	32,936	110,835
Total	$811,166	$449,209	$1,542,919	$1,059,936	$334,172	$1,361,370	$1,330,639	$6,889,411
Current-period gross charge-offs	—	116	1,072	506	1,234	7	8,267	11,202

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
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
The following tables present the credit quality by classification (performing or nonperforming) of the Company’s consumer type loan portfolio as of March 31, 2025 and December 31, 2024 and the gross charge-offs for the three months ended March 31, 2025 and the year ended December 31, 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the three months ended March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$70,029	$214,285	$158,079	$433,883	$347,820	$383,899	$—	$1,607,995
Nonperforming	—	43	368	7,058	7,373	9,737	—	24,579
Total	70,029	214,328	158,447	440,941	355,193	393,636	—	1,632,574
Current-period gross charge-offs	—	—	3	—	—	—	—	3
Residential line of credit
Performing	—	—	—	—	—	—	611,665	611,665
Nonperforming	—	—	—	—	—	—	2,203	2,203
Total	—	—	—	—	—	—	613,868	613,868
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	36,971	161,239	94,914	77,682	34,207	139,633	616	545,262
Nonperforming	—	1,898	2,829	1,740	2,581	7,345	1	16,394
Total	36,971	163,137	97,743	79,422	36,788	146,978	617	561,656
Current-period gross charge-offs	385	185	76	103	86	135	2	972
Total consumer type loans
Performing	107,000	375,524	252,993	511,565	382,027	523,532	612,281	2,764,922
Nonperforming	—	1,941	3,197	8,798	9,954	17,082	2,204	43,176
Total	$107,000	$377,465	$256,190	$520,363	$391,981	$540,614	$614,485	$2,808,098
Current-period gross charge-offs	$385	$185	$79	$103	$86	$135	$2	$975

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$223,520	$165,395	$443,372	$360,188	$129,674	$266,661	$—	$1,588,810
Nonperforming	27	941	7,254	6,357	4,192	9,173	—	27,944
Total	223,547	166,336	450,626	366,545	133,866	275,834	—	1,616,754
Prior-period gross charge-offs	10	54	150	130	67	28	—	439
Residential line of credit
Performing	—	—	—	—	—	—	600,581	600,581
Nonperforming	—	—	—	—	—	—	1,894	1,894
Total	—	—	—	—	—	—	602,475	602,475
Prior-period gross charge-offs	—	—	—	—	—	—	73	73
Consumer and other
Performing	139,684	93,817	76,286	35,507	29,387	102,233	652	477,566
Nonperforming	1,300	1,749	1,686	3,139	2,548	5,755	1	16,178
Total	140,984	95,566	77,972	38,646	31,935	107,988	653	493,744
Prior-period gross charge-offs	1,593	511	302	278	69	298	—	3,051
Total consumer type loans
Performing	363,204	259,212	519,658	395,695	159,061	368,894	601,233	2,666,957
Nonperforming	1,327	2,690	8,940	9,496	6,740	14,928	1,895	46,016
Total	$364,531	$261,902	$528,598	$405,191	$165,801	$383,822	$603,128	$2,712,973
Prior-period gross charge-offs	1,603	565	452	408	136	326	73	3,563
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of March 31, 2025 and December 31, 2024:

March 31, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$2,257	$4,592	$4,163	$1,771,969	$1,782,981
Construction	1,858	26	10,364	1,010,051	1,022,299
Residential real estate:
1-to-4 family mortgage	20,775	15,372	9,207	1,587,220	1,632,574
Residential line of credit	2,338	658	1,545	609,327	613,868
Multi-family mortgage	—	—	21	648,305	648,326
Commercial real estate:
Owner occupied	230	—	8,643	1,347,134	1,356,007
Non-owner occupied	320	3,512	2,663	2,147,330	2,153,825
Consumer and other	14,096	4,262	12,132	531,166	561,656
Total	$41,874	$28,422	$48,738	$9,652,502	$9,771,536

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

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
The following tables provide the amortized cost basis of loans on non-accrual status, as well as any related allowance as of March 31, 2025 and December 31, 2024 by class of financing receivable.

March 31, 2025	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$2,128	$2,035	$138
Construction	1,654	8,710	390
Residential real estate:
1-to-4 family mortgage	—	9,207	183
Residential line of credit	—	1,545	28
Multi-family mortgage	—	21	3
Commercial real estate:
Owner occupied	6,041	2,602	205
Non-owner occupied	2,224	439	91
Consumer and other	—	12,132	634
Total	$12,047	$36,691	$1,672

December 31, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance	Related allowance
Commercial and industrial	$5,294	$4,367	$2,177
Construction	1,653	9,262	1,383
Residential real estate:
1-to-4 family mortgage	1,562	11,063	211
Residential line of credit	148	1,389	26
Multi-family mortgage	—	21	1
Commercial real estate:
Owner occupied	6,415	3,136	137
Non-owner occupied	2,224	443	6
Consumer and other	—	12,381	646
Total	$17,296	$42,062	$4,587

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following presents interest income recognized on nonaccrual loans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Commercial and industrial	$3	$224
Construction	6	61
Residential real estate:
1-to-4 family mortgage	—	—
Residential line of credit	7	16
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	8	49
Non-owner occupied	—	35
Consumer and other	4	—
Total	$28	$385

Accrued interest receivable written off as an adjustment to interest income amounted to $287 and $201 for the three months ended March 31, 2025 and 2024, respectively.
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
The following tables present the amortized cost of FDM loans as of March 31, 2025 and 2024 by class of financing receivable and type of concession granted that were modified during the three months ended March 31, 2025 and 2024.

Three months ended March 31, 2025	Term extension	Interest rate reduction	Interest rate reduction and term extension	Total	% of total class of financing receivables
Commercial and industrial	$152	$—	$—	$152	—%
Construction	539	—	—	539	0.1%
Residential real estate:
1-to-4 family mortgage	—	—	85	85	—%
Commercial real estate:
Owner occupied	—	143	—	143	—%
Consumer and other	—	—	63	63	—%
Total	$691	$143	$148	$982	—%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Three months ended March 31, 2024	Term extension	Payment deferral and term extension	Total	% of total class of financing receivables
Construction	$—	$14,316	$14,316	1.1%
Commercial real estate:
Non-owner occupied	10,351	—	10,351	0.5%
Consumer and other	22	—	22	—%
Total	$10,373	$14,316	$24,689	0.3%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended March 31, 2025	Weighted average term extension (in months)	Weighted average interest rate reduction
Commercial and industrial	36	—%
Construction	6	—%
Residential real estate:
1-to-4 family mortgage	62	2.25%
Commercial real estate:
Owner occupied	—	2.50%
Consumer and other	13	2.00%

Three months ended March 31, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)
Construction	6	3
Commercial real estate:
Non-owner occupied	6	—
Consumer and other	42	—
During the three months ended March 31, 2025, consumer and other loans of $14 defaulted that were previously modified in the prior 12 months by receiving a term extension. In addition, during the three months ended March 31, 2025, 1-to-4 family mortgage residential real estate loans of $626 defaulted that were previously modified in the prior 12 months by receiving a combination of payment deferral and term extension. No financing receivables modified in the preceding twelve months had a payment default during the three months ended March 31, 2024. For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on non-accrual status or reaching 30 days past due with respect to principal and/or interest payments. At March 31, 2025 and December 31, 2024, the Company did not have any material commitments to lend additional funds to borrowers whose loans were classified as an FDM loans.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The tables below depict the performance of loans HFI as of March 31, 2025 and 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

March 31, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$2,128	$152	$2,280
Construction	—	—	2,008	539	2,547
Residential real estate:
1-to-4 family mortgage	367	—	—	2,098	2,465
Residential line of credit	—	—	—	28	28
Commercial real estate:
Owner-occupied	—	—	—	143	143
Consumer and other	14	—	—	159	173
Total	$381	$—	$4,136	$3,119	$7,636
(1) Loans were on non-accrual when modified and subsequently classified as FDM.

March 31, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$179	$—	$179
Construction	—	—	—	14,316	14,316
Residential real estate:
1-to-4 family mortgage	—	—	65	—	65
Commercial real estate:
Non-owner occupied	—	—	—	10,351	10,351
Consumer and other	—	—	—	22	22
Total	$—	$—	$244	$24,689	$24,933
(1) Loans were on non-accrual when modified and subsequently classified as FDM.
Collateral-Dependent Loans
For collateral-dependent loans, or those loans for which repayment is expected to be provided substantially through the operation or sale of collateral, where the borrower is also experiencing financial difficulty, the following tables present the loans by class of financing receivable.

	March 31, 2025
	Type of Collateral
	Real Estate	Farmland	Business Assets	Total
Commercial and industrial	$—	$—	$2,540	$2,540
Construction	25,189	1,654	—	26,843
Residential real estate:
1-to-4 family mortgage	281	—	—	281
Multi-family mortgage	9,856	—	—	9,856
Commercial real estate:
Owner occupied	—	6,041	—	6,041
Non-owner occupied	6,883	—	—	6,883
Total	$42,209	$7,695	$2,540	$52,444

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

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
Allowance for Credit Losses on Loans HFI
The Company performed evaluations within its established qualitative framework, assessing the impact of the current economic outlook, including unemployment and gross domestic product, as well as macroeconomic events which may impact our loan portfolio, such as supply chain concerns, global conflicts, and possible tariffs. All qualitative adjustments are applied at the pool or segment level based on the perceived risk. Segments may be identified using credit quality ratings, loan-to-value, collateral type and purpose. The decrease in the allowance for credit losses on loans HFI as of March 31, 2025 compared with December 31, 2024 is primarily the result of charge-offs during the quarter, slightly improved economic forecast assumptions and reductions in exposure to construction lending.
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three months ended March 31, 2025 and 2024:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2025
Beginning balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942
Provision for (reversal of) credit losses on loans HFI	1,713	(6,046)	854	244	904	77	2,787	1,373	1,906
Recoveries of loans previously charged-off	42	—	9	—	—	21	1	503	576
Loans charged-off	(2,901)	—	(3)	—	—	(17)	—	(972)	(3,893)
Ending balance - March 31, 2025	$15,521	$25,652	$26,200	$11,196	$11,416	$12,074	$28,319	$20,153	$150,531

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
(Reversal of) provision for credit losses on loans HFI	(2,298)	2,028	(433)	470	131	56	984	914	1,852
Recoveries of loans previously charged-off	14	—	56	—	—	40	—	306	416
Loans charged-off	(43)	(92)	—	(20)	—	—	—	(772)	(927)
Ending balance - March 31, 2024	$17,272	$37,308	$26,128	$9,918	$8,973	$10,749	$23,949	$17,370	$151,667

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$4,409	$3,192
Transfers from loans	2,067	753
Proceeds from sale of other real estate owned	(2,668)	(389)
(Loss) gain on sale of other real estate owned	(482)	57
Balance at end of period	$3,326	$3,613
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $1,797 and $2,880 as of March 31, 2025 and December 31, 2024, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $5,777 and $7,652 as of March 31, 2025 and December 31, 2024, respectively.
Note (5)—Leases
As of March 31, 2025, the Company was the lessee in 48 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company’s leases is presented below as of March 31, 2025 and December 31, 2024:

		March 31,	December 31,
	Classification	2025	2024
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$47,381	$47,963
Finance leases	Premises and equipment, net	1,118	1,145
Total right-of-use assets		$48,499	$49,108
Lease liabilities:
Operating leases	Operating lease liabilities	$59,174	$60,024
Finance leases	Borrowings	1,204	1,229
Total lease liabilities		$60,378	$61,253
Weighted average remaining lease term (in years) - operating		10.9	11.0
Weighted average remaining lease term (in years) - finance		10.1	10.4
Weighted average discount rate - operating		3.49%	3.47%
Weighted average discount rate - finance		1.76%	1.76%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended March 31,
	Classification	2025	2024
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,878	$1,927
Short-term lease cost	Occupancy and equipment	85	97
Variable lease cost	Occupancy and equipment	494	336
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	5	6
Amortization of right-of-use asset	Occupancy and equipment	28	28
Sublease income	Occupancy and equipment	(205)	(172)
Total lease cost		$2,285	$2,222
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of March 31, 2025 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
March 31, 2026	$8,516	$122
March 31, 2027	8,386	124
March 31, 2028	7,784	126
March 31, 2029	6,807	127
March 31, 2030	5,917	129
Thereafter	34,845	688
Total undiscounted future minimum lease payments	72,255	1,316
Less: imputed interest	(13,081)	(112)
Lease liabilities	$59,174	$1,204

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (6)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Carrying value at beginning of period	$162,038	$164,249
Capitalization	421	1,131
Change in fair value:
Due to payoffs/paydowns	(3,111)	(2,724)
Due to change in valuation inputs or assumptions	(2,969)	3,018
Carrying value at end of period	$156,379	$165,674
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Servicing income	$7,077	$7,347
Change in fair value of mortgage servicing rights	(6,080)	294
Change in fair value of derivative hedging instruments	3,011	(3,335)
Servicing income	4,008	4,306
Servicing expenses	1,722	1,947
Net servicing income	$2,286	$2,359
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
Unpaid principal balance of mortgage loans sold and serviced for others	$10,061,485	$10,235,048
Weighted-average prepayment speed (CPR)	6.40%	6.04%
Estimated impact on fair value of a 10% increase	$(4,317)	$(4,213)
Estimated impact on fair value of a 20% increase	$(8,361)	$(8,168)
Discount rate	9.79%	10.18%
Estimated impact on fair value of a 100 bp increase	$(7,294)	$(7,515)
Estimated impact on fair value of a 200 bp increase	$(13,976)	$(14,397)
Weighted-average coupon interest rate	3.59%	3.59%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	337	336
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included in the table above. See Note 9, “Derivatives” for additional information on these derivative instruments.
As of March 31, 2025 and December 31, 2024, the Company held mortgage escrow deposits totaling $93,956 and $68,995, respectively, related to loans sold with servicing retained.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (7)—Income taxes
The following table presents a reconciliation of income taxes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Federal taxes calculated at statutory rate	$10,255	21.0%	$7,192	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	459	0.9%	133	0.4%
(Benefit) expense from stock-based compensation	(133)	(0.3)%	55	0.2%
Municipal interest income, net of interest disallowance	(396)	(0.8)%	(373)	(1.1)%
Bank-owned life insurance	(94)	(0.2)%	(90)	(0.3)%
Section 162(m) limitation	586	1.2%	160	0.5%
Other	(1,206)	(2.4)%	(777)	(2.3)%
Income tax expense, as reported	$9,471	19.4%	$6,300	18.4%
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

	March 31,	December 31,
	2025	2024
Commitments to extend credit, excluding interest rate lock commitments	$2,795,637	$2,770,105
Letters of credit	64,459	69,855
Balance at end of period	$2,860,096	$2,839,960
As of March 31, 2025 and December 31, 2024, unfunded loan commitments included above with floating interest rates totaled $2,631,883 and $2,573,218, respectively.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$6,107	$8,770
Provision for (reversal of) credit losses on unfunded commitments	386	(1,070)
Balance at end of period	$6,493	$7,700
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased (or indemnified for) was $1,233 and $2,078 for the three months ended March 31, 2025 and 2024, respectively.
The Company maintains a reserve associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company's consolidated balance sheets. The following table summarizes this activity:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$697	$899
Provision for loan repurchases or indemnifications	18	50
Losses on loans repurchased or indemnified	(56)	(19)
Balance at end of period	$659	$930
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
Note (9)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheet line items other assets or other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation and summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
Derivatives designated as fair value hedges
The Company periodically enters into fair value hedging relationships using interest rates swaps to mitigate the Company’s exposure to losses in market value as interest rates change. Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps that relate to pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Any initial and ongoing assessment of expected hedge effectiveness is based on regression analysis.
At both March 31, 2025 and December 31, 2024, the Company did not hold any interest rate swaps designated as fair value hedges. The Company did hold interest rate swaps designated as fair value hedges for a period of time during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company had $1,843 of amortization expense in interest expense on deposits related to terminated fair value hedges and $645 of expense included in interest expense on borrowings related to fair value hedges.
Derivatives designated as cash flow hedges
The Company periodically enters into cash flow hedging relationships using interest rate swaps to mitigate the exposure to the variability in future cash flows or other forecast transactions associated with its floating rate assets and liabilities. The Company uses interest rate swap agreements to hedge the repricing characteristics of its floating rate subordinated debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Any initial and ongoing assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate.
At both March 31, 2025 and December 31, 2024, the Company did not have any interest rate swaps that were designated as cash flow hedges. The Company did hold interest rate swaps designated as cash flow hedges during the three months ended March 31, 2024.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The Company’s consolidated statements of income included income of $247 for the three months ended March 31, 2024 in interest expense on borrowings related to these cash flow hedges. The cash flow hedges were highly effective during this period and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during the period.
For the three months ended March 31, 2024, the Company had a $174 loss recognized in other comprehensive income, net of tax benefit of $62, for derivative instruments designated as cash flow hedges. No such activity was recorded during the three months ended March 31, 2025.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	March 31, 2025
	Notional Amount	Asset	Liability
Interest rate contracts	$528,367	$24,081	$24,144
Forward commitments	204,000	—	428
Interest rate-lock commitments	118,200	2,069	—
Futures contracts	214,500	—	49
Total	$1,065,067	$26,150	$24,621

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$565,152	$29,298	$29,377
Forward commitments	140,000	6	—
Interest rate-lock commitments	65,687	647	—
Futures contracts	217,000	—	3,006
Total	$987,839	$29,951	$32,383
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended March 31,
	2025	2024
Included in mortgage banking income:
Interest rate lock commitments	$1,421	$869
Forward commitments	(209)	100
Futures contracts	2,311	(2,997)
Total	$3,523	$(2,028)

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
March 31, 2025
Derivative financial assets	$21,872	$—	$21,872	$2,260	$—	$19,612
Derivative financial liabilities	$8,754	$—	$8,754	$2,260	$6,494	$—

December 31, 2024
Derivative financial assets	$28,379	$—	$28,379	$1,030	$—	$27,349
Derivative financial liabilities	$9,144	$—	$9,144	$1,030	$8,114	$—
Collateral Requirements
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of March 31, 2025 and December 31, 2024, the Company had collateral posted of $23,737 and $20,961, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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
(Unaudited)
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are presented in the following tables:

At March 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$602,942	$—	$602,942
Mortgage-backed securities - residential	—	816,556	—	816,556
Mortgage-backed securities - commercial	—	14,828	—	14,828
Municipal securities	—	145,396	—	145,396
Corporate securities	—	998	—	998
Total securities	$—	$1,580,720	$—	$1,580,720
Loans held for sale, at fair value	$—	$145,618	$—	$145,618
Mortgage servicing rights	—	—	156,379	156,379
Derivatives	—	26,150	—	26,150
Financial Liabilities:
Derivatives	—	24,621	—	24,621

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$563,007	$—	$563,007
Mortgage-backed securities - residential	—	810,999	—	810,999
Mortgage-backed securities - commercial	—	14,857	—	14,857
Municipal securities	—	147,857	—	147,857
U.S. Treasury securities	—	299	—	299
Corporate securities	—	989	—	989
Total securities	$—	$1,538,008	$—	$1,538,008
Loans held for sale, at fair value	$—	$95,403	$—	$95,403
Mortgage servicing rights	—	—	162,038	162,038
Derivatives	—	29,951	—	29,951
Financial Liabilities:
Derivatives	—	32,383	—	32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 are presented in the following tables:

At March 31, 2025	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$231	$231
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	348	348
Construction	—	—	24,373	24,373
Residential real estate:
1-to-4 family mortgage	—	—	277	277
Multifamily	—	—	8,987	8,987
Commercial real estate:
Non-owner occupied	—	—	2,810	2,810
Total collateral-dependent loans	$—	$—	$36,795	$36,795

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,873	$2,873
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$694	$694
Construction	—	—	20,818	20,818
Residential real estate:
Multifamily	—	—	9,000	9,000
Total collateral-dependent loans	$—	$—	$30,512	$30,512

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the three months ended March 31, 2025 and 2024 are detailed at Note 6, “Mortgage servicing rights.”
The following tables present information as of March 31, 2025 and December 31, 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

March 31, 2025
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$36,795	Valuation of collateral	Discount for comparable sales	10%
Other real estate owned	$231	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%

December 31, 2024
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$30,512	Valuation of collateral	Discount for comparable sales	10%-40%
Other real estate owned	$2,873	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of March 31, 2025 and December 31, 2024, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $39,250 and $34,712, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	March 31,	December 31,
	2025	2024
Loans held for sale under a fair value option:
Mortgage loans held for sale	145,618	95,403
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	27,152	31,357
Total loans held for sale	$172,770	$126,760
Mortgage loans held for sale
Net gains of $2,201 and $203 resulting from fair value changes of mortgage loans were recorded in income during the three months ended March 31, 2025 and 2024, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans held for sale. The net change in fair value of these loans held for sale and derivatives resulted in a net gains of $2,816 and $1,821 for the three months ended March 31, 2025 and 2024, respectively. The change in fair value of mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk is nominal.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Aggregate fair value	$145,618	$95,403
Aggregate unpaid principal balance	141,932	93,918
Difference	$3,686	$1,485

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
March 31, 2025	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$794,706	$794,706	$—	$—	$794,706
Investment securities	1,580,720	—	1,580,720	—	1,580,720
Net loans held for investment	9,621,005	—	—	9,443,311	9,443,311
Loans held for sale, at fair value	145,618	—	145,618	—	145,618
Interest receivable	51,268	879	7,009	43,380	51,268
Mortgage servicing rights	156,379	—	—	156,379	156,379
Derivatives	26,150	—	26,150	—	26,150
Financial liabilities:
Deposits:
Without stated maturities	$9,423,800	$9,423,800	$—	$—	$9,423,800
With stated maturities	1,778,198	—	1,774,652	—	1,774,652
Securities sold under agreements to repurchase and federal funds purchased	9,787	9,787	—	—	9,787
Subordinated debt, net	130,801	—	—	127,531	127,531
Interest payable	18,813	3,640	14,798	375	18,813
Derivatives	24,621	—	24,621	—	24,621

	Fair Value
December 31, 2024	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,042,488	$1,042,488	$—	$—	$1,042,488
Investment securities	1,538,008	—	1,538,008	—	1,538,008
Net loans held for investment	9,450,442	—	—	9,221,311	9,221,311
Loans held for sale, at fair value	95,403	—	95,403	—	95,403
Interest receivable	49,611	629	8,012	40,970	49,611
Mortgage servicing rights	162,038	—	—	162,038	162,038
Derivatives	29,951	—	29,951	—	29,951
Financial liabilities:
Deposits:
Without stated maturities	$9,361,140	$9,361,140	$—	$—	$9,361,140
With stated maturities	1,849,294	—	1,846,989	—	1,846,989
Securities sold under agreements to repurchase and federal funds purchased	13,499	13,499	—	—	13,499
Subordinated debt, net	130,704	—	—	126,684	126,684
Interest payable	24,182	3,759	18,923	1,500	24,182
Derivatives	32,383	—	32,383	—	32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
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
The Company assigns a transfer rate to allocate net interest income to products and business segments. Through this process, the Company formulates a loan funding charge and a deposit funding credit for its entire loan and deposit portfolios. The intent of the transfer rate methodology is to transfer interest rate risk among the segments and allow management to better measure the net interest margin contribution of its products and business segments. Changes in management structure or allocation methodologies and procedures result in changes in reported segment financial data. Prior period results have been adjusted to conform to the current methodology.
The following tables present selected financial information with respect to the Company’s reportable segments for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025	Banking	Mortgage	Consolidated
Interest income	$178,915	$791	$179,706
Interest expense	73,156	(1,091)	72,065
Net interest income	105,759	1,882	107,641
Provisions for credit losses	2,189	103	2,292
Net interest income after provision for credit losses	103,570	1,779	105,349
Mortgage banking income	—	15,495	15,495
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,069)	(3,069)
Other noninterest income (loss)	10,660	(54)	10,606
Total noninterest income	10,660	12,372	23,032
Salaries, commissions and employee benefits	41,469	6,882	48,351
Depreciation and amortization	2,743	24	2,767
Amortization of intangibles	656	—	656
Other noninterest expense(2)	22,041	5,734	27,775
Total noninterest expense	66,909	12,640	79,549
Income before income taxes	$47,321	$1,511	$48,832
Income tax expense			9,471
Net income applicable to FB Financial Corporation and noncontrolling interest			39,361
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$39,361
Total assets	$12,490,097	$646,352	$13,136,449
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Other noninterest expense for Banking includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Other noninterest expense for Mortgage includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees, servicing expenses and other expenses.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31, 2024	Banking	Mortgage	Consolidated
Interest income	$176,420	$(292)	$176,128
Interest expense	77,958	(1,320)	76,638
Net interest income	98,462	1,028	99,490
Provisions for (reversals of) credit losses	838	(56)	782
Net interest income after provision for credit losses	97,624	1,084	98,708
Mortgage banking income	—	15,626	15,626
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,041)	(3,041)
Other noninterest (loss) income	(4,794)	171	(4,623)
Total noninterest (loss) income	(4,794)	12,756	7,962
Salaries, commissions and employee benefits	37,790	6,828	44,618
Depreciation and amortization	2,708	133	2,841
Amortization of intangibles	789	—	789
Other noninterest expense(2)	18,908	5,264	24,172
Total noninterest expense	60,195	12,225	72,420
Income before income taxes	$32,635	$1,615	$34,250
Income tax expense			6,300
Net income applicable to FB Financial Corporation and noncontrolling interest			27,950
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$27,950
Total assets	$11,979,904	$568,416	$12,548,320
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Other noninterest expense for Banking includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Other noninterest expense for Mortgage includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees, servicing expenses and other expenses.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of March 31, 2025 and December 31, 2024, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
Actual and required capital amounts and ratios are included below as of the dates indicated.

March 31, 2025	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,739,703	15.2%	$1,202,607	10.5%	N/A	N/A
FirstBank	1,677,611	14.8%	1,191,615	10.5%	$1,134,871	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,496,448	13.1%	$973,539	8.5%	N/A	N/A
FirstBank	1,435,648	12.7%	964,640	8.5%	$907,897	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,466,448	12.8%	$801,738	7.0%	N/A	N/A
FirstBank	1,435,648	12.7%	794,410	7.0%	$737,666	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,496,448	11.4%	$523,095	4.0%	N/A	N/A
FirstBank	1,435,648	11.0%	521,397	4.0%	$651,746	5.0%

December 31, 2024	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,721,941	15.2%	$1,187,163	10.5%	N/A	N/A
FirstBank	1,650,305	14.7%	1,175,095	10.5%	$1,119,138	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,480,722	13.1%	$961,037	8.5%	N/A	N/A
FirstBank	1,410,505	12.6%	951,267	8.5%	$895,310	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,450,722	12.8%	$791,442	7.0%	N/A	N/A
FirstBank	1,410,505	12.6%	783,397	7.0%	$727,440	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,480,722	11.3%	$522,557	4.0%	N/A	N/A
FirstBank	1,410,505	10.8%	521,538	4.0%	$651,923	5.0%
Note: December 31, 2024 represents the final year of the 5-year CECL adoption phase out with 25% of the initial impact of CECL adoption being adjusted out of regulatory capital calculations.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
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
The following table summarizes changes in RSUs for the three months ended March 31, 2025:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	345,436	$36.71
Granted	121,249	49.34
Vested	(20,285)	36.02
Forfeited	(945)	37.11
Balance at end of period (unvested)	445,455	$40.18
The total fair value of RSUs vested and released was $731 and $668 for the three months ended March 31, 2025 and 2024, respectively.
The compensation cost related to the grants and vesting of RSUs was $2,906 and $2,706 for the three months ended March 31, 2025 and 2024, respectively. This includes amounts paid related to grants and compensation for directors elected to be settled in stock amounting to $243 and $199 for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there was $9,871 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.18 years. Additionally, as of March 31, 2025, there were 1,299,540 shares available for issuance under the Company’s stock compensation plans. As of March 31, 2025 and December 31, 2024, there was $363 and $344, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying RSUs.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes information about the changes in PSUs as of and for the three months ended March 31, 2025:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	223,393	$38.06
Granted	75,329	49.33
Performance adjustment (2)	348	44.09
Vested	(50,269)	44.09
Balance at end of period (unvested)	248,801	$40.23
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

The following table summarizes data related to the Company’s outstanding PSUs as of March 31, 2025:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2022	$37.17	2023 to 2025	74,682
2023	$35.60	2024 to 2026	98,790
2024	$49.33	2025 to 2027	75,329
The Company recorded compensation cost $1,925 and $114 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $16,179, and the weighted average remaining performance period over which the cost could be recognized was 2.28 years. As of March 31, 2025 and December 31, 2024, there was $167 and $217, respectively, accrued in other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 8,161 and 10,606 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $340 and $388 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there were 2,264,203 shares available for issuance under the ESPP.
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
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2025	$31,406
New loans and advances	1,863
Change in related party status	—
Repayments	(287)
Loans outstanding at March 31, 2025	$32,982
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $27,282 and $14,510 at March 31, 2025 and December 31, 2024, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Deposits
The Bank held deposits from related parties totaling $262,237 and $282,963 as of March 31, 2025 and December 31, 2024, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $102 and $90 for the three months ended March 31, 2025 and 2024, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income of $19 and $24 during the three months ended March 31, 2025 and 2024, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $9,494 and $9,225 of loans for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the amortized cost of these loans HFI amounted to $95,093 and $86,890, respectively. See Note 2, “Investment securities”, for additional information on this investment.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of March 31, 2025 and December 31, 2024, and our results of operations for the three months ended March 31, 2025 and 2024, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC on February 25, 2025, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets and statements regarding the proposed merger of Southern States Bancshares, Inc. (“Southern States”) with the Company (the “Proposed Merger”) and expectations with regard to the benefits of the Proposed Merger. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management’s current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes or the lack of changes in government interest rate policies and the associated impact on the Company’s business, net interest margin, and mortgage operations, (3) increased competition for deposits, (4) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio, (5) any deterioration in commercial real estate market fundamentals, (6) risks associated with the Proposed Merger, including (a) the risk that the cost savings and any revenue synergies from the Proposed Merger is less than or different from expectations, (b) disruption from the Proposed Merger with customer, supplier, or employee relationships, (c) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Agreement and Plan of Merger by and between the Company and Southern States, (d) the failure to obtain necessary regulatory approvals for the Proposed Merger, (e) the failure to obtain the approval of the Company’s and Southern States’ shareholders in connection with the Proposed Merger, (f) the possibility that the costs, fees, expenses and charges related to the Proposed Merger may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (g) the failure of the conditions to the Proposed Merger to be satisfied, (h) the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected, (i) the diversion of management time on merger-related issues, (j) the ability of the Company to effectively manage the larger and more complex operations of the combined company following the Proposed Merger, (k) the risks associated with the Company’s pursuit of future acquisitions, (l) the risk of expansion into new geographic or product markets, (m) reputational risk and the reaction of the parties’ customers to the Proposed Merger, (n) the Company’s ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, (o) the risk of potential litigation or regulatory action related to the Proposed Merger, and (p) general competitive, economic, political, and market conditions, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, other potential future acquisitions, (8) the Company’s ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss, (9) the Company’s ability to successfully execute its various business strategies, (10) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (11) the effectiveness of the Company’s controls and procedures to detect, prevent, mitigate and otherwise manage the risk of fraud or misconduct by internal or external parties, including attempted physical-security and cybersecurity attacks, denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction, (12) the Company’s dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, (13) the impact, extent and timing of technological changes, (14) concentrations of credit or deposit exposure, (15) the impact of natural disasters, pandemics, acts of war or terrorism, or other catastrophic events, (16) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and/or (17) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.
The Company qualifies all forward-looking statements by these cautionary statements.
Critical accounting policies
Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards if applicable, are discussed in further detail in Note 1, “Basis of presentation and summary of significant accounting policies,” in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Financial highlights
The following table presents certain selected historical consolidated income statement and balance sheet data and key performance indicators and other measures as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended		As of or for the year-ended
	March 31,		December 31,
(dollars in thousands, except share data)	2025	2024	2024
Selected Balance Sheet Data
Cash and cash equivalents	$794,706	$870,730	$1,042,488
Investment securities, at fair value	1,580,720	1,464,682	1,538,008
Loans held for sale	172,770	82,704	126,760
Loans HFI	9,771,536	9,288,909	9,602,384
Allowance for credit losses on loans HFI	(150,531)	(151,667)	(151,942)
Total assets	13,136,449	12,548,320	13,157,482
Interest-bearing deposits (non-brokered)	8,623,636	8,191,962	8,625,113
Brokered deposits	414,428	130,845	469,089
Noninterest-bearing deposits	2,163,934	2,182,121	2,116,232
Total deposits	11,201,998	10,504,928	11,210,434
Borrowings	168,944	360,821	176,789
Allowance for credit losses on unfunded commitments	6,493	7,700	6,107
Total common shareholders’ equity	1,601,962	1,479,526	1,567,538
Selected Statement of Income Data
Total interest income	$179,706	$176,128	$725,538
Total interest expense	72,065	76,638	309,035
Net interest income	107,641	99,490	416,503
Provisions for credit losses	2,292	782	12,004
Total noninterest income	23,032	7,962	39,070
Total noninterest expense	79,549	72,420	296,899
Income before income taxes	48,832	34,250	146,670
Income tax expense	9,471	6,300	30,619
Net income applicable to noncontrolling interest	—	—	16
Net income applicable to FB Financial Corporation	$39,361	$27,950	$116,035
Net interest income (tax-equivalent basis)	$108,427	$100,199	$419,091
Per Common Share
Basic net income	$0.84	$0.60	$2.48
Diluted net income	0.84	0.59	2.48
Book value(1)	34.44	31.55	33.59
Tangible book value(2)	29.12	26.21	28.27
Cash dividends declared	0.19	0.17	0.68
Selected Ratios
Return on average:
Assets(3)	1.21%	0.89%	0.91%
Common shareholders’ equity(3)	10.1%	7.70%	7.71%
Tangible common equity(2)	11.9%	9.29%	9.24%
Efficiency ratio	60.9%	67.4%	65.2%
Core efficiency ratio (tax-equivalent basis)(2)	59.9%	58.1%	57.3%
Loans HFI to deposit ratio	87.2%	88.4%	85.7%
Noninterest-bearing deposits to total deposits	19.3%	20.8%	18.9%
Net interest margin (tax-equivalent basis)	3.55%	3.42%	3.51%
Yield on interest-earning assets	5.91%	6.03%	6.10%
Cost of interest-bearing liabilities	3.16%	3.56%	3.53%
Cost of total deposits	2.54%	2.76%	2.76%

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
	2025	2024	2024
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.54%	1.63%	1.58%
Annualized net charge-offs as a percentage of average loans HFI	(0.14)%	(0.02)%	(0.14)%
Nonperforming loans HFI as a percentage of loans HFI	0.79%	0.73%	0.87%
Nonperforming assets as a percentage of total assets(4)	0.84%	0.75%	0.93%
Capital Ratios (Company)
Total common shareholders’ equity to assets	12.2%	11.8%	11.9%
Tangible common equity to tangible assets(2)	10.5%	9.99%	10.2%
Tier 1 leverage	11.4%	11.3%	11.3%
Tier 1 risk-based capital	13.1%	12.8%	13.1%
Total risk-based capital	15.2%	15.0%	15.2%
Common Equity Tier 1	12.8%	12.6%	12.8%
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
(4)Includes $27.2 million, $20.9 million and $31.4 million of optional rights to repurchase delinquent GNMA loans as of March 31, 2025, March 31, 2024 and December 31, 2024, respectively.

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

The following table presents a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$79,549	$72,420	$296,899
Less early retirement and severance costs	—	—	1,478
Less FDIC special assessment	—	500	500
Less merger and integration costs	401	—	—
Core noninterest expense	$79,148	$71,920	$294,921
Net interest income	$107,641	$99,490	$416,503
Net interest income (tax-equivalent basis)	108,427	100,199	419,091
Total noninterest income	23,032	7,962	39,070
Less gain (loss) from securities, net	16	(16,213)	(56,378)
Less (loss) gain on sales or write-downs of other real estate owned and other assets	(625)	565	(2,167)
Less cash life insurance benefit	—	—	2,057
Core noninterest income	$23,641	$23,610	$95,558
Total revenue	$130,673	$107,452	$455,573
Core revenue (tax-equivalent basis)	$132,068	$123,809	$514,649
Efficiency ratio	60.9%	67.4%	65.2%
Core efficiency ratio (tax-equivalent basis)	59.9%	58.1%	57.3%

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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders’ equity to total assets:

	March 31,		December 31,
(dollars in thousands, except share data)	2025	2024	2024
Tangible assets
Total assets	$13,136,449	$12,548,320	$13,157,482
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(5,106)	(7,920)	(5,762)
Tangible assets	$12,888,782	$12,297,839	$12,909,159
Tangible common equity
Total common shareholders’ equity	$1,601,962	$1,479,526	$1,567,538
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(5,106)	(7,920)	(5,762)
Tangible common equity	$1,354,295	$1,229,045	$1,319,215
Common shares outstanding	46,514,547	46,897,378	46,663,120
Book value per common share	$34.44	$31.55	$33.59
Tangible book value per common share	$29.12	$26.21	$28.27
Total common shareholders’ equity to total assets	12.2%	11.8%	11.9%
Tangible common equity to tangible assets	10.5%	9.99%	10.2%
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
The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders’ equity and return on average tangible common equity to return on average shareholders’ equity:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2025	2024	2024
Return on average tangible common equity
Total average common shareholders’ equity	$1,583,958	$1,460,736	$1,505,739
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)
Average intangibles, net	(5,426)	(8,299)	(7,177)
Average tangible common equity	$1,335,971	$1,209,876	$1,256,001
Net income applicable to FB Financial Corporation	$39,361	$27,950	$116,035
Return on average common shareholders’ equity	10.1%	7.70%	7.71%
Return on average tangible common equity	11.9%	9.29%	9.24%
Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, North Carolina and North Georgia. As of March 31, 2025, our footprint included 77 full-service branches serving markets across Tennessee, including Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, and Birmingham, Florence and Huntsville, Alabama. Additionally, our banking services extend to community markets throughout our footprint. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.

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
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Our net income increased during the three months ended March 31, 2025 to $39.4 million from $28.0 million for the three months ended March 31, 2024. Diluted earnings per common share were $0.84 and $0.59 for the three months ended March 31, 2025 and 2024, respectively. Our net income represented a ROAA of 1.21% and 0.89% for the three months ended March 31, 2025 and 2024, respectively, and a ROAE of 10.1% and 7.70% for the same periods. Our ROATCE for the three months ended March 31, 2025 and 2024 were 11.9% and 9.29%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
Net interest income increased to $107.6 million for the three months ended March 31, 2025 compared with $99.5 million for the three months ended March 31, 2024. Net interest income for the three months ended March 31, 2025 reflected our efforts to balance the growth of our asset and deposit bases while managing the impact of interest rates. Our net interest margin, on a tax-equivalent basis, increased to 3.55% for the three months ended March 31, 2025 as compared to 3.42% for the three months ended March 31, 2024.
Provision for credit losses of $2.3 million was recognized for the three months ended March 31, 2025 and $0.8 million for the period ended March 31, 2024. The increase was primarily due to charge-off activity and increases in unfunded commitments.
Noninterest income for the three months ended March 31, 2025 increased by $15.1 million to $23.0 million, compared to $8.0 million for the three months ended March 31, 2024. The increase was primarily driven by the recognition of a $16.2 million net loss on investment securities stemming from the sale of $207.9 million of AFS debt securities during the three months ended March 31, 2024. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $79.5 million for the three months ended March 31, 2025, compared with $72.4 million for the three months ended March 31, 2024. The increase in noninterest expense is due to increases in salaries, commissions and employee benefits of $3.7 million, advertising of $1.3 million and other noninterest expense of $1.9 million, including a $1.0 million increase in technology and platform fees and a franchise tax benefit of $0.2 million recognized during the three months ended March 31, 2024.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
The Banking segment contributed $47.3 million of income before taxes for the current period as compared to $32.6 million for the previous period. Net interest income totaled $105.8 million during the three months ended March 31, 2025 compared to $98.5 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $2.2 million of provision expense during the current period as compared to $0.8 million during the previous period. The Banking segment recorded noninterest income of $10.7 million in the current period as compared to a $4.8 million loss in the previous period. This increase was mainly attributable to a net loss on investment securities of $16.2 million from the sale of $207.9 million AFS debt securities during the previous period. Noninterest expense increased to $66.9 million for the current period compared to $60.2 million for the for the previous period due primarily to an increase in salaries and benefits, advertising, technology and platform fees, merger and integration costs and a minor franchise tax benefit recognized in the previous period.

Mortgage
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
The Mortgage segment contributed $1.5 million of income before taxes for the current period, as compared to $1.6 million of income before taxes in the prior period. Net interest income was $1.9 million for the current period and $1.0 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $0.1 million during the current period compared to a reversal of $0.1 million of provision expense during the prior period. Mortgage banking income remained relatively stable between periods at $12.4 million and $12.6 million in the current and prior periods, respectively.
The components of mortgage banking income for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$5,602	$6,458
Net change in fair value of loans held for sale and derivatives	2,816	1,821
Change in fair value on MSRs, net of hedging	(3,069)	(3,041)
Mortgage servicing income	7,077	7,347
Total mortgage banking income	$12,426	$12,585
Interest rate lock commitment volume	$381,777	$377,166
Interest rate lock commitment volume by purpose (%):
Purchase	86.1%	84.9%
Refinance	13.9%	15.1%
Mortgage sales	$222,805	$243,461
Mortgage sale margin	2.51%	2.65%
Closing volume	$271,383	$258,352
Outstanding principal balance of mortgage loans serviced	$10,061,485	$10,651,075
Noninterest expense for the current and prior periods were $12.6 million and $12.2 million, respectively. This increase is reflective of an increase in allocated support and overhead expenses.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2025 and 2024.
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
During the three months ended March 31, 2025, the U.S. Treasury yield curve fell in intermediate and longer-term maturities given uncertainty around tariffs and economic growth. In contrast, during the three months ended March 31, 2024, the U.S. Treasury yield curve remained inverted, reflecting tighter monetary policy and higher short-term interest rates. The Federal Funds Target Rate range was 4.25% - 4.50% and 5.25% - 5.50% as of March 31, 2025 and March 31, 2024, respectively.
Net interest income increased $8.2 million to $108.4 million for the three months ended March 31, 2025 as compared to $100.2 million for the three months ended March 31, 2024. Net interest margin was 3.55% for the three months ended March 31, 2025 compared to 3.42% for the three months ended March 31, 2024. The increases in net interest income and net interest margin were primarily driven by decreases in interest expense paid on interest-bearing deposits and increases in interest income on investment securities and interest-bearing deposits with other financial institutions.

Interest income recognized on loans HFI decreased $2.8 million to $152.2 million for the three months ended March 31, 2025 from $155.0 million for the three months ended March 31, 2024. This decrease was attributable to a decline in the overall yield on loans HFI, partially offset by an increase in average balances. The yield on loans HFI decreased 23 basis points to 6.41% for the three months ended March 31, 2025 from 6.64% for the three months ended March 31, 2024.
The components of our loan yield for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$149,819	6.31%	$152,875	6.55%
Origination and other loan fee income	1,797	0.08%	1,436	0.06%
Accretion on purchased loans	2	—%	387	0.02%
Nonaccrual interest collections	556	0.02%	258	0.01%
Total loans HFI yield	$152,174	6.41%	$154,956	6.64%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Interest income on investment securities increased $4.8 million to $15.9 million for the three months ended March 31, 2025 from $11.1 million for the three months ended March 31, 2024. The increase was attributable to the increase in yield on these investments from the recent portfolio restructuring transactions. The yield on investment securities was 3.76% for the three months ended March 31, 2025, an increase of 105 basis points from 2.71% for the three months ended March 31, 2024.
Interest income on deposits with other financial institutions increased $1.8 million to $8.9 million for the three months ended March 31, 2025 from $7.1 million for the three months ended March 31, 2024. This increase is primarily volume driven as average balances increased to $811.2 million for the three months ended March 31, 2025 from $530.4 million for the three months ended March 31, 2024.
Interest expense was $72.1 million for the three months ended March 31, 2025, a decrease of $4.6 million as compared to $76.6 million for the three months ended March 31, 2024. The decrease was largely attributed to a decline in the rate paid on interest-bearing deposit accounts, partially offset by increases in average balances on interest-bearing deposit accounts.
Interest expense on interest-bearing deposit accounts totaled $70.2 million for the three months ended March 31, 2025, a $2.4 million decrease from the $72.6 million recognized for the three months ended March 31, 2024. The decline in interest expense on interest-bearing deposit accounts was led by declines in money market and customer time deposits which decreased $3.2 million and $1.4 million, respectively, for the three months ended March 31, 2025 as compared to the same period in the previous year. Offsetting these declines in interest expense within interest-bearing deposit accounts, we experienced an increase in interest expense from brokered time deposits, which increased $3.0 million for the three months ended March 31, 2025 to the same period in the previous year, due to an increase in the average balances outstanding as we took advantage of favorable relative terms available and issued brokered deposits towards the end of 2024. The average rate paid on interest-bearing deposits was 3.13% for the three months ended March 31, 2025 compared to 3.49% for the three months ended March 31, 2024.
Interest expense recognized on other borrowings decreased $1.6 million to $6 thousand for the three months ended March 31, 2025 due to the repayment of the Bank Term Funding Program which was paid off towards the end of 2024.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,621,057	$152,174	6.41%	$9,386,794	$154,956	6.64%
Mortgage loans held for sale	93,944	1,433	6.19%	48,566	851	7.05%
Investment securities:
Taxable	1,541,868	14,471	3.81%	1,399,237	9,105	2.62%
Tax-exempt (2)	167,958	1,397	3.37%	241,379	1,950	3.25%
Total investment securities (2)	1,709,826	15,868	3.76%	1,640,616	11,055	2.71%
Federal funds sold and reverse repurchase agreements	123,390	1,374	4.52%	155,380	2,126	5.50%
Interest-bearing deposits with other financial institutions	811,216	8,902	4.45%	530,390	7,066	5.36%
FHLB stock	32,493	741	9.25%	34,051	783	9.25%
Total interest-earning assets (2)	12,391,926	180,492	5.91%	11,795,797	176,837	6.03%
Noninterest-earning assets:
Cash and due from banks	123,158			167,732
Allowance for credit losses on loans HFI	(152,234)			(150,605)
Other assets (3)(4)	844,119			777,155
Total noninterest-earning assets	815,043			794,282
Total assets	$13,206,969			$12,590,079
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,840,211	$18,267	2.61%	$2,539,084	$19,016	3.01%
Money market deposits	4,083,754	34,360	3.41%	3,849,080	37,570	3.93%
Savings deposits	353,865	66	0.08%	377,963	62	0.07%
Customer time deposits	1,373,045	12,702	3.75%	1,457,377	14,124	3.90%
Brokered and internet time deposits	443,923	4,854	4.43%	140,292	1,853	5.31%
Time deposits	1,816,968	17,556	3.92%	1,597,669	15,977	4.02%
Total interest-bearing deposits	9,094,798	70,249	3.13%	8,363,796	72,625	3.49%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	11,046	6	0.22%	24,219	149	2.47%
Subordinated debt	130,755	1,804	5.60%	129,718	2,286	7.09%
Other borrowings	1,220	6	1.99%	131,318	1,578	4.83%
Total other interest-bearing liabilities	143,021	1,816	5.15%	285,255	4,013	5.66%
Total interest-bearing liabilities	9,237,819	72,065	3.16%	8,649,051	76,638	3.56%
Noninterest-bearing liabilities:
Demand deposits	2,134,924			2,227,175
Other liabilities(4)	250,175			253,024
Total noninterest-bearing liabilities	2,385,099			2,480,199
Total liabilities	11,622,918			11,129,250
FB Financial Corporation common shareholders’ equity	1,583,958			1,460,736
Noncontrolling interest	93			93
Shareholders’ equity	1,584,051			1,460,829
Total liabilities and shareholders’ equity	$13,206,969			$12,590,079
Net interest income (tax-equivalent basis)(2)		$108,427			$100,199
Interest rate spread (tax-equivalent basis)(2)			2.75%			2.47%
Net interest margin (tax-equivalent basis) (2)(5)			3.55%			3.42%
Cost of total deposits			2.54%			2.76%
Average interest-earning assets to average interest-bearing liabilities			134.1%			136.4%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using a U.S. federal income tax rate and, where applicable, state income tax to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $0.8 million and $0.7 million for three months ended March 31, 2025 and 2024, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $132.3 million and $194.1 million for the three months ended March 31, 2025 and 2024, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $30.7 million and $20.8 million for the three months ended March 31, 2025 and 2024, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the three months ended March 31, 2025 and 2024. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended March 31, 2025 compared to three months ended March 31, 2024 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$3,705	$(6,487)	$(2,782)
Loans held for sale - mortgage	692	(110)	582
Investment securities:
Taxable	1,339	4,027	5,366
Tax-exempt(2)	(611)	58	(553)
Federal funds sold and reverse repurchase agreements	(356)	(396)	(752)
Interest-bearing deposits with other financial institutions	3,082	(1,246)	1,836
FHLB stock	(36)	(6)	(42)
Total interest income(2)	7,815	(4,160)	3,655
Interest-bearing liabilities:
Interest-bearing checking deposits	1,937	(2,686)	(749)
Money market deposits	1,975	(5,185)	(3,210)
Savings deposits	(4)	8	4
Customer time deposits	(780)	(642)	(1,422)
Brokered and internet time deposits	3,320	(319)	3,001
Securities sold under agreements to repurchase and federal funds purchased	(7)	(136)	(143)
Subordinated debt	14	(496)	(482)
Other borrowings	(640)	(932)	(1,572)
Total interest expense	5,815	(10,388)	(4,573)
Change in net interest income(2)	$2,000	$6,228	$8,228
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.
Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, “Basis of presentation and summary of significant accounting policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion regarding ACL methodology.
Our allowance for credit losses calculation as of March 31, 2025 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach. Our calculation as of March 31, 2025 included economic forecasts for unemployment, gross domestic product, as well as other macroeconomic events which may impact our loan portfolio, such as supply chain concerns, global conflicts and possible tariffs. These factors may continue to lead to increased volatility in forecasted macroeconomic variables, a key input to our calculated level of allowance for credit losses.
We recognized a provision for credit losses on loans HFI for both the three months ended March 31, 2025 and 2024 of $1.9 million. The current period provision on loans HFI is due to growth in loan balances in most categories and charge-off activity offset by notable decreases in multi-family and construction lending and slight improvement in economic forecasts. For the three months ended March 31, 2024, the provision on loans HFI was impacted by projected deterioration in the CRE portfolio which was adjusted qualitatively.
We recorded a provision for credit losses on unfunded commitments of $0.4 million and a reversal of $1.1 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the increase in provision for credit losses on unfunded commitments was driven by an increase in outstanding construction commitments partially offset by a broader decrease of outstanding commitment balances across other categories from year end balances. The increase in construction unfunded commitments was attributable to reduced utilization of existing construction lines which caused an increase in the available commitment in these relationships. The reversal of provision for credit losses on unfunded commitments for the three months ended March 31, 2024 is primarily due to management's concentrated effort to reduce unfunded loan commitments during the period including a $135.3 million decrease in our construction category as these projects moved to permanent financing for the three months ended March 31, 2024. As such, this resulted in a $1.0 million decrease in required ACL related to the unfunded commitments in our construction portfolio for the three months ended March 31, 2024.
During the three months ended March 31, 2025 and 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended March 31, 2025 and 2024.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Mortgage banking income	$12,426	$12,585
Investment services and trust income	3,711	3,230
Service charges on deposit accounts	3,479	3,141
ATM and interchange fees	2,677	2,944
Gain (loss) from investment securities, net	16	(16,213)
(Loss) gain on sales or write-downs of premises and equipment, other real estate owned and other assets	(625)	565
Other income	1,348	1,710
Total noninterest income	$23,032	$7,962
Noninterest income amounted to $23.0 million for the three months ended March 31, 2025, an increase of $15.1 million, as compared to $8.0 million for the three months ended March 31, 2024. Excluding the recognition of the $16.2 million of net loss from investment securities sales recognized during the three months ended March 31, 2024, noninterest income declined $1.2 million.
The increase in total noninterest income was driven by the net loss from investment securities during the three months ended March 31, 2024, offset by a net loss on sales or write-downs of premises and equipment, other real estate owned and other assets.
Mortgage banking income includes origination fees, gains and losses on the sale of mortgage loans, changes in fair value of mortgage loans and related derivatives, as well as mortgage servicing income, which includes the change in fair value of MSRs and related derivatives. Mortgage banking income was $12.4 million for the three months ended March 31, 2025, a decrease of $0.2 million compared to the prior period.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. This caption increased $0.5 million during the three months ended March 31, 2025 to $3.7 million as compared to $3.2 million during the three months ended March 31, 2024. The increase is primarily attributable to fees earned from higher assets under management stemming from existing account growth.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $0.3 million during the three months ended March 31, 2025 to $3.5 million as compared to $3.1 million during the three months ended March 31, 2024.

ATM and interchange fees represent income related to customers' utilization of their debit cards and interchange income. ATM and interchange fees were $2.7 million for the three months ended March 31, 2025, compared to $2.9 million for the three months ended March 31, 2024.
Net loss from investment securities was $16 thousand for the three months ended March 31, 2025 compared to a net loss of $16.2 million for the three months ended March 31, 2024. The net gain from investment securities during the three months ended March 31, 2025 stemmed from gains on called AFS debt securities while the net loss in the prior year primarily related to the sale of $207.9 million of AFS debt securities during that period.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets was $0.6 million for the three months ended March 31, 2025 compared to a net gain of $0.6 million for the three months ended March 31, 2024. The loss on sales or write-downs of premises and equipment, other real estate owned and other assets during the three months ended March 31, 2025 is primarily due to a $0.5 million decrease in gain on disposal of fixed assets and a loss of $0.5 million on sale of other real estate owned.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes components such as BOLI income, swap fees, and equity investments income. Other income decreased $0.4 million to $1.3 million during the three months ended March 31, 2025 as compared to $1.7 million during the three months ended March 31, 2024. This decrease was primarily related to a $0.5 million loss associated with our proportionate share of loss of our equity method investment during the three months ended March 31, 2025.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Salaries, commissions and employee benefits	$48,351	$44,618
Occupancy and equipment expense	6,597	6,614
Advertising	2,487	1,171
Data processing	2,313	2,408
Legal and professional fees	1,992	1,919
Amortization of core deposit and other intangibles	656	789
Merger and integration costs	401	—
Other expense	16,752	14,901
Total noninterest expense	$79,549	$72,420
Noninterest expense increased by $7.1 million, or 10%, during the three months ended March 31, 2025 to $79.5 million as compared to $72.4 million in the three months ended March 31, 2024. The increase in noninterest expense was attributable to increases in salaries and employee benefits, advertising, merger and integration costs and other noninterest expense.
Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. For the three months ended March 31, 2025, salaries, commissions and employee benefits expense increased $3.7 million, or 8%, to $48.4 million as compared to $44.6 million for the three months ended March 31, 2024. This change was driven by an increase in the overall headcount of the organization, increases in the benefit costs, as well as higher performance-based compensation attributable to positive 2024 financial results.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense of $6.6 million was recognized for both the three months ended March 31, 2025 and 2024.
Data processing is comprised of all third-party core operating system and processing charges as well as payroll processing. Data processing fees were $2.3 million for the three months ended March 31, 2025, compared to $2.4 million for the three months ended March 31, 2024.

Legal and professional fees represent fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Legal and professional fees were $2.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended March 31, 2025, advertising expense increased $1.3 million to $2.5 million compared to $1.2 million during the three months ended March 31, 2024. This increase was primarily attributable to customer marketing campaigns during three months ended March 31, 2025 combined with favorable, volume based marketing rebate activity recorded in the prior year period.
Amortization of core deposit and other intangibles were $0.7 million for the three months ended March 31, 2025, compared to $0.8 million for the three months ended March 31, 2024.
Merger and integration costs were $0.4 million for the three months ended March 31, 2025 associated with the recently announced and proposed merger with Southern States Bancshares, Inc.
Other noninterest expense primarily includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other noninterest expense increased $1.9 million during the three months ended March 31, 2025 to $16.8 million compared to $14.9 million during the three months ended March 31, 2024. The increase was primarily related to technology and platform fee increases, as well as a minor franchise tax benefit recognized in the prior year period.
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
Our efficiency ratio was 60.9% and 67.4% for the three months ended March 31, 2025 and 2024, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 59.9% and 58.1% for the three months ended March 31, 2025 and 2024, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $9.5 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively. This represents effective tax rates of 19.4% and 18.4% for the three months ended March 31, 2025 and 2024, respectively. The primary differences from the enacted Federal rates are applicable state income taxes and certain expenses that are not deductible, reduced for non-taxable income. Refer to Note 7 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the Company's income tax expense and effective tax rates.

Financial condition
The following discussion of our financial condition compares balances as of March 31, 2025 and December 31, 2024.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	March 31,			December 31,
	2025				2024
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,132,472	$1,782,981	18%	$3,062,626	$1,691,213	18%
Construction	1,563,291	1,022,299	10%	1,585,865	1,087,732	11%
Residential real estate:
1-to-4 family mortgage	1,637,668	1,632,574	17%	1,624,053	1,616,754	17%
Residential line of credit	1,357,281	613,868	6%	1,336,506	602,475	6%
Multi-family mortgage	657,912	648,326	7%	665,813	653,769	7%
Commercial real estate:
Owner-occupied	1,424,573	1,356,007	14%	1,436,424	1,357,568	14%
Non-owner occupied	2,217,773	2,153,825	22%	2,154,027	2,099,129	22%
Consumer and other	576,203	561,656	6%	507,175	493,744	5%
Total loans	$12,567,173	$9,771,536	100%	$12,372,489	$9,602,384	100%
Our loans HFI portfolio is our most significant earning asset, comprising 74.4% and 73.0% of our total assets at March 31, 2025 and December 31, 2024, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we also participate in loan syndications and participations from other banks (collectively, “participated loans”). As of March 31, 2025 and December 31, 2024, loans HFI included approximately $215.9 million and $177.6 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended March 31, 2025 and 2024, we sold $1.1 million and $8.0 million in loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of March 31, 2025 and December 31, 2024, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee and Alabama, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.
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
The table below shows concentration ratios for the Bank and Company as of March 31, 2025 and December 31, 2024.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
March 31, 2025
Construction	64.5%	62.1%
Commercial real estate	243.3%	234.3%
December 31, 2024
Construction	70.1%	67.1%
Commercial real estate	249.3%	238.5%

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

1-to-4 family mortgage loans.
Our residential real estate 1-to-4 family mortgage loans are primarily made with respect to and secured by single family homes, including manufactured homes with real estate, which are both owner-occupied and investor owned. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.

Residential line of credit loans.
Our residential line of credit loans are primarily revolving, open-end lines of credit secured by 1-to-4 residential properties. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.

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

	March 31, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial and industrial
Real estate rental and leasing	$463,155	$277,699	$412
Finance and insurance	437,963	284,339	—
Construction	376,286	107,843	684
Manufacturing	261,758	174,401	—
Wholesale trade	212,908	118,676	151
Professional, scientific and technical services	207,951	126,803	9
Information	205,910	115,261	—
Educational services	164,028	40,482	—
Retail trade	122,225	87,298	2,347
Other services (except public administration)	120,057	75,280	17
Administrative and support and waste management and remediation services	107,235	68,953	—
Health care and social assistance	96,716	58,714	475
Transportation and warehousing	92,732	84,644	4,142
Accommodation and food services	63,578	55,570	104
Arts, entertainment and recreation	59,394	34,230	—
Management of companies and enterprises	45,007	26,691	—
Other	95,569	46,097	414
Total	$3,132,472	$1,782,981	$8,755

Commercial real estate owner-occupied
Real estate rental and leasing	$254,516	$239,937	$—
Other services (except public administration)	204,482	198,857	3,476
Retail trade	180,047	174,228	958
Health care and social assistance	124,457	121,372	212
Manufacturing	119,255	116,559	45
Accommodation and food services	108,166	107,337	—
Wholesale trade	81,321	78,448	—
Construction	76,782	67,631	—
Transportation and warehousing	76,280	62,969	—
Professional, scientific and technical services	38,431	37,451	92
Arts, entertainment and recreation	37,975	35,912	—
Agriculture, forestry, fishing and hunting	25,973	23,359	676
Educational services	18,792	18,615	—
Management of companies and enterprises	18,613	16,443	—
Finance and insurance	18,228	16,596	2,668
Administrative and support and waste management and remediation services	15,119	14,188	506
Other	26,136	26,105	10
Total	$1,424,573	$1,356,007	$8,643

Additionally, we track our lending exposure of non-owner occupied commercial real estate and construction by collateral property type to determine potential risks associated with collateral types, and if any risk issues could lead to additional credit loss exposure.
The table below provides a summary of our non-owner occupied commercial real estate and construction loan portfolios by collateral property type.

	March 31, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming
Commercial real estate non-owner occupied
Retail	$491,131	$480,509	$3,512
Office	376,265	364,890	14
Warehouse and industrial	373,005	344,545	—
Hotel	318,830	318,597	2,649
Assisted living and special care facilities	147,418	147,358	—
Self-storage	138,045	137,051	—
Land-Manufactured housing	111,754	109,960	—
Healthcare facility	80,632	80,480	—
Restaurants, bars and event venues	37,410	32,223	—
Recreation, sports and entertainment	35,839	34,714	—
Other	107,444	103,498	—
Total	$2,217,773	$2,153,825	$6,175

Construction
Consumer:
Construction	$203,041	$134,969	$2,711
Land	40,698	33,761	26
Commercial:
Land	263,219	222,705	1,654
Multi-family	181,743	124,962	—
Office	27,504	17,199	5,999
Retail	23,665	18,314	—
Recreation, sports and entertainment	18,252	8,930	—
Self-storage	12,721	358	—
Convenience store and gas station	8,494	7,274	—
Car wash	3,973	3,973	—
Other	58,871	21,148	—
Residential Development:
Construction	565,339	326,390	—
Land	122,650	69,759	—
Lots	33,121	32,557	—
Total	$1,563,291	$1,022,299	$10,390

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of March 31, 2025. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	March 31, 2025
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$791,429	$828,675	$162,137	$740	$1,782,981
Construction	503,845	466,252	49,585	2,617	1,022,299
Residential real estate:
1-to-4 family mortgage	100,282	506,539	185,193	840,560	1,632,574
Residential line of credit	65,968	107,174	440,726	—	613,868
Multi-family mortgage	91,024	419,012	117,990	20,300	648,326
Commercial real estate:
Owner-occupied	137,535	847,070	358,796	12,606	1,356,007
Non-owner occupied	293,744	1,278,564	572,424	9,093	2,153,825
Consumer and other	35,186	87,568	108,715	330,187	561,656
Total ($)	$2,019,013	$4,540,854	$1,995,566	$1,216,103	$9,771,536
Total (%)	20.7%	46.5%	20.4%	12.4%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of March 31, 2025.

	March 31, 2025
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$440,654	$550,898	$991,552
Construction	121,123	397,331	518,454
Residential real estate:
1-to-4 family mortgage	1,134,267	398,025	1,532,292
Residential line of credit	4,008	543,892	547,900
Multi-family mortgage	314,729	242,573	557,302
Commercial real estate:
Owner-occupied	842,776	375,696	1,218,472
Non-owner occupied	982,310	877,771	1,860,081
Consumer and other	469,016	57,454	526,470
Total ($)	$4,308,883	$3,443,640	$7,752,523
Total (%)	55.6%	44.4%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2025.

	March 31, 2025
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$611,020	$1,407,993	$2,019,013
One to five years	2,443,708	2,097,146	4,540,854
Five to fifteen years	979,103	1,016,463	1,995,566
Over fifteen years	886,072	330,031	1,216,103
Total ($)	$4,919,903	$4,851,633	$9,771,536
Total (%)	50.3%	49.7%	100.0%

Of the loans shown above with floating interest rates as of March 31, 2025, many have interest rate floors as follows:

Loans with interest rate floors (dollars in thousands)	Maturing in one year or less	Weighted average level of support (bps)	Maturing in one to five years	Weighted average level of support (bps)	Maturing in five years to fifteen years	Weighted average level of support (bps)	Maturing after fifteen years	Weighted average level of support (bps)	Total	Weighted average level of support (bps)
Loans with current rates above floors:
1-25 bps	$2,285	25	$15,002	15	$797	3	$—	—	$18,084	15
26-50 bps	5,637	49	55,617	35	901	50	197	50	62,352	36
51-75 bps	1,911	75	19,757	68	576	75	4,731	69	26,975	69
76-100 bps	19,508	100	50,649	90	10,092	96	1,422	96	81,671	93
101-200 bps	149,104	171	229,472	161	49,917	171	11,048	131	439,541	165
201-300 bps	217,928	274	378,601	257	242,781	275	32,514	271	871,824	267
301-400 bps	351,345	359	325,260	365	326,064	366	42,237	361	1,044,906	363
401-500 bps	275,128	427	271,005	435	169,670	435	208,476	438	924,279	433
501-600 bps	3,636	592	3,304	579	10,848	559	1,344	525	19,132	566
601 bps and above	4,514	1,021	26,055	646	2,527	693	2,229	745	35,325	704
Total loans with current rates above floors	$1,030,996	328	$1,374,722	289	$814,173	341	$304,198	393	$3,524,089	321
Loans at interest rate floors providing support:
1-25 bps	$2,384	25	$13,230	20	$381	2	$130	2	$16,125	20
26-50 bps	3,373	50	8,942	31	1,840	27	—	—	14,155	35
51-75 bps	232	75	1,894	52	528	68	—	—	2,654	57
76-100 bps	900	100	410	77	—	—	—	—	1,310	93
101-200 bps	30	117	240	102	—	—	—	—	270	104
Total loans at interest rate floors providing support	$6,919	49	$24,716	28	$2,749	31	$130	2	$34,514	32
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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of March 31, 2025 and December 31, 2024, we had $110.4 million and $121.9 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Nonperforming loans HFI decreased by $6.5 million to $77.2 million as of March 31, 2025 compared to $83.7 million as of December 31, 2024. The decrease in nonperforming loans primarily occurred in our 1-to-4 family mortgage residential real estate, commercial and industrial and construction portfolios.
As of March 31, 2025 and December 31, 2024, we had $27.2 million and $31.4 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of both March 31, 2025 and December 31, 2024, other real estate owned included $0.1 million of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $2.8 million and $2.4 million as of March 31, 2025 and December 31, 2024, respectively.
The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	March 31,		December 31,
(dollars in thousands)	2025	2024	2024
Loan Type:
Commercial and industrial	$8,755	$24,643	$10,391
Construction	10,390	5,662	11,453
Residential real estate:
1-to-4 family mortgage	24,579	18,435	27,944
Residential line of credit	2,203	2,209	1,894
Multi-family mortgage	21	31	21
Commercial real estate:
Owner-occupied	8,643	3,069	9,645
Non-owner occupied	6,175	3,250	6,179
Consumer and other	16,394	10,451	16,178
Total nonperforming loans HFI	$77,160	$67,750	$83,705
Mortgage loans held for sale(1)	27,152	20,876	31,357
Other real estate owned	3,326	3,613	4,409
Other repossessed assets	2,791	1,834	2,444
Total nonperforming assets	$110,429	$94,073	$121,915
Nonperforming loans HFI as a percentage of total loans HFI	0.79%	0.73%	0.87%
Nonperforming assets as a percentage of total assets	0.84%	0.75%	0.93%
Nonaccrual loans HFI as a percentage of loans HFI	0.50%	0.59%	0.62%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of March 31, 2025 and December 31, 2024. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $41.9 million at March 31, 2025 as compared to $47.9 million at December 31, 2024. The decrease from December 31, 2024 to March 31, 2025 primarily occurred within our 1-to-4 family mortgage residential real estate, commercial real estate owner occupied and construction portfolios offset with an increase in our commercial and industrial portfolio.

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
We calculate our expected credit loss using a lifetime loss rate methodology. We utilize probability-weighted forecasts, which consider multiple macroeconomic variables that are applicable to each type of loan. See Note 1, “Basis of presentation and summary of significant accounting policies,” in the notes to our consolidated financial statements in our Annual Report that was filed with the SEC on February 25, 2025 for additional information regarding our methodology.
The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	March 31,		December 31,
	2025		2024
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$15,521	0.87%	$16,667	0.99%
Construction	25,652	2.51%	31,698	2.91%
Residential real estate:
1-to-4 family mortgage	26,200	1.60%	25,340	1.57%
Residential line of credit	11,196	1.82%	10,952	1.82%
Multi-family mortgage	11,416	1.76%	10,512	1.61%
Commercial real estate:
Owner-occupied	12,074	0.89%	11,993	0.88%
Non-owner occupied	28,319	1.31%	25,531	1.22%
Consumer and other	20,153	3.59%	19,249	3.90%
Total allowance for credit losses on loans HFI	$150,531	1.54%	$151,942	1.58%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2025	2024	2024
Allowance for credit losses on loans HFI at beginning of period	$151,942	$150,326	$150,326
Charge-offs:
Commercial and industrial	(2,901)	(43)	(11,080)
Construction	—	(92)	(122)
Residential real estate:
1-to-4 family mortgage	(3)	—	(439)
Residential line of credit	—	(20)	(73)
Commercial real estate:
Owner-occupied	(17)	—	—
Consumer and other	(972)	(772)	(3,051)
Total charge-offs	$(3,893)	$(927)	$(14,765)
Recoveries:
Commercial and industrial	$42	$14	$428
Residential real estate:
1-to-4 family mortgage	9	56	84
Residential line of credit	—	—	18
Commercial real estate:
Owner-occupied	21	40	245
Non-owner occupied	1	—	—
Consumer and other	503	306	939
Total recoveries	$576	$416	$1,714
Net charge-offs	(3,317)	(511)	(13,051)
Provision for credit losses on loans HFI	1,906	1,852	14,667
Allowance for credit losses on loans HFI at the end of period	$150,531	$151,667	$151,942
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.14)%	(0.02)%	(0.14)%
Allowance for credit losses on loans HFI as a percentage of loans	1.54%	1.63%	1.58%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	308.9%	276.3%	256.0%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	195.1%	223.9%	181.5%

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three Months Ended March 31, 2025
Commercial and industrial	$1,713	$(2,859)	$1,680,148	(0.69)%
Construction	(6,046)	—	1,066,337	—%
Residential real estate:
1-to-4 family mortgage	854	6	1,625,880	—%
Residential line of credit	244	—	605,413	—%
Multi-family mortgage	904	—	632,646	—%
Commercial real estate:
Owner-occupied	77	4	1,347,025	—%
Non-owner occupied	2,787	1	2,093,165	—%
Consumer and other	1,373	(469)	570,443	(0.33)%
Total	$1,906	$(3,317)	$9,621,057	(0.14)%
Three Months Ended March 31, 2024
Commercial and industrial	$(2,298)	$(29)	$1,709,052	(0.01)%
Construction	2,028	(92)	1,323,850	(0.03)%
Residential real estate:
1-to-4 family mortgage	(433)	56	1,574,970	0.01%
Residential line of credit	470	(20)	533,924	(0.02)%
Multi-family mortgage	131	—	614,019	—%
Commercial real estate:
Owner-occupied	56	40	1,235,782	0.01%
Non-owner occupied	984	—	1,976,451	—%
Consumer and other	914	(466)	418,746	(0.45)%
Total	$1,852	$(511)	$9,386,794	(0.02)%
Year Ended December 31, 2024
Commercial and industrial	$7,720	$(10,652)	$1,655,250	(0.64)%
Construction	(3,552)	(122)	1,199,414	(0.01)%
Residential real estate:
1-to-4 family mortgage	(810)	(355)	1,587,111	(0.02)%
Residential line of credit	1,539	(55)	562,877	(0.01)%
Multi-family mortgage	1,670	—	629,920	—%
Commercial real estate:
Owner occupied	1,095	245	1,278,683	0.02%
Non-owner occupied	2,566	—	2,021,677	—%
Consumer and other	4,439	(2,112)	449,526	(0.47)%
Total	$14,667	$(13,051)	$9,384,458	(0.14)%
The ACL on loans HFI was $150.5 million and $151.9 million and represented 1.54% and 1.58% of loans HFI as of March 31, 2025 and December 31, 2024, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 3, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
For the three months ended March 31, 2025, we experienced net charge-offs of $3.3 million, or 0.14% of average loans HFI, compared to net charge-offs of $0.5 million, or 0.02% for the three months ended March 31, 2024. The increase was driven by a $2.8 million full charge-off of a single commercial and industrial relationship during the three months ended March 31, 2025. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI decreased by 8 basis points to 0.79% as of March 31, 2025 compared to December 31, 2024. See above within this section for further information related to this decrease.
Management has made a concerted effort to reduce exposure to construction lending. The reduction in construction balances and the corresponding allowance reduction offset some of the additional allowance needed related to growth in other loan segments.

We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which increased to $6.5 million as of March 31, 2025 from $6.1 million as of December 31, 2024 due to a $25.5 million increase in unfunded loan commitments during the period. Notably, construction unfunded loan commitments increased during the three months ended March 31, 2025 due to reduced utilization on existing revolving lines and a seasonal increase in new projects.
Loans held for sale
Mortgage loans held for sale consisted of $145.6 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $27.2 million of GNMA optional repurchase loans. This compares to $95.4 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $31.4 million of GNMA optional repurchase loans as of December 31, 2024.
Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $11.20 billion and $11.21 billion as of March 31, 2025 and December 31, 2024, respectively.
Noninterest-bearing deposits at March 31, 2025 and December 31, 2024 were $2.16 billion and $2.12 billion, respectively which include mortgage escrow deposits which increased to $94.0 million as of March 31, 2025 from $69.0 million as of December 31, 2024.
Our interest-bearing deposits were $9.04 billion and $9.09 billion at March 31, 2025 and December 31, 2024, respectively.
Interest-bearing checking deposits decreased to $2.78 billion at March 31, 2025 as compared to $2.91 billion at December 31, 2024. The decrease was a result of management's effort to manage down higher cost deposits.
Partially offsetting the decrease in interest-bearing checking was our deposits from municipal and governmental entities, also known as public funds, which increased by $82.8 million during the period. The increase in public funds was largely due to seasonal inflows.
Money market and savings deposits accounts increased by $144.4 million from December 31, 2024 primarily due to seasonal factors.
Customer time deposits decreased by $16.4 million from December 31, 2024 which was largely driven by management's decision not to renew certain maturing deposits given the change in market interest rates.
Additionally, brokered and internet time deposits decreased by $54.7 million to $414.4 million as of March 31, 2025 compared to December 31, 2024 as a result of brokered deposits being paid down.
We have experienced a decrease in our cost of interest-bearing deposits due to a decrease in the interest rate environment. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management’s discussion and analysis under the subheading “Results of operations” discussion.
Our deposit base may include certain deposits from related parties as disclosed within Note 14, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	March 31,			December 31,
	2025			2024
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,163,934	19%	—%	$2,116,232	19%	—%
Interest-bearing checking	2,776,958	25%	2.61%	2,906,425	26%	3.05%
Money market	4,126,348	37%	3.41%	3,986,777	36%	3.84%
Savings deposits	356,560	3%	0.08%	351,706	3%	0.07%
Customer time deposits	1,363,770	12%	3.75%	1,380,205	12%	3.97%
Brokered and internet time deposits	414,428	4%	4.43%	469,089	4%	4.86%
Total deposits	$11,201,998	100%	2.54%	$11,210,434	100%	2.76%

Customer Time Deposits(2)
0.00-1.00%	$80,558	6%		$65,302	5%
1.01-2.00%	57,227	4%		63,582	5%
2.01-3.00%	143,626	11%		74,171	5%
3.01-4.00%	524,302	38%		264,863	19%
4.01-5.00%	535,519	39%		875,916	63%
Above 5.00%	22,538	2%		36,371	3%
Total customer time deposits	$1,363,770	100%		$1,380,205	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$—	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	—	—%		—	—%
3.01-4.00%	169,088	41%		169,088	36%
4.01-5.00%	199,725	48%		199,888	43%
Above 5.00%	45,615	11%		100,113	21%
Total brokered and internet time deposits	$414,428	100%		$469,089	100%
Total time deposits	$1,778,198			$1,849,294
(1) Average rates are presented for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. (2) Rates are presented as of period-end.

Further details related to our deposit customer base is presented below as of the dates indicated:

	March 31,		December 31,
	2025		2024
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,868,544	43%	$4,853,609	43%
Commercial	4,695,923	42%	4,802,105	43%
Public	1,637,531	15%	1,554,720	14%
Total deposits	$11,201,998	100%	$11,210,434	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of March 31, 2025:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$420,627	4.14%
Over Three to Six	423,226	3.82%
Over Six to Twelve	227,054	3.29%
Over Twelve	253,697	3.30%
Total	$1,324,604	3.73%

Time deposits of greater than $250
Months to maturity:
Three or less	$171,733	4.35%
Over Three to Six	172,140	3.88%
Over Six to Twelve	66,686	3.48%
Over Twelve	43,035	3.07%
Total	$453,594	3.92%
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
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	March 31,	December 31,
	2025	2024
Estimated insured or collateralized deposits(1)	$8,210,241	$8,346,796
Estimated uninsured and uncollateralized deposits(1)	$2,991,757	$2,863,638
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	26.7%	25.5%
Estimated uninsured deposits(2)	$4,676,572	$4,478,898
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $61.8 million and $61.1 million at March 31, 2025 and December 31, 2024, respectively.
Federal Funds Sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $48.2 million and $64.8 million at March 31, 2025 and December 31, 2024, respectively.
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
The fair value of our AFS debt securities portfolio was $1.58 billion and $1.54 billion as of March 31, 2025 and December 31, 2024, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $128.2 million and $141.4 million as of March 31, 2025 and December 31, 2024, respectively. Current net unrealized losses are driven by prevailing interest rate levels versus interest rate levels when many of the bonds were purchased.
During the three months ended March 31, 2025, there were no AFS debt securities sold and we purchased $103.7 million of AFS debt securities. Maturities, prepayments and calls of AFS debt securities totaled $74.9 million for the three months ended March 31, 2025.
During the three months ended March 31, 2024, we sold $207.9 million of AFS debt securities. The sales contributed to a pre-tax loss on securities of $16.2 million. We primarily sold agency collateralized mortgage obligations, agency mortgage-backed securities, U.S. Treasury and municipal securities. We reinvested the proceeds from the sales primarily into U.S. government agency AFS debt securities in order increase the effective yield of our portfolio. Including the reinvestment of these proceeds, we purchased $281.6 million of AFS debt securities during the three months ended March 31, 2024 and had maturities, prepayments and calls of AFS debt securities which totaled $66.6 million.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	March 31,			December 31,
	2025			2024
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. Treasury securities:
Maturing within one year	$—	—%	—%	$299	—%	4.25%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	—	—%	—%	299	—%	4.25%
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	226,826	14.3%	4.73%	207,220	13.5%	5.28%
Maturing after ten years	376,116	23.8%	5.03%	355,787	23.1%	5.47%
Total U.S. government agency securities	602,942	38.1%	4.92%	563,007	36.6%	5.40%
Municipal securities:
Maturing within one year	304	—%	3.57%	548	—%	4.26%
Maturing in one to five years	4,209	0.3%	3.76%	3,611	0.2%	3.56%
Maturing in five to ten years	18,214	1.2%	3.03%	15,723	1.0%	3.06%
Maturing after ten years	122,669	7.8%	2.94%	127,975	8.3%	2.93%
Total municipal securities	145,396	9.3%	2.96%	147,857	9.5%	2.96%
Mortgage-backed securities - residential and commercial:
Maturing within one year	2,218	0.1%	3.48%	2,222	0.1%	3.35%
Maturing in one to five years	313	—%	2.12%	343	—%	2.16%
Maturing in five to ten years	13,360	0.8%	2.75%	13,424	0.9%	2.73%
Maturing after ten years	815,493	51.6%	3.06%	809,867	52.8%	3.10%
Total mortgage-backed securities - residential and commercial	831,384	52.5%	3.06%	825,856	53.8%	3.09%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	998	0.1%	7.34%	989	0.1%	7.98%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	998	0.1%	7.34%	989	0.1%	7.98%
Total AFS debt securities	$1,580,720	100.0%	3.76%	$1,538,008	100.0%	3.93%
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $9.8 million and $13.5 million at March 31, 2025 and December 31, 2024, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. There were no such borrowings against these lines (i.e., federal funds purchased) as of March 31, 2025 or December 31, 2024.
FHLB short-term advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of March 31, 2025 and December 31, 2024 had total borrowing capacity of $1.48 billion and $1.40 billion, respectively. As of March 31, 2025 and December 31, 2024, we had qualifying loans pledged as collateral securing these lines amounting to $2.70 billion and $2.61 billion, respectively. There were no FHLB advances outstanding as of March 31, 2025 or December 31, 2024.
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
Further information related to our subordinated debt as of March 31, 2025 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	7.81%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	7.71%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual fixed(3)
Unamortized debt issuance costs				(129)
Total subordinated debt, net				$130,801
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

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.2 million as of both March 31, 2025 and December 31, 2024. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $27.2 million and $31.4 million as of March 31, 2025 and December 31, 2024, respectively. See Note 5, “Leases” and Note 10, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are typically used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of March 31, 2025 and December 31, 2024, we had pledged securities with carrying values of $877.6 million and $937.0 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of March 31, 2025 or December 31, 2024. As of March 31, 2025, we had the ability to borrow $1.48 billion through FHLB advances with remaining capacity of $1.48 billion. As of December 31, 2024, there was $1.40 billion available to borrow against with a remaining capacity of $1.40 billion.
We also maintained unsecured lines of credit with other commercial banks totaling $370.0 million as of both March 31, 2025 and December 31, 2024. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no such borrowings against these lines (i.e., federal funds purchased) as of March 31, 2025 or December 31, 2024. As of both March 31, 2025 and December 31, 2024, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Current on-balance sheet liquidity:
Cash and cash equivalents	$794,706	$1,042,488
Unpledged AFS debt securities	703,117	600,965
Total on-balance sheet liquidity	$1,497,823	$1,643,453

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,369,107	$3,318,091
FHLB remaining borrowing capacity	1,476,688	1,397,905
Federal Reserve discount window	2,134,448	2,053,541
Total available sources of liquidity	$6,980,243	$6,769,537

On-balance sheet liquidity as a percentage of total assets	11.4%	12.5%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	283.4%	293.8%
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
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid by the Bank to the Company. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” “Item 1A. Risk Factors - Risks related to our business” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends,” each of which is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of March 31, 2025 and December 31, 2024, $139.5 million and $185.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2025, there were $9.8 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three months ended March 31, 2024, there were $8.5 million in cash dividends approved by the board for payment from the Bank to the holding company. None of these required approval from the TDFI. Subsequent to March 31, 2025, the Board approved a dividend from the Bank to the holding company to be paid in the second quarter for $52.3 million that also did not require approval from the TDFI.
During the three months ended March 31, 2025, the Company declared shareholder dividends of $0.19 per share, or $9.0 million. During the three months ended March 31, 2024, the Company declared shareholder dividends of $0.17 per share, or $8.1 million. Subsequent to March 31, 2025, the Company declared a quarterly dividend in the amount of $0.19 per share, payable on May 27, 2025, to stockholders of record as of May 13, 2025.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.60 billion and $1.57 billion as of March 31, 2025 and December 31, 2024, respectively. The increase in shareholders’ equity was primarily attributable to net income of $39.4 million and $9.7 million in net unrealized gains in AFS debt securities, net of tax expenses. This increase was partially off-set by dividends declared of $9.0 million and stock repurchases of $9.9 million. Book value per common share was $34.44 as of March 31, 2025 and $33.59 as of December 31, 2024.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of March 31, 2025 and December 31, 2024, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 12, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

March 31, 2025	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital	15.2%	14.8%	10.0%
Tier 1 risk-based capital	13.1%	12.7%	8.0%
Common Equity Tier 1 ratio	12.8%	12.7%	6.5%
Tier 1 leverage	11.4%	11.0%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	March 31,	December 31,
(in basis points)	2025	2024
+400	9.78%	10.4%
+300	7.97%	8.39%
+200	5.53%	5.78%
+100	2.88%	2.97%
-100	(3.05)%	(2.87)%
-200	(6.11)%	(6.06)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	March 31,	December 31,
(in basis points)	2025	2024
+400	(12.4)%	(14.5)%
+300	(10.5)%	(12.3)%
+200	(6.72)%	(7.92)%
+100	(3.14)%	(3.80)%
-100	2.53%	3.08%
-200	4.23%	5.17%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of March 31, 2025 and December 31, 2024 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A—RISK FACTORS
There have been no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31	—	$—	—	$87,300,693
February 1 - February 28	—	—	—	87,300,693
March 1 - March 31	208,680	47.40	208,680	77,408,942
Total	208,680	$47.40	208,680	$77,408,942
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
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6—EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 31, 2025, by and between FB Financial Corporation and Southern States Bancshares, Inc. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K (File No. 001-37875) filed on March 31, 2025)

3.1
Amended and Restated Charter, as amended for SEC filing purposes only (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-37875) filed on February 25, 2025)

3.2
Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.1
Registration Rights Agreement by and between FB Financial Corporation and James W. Ayers, dated September 15, 2016 (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

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

FB Financial Corporation

/s/ Michael M. Mettee
May 5, 2025	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
May 5, 2025	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)